Form 10-Q
period 2007-09-30
BANKATLANTIC BANCORP INC
filed 2007-11-09
CIK 921768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	November 6, 2007

Class A Common Stock, par value $0.01 per share	51,324,309
Class B Common Stock, par value $0.01 per share	4,876,124

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

	September 30,	December 31,
(In thousands, except share data)	2007	2006
ASSETS
Cash and cash equivalents	$138,170	$138,904
Securities available for sale and other financial instruments (at fair value)	728,846	651,316
Securities held to maturity, at cost (approximate fair value:
$215,035 and $209,020)	214,517	206,682
Investment securities at cost:
(approximate fair value $37,306):	31,433	—
Tax certificates, net of allowance of $3,894 and $3,699	204,746	195,391
Federal Home Loan Bank stock, at cost which approximates fair value	74,903	80,217
Loans receivable, net of allowance for loan losses of $92,358 and $43,602	4,580,874	4,586,607
Loans held for sale	5,751	9,313
Real estate held for development or sale	21,985	25,333
Real estate owned	17,159	21,747
Office properties and equipment, net	251,445	219,717
Deferred tax asset, net	34,639	13,593
Goodwill and other intangibles	76,236	77,324
Other assets	104,889	78,755
Discontinued operations assets held for sale	—	190,763

Total assets	$6,485,593	$6,495,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
Non-interest bearing	$895,263	$995,920
Interest bearing	3,072,714	2,871,116

Total deposits	3,967,977	3,867,036
Advances from FHLB	1,417,047	1,517,058
Short term borrowings	239,837	133,958
Subordinated debentures and bonds payable	323,320	293,189
Other liabilities	65,523	64,193
Discontinued operations liabilities held for sale	—	95,246

Total liabilities	6,013,704	5,970,680

Commitments and contingencies
Stockholders’ equity:
Class A common stock, issued and outstanding 51,168,201 and 56,157,425 shares	512	562
Class B common stock, issued and outstanding 4,876,124 and 4,876,124 shares	49	49
Additional paid-in capital	215,524	260,460
Retained earnings	246,357	265,089

Total stockholders’ equity before accumulated other comprehensive income (loss)	462,442	526,160
Accumulated other comprehensive income (loss)	9,447	(1,178)

Total stockholders’ equity	471,889	524,982

Total liabilities and stockholders’ equity	$6,485,593	$6,495,662

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS -UNAUDITED

	For the Three Months		For the Nine Months
(In thousands, except share and per share data)	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
		(As adjusted)		(As adjusted)
Interest income:
Interest and fees on loans	$80,082	$80,790	$239,583	$231,941
Interest and dividends on taxable securities	10,976	10,522	31,194	27,913
Interest on tax exempt securities	3,838	3,804	11,434	11,472

Total interest income	94,896	95,116	282,211	271,326

Interest expense:
Interest on deposits	22,558	15,095	63,033	41,701
Interest on advances from FHLB	18,987	18,509	55,813	45,655
Interest on short term borrowings	2,940	5,078	7,505	12,584
Interest on secured borrowings	—	—	—	2,401
Interest on debentures and bonds payable	6,652	6,521	18,902	18,861
Capitalized interest on real estate development	—	(75)	—	(844)

Total interest expense	51,137	45,128	145,253	120,358

Net interest income	43,759	49,988	136,958	150,968
Provision for loan losses	48,949	271	61,327	414

Net interest (loss) income after provision for loan losses	(5,190)	49,717	75,631	150,554

Non-interest income:
Service charges on deposits	25,894	24,008	76,297	64,381
Other service charges and fees	7,222	6,779	21,779	20,354
Securities activities, net	1,207	2,243	11,575	7,614
Other	2,299	3,178	9,207	11,842

Total non-interest income	36,622	36,208	118,858	104,191

Non-interest expense:
Employee compensation and benefits	34,258	38,619	113,256	112,045
Occupancy and equipment	16,954	15,018	48,825	41,061
Impairment of real estate held for sale	3,655	—	4,711	—
Impairment of real estate owned	7,233	—	7,299	—
Advertising and promotion	4,276	8,649	14,343	24,667
Professional fees	2,542	1,968	5,623	6,659
Check losses	3,341	2,855	7,929	5,976
Supplies and postage	1,159	1,719	4,644	5,117
Telecommunication	1,286	1,241	4,223	3,552
One-time termination benefits	—	—	2,553	—
Other	6,975	6,438	20,943	21,268

Total non-interest expense	81,679	76,507	234,349	220,345

(Loss) income from continuing operations before income taxes	(50,247)	9,418	(39,860)	34,400
(Benefit) provision for income taxes	(20,637)	2,052	(19,774)	8,569

(Loss) income from continuing operations	(29,610)	7,366	(20,086)	25,831
Discontinued operations, (less applicable income tax (benefit) provision of $0, ($3,105) and ($4,124), ($6,220))	—	(4,842)	7,812	(8,774)

Net (loss) income	$(29,610)	$2,524	$(12,274)	$17,057

Basic (loss) earnings per share
Continuing operations	$(0.52)	$0.12	$(0.34)	$0.42
Discontinued operations	—	(0.08)	0.13	(0.14)

Basic (loss) earnings per share	$(0.52)	$0.04	$(0.21)	$0.28

Diluted (loss) earnings per share
Continuing operations	$(0.52)	$0.12	$(0.34)	$0.41
Discontinued operations	—	(0.08)	0.13	(0.14)

Diluted (loss) earnings per share	$(0.52)	$0.04	$(0.21)	$0.27

Basic weighted average number of common shares outstanding	56,832,326	61,045,711	58,871,702	61,125,242

Diluted weighted average number of common and common equivalent shares outstanding	56,832,326	62,412,365	58,871,702	62,663,606

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2006 and 2007 — Unaudited

					Unearned	Accumul-
					Compen-	ated
	Compre-		Addi-		sation	Other
	hensive		tional		Restricted	Compre-
	Income	Common	Paid-in	Retained	Stock	hensive
(In thousands)	(Loss)	Stock	Capital	Earnings	Grants	Income (Loss)	Total
BALANCE, DECEMBER 31, 2005		$608	$261,720	$261,279	$(936)	$(6,335)	$516,336
Cumulative effect adjustment upon adoption of Staff Accounting Bulletin No. 108 (“SAB No. 108”) (less tax benefit of $1,193)		—	—	(1,899)	—	—	(1,899)
Cumulative effect adjustment upon adoption of Statement of Financial Accounting Standards No. 123R		(1)	(935)	—	936	—	—
Net income	$17,057	—	—	17,057	—	—	17,057

Other comprehensive income (loss), net of tax:
Unrealized gains on securities available for sale (less income tax expense of $2,836)	4,781
Reclassification adjustment for net gain included in net income (less income tax expense of $2,937)	(4,677)

Other comprehensive income	104	—	—	—	—	104	104

Comprehensive income	$17,161

Dividends on Class A common stock		—	—	(6,600)	—	—	(6,600)
Dividends on Class B common stock		—	—	(570)	—	—	(570)
Issuance of Class A common stock upon exercise of stock options		14	5,859	—	—	—	5,873
Tax effect relating to share-based compensation		—	3,664	—	—	—	3,664
Retirement of Class A common stock relating to exercise of stock options		(5)	(7,261)	—	—	—	(7,266)
Share based compensation expense		—	3,668	—	—	—	3,668
Purchase and retirement of Class A common stock		(5)	(7,828)	—	—	—	(7,833)

BALANCE, SEPTEMBER 30, 2006		$611	$258,887	$269,267	$—	$(6,231)	$522,534

BALANCE, DECEMBER 31, 2006		$611	$260,460	$265,089	$—	$(1,178)	$524,982
Net loss	$(12,274)	—	—	(12,274)	—	—	(12,274)

Other comprehensive income (loss), net of tax:
Unrealized gains on securities available for sale (less income tax expense of $7,781)	14,253
Reclassification adjustment for net gain included in net income (less income tax expense of $1,981)	(3,628)

Other comprehensive income	10,625	—	—	—	—	10,625	10,625

Comprehensive loss	$(1,649)

Dividends on Class A common stock		—	—	(6,558)	—	—	(6,558)
Dividends on Class B common stock		—	—	(600)	—	—	(600)
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48		—	—	700	—	—	700
Issuance of Class A common stock upon exercise of stock options		4	2,365	—	—	—	2,369
Tax effect relating to share-based compensation		—	1,264	—	—	—	1,264
Purchase and retirement of Class A common stock		(54)	(53,715)	—	—	—	(53,769)
Share based compensation expense		—	5,150	—	—	—	5,150

BALANCE, SEPTEMBER 30, 2007		$561	$215,524	$246,357	$—	$9,447	$471,889

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Nine Months
	Ended September 30,
(In thousands)	2007	2006
Net cash provided by operating activities	$30,781	$1,267

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	161,332	149,232
Purchase of investment securities and tax certificates	(178,862)	(182,994)
Purchase of securities available for sale	(238,549)	(121,619)
Proceeds from sales and maturities of securities available for sale	241,228	140,011
Purchases of FHLB stock	(10,575)	(41,850)
Redemption of FHLB stock	15,889	23,914
Investments in unconsolidated subsidiaries	(5,296)	(5,444)
Distributions from unconsolidated subsidiaries	7,889	4,549
Net increase in loans	(54,802)	(113,861)
Improvements to real estate owned	(1,963)	—
Proceeds from sales of real estate owned	1,241	3,338
Net additions to office properties and equipment	(48,323)	(58,786)
Net proceeds from the sale of Ryan Beck Holdings, Inc.	2,628	—

Net cash used in investing activities	(108,163)	(203,510)

Financing activities:
Net increase (decrease) in deposits	100,941	(77,218)
Repayments of FHLB advances	(2,530,000)	(1,826,344)
Proceeds from FHLB advances	2,430,000	2,230,000
Decrease in securities sold under agreements to repurchase	(37,095)	(24,514)
Increase (decrease) in federal funds purchased	142,974	(88,040)
Repayments of secured borrowings	—	(26,516)
Repayment of notes and bonds payable	(798)	(13,900)
Proceeds from issuance of junior subordinated debentures	30,929	—
Proceeds from notes payable	—	5,000
Capital contributions in managed fund by investors	—	2,200
Excess tax benefits from share-based compensation	1,264	3,664
Proceeds from issuance of Class A common stock	2,369	1,324
Payment of the minimum withholding tax upon the exercise of stock options	—	(2,717)
Purchase and retirement of Class A common stock	(53,769)	(7,833)
Common stock dividends	(7,158)	(7,170)

Net cash provided by financing activities	79,657	167,936

Increase (decrease) in cash and cash equivalents	2,275	(34,307)
Cash and cash equivalents in discontinued operations assets held for sale at beginning of period	3,285	—
Cash and cash equivalents in discontinued operations assets held for sale at disposal date	(6,294)	—
Cash and cash equivalents at the beginning of period	138,904	170,261

Cash and cash equivalents at end of period	$138,170	$135,954

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
1. Presentation of Interim Financial Statements
     BankAtlantic Bancorp, Inc. (the “Company”) is a Florida-based diversified financial services holding company that offers a wide range of banking products and services through its wholly-owned subsidiary, BankAtlantic. The Company has two reportable segments, BankAtlantic and the Parent Company.   On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking.  As a consequence, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Consolidated Statement of Operations for all periods presented. The financial information of Ryan Beck is included in the Consolidated Statement of Financial Condition as of December 31, 2006, and in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income and the Consolidated Statement of Cash Flows for all periods presented.
     BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of over 100 branches or “stores” located in Florida.
     All significant inter-company balances and transactions have been eliminated in consolidation.
     In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair presentation of the Company’s consolidated financial condition at September 30, 2007 and December 31, 2006, the consolidated results of operations for the three and nine months ended September 30, 2007 and 2006, and the consolidated stockholders’ equity and comprehensive income and cash flows for the nine months ended September 30, 2007 and 2006 in accordance with accounting principles generally accepted in the United States of America. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2007. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Company’s quarterly reports on Form 10-Q for the three months ended March 31, 2007 and June 30, 2007, respectively.
     Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2007.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) which established an approach to quantify errors in financial statements. The Company applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its financial statements for the year ended December 31, 2006. The impact of the application of SAB 108 on the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2006 was to adjust non-interest expenses from $76.8 million and $220.2 million, respectively, as originally reported to $76.5 million and $220.3 million, respectively, as adjusted. For further discussion on the implementation of SAB 108, see notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
2. Stock Based Compensation
     During the nine months ended September 30, 2007, the Board of Directors granted to employees incentive and non-qualifying stock options to acquire an aggregate of 826,850 shares of Class A common stock under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. Additionally, during the nine months ended September 2007 non-employee directors were issued 10,660 shares of restricted Class A common stock and granted options to acquire 104,647 shares of Class A common stock. The options granted to employees vest in five years and expire ten years after the grant date. Options issued to non-employee directors vest immediately. The employee stock and director options were granted with a weighted average exercise price of $9.35 and $9.38, respectively, which was equal to the market value of the Class A common stock at the date of grant. The restricted stock issued to directors vests over a 12 month period.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The table below presents the weighted average assumptions used to value options granted during the nine months ended September 2007.

	Employees	Directors
Stock Price	$9.35	$9.38
Exercise Price	$9.35	$9.38
Interest Rate	4.95%	4.63%
Dividend Rate	1.76%	1.75%
Volatility	29.63%	27.80%
Option Life (years)	7.50	5.00
Option Value	$3.28	$2.58
Annual Forfeiture Rate	3.60%	0%
     The table below presents the weighted average assumptions used to value options granted during the nine months ended September 2006.

	Employees	Directors
Stock Price	$14.76	$14.53
Exercise Price	$14.76	$14.53
Interest Rate	5.19%	4.94%
Dividend Rate	1.03%	1.05%
Volatility	31.43%	31.83%
Option Life (years)	7.50	5.00
Option Value	$6.02	$4.84
Annual Forfeiture Rate	3.00%	0%
     The following is a summary of the Company’s Class A common stock option activity during the nine months of 2006 and 2007:

Outstanding at December 31, 2005	6,039,253
Exercised	(1,422,261)
Forfeited	(201,839)
Issued	951,268

Outstanding at September 30, 2006	5,366,421

Outstanding at December 31, 2006	5,238,905
Exercised	(415,827)
Forfeited or expired	(358,938)
Issued	981,247

Outstanding at September 30, 2007	5,445,387

Exercisable at September 30, 2007	1,748,845

	For the Nine Months
	Ended September 30,
	2007	2006
Weighted average exercise price of options outstanding	$11.16	$11.22
Weighted average exercise price of options exercised	$5.69	$4.13
Weighted average price of options forfeited or expired	$14.36	$14.14
     Included in the compensation expense in the Company’s Statement of Operations for the three and nine months ended September 30, 2007 is share-based compensation of $1.1 million and $3.4 million, respectively, compared to $1.2 million and $3.0 million during the same 2006 periods, respectively.

BankAtlantic Bancorp, Inc. and Subsidiaries
3. Discontinued Operations and Merger
     On February 28, 2007, Ryan Beck merged with Stifel. Under the terms of the merger, the Company and several employees of Ryan Beck who held options to acquire Ryan Beck common stock exchanged their entire interest in Ryan Beck common stock and options to acquire Ryan Beck common stock for an aggregate of 2,467,600 shares of Stifel common stock, cash of $2.7 million and five-year warrants to purchase an aggregate of 500,000 shares of Stifel common stock at an exercise price of $36.00 per share (the “Warrants”). Of the total merger consideration, the Company’s portion was 2,377,354 shares of Stifel common stock, cash of $2.6 million and Warrants to acquire an aggregate of 481,724 shares of Stifel common stock. Stifel filed a registration statement on June 28, 2007, registering for resale by the Company after August 28, 2007 up to 1,061,547 shares of Stifel common stock, including 792,000 shares owned by the Company and 161,000 shares issuable to the Company upon the exercise of the Warrants. Stifel has agreed to register the remaining shares issued in connection with the merger and to grant incidental “piggy-back” registration rights. The Company has agreed that, other than in private transactions, it will not, without Stifel’s consent, sell more than one-third of the shares of Stifel common stock received by it within the year following the initial registration of such securities nor more than two-thirds of the shares of Stifel common stock received by it within the two-year period following the initial registration of such securities. As of September 30, 2007, the Company owned approximately 16% of the issued and outstanding shares of Stifel common stock and does not have the ability to exercise significant influence over Stifel’s operations. As such, the Company’s investment in Stifel common stock is accounted for under the cost method of accounting. Stifel common stock that can be sold within one year is accounted for as securities available for sale and Stifel common stock which is subject to restrictions on sale for more than one year is accounted for as investment securities at cost. The warrants are accounted for as derivatives with unrealized gains and losses resulting from changes in the fair value of the warrants recorded in securities activities, net. Included in the Company’s Consolidated Statement of Financial Condition as of September 30, 2007 under “securities available for sale” and “investment securities at cost” are $80.0 million and $31.4 million, respectively, of Stifel common stock, and included in securities available for sale and other financial instruments at fair value is $13.4 million of Warrants.
     The Stifel agreement also provides for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the merger up to a maximum of $40,000,000 and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25,000,000 during each of the two twelve-month periods immediately following the merger. The contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the exchange of Ryan Beck common stock. The Company has entered into separate agreements with each individual Ryan Beck option holder which allocate certain contingent earn-out payments to them.
     The gain on the sale of Ryan Beck included in the Consolidated Statement of Operations in “Discontinued operations” was as follows (in thousands):

Consideration received:
Stifel common stock and Warrants	$107,445
Cash	2,628

Total consideration received	110,073

Discontinued operations assets held for sale at disposal date	206,763
Discontinued operations liabilities held for sale at disposal date	(117,364)

Net assets available for sale at disposal date	89,399
Transaction cost	2,709

Gain on disposal of Ryan Beck before income taxes	17,965
Provision for income taxes	1,592

Net gain on sale of Ryan Beck	$16,373

BankAtlantic Bancorp, Inc. and Subsidiaries
     The loss from operations of Ryan Beck included in the Consolidated Statement of Operations in “Discontinued operations” was as follows (in thousands):

	For the Nine	For the Three	For the Nine
	Months Ended	Months Ended	Months Ended
	September 30, 2007	September 30, 2006	September 30, 2006
Investment banking revenue	$37,836	$49,061	$163,233

Expenses:
Employee compensation and benefits	27,532	40,943	127,731
Occupancy and equipment	2,984	4,369	12,167
Advertising and promotion	740	1,479	4,372
Merger related costs (1)	14,263	—	—
Professional fees	1,106	2,888	6,744
Communications	2,255	3,472	11,356
Floor broker and clearing fees	1,162	1,823	6,684
Interest expense	985	1,436	4,571
Other	1,086	598	4,602

Total expenses	52,113	57,008	178,227

Loss from Ryan Beck discontinued operations before income taxes	(14,277)	(7,947)	(14,994)
Income tax benefit	(5,716)	(3,105)	(6,220)

Loss from Ryan Beck discontinued operations, net of tax	$(8,561)	$(4,842)	$(8,774)

(1)	Merger related costs include $9.3 million of change in control payments, $3.5 million of one-time employee termination benefits and $1.5 million of share-based compensation.
4. One-time Termination Benefits
     During March 2007, the Company reduced its workforce by approximately 225 associates, or 8%, in an effort to improve operating efficiencies. The reduction in the workforce impacted every operating segment and was completed on March 27, 2007. Included in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2007 were $2.6 million of costs associated with one-time termination benefits. These benefits include $0.3 million of share-based compensation. The following is a reconciliation of the beginning and ending balance of the employee termination benefit liability (in thousands):

Employee
Termination
Benefits
Balance at December 31, 2006	$—
Expense incurred	2,317
Amounts paid	(1,923)

Balance at September 30, 2007	$394

5. Accounting for Income Taxes
     On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of the adoption of FIN 48 the Company decreased the liability for unrecognized tax benefits by $700,000 and increased the beginning balance of retained earnings by a corresponding amount. This cumulative-effect adjustment amount is the difference between the amount of tax benefits required to be recognized based on the application of FIN 48 and the amount of tax benefits recognized prior to the application of FIN 48. As of the adoption date, the Company had gross tax effected unrecognized tax benefits of $185,000 and as of September 30, 2007 the Company’s gross tax effected unrecognized tax benefits were $259,000. The recognition of these tax benefits does not significantly affect the Company’s effective tax rate.
     The Company and its subsidiaries file a consolidated federal income tax return but separate state income tax returns. The Company’s federal income tax returns for all years subsequent to the 2002 tax year are subject to

BankAtlantic Bancorp, Inc. and Subsidiaries
examination. Various state jurisdiction tax years remain open to examination. The Company is not currently under examination by any taxing authority.
     The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. The Company had no interest or penalties accrued related to its unrecognized tax benefits at September 30, 2007 and December 31, 2006.
6. Loans Receivable
     The loan portfolio consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Real estate loans:
Residential (1-4 family)	$2,217,305	$2,150,626
Construction and development	459,053	475,041
Commercial	881,466	972,905
Small business	203,559	186,833
Other loans:
Home equity	647,481	562,318
Commercial business	136,950	157,109
Small business — non-mortgage	99,932	98,225
Consumer loans	14,990	17,406
Deposit overdrafts	9,252	8,440

Total gross loans	4,669,988	4,628,903

Adjustments:
Premiums, discounts and net deferred fees	3,244	1,306
Allowance for loan losses	(92,358)	(43,602)

Loans receivable — net	$4,580,874	$4,586,607

     Undisbursed loans in process were $382.2 million and $482.8 million as of September 30, 2007 and December 31, 2006, respectively.
     Allowance for Loan Losses (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance, beginning of period	$54,754	$42,012	$43,602	$41,192
Loans charged-off	(11,717)	(436)	(14,641)	(1,152)
Recoveries of loans previously charged-off	372	670	2,070	2,063

Net (charge-offs) recoveries	(11,345)	234	(12,571)	911
Provision for loan losses	48,949	271	61,327	414

Balance, end of period	$92,358	$42,517	$92,358	$42,517

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following summarizes impaired loans (in thousands):

	September 30, 2007		December 31, 2006
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Reserves	Investment	Reserves
Impaired loans with specific reserves	$105,102	$27,885	$325	$162
Impaired loans without specific reserves	67,575	—	10,319	—

Total	$172,677	$27,885	$10,644	$162

     Impaired loans without specific reserves at September 30, 2007 include $7.0 million of troubled debt restructured loans which are currently performing. There are no commitments to lend additional funds on troubled debt restructured loans. At December 31, 2006 there were no impaired loans without specific reserves that were performing.
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
     The table below shows the effect of service arrangements with affiliated parties on the Company’s consolidated statement of operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Non-interest income:
Other — office facilities	$55	$112	$187	$316
Non-interest expense:
Employee compensation benefits	(54)	(61)	(159)	(183)
Other — back-office support	(327)	(176)	(1,078)	(713)

Net effect of affiliate transactions before income taxes	$(326)	$(125)	$(1,050)	$(580)

     The Company in prior periods issued options to acquire shares of the Company’s Class A common stock to employees of Levitt. Additionally, employees of the Company have transferred to affiliate companies and the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees. The Company accounts for these options to former employees as employee stock options because these individuals were employees of the Company on the grant date. During the nine months ended September 30, 2007 and 2006, certain of these former employees exercised 13,062 and 51,464 of options to acquire Class A common stock at a weighted average exercise price of $8.56 and $3.28, respectively.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Options outstanding to former employees, who are now employees of affiliate companies, consisted of the following as of September 30, 2007:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	282,005	$9.84
Options nonvested	154,587	$12.32
     During the year ended December 31, 2006 and in June 2007, the Company issued to BFC employees, which performed services for the Company, options to acquire 50,300 and 49,750 shares of the Company’s Class A common stock at an exercise price of $14.69 and $9.38, respectively. These options vest in five years and expire ten years from the grant date. The Company recognizes service provider expense on these stock options over the vesting period for these options based on the option fair value at each reporting period. The Company recorded $19,000 and $46,000 of service provider expenses for the three and nine months ended September 30, 2007 and $14,000 for the three and nine months ended September 30, 2006 with respect to these options.
     BankAtlantic entered into securities sold under agreements to repurchase transactions with Levitt and BFC in the aggregate of $2.9 million and $5.5 million as of September 30, 2007 and December 31, 2006, respectively. The Company recognized $43,000 and $133,000 of interest expense in connection with the above deposits during the three and nine months ended September 30, 2007 compared to $154,000 and $453,000 during the same 2006 periods, respectively. These transactions have similar terms as BankAtlantic repurchase agreements with unaffiliated third parties.
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
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Intersegment transactions are eliminated in consolidation.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company evaluates segment performance based on segment net income from continuing operations after tax. The table below is segment information for segment net income from continuing operations for the three and nine months ended September 30, 2007 and 2006 (in thousands):

			Adjusting and
		Parent	Elimination	Segment
For the Three Months Ended:	BankAtlantic	Company	Entries	Total
2007
Net interest income (expense)	$49,235	$(5,476)	$—	$43,759
Provision for loan losses	(48,949)	—	—	(48,949)
Non-interest income	35,861	972	(211)	36,622
Non-interest expense	(81,495)	(395)	211	(81,679)

Segments losses before income taxes	(45,348)	(4,899)	—	(50,247)
Benefit for income taxes	18,236	2,401	—	20,637

Segment net loss	$(27,112)	$(2,498)	$—	$(29,610)

Total assets	$6,274,102	$769,691	$(558,200)	$6,485,593

2006
Net interest income (expense)	$55,106	$(5,118)	$—	$49,988
Provision for loan losses	(271)	—	—	(271)
Non-interest income	33,709	2,509	(10)	36,208
Non-interest expense	(74,907)	(1,610)	10	(76,507)

Segments profits and losses before income taxes	13,637	(4,219)	—	9,418
(Provision) benefit for income taxes	(3,800)	1,748	—	(2,052)

Segment net income (loss)	$9,837	$(2,471)	$—	$7,366

Total assets	$6,183,034	$791,933	$(404,747)	$6,570,220

			Adjusting and
		Parent	Elimination	Segment
For the Nine Months Ended:	BankAtlantic	Company	Entries	Total
2007
Net interest income (expense)	$152,219	$(15,261)	$—	$136,958
Provision for loan losses	(61,327)	—	—	(61,327)
Non-interest income	107,594	11,931	(667)	118,858
Non-interest expense	(231,789)	(3,227)	667	(234,349)

Segments losses before income taxes	(33,303)	(6,557)	—	(39,860)
Benefit for income taxes	17,235	2,539	—	19,774

Segment net loss	$(16,068)	$(4,018)	$—	$(20,086)

2006
Net interest income (expense)	$165,502	$(14,534)	$—	$150,968
Provision for loan losses	(414)	—	—	(414)
Non-interest income	95,676	8,545	(30)	104,191
Non-interest expense	(214,965)	(5,410)	30	(220,345)

Segments profits and losses before income taxes	45,799	(11,399)	—	34,400
(Provision) benefit for income taxes	(13,093)	4,524	—	(8,569)

Segment net income (loss)	$32,706	$(6,875)	$—	$25,831

BankAtlantic Bancorp, Inc. and Subsidiaries
9. Financial Instruments with Off-balance Sheet Risk
     Financial instruments with off-balance sheet risk were (in thousands):

	September 30,	December 31,
	2007	2006
Commitments to sell fixed rate residential loans	$20,260	30,696
Commitments to sell variable rate residential loans	1,526	2,921
Commitments to purchase variable rate residential loans	1,895	12,000
Commitments to purchase commercial loans	28,300	57,525
Commitments to originate loans held for sale	17,916	26,346
Commitments to originate loans held to maturity	185,644	223,060
Commitments to extend credit, including the undisbursed portion of loans in process	1,056,346	890,036
Commitments to purchase branch facilities land	4,771	11,180
Standby letters of credit	49,813	67,831
Commercial lines of credit	113,617	86,992
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $39.5 million at September 30, 2007. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $10.3 million at September 30, 2007. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at September 30, 2007 and December 31, 2006 was $170,000 and $44,000, respectively, of unearned guarantee fees. There were no outstanding amounts associated with these guarantees recorded in the financial statements.

BankAtlantic Bancorp, Inc. and Subsidiaries
10. Earnings per Share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and nine months ended September 30, 2007 and 2006 (in thousands, except share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Basic (loss) earnings per share:
Numerator:
(Loss) income from continuing operations	$(29,610)	$7,366	$(20,086)	$25,831
Discontinued operations	—	(4,842)	7,812	(8,774)

Net (loss) income	$(29,610)	$2,524	$(12,274)	$17,057

Denominator:
Basic weighted average number of common shares outstanding	56,832,326	61,045,711	58,871,702	61,125,242

Basic (loss) earnings per share from:
Continuing operations	$(0.52)	$0.12	$(0.34)	$0.42
Discontinued operations	—	(0.08)	0.13	(0.14)

Basic (loss) earnings per share	$(0.52)	$0.04	$(0.21)	$0.28

Diluted (loss) earnings per share
Numerator:
(Loss) income from continuing operations	$(29,610)	$7,366	$(20,086)	$25,831
Discontinued operations	—	(4,842)	7,812	(8,774)

Net (loss) income	$(29,610)	$2,524	$(12,274)	$17,057

Denominator:
Basic weighted average number of common shares outstanding	56,832,326	61,045,711	58,871,702	61,125,242
Stock-based compensation	—	1,366,654	—	1,538,364

Diluted weighted average shares outstanding	56,832,326	62,412,365	58,871,702	62,663,606

Diluted (loss) earnings per share from:
Continuing operations	$(0.52)	$0.12	$(0.34)	$0.41
Discontinued operations	—	(0.08)	0.13	(0.14)

Diluted (loss) earnings per share	$(0.52)	$0.04	$(0.21)	$0.27

Cash dividends per share:
Class A share	$0.0412	$0.0410	$0.1232	$0.1170

Class B share	$0.0412	$0.0410	$0.1232	$0.1170

     During the three and nine months ended September 30, 2007 and 2006, 5,445,387 and 2,439,639, respectively, of options to acquire shares of Class A common stock were anti-dilutive.
11. New Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The Statement defines fair value in generally accepted accounting principles (“GAAP”), establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Statement will change key concepts in fair value measures including the establishment of a fair value hierarchy and the concept of the most advantageous or principal market. This Statement does not require any new fair value measurement. The Statement applies to financial statements issued for fiscal years beginning after November 15, 2007. The Company is required to implement this Statement on January 1, 2008. Management is currently evaluating the impact this Statement may have on its financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure eligible assets and liabilities at fair value on a contract by contract

BankAtlantic Bancorp, Inc. and Subsidiaries
basis (the fair value option). The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company expects to implement the Statement as of January 1, 2008 and management does not believe that the adoption of SFAS No. 159 will have a significant impact on the Company’s consolidated financial statements.
12. Subsequent Event
     In October 2007, BankAtlantic’s Investment Committee approved a plan to restructure its investment portfolio with a view towards improving the net interest margin and shortening the duration of the portfolio. The tax-exempt municipal securities in our portfolio have long durations, and the tax-free returns on these securities are not currently beneficial to the Company in light of the current losses incurred during the nine months ended September 30, 2007. As a consequence, management decided to sell its portfolio of municipal securities including municipal securities designated as held-to-maturity. BankAtlantic’s debt securities classified as held-to-maturity consisted entirely of municipal securities with a net carrying amount and unrealized gain of $203.0 million and $57,000, respectively, as of September 30, 2007. The unrealized gain is net of $0.8 million of unrealized losses associated with $69.5 million of municipal securities. These securities are anticipated to be sold during the fourth quarter of 2007. As a result of the anticipated sales, the Company expects to have no securities designated as held-to-maturity as of December 31, 2007. Management does not plan to designate securities as held-to-maturity for the foreseeable future and believes that maintaining its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio.
     Management reviews its investment portfolio for other-than-temporary declines in value quarterly. As a consequence of the Investment Committee’s decision to restructure the securities portfolio, certain investment securities where the fair value is less than the book value are anticipated to be sold during the fourth quarter of 2007. Since BankAtlantic intended to hold these securities until maturity, these securities were not considered other-than-temporary impaired as of September 30, 2007.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and nine months ended September 30, 2007 and 2006, respectively. The principal assets of the Company consist of its ownership of BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans, a sustained downturn in the real estate market and other changes in the real estate markets in our trade area and where our collateral is located; the quality of our residential land acquisition and development loans (including “builder land bank loans,” “land acquisition and development loans,” and “land acquisition, development and construction loans”) and conditions specifically in that market sector; the risks of additional charge offs, impairments and required increases in our allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities; the value of our assets and on the ability of our borrowers to service their debt obligations; BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting

BankAtlantic Bancorp, Inc. and Subsidiaries
in continued growth of deposits or producing results which do not justify their costs; the success of our expense discipline initiatives and the ability to achieve additional cost savings; the success of BankAtlantic’s new store expansion program and achieving growth and profitability at the stores in the time frames anticipated, if at all; and the impact of the adoption of new accounting standards and the periodic testing of goodwill and other intangible assets for impairment. Past performance, actual or estimated new account openings and growth rates of deposit accounts and fee income generated as a result of these deposit accounts may not be indicative of future results. Additionally, we acquired a significant investment in Stifel equity securities in connection with the Ryan Beck Holdings, Inc. sale subjecting us to the risk of the value of Stifel shares and warrants received varying over time, and the risk that no gain will be realized. The earn-out amounts payable under the agreement with Stifel are contingent upon the performance of individuals and divisions of Ryan Beck which are now under the exclusive control and direction of Stifel, and there is no assurance that we will be entitled to receive any earn-out payments. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions and estimates that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The eight accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses, including the recognition and measurement of loan impairment; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations; (vi) accounting for uncertain tax positions; (vii) accounting for contingencies; and (viii) accounting for share-based compensation. For a more detailed discussion of these critical accounting policies other than the accounting for uncertain tax positions, which is described below, see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
Impaired and Non-accrual Loans
     A loan is impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. We generally place an impaired loan on non-accrual status unless there exists well secured collateral and the loan is in the process of collection. A loan may be placed on non-accrual status due to material deterioration of conditions surrounding the repayment sources, which could include insufficient borrower capacity to service the debt, delayed property sales or development schedules, declining loan-to-value of the loan’s collateral or other factors causing the full payment of the loan’s principal and interest to be in doubt.

BankAtlantic Bancorp, Inc. and Subsidiaries
Accordingly, we may place a loan on non-accrual status even where payments of principal or interest are not currently in default. A non-accrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform in the future according to its contractual terms. Due to the conditions in the residential real estate market in Florida, we have placed certain commercial residential development loans on non-accrual status that are not currently in default as we believe that the downturn in the housing industry has resulted in the deterioration of the property values securing the loan, and we believe the borrower and/or guarantors do not have the ability to support the loan’s debt service. When we place a commercial residential development loan on non-accrual status, we perform an analysis to determine if a specific reserve is necessary. A specific reserve is assigned to a loan if the present value of estimated future cash flows or the fair value of the collateral securing the loan (less selling costs) is less than the loan balance. The fair value of the collateral is estimated based on appraisals, advice of real estate consultants and other available evidence supporting valuation assumptions at the reporting date. If there is a change (increase or decrease) in the loan’s expected cash flows or in the valuation of the collateral in subsequent periods, the specific reserve is adjusted to reflect the change. Measuring collateral fair value requires significant judgment and estimates, particularly during periods of market volatility, and the eventual outcomes may differ from those estimates.
Consolidated Results of Operations
     (Loss) income from continuing operations from each of the Company’s reportable segments was as follows:

	For the Three Months Ended September 30,
(in thousands)	2007	2006	Change
BankAtlantic	$(27,112)	$9,837	$(36,949)
Parent Company	(2,498)	(2,471)	(27)

Net (loss) income	$(29,610)	$7,366	$(36,976)

For the Three Months Ended September 30, 2007 Compared to the Same 2006 Period:
     BankAtlantic incurred a net loss for the third quarter of 2007 primarily as a result of a $48.9 million provision for loan losses and $10.9 million of real estate asset impairments. The provision for loan losses for the 2006 quarter was $0.3 million and no real estate asset impairments were recognized for the 2006 quarter. The allowance for loan losses during 2007 was significantly increased in response to the rapid deterioration in the Florida residential real estate market and the associated rapid and substantial increase in non-performing assets. Other factors contributing to the 2007 third quarter net loss were net interest margin compression and costs associated with opening new stores. BankAtlantic’s net interest income declined by $5.9 million reflecting an increase in its cost of funds due to growth in higher cost deposit products and lower yields on earning assets due to balance mix and increased nonperforming assets. BankAtlantic opened seven new stores during the 2007 third quarter and 13 stores during the first nine months of 2007. The opening and operating costs of these new stores exceeded revenues during the 2007 periods which had a negative impact on earnings.
     The 2007 Parent Company’s net loss reflects a $1.5 million unrealized loss associated with Stifel warrants and higher net interest expense associated with the issuance of $30.9 million of junior subordinated debentures. Parent Company segment operations were favorably impacted by $2.1 million of realized gains from its managed equity securities portfolio and the reduction of performance based bonus accruals based on the Company’s operating results for the nine months ended September 30, 2007. The 2006 third quarter reflects $2.2 million of gains from the managed equity securities portfolio.

	For the Nine Months Ended September 30,
(in thousands)	2007	2006	Change
BankAtlantic	$(16,068)	$32,706	$(48,774)
Parent Company	(4,018)	(6,875)	2,857

Segment net (loss) income	$(20,086)	$25,831	$(45,917)

BankAtlantic Bancorp, Inc. and Subsidiaries
For the Nine Months Ended September 30, 2007 Compared to the Same 2006 Period:
     The 2007 segment net loss resulted from the substantial decline in BankAtlantic earnings primarily resulting from the items discussed above as well as $2.6 million of costs related to a reduction in personnel during the first quarter of 2007. BankAtlantic’s provision for loan losses was $61.3 million for the 2007 period compared to $0.4 million during 2006. Included in non-interest expenses were $12.0 million of real estate asset impairments compared to no real estate asset impairments during 2006. The improvement in the Parent Company’s net income in 2007 resulted from $3.1 million of unrealized gains associated with Stifel warrants.
BankAtlantic Results of Operations
          Net interest income

	For the Three Months Ended
	September 30, 2007				September 30, 2006
(in thousands)	Average	Revenue/		Yield/	Average	Revenue/		Yield/
	Balance	Expense		Rate	Balance	Expense		Rate
Total loans	$4,693,078	$80,082		6.83	$4,611,329	$80,790		7.01
Investments — tax exempt	390,906	5,765	(1)	5.90	397,436	5,807	(1)	5.84
Investments — taxable	666,208	10,580		6.35	660,785	9,993		6.05

Total interest earning assets	5,750,192	96,427		6.71%	5,669,550	96,590		6.81%

Goodwill and core deposit intangibles	76,419				77,913
Other non-interest earning assets	444,357				371,752

Total Assets	$6,270,968				$6,119,215

Deposits:
Savings	$611,862	3,642		2.36%	$367,829	721		0.78%
NOW	792,462	2,356		1.18	727,517	1,149		0.63
Money market	660,925	4,881		2.93	733,058	4,019		2.18
Certificates of deposit	996,415	11,679		4.65	858,688	9,206		4.25

Total interest bearing deposits	3,061,664	22,558		2.92	2,687,092	15,095		2.23

Short-term borrowed funds	229,366	2,998		5.19	378,063	5,117		5.37
Advances from FHLB	1,398,245	18,987		5.39	1,354,944	18,509		5.42
Long-term debt	29,106	631		8.61	37,283	805		8.57

Total interest bearing liabilities	4,718,381	45,174		3.80	4,457,382	39,526		3.52
Demand deposits	922,452				1,043,574
Non-interest bearing other liabilities	54,210				53,567

Total Liabilities	5,695,043				5,554,523
Stockholder’s equity	575,925				564,692

Total liabilities and stockholder’s equity	$6,270,968				$6,119,215

Net tax equivalent interest income/ net interest spread		$51,253		2.91%		$57,064		3.29%

Tax equivalent adjustment		(2,018)				(2,032)
Capitalized interest from real estate operations		—				75

Net interest income		$49,235				$55,107

Margin
Interest income/interest earning assets				6.71%				6.81%
Interest expense/interest earning assets				3.12				2.77

Net interest margin (tax equivalent)				3.59%				4.04%

(1)	The tax equivalent basis is computed using a 35% tax rate.
For the Three Months Ended September 30, 2007 Compared to the Same 2006 Period:
     The decrease in tax equivalent net interest income primarily resulted from a decline in the net interest margin partially offset by higher interest-earning assets.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The decrease in tax equivalent net interest margin reflects higher rates on deposit accounts, lower loan yields as well as a $121.1 million decline in average demand deposits. The above declines in the net interest margin were partially offset by lower short-term borrowing rates.
     The increase in deposit rates reflects a change in the mix of deposit accounts from low cost demand and checking accounts to higher rate deposit products, and the gradual increase in certificate of deposit and money market rates resulting from the continued competition in our markets. The balance of high yield savings and NOW accounts was $364.7 million and $66.8 million at September 30, 2007 and 2006, respectively.
     The decline in loan yields reflects a change in the loan product mix to lower yielding residential loans from higher yielding commercial real estate loans as well as a significant increase in non-accrual commercial real estate loans. Non-accrual loans increased to $165.4 million at September 30, 2007 from $32.9 million at September 30, 2006. Additionally, yields on consumer and small business loans were lower during the 2007 period primarily resulting from current originations at lower yields than the existing portfolio.
     Short-term borrowing rates during 2007 were lower than during 2006 reflecting the Federal Reserve Bank’s 50 basis point reduction in short-term borrowing rates in September 2007.
     BankAtlantic’s average interest earning assets increased primarily as a result of higher average loan and taxable investment balances. The increase in average loan balances was due to purchases of residential loans and the origination of home equity and small business loans to community banking customers. Residential, home equity and small business loan average balances during the 2007 quarter increased by $115.1 million, $99.3 million and $37.1 million, respectively, from the corresponding 2006 quarter. These increases in average loan balances were partially offset by a $151.4 million decline in average commercial real estate loan balances primarily resulting from lower loan originations due to the down-turn in the Florida real estate market. The higher taxable investment average balance reflects purchases of agency guaranteed mortgage-backed securities during 2007.
     BankAtlantic’s increase in average interest bearing liabilities primarily resulted from growth in deposits and advances from the FHLB. The deposit growth was predominantly in high yield products and certificate of deposits. The higher FHLB advance borrowings were used to fund asset growth and demand deposit outflows.
     Management believes that the market trends noted above and the current financial institution competitive environment in our markets could result in further interest rate margin compression in subsequent periods.

BankAtlantic Bancorp, Inc. and Subsidiaries

	For the Nine Months Ended
	September 30, 2007				September 30, 2006
	Average	Revenue/		Yield/	Average	Revenue/		Yield/
( in thousands)	Balance	Expense		Rate	Balance	Expense		Rate
Total loans	$4,673,985	239,583		6.83	$4,566,748	231,941		6.77
Investments — tax exempt	395,218	17,412	(1)	5.87	396,348	17,355	(1)	5.84
Investments — taxable	633,499	29,782		6.27	610,894	26,422		5.77

Total interest earning assets	5,702,702	286,777		6.71%	5,573,990	275,718		6.60%

Goodwill and core deposit intangibles	76,778				78,300
Other non-interest earning assets	435,863				364,851

Total Assets	$6,215,343				$6,017,141

Deposits:
Savings	$582,714	9,613		2.21%	$354,765	1,557		0.59%
NOW	781,911	5,616		0.96	750,771	3,106		0.55
Money market	662,990	13,608		2.74	775,833	11,977		2.06
Certificates of deposit	983,990	34,196		4.65	849,011	25,061		3.95

Total deposits	3,011,605	63,033		2.80	2,730,380	41,701		2.04

Short-term borrowed funds	196,953	7,722		5.24	342,413	12,760		4.98
Advances from FHLB	1,382,768	55,813		5.40	1,177,389	45,655		5.18
Secured borrowings	—	—		—	41,306	2,401		7.75
Long-term debt	29,369	1,896		8.64	37,253	2,469		8.86

Total interest bearing liabilities	4,620,695	128,464		3.72	4,328,741	104,986		3.24
Demand deposits	966,898				1,072,867
Non-interest bearing other liabilities	53,738				58,383

Total Liabilities	5,641,331				5,459,991
Stockholder’s equity	574,012				557,150

Total liabilities and stockholder’s equity	$6,215,343				$6,017,141

Net interest income/net interest spread		$158,313		2.99%		$170,732		3.35%

Tax equivalent adjustment		(6,094)				(6,074)
Capitalized interest from real estate operations		—				844

Net interest income		152,219				165,502

Margin
Interest income/interest earning assets				6.71%				6.60%
Interest expense/interest earning assets				3.01				2.52

Net interest margin				3.70%				4.08%

Net interest margin (tax equivalent) excluding secured borrowings				3.70%				4.11%

(1)	The tax equivalent basis is computed using a 35% tax rate.
For the Nine Months Ended September 30, 2007 Compared to the Same 2006 Period:
     The decrease in tax equivalent net interest income primarily resulted from a decline in the tax equivalent net interest margin partially offset by an increase in average interest earning assets.
     The decrease in tax equivalent net interest margin primarily resulted from interest bearing liability costs increasing faster than yields on interest earning assets reflecting a high short term interest rate environment with a flat yield curve. Interest bearing liability costs increased 48 basis points while interest earning asset yields increased by 11 basis points. The increase in interest bearing liability interest rates reflects higher rates on deposits discussed above as well as higher rates on other borrowings. The higher rates on our other borrowings resulted from higher average short-term interest rates during 2007 compared to 2006 as the majority of our other borrowings adjust in the near-term to changes in interest rates. The growth in earning asset yields resulted from higher yields for all categories of loans; however, the mix of the loan portfolio changed with fewer higher yielding commercial loans and greater lower yielding residential loans. Also

BankAtlantic Bancorp, Inc. and Subsidiaries
unfavorably impacting loan yields was the significant amount of commercial real estate loans placed on non-accrual during the third quarter of 2007. The increase in taxable investment yields reflects purchases of agency securities with higher yields than the pre-existing portfolio as well as higher yields on adjustable rate agency securities as the result of higher short-term interest rates.
     BankAtlantic’s average interest earning assets increased primarily as a result of higher average loan and taxable investment balances. The increase in average loan balances was due to purchases of residential loans and the origination of home equity and small business loans to community banking customers. Residential, home equity and small business loan average balances during the 2007 nine month period increased by $140.4 million, $85.0 million and $40.9 million, respectively, from the corresponding 2006 period. These increases in average loan balances were partially offset by a $128.2 million decline in average commercial real estate loan balances.
Provision for Loan Losses

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Balance, beginning of period	$54,754	$42,012	$43,602	$41,192
Loans charged-off	(11,717)	(436)	(14,641)	(1,152)
Recoveries of loans previously charged-off	372	670	2,070	2,063

Net (charge-offs) recoveries	(11,345)	234	(12,571)	911
Provision for loan losses	48,949	271	61,327	414

Balance, end of period	$92,358	$42,517	$92,358	$42,517

     The rapid deterioration in the Florida real estate market and the associated rapid increase in non-performing loans resulted in a substantial increase in our provision for loan losses for the 2007 third quarter. The $48.9 million provision for loan losses for the current quarter includes $27.8 million of specific reserves associated with nine commercial residential development loans totaling $104.8 million placed on non-accrual during the quarter. The reserves for these loans were established by estimating the fair value of the collateral less costs to sell. The remaining increase in the provision for loan losses during the current quarter primarily resulted from an increase in the allowance for loan losses associated with the commercial residential development loan portfolio and to a lesser extent the home equity loan portfolio. These increases were for losses we believe to be inherent in the loan portfolio as of September 30, 2007 that have not yet been confirmed or specifically identified. The increase in the commercial residential development loan portfolio allowance was primarily based on the deterioration of economic conditions in the Florida residential real estate market during the quarter. During the 2007 quarter, home sales and median home prices declined substantially on a year-over-year basis in all major metropolitan areas in Florida. The housing industry is experiencing what is believed to be its worst downturn in 16 years and market conditions have appreciably worsened in recent months with the tightening of lending criteria associated with sub-prime and other non-conforming mortgage markets, decreased availability of mortgage financing for residential home buyers, the growing supply of housing inventory and increased foreclosure rates. Additionally, certain national and regional home builders have indicated that they may seek bankruptcy protection and home sales and applications for building permits fell significantly from peak levels during 2005. During the current quarter, we experienced $9.4 million of charge-offs related to two commercial residential loans that we charged-down to an amount considered collectible based on recent property appraisals and other market information. There were no commercial loan charge-offs for the 2006 quarter. We also recognized $1.6 million of home equity loan net charge-offs during the 2007 quarter compared to $69,000 of net charge-offs during the 2006 quarter. We have also experienced a trend of increasing home equity loan portfolio delinquencies over the last six months. The property values of certain homes securing home equity loans have declined since loan origination which subjects us to potentially higher charge-off amounts compared to historical trends.
     The $61.3 million provision for loan losses during the nine months ended September 30, 2007 was primarily the result of the items discussed above. Home equity and small business loan net charge-offs increased by $2.6 million and $1.5 million, respectively, during the 2007 nine month period compared to the comparable 2006 period.
     We have identified three categories of loans in our commercial residential development loan portfolio that we believe have significant exposure to the declines in the Florida residential real estate market. The loan balance in these categories aggregates $533.0 million at September 30, 2007. These categories include loans in which we charged off $9.4 million and specifically reserved $27.8 million during the three months ended September 30, 2007. These categories are as follows:

BankAtlantic Bancorp, Inc. and Subsidiaries
     The “builder land bank loan” category consists of 13 loans and aggregates $149.3 million. This category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders. These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the acquisition of the property pursuant to the options. If the lots are not acquired as originally anticipated, BankAtlantic anticipates that the borrower may not be in a position to service the loan, with the likely result being an increase in nonperforming loans and loan losses in this category. Five loans in this category totaling $81.1 million were on non-accrual at September 30, 2007. These loans were placed on non-accrual generally due to the cancellation of the option agreement by the builder or the borrower’s renegotiation of the option contract with the builder. Generally, the builders support the debt service and the operating expenses of these real estate projects and the borrowers alone may not have the financial strength to repay the loan. Of these five loans, one loan for $20.0 million is current and four loans have contractual interest payments which have not been paid. We are actively negotiating to restructure one of these four loans with an outstanding balance of $16.2 million. If these negotiations are not successful, we intend to draw down a letter of credit with an unrelated financial institution which will reduce the outstanding loan balance by $4.2 million. We intend to pursue all available legal remedies if we cannot reach agreements with these borrowers. We evaluated these five loans on a loan-by-loan basis to measure impairment and established, in the aggregate, a $19.1 million specific reserve.
     The “land acquisition and development loan” category consists of 37 loans and aggregates $218.5 million. This category generally consists of loans secured by residential land which is intended to be developed by the borrower and sold to homebuilders. These loans are generally underwritten more stringently than builder land loans, as an option agreement with a regional or national builder did not exist at the origination date. Three loans in this category totaling $13.2 million were on non-accrual at September 30, 2007. Two of these loans totaling $7.3 million are current and were placed on non-accrual as of September 30, 2007 due to substantially slowed project sales or delays in obtaining property entitlements to proceed with the development. We have evaluated these three loans on a loan-by-loan basis to measure impairment and established, in the aggregate, a $3.7 million specific reserve.
     The “land acquisition, development and construction loan” category consists of 24 loans and aggregates $165.3 million. This category generally consists of loans secured by residential land which will be fully developed by the borrower who may also construct homes on the property. These loans generally involve property with a longer investment and development horizon, are guaranteed by the borrower or individuals and/or are secured by additional collateral or equity such that it is expected that the borrower will have the ability to service the debt for a longer period of time. Seven loans in this category totaling $62.0 million were on non-accrual at September 30, 2007. Two of these loans amounting to $36.4 million are currently in default and we intend to pursue all available legal remedies if we cannot reach agreements with these borrowers. We did not establish a specific reserve for these loans as recent appraisals indicated that the fair value of the collateral less selling costs was in excess of the loan amounts. The remaining non-accrual loans in this category totaling $25.6 million were current as of September 30, 2007 but were placed on non-accrual due to significantly slowed sales, delinquency trends, deteriorating real estate values or the possible reduced financial strength of the borrowers. We have evaluated these five loans on a loan-by-loan basis to measure impairment and established, in the aggregate, a $5.0 million specific reserve.
     Market conditions may result in BankAtlantic’s commercial real estate borrowers having difficulty selling lots or homes in their developments for an extended period, which in turn would be expected to result in an increase in residential construction loan delinquencies and non-accrual balances. While management believes that BankAtlantic utilized conservative underwriting standards for its commercial real estate acquisition and development loans, a prolonged decline in the residential real estate market and collateral values are likely to result in increased credit losses in these loans.

BankAtlantic Bancorp, Inc. and Subsidiaries
     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans were:

	September 30,	December 31,
(in thousands)	2007	2006
NONPERFORMING ASSETS
Non-accrual:
Tax certificates	$1,140	$632

Loans
Commercial real estate	156,300	—
Residential	5,332	2,629
Small business	532	244
Consumer	3,205	1,563

Total loans	165,369	4,436

Total non-accrual	166,509	5,068

Repossessed assets:
Real estate owned	17,159	21,747

Total nonperforming assets, net	$183,668	$26,815

Allowances
Allowance for loan losses	$92,358	$43,602
Allowance for tax certificate losses	3,894	3,699

Total allowances	$96,252	$47,301

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$44	$—
Performing impaired loans	269	162
Troubled debt restructured loans	7,039	—

TOTAL POTENTIAL PROBLEM LOANS	$7,352	$162

     The substantial increase in non-accrual loans at September 30, 2007 reflects 13 commercial residential development loans placed on non-accrual during the nine months ended September 30, 2007. All of these loans are considered to be in the high exposure loan categories discussed above. In view of market conditions, there is a risk that we may experience further deterioration in these loan categories as the market attempts to absorb an oversupply of available lot inventory in the face of the continued residential real estate market decline. The remainder of the increase in non-accrual loans consists primarily of higher home equity and residential non-performing loan balances. BankAtlantic has experienced increasing delinquency trends in the consumer loan portfolio, primarily home equity loans over the past two quarters. Delinquencies in the consumer loan portfolio at September 30, 2007, including non-accrual loans, were 1.39% of the unpaid principal balance, and our loss history on this portfolio over the past twelve months was 0.44% of average loan balances. At origination, these loans had average loan-to-values, inclusive of first mortgages, of 67%, and Beacon scores on average of 705.
     BankAtlantic has not experienced adverse trends in its purchased residential loan portfolio. The average FICO score in this portfolio was 741 at the time of origination, and the average original loan-to-value of the portfolio was 68%. Further, this portfolio does not include negative amortizing loans. Delinquencies in the residential portfolio at September 30, 2007, including non-accrual loans, were 0.50% of the unpaid principal balance, and our loss history on this portfolio over the past twelve months is approximately 0.01% of the average outstanding balances.
     The decline in real estate owned primarily resulted from a $7.2 million write-down associated with a real estate development acquired when BankAtlantic took possession of the collateral securing a land acquisition and development loan during the fourth quarter of 2006. The write-down was based on declining real estate values and absorption rates in the area where the property is located.
     During the nine months ended September 30, 2007, BankAtlantic modified the terms of two commercial business loans in a troubled debt restructuring. The original terms were modified to reduce the monthly cash payments in order to lessen the near term cash requirements of the borrowers’ obligations. BankAtlantic currently expects to collect all principal and interest of these loans based on the modified loan terms.

BankAtlantic Bancorp, Inc. and Subsidiaries
     BankAtlantic’s Non-Interest Income

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2007	2006	Change	2007	2006	Change
Service charges on deposits	$25,894	24,008	$1,886	$76,297	$64,381	11,916
Other service charges and fees	7,222	$6,779	443	21,779	20,354	$1,425
Securities activities, net	613	—	613	1,446	457	989
Gain associated with debt redemption	—	—	—	—	1,528	(1,528)
(Loss) gain on the sale of office properties, net	(362)	(3)	(359)	(557)	1,775	(2,332)
Other	2,494	2,925	(431)	8,629	7,181	1,448

Non-interest income	$35,861	$33,709	$2,152	$107,594	$95,676	$11,918

     The higher revenue from service charges on deposits during the 2007 periods compared to the same 2006 periods consists primarily of higher overdraft fee income. Management believes that the increase in overdraft fee income resulted from an increase in the number of deposit accounts, a 7% increase in the amount charged for overdrafts beginning July 2006 and a change in policy during 2006 allowing certain customers to incur debit card overdrafts. BankAtlantic opened approximately 66,000 and 220,000 new deposit accounts during the three and nine months ended September 30, 2007 compared to 68,000 and 212,000 during the same 2006 periods, respectively. The growth rate of service fees has slowed during 2007 due primarily to lower overdraft and interchange transactions per deposit account combined with the decline in new account growth.
     The higher other service charges and fees during the three and nine months ended September 30, 2007 compared to the same 2006 periods was primarily due to a 9% and 10% respective increase in interchange and surcharge income associated with increased volume of customer transactions. The increase in service card fees was partially offset by an elimination of check card annual fees as of January 1, 2007 in response to competitive market conditions.
     Securities activities, net during the three months ended September 30, 2007 primarily resulted from a $2.4 million gain from the sale of MasterCard International stock obtained from MasterCard’s initial public offering in September 2006. This gain was partially offset by realized losses from the sale of $25.5 million of municipal securities and $55.9 million of agency securities available for sale. The municipal securities were sold because the lower tax-free returns on these securities were not currently beneficial to the Company in light of the current losses incurred for the nine months ended September 30, 2007 and the agency securities were sold in response to changes in market interest rates and related changes in the securities’ prepayment risk. The proceeds from these securities were used to purchase agency securities with higher yields and shorter durations. Securities activities, net during the nine months ended September 30, 2007 included a $481,000 gain from the sale of securities obtained from an initial public offering of BankAtlantic’s health insurance carrier.
     Gains associated with debt redemption for the 2006 nine month period were the result of gains realized on the prepayment of FHLB advances.
     Loss on the disposition of property and equipment during the three months and nine months ended September 30, 2007 represents the write-off of leasehold improvements associated with the relocation of stores. The gain on the disposition of property and equipment during the nine months ended September 30, 2006 primarily resulted from an exchange of branch facilities with a financial institution.
     The decline in other income during the three months ended September 30, 2007 compared to the same 2006 period resulted from a potential buyer forfeiture of a $400,000 deposit to purchase a portion of BankAtlantic’s former corporate headquarters property during the 2006 period. Other income for the nine months ended September 30, 2007 includes $1.1 million of earnings from joint ventures that invest in income producing properties. BankAtlantic did not invest in real estate joint ventures during the 2006 nine month period. Other income for the nine months ended September 30, 2006 was unfavorably impacted by a $1.0 million loss from the activities associated with a real estate development.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic’s Non-Interest Expense

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2007	2006	Change	2007	2006	Change
Employee compensation and benefits	$34,244	$37,512	$(3,268)	$111,536	$108,390	$3,146
Occupancy and equipment	16,951	15,015	1,936	48,817	41,049	7,768
Advertising and promotion	4,221	8,599	(4,378)	14,088	24,328	(10,240)
Impairment of real estate held for sale	3,655	—	3,655	4,711	—	4,711
Impairment of real estate owned	7,233	—	7,233	7,299	—	7,299
Professional fees	2,444	1,756	688	5,297	6,076	(779)
Cost associated with debt redemption	—	—	—	—	1,457	(1,457)
Check losses	3,341	2,855	486	7,929	5,976	1,953
Supplies and postage	1,158	1,716	(558)	4,637	5,098	(461)
Telecommunication	1,283	1,238	45	4,211	3,544	667
One-time termination benefits	—	—	—	2,553	—	2,553
Other	6,965	6,216	749	20,711	19,047	1,664

Non-interest expense	$81,495	$74,907	$6,588	$231,789	$214,965	$16,824

     In March 2007, BankAtlantic reduced its workforce by approximately 225 associates, or 8%, and the number of full time equivalent employees declined from 2,608 at September 30, 2006 to 2,405 at September 30, 2007. Also contributing to the decline in compensation expense was the reduction of performance bonus accruals during the third quarter of 2007 which decreased incentive compensation by $3.3 million and $3.2 million for the three and nine months ended September 30, 2007 compared to the same 2006 periods. Employee benefits increased by $0.6 million and $1.9 million for the three and nine months ended September 30, 2007 compared to the same 2006 periods.
     The increase in occupancy and equipment expenses for the three and nine months ended September 30, 2007 primarily resulted from the expansion of the store network and back-office facilities to support a larger organization. As a result, BankAtlantic’s rental expense and depreciation expenses increased by $0.9 million and $1.0 million, respectively, for the three months ended September 30, 2007 compared to the same 2006 period. The increase for the nine month period ended September 30, 2007 compared to the same 2006 period was $3.1 million and $3.2 million, respectively. The significant increase in rental expense resulted from BankAtlantic entering into various operating lease agreements in connection with current and future store expansion as well as for expanded back-office facilities. BankAtlantic has opened 13 new stores during the nine months ended September 30, 2007 and 30 new stores since January 1, 2005. BankAtlantic opened a customer call center in Central Florida during 2006.
     During the fourth quarter of 2006, management decided to reduce advertising expenses. Reflecting that decision, advertising expense during the 2007 third quarter decreased 51% from the prior year’s quarter and decreased 42% during the 2007 nine month period compared to the same 2006 period.
     In July 2007, BankAtlantic accepted an offer from an unrelated developer to purchase the developed and undeveloped lots associated with a real estate development owned by BankAtlantic as a result of its acquisition of Community Savings Bankshares, Inc. The offer price was lower than the carrying amount of the real estate inventory resulting in BankAtlantic recognizing a real estate inventory impairment write-down of $1.1 million during the second quarter of 2007. The final terms of the sale contract entered into with the developer in September 2007 reflected a $0.9 million reduction from the original offer price. Accordingly, BankAtlantic increased its impairment by this amount during the current quarter. If this transaction is consummated, the buyer will become the developer of the project and responsible for on-going obligations of the development. The estimated closing date of this transaction is December 2007; however, there is no assurance that the sale will be completed. BankAtlantic will maintain ownership of nine single family homes and four condominium units in the development. These units are currently being marketed through real estate brokers. Due to the deteriorating real estate market in Vero Beach, Florida where the project is located, BankAtlantic recognized a $2.8 million impairment charge on the retained real estate inventory during the current quarter based on updated indications of value obtained from an appraiser.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The increase in professional fees during the current quarter resulted from a $0.6 million increase in litigation reserves. The lower professional fees for the 2007 nine month period compared to the same 2006 period reflects the consulting and legal costs associated with BankAtlantic entering into a deferred prosecution agreement with the Department of Justice and a cease and desist order with the OTS in April 2006.
     Costs associated with debt redemption for the 2006 nine month period were the result of losses realized on the prepayment of FHLB advances.
     BankAtlantic experienced an increase in check losses for the 2007 quarter and nine month period compared to the same 2006 periods primarily due to an increase in the number of transaction deposit accounts and the volume of checking account overdrafts.
     The higher telecommunication costs for the nine months ended September 30, 2007 primarily resulted from maintaining dual watts lines during a transition period in connection with the opening of a new customer service center in Central Florida during the second quarter of 2006. The dual watts lines were eliminated during the second quarter of 2007.
     The one-time termination benefits reflect severance and related costs incurred as a result of the workforce reduction discussed above. The goal of this workforce reduction was to reduce operating expenses without impacting customer service or the store expansion initiatives. We currently estimate that the annualized expense savings of the workforce reduction is approximately $10 million. However, the costs associated with additional new stores opened during the third quarter and planned store openings during the fourth quarter of 2007 are anticipated to result in a net increase in non-interest expenses compared to prior periods. Management is continuing to explore opportunities to reduce operating expenses and increase future operating efficiencies.
     The higher other expenses for the three and nine months ended September 30, 2007 compared to the same 2006 periods reflect higher shared services allocations from BFC Financial Corp for human resources and risk management services as well as increased insurance costs.
BankAtlantic’s Provision for Income Taxes

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2007	2006	Change	2007	2006	Change
(Loss) income before income taxes	$(45,348)	$13,639	$(58,987)	$(33,303)	$45,798	$(79,101)
(Benefit) provision for income taxes	(18,236)	3,801	(22,037)	(17,235)	13,094	(30,329)

Net (loss) income	$(27,112)	$9,838	$(36,950)	$(16,068)	$32,704	$(48,772)

Effective tax rate	40.21%	27.87%	12.34%	51.75%	28.59%	23.16%

     The effective tax rate during the three months ended September 30, 2007 reflects a change in estimate of the effective tax rate for the year associated with the significant 2007 third quarter loss. The effective tax rate is different than the expected federal income tax rate primarily due to tax exempt income from municipal securities.

BankAtlantic Bancorp, Inc. and Subsidiaries
Parent Company Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2007	2006	Change	2007	2006	Change
Net interest expense	$(5,476)	$(5,118)	$(358)	$(15,261)	$(14,534)	$(727)

Non-interest income	972	2,509	(1,537)	11,931	8,545	3,386
Non-interest expense	395	1,610	(1,215)	3,227	5,410	(2,183)

Loss before income taxes	(4,899)	(4,219)	(680)	(6,557)	(11,399)	4,842
Income tax benefit	(2,401)	(1,748)	(653)	(2,539)	(4,524)	1,985

Parent company loss	$(2,498)	$(2,471)	$(27)	$(4,018)	$(6,875)	$2,857

     The increase in net interest expense for the 2007 quarter compared to the same 2006 period primarily resulted from the issuance of $25.8 million and $5.1 million of junior subordinated debentures in June 2007 and September 2007, respectively. These debt securities were issued at lower rates than the existing outstanding debentures. The Company’s junior subordinated debentures and other borrowings average balances were $289.7 million during the three months ended September 30, 2007 compared to $263.3 million during the same 2006 period. The average rates on junior subordinated debentures declined from 8.61% during the three months ended September 30, 2006 to 8.25% during the same 2007 period. During the nine months ended September 30, 2007 average junior subordinated debentures and other borrowings were $272.4 million compared to $264.5 million during the same 2006 period. The average rates on junior subordinated debentures increased from 8.29% during the nine months ended September 30, 2006 to 8.35% during the same 2007 period.
     The decrease in non-interest income for the three months ended September 30, 2007 compared to the same 2006 period was a result of $1.5 million of unrealized losses associated with the change in value of Stifel warrants acquired in connection with the Ryan Beck sale. Non-interest income for the three months ended September 30, 2007 and 2006 included $2.1 million and $2.2 million, respectively, of realized gains on securities activities in managed fund investments. For the nine months ended September 30, 2007, the Parent Company results reflected a $3.1 million unrealized gain associated with the Stifel warrants and realized gains on securities activities of $7.0 million and $7.2 million for the nine months ended September 30, 2007 and 2006, respectively.
     The decrease in non-interest expense for the three months ended September 30, 2007 compared to the same 2006 period was due to reductions of 2007 performance bonus accruals and additional payroll taxes in 2006 from the exercise of stock options. As a result, compensation expense declined from $1.1 million for the 2006 quarter to $215,000 during the same 2007 period. The decrease in non-interest expense for the nine months ended September 30, 2007 compared to the same 2006 period primarily resulted in a decline in compensation expense from $3.7 million during 2006 to $2.4 million during 2007.
BankAtlantic Bancorp Consolidated Financial Condition
     Total assets at September 30, 2007 and December 31, 2006 were $6.5 billion. Significant changes in components of total assets from December 31, 2006 to September 30, 2007 are summarized below:
•	Increase in securities available for sale reflecting Stifel common stock received upon the sale of Ryan Beck and the purchase of agency securities partially offset by the sale of tax exempt securities, and the sale of Parent Company equity securities to fund the Company’s Class A common stock repurchase program;

•	Increase in investment securities at cost reflecting Stifel equity securities received upon the sale of Ryan Beck which are subject to contractual restrictions limiting sales;

•	Increase in tax certificate balances primarily due to acquisitions of tax liens;

•	Lower investment in FHLB stock related to repayments of FHLB advances;

•	Decrease in loan receivable balances associated with a $48.8 million increase in the allowance for loan losses and lower commercial loan balances partially offset by higher purchased residential, small business and home equity loan balances;

•	Decline in real estate held for development and sale due to recognition of a $4.7 million impairment on a real estate project acquired in connection with a financial institution acquisition;

•	Decline in real estate owned resulting from a $7.2 million impairment on one residential development property that was repossessed during the fourth quarter of 2006;

BankAtlantic Bancorp, Inc. and Subsidiaries
•	Increase in office properties and equipment associated with BankAtlantic’s store expansion initiatives;

•	Increase in deferred tax assets primarily resulting from the increase in the allowance for loan losses and real estate impairments;

•	Increase in other assets associated with the sale of securities pending settlement; and

•	Decrease in discontinued operations assets held for sale reflecting the sale of Ryan Beck to Stifel.
     The Company’s total liabilities at September 30, 2007 and December 31, 2006 were $6.0 billion. Significant changes in components of total liabilities from December 31, 2006 to September 30, 2007 are summarized below:
•	Lower non-interest-bearing deposit balances reflecting the migration of deposits to higher yielding products as a result of a higher interest rate environment and competition;

•	Higher interest-bearing deposit balances primarily associated with increased high yield savings, checking and certificates of deposit balances primarily reflecting transfers of customer deposit balances to higher yielding products;

•	Decrease in FHLB advances due to deposit growth;

•	Increase in short-term borrowings to fund growth in non-earning assets;

•	Increase in subordinated debentures and bonds payable primarily associated with the Parent Company’s issuance of $31 million of junior subordinated debentures; and

•	Decrease in discontinued operations liabilities held for sale reflecting the sale of Ryan Beck to Stifel.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity and debt securities, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, purchase equity securities and other investments, repurchase Class A common stock and fund operations. The Company’s 2007 annual debt service associated with its junior subordinated debentures is approximately $23.2 million. The Company’s estimated current annual dividends to common shareholders are approximately $9.2 million. During the nine months ended September 30, 2007, the Company received $15.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, as well as the ability of BankAtlantic to pay dividends to the Company. The ability of BankAtlantic to pay dividends or make other distributions to the Company is subject to regulations and OTS approval and is based upon BankAtlantic’s regulatory capital levels and net income. BankAtlantic may be required to file an application to receive the approval of the Office of Thrift Supervision (“OTS”) in order to pay dividends to the Company if BankAtlantic continues to incur losses. The OTS is not likely to approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice.
     The Company invests in exchange traded equity securities with a money manager, owns 2,377,354 shares of Stifel common stock and warrants to purchase 481,724 shares of Stifel stock at $36 per share, and owns certain other investments. The fair value of these securities and investments as of September 30, 2007 was $212.6 million. These assets represent a significant potential source of liquidity that may be used to contribute capital to BankAtlantic as appropriate.
     While the shares of Stifel common stock and warrants to acquire Stifel shares provide a source of potential liquidity, the Company has agreed that, other than in private transactions, it will not, without Stifel’s consent, sell more than one-third of the shares of Stifel common stock received in connection with the merger through August 28, 2008 nor more than two-thirds of the shares of Stifel common stock received in connection with the merger from August 29, 2008 through August 29, 2009. Subject to the foregoing restrictions, the Company may from time to time sell Stifel equity securities and use the proceeds for general corporate purposes. As of September 30, 2007, the Company may sell 792,451 shares of Stifel common stock and 160,575 shares of Stifel common stock upon exercise of the Stifel warrants. Stifel filed a registration statement on June 28, 2007, registering for resale by the Company after August 28, 2007 of up to 1,061,547 shares of Stifel common stock, including 792,000 shares owned by the Company and 161,000 shares issuable to the Company upon the exercise of the Warrants. Stifel has agreed to register the remaining shares issued in connection with the merger and to grant incidental “piggy-back” registration rights.
     The Company has invested $50.0 million in equity securities with a money manager. The equity securities had a fair value of $59.6 million as of September 30, 2007. It is anticipated that these funds will be invested in this manner until

BankAtlantic Bancorp, Inc. and Subsidiaries
needed to fund the operations of the Company and its subsidiaries. The Company has utilized this portfolio of equity securities as a source of liquidity to pay debt service on its borrowings and as a source of funds to repurchase its Class A common stock.
     In September 2007 and June 2007, the Company participated in pooled trust preferred securities offerings in which the Company received $5 million and $25 million, respectively, of net cash proceeds from the offering. The junior subordinated debentures issued by the Company in connection with the offerings bear interest at three month LIBOR plus 150 basis points and three month LIBOR plus 145 basis points, respectively, and mature in September 2037 and June 2037. The junior subordinated debentures are redeemable five years from their issuance date at a redemption price of 100% of the principal amount plus accrued unpaid interest. The Company intends to use the proceeds from the offering for general corporate purposes.
     In May 2006, the Company’s Board of Directors approved the repurchase of up to 6,000,000 shares of its Class A common stock. During the nine months ended September 30, 2007, the Company repurchased and retired the remaining 5,440,300 shares of Class A common stock available under the May 2006 program at an aggregate purchase price of $53.8 million. The Company’s Board of Directors in September 2007 approved a new buyback program for up to an additional 6,000,000 shares of Class A common Stock. Share repurchases will be based on market conditions and liquidity requirements. No termination date was set for the buyback program. It is expected that the shares will be purchased on the open market, although we may purchase shares through private transactions. The Company had not repurchased any shares under this new program as of September 30, 2007.
BankAtlantic Liquidity and Capital Resources
     In November 2007, the Office of Thrift Supervision terminated the April 2006 Cease and Desist Order entered into by BankAtlantic as a result of previous deficiencies in its compliance with the Bank Secrecy Act. The OTS determined that it was appropriate to terminate the Cease and Desist Order after its examinations of BankAtlantic indicated BankAtlantic’s significant compliance with the terms of the Cease and Desist Order.
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
     The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.4 billion as of September 30, 2007. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $551.6 million at September 30, 2007. BankAtlantic has established lines of credit for up to $582.9 million with other banks to purchase federal funds of which $125 million was outstanding as of September 30, 2007. BankAtlantic has also established a $7.1 million line of credit with the Federal Reserve Bank of Atlanta. BankAtlantic is also a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at September 30, 2007, $50 million of short-term borrowings were outstanding under this program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity, if needed. At September 30, 2007, BankAtlantic had $14.9 million of brokered deposits.
     BankAtlantic’s commitments to originate and purchase loans at September 30, 2007 were $204 million and $30 million, respectively, compared to $271 million and $48 million, respectively, at September 30, 2006. At September 30, 2007, total loan commitments to originate represented approximately 4.4 % of net loans receivable.
     At September 30, 2007, BankAtlantic had investments and agency guaranteed mortgage-backed securities of approximately $80.5 million pledged against securities sold under agreements to repurchase, $108.5 million pledged against public deposits, $55.8 million pledged against the Federal Reserve Investment program and $1.3 million pledged against treasury tax and loan accounts.
     BankAtlantic in 2004 began a de novo store expansion strategy and has opened 30 stores since January 2005. At September 30, 2007, BankAtlantic had $4.8 million of commitments to purchase land for store expansion. BankAtlantic has entered into operating land leases and has purchased various parcels of land for future store construction throughout Florida. BankAtlantic’s estimated capital expenditures for the remainder of 2007 and 2008 in connection with the store expansion initiatives are expected to be approximately $27.8 million. BankAtlantic anticipates opening seven new stores during the fourth quarter of 2007 and six new stores during 2008.

BankAtlantic Bancorp, Inc. and Subsidiaries
     At September 30, 2007, BankAtlantic met all applicable liquidity and regulatory capital requirements.
     At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At September 30, 2007:
Total risk-based capital	$521,578	11.93%	8.00%	10.00%
Tier 1 risk-based capital	$444,763	10.17%	4.00%	6.00%
Tangible capital	$444,763	7.20%	1.50%	1.50%
Core capital	$444,763	7.20%	4.00%	5.00%

At December 31, 2006:
Total risk-based capital	$529,497	12.08%	8.00%	10.00%
Tier 1 risk-based capital	$460,359	10.50%	4.00%	6.00%
Tangible capital	$460,359	7.55%	1.50%	1.50%
Core capital	$460,359	7.55%	4.00%	5.00%
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2006.
     As indicated in Part II Item 1. — Legal Proceedings, the Company and certain of its officers and a former officer, were named in a purported class-action lawsuit. The Company has not established a litigation reserve as the lawsuit is in the discovery phase and an estimate of possible losses or range of possible losses, if any, is not determinable.
Off Balance Sheet Arrangements and Contractual Obligations as of September 30, 2007

	Payments Due by Period (2)
		Less than			After 5
(in thousands)	Total	1 year	1-3 years	4-5 years	years
Contractual Obligations
Time deposits	$1,002,197	$843,047	$125,141	$33,957	$52
Long-term debt	323,320	—	—	—	323,320
Advances from FHLB (1)	1,417,047	1,235,047	152,000	30,000	—
Operating lease obligations	147,772	2,356	21,995	18,365	105,056
Pension obligation	14,336	938	2,220	2,848	8,330
Other obligations	37,329	12,210	10,869	6,250	8,000

Total contractual cash obligations	$2,942,001	$2,093,598	$312,225	$91,420	$444,758

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
     The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict. Changes in interest rates impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic is currently in a liability sensitive interest rate risk position with a negative one-year gap of 9% of assets as of September 30, 2007 compared to a negative one-year gap position of 4% of assets as of December 31, 2006. BankAtlantic does not originate or purchase sub-prime loans and the mortgage-backed securities in its investment portfolio are agency

BankAtlantic Bancorp, Inc. and Subsidiaries
guaranteed. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the three and nine months ended September 30, 2007, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income.”
     Included in the Company’s Consolidated Statement of Financial Condition at September 30, 2007 were $59.6 million of publicly traded equity securities (not including Stifel shares) and $16.5 million of privately held equity securities that subject it to equity pricing risks arising in connection with changes in the relative values due to changing market and economic conditions and the results of operation and financial condition of the companies within the portfolio. Volatility or a decline in the financial markets can negatively impact the Company’s net income as a result of devaluation of these investments. Also included in the Company’s Consolidated Statement of Financial Condition at September 30, 2007 was a $124.8 million investment in Stifel equity securities received in connection with the merger of Ryan Beck with Stifel in February 2007. The value of these securities will vary based on general equity market conditions, the brokerage industry volatility, the results of operations and financial condition of Stifel and the general liquidity of Stifel common stock.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Joseph C. Hubbard, individually and on behalf of all others similarly situated, vs. BankAtlantic Bancorp, Inc., James A. White, Valerie C. Toalson, Jarrett S. Levan and Alan B. Levan, Case No. 07-61542-Civ, United States District Court, Southern District of Florida.
     On October 29, 2007, Joseph C. Hubbard filed a purported class-action in the United States District Court, Southern District of Florida, against BankAtlantic Bancorp, Inc. and four of its current and former officers. The Complaint alleges that during the purported class period of November 9, 2005 through October 25, 2007, BankAtlantic Bancorp, Inc. and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The complaint asserts claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and seeks unspecified damages. The Company believes the claims are without merit and intends to vigorously defend the action. Separately, we subsequently received a shareholder demand for an independent investigation and a derivative lawsuit to be brought on behalf of the Company against those individuals determined to be responsible for substantially the same improper and illegal actions as are alleged in the complaint.
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

			Total Number of	Maximum Number of
			Shares Purchased as	shares that
			Part of Publicly	May Yet Be Purchased
	Total Number of	Average price	Announced Plans	Under the Plans or
Period	Shares Purchased	per share	or Programs (1)	Programs
July 1, 2007 through July 31, 2007	434,000	$8.65	434,000	1,636,026
August 1, 2007 through August 31, 2007	1,636,026	8.30	1,636,026	—
September 1, 2007 through September 30, 2007	—	—	—	6,000,000

Total	2,070,026	$8.37	2,070,026	6,000,000

1.	On May 2, 2006, the Company’s Board of Directors approved the repurchase of up to 6 million shares of Class A common stock through a Share Repurchase Program and during August 2007 the Company repurchased the remaining shares available for repurchase under this program. On September 11, 2007 the Company’s Board of Directors approved the repurchase of an additional 6 million shares of Class A common stock. The shares may be purchased on the open market or through private transactions. The timing and the amount of repurchases, if any, will depend on market conditions, share price, trading volume and other factors.
Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BankAtlantic Bancorp, Inc. and Subsidiaries
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKATLANTIC BANCORP, INC.

November 9, 2007	By:	/s/ Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/Chairman of the Board

November 9, 2007 Date	By:	/s/ Valerie C. Toalson Valerie C. Toalson
Executive Vice President, Chief Financial Officer