Form 10-K
period 2007-12-31
BANKATLANTIC BANCORP INC
filed 2008-03-17
CIK 921768

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended December 31, 2007

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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☑	Small reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The aggregate market value of the voting common equity held by non-affiliates was $368 million computed by reference to the closing price of the Registrant’s Class A Common Stock on June 30, 2007.
     The number of shares of Registrant’s Class A Common Stock outstanding on March 7, 2008 was 51,379,449. The number of shares of Registrant’s Class B Common Stock outstanding on March 7, 2008 was 4,876,124.
     Portions of the Proxy Statement of the Registrant relating to the Annual Meeting of shareholders are incorporated in Part III of this report.

PART I
ITEM I. BUSINESS
          Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the performance of our loan portfolio, the credit quality of our assets and the value of our real estate owned of a sustained downturn in the real estate market and other changes in the real estate markets in our trade area, and where our collateral is located; the quality of our residential land acquisition and development loans and home equity loans, and conditions specifically in those market sectors; the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities, the value of our assets and on the ability of our borrowers to service their debt obligations; BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of core deposits or producing results which do not justify their costs; the success of our expense discipline initiatives and the ability to achieve additional cost savings; the success of BankAtlantic’s new stores and achieving growth and profitability at stores in the time frames anticipated, if at all; and the impact of periodic testing of goodwill, deferred tax assets, and other intangible assets for impairment. Past performance, actual or estimated new account openings and growth rate may not be indicative of future results. Additionally, we hold a significant investment in the equity securities of Stifel Financial Corp. (“Stifel”) as a result of the sale of Ryan Beck Holdings, Inc. subjecting us to the risk of changes in the value of Stifel shares and warrants varying over time, and the risk that no gain on these securities will be realized. The earn-out amounts payable under the agreement with Stifel are contingent upon the performance of individuals and divisions of Ryan Beck which are now under the exclusive control and direction of Stifel, and there is no assurance that we will be entitled to receive any earn-out payments. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in this annual report on Form 10-K, including Item 1A. Risk Factors. The Company cautions that the foregoing factors are not exclusive.
The Company
          We are a Florida-based bank holding company and own BankAtlantic and its subsidiaries. BankAtlantic provides a full line of products and services encompassing retail and business banking. We report our operations through two business segments consisting of BankAtlantic and BankAtlantic Bancorp, the parent company. Detailed operating financial information by segment is included in Note 29 to the Company’s consolidated financial statements. On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking.  As a consequence, the Company exited this line of business and the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Company’s consolidated financial statements for all periods presented.
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

          As of December 31, 2007, we had total consolidated assets of approximately $6.4 billion and stockholders’ equity of approximately $459 million.
BankAtlantic
          BankAtlantic is a federally-chartered, federally-insured savings bank organized in 1952. It is one of the largest financial institutions headquartered in Florida and provides traditional retail banking services and a wide range of business banking products and related financial services through a network of more than 100 branches or “stores” in southeast and central Florida and the Tampa Bay area, primarily in the metropolitan areas surrounding the cities of Miami, Ft. Lauderdale, West Palm Beach and Tampa, which are located in the heavily-populated Florida counties of Miami-Dade, Broward, Palm Beach, Hillsborough and Pinellas.
          BankAtlantic’s primary business activities include:
•	attracting checking and savings deposits from individuals and business customers,

•	originating commercial real estate, business, consumer and small business loans,

•	purchasing wholesale residential loans, and

•	investing in mortgage-backed securities, tax certificates and other securities.
          BankAtlantic’s business strategy focuses on the following key areas:
•	Continuing its “Florida’s Most Convenient Bank” Initiative. BankAtlantic began its “Florida’s Most Convenient Bank” initiative in 2002, when it introduced seven-day banking and its free checking and free gift program in Florida. In addition to the seven-day strategy and extended lobby hours, BankAtlantic developed products, promotions and services that are an integral part of BankAtlantic’s strategy of customer convenience and “WOW!” customer service, both intended to increase its core deposit accounts. BankAtlantic defines its core deposits as its demand deposit accounts, NOW checking accounts and savings accounts.

•	Increasing Core Deposits. From April, 2002, when the “Florida’s Most Convenient Bank” initiative was launched, to December 31, 2007, BankAtlantic’s core deposits increased 284% from approximately $600 million to approximately $2.3 billion. These core deposits represented 58% of BankAtlantic’s total deposits at December 31, 2007, compared to 26% of total deposits at December 31, 2001. However, the growth of core deposits for the year ending December 31, 2007 has slowed as core deposits increased $64.5 million or 3% from their December 31, 2006 levels. We believe the slower growth was largely a result of current economic conditions and competition. In response to changes in market and economic conditions, BankAtlantic reduced its advertising expenditures and in December 2007, shortened its lobby and customer service hours. Even with the reduced hours, BankAtlantic’s stores remain open seven days a week and are generally open more hours than its competitors. BankAtlantic anticipates a decline in short term interest rates during 2008 which it hopes will result in core deposit growth during 2008; however, increased competition, general economic conditions and the overall economy in Florida, in particular, may offset any favorable impact that declining interest rates may have on deposit growth.

•	Improving Operational Efficiencies in our Stores and Support Functions. Management is focused on improving its operating efficiencies during 2008. We anticipate consolidating back-office support facilities and reducing costs by subleasing or terminating lease contracts. We are also evaluating store and back-office support staffing levels with a view toward reducing costs which do not impact the quality of customer service. Additionally, we are seeking to implement technologies that we believe will reduce our customer service expenses. Based on the current economic environment, BankAtlantic decided in the fourth quarter of 2007 to delay its previously announced store expansion initiatives. As part of this decision, BankAtlantic has entered into an agreement with an unrelated financial institution to sell its five Orlando stores, is terminating certain lease agreements, seeking to sublease certain properties, and is attempting to sell land acquired for its store expansion program in all its markets. The sale of the Orlando stores is subject to regulatory approval.

•	Conservative and Targeted Growth in Loan Portfolio. BankAtlantic is focused on growth of its retail banking business with an emphasis on generating small business and consumer loans as well as measured growth in commercial loans collateralized by income producing commercial real estate properties. The commercial real estate loan portfolio declined during 2007 as a result of the significant deterioration in the Florida residential real estate market. BankAtlantic continues to refine its underwriting criteria across all loan categories in response to the deterioration of the real estate market and overall slowing economic conditions.

•	Managing Credit Risk. BankAtlantic strives to maintain strong underwriting standards and has developed underwriting policies and procedures which it believes will enable it to offer products and services to its customers while minimizing its exposure to unnecessary credit risk. However, the residential real estate market in Florida is currently in a period of substantial decline and this has had an adverse impact on the credit quality of our commercial real estate and home equity loan portfolios. In response, BankAtlantic continues to refine its underwriting criteria across all loan categories. Additionally, our loan portfolio monitoring processes have been refined to include the following:
o	A specialized land acquisition, development and construction loan committee to monitor developments affecting the collateral of commercial residential development loans;

o	Additional resources to negotiate loan work-outs and if necessary supervise the collection process; and

o	Additional loan review resources to support increased frequency of targeted loan reviews.
•	Maintaining and Strengthening our Capital Position. BankAtlantic exceeded all applicable regulatory capital requirements and was considered a “well capitalized” financial institution at December 31, 2007. See “Regulation and Supervision” – Capital Requirements” for an explanation of capital standards. Management has implemented initiatives to preserve capital in response to the current unfavorable economic environment. These initiatives include decreasing the amount of cash dividends, consolidating back-office facilities, reducing staffing levels, selling its Orlando stores and slowing our retail network expansion. Additionally, BankAtlantic Bancorp has $180.6 million of financial assets that may be used to contribute capital to BankAtlantic.
          BankAtlantic offers a number of lending products to its customers. Its primary lending products include commercial real estate loans, commercial business loans, standby letters of credit and commitments, consumer loans, small business loans and residential loans.
          Residential: BankAtlantic purchases residential loans in the secondary markets that have been originated by other institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. When BankAtlantic purchases residential loans, it evaluates the originator’s underwriting of the loans and, for most individual loans, performs confirming credit analyses. Residential loans are typically purchased in bulk and are generally non-conforming loans to agency guidelines due to the size of the individual loans. BankAtlantic sets general guidelines for loan purchases relating to loan amount, type of property, state of residence, loan-to-value ratios, the borrower’s sources of funds, appraised amounts and loan documentation, but actual purchases will generally reflect availability and market conditions, and may vary from BankAtlantic’s general guidelines. The weighted average FICO credit scores and loan-to-value ratios (calculated at the time of origination) of purchased loans outstanding as of December 31, 2007 was 741 and 67%, respectively. Included in these purchased residential loans are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate adjustments and when required amortization of the principal amount commences. These payment increases could affect a borrower’s ability to repay the loan and lead to increased defaults and losses. At December 31, 2007, BankAtlantic’s residential loan portfolio included $1.1 billion of interest-only loans. The credit scores and loan-to-value ratios for interest-only loans are similar to amortizing loans. BankAtlantic attempts to manage the credit risk associated with these loans by purchasing interest-only loans originated to borrowers that it believes to be credit worthy, with loan-to-value and total debt to income ratios within agency guidelines. BankAtlantic does not purchase sub-prime or negative amortizing residential loans and loans in the purchased residential loan portfolio generally do not have prepayment penalties.
          BankAtlantic originates residential loans to customers that are then sold on a servicing released basis to a correspondent. It also originates and holds certain residential loans, which are primarily made to “low to moderate income”

borrowers in accordance with requirements of the Community Reinvestment Act. The underwriting of these loans generally follows government agency guidelines with independent appraisers typically performing on-site inspections and valuations of the collateral. The outstanding balance of these loans at December 31, 2007 was $57 million.
          Commercial Real Estate: BankAtlantic provides commercial real estate loans for acquisition, development and construction of various property types, as well as the refinancing and acquisition of existing income-producing properties. These loans are primarily secured by property located in Florida. Commercial real estate loans are originated in amounts based upon the appraised value of the collateral or estimated cost that generally have a loan to value ratio at the time of origination of less than 80%, and generally require that one or more of the principals of the borrowing entity guarantee these loans. Most of these loans have variable interest rates and are indexed to either prime or LIBOR rates.
          There are three categories of loans in BankAtlantic’s commercial residential development loan portfolio that we believe have significant exposure to declines in the Florida residential real estate market. The loan balance in these categories aggregated $503.1 million at December 31, 2007. These categories are builder land bank loans, land acquisition and development loans, and land acquisition, development and construction loans. The builder land bank loan category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders.  These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the sale of the property pursuant to the options.  If the lots are not sold as originally anticipated, BankAtlantic anticipates that the borrower may not be in a position to service the loan, with the likely result being an increase in nonperforming loans and loan losses in this category.  The land acquisition and development loan category consists of loans secured by residential land which is intended to be developed by the borrower and sold to homebuilders.  These loans are generally underwritten more stringently than builder land bank loans, as an option agreement with a regional or national builder did not exist at the origination date. The land acquisition, development and construction loans are secured by residential land which is intended to be fully developed by the borrower who may also construct homes on the property.  These loans generally involve property with a longer investment and development horizon, are guaranteed by the borrower or individuals and/or are secured by additional collateral or equity such that it is expected that the borrower will have the ability to service the debt for a longer period of time.
          Additionally, BankAtlantic sells participations in commercial real estate loans that it originates and administers the loan and provides to participants periodic reports on the progress of the project for which the loan was made. Major decisions regarding the loan are made by the participants on either a majority or unanimous basis. As a result, BankAtlantic generally cannot significantly modify the loan without either majority or unanimous consent of the participants. BankAtlantic’s sale of loan participations reduces its exposure on individual projects and may be required in order to stay within the regulatory “loans to one borrower” limitations. BankAtlantic’s internal policies generally limit loans to a maximum of $20 million and single borrower loan concentrations are generally limited to $40 million. BankAtlantic also purchases commercial real estate loan participations from other financial institutions and in such cases BankAtlantic may not be in a position to control decisions made with respect to the loans.
          Consumer: Consumer loans are primarily loans to individuals originated through BankAtlantic’s retail network and sales force. The majority of its originations are home equity lines of credit secured by a first or second mortgage on the primary residence of the borrower. Home equity lines of credit have prime-based interest rates and generally mature in 15 years. Other consumer loans generally have fixed interest rates with terms ranging from one to five years. At origination, the home equity lines of credit portfolio had a weighted average loan-to-value, inclusive of first mortgages, of 67.0%, and a weighted average Beacon score of 706. Additionally, 70.0% of the portfolio balances were with borrowers who had Beacon scores of 700 or greater at the time of origination.
          Small Business: BankAtlantic makes small business loans to companies located primarily in markets located in its store network areas. Small business loans are primarily originated on a secured basis and do not generally exceed $1.0 million for non-real estate secured loans and $2.0 million for real estate secured loans. These loans are generally originated with maturities ranging primarily from one to three years or upon demand; however, loans collateralized by real estate could have terms of up to fifteen years. Lines of credit extended to small businesses are due upon demand. Small business loans typically have either fixed or variable prime-based interest rates.

          Commercial Business: BankAtlantic generally makes commercial business loans to medium sized companies in Florida. It lends on both a secured and unsecured basis, although the majority of its loans are secured. Commercial business loans are typically secured by the accounts receivable, inventory, equipment, real estate, and/or general corporate assets of the borrowers. Commercial business loans generally have variable interest rates that are prime or LIBOR-based. These loans typically are originated for terms ranging from one to five years.
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
          The composition of the loan portfolio was (in millions):

	As of December 31,
	2007		2006		2005		2004		2003
	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct
Loans receivable:
Real estate loans:
Residential	$2,156	47.66	2,151	46.81	2,030	43.92	2,057	45.16	1,343	36.99%
Consumer — home equity	676	14.94	562	12.23	514	11.12	457	10.03	334	9.20
Construction and development	416	9.20	475	10.34	785	16.99	766	16.82	685	18.87
Commercial	882	19.49	973	21.17	979	21.18	1,004	22.04	997	27.46
Small business	212	4.69	187	4.07	152	3.29	124	2.72	108	2.97
Loans to Levitt Corporation	—	0.00	—	0.00	—	0.00	9	0.20	18	0.50
Other loans:
Commercial business	131	2.90	157	3.42	88	1.90	93	2.04	116	3.19
Small business — non-mortgage	106	2.34	98	2.13	83	1.80	67	1.47	52	1.43
Consumer	31	0.68	26	0.57	27	0.59	18	0.40	22	0.61
Residential loans held for sale	4	0.09	9	0.20	3	0.06	5	0.11	2	0.05

Total	4,614	101.99	4,638	100.94	4,661	100.85	4,600	100.99	3,677	101.27

Adjustments:
Unearned discounts (premiums)	(4)	-0.09	(1)	-0.02	(2)	-0.04	(1)	-0.02	—	0.00
Allowance for loan losses	94	2.08	44	0.96	41	0.89	46	1.01	46	1.27

Total loans receivable, net	$4,524	100.00	4,595	100.00	4,622	100.00	4,555	100.00	3,631	100.00%

          BankAtlantic’s real estate construction and development and commercial loans outstanding balances as of December 31, 2007 by loan category were as follows (in millions):

Outstanding
Balances
Land acquisition, development and construction loans	$151
Construction loans collateralized by income producing properties	79
Nonresidential construction loans	186

Total construction and development	$416

Builder land bank loans	$150
Land acquisition and development loans	202
Non-residential land loans	102
Permanent commercial loans	428

Total commercial	$882

          In addition to its lending activities, BankAtlantic also invests in securities as described below:
          Securities Available for Sale: BankAtlantic invests in obligations of the U.S. government or its agencies, such as mortgage-backed securities, real estate mortgage investment conduits (REMICs) and tax exempt municipal bonds, which are accounted for as securities available for sale. BankAtlantic sold its entire portfolio of tax exempt municipal bonds during 2007 as the tax-free returns on these securities were not currently as beneficial to the Company as in prior periods. BankAtlantic’s securities available for sale portfolio at December 31, 2007 was of high credit quality and guaranteed by government sponsored enterprises reflecting BankAtlantic’s attempt, to the extent possible, to minimize credit risk in its investment portfolio. The available for sale securities portfolio serves as a source of liquidity while at the same time providing a means to moderate the effects of interest rate changes. The decision to purchase and sell securities is based upon a current assessment of the economy, the interest rate environment and our liquidity requirements.
          Tax Certificates: Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state and local taxing authorities. The tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. The minimum repayment to satisfy the lien is the certificate amount plus the interest accrued through the redemption date, plus applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void and lose its value. BankAtlantic’s experience with this type of investment has generally been favorable because the rates earned are generally higher than many alternative investments and substantial repayments typically occur over a one-year period.
          Derivative Investments: From time to time, based on market conditions, BankAtlantic writes call options on recently purchased agency securities (“covered calls”). Management believes that this periodic investment strategy may result in the generation of non-interest income or alternatively, the acquisition of agency securities on desirable terms. BankAtlantic had no derivative investments outstanding as of December 31, 2007.

          The composition, yields and maturities of BankAtlantic’s securities available for sale, investment securities and tax certificates were as follows (dollars in thousands):

	Treasury			Mortgage-	Bond		Weighted
	and	Tax	Tax-Exempt	Backed	And		Average
	Agencies	Certificates	Securities	Securities	Other	Total	Yield

December 31, 2007
Maturity: (1)
One year or less	$—	188,401	—	—	410	188,811	8.43%
After one through five years	—	—	—	135,479	271	135,750	4.74
After five through ten years	—	—	—	1,947	—	1,947	5.89
After ten years	—	—	—	651,035	—	651,035	5.41

Fair values (2)	$—	188,401	—	788,461	681	977,543	5.90%

Amortized cost (2)	$—	188,401	—	785,682	685	974,768	6.06%

Weighted average yield based on fair values	—	8.43	—	5.30	3.54	5.90
Weighted average maturity (yrs)	—	1.0	—	19.63	1.22	16.01

December 31, 2006
Fair values (2)	$—	195,391	397,244	361,750	675	955,060	6.17%

Amortized cost (2)	$—	195,391	397,469	365,565	685	959,110	6.05%

December 31, 2005
Fair values (2)	$1,000	163,726	388,566	381,540	585	935,417	5.45%

Amortized cost (2)	$998	163,726	392,130	387,178	585	944,617	5.20%

(1)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 1 to 2 years).

(2)	Equity and tax exempt securities held by the parent company with a cost of $162.6, $88.6 million, and $95.1 million and a fair value of $179.5 million, $99.9 million, and $103.2 million, at December 31, 2007, 2006 and 2005, respectively, were excluded from the above table. At December 31, 2007, equities held by BankAtlantic with a cost of $750,000 and a fair value of $1.4 million was excluded from the above table.
          A summary of the amortized cost and gross unrealized appreciation or depreciation of estimated fair value of tax certificates and investment securities and available for sale securities follows (in thousands):

	December 31, 2007 (1)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Appreciation	Depreciation	Fair Value

Tax certificates and investment securities:
Tax certificates:
Cost equals market	$188,401	—	—	188,401
Securities available for sale:
Investment securities:
Cost equals market	235	—	—	235
Market over cost	450	—	4	446
Mortgage-backed securities :
Cost equals market	18,959	—	—	18,959
Market over cost	612,539	5,737	—	618,276
Cost over market	154,184	—	2,958	151,226

Total	$974,768	5,737	2,962	977,543

1)	The above table excludes Parent Company equity securities with a cost of $162.6 million and a fair value of $179.5 million at December 31, 2007. At December 31, 2007, equities held by BankAtlantic with a cost of $750,000 and a fair value of $1.4 million was excluded from the above table.
          Commencing in September 2006, BankAtlantic has from time to time invested in rental real estate and lending joint ventures where the joint venture partner is the managing partner. We account for these joint ventures under the equity method of accounting.
          Income-Producing Real Estate Joint Venture Investments: These joint ventures acquire income-producing real estate properties that generally do not require extensive management with the strategy of re-selling the properties in a relatively short period of time, generally within one year. BankAtlantic had an investment of $1.7 million in one of these joint ventures as of December 31, 2007. The joint venture was liquidated in January 2008 and BankAtlantic has no current intention to invest in rental real estate joint ventures in 2008.
          Lending Joint Venture: We have invested in a joint venture involved in the factoring of accounts receivable. At this time, BankAtlantic does not currently anticipate funding in excess of $5 million into this venture.
          BankAtlantic utilizes deposits, secured advances and other borrowed funds to fund its lending and other activities.
          Deposits: BankAtlantic offers checking and savings accounts to individuals and business customers. These include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts and IRA and Keogh retirement accounts. BankAtlantic also obtains deposits from brokers and municipalities. BankAtlantic solicits deposits from customers in its geographic market through advertising and relationship banking activities primarily conducted through its sales force and store network. BankAtlantic primarily solicits deposits at its branches (or stores) through its “Florida’s Most Convenient Bank” initiatives, which includes extended lobby and customer service hours, free online banking and bill pay, and locations open seven days a week. While BankAtlantic’s core deposits have historically produced solid results our products and pricing promotions may change in light of economic and market conditions. See note 12 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s deposit accounts.
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
•	Securities sold under agreements to repurchase include a sale of a portion of its current investment portfolio (usually mortgage-backed securities and REMICs) at a negotiated rate and an agreement to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities in its investment portfolio but are not insured by the FDIC. See note 15 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s Securities sold under agreements to repurchase borrowings.

•	Treasury tax and loan borrowings represent BankAtlantic’s participation in the Federal Reserve Treasury Investment Program. Under this program the Federal Reserve places funds with BankAtlantic obtained from treasury tax and loan payments received by financial institutions. See note 14 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s Treasury tax and loan borrowings.

•	Federal funds borrowings occur under established facilities with various federally-insured banking institutions to purchase federal funds. We also have a borrowing facility with various federal agencies which may place funds with us at overnight rates. BankAtlantic uses these facilities on an overnight basis to assist in managing its cash flow requirements. BankAtlantic also has a facility with the Federal Reserve Bank of Atlanta for secured advances. These advances are collateralized by a security lien against its consumer loans. See note 14 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s federal funds borrowings.

•	BankAtlantic’s other borrowings have floating interest rates and consist of a mortgage-backed bond and subordinated debentures. See note 16 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s other borrowings.
Parent Company
          The Parent Company (“Parent”) operations are limited and primarily include the financing of the capital needs of BankAtlantic Bancorp and its subsidiaries and management of its subsidiaries and other investments. The Parent also has arrangements with BFC Financial Corporation (“BFC”) for BFC to provide certain human resources, insurance management, investor relations services, and other administrative services to the Parent and its subsidiaries and affiliates. The Parent obtains its funds from subsidiary dividends, issuances of equity and debt securities, proceeds from sales of investment securities and returns on portfolio investments. The Parent provides funds to its subsidiaries for capital, the financing of acquisitions and other general corporate purposes. The largest expense of the Parent Company is interest expense on debt, and the amount of this expense could increase or decrease significantly as much of its debt is indexed to floating rates. As a consequence of the sale of Ryan Beck to Stifel, the Parent’s equity investments now include a concentration in Stifel equity securities. Stifel’s common stock is publicly traded on the NYSE. In January 2008, we sold to Stifel 250,000 shares of Stifel common stock for a gain of $18,000 and received net proceeds of $10.6 million. We currently hold 2,127,354 shares of Stifel common stock, of which 542,452 shares are freely saleable and an additional 792,451 will be freely saleable after August 28, 2008 with all contractual sale restrictions lapsing on August 28, 2009. In March 2008, the Company offered for sale 1.6 million shares of its Stifel common stock in an underwritten public offering of shares of Stifel common stock. The Company may also provide the underwriters with an option to purchase additional shares of its Stifel common stock for thirty days after the initial closing solely to cover over-allotments. The sale price of the shares will be determined at the time a definitive underwriting agreement is entered into. Following the sale of the shares in the offering, Stifel has agreed to release any continuing sale restrictions on the remaining shares of Stifel common stock and warrants to acquire 481,724 shares of Stifel common stock held by the Company. There is no assurance that the offering will be consummated or that the shares will be sold.
          A summary of the carrying value and gross unrealized appreciation or depreciation of estimated fair value of the Parent’s securities follows (in thousands):

	December 31, 2007
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Appreciation	Depreciation	Fair Value

Securities available for sale:
Equity securities	$122,997	12,449	—	135,446
Investment securities:
Investment securities (1)	39,617	4,468	—	44,085

Total	$162,614	16,917	—	179,531

	December 31, 2006
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Appreciation	Depreciation	Fair Value

Securities available for sale:
Equity securities	$82,134	9,554	—	91,688
Investment securities:
Investment securities (1)	6,500	1,714	—	8,214

Total	$88,634	11,268	—	99,902

(1)	Investment securities in 2007 consist of Stifel common stock that is subject to restrictions for more than one year and are accounted for as investment securities at cost. Also included in investment securities at December 31, 2007 and 2006 were equity instruments purchased through private placements and are accounted for at historical cost adjusted for other-than-temporary declines in value.
Employees
          Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.
          The number of employees at the indicated dates was:

	December 31, 2007		December 31, 2006
	Full-	Part-	Full-	Part-
	Time	time	time	time
BankAtlantic Bancorp	7	—	8	—
BankAtlantic	2,207	355	2,425	386

Total	2,214	355	2,433	386

Competition
          The banking and financial services industry is very competitive. Legal and regulatory developments have made it easier for new and sometimes unregulated entities to compete with us. Consolidation among financial service providers has resulted in very large national and regional banking and financial institutions holding a large accumulation of assets. These institutions generally have significantly greater resources, a wider geographic presence or greater market accessibility than we have; thus creating increased competition. As consolidation continues among large banks, we expect additional smaller institutions to try to exploit our market. Our primary method of competition is emphasis on customer service and convenience, including our Florida’s Most Convenient Bank initiatives.
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
          As a unitary savings and loan holding company, we generally are not restricted under existing laws as to the types of business activities in which we may engage, provided that BankAtlantic continues to satisfy the Qualified Thrift Lender, or QTL, test. See “Regulation of Federal Savings Banks — QTL Test” for a discussion of the QTL requirements. If we were to make a non-supervisory acquisition of another savings institution or of a savings institution that meets the QTL test and is deemed to be a savings institution by the OTS and that will be held as a separate subsidiary, then we would become a multiple savings and loan holding company within the meaning of HOLA and would be subject to limitations on the types of business activities in which we can engage. HOLA limits the activities of a multiple savings institution holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.
          Transactions between BankAtlantic, including any of BankAtlantic’s subsidiaries, and us or any of BankAtlantic’s affiliates, are subject to various conditions and limitations. See “Regulation of Federal Savings Banks — Transactions with Related Parties.” BankAtlantic must seek approval from the OTS prior to any declaration of the payment of any dividends or other capital distributions to us. See “Regulation of Federal Savings Banks — Limitation on Capital Distributions.”
BankAtlantic
          BankAtlantic is a federal savings association and is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency and primary regulator, and the FDIC, as its deposit insurer. BankAtlantic’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC. BankAtlantic must file reports with the OTS and the FDIC concerning its activities and financial condition. Additionally, BankAtlantic must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions, sales of stores and must submit applications or notices prior to forming certain types of subsidiaries or engaging in certain activities through its subsidiaries. The OTS and the FDIC conduct periodic examinations to assess BankAtlantic’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such applicable activities or policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, BankAtlantic, and our operations.
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
          Loans to One Borrower. Under HOLA, savings banks are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and not fully secured by collateral may not exceed 15% of the savings bank’s unimpaired capital and unimpaired surplus. In addition to, and separate from, the 15% limitation, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and fully secured by readily-marketable collateral may not exceed 10% of the savings bank’s unimpaired capital and unimpaired surplus. Readily-marketable collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2007, BankAtlantic’s limit on loans to one borrower was approximately $84.5 million. At December 31, 2007, BankAtlantic’s largest aggregate amount of loans to one borrower was approximately $42.7 million and the second largest borrower had an aggregate balance of approximately $28.9 million.
          QTL Test. HOLA requires a savings bank to meet a QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly average basis in at least nine months out of every twelve months. A savings bank that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. At December 31, 2007, BankAtlantic maintained approximately 82.2% of its portfolio assets in qualified thrift investments. BankAtlantic had also satisfied the QTL test in each of the nine months prior to December 2007 and, therefore, was a QTL.
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
          At December 31, 2007, BankAtlantic exceeded all applicable regulatory capital requirements. See note #21 to the “Notes to the Consolidated Financial Statements” for actual capital amounts and ratios.

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
          The OTS regulates all capital distributions by BankAtlantic directly or indirectly to us, including dividend payments. BankAtlantic currently must file an application to receive the approval of the OTS for a proposed capital distribution as the total amount of all of BankAtlantic’s capital distributions (including any proposed capital distribution) for the applicable calendar year exceeds BankAtlantic’s net income for that year-to-date period plus BankAtlantic’s retained net income for the preceding two years.
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
          These assessments are paid semi-annually. BankAtlantic’s assessment expense during the year ended December 31, 2007 was approximately $1.0 million.
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
          Shared National Credit Program. The Shared National Credit Program is an interagency program, established in 1977, to provide a periodic credit risk assessment of the largest and most complex syndicated loans held or agented by financial institutions subject to supervision by a federal bank regulatory agency. The Shared National Credit Program is administered by the FRB, FDIC, OTS and the Office of the Comptroller of the Currency. The Shared National Credit Program covers any loan or loan commitment of at least $20 million (i) which is shared under a formal lending agreement by three or more unaffiliated financial institutions or (ii) a portion of which is sold to two or more unaffiliated financial institutions with the purchasing financial institutions assuming their pro rata share of the credit risk. The Shared National Credit Program is designed to provide uniformity and efficiency in the federal banking agencies’ analysis and rating of the largest and most complex credit facilities in the country by avoiding duplicate credit reviews and ensuring consistency in rating determinations. The federal banking agencies use a combination of statistical and judgmental sampling techniques to select borrowers for review each year. The selected borrowers are reviewed and the credit quality rating assigned by the applicable federal banking agency’s examination team will be reported to each financial institution that participates in the loan as of the examination date. The assigned ratings are used during examinations of the other financial institutions to avoid duplicate reviews and ensure consistent treatment of these loans. BankAtlantic has entered into participations with respect to its loans and has acquired participations in the loans of other financial institutions which are subject to this program and accordingly these loans may be subject to this additional review.
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
          As a result of the Reform Act, the FDIC now assigns each savings institution to one of four risk categories based upon the savings institution’s capital evaluation and supervisory evaluation. The capital evaluation is based upon financial information as of the savings institution’s most recent quarterly financial report filed with the applicable bank regulatory agency at the end of each quarterly assessment period. The supervisory evaluation is based upon the results of examination findings by the savings institution’s primary federal regulator and information that the FDIC has determined to be relevant to the savings institution’s financial condition and the risk posed to the DIF. A savings institution’s deposit insurance assessment rate depends on the risk category to which it is assigned. Insurance assessment rates now range from 5 cents per $100 in assessable deposits for a savings institution in the least risk category (i.e., well capitalized and financially sound with only a few minor weaknesses) to 43 cents per $100 in assessable deposits for a savings institution in the most risk category (i.e., undercapitalized and poses a substantial probability of loss to the DIF unless effective corrective action is taken).
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
          Federal Home Loan Bank System. BankAtlantic is a member of the Federal Home Loan Bank, or FHLB, of Atlanta, which is one of the twelve regional FHLB’s composing the FHLB system. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As a member of the FHLB of Atlanta, BankAtlantic is required to acquire and hold shares of capital stock in the FHLB. BankAtlantic was in compliance with this requirement with an investment in FHLB stock at December 31, 2007 of approximately $74.0 million. During the year ended December 31, 2007, the FHLB of Atlanta paid dividends of approximately $4.4 million on the capital stock held by BankAtlantic. If dividends were reduced or interest on future FHLB advances increased, BankAtlantic’s net interest income would likely also be reduced.
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
          Additionally, the USA PATRIOT Act requires each financial institution to develop a customer identification program, or CIP, as part of its anti-money laundering program. The key components of the CIP are identification, verification, government list comparison, notice and record retention. The purpose of the CIP is to enable the financial institution to determine the true identity and anticipated account activity of each customer. To make this determination, among other things, the financial institution must collect certain information from customers at the time they enter into the customer relationship with the financial institution. This information must be verified within a reasonable time through documentary and non-documentary methods. Furthermore, all customers must be screened against any CIP-related government lists of known or suspected terrorists. In 2004, deficiencies were identified in BankAtlantic’s compliance with anti-terrorism and anti-money laundering laws and regulations and BankAtlantic entered into agreements regarding its ongoing compliance and was required to pay fines associated with its past deficiencies. In November 2007, the Office of Thrift Supervision terminated the April 2006 Cease and Desist Order entered into by BankAtlantic as a result of previous deficiencies in its compliance with the Bank Secrecy Act. The OTS determined that it was appropriate to terminate the Cease and Desist Order after its examinations of BankAtlantic indicated BankAtlantic’s significant compliance with the terms of the

Cease and Desist Order (see “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – BankAtlantic Liquidity and Capital Resources”).
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
ITEM 1A. RISK FACTORS
BankAtlantic
A decline in the Florida real estate market has and may continue to adversely affect our earnings and financial condition.
          The deterioration of economic conditions in the Florida residential real estate market during 2007, and the continued decline in home sales and median home prices year-over-year in all major metropolitan areas in Florida, resulted in a substantial increase in non-performing assets and our provision for loan losses. The housing industry is experiencing what many consider to be its worst downturn in 16 years and market conditions have continued to worsen throughout 2007 and into 2008 reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new construction resulting in a significant over- supply of housing inventory and increased foreclosure rates. Additionally, certain national and regional home builders have sought or indicated that they may seek bankruptcy protection. If these market conditions do not improve during 2008 or deteriorate further, or if these market conditions and slowing economy negatively impact the commercial non-residential real estate market, our earnings and financial condition may be adversely impacted because a significant portion of our loans are secured by real estate in Florida, and the level of business deposits from customers dependent on the Florida real estate market and the Florida economy in general may decline. BankAtlantic’s loan portfolio included $2.6 billion of loans concentrated in Florida, which represented approximately 60% of its loan portfolio.
BankAtlantic’s loan portfolio is concentrated in real estate lending which makes its loan portfolio more susceptible to credit losses in the current depressed real estate market.
          The national real estate market declined significantly during 2007, particularly in Florida, our primary lending area. Our loan portfolio is concentrated in commercial real estate loans (virtually all of which are located in Florida and many of which involve residential land development), residential mortgages (nationwide), and consumer home-equity loans (throughout our markets in Florida). We have a heightened exposure to credit losses that may arise from this concentration as a result of the significant downturn in the real estate sector.
          We have identified three categories of loans in our commercial residential development loan portfolio that we believe have significant exposure to the declines in the Florida residential real estate market. These categories are as follows:
          The “builder land bank loan” category consists of 12 loans and aggregates $149.6 million. This category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders.  These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the sale of the property pursuant to the options.  If the lots are not sold as originally anticipated, BankAtlantic anticipates that the borrower may not be in a position to service the loan, with the likely result being an increase in nonperforming loans and loan losses in this category.  The number of homebuilders who have publicly announced that they are, or are contemplating, terminating these options or seeking bankruptcy protection substantially increases the risk that the lots will not be acquired as contemplated. Six loans in this category totaling $86.5 million were on non-accrual at December 31, 2007.
          The “land acquisition and development loan” category consists of 34 loans and aggregates $202.2 million and generally consists of loans secured by residential land which is intended to be developed by the borrower and sold to homebuilders.  These loans are generally underwritten more stringently than builder land bank loans, as an option agreement with a regional or national builder did not exist at the origination date. Two loans in this category totaling $7.3 million were on non-accrual at December 31, 2007.
          The “land acquisition, development and construction loan” category consists of 29 loans and aggregates $151.3 million. This category generally consists of loans secured by residential land which will be fully developed by the borrower who may also construct homes on the property.  These loans generally involve property with a longer investment and development horizon, are guaranteed by the borrower or individuals and/or are secured by additional collateral or equity such that it is expected that the borrower will have the ability to service the debt for a longer period of time.  Seven loans in this category totaling $57.2 million were on non-accrual at December 31, 2007.
          Market conditions may result in BankAtlantic’s commercial real estate borrowers having difficulty selling lots or homes in their developments for an extended period, which in turn could result in an increase in residential construction loan delinquencies and non-accrual balances.  Additionally, if the current economic environment continues for a prolonged period of time or deteriorates further, collateral values may further decline and are likely to result in increased credit losses in these loans.
          Included in the commercial real estate loans are approximately $102 million of commercial non-residential land development loans. Our commercial mortgage non-residential loan portfolio has performed better than our commercial residential development loan portfolio in the current real estate market environment. However, this portfolio could be susceptible to extended maturities or borrower default, and we could experience higher credit losses and non-performing loans in this portfolio as the Florida economy is showing signs of a slow down, capital markets involving commercial real estate loans have recently deteriorated, broader non residential real estate market conditions have begun to show signs of weakness and lenders have begun to tighten credit standards and limit availability of financing.
          BankAtlantic’s commercial real estate loan portfolio includes large lending relationships, including relationships with unaffiliated borrowers involving lending commitments in each case in excess of $30 million. These relationships represented eight borrowers with an aggregate outstanding balance of $240 million as of December 31, 2007. Defaults by any of these borrowers could have a material adverse effect on BankAtlantic’s results.
BankAtlantic’s consumer loan portfolio is concentrated in home equity loans collateralized by Florida properties primarily located in the markets where we operate our store network.
          The decline in residential real estate prices and residential home sales throughout Florida has resulted in an increase in mortgage delinquencies and higher foreclosure rates. Additionally, in response to the turmoil in the credit markets, financial institutions have tightened underwriting standards which has limited borrowers’ ability to refinance. These conditions have adversely impacted delinquencies and credit loss trends in our home equity loan portfolio and it does not currently appear that these conditions will improve in the near term. Approximately 80% of the loans in our home equity portfolio are residential second mortgages and if current economic conditions deteriorate for borrowers and their home prices continue to fall, we may experience higher credit losses from this loan portfolio. Since the collateral for this portfolio primarily consists of second mortgages, it is unlikely that we will be successful in recovering all or any portion of our loan proceeds in the event of a default unless we are prepared to repay the first mortgage and such repayment and the costs associated with a foreclosure are justified by the value of the property.

BankAtlantic’s loan portfolio subjects it to high levels of credit risk.
          BankAtlantic is exposed to the risk that its borrowers or counter-parties may default on their obligations. Credit risk arises through the extension of loans, certain securities, letters of credit, financial guarantees and through counter-party exposure on trading and wholesale loan transactions. In an attempt to manage this risk, BankAtlantic seeks to establish policies and procedures to manage both on and off-balance sheet (primarily loan commitments) credit risk.
          BankAtlantic attempts to manage credit exposure to individual borrowers and counter-parties on an aggregate basis including loans, securities, letters of credit, derivatives and unfunded commitments. While credit personnel analyze the creditworthiness of individual borrowers or counter-parties, and limits are established for the total credit exposure to any one borrower or counter-party, such limits may not have the effect of adequately limiting credit exposure. BankAtlantic also enters into participation agreements with or acquires participation interests from other lenders to limit its credit risk, but will be subject to risks with respect to its interest in the loan and will not be in a position to make independent determinations in its sole discretion with respect to its interests.
BankAtlantic’s interest-only residential loans expose it to greater credit risks.
          Approximately 50% of our purchased residential loan portfolio (approximately $1.1 billion) consists of interest-only loans. While these loans are not considered sub-prime or negative amortizing loans, they are non-traditional loans due to reduced initial loan payments with the potential for significant increases in monthly loan payments in subsequent periods, even if interest rates do not rise, as required amortization of the principal commences. Monthly loan payments will also increase as interest rates increase. This presents a potential repayment risk if the borrower is unable to meet the higher debt service obligations or refinance the loan. As previously noted, current economic conditions in the residential real estate markets and the mortgage finance markets have made it more difficult for borrowers to refinance their mortgages.
Increase in the Allowance for Loan Losses will result in reduced earnings.
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
          Many of these factors are difficult to predict or estimate accurately, particularly in a changing economic environment. If BankAtlantic’s evaluation is incorrect and borrower defaults cause losses exceeding the portion of the allowance for loan losses allocated to those loans, our earnings could be significantly and adversely affected. BankAtlantic may experience losses in its loan portfolios or perceive adverse trends that require it to significantly increase its allowance for loan losses in the future, which would reduce future earnings. In addition, BankAtlantic’s regulators may require it to increase or decrease its allowance for loan losses even if BankAtlantic thinks such change is unjustified.
Adverse events in Florida, where our business is currently concentrated, could adversely impact our results and future growth.
          BankAtlantic’s business, the location of its stores and the real estate collateralizing its commercial real estate loans and its home equity loans are primarily concentrated in Florida. As a result, we are exposed to geographic risks, and any economic downturn in Florida, including unemployment, declines in tourism, the declining real estate market, or adverse changes in laws and regulations in Florida would have a negative impact on our revenues, financial condition and business. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes. The occurrence of an economic downturn in Florida, adverse changes in laws or regulations in Florida or natural disasters could impact the credit quality of BankAtlantic’s assets, growth, the level of deposits our customers maintain with BankAtlantic, the success of BankAtlantic’s customers’ business activities, and the ability of BankAtlantic to operate profitably.
Changes in interest rates could adversely affect our net interest income and profitability.
          The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, events in the capital markets and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities.
          Banking is an industry that depends to a large extent on its net interest income. Net interest income is the difference between:
•	interest income on interest-earning assets, such as loans; and

•	interest expense on interest-bearing liabilities, such as deposits.
          Changes in interest rates can have differing effects on BankAtlantic’s net interest income. In particular, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or the yield curve, or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income and therefore reduce BankAtlantic’s net interest income. While BankAtlantic has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, we cannot provide assurances that BankAtlantic will be successful in doing so.
          Loan and mortgage-backed securities prepayment decisions are also affected by interest rates. Loan and securities prepayments generally accelerate as interest rates fall. Prepayments in a declining interest rate environment reduce BankAtlantic’s net interest income and adversely affect its earnings because:
•	it amortizes premiums on acquired loans and securities, and if loans are prepaid, the unamortized premium will be charged off; and

•	the yields it earns on the investment of funds that it receives from prepaid loans and securities are generally less than the yields that it earned on the prepaid loans.
          Significant loan prepayments in BankAtlantic’s mortgage and investment portfolios in the future could have an adverse effect on BankAtlantic’s earnings. Additionally, increased prepayments associated with purchased residential loans may result in increased amortization of premiums on acquired loans, which would reduce BankAtlantic’s interest income.
          In a rising interest rate environment, loan and securities prepayments generally decline, resulting in yields that are less than the current market yields. In addition, the credit risks of loans with adjustable rate mortgages may worsen as interest rates rise and debt service obligations increase.
          BankAtlantic uses a computer model using standard industry software to quantify its interest rate risk, in support of its Asset/Liability Committee. This model measures the potential impact of gradual and abrupt changes in interest rates on BankAtlantic’s net interest income. While management would attempt to respond to the projected impact on net interest income, there is no assurance that management’s efforts will be successful.
          During most of 2007, the short term interest rates were approximately equal to longer term rates. This is referred to as a “flat yield curve.” BankAtlantic’s net interest income is largely derived from a combination of two factors: the level of core deposits, such as demand savings and NOW deposits, and the ability of banks to raise short term deposits and other borrowings and invest them at longer maturities. The flat yield curve during 2007 significantly impacted the ability of BankAtlantic to profitably raise short term funds for longer term investment as the interest rate spread between short term and long term maturities was negligible. While the recent decline in interest rates and the widening of interest rate spreads between long-term and short term interest rates could lessen the negative impact of a flat yield curve on our net interest income, future patterns of interest rates, including the relationship between short term and long term rates, and its overall impact on our net interest income is very difficult to predict.
BankAtlantic’s “Florida’s Most Convenient Bank” initiative and related infrastructure expansion to support a larger organization has resulted in higher operating expenses, which has had an adverse impact on our earnings.
          BankAtlantic’s “Florida’s Most Convenient Bank” initiative, the opening of 32 stores since January 2005 and the related expansion of our infrastructure and operations have required us to provide additional management resources, hire additional personnel, increase compensation, occupancy and marketing expenditures, and take steps to enhance and expand our operational and management information systems. Employee compensation, occupancy and equipment and advertising expenses have significantly increased since the inception of the initiative, during 2002, from $78.9 million during 2001 to $234.3 million during 2007.
          During the three years ended December 31, 2007, BankAtlantic opened 32 new stores. In 2007, in response to the current economic environment and its impact on BankAtlantic’s financial results, BankAtlantic slowed its retail network expansion and reduced its service hours in an effort to reduce operating expenses. Despite this decision to slow future store expansion, we will continue to incur increased operating expenses, compared to historical levels, resulting from the new stores opened during the last three years and the anticipated opening of four new stores during the first quarter of 2008. While BankAtlantic’s management is focused on reducing overall non-interest expense, there is no assurance that BankAtlantic will be successful in its efforts to reduce operating expenses.
BankAtlantic’s new stores may not achieve profitability.
          Since January 2005, BankAtlantic has opened 32 stores and anticipates opening four stores during 2008. In the current adverse economic environment, the amount of time required for these new stores to become profitable is uncertain and the growth in deposits and loans at these stores may not meet management’s expectations. The new stores are located throughout Florida and represent a 51% increase, based on the number of stores, in BankAtlantic’s retail network. There is no assurance that BankAtlantic will be successful in managing this expanded retail network profitably.
BankAtlantic obtains a significant portion of its non-interest income through service charges on core deposit accounts.
          BankAtlantic’s core deposit account growth has generated a substantial amount of service charge income. The largest component of this service charge income is overdraft fees. Changes in customer behavior as well as increased competition from other financial institutions could result in declines in core deposit accounts or in overdraft frequency resulting in a decline in service charge income. Also, the downturn in the Florida economy could result in an increase in overdraft fee charge-offs and a corresponding increase in our overdraft fee reserves. Additionally, future changes in banking regulations, in particular limitations on retail customer fees, may impact this revenue source. Any of such changes could have a material adverse effect on BankAtlantic’s results.

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
Parent Company
BankAtlantic Bancorp services its debt and pays dividends primarily from dividends from BankAtlantic, which are subject to regulatory limits.
          BankAtlantic Bancorp is a holding company and dividends from BankAtlantic represent a significant portion of its cash flows. BankAtlantic Bancorp uses dividends from BankAtlantic to service its debt obligations and to pay dividends on its capital stock.
          BankAtlantic’s ability to pay dividends or make other capital distributions to BankAtlantic Bancorp is subject to regulatory limitations and the authority of the OTS and the FDIC.
          Generally, BankAtlantic may make a capital distribution without prior OTS approval in an amount equal to BankAtlantic’s net income for the current calendar year to date, plus retained net income for the previous two years, provided that BankAtlantic does not become under-capitalized as a result of the distribution. At December 31, 2007, BankAtlantic’s accumulated deficit for the previous two years was $23.7 million and accordingly, BankAtlantic is required to obtain approval from the OTS in order to make capital distributions to BankAtlantic Bancorp. There is no assurance that the OTS will approve future capital distributions to BankAtlantic Bancorp.
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
          At December 31, 2007, BankAtlantic Bancorp had approximately $294.2 million of indebtedness outstanding at the holding company level with maturities ranging from 2032 through 2037. The aggregate annual interest expense on this indebtedness is approximately $23.1 million based on interest rates at December 31, 2007 and is generally indexed to three-month LIBOR. During 2007, BankAtlantic Bancorp received $20 million of dividends from BankAtlantic. BankAtlantic Bancorp’s financial condition and results would be adversely affected if the amounts needed to satisfy its debt obligations, including any additional indebtedness incurred in the future, significantly exceed the amount of dividends it receives from its subsidiaries.
We are controlled by BFC Financial Corporation and its control position may adversely affect the market price of our Class A common stock.
          As of December 31, 2007, BFC Financial Corporation (“BFC”) owned all of the Company’s issued and outstanding Class B common stock and 8,329,236 shares, or approximately 15%, of the Company’s issued and outstanding Class A common stock. BFC’s holdings represent approximately 55% of the Company’s total voting power. Class A common stock and Class B common stock vote as a single group on most matters. Accordingly, BFC is in a position to control the Company, elect the Company’s Board of Directors and significantly influence the outcome of any shareholder vote, except in those limited circumstances where Florida law mandates that the holders of our Class A common stock vote as a separate class. BFC’s control position may have an adverse effect on the market price of the Company’s Class A common stock.

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
          Unlike bank holding companies, as a unitary savings and loan holding company we are not subject to capital requirements. However, the OTS has indicated that it may, in the future, impose capital requirements on savings and loan holding companies. The OTS may in the future adopt regulations that would affect our operations including our ability to pay dividends or to engage in certain transactions or activities. See “Regulation and Supervision – Holding Company.”
Our portfolio of equity securities subjects us to equity pricing risks.
          We maintain a portfolio of equity securities in both publicly traded and privately held companies that subject us to equity pricing risks arising in connection with changes in the values due to changing market and economic conditions. Volatility or a decline in the financial markets can negatively impact our net income as a result of devaluation of these investments and the subsequent recognition of other-than-temporary declines in value. At December 31, 2007, we had equity securities with a book value of approximately $123.0 million. See “Quantitative and Qualitative Disclosures About Market Risk.”
          In connection with the sale of Ryan Beck to Stifel in February 2007, we received approximately 2,377,354 shares of Stifel common stock and warrants to acquire 481,724 shares of Stifel common stock at $36.00 per share. In addition to limitations imposed by federal securities laws, we are subject to contractual restrictions which limit the number of Stifel shares that we are permitted to sell in the open market during the 18 month period following the sale . Even after these restrictions lapse, the trading market for Stifel shares may not be sufficiently liquid to enable us to sell Stifel common stock that we own without significantly reducing the market price of these shares, if we are able to sell them at all. In January 2008, we sold 250,000 shares of Stifel common stock to Stifel for net proceeds of $10.6 million.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
     BankAtlantic owns the Company’s and BankAtlantic’s principal and executive offices which are located at 2100 West Cypress Creek Road, Fort Lauderdale, Florida, 33309.
     The following table sets forth owned and leased stores by region at December 31, 2007:

	Miami -		Palm	Tampa	Orlando /
	Dade	Broward	Beach	Bay	Jacksonville
Owned full-service stores	9	12	25	7	2
Leased full-service stores	13	11	5	8	1
Ground leased full-service stores (1)	2	3	1	3	1

Total full-service stores	24	26	31	18	4

Lease expiration dates	2008-2026	2008-2015	2008-2012	2008-2026	2014

Ground lease expiration dates	2026-2027	2017-2072	2026	2026	2027

(1)	Stores in which BankAtlantic owns the building and leases the land.
     The following table sets forth leased drive-through facilities, executed ground leases for store expansion, leased back-office facilities and leased loan production offices by region at December 31, 2007:

	Miami -		Palm	Tampa	Orlando /
	Dade	Broward	Beach	Bay	Jacksonville
Leased drive-through facilities	1	2	—	—	—

Leased drive through expiration dates	2010	2011-2014	—	—	—

Leased back-office facilities	—	3	—	1	1

Leased back-office expiration dates	—	2009-2011	—	2011	2013

Leased loan production facilities	1	—	—	1	2

Leased loan production expiration dates	2009	—	—	2009	2009-2011

     As of December 31, 2007, BankAtlantic has executed 16 operating leases for store expansion. Due to management’s decision to slow store expansion, BankAtlantic is currently seeking to sublease or terminate 12 of these operating leases. BankAtlantic has entered into an agreement with an unrelated financial institution for the sale of its Orlando stores, and is attempting to sell land originally acquired for store expansion.

	Miami -		Palm	Tampa	Orlando /
	Dade	Broward	Beach	Bay	Jacksonville
Executed leases for expansion	1	1	—	2	—

Executed lease expiration dates	2017	2029	—	2027-2028	—

Executed leases held for sublease	—	2	1	3	6

Executed lease expiration dates	—	2012-2029	2028	2027-2048	2027-2029

Land held for sale	—	—	1	1	6

ITEM 3. LEGAL PROCEEDINGS
Joseph C. Hubbard, individually and on behalf of all others similarly situated, vs. BankAtlantic Bancorp, Inc., James A. White, Valerie C. Toalson, Jarett S. Levan, and Alan B. Levan, No. 0:07-cv-61542-UU, United States District Court, Southern District of Florida
On October 29, 2007, Joseph C. Hubbard filed a purported class action in the United States District Court for the Southern District of Florida against BankAtlantic and four of its current or former officers. The Complaint alleges that during the purported class period of November 9, 2005 through October 25, 2007, the Company and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint seeks to assert claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified damages. On December 12, 2007, the Court consolidated a separately filed action captioned Alarm Specialties, Inc. v. BankAtlantic Bancorp, Inc., No. 0:07—cv-61623-WPD that attempted to assert similar claims on behalf of the same class into Hubbard. On February 5, 2008, the Court appointed State-Boston Retirement System lead plaintiff and Lubaton Sucharow LLP to serve as lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act. The Company believes the claims to be without merit and intends to vigorously defend the actions.
Separately, we have received shareholder demands for an independent investigation and a derivative lawsuit to be brought on behalf of the Company against those individuals determined to be responsible for substantially the same improper and illegal actions as are alleged in the Complaint. The Company believes the claims to be without merit and intends to vigorously defend the actions.
Wilmine Almonor, individually and on behalf of all others similarly situated, vs. BankAtlantic Bancorp, Inc., Steven M. Coldren, Mary E. Ginestra, Willis N. Holcombe, Jarett S. Levan, John E. Abdo, David A. Lieberman, Charlie C. Winningham II, D. Keith Cobb, Bruno L. DiGiulian, Alan B. Levan, James A. White, the Security Plus Plan Committee, and Unknown Fiduciary Defendants 1-50, No. 0:07-cv-61862-DMM, United States District Court, Southern District of Florida.
On December 20, 2007, Wilmine Almonor filed a purported class action in the United States District Court for the Southern District of Florida against BankAtlantic and the above-listed officers, directors, employees, and organizations. The Complaint alleges that during the purported class period of November 9, 2005 to present, BankAtlantic and the individual defendants violated the Employment Retirement Income Security Act (“ERISA”) by permitting company employees to choose to invest in the Company’s Class A common stock in light of the facts alleged in the Hubbard securities lawsuit. The Complaint seeks to assert claims for breach of fiduciary duties, the duty to provide accurate information, the duty to avoid conflicts of interest under ERISA and seeks unspecified damages. The Company believes the claims to be without merit and intends to vigorously defend the actions.
In the ordinary course of business, the Company and its subsidiaries are also parties to lawsuits as plaintiff or defendant involving its bank operations, lending, and tax certificates activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of various legal actions is uncertain. Management does not believe its results of operations or financial condition will be materially impacted by the resolution of these matters.

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
     On March 7, 2008, there were approximately 718 record holders and 51,379,449 shares of the Class A common stock issued and outstanding. In addition, there were 4,876,124 shares of Class B common stock outstanding at March 7, 2008.
     The following table sets forth, for the periods indicated, the high and low sale prices of the Class A common stock as reported by the New York Stock Exchange:

	Class A Common
	Stock Price
	High	Low

For the year ended December 31, 2007	$13.98	$2.89
Fourth quarter	9.60	2.89
Third quarter	9.25	7.50
Second quarter	11.25	8.38
First quarter	13.98	10.87

For the year ended December 31, 2006	$15.99	$12.66
Fourth quarter	13.94	12.66
Third quarter	14.97	12.96
Second quarter	15.99	13.86
First quarter	15.23	12.67
     Because our Class A common stock is listed on the New York Stock Exchange, our chief executive officer is required to make, and he has made, an annual certification to the New York Stock Exchange stating that he was not aware of any violation by us of the corporate governance listing standards of the New York Stock Exchange. Our chief executive officer made his annual certification to that effect to the New York Stock Exchange on June 13, 2007. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of our public disclosure.
     Subject to the results of operations and regulatory capital requirements, the Company has indicated that it will seek to declare regular quarterly cash dividends on its common stock. The declaration and payment of dividends will depend upon, among other things, the results of operations, financial condition and cash requirements of the Company and on the ability of BankAtlantic to pay dividends or otherwise advance funds to the Company, which payments and distributions are subject to OTS approval and regulations and based upon BankAtlantic’s regulatory capital levels and net income. See Risk Factors – “BankAtlantic Bancorp services its debt and pays dividends primarily from dividends from BankAtlantic, which are subject to regulatory limits” and see “Regulation and Supervision — Limitation on Capital Distributions” and “Management’s Discussion and Analysis – Liquidity and Capital Resources” for a description of certain limitations on the payment of dividends by our subsidiaries to the Company. BankAtlantic paid $20.0 million of dividends to the Company during each of the years ended December 31, 2007 and 2006.

     The cash dividends paid by the Company were as follows:

	Cash Dividends Per	Cash Dividends Per
	Share of Class B	Share of Class A
	Common Stock	Common Stock

Fiscal year ended December 31, 2007	$0.1282	$0.1282
Fourth quarter	0.0050	0.0050
Third quarter	0.0412	0.0412
Second quarter	0.0410	0.0410
First quarter	0.0410	0.0410

Fiscal year ended December 31, 2006	$0.1580	$0.1580
Fourth quarter	0.0410	0.0410
Third quarter	0.0410	0.0410
Second quarter	0.0380	0.0380
First quarter	0.0380	0.0380

     The following table lists all securities authorized for issuance and outstanding under the Company’s equity compensation plans at December 31, 2007:

				Number of securities
				remaining available for
				future issuance under
	Number of securities to		Weighted-average	equity compensation plans
	be issued upon exercise		exercise price of	excluding outstanding
Plan category	of outstanding options		outstanding options	options
Equity compensation plans approved by security holders	5,269,107		$11.28	3,459,860
Equity compensation plans not approved by security holders	42,937	(1)	4.89	—

Total	5,312,044		$11.23	3,459,860

(1)	During 1999, non-qualifying options for 751 shares of Class A common stock were granted to each employee of BankAtlantic, other than executive officers, under the BankAtlantic Bancorp 1999 non-qualifying stock option plan. The options were granted with exercise prices equal to the fair value on the grant date with a ten year term. All outstanding options under the BankAtlantic Bancorp 1999 non-qualifying stock option plan were vested as of December 31, 2004.
     On May 2, 2006, BankAtlantic Bancorp’s Board of Directors approved the repurchase of up to 6 million shares of its Class A common stock through open market or private transactions. During the year ended December 31, 2007 and 2006, the Company repurchased and retired 5,440,300 and 559,700 shares of its Class A common stock for $53.8 million and $7.8 million, respectively. The Company repurchased a total of 6 million shares under this program.
     On September 11, 2007 the Company’s Board of Directors approved the repurchase of an additional 6 million shares of Class A common stock. The shares may be purchased on the open market or through private transactions. The timing and the amount of the repurchases, if any, will depend on the market conditions, share price, trading volume and other factors. As of December 31, 2007 no shares had been repurchased under this program.

Shareholder Return Performance Graph
     Set forth below is a graph comparing the cumulative total returns (assuming reinvestment of dividends) for the Class A Stock, the Standard and Poor’s 500 Stock Index and NASDAQ Bank Stocks and assumes $100 is invested on December 31, 2002.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Standard and Poor’s 500 Stock Index	126.39	137.74	141.88	161.20	166.88
Nasdaq Bank Stocks	129.94	144.23	137.98	152.21	118.61
BankAtlantic Bancorp, Inc.	201.06	285.28	200.71	200.13	59.42

     ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
(In thousands except share and per share data)	2007	2006	2005	2004	2003

Income Statement
Total interest income	$371,633	367,177	345,894	249,204	251,412
Total interest expense	192,857	167,057	141,909	86,798	111,934

Net interest income	178,776	200,120	203,985	162,406	139,478
Provision for (recovery from) loan losses	70,842	8,574	(6,615)	(5,109)	(547)
Securities activities, net	8,412	9,813	847	3,730	(1,553)
Litigation settlement	—	—	—	22,840	—
Other non-interest income	143,420	132,803	101,452	86,415	72,328
Restructuring charges, impairments and exit activities	8,351	—	3,706	257	1,007
Other non-interest expense	308,999	300,186	243,264	198,736	164,341

(Loss) income from continuing operations before income taxes	(57,584)	33,976	65,929	81,507	45,452
(Benefit) provision for income taxes	(27,572)	7,097	23,403	28,222	16,500

(Loss) income from continuing operations	(30,012)	26,879	42,526	53,285	28,952
Discontinued operations, net of tax (5)	7,812	(11,492)	16,656	17,483	38,765

Net (loss) income	$(22,200)	15,387	59,182	70,768	67,717

Performance ratios
Return on average assets (1)	(0.47)	0.42	0.64	1.01	0.52%
Return on average equity (1)	(5.91)	5.12	8.42	11.98	5.88
Average equity to average assets	7.91	8.19	7.65	8.40	8.92
Dividend payout ratio (2)	(24.79)	36.01	20.83	15.25	25.99

	For the Years Ended December 31,
(In thousands except share and per share data)	2007	2006	2005	2004	2003

Diluted earnings per share
Diluted (loss) earnings from continuing operations	$(0.52)	0.43	0.67	0.85	0.46
Diluted earnings (loss) per share from discontinued operations (5)	0.14	(0.18)	0.25	0.26	0.62

Diluted (loss) earnings per share	$(0.38)	0.25	0.92	1.11	1.08

Per common share data
Cash dividends declared per common share Class A	$0.128	0.158	0.146	0.136	0.128
Cash dividends declared per common share Class B	0.128	0.158	0.146	0.136	0.128
Book value per share (3)	8.19	8.60	8.50	7.81	6.98
Tangible book value per share (3)	6.84	7.23	7.10	6.36	5.48

	As of December 31,
(In thousands except share and per share data)	2007	2006	2005	2004	2003

Balance Sheet (at year end)
Loans, net	$4,524,188	4,595,920	4,624,772	4,599,048	3,686,153
Securities	1,169,673	1,059,111	1,042,217	1,070,691	551,217
Total assets	6,378,817	6,495,662	6,471,411	6,356,777	4,831,549
Deposits	3,953,405	3,867,036	3,752,676	3,457,202	3,058,142
Securities sold under agreements to repurchase and other short term borrowings	167,240	133,958	255,501	401,643	138,809
Other borrowings (4)	1,717,893	1,810,247	1,724,160	1,845,504	1,082,066
Stockholders’ equity	459,321	524,982	516,336	469,265	413,452
Asset quality ratios for BankAtlantic
Non-performing assets, net of reserves, as a percent of total loans, tax certificates and repossessed assets	4.10	0.55	0.17	0.19	0.36%
Loan loss allowance as a percent of non-performing loans	52.65	982.89	605.68	582.18	422.06
Loan loss allowance as a percent of total loans	2.04	0.94	0.88	1.00	1.24
Capital ratios for BankAtlantic:
Total risk based capital	11.63	12.08	11.50	10.80	12.06%
Tier I risk based capital	9.85	10.50	10.02	9.19	10.22
Leverage	6.94	7.55	7.42	6.83	8.52

1.	The return on average assets is equal to income from continuing operations (numerator) divided by average consolidated assets (denominator) during the respective year. The return on average equity is equal to income from continuing operations (numerator) divided by average consolidated equity (denominator) during the respective year. Income from continuing operations excludes the income from Levitt Corporation for the year ended December 31, 2003 and the income from Ryan Beck Holdings, Inc. for all periods presented. While income from continuing operations (numerator) excludes income from these discontinued operations, average consolidated assets includes the assets of the discontinued operations. Average consolidated equity (denominator) was not adjusted for the $126 million reduction in retained earnings related to the December 31, 2003 spin-off of Levitt Corporation.

2.	Cash dividends declared on common shares divided by income from continuing operations.

3.	The denominator of book value and tangible book value per share was computed by combining the number of Class A and Class B shares outstanding at year end for all periods.

4.	Other borrowings consist of FHLB advances, subordinated debentures, notes, bonds payable, secured borrowings, and junior subordinated debentures. Secured borrowings were recognized on loan participation agreements that constituted a legal sale of a portion of the loan but that were not qualified to be accounted for as a loan sale.

5.	Discontinued operations includes the earnings of Levitt Corporation during the year ended December 31, 2003 and includes the earnings of Ryan Beck for each of the years in the five year period ending December 31, 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
Introduction
     BankAtlantic Bancorp, Inc. is a Florida-based financial services holding company offering a full range of products and services through BankAtlantic, our wholly-owned banking subsidiary. As of December 31, 2007, we had total consolidated assets of approximately $6.4 billion, deposits of approximately $4.0 billion and shareholders’ equity of approximately $459 million. We operate through two primary business segments: BankAtlantic and the Parent Company.
     On February 28, 2007 the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking.  As a consequence of the sale of Ryan Beck to Stifel, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Company’s Consolidated Financial Statements.
Consolidated Results of Operations
     Income from continuing operations from each of the Company’s reportable business segments follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
BankAtlantic	$(19,440)	$36,322	$55,820
Parent Co.	(10,572)	(9,443)	(13,294)

Net (loss) income	$(30,012)	$26,879	$42,526

     The significant decline in BankAtlantic’s earnings during 2007 reflects $70.8 million of provisions for loan losses and $20.9 million of restructuring charges and long-lived asset impairments. The allowance for loan losses during 2007 was significantly increased in response to the rapid deterioration in the Florida residential real estate market and the associated rapid and substantial increase in non-performing loans and classified assets. Restructuring charges of $5.8 million relate to management’s decision to slow BankAtlantic’s retail network expansion and consolidate its call center operations. This restructuring includes selling its Orlando stores, selling properties and terminating or subleasing properties under executed lease contracts entered into for store expansion. BankAtlantic also incurred $2.5 million of restructuring charges associated with its March 2007 workforce reduction and impairment write-downs of $12.5 million in connection with a real estate development owned by the bank and a real estate owned property. Other factors contributing to the 2007 loss were net interest margin compression and costs associated with opening new stores. BankAtlantic’s 2007 net interest income declined by $20.1 million from 2006 reflecting an increase in its cost of funds due to growth in higher cost deposit products and lower yields on earning assets due to a change in the mix of loan products and increased nonperforming assets. BankAtlantic opened 15 new stores during 2007 and 13 new stores during 2006. The opening and operating costs of these new stores exceeded revenues of these stores during the 2007 periods which had a negative impact on earnings. BankAtlantic’s results during 2007 compared to the same 2006 period were favorably impacted by lower advertising costs of $15.0 million and higher retail banking service fees of $13.6 million. During the fourth quarter of 2006, management decided to reduce advertising expenditures in response to reduced deposit growth. The additional service fees primarily resulted from higher overdraft, interchange and surcharge income from increased volume of customer transactions.
     The higher Parent Company net loss during 2007 compared to 2006 resulted from a $3.3 million other-than-temporary impairment charge associated with a private limited partnership and higher net interest expense due to the issuance of $30.9 million of junior subordinated debentures. The Parent Company did not recognize impairment charges during the year ended December 31, 2006. Parent Company segment operations were favorably impacted by a significant reduction of performance based bonuses during 2007 compared to 2006 due to a decline in the Company’s operating results for the year ended December 31, 2007.

     The decline in income from continuing operations during 2006 compared to 2005 was primarily due to lower earnings at BankAtlantic primarily as a result of a substantial increase in BankAtlantic’s non-interest expense, an $8.6 million provision for loan losses during 2006 compared to a negative provision for loan losses of ($6.6) million during 2005 and a decline in net interest income. The above declines in BankAtlantic’s 2006 segment net income were partially offset by an increase in non-interest income associated with higher revenue from customer service charges and transaction fees linked to growth in deposit accounts.
     The increase in BankAtlantic’s non-interest expense during 2006 compared to 2005 resulted from BankAtlantic’s growth initiatives and store expansion program as well as BankAtlantic’s “Florida’s Most Convenient Bank” program. These initiatives resulted in a substantial increase in compensation, occupancy and advertising costs.
     The Parent Company segment experienced lower losses during 2006 compared to 2005 as a result of gains realized on the sale of equity securities from managed funds. These securities’ gains were partially offset by an increase in interest expense on borrowings based on higher interest rates during 2006 compared to 2005.
     Results from discontinued operations relating to the Ryan Beck segment was income of $7.8 million during 2007 compared to a loss of $11.5 million during 2006 and earnings of $16.7 million during 2005. Ryan Beck’s 2007 income reflects a $16.4 million gain from the sale of Ryan Beck to Stifel partially offset by an $8.6 million loss from operations during the two months ended February 28, 2007, the closing date of the sale to Stifel. Ryan Beck’s 2006 loss resulted from declining retail brokerage revenues and a significant slow-down in investment banking activities. Ryan Beck’s 2005 earnings primarily resulted from investment banking revenues and sales credits directly related to large investment banking transactions.
BankAtlantic Results of Operations
Summary
     The following events over the past five years have had a significant impact on BankAtlantic’s business strategies and results of operations:
     In April 2002, BankAtlantic launched its “Florida’s Most Convenient Bank” imitative which resulted in significant demand deposit, NOW checking and savings account growth (we refer to these accounts as “core deposit” accounts). Since inception of this campaign, BankAtlantic has increased core deposit balances 284% from $600 million at December 31, 2001 to approximately $2.3 billion at December 31, 2007. These core deposits represented 58% of BankAtlantic’s total deposits at December 31, 2007, compared to 26% of total deposits at December 31, 2001. The growth in these core deposits was a significant reason for the improvement in BankAtlantic’s non-interest income. BankAtlantic’s non-interest income was $144.4 million during 2007 compared to $100.1 million during 2005.
     In 2004, BankAtlantic announced its de novo store expansion strategy and had opened 32 stores as of December 31, 2007 in connection with this strategy. BankAtlantic’s non-interest expenses substantially increased as a result of this strategy reflecting the hiring of additional personnel, increased marketing to support new stores, increased leasing and operating costs for the new stores and expenditures for back-office technologies to support a larger institution.
     During the fourth quarter of 2005 the growth in core deposits slowed reflecting rising short-term interest rates and increased competition among financial institutions. In response to these market conditions BankAtlantic significantly increased its marketing expenditures and continued its new store expansion program in an effort to sustain core deposit growth. The number of new core deposit accounts opened increased from 226,000 during 2005 to 270,000 during 2006 but core deposit balances only grew to $2.2 billion at December 31, 2006 from $2.1 billion at December 31, 2005. In response to adverse economic conditions and the slowed deposit growth, BankAtlantic significantly reduced its marketing expenditures beginning during the fourth quarter of 2006 in an effort to reduce its non-interest expenses. In spite of the reduced marketing expenditures BankAtlantic opened 257,000 new core deposit accounts during the year ended December 31, 2007.

     During 2007, the real estate markets deteriorated rapidly throughout the United States, and particularly in Florida where BankAtlantic’s commercial and consumer real estate loans are concentrated. In response to these market conditions, BankAtlantic established a significant allowance for loan losses for commercial loans collateralized by residential real estate property and to a lesser extent home equity consumer loans. BankAtlantic also continues to review its underwriting criteria and is closely monitoring real estate loans held in its loan portfolio. As a result of the current market trends, BankAtlantic has shifted its loan origination focus to the origination of small business loans and commercial loans collateralized by income producing properties.
     During the fourth quarter of 2007, management decided to slow BankAtlantic’s retail network expansion and consolidate certain back-office facilities in order to reduce the growth of non-interest expenses. Management expects to continue BankAtlantic’s retail network expansion when economic and market conditions improve.
     The following table is a condensed income statement summarizing BankAtlantic’s results of operations (in thousands):

	For the Years Ended			Change	Change
	Ended December 31,			2007 vs	2006 vs
	2007	2006	2005	2006	2005
Net interest income	$199,510	219,605	221,075	(20,095)	(1,470)
(Provision for) recovery from loan losses	(70,842)	(8,574)	6,615	(62,268)	(15,189)

Net income after provision for loan losses	128,668	211,031	227,690	(82,363)	(16,659)
Non-interest income	144,412	131,844	100,060	12,568	31,784
Non-interest expense	(313,898)	(293,448)	(241,092)	(20,450)	(52,356)

BankAtlantic (loss) income before income taxes	(40,818)	49,427	86,658	(90,245)	(37,231)
Benefit (provision) for income taxes	21,378	(13,105)	(30,838)	34,483	17,733

BankAtlantic net (loss) contribution	$(19,440)	36,322	55,820	(55,762)	(19,498)

BankAtlantic’s Net Interest Income
The following table summarizes net interest income:

	For the Years Ended
	December 31, 2007			December 31, 2006			December 31, 2005
(Dollars are in thousands)	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans: (a)
Residential real estate	$2,209,832	120,768	5.47%	$2,099,664	109,103	5.20%	$2,177,432	106,992	4.91%
Commercial real estate	1,367,095	108,931	7.97	1,530,282	128,420	8.39	1,828,557	130,379	7.13
Consumer	650,764	47,625	7.32	558,769	41,997	7.52	514,822	31,348	6.09
Commercial business	142,455	12,720	8.93	140,465	12,452	8.86	94,420	7,455	7.90
Small business	298,774	23,954	8.02	259,816	20,988	8.08	211,371	16,520	7.82

Total loans	4,668,920	313,998	6.73	4,588,996	312,960	6.82	4,826,602	292,694	6.06

Tax exempt securities (c)	328,583	19,272	5.87	396,539	23,162	5.84	368,807	21,391	5.80
Taxable investment securities (b)	689,263	42,849	6.22	618,913	36,912	5.96	698,279	37,184	5.33
Federal funds sold	3,638	195	5.36	1,824	22	1.21	4,275	17	0.40

Total investment securities	1,021,484	62,316	6.10	1,017,276	60,096	5.91	1,071,361	58,592	5.47

Total interest earning assets	5,690,404	376,314	6.61%	5,606,272	373,056	6.65%	5,897,963	351,286	5.96%

Total non-interest earning assets	510,173			448,296			389,186

Total assets	$6,200,577			$6,054,568			$6,287,149

Interest bearing liabilities
Deposits:
Savings	$584,542	12,559	2.15%	$369,504	2,936	0.79%	$298,867	909	0.30%
NOW, money funds and checking	1,450,960	26,031	1.79	1,502,058	20,413	1.36	1,582,182	16,593	1.05
Certificate accounts	992,043	45,886	4.63	868,777	35,610	4.10	784,525	22,582	2.88

Total interest bearing deposits	3,027,545	84,476	2.79	2,740,339	58,959	2.15	2,665,574	40,084	1.50

Securities sold under agreements to repurchase and federal funds purchased	194,222	9,829	5.06	304,635	15,309	5.03	314,782	9,760	3.10
Advances from FHLB	1,379,106	73,256	5.31	1,265,772	66,492	5.25	1,538,852	62,175	4.04
Subordinated debentures and notes payable	28,946	2,498	8.63	66,287	5,513	8.32	191,050	12,584	6.59

Total interest bearing liabilities	4,629,819	170,059	3.67	4,377,033	146,273	3.34	4,710,258	124,603	2.65

Non-interest bearing liabilities
Demand deposit and escrow accounts	946,356			1,056,254			979,075
Other liabilities	55,683			61,392			53,150

Total non-interest bearing liabilities	1,002,039			1,117,646			1,032,225

Stockholders’ equity	568,719			559,889			544,666

Total liabilities and stockholders’ equity	$6,200,577			$6,054,568			$6,287,149

Net interest income/net interest spread		206,255	2.94%		226,783	3.31%		226,683	3.31%

Tax equivalent adjustment		(6,745)			(8,107)			(7,487)
Capitalized interest from real estate operations		—			929			1,879

Net interest income		199,510			219,605			221,075

Margin
Interest income/interest earning assets			6.61%			6.65%			5.96%
Interest expense/interest earning assets			2.99			2.61			2.11

Tax equivalent net interest margin			3.62%			4.04%			3.85%

(a)	Includes non-accruing loans

(b)	Average balances were based on amortized cost.

(c)	The tax equivalent basis is computed using a 35% tax rate.

For the Year Ended December 31, 2007 Compared to the Same 2006 Period
     The decrease in tax equivalent net interest income primarily resulted from a 42 basis point decline in the net interest margin and secondarily from higher interest-bearing liabilities partially offset by a slight increase in interest-earning assets.
     The significant decline in tax equivalent net interest margin reflects slowed core deposit growth, higher rates on deposit accounts and wholesale borrowings as well as lower loan yields during 2007 compared with 2006.
     The increase in deposit rates primarily resulted from competition in our markets for deposits which affected both our deposit pricing and deposit mix. Our deposit mix shifted unfavorably from lower cost demand and checking accounts to higher rate deposit products, and we experienced a gradual increase in certificate of deposit and money market rates resulting from the increasingly competitive markets. The balance of high yield savings and NOW accounts was $345.3 million at December 31, 2007 compared to $174.3 million at December 31. 2006. Additionally, the balances of public funds increased from $62.9 million at December 31, 2006 to $323.9 million at December 31, 2007. Public fund deposits generally have higher rates than retail deposits.
     Rates on wholesale borrowings during 2007 were higher than 2006 reflecting an inverted yield curve during the majority of 2007 and elevated federal funds borrowing rates during the third quarter of 2007 associated with the effect that the sub-prime liquidity crisis had on capital markets and interest rates. The Federal Reserve began reducing short term interest rates in September 2007 resulting in lower wholesale borrowings costs during the fourth quarter of 2007 compared to the same 2006 period.
     The decline in loan yields reflects a change in the loan product mix to lower yielding residential loans from higher yielding commercial real estate loans as well as a significant increase in non-accrual commercial real estate loans. Non-accrual commercial loans increased to $165.8 million at December 31, 2007 from zero at December 31, 2006. Additionally, yields on consumer and small business loans were lower during the 2007 period primarily resulting from more recent originations at lower yields than the average yields of the portfolio.
     BankAtlantic’s average interest earning assets increased primarily as a result of higher average loan balances. The increase in average loan balances was due to purchases of residential loans and the origination of home equity and small business loans to retail banking customers. These increases in average loan balances were partially offset by declines in average commercial real estate loan balances primarily resulting from lower loan originations due to the down-turn in the Florida real estate market. In response to the current economic environment BankAtlantic continues to review its underwriting criteria and anticipates lower growth in its home equity and commercial residential construction loan portfolios in subsequent periods.
     Management believes the recent 125 basis point decline in the federal funds rate in January 2008 may have a favorable impact on BankAtlantic’s net interest margin; however, the market trends noted above, increased competition among financial institutions in our markets and general economic conditions could offset any declines in wholesale borrowing rates.

For the Year Ended December 31, 2006 Compared to the Same 2005 Period
     Tax equivalent net interest income remained at the 2005 amount. The additional net interest income from higher yields on earning assets and lower volume on interest-bearing liabilities was offset by higher rates on interest-bearing liabilities and lower interest earning assets. The net interest margin improved by 19 basis points resulting in part from growth in non-interest bearing deposit accounts.
     BankAtlantic’s average interest earning asset balances declined as a result of lower investment securities, and lower residential and commercial real estate loan average balances. The decline in residential loan and investment securities average balances reflects a decision by management to not replace principal pay-downs on these loans and securities in response to a flat interest rate yield curve environment. The average balance declines were partially offset by higher consumer, commercial business and small business loan average balances relating to the origination of loans to retail and small business customers.
     The net interest spread was 3.31% during 2006 and 2005. Average interest-bearing deposits, which have lower rates than other borrowings, increased from 57% of total average interest-bearing liabilities during 2005 to 63% of total average interest-bearing liabilities during 2006. The increase in deposit balances mitigated the impact of increased rates on interest-bearing liabilities. As a result, the increase in yields on earning assets generally matched the increase in rates on interest-bearing liabilities. Commencing in the latter half of 2005, BankAtlantic used its growth in deposits to reduce borrowings in response to the flat yield curve environment. Average core deposit balances increased from $2.0 billion during 2005 to $2.2 billion during 2006. As a consequence of the growth in core deposits, BankAtlantic’s tax equivalent net interest income remained at 2005 amounts despite an unfavorable interest rate environment which began during the latter half of 2005.
     Capitalized interest represents interest capitalized on qualifying assets associated with a real estate development acquired as part of a 2002 financial institution acquisition.

     The following table summarizes the changes in tax equivalent net interest income (in thousands):

	Year Ended			Year Ended
	December 31, 2007			December 31, 2006
	Compared to Year Ended			Compared to Year Ended
	December 31, 2006			December 31, 2005
	Volume (a)	Rate	Total	Volume (a)	Rate	Total

Increase (decrease) due to:
Loans	$5,375	(4,337)	1,038	(16,204)	36,470	20,266
Tax exempt securities	(3,986)	96	(3,890)	1,620	151	1,771
Taxable investment securities (b)	4,373	1,564	5,937	(4,733)	4,461	(272)
Federal funds sold	97	76	173	(30)	35	5

Total earning assets	5,859	(2,601)	3,258	(19,347)	41,117	21,770

Deposits:
Savings	4,620	5,003	9,623	561	1,466	2,027
NOW, money funds, and checking	(917)	6,535	5,618	(1,089)	4,909	3,820
Certificate accounts	5,702	4,574	10,276	3,453	9,575	13,028

Total deposits	9,405	16,112	25,517	2,925	15,950	18,875

Securities sold under agreements to repurchase	(5,588)	108	(5,480)	(510)	6,059	5,549
Advances from FHLB	6,020	744	6,764	(14,345)	18,662	4,317
Subordinated debentures	(3,222)	207	(3,015)	(10,376)	3,305	(7,071)

	(2,790)	1,059	(1,731)	(25,231)	28,026	2,795

Total interest bearing liabilities	6,615	17,171	23,786	(22,306)	43,976	21,670

Change in tax equivalent interest income	$(756)	(19,772)	(20,528)	2,959	(2,859)	100

(a)	Changes attributable to rate/volume have been allocated to volume.

(b)	Average balances were based on amortized cost.
     BankAtlantic experienced increases in both interest-earning assets and interest-bearing liabilities during 2007. The higher interest-earnings assets increased the tax equivalent interest income by $5.9 million which was more than offset by the increase in interest-bearing liabilities which increased interest expense by $6.6 million. The decrease in interest-earning asset yields reduced interest income by $2.6 million while the higher rates on interest-bearing liabilities increased interest expense by $17.2 million. As discussed above, the lower loan yields primarily reflect a change in the mix of loans from higher yielding loan products to lower yielding residential loans and the increase in deposit and borrowing rates were primarily due to competitive pricing in our markets, a change in the mix of deposits and higher short term borrowing rates during 2007 compared to 2006. The combination of increased cost of funds due to external factors and lower yields on interest-earnings assets due to declining average balances on higher yielding loan products had a significant unfavorable effect on our net interest income.
     BankAtlantic experienced declines in both interest-earning assets and interest-bearing liabilities during 2006 compared to the same 2005 period. The decline in interest-earnings assets reduced tax equivalent interest income by $19.3 million and the decline in interest-bearing liabilities reduced interest expense by $20.9 million. The increase in interest-earning asset yields increased interest income by $41.1 million while the higher rates on interest-bearing liabilities increased interest expense by $42.5 million. From January 1, 2005 through December 31, 2006, the prime interest rate increased from 5.25% to 8.25%. This increase favorably impacted the yields on earning assets, but the increase was offset by higher rates on short term borrowings, certificate accounts, money market deposits, LIBOR-based FHLB advances and long term debt. As a consequence, BankAtlantic’s interest rate spread has remained at the 2005 percentage.

     BankAtlantic’s Allowance for Loan Losses
     Changes in the allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005	2004	2003

Balance, beginning of period	$43,602	41,192	46,010	45,595	48,022
Charge-offs:
Commercial business	—	—	—	—	(2,394)
Commercial real estate	(12,562)	(7,000)	—	(645)	—
Small business	(2,554)	(951)	(764)	(238)	(771)
Consumer – home equity	(7,065)	(681)	(259)	(585)	(1,563)
Residential real estate	(461)	(239)	(453)	(582)	(681)

Continuing loan products	(22,642)	(8,871)	(1,476)	(2,050)	(5,409)
Discontinued loan products	—	(34)	(1,218)	(2,026)	(6,314)

Total charge-offs	(22,642)	(8,905)	(2,694)	(4,076)	(11,723)

Recoveries:
Commercial business	96	291	18	536	95
Commercial real estate	304	419	1,471	4,052	3
Small business	417	566	899	418	559
Consumer – home equity	578	536	401	370	622
Residential real estate loans	15	348	65	486	726

Continuing loan products	1,410	2,160	2,854	5,862	2,005
Discontinued loan products	808	581	1,637	3,738	8,572

Total recoveries	2,218	2,741	4,491	9,600	10,577

Net (charge-offs) recoveries	(20,424)	(6,164)	1,797	5,524	(1,146)
Provision for (recovery from) loan losses	70,842	8,574	(6,615)	(5,109)	(547)
Adjustments to acquired loan losses	—	—	—	—	(734)

Balance, end of period	$94,020	43,602	41,192	46,010	45,595

     The significant increase in the provision for loan losses during 2007 primarily resulted from the rapid deterioration in the Florida real estate market and the associated rapid increase in non-performing loans. The $70.8 million provision for loan losses for the year ended December 31, 2007 includes certain specific reserves associated with 10 commercial development loans placed on non-accrual during the year ended December 31, 2007, established by estimating the fair value of the collateral less costs to sell. The remaining increase in the provision for loan losses during 2007 primarily resulted from an increase in the allowance for loan losses associated with the commercial residential development loan portfolio and to a lesser extent the consumer home equity loan portfolio. These increases were for estimated losses we believe to be inherent in the loan portfolio as of December 31, 2007 that have not yet been confirmed or specifically identified.
     The increase in the commercial residential development loan portfolio allowance was primarily based on the deterioration of economic conditions in the Florida residential real estate market. During 2007, home sales and median home prices declined substantially on a year-over-year basis in all major metropolitan areas in Florida, with conditions deteriorating rapidly during the summer of 2007. The housing industry is experiencing what many consider to be its worst downturn in 16 years and market conditions have continued to worsen throughout 2007 and into 2008 reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new construction resulting in a significant over- supply of housing inventory, and increased foreclosure rates. Additionally, certain national and regional home builders have sought or indicated that they may seek bankruptcy protection. In addition to our significant increase in non-performing and classified loans, we experienced $12.6 million of charge-offs related to three commercial residential development loans that we wrote-down to estimated fair value of the collateral less costs to sell.

     The consumer loan portfolio allowance for loan losses increased by 23% at December 31, 2007 compared to December 31, 2006 based on unfavorable home equity loan delinquency trends, higher non-performing home equity loans and a significant increase in charge-offs during the fourth quarter of 2007. The recent decline in residential real estate prices and residential home sales in markets where many of the homes securing our home equity loans are located, subjects us to potentially higher charge-off amounts compared to historical trends. Management believes that these factors as well as the deteriorating economic conditions in Florida and the difficulty of homeowners to refinance their mortgage debt resulted in increased losses inherent in our home equity loan portfolio.
     Market conditions may result in BankAtlantic’s commercial real estate loan borrowers having difficulty selling lots for an extended period. Also market conditions may result in BankAtlantic’s home equity consumer loan customers being unable to sell or refinance their homes. These current market conditions would be expected to result in an increase in loan delinquencies and non-accrual loan balances. A prolonged decline in the residential real estate market and collateral values will likely result in increased credit losses in these loan portfolios.
     The provision for loan losses during the year ended December 31, 2006 primarily resulted from increases in the allowance for commercial real estate loans and a $7.0 million charge-off on one land development loan upon which BankAtlantic took possession of the real estate securing the loan during the fourth quarter of 2006. The qualitative component of the allowance for commercial real estate losses was increased during 2006 due to deteriorating economic conditions in the residential real estate market throughout 2006 and the concentration of land development loans in BankAtlantic’s loan portfolio.
     During 2005, our provision was a recovery due to decreased reserves associated with the commercial loan portfolio reflecting lower loan balances and a payoff of a large hotel loan. Loans to borrowers in the hospitality industry were allocated higher general reserves than other categories of loans in the portfolio. We also experienced a reduction in our classified loans during 2005.
     During prior periods we discontinued the origination of syndication, lease financings and indirect consumer loans and made major modifications to the underwriting process for small business loans (collectively, “discontinued loan products”.) We experienced net recoveries from discontinued loan products for each of the years in the five year period ended December 31, 2007. These discontinued loan products resulted in significant losses in periods prior to 2003. As a result of this experience we changed our credit policies to focus our loan production on collateral based loans.

     The table below presents the allocation of the allowance for loan losses by various loan classifications (“Allowance for Loan Losses”), the percent of allowance to each loan category (“ALL to gross loans percent”) and the percentage of loans in each category to gross loans (“Loans to gross loans percent”). The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or percentages or that the allowance accurately reflects future charge-off amounts or trends (dollars in thousands):

	December 31, 2007			December 31, 2006			December 31, 2005
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans

Commercial business	$2,668	2.04%	2.65%	$2,359	1.50%	3.07%	$1,988	2.30%	1.63%
Commercial real estate	72,948	4.51	32.78	24,632	1.28	37.54	17,984	0.75	45.20
Small business	4,576	1.44	6.43	4,495	1.58	5.57	2,640	1.12	4.43
Residential real estate	4,177	0.19	43.82	4,242	0.20	42.33	2,592	0.13	38.53
Consumer – home equity	9,651	1.37	14.32	7,874	1.34	11.49	6,354	1.17	10.19
Discontinued loan products	—	—	—	—	—	—	156	12.92	0.02

Total assigned	94,020			43,602			31,714
Unassigned	—	N/A	N/A	—	N/A	N/A	9,478	N/A	N/A

	$94,020	1.90	100.00	$43,602	0.85	100.00	$41,192	0.78	100.00

	December 31, 2004			December 31, 2003
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans

Commercial business	$2,507	2.94%	1.59%	$1,715	2.15%	1.81%
Commercial real estate	23,345	0.92	47.28	24,005	0.99	55.12
Small business	2,403	1.26	3.55	2,300	1.44	3.63
Residential real estate	2,565	0.12	38.57	2,111	0.16	30.56
Consumer — direct	4,281	0.90	8.86	3,900	1.10	8.07
Discontinued loan products	1,431	17.27	0.15	4,553	12.81	0.81

Total assigned	36,532			38,584
Unassigned	9,478	N/A	N/A	7,011	N/A	N/A

	$46,010	0.86	100.00	$45,595	1.04	100.00

     The allowance for loan losses has a quantitative amount and a qualitative amount. The methodology for the quantitative component is based on a three year charge-off history by loan type adjusted by an expected recovery rate. A three year period was considered a reasonable time frame to track a loan’s performance from the event of loss through the recovery period. The methodology for the qualitative component is determined by considering the following factors: (i) Delinquency and charge-off levels and trends; (ii) Problem loans and non-accrual levels and trends; (iii) Lending policy and underwriting procedures; (iv) Lending management and staff; (v) Nature and volume of portfolio; (vi) Economic and business conditions; (vii) Concentration of credit; (viii) Quality of loan review system; and (ix) External factors. The unassigned component that was part of the Company’s allowance for loan losses in periods prior to January 1, 2006, was incorporated into the qualitative components of loans by loan category during 2006. In prior periods the unassigned component was calculated based on the entire loan portfolio considering the above qualitative factors. At January 1, 2006, since the qualitative component was performed for each loan category, the prior period unassigned component was allocated to the respective loan categories.
     The unassigned allowance was transferred to the following loan categories as of January 1, 2006 (in thousands):

Amount
Commercial business	$264
Commercial real estate	5,285
Small business	1,566
Residential real estate	1,262
Consumer	1,101

$9,478

     The unassigned allowance increased to $9.5 million at December 31, 2004 from $7.0 million at December 31, 2003 and remained at the prior year level at December 31, 2005. The major factors contributing to the increase in our unassigned allowance for loan losses during 2004 were the expanded geographical area in Florida in which we originated commercial real estate loans, and the growth in our consumer and purchased residential loan portfolios. We opened commercial loan offices in Orlando and Jacksonville, Florida. The loans originated outside our primary markets had the potential to have substantially different loss experiences than loans secured by collateral in South Florida. During 2004, we also modified our underwriting policies to allow for higher loan-to-value ratios based on Beacon scores for home equity loans (these loan to value underwriting adjustments were subsequently reduced in 2007 and during the first quarter of 2008.) During 2005, the unassigned portion of the allowance remained at the prior period amount as there were no significant changes in lending policies or geographical concentration of credit risk.
     Commercial real estate loans account for a large portion of the allowance for loan losses for each of the years in the five year period ended December 31, 2007. The commercial real estate loan allowance from December 31, 2003 through December 2004 primarily reflected portfolio growth in high balance loans and additional reserves associated with loans to borrowers in the hospitality and time-share industries. These industries were designated as having a higher credit risk than existing loans in our portfolio. The decline in the allowance for commercial real estate loans at December 31, 2005 was associated with repayments of loans in the hospitality industry, lower classified loan balances and a decline in portfolio balances. The increase in the allowance for commercial real estate loans during 2006 was associated with adverse economic conditions in the real estate industry. The substantial increase in the commercial real estate allowance for loan losses during 2007 resulted in large part from a rapid deterioration in the Florida residential real estate market and relates primarily to three categories of loans in our commercial residential development loan portfolio that we believe have significant exposure to the declines in the Florida residential real estate market. The loan balance in these categories aggregated $503.1 million at December 31, 2007. These categories are as follows:
     The “builder land bank loan” category consists of 12 loans and totaled $149.6 million at December 31, 2007. This category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders. These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the sale of the property pursuant to the options. If the lots are not sold as originally anticipated, BankAtlantic anticipates that the borrower may not be in a position to service the loan, with the likely result being an increase in nonperforming loans and loan losses in this category. Six loans in this category totaling $86.5 million were on non-accrual at December 31, 2007. These loans were placed on non-accrual generally due to the cancellation of the option agreement by the builder or the borrower’s renegotiation of the option contract with the builder. Generally, the builder option holders have agreements to support the debt service and the operating expenses of these real estate projects and the borrowers alone may not have the financial strength to repay the loan.
     The “land acquisition and development loan” category consists of 34 loans and aggregated $202.2 million at December 31, 2007. This category generally consists of loans secured by residential land which is intended to be developed by the borrower and sold to homebuilders. These loans were generally underwritten more stringently than builder land bank loans, as an option agreement with a regional or national builder did not exist at the origination date. Two loans in this category totaling $7.3 million were on non-accrual at December 31, 2007. These loans were placed on non-accrual due to substantially slowed project sales or delays in obtaining property entitlements to proceed with the development.
     The “land acquisition, development and construction loan” category consists of 29 loans and aggregated $151.3 million at December 31, 2007. This category generally consists of loans secured by residential land which will be fully developed by the borrower who may also construct homes on the property. These loans generally involve property with a longer investment and development horizon, are guaranteed by the borrower or individuals and may be secured by additional collateral or equity such that it is expected that the borrower will have the ability to service the debt for a longer period of time. Seven loans in this category totaling $57.2 million were on non-accrual at December 31, 2007.
     The allowance for consumer loans has increased for each of the years in the five year period ended December 31, 2007. This increase is largely associated with the growth in outstanding home equity loans throughout the period and the change in policy to originate higher loan-to-value ratio loans based on Beacon scores during 2004. The 2007 increase in the allowance also reflects an increase in estimated inherent losses in the loan portfolio associated with the current economic environment, declines in home prices in the markets where most of the collateral is located, elevated charge-offs and delinquency trends.
     The decrease in the residential loan allowance during 2007 compared to 2006 reflects a lower quantitative component of the allowance as the 3 year historical charge-off experience improved from prior periods. The decline in the quantitative component of the allowance was partially offset by an increase in the qualitative component of the allowance associated with the current weakness in the housing market and delinquency trends.
     The change in the percentage of allowance for loan losses to total gross loans during the three year period ended December 31, 2007 primarily reflects changes in classified assets, and qualitative allowance adjustments in response to weakness in real estate markets. The adjustments were primarily in the commercial real estate and to a lesser extent in the consumer loan categories.

     BankAtlantic’s Non-performing Assets and Potential Problem Loans (dollars in thousands):

	December 31,
	2007	2006	2005	2004	2003

NONPERFORMING ASSETS
Tax certificates	$2,094	632	388	381	894
Residential	8,678	2,629	5,981	5,538	9,777
Commercial (2)	165,818	—	340	1,067	77
Small business	877	244	9	88	155
Consumer	3,218	1,563	471	1,210	794

Total non-accrual assets	180,685	5,068	7,189	8,284	11,697

Residential real estate owned	413	617	86	309	1,474
Commercial real estate owned	16,763	21,130	881	383	948
Consumer	40	—	—	—	—

Total repossessed assets	17,216	21,747	967	692	2,422

Total nonperforming assets	$197,901	26,815	8,156	8,976	14,119

Total nonperforming assets as a percentage of:
Total assets	3.21	0.43	0.13	0.15	0.31

Loans, tax certificates and real estate owned	4.10	0.55	0.17	0.19	0.36

TOTAL ASSETS	$6,161,962	6,187,122	6,109,330	6,044,988	4,566,850

TOTAL LOANS, TAX CERTIFICATES AND NET REAL ESTATE OWNED	$4,823,825	4,903,961	4,830,268	4,771,682	3,872,473

Allowance for loan losses	$94,020	43,602	41,192	46,010	45,595

Tax certificates	$191,690	199,090	166,697	170,028	193,776

Allowance for tax certificate losses	$3,289	3,699	3,271	3,297	2,870

OTHER POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more (1)	$—	—	—	—	135
Performing impaired loans	—	163	193	320	180
Restructured loans (2)	2,488	—	77	24	1,387

TOTAL POTENTIAL PROBLEM LOANS	$2,488	163	270	344	1,702

(1)	The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement.

(2)	$114.0 million of impaired loans had specific reserves of $17.8 million and specific reserves were determined not to be required on the remaining impaired loans.
     Non-performing assets substantially increased at December 2007 compared to the four prior year periods reflecting significant increases in non-accrual assets partially offset by lower repossessed asset balances during 2007 compared to 2006. The decline in real estate owned primarily resulted from a $7.2 million write-down associated with a real estate development repossessed during the fourth quarter of 2006. The write-down was based on declining real estate values and absorption rates in the area where the property is located.
     The substantial increase in non-accrual assets at December 31, 2007 compared to the four prior year periods primarily resulted from placing 14 commercial residential development loans totaling $151.0 million on non-accrual during the year ended December 31, 2007. All of these loans are considered to be in the high exposure loan categories discussed above. The remainder of the increase in commercial non-accrual loans consisted of a $4.6 million commercial non-residential development loan and two commercial business loans totaling $10.2 million. Consumer home equity and residential non-accrual loan balances also increased compared to prior periods. Delinquencies in the consumer loan portfolio at December 31, 2007, including non-accrual loans, were 1.48% of the unpaid principal balance compared to 0.61% at December 31, 2006. At origination, these loans had average loan-to-values, inclusive of first mortgages, of 67%, and Beacon scores on average of 706.
     During 2007, BankAtlantic experienced higher delinquencies and non-accrual loan trends in its purchased residential loan portfolio. Management believes that these trends reflect the declines in the residential real estate market nationally and associated extended time-frames required to sell homes. The average FICO score in this portfolio was 741 and the average original loan-to-value of the portfolio was 67% at the time of origination. Further, this portfolio does not include negative amortizing or sub-prime loans. Delinquencies in the residential portfolio at December 31, 2007, including non-accrual loans, were 0.77% of unpaid principal balances compared to 0.32% at December 31, 2006.
     In addition to the non-accrual commercial loans listed on the above table, subsequent to December 31, 2007, management has identified certain commercial residential development loans which were performing at December 31, 2007 but where management believes that the borrowers may not in the future be in a position to meet their obligations under the parties’ loan agreements. As such, these loans, and other loans as they are identified by management, may be included as non-performing assets in the above table in subsequent periods.
     As discussed in Item 1A. Risk Factors and elsewhere in this annual report on Form 10-K, in the event of a sustained decline in real estate markets, and residential real estate in particular, and a slowdown in the economy in general, we may experience further deterioration in our loan portfolio. As a consequence, if these conditions do not improve, or if the residential real estate market declines further or if commercial non-residential real estate markets decline, we will likely continue to experience an increasing trend of non-performing assets.
     Tax certificate non-accrual balances at December 31, 2007 were higher than historical trends primarily due to bulk purchases of certificates outside the State of Florida. In a bulk purchase transaction, BankAtlantic and other entities bid on the entire tax certificate offering of a municipality resulting in the successful bidder owning all certificates offered by the municipality.
     During the year ended December 31, 2007, BankAtlantic modified the terms of commercial business loans associated with one borrowing relationship in a troubled debt restructuring. The original terms were modified to reduce the monthly cash payments in order to lessen the near term cash requirements of the borrowers’ obligations. BankAtlantic currently expects to collect all principal and interest on these loans based on the modified loan terms.

BankAtlantic’s Non- Interest Income
     The following table summarizes the significant components of and changes in non-interest income (in thousands):

	For the Years Ended			Change	Change
	December 31,			2007 vs	2006 vs
	2007	2006	2005	2006	2005

Service charges on deposits	$102,639	90,472	61,956	12,167	28,516
Other service charges and fees	28,950	27,542	23,347	1,408	4,195
Securities activities, net	2,307	657	117	1,650	540
Income (loss) from real estate operations	538	(982)	4,480	1,520	(5,462)
Income from unconsolidated subsidiaries	1,219	33	—	1,186	33
Gains associated with debt redemption	—	1,528	—	(1,528)	1,528
(Losses) gains on dispositions of office properties and equipment, net	(1,121)	1,627	1,200	(2,748)	427
Gains on sales of loans, net	494	680	742	(186)	(62)
Other	9,386	10,287	8,218	(901)	2,069

Non-interest income	$144,412	131,844	100,060	12,568	31,784

     The higher revenue from service charges on deposits for each of the years in the three year period ended December 31, 2007 primarily resulted from growth in overdraft fee income. Management believes that the increase in overdraft fee income resulted from an increase in the number of deposit accounts, a 7% increase in the amount charged for overdrafts beginning July 2006 and a change in policy during 2006 allowing certain customers to incur debit card overdrafts. BankAtlantic opened approximately 242,000, 291,000 and 281,000 new deposit accounts during the years ended December 31, 2005, 2006 and 2007, respectively. The growth rate of service fees slowed during 2007 due primarily to lower overdraft and interchange transactions per deposit account combined with the decline in new account growth.
     The higher other service charges and fees in each of the years in the three years ended December 31, 2007 was primarily due to higher interchange and surcharge income associated with an increased volume of customer transactions. The increase in service card fees during 2007 was partially offset by the elimination of check card annual fees as of January 1, 2007 in response to competitive market conditions. The higher interchange volume reflects a substantial increase in the number of debit cards issued associated with the opening of new accounts. Management believes that the slowed growth of service charge fee income primarily resulted from a decline in new account growth and a decrease in transaction volume per customer.
     Securities activities, net during the year ended December 31, 2007 includes $3.4 million of gains from the sales of MasterCard International stock in MasterCard’s initial public offering in September 2006. This gain was partially offset by $1.6 million of realized losses from the sale of $399.2 million of municipal securities and $105.8 million of agency securities available for sale. The municipal securities were sold because the lower tax-free returns on these securities were not currently beneficial to the Company in light of the current losses incurred during the year ended December 31, 2007 and the agency securities were sold in response to changes in market interest rates and related changes in the securities’ prepayment risk. The proceeds from these securities were used to purchase agency securities with higher yields and shorter durations.
     Securities activities, net during the year ended December 31, 2006 resulted from $458,000 of proceeds received in connection with the MasterCard International initial public offering and a $172,000 net gain realized from the sale of agency securities. Securities activities, net in 2005 reflects gains on the sales of agency securities.
     Income (loss) from real estate operations reflects net proceeds from sales of real estate inventory associated with a real estate development acquired as part of a financial institution acquisition during 2002. The 2005 period also included $624,000 of gains from the sales of store facilities. Loss from real estate operations during the 2006 year reflects higher development and capitalized interest costs associated with units sold during the period.

     Income from unconsolidated subsidiaries for 2007 represents $1.0 million of equity earnings from joint ventures that manage income producing rental real estate properties. BankAtlantic also recognized $0.2 million of equity earnings in a joint venture that factors receivables.
     Gains associated with debt redemption for 2006 were the result of gains realized on the prepayment of FHLB advances. BankAtlantic prepaid these advances as part of a strategy to reduce the net effect of an asset sensitive portfolio on its net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
     Loss on the disposition of property and equipment during the year ended December 31, 2007 primarily represents the write-off of leasehold improvements associated with the relocation of stores and the consolidation of back-office facilities. Gain on sale of bank facilities during the year ended December 31, 2006 primarily resulted from an exchange of branch facilities with another financial institution. The financial institution had a surplus branch facility from a recent acquisition and BankAtlantic was searching for a suitable branch site in that general location. As consideration for this surplus branch, BankAtlantic exchanged a branch with the financial institution and recorded a $1.8 million gain equal to the appraised value of the branch transferred less its carrying value. The gain on the sale of branch facilities during 2005 primarily related to the sale of a branch to an unrelated financial institution for a $922,000 gain.
     Gains on loan sales during each of the years in the three year period ended December 31, 2007 were primarily from the sale of residential loans originated with the assistance of independent mortgage brokers and the sale of Community Reinvestment Act qualified loans to other financial institutions.
     The decline in other non-interest income for the year ended December 31, 2007 compared to the same 2006 period reflects a $400,000 deposit forfeited during 2006 by a potential buyer of a portion of BankAtlantic’s old corporate headquarters property. Additionally, corporate overhead fees received from BFC were $0.2 million lower during 2007 compared to 2006. The increase in other non-interest income during 2006 compared to 2005 reflects $380,000 of corporate overhead fees received from BFC with no corresponding fees during the 2005 period as well as increased banking fees associated with a higher number of deposit accounts.
BankAtlantic’s Non- Interest Expense
     The following table summarizes the significant components and changes in non-interest expense (in thousands):

	For the Years Ended			Change	Change
	December 31,			2007 vs	2006 vs
	2007	2006	2005	2006	2005

Employee compensation and benefits	$148,758	146,099	113,526	2,659	32,573
Occupancy and equipment	65,840	57,291	41,611	8,549	15,680
Advertising and promotion	19,684	34,659	26,895	(14,975)	7,764
Check losses	11,476	8,615	5,176	2,861	3,439
Professional fees	8,266	7,653	9,695	613	(2,042)
Supplies and postage	6,078	6,833	5,638	(755)	1,195
Telecommunication	5,552	4,774	3,944	778	830
Amortization of intangible assets	1,437	1,561	1,627	(124)	(66)
Cost associated with debt redemption	—	1,457	—	(1,457)	1,457
Fines and penalties, compliance matters	—	—	10,000	—	(10,000)
Restructuring charges, impairments and exit activities	8,351	—	3,706	8,351	(3,706)
Impairment of real estate held for sale	5,240	—	—	5,240	—
Impairment of real estate owned	7,299	9	—	7,290	9
Other	25,917	24,497	19,274	1,420	5,223

Total non-interest expense	$313,898	293,448	241,092	20,450	52,356

     BankAtlantic’s non-interest expense for 2007 excluding impairments and restructuring charges as well as costs associated with debt redemptions was $293.0 million compared to $292.0 million during 2006. During the fourth quarter of 2007, in response to an adverse economic environment and its impact on our earnings we slowed down our retail network expansion and consolidated certain back-office facilities in order to reduce the growth of non-interest expenses. As a consequence of this management decision, BankAtlantic approved actions to sell real estate originally acquired for the retail network expansion, to terminate or sublease properties under executed lease contracts and to sell the Orlando stores. These actions resulted in restructuring and impairment charges of $5.8 million during the fourth quarter of 2007. During the first quarter of 2007, BankAtlantic also incurred restructuring charges of $2.5 million from a workforce reduction implemented in an effort to reduce operating expenses. Management review of non-interest expenses is on-going with a view towards reducing those expenses which do not impact the quality of customer service or our “Florida’s Most Convenient Bank” initiatives.
     Employee compensation and benefits expenses for 2007 increased slightly from 2006. This increase was due to the additional employees associated with the opening of 15 stores during 2007 and the opening of 13 stores throughout 2006. BankAtlantic also incurred $1.7 million of higher employee benefit cost primarily associated with health insurance. These increases in compensation expenses were partially offset by reductions of performance bonuses in 2007 and the March 2007 workforce reductions. Performance bonuses and profit sharing expenses were $4.3 million lower during 2007 compared to 2006, resulting in part from the elimination of executive management cash bonuses. In March 2007, BankAtlantic reduced its workforce by approximately 225 associates, or 8%. As a consequence of overall expense reduction initiatives and the March 2007 workforce reduction the number of full-time equivalent BankAtlantic employees declined from 2,618 at December 31, 2006 to 2,385 at December 31, 2007 while our store retail network expanded from 88 stores at December 31, 2006 to 103 stores at December 31, 2007.
     The substantial increase in employee compensation and benefits during 2006 compared to 2005 resulted primarily from our store expansion and growth initiatives as well as the execution of our “Florida’s Most Convenient Bank” strategy. This strategy includes stores opened seven days a week, extended weekday hours, 24/7 call center hours, certain stores open to midnight, and holiday hours. This strategy, along with the opening of 17 stores and a second call center in central Florida contributed to the significant increase in compensation expense. As a consequence of the above initiatives, the number of BankAtlantic’s full time equivalent employees increased from 1,301 at December 31, 2003 to 2,618 at December 31, 2006. Also contributing to the increased compensation costs were higher employee benefit costs, recruitment expenditures and temporary agency costs associated with maintaining a larger work force. Included in employee compensation costs during the year ended December 31, 2006 was $3.2 million of share-based compensation costs. No such costs were recorded during 2005.
     The significant increase in occupancy and equipment for each of the years in the three year period ended December 31, 2007 primarily resulted from the expansion of the store network and back-office facilities to support a larger organization. BankAtlantic has entered into various operating lease agreements relating to current and future store expansion as well as for back-office facilities, including the opening of a second call center and BankAtlantic University to support the growing store network. BankAtlantic also incurred higher operating costs for real estate taxes, guard services, and utilities associated with the above growth and expansion initiatives. As a result, BankAtlantic’s rental expense and depreciation expenses increased by $3.7 million and $3.8 million, respectively, for the year ended December 31, 2007 compared to the same 2006 period and by $3.6 million and $4.3 million, respectively, for the year ended December 31, 2006 compared to the same 2005 period. Also contributing to the higher occupancy costs was an increase in building repairs, maintenance, real estate taxes, data processing costs and utilities. These costs grew from $22.6 million during the year ended December 31, 2005 to $30.0 million during the comparable 2006 and 2007 periods. In December 2007, BankAtlantic consolidated two call center operations into one call center in Orlando, Florida and is attempting to terminate certain back-office lease agreements. Additionally, BankAtlantic is seeking to sublease certain properties and terminate lease agreements entered into with respect to future store expansion.
     The higher advertising expenses during 2006 compared to 2005 reflect BankAtlantic’s initiatives to significantly expand its marketing campaigns in response to slowing growth rates in deposits. BankAtlantic created new marketing promotions during the fourth quarter of 2005 and introduced new account opening incentives in order to attract new deposits.

While new deposit account growth was favorable, account balances in existing accounts declined resulting in slowed overall growth of deposit balances. As a consequence of the adverse economic conditions for deposit growth and the limited results of the new advertising promotions, management decided during the fourth quarter of 2006 to reduce advertising expenses. Reflecting that decision, advertising expenses during 2007 were significantly lower than 2006 and 2005.
     BankAtlantic experienced a significant increase in check losses for each of the years in the three year period ended December 31, 2007. The higher check losses were primarily related to the increased number of deposit accounts and the volume of checking account overdrafts. The adverse economic environment may also have contributed to higher check losses.
     The increase in professional fees during 2007 compared to 2006 reflects higher litigation reserves and legal fees associated with loan modifications and pending litigation relating to commercial residential real estate loans and the tax certificate portfolio. The decline in professional fees during 2006 compared to 2005 primarily resulted from lower consulting costs associated with the compliance efforts relating to anti-terrorism and anti-money laundering laws and regulations following an earlier identification of deficiencies in our program.
     The decrease in supplies and postage during 2007 compared to 2006 reflects our overall expense discipline initiatives and a decline in hurricane supply purchases as the 2006 hurricane season did not impact Florida. The increase in supplies and postage during 2006 compared to 2005 was directly related to BankAtlantic’s growth initiatives and store expansion programs.
     The increase in telecommunication expenses for each of the years in the three year period ended December 31, 2007 was directly related to BankAtlantic’s growth initiatives and store expansion.
     Amortization of intangible assets consisted of the amortization of acquired core deposit intangible assets, which are being amortized over an estimated life of ten years.
     The costs associated with debt redemptions were the result of prepayment penalties incurred during the years ended December 31, 2006 upon the prepayment of FHLB advances. The prepayments during 2006 were part of a market risk strategy to reduce the effect of an asset sensitive portfolio on BankAtlantic’s net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
     During the fourth quarter of 2005, BankAtlantic established a $10 million reserve with respect to certain anti-money laundering laws and the Bank Secrecy Act compliance issues. In April 2006, BankAtlantic entered into a one year deferred prosecution agreement with the U.S Department of Justice and remitted the $10.0 million. In November 2007, the OTS terminated the Cease and Desist Order as BankAtlantic was in compliance with the regulations.
     The restructuring charges, impairments and exit activities during 2007 reflect the March 2007 workforce reduction and the slow down in our retail network strategy discussed above. Management is continuing to explore opportunities to reduce operating expenses and increase future operating efficiencies, however, there is no assurance that we will be successful in these efforts.
     The 2005 period includes an impairment charge associated with the relocation of our corporate headquarters and a decision to vacate and raze our former headquarters.
     During the year ended December 31, 2007, BankAtlantic recognized impairment charges on a real estate development acquired in connection with the acquisition of a financial institution during 2002. The development was written down to fair value based on updated indications of value. The development consists of developed and undeveloped lots as well as nine single family homes and four condominiums. BankAtlantic has executed sales contracts on two of the condominium units and the developed and undeveloped lots; however, there is no assurance that the sales will be completed.
     The decline in real estate owned primarily resulted from a $7.2 million write-down associated with a real estate development acquired when BankAtlantic took possession of the collateral securing a land acquisition and development loan during the fourth quarter of 2006. The write-down was based on declining real estate values and absorption rates in the area where the property is located.
     The higher other expenses for the year ended December 31, 2007 compared to the same 2006 period reflect higher shared services allocations from BFC for human resources and risk management services as well as increased insurance costs. The increase in other non-interest expense during the year ended December 31, 2006 compared to the same 2005 period relates to higher expenses associated with services provided by BFC, increased general operating expenses such as check printing and ATM network costs related to a significant increase in the number of customer accounts, store locations, employees and the extended hours of the store network.
BankAtlantic’s Provision for Income Taxes

	For the Years Ended			Change	Change
	December 31,			2007 vs.	2006 vs.
(in thousands)	2007	2006	2005	2006	2005

(Loss) income before income taxes	$(40,818)	49,427	86,658	(90,245)	(37,231)
Benefit (provision) for income taxes	21,378	(13,105)	(30,838)	34,483	17,733

BankAtlantic net (loss) income	$(19,440)	36,322	55,820	(55,762)	(19,498)

Effective tax rate	52.37%	26.51%	35.59%

     The effective tax rate is different than the expected federal income tax rate of 35% primarily due to tax exempt income from municipal securities and benefits for state taxes due to allocations of earnings or losses among various state tax jurisdictions. The effective tax rate for 2005 was increased by the establishment of a non-tax deductible $10 million reserve for fines and penalties associated with the AML-BSA compliance matter.

Parent Company Results of Operations
     The following table is a condensed income statement summarizing the parent company’s segment results of operations (in thousands):

	For the Years Ended			Change	Change
	December 31,			2007 vs	2006 vs
	2007	2006	2005	2006	2005

Net interest income (expense):
Interest income on loans	$—	—	556	—	(556)
Interest and dividend income on investments	2,320	2,448	1,701	(128)	747
Interest expense on Junior subordinated debentures	(23,054)	(21,933)	(19,347)	(1,121)	(2,586)

Net interest (expense)	(20,734)	(19,485)	(17,090)	(1,249)	(2,395)

Non-interest income:
Income from unconsolidated subsidiaries	1,281	1,634	621	(353)	1,013
Securities activities, net	6,105	9,156	731	(3,051)	8,425
Other income	824	23	1,172	801	(1,149)

Non-interest income	8,210	10,813	2,524	(2,603)	8,289

Non-interest expense:
Employee compensation and benefits	2,421	4,705	4,047	(2,284)	658
Advertising and promotion	317	408	422	(91)	(14)
Professional fees	424	638	1,179	(214)	(541)
Other	1,080	1,028	515	52	513

Non-interest expense	4,242	6,779	6,163	(2,537)	616

Loss before income taxes	(16,766)	(15,451)	(20,729)	(1,315)	5,278
Income tax benefit	6,194	6,008	7,435	186	(1,427)

Parent Company loss	$(10,572)	(9,443)	(13,294)	(1,129)	3,851

     Parent company interest on loans during 2005 represented interest income on loans to Levitt Corporation. Levitt Corporation repaid all of its borrowings from the parent company during 2005.
     Interest and dividend income on investments during each of the years in the three year period ended December 31, 2007 was primarily interest and dividends associated with a debt and equity portfolio managed by a money manager as well as earnings from a reverse repurchase account with BankAtlantic. Earnings from the BankAtlantic reverse repurchase account were $256,000, $220,000 and $162,000 during the years ended December 31, 2007, 2006 and 2005, respectively.
     Interest expense for the years ended December 31, 2007, 2006 and 2005 consisted primarily of debt service on the Company’s junior subordinated debentures. The average balance of the Company’s junior subordinated debentures was $277.9 million for the year ended December 31, 2007 and $263.3 million during each of the years in the two year period ended December 31, 2006. The increase in interest expense during 2007 compared to 2006 primarily resulted from the issuance of $25.8 million and $5.1 million of junior subordinated debentures in June 2007 and September 2007, respectively. The increase in the interest expense during 2006 compared to 2005 was primarily due to higher rates on variable rate junior subordinated debentures resulting from the 2006 increase in short term interest rates.
     Income from unconsolidated subsidiaries during 2007, 2006 and 2005 represents $662,000, $627,000, and $556,000, respectively, of equity earnings from trusts formed to issue trust preferred securities and $0.6 million, $1.0 million and $65,000 of equity earnings in income producing real estate joint ventures during the years ended December 31, 2007, 2006 and 2005, respectively. The business purpose of the joint ventures is to manage certain rental properties with the intent to sell the properties in the foreseeable future. The Parent Company’s joint ventures were liquidated and the Parent Company is not currently investing in income producing joint ventures.
     During 2007, the Parent Company sold $49.5 million of equity securities from its managed investment portfolio for gains of $9.1 million. The majority of the proceeds from the sale of equity securities were used to purchase and retire the Company’s Class A Common Stock. The Parent Company recognized $0.3 million of unrealized gains from market appreciation of Stifel warrants and recorded an other-than-temporary impairment of $3.3 million associated with an investment in a private limited partnership. The Parent Company anticipates continuing to sell equity securities from its portfolio, including Stifel Common Stock from time to time and anticipates using the proceeds for general corporate purposes which may include funding a portion of its interest expense on junior subordinated debentures and supporting BankAtlantic.
     Securities activities gains during the year ended December 31, 2006 primarily represent gains from managed funds. During 2006, the Parent Company sold $69.1 million of equity securities from its portfolio for gains of $9.2 million. The majority of the proceeds from the sale of equity securities were reinvested in equity securities. A portion of these proceeds was also used to fund interest expense on junior subordinated debentures.
     Securities activities, net during 2005 reflect transactions by the money manager to rebalance the portfolio in response to changes in the equity markets.
     Other income during the year ended December 31, 2007 represents fees charged to BankAtlantic for executive management services. These fees are eliminated in the Company’s consolidated financial statements.
     Other income during the year ended December 31, 2005 represented fees received by the Company for investor relations and risk management services provided by the Company to Levitt and BFC. During 2006, the employees who provided a substantial portion of these services were transferred to BFC and these services were then provided to the Company by BFC and the fees paid by the Company to BFC are reflected in other expenses.
     The Company’s compensation expense during the years ended December 31, 2007 and 2006 represents salaries and bonuses for executive officers of the Company as well as recruitment expenses. The lower compensation expense during 2007 compared to 2006 primarily reflects reductions in 2007 performance bonuses. Additional compensation expense during 2006 included payroll taxes associated with the exercise of stock options. Share-based compensation expense was $1.2 million for each of the years in the two year period ended December 31, 2007.
     The Company recorded compensation expense during 2005 as a result of the allocation of investor relations, corporate and risk management compensation costs to the Company from BankAtlantic. This expense was partially offset by fees received by the Company for investor relations and risk management services provided by the Company to Levitt and BFC Financial Corporation, which are included in other income.
     Advertising costs during each of the years in the three year period ended December 31, 2007 represents investor relations expenditures and the cost of shareholder correspondence and the annual meetings.
     The 2005 professional fees were additional costs associated with compliance with the Sarbanes Oxley Act. These fees were lower during 2006 and 2007. Professional fees during 2006 and 2007 were primarily legal costs for general corporate matters.
     The increase in other expenses during the years ended December 31, 2007 and 2006 compared to the same 2005 period primarily resulted from fees paid to BFC for investor relations, risk management and executive management personnel services provided to the Company by BFC. These services were previously performed by the Company’s employees and accordingly these expenses were primarily reflected in compensation expense during the 2005 period.

BankAtlantic Bancorp Consolidated Financial Condition
     Total assets at December 31, 2007 were $6.4 billion compared to $6.5 billion at December 31, 2006. The changes in components of total assets from December 31, 2006 to December 31, 2007 are summarized below:
•	Lower cash and due from depository institution balances resulting from a decline in cash letter receivables;

•	Increase in securities available for sale reflecting Stifel common stock received upon the sale of Ryan Beck, the execution of an investment strategy to transfer $203 million of tax exempt securities from investments held-to-maturity to securities available for sale and the sale of BankAtlantic’s entire portfolio of tax exempt securities and replacing these securities with government agency mortgage-backed securities. These increases were partially offset by sales of Parent Company equity securities to fund the Company’s Class A common stock repurchase program;

•	Decrease in investment securities at cost reflecting the transfer of $203 million of tax exempt securities to securities available for sale partially offset by Stifel equity securities received upon the sale of Ryan Beck which are subject to contractual restrictions limiting sales;

•	Decrease in tax certificate balances primarily due to redemptions of tax certificates outside of Florida;

•	Decline in FHLB stock related to lower FHLB advance borrowings;

•	Decrease in loan receivable balances associated with a $50.4 million increase in the allowance for loan losses and lower commercial loan balances partially offset by higher purchased residential, small business and home equity loan balances;

•	Increase in real estate inventory related to a decision to sell properties that BankAtlantic acquired for its store expansion program;

•	Lower real estate owned balances associated with $7.2 million of write-downs of the real estate securing a land development loan which BankAtlantic took possession of during the year ended December 31, 2006;

•	Increase in office properties and equipment associated with BankAtlantic’s opening of 15 stores during 2007 partially offset by restructuring charges and impairments associated with the a decision to slow the store expansion program;

•	Decrease in discontinued operations assets held for sale reflecting the sale of Ryan Beck to Stifel; and

•	Increase in other assets primarily resulting from a federal income tax receivable associated with a taxable loss for the year ended December 31, 2007.
     The Company’s total liabilities at December 31, 2007 were $5.9 billion compared to $6.0 billion at December 31, 2006. The changes in components of total liabilities from December 31, 2006 to December 31, 2007 are summarized below:
•	Lower non-interest-bearing deposit balances reflecting the migration of deposits to higher yielding products as a result of a higher interest rate environment and competition;

•	Higher interest-bearing deposit balances primarily associated with increased high yield savings, checking and certificates of deposit balances primarily reflecting transfers of customer deposit balances to higher yielding products;

•	Lower FHLB advance borrowings due to higher deposit balances and an increase in short-term borrowings;

•	Decrease in development notes payable associated with the repayment of real estate development borrowings from third party lenders;

•	Increase in subordinated debentures and bonds payable primarily associated with the Parent Company’s issuance of $31 million of junior subordinated debentures;

•	Decrease in discontinued operations liabilities held for sale reflecting the sale of Ryan Beck to Stifel; and

•	Increase in other liabilities primarily resulting from $18.9 million of securities available for sale purchased in December 2007 pending settlement in January 2008.

Liquidity and Capital Resources
BankAtlantic Bancorp, Inc.
     The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity and debt securities, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, purchase equity securities and other investments, repurchase Class A common stock and fund operations. The Company’s 2007 annual debt service associated with its junior subordinated debentures was approximately $23.1 million. The Company’s estimated current annual dividends to common shareholders are approximately $1.1 million. During the fourth quarter of 2007, the Company reduced its quarterly dividend payment to shareholders from $0.0412 per share to $0.005 per share. During the year ended December 31, 2007, the Company received $20.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, as well as the ability of BankAtlantic to pay dividends to the Company. The ability of BankAtlantic to pay dividends or make other distributions to the Company is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic’s accumulated deficit for 2006 and 2007 was $23.7 million, BankAtlantic is now required to file an application to receive approval of the OTS in order to pay dividends to the Company. While the OTS has approved dividends to date the OTS would likely not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice and there is no assurance that the OTS will approve future capital distributions from BankAtlantic.
     The Company invests in exchange traded equity securities through a money manager and owns 2,127,354 shares of Stifel common stock and warrants to purchase 481,724 shares of Stifel stock at $36 per share. The fair value of these securities and investments as of December 31, 2007 was $180.6 million. These assets represent a significant potential source of liquidity that may be used to contribute capital to BankAtlantic as appropriate.
     While the shares of Stifel common stock and warrants to acquire Stifel shares provide a source of potential liquidity, the Company has agreed that, other than in private transactions, it will not, without Stifel’s consent, sell through August 28, 2008 more than one-third of the shares of Stifel common stock received in the sale of Ryan Beck nor more than two-thirds of the shares of Stifel common stock received in connection with the sale from August 29, 2008 through August 28, 2009. Subject to the foregoing restrictions, the Company may from time to time sell Stifel equity securities and use the proceeds for general corporate purposes. Stifel filed a registration statement on June 28, 2007, registering for resale by the Company after August 28, 2007 up to 1,061,547 shares. In January 2008, the Company sold 250,000 shares of Stifel common stock for a gain of $18,000, receiving net proceeds of $10.7 million. Stifel has agreed to register the remaining shares issued to the Company and to grant incidental “piggy-back” registration rights.
     The Stifel agreement also provides for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the merger up to a maximum of $40,000,000 and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25,000,000 during each of the two twelve-month periods immediately following the merger. The contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the exchange of Ryan Beck common stock. There is no assurance that we will receive any earn-out payments. The Company has entered into separate agreements with each individual Ryan Beck option holder which allocate certain contingent earn-out payments to them.
     The Company has invested $52.3 million in equity securities through a money manager. The equity securities had a fair value of $57.7 million as of December 31, 2007. It is anticipated that these funds will be invested in this manner until needed to fund the operations of the Company and its subsidiaries. The Company in the past has utilized this portfolio of equity securities as a source of liquidity to pay debt service on its borrowings and as a source of funds to repurchase its Class A common stock.

     In September 2007 and June 2007, the Company participated in pooled trust preferred securities offerings in which the Company received $5 million and $25 million, respectively, of net cash proceeds. The junior subordinated debentures issued by the Company in connection with the offerings bear interest at three month LIBOR plus 150 basis points and three month LIBOR plus 145 basis points, respectively, and mature in September 2037 and June 2037. The junior subordinated debentures are redeemable five years from their issuance date at a redemption price of 100% of the principal amount plus accrued unpaid interest. The Company used the proceeds from the offering for general corporate purposes.
     In May 2006, the Company’s Board of Directors approved the repurchase of up to 6,000,000 shares of its Class A common stock. During the years ended December 31, 2007 and 2006, the Company repurchased and retired 559,700 and 5,440,300 shares of Class A common stock available under the May 2006 program at an aggregate purchase price of $7.8 million and $53.8 million, respectively. The Company repurchased all 6,000,000 shares under this program.
     The Company’s Board of Directors in September 2007 approved a new buyback program for up to an additional 6,000,000 shares of Class A common Stock. Share repurchases will be based on market conditions and the Company’s results of operations, financial condition and liquidity requirements. No termination date was set for the buyback program. It is expected that the shares will be purchased on the open market, although we may purchase shares through private transactions. The Company had not repurchased any shares under this new program as of December 31, 2007.
BankAtlantic
     In November 2007, the Office of Thrift Supervision terminated the April 2006 Cease and Desist Order entered into by BankAtlantic as a result of previous deficiencies in its compliance with the Bank Secrecy Act. The OTS determined that it was appropriate to terminate the Cease and Desist Order after its examination of BankAtlantic indicated BankAtlantic’s compliance with the terms of the Cease and Desist Order.
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
     The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.4 billion as of December 31, 2007. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $542.5 million at December 31, 2007.  BankAtlantic has established lines of credit for up to $512.9 million with other banks to purchase federal funds of which $109 million was outstanding as of December 31, 2007.  BankAtlantic has also established a $7.9 million line of credit with the Federal Reserve Bank of Atlanta. BankAtlantic is also a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at December 31, 2007, $50 million of short-term borrowings were outstanding under this program. The above lines of credit are subject to periodic review, may be terminated at any time by the issuer institution and are unsecured. BankAtlantic also has various relationships to acquire brokered deposits and to execute repurchase agreements, which may be utilized as an alternative source of liquidity, if needed.  At December 31, 2007, BankAtlantic had $14.7 million and $58.3 million of brokered deposits and securities sold under agreements to repurchase, respectively.
     BankAtlantic’s commitments to originate and purchase loans at December 31, 2007 were $176.9 million and $61.1 million, respectively, compared to $249 million and $70 million, respectively, at December 31, 2006. At December 31, 2007, total loan commitments to originate represented approximately 5.3% of net loans receivable.
     At December 31, 2007, BankAtlantic had agency guaranteed mortgage-backed securities of approximately $67.8 million pledged against securities sold under agreements to repurchase, $161.8 million pledged against public deposits and $59.6 million pledged against the Federal Reserve Treasury Investment program.
     BankAtlantic in 2004 began a de novo store expansion strategy and has opened 32 stores since January 2005. BankAtlantic has entered into operating land leases and has purchased various parcels of land for future store construction throughout Florida. In response to the current economic environment and its impact on the Company’s financial results, BankAtlantic slowed its store expansion program and has transferred $12.5 million of land to real estate held for sale and has committed to subleasing or terminating 12 operating leases that were entered into for the development of future stores. BankAtlantic anticipates opening only four stores during 2008, all of which are anticipated to open during the first quarter of 2008.
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase and federal funds purchased; advances from FHLB; interest payments on loans and securities; distributions from income producing real estate joint ventures and other funds generated by operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and securities available for sale, payments of maturing certificates of deposit, acquisitions of properties and equipment, investments in income producing joint ventures, operating expenses and to pay dividends to the Company.
     A significant source of our liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of our loan portfolio and securities available for sale at December 31, 2007. The total amount of principal repayments on loans and securities contractually due after December 31, 2008 was $4.5 billion, of which $2.0 billion have fixed interest rates and $2.5 billion have floating or adjustable interest rates. Actual principal repayments may differ from information shown below (in thousands):

	Outstanding at
	December 31,	For the Period Ending December 31, (1)
	Total	2008	2009-2010	2011-2015	2016-2020	2021-2025	>2026

Commercial real estate	$1,510,588	727,769	389,331	196,595	134,149	59,988	2,756
Residential real estate	2,159,839	59,613	19,136	41,703	284,600	111,866	1,642,921
Consumer (1)	706,934	1,508	3,193	146,294	431,986	123,953	—
Commercial business	236,911	131,752	18,920	81,425	4,114	700	—

Total loans	$4,614,272	920,642	430,580	466,017	854,849	296,507	1,645,677

Total securities available for sale (2)	$789,142	410	331	135,661	37,915	184,462	430,363

(1)	Includes home equity loans.

(2)	Does not include $136.2 million of equity securities.

     Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2007 were (in thousands):

	Commercial	Real Estate
	Business	Construction	Total
One year or less	$204,578	405,036	609,614
Over one year, but less than five years	32,249	11,101	43,350
Over five years	84	347	431

	$236,911	416,484	653,395

Due After One Year:
Pre-determined interest rate	$32,333	11,448	43,781
Floating or adjustable interest rate	—	—	—

	$32,333	11,448	43,781

     BankAtlantic’s geographic loan concentration based on outstanding loan balances at December 31, 2007 was:

Florida	57%
Eastern U.S.A.	23%
Western U.S.A.	16%
Central U.S.A	4%

100%

     The loan concentration for BankAtlantic’s originated loans is primarily in Florida. The concentration in locations other than Florida primarily relates to purchased wholesale residential real estate loans.
     At December 31, 2007, BankAtlantic met all applicable liquidity and regulatory capital requirements. At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At December 31, 2007:
Total risk-based capital	$495,668	11.63%	8.00%	10.00%
Tier 1 risk-based capital	$420,063	9.85%	4.00%	6.00%
Tangible capital	$420,063	6.94%	1.50%	1.50%
Core capital	$420,063	6.94%	4.00%	5.00%

At December 31, 2006:
Total risk-based capital	$529,497	12.08%	8.00%	10.00%
Tier 1 risk-based capital	$460,359	10.50%	4.00%	6.00%
Tangible capital	$460,359	7.55%	1.50%	1.50%
Core capital	$460,359	7.55%	4.00%	5.00%
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in Part I under “Regulation of Federal Savings Banks”.

Consolidated Cash Flows
     A summary of our consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Net cash provided (used) by:
Operating activities	$40,928	$3,359	$57,339
Investing activities	(22,066)	(205,891)	132,220
Financing activities	(30,183)	174,460	(154,358)

(Decrease) increase in cash and cash equivalents	$(11,321)	$(28,072)	$35,201

     The increase in cash flows from operating activities during 2007 compared to 2006 primarily resulted from a substantial increase in non-interest income from service charges on deposits as well as a significant reduction in advertising and promotion expenses. During 2007, BankAtlantic reduced its marketing expenditures in response to the adverse economic conditions for deposit growth and service charge fees increased primarily due to new deposit accounts. Cash flows from operating activities declined during 2006 compared to 2005 due primarily to lower net income and a decline in proceeds from the sale of loans held for sale.
     The increase in cash flows from investing activities during 2007 compared to 2006 was primarily due to a decline in net loan originations and decreased purchases of property and equipment. Commercial loan originations were adversely affected by the recession in the Florida real estate market and the store expansion program was slowed reducing property and equipment expenditures. Cash flows from investing activities declined significantly during 2006 compared to 2005 primarily due to lower proceeds from the sales of securities available for sale and an increase in loan originations and purchases. During 2006, BankAtlantic reinvested funds received from loan repayments primarily in purchased residential loans.
     The decrease in cash flows from financing activities primarily resulted from net repayments of FHLB advances as well as the purchase and retirement of the Company’s Class A common stock. Cash flows from financing activities increased substantially during 2006 compared to 2005 primarily due to higher short term borrowings partially offset by lower deposit growth.
Off Balance Sheet Arrangements, Contractual Obligations and Loan Commitments
     The table below summarizes the Company’s loan commitments at December 31, 2007 (in thousands):

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			After 5
Commercial Commitments	Committed	1 year	1-3 years	4-5 years	years

Lines of credit	$767,147	100,828	—	—	666,319
Standby letters of credit	41,151	41,151	—	—	—
Other commercial commitments	238,043	238,043	—	—	—

Total commercial commitments	$1,046,341	380,022	—	—	666,319

     Lines of credit are primarily revolving lines to home equity loan and business loan customers. The business loans usually expire in less than one year and the home equity lines generally expire in 15 years.
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $13.3 million at December 31, 2007. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $27.8 million at December 31, 2007. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial real estate liens as collateral for such commitments, similar to other types of borrowings.
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
     At December 31, 2007, the Company did not have off balance sheet arrangements that would have a material effect on the Company’s consolidated financial statements.
     The table below summarizes the Company’s contractual obligations at December 31, 2007 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Time deposits	$1,018,595	865,080	119,867	33,543	105
Long-term debt	320,849	—	—	22,000	298,849
Advances from FHLB (1)	1,397,044	1,215,044	182,000	—	—
Operating lease obligations held for sublease	51,245	1,530	4,057	4,152	41,506
Operating lease obligations held for use	86,115	10,010	16,053	11,243	48,809
Pension obligation	15,041	983	2,588	2,873	8,597
Other obligations	24,947	5,097	5,600	6,250	8,000

Total contractual cash obligations	$2,913,836	2,097,744	330,165	80,061	405,866

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities
     Long-term debt primarily consists of the junior subordinated debentures issued by the Company as well as BankAtlantic’s subordinated debentures and mortgage backed bonds.
     Operating lease obligations held for use represent minimum future lease payments in which the Company is the lessee for real estate and equipment leases.
     Operating lease obligations held for sublease represent minimum future lease payments on executed leases that the Company intends to sublease or terminate. These lease agreements were primarily initiated in connection with BankAtlantic’s store expansion program.
     The pension obligation represents the accumulated benefit obligation of the Company’s defined benefit plan at December 31, 2007. The payments represent the estimated benefit payments through 2017, the majority of which will be funded through plan assets. The table does not include estimated benefit payments after 2017. The actuarial present value of the projected accumulated benefit obligation was $28.9 million at December 31, 2007.
     Other obligations are legally binding agreements with vendors for the purchase of services, land and materials associated with BankAtlantic’s store expansion initiatives as well as advertising, marketing and sponsorship contracts.

     Pursuant to the agreement for the sale of Ryan Beck to Stifel, the Company agreed to indemnify Stifel and its affiliates against third party claims attributable to the conduct or activities of Ryan Beck prior to the merger. This indemnification is subject to specified thresholds and time periods and to a cap of $20 million. The Company also agreed to indemnify Stifel against federal tax liabilities and claims relating to the ownership interests in Ryan Beck.
     During the fourth quarter of 2006, BankAtlantic initiated an investment strategy whereby agency securities were purchased and a call option was written on the purchased agency securities. When utilizing this strategy, BankAtlantic is subject to the off-balance sheet risk of foregoing the appreciation on the agency securities in exchange for the option premium and the potential of owning out-of-the-money agency securities if interest rates rise. No call option contracts were outstanding as of December 31, 2007.
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The eight accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for business combinations; (vi) accounting for uncertain tax positions (vii) accounting for contingencies; and (viii) accounting for share-based compensation. We have discussed the critical accounting estimates outlined below with our audit committee of our board of directors, and the audit committee has reviewed our disclosure. See note #1, Summary of Significant Accounting Policies to the “Notes to Consolidated Financial Statements”, for a detailed discussion of our significant accounting policies.
Allowance for loan losses
     The allowance for loan losses is maintained at an amount that we believe to be adequate to absorb probable losses inherent in our loan portfolio. We have developed policies and procedures for evaluating our allowance for loan losses which consider all information available to us. However, we must rely on estimates and judgments regarding issues where the outcome is unknown. As a consequence, if circumstances differ from our estimates and judgments the allowance for loan losses may decrease or increase significantly.
     The calculation of our allowance for loan losses consists of two components. The first component requires us to identify impaired loans based on management classification and, if necessary, assign a valuation allowance to the impaired loans. Valuation allowances are established using management estimates of the fair value of collateral or based on valuation models that present value estimated expected future cash flows. These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows. Most of our loans do not have an observable market price and an estimate of the collection of contractual cash flows is based on the judgment of management. It is likely that we would obtain materially different results if different assumptions or conditions were to prevail. This would include updated information that came to management’s attention about the loans or a change in the current economic environment. As a consequence of the estimates and assumptions required to calculate the first component of our allowance for loan losses, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on our financial condition and results of operations.

     The second component of the allowance requires us to group loans that have similar credit risk characteristics so as to form a basis for estimating probable losses inherent in the group of loans based on historical loss percentages and delinquency trends as it relates to the group. Management assigns a quantitative allowance to these groups of loans by utilizing historical loss experiences. Management also assigns a qualitative allowance to these groups of loans in order to adjust the historical data for qualitative factors that exist currently that were not present in the historical data. These qualitative factors include delinquency trends, loan classification migration trends, economic and business conditions, concentration of credit risk, loan-to-value ratios, problem loan trends and external factors. In deriving the qualitative allowance management uses significant judgment to qualitatively adjust the historical loss experiences for current trends that existed at period end that were not reflected in the calculated historical loss ratios and to adjust the allowance for the changes in the current economic climate compared to the economic environment that existed historically. A subsequent change in data trends or the external environment may result in material changes in this component of the allowance from period to period.
     Management believes that the allowance for loan losses reflects a reasonable estimate of incurred credit losses as of the statement of financial condition date. As of December 31, 2007, our allowance for loan losses was $94.0 million. See “Provision for Loan Losses” for a discussion of the amounts of our allowance assigned to each loan product. The estimated allowance derived from the above methodology may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas in which we hold loans. These uncertainties are beyond management’s control. Accordingly, there is no assurance that we will not incur credit losses far in excess of the amounts estimated by our allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments and information available to them at the time of their examination.
     We periodically analyze our loan portfolio by monitoring the loan mix, credit quality, historical trends and economic conditions. As a consequence, our allowance for loan losses estimates will change from period to period. A portion of the change in our loan loss estimates during the four year period ended December 31, 2006 resulted from changes in credit policies which focused our loan production on collateral based loans and the discontinuation of certain loan products. We believe that these changes reduced our allowance for loan losses as measured by the decline in our allowance to loan losses to total loans from 1.38% at December 31, 2002 to 0.94% at December 31, 2006. During this period real estate markets experienced significant price increases accompanied by an abundance of available mortgage financing. We believe that these external factors favorably impacted our provision for loan losses and allowance for loan losses through this four year period. During the year ended December 31, 2007 the real estate housing market rapidly deteriorated with significant reduction in the prices and sales volume of residential real estate. These rapidly deteriorating real estate market conditions resulted in a significant increase in our ratio of allowance for loan losses to total loans from 0.94% at December 31, 2006 to 2.04% at December 31, 2007. We believe that our earnings in subsequent periods will be highly sensitive to changes in the real estate environment especially in Florida. If the current negative real estate economic conditions continue or deteriorate further we are likely to experience significant increased credit losses.
Valuation of investment securities
     We record our securities available for sale and derivative instruments in our statement of financial condition at fair value. We also disclose fair value estimates in our statement of financial condition for investment securities at cost. We use the following three methods for valuation: quoted market prices, matrix pricing, and a management valuation model. Our policy is to use quoted market prices when available. Quoted market prices are available for equity securities, but quoted market prices are not available for our mortgage-backed securities, REMIC’s, other securities and certain equity securities.

     The following table provides the sources of fair value for our securities and derivative instruments at December 31, 2007 (in thousands):

	Quoted
	Market	Matrix	Valuation
	Prices	Pricing	Model	Total

Securities:
Mortgage-backed securities	$—	589,619	—	589,619
Real estate mortgage conduits	—	198,842	—	198,842
Other securities	—	—	681	681

Total debt securities	—	788,461	681	789,142

Private investment securities	8,091	—	—	8,091
Derivatives	—	—	10,661	10,661
Stifel common stock	107,078	—	—	107,078
Equity securities	64,240	—	1,500	65,740

Total equity securities	179,409	—	12,161	191,570

Total	$179,409	788,461	12,842	980,712

     Private investment securities represent investments in limited partnerships that invest in equity securities based on proprietary investment strategies. The majority of the underlying equity securities investments of the limited partnerships are publicly traded. The fair value of these investments in our statement of financial condition was obtained from the general partner. These limited partnership investments do not have readily determinable fair values and the fair values stated by the general partners of our interest in the limited partnerships do not represent actual transactions and amounts realized upon the sale of our interest in these investments may be higher or lower than the amounts disclosed. These investments are accounted for at historical cost and evaluated for other than temporary declines in value.
     Stifel common stock is publicly traded on the New York Stock Exchange. The fair value of the Stifel stock on our consolidated statement of financial condition was obtained from the closing price of Stifel stock on the New York Stock Exchange as of December 31, 2007 discounted $17.9 million for sales restrictions on the shares pursuant to the terms of the Ryan Beck/Stifel sale agreement. The discount was determined by performing a put option analysis using a Black-Scholes model with observable market inputs. We adjust the Stifel common stock that can be sold within one year to fair value with a corresponding increase or decrease, net of income taxes, to other comprehensive income. The Stifel stock subject to sales restrictions of more than one year is accounted for as investment securities at cost. The value of these securities may increase or decrease significantly based on general equity market conditions and the earnings and financial condition of Stifel.
     Equity securities trade daily on various stock exchanges or inter-dealer quotation systems. The fair value of these securities in our statement of financial condition is based on the closing price quotations or sales prices at period end. The closing quotation or sales price excludes retail markups, markdowns or commissions and does not necessarily represent actual transactions. We adjust our equity securities available for sale to fair value with a corresponding increase or decrease, net of income taxes, to other comprehensive income. Declines in the fair value of securities below their cost that are other than temporary result in write-downs of the securities to their fair value through charges to earnings.
     We subscribe to a third-party service to obtain matrix pricing to determine the fair value of our mortgage-backed securities and real estate mortgage conduits as set forth in the table above. The matrix pricing computes the fair value of mortgage-backed securities and real estate mortgage conduits based on the coupon rate, maturity date and estimates of future prepayment rates. We use matrix pricing to value these securities as quoted market prices are unavailable for these types of securities. The valuations obtained from the matrix pricing are not actual transactions and may not reflect the actual amount that would be realized upon sale. The interest rate and prepayment assumptions used in the matrix pricing are representative of assumptions that we believe market participants would use in valuing these securities, while different assumptions may result in significantly different results. We adjust our debt securities available for sale to fair value with a corresponding increase or decrease, net of income taxes, to other comprehensive income.
     Derivatives are warrants to acquire Stifel common stock at an exercise price of $36.00 per share. We use a Black-Scholes option pricing model to value these warrants. Stifel common stock is publicly traded on the New York Stock Exchange allowing us to incorporate market observable inputs into the option pricing model. The valuations obtained from the option pricing model are not actual transactions and may not reflect the actual amount that would be realized upon sale. The assumptions used in the option pricing model are representative of assumptions that we believe market participants would use in valuing these securities, while different assumptions may result in significantly different results. We adjust the warrants to fair value with a corresponding increase or decrease, net of income taxes, to securities activities, net in our statement of operations.
     At December 31, 2007, the fair value associated with debt securities held by us was $789.1 million. If interest rates were to decline by 200 basis points, we estimate that the fair value of our debt securities portfolio would increase by $12.2 million. In contrast, if interest rates were to increase by 200 basis points, we estimate that the fair value of our debt securities would decline by $36.3 million. The above changes in value are based on various assumptions concerning prepayment rates and shifts in the interest rate yield curve and do not take into account any mitigating steps that management might take in response to changes in interest rates. We are likely to obtain significantly different results if these assumptions were changed.
Impairment of Goodwill and Other Intangible Assets
     We test goodwill for impairment annually. The test requires us to determine the fair value of our reporting units and compare the reporting units’ fair value to its carrying value. The fair values of the reporting units are estimated using discounted cash flow present value techniques and management valuation models. While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. Changes in management’s valuation of its reporting units may affect future earnings through the recognition of a goodwill impairment charge. At September 30, 2007 (our goodwill impairment testing date) the fair value of our reporting units was greater than their carrying value; therefore, goodwill was not impaired. If the fair value of our reporting units were to decline below the carrying amount we would have to perform the second step of the impairment test. This step requires us to fair value all assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. This allocation will include core deposit intangible assets that are currently not recognized on our financial statements. These unrecognized assets may result in a significant impairment of goodwill. At December 31, 2007, total goodwill from continuing operations was $70.5 million.
Impairment of Long-Lived Assets
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period. Changes in circumstances and the estimates of future cash flows as well as evaluating estimated lives of long-lived assets are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially increase depreciation and amortization expense in subsequent periods. For purposes of recognition and measurement of an impairment loss, we are required to group long-lived assets at the lowest level for which identifiable cash flows are independent of other assets. These cash flows are based on projections from management reports which are based on subjective interdepartmental allocations. Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques. Long-lived assets subject to the above impairment analysis included property and equipment, internal-use software, real estate held for development and sale and real estate owned. At December 31, 2007, the balance of these assets was $294.8 million.
     Our core deposit intangible assets are periodically reviewed for impairment at the store level by reviewing the undiscounted cash flows by store in order to assess recoverability. At December 31, 2007, our core deposit intangible asset was $5.4 million. The undiscounted cash flows of the stores assigned to the core deposit intangible asset exceeded its carrying amount at September 30, 2007.

     During the fourth quarter of 2007, we slowed our store expansion program and recorded asset impairments of $4.8 million. We recognized $1.1 million impairment on properties acquired for store expansion and transferred the properties at fair value to real estate held for development and sale. The fair value of the properties was based on market-based estimates and the amount ultimately realized upon the sale of these properties may be higher or lower than the recorded amounts. We also recognized a $3.2 million impairment charge for engineering and architectural costs associated with obtaining permits for future store sites. We also recorded liabilities of $1.0 million for costs that will continue to be incurred under executed operating lease contracts with no future benefits resulting from the delay in our store expansion program and the consolidation of certain back-office facilities. These lease contracts were measured at fair value on the cease-use date. The fair value of the lease contracts was derived primarily from annual rental rates on similar properties. The fair values obtained from rental rates for similar properties may not reflect rents that would be received upon sublease. The assumptions used are representative of assumptions that we believe market participants would use in fair valuing these lease contracts, while different assumptions may result in significantly different results.
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
Accounting for Contingencies
     Contingent liabilities consist of liabilities that we may incur in connection with our indemnity obligation to Stifel in connection with the sale of Ryan Beck to Stifel, and litigation, regulatory and tax uncertainties arising from the conduct of our business activities. We establish reserves for legal, regulatory and other claims when it becomes probable that we will incur a loss and the loss is reasonably estimated. We have attorneys, consultants and other professionals to assist with assessing the probability of the estimated amounts. Changes in these assessments can lead to changes in the recorded reserves and the actual costs of resolving the claims may be substantially higher or lower than the amounts reserved for the claim. The amount reserved for contingencies is based on management’s judgment on uncertain events in which changes in circumstances could significantly affect the amounts recorded in the Company’s financial statements. At December 31, 2007, total reserves for contingent liabilities included in other liabilities were $1.2 million.
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
Dividends
     The availability of funds for dividend payments depends upon BankAtlantic’s ability to pay dividends to the Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution’s regulatory capital levels, retained net income and net income. See Risk Factors – “BankAtlantic Bancorp services its debt and pays dividends primarily from dividends from BankAtlantic, which are subject to regulatory limits” and Regulation and Supervision – “Limitation on Capital Distributions.”
     Subject to the results of operations and regulatory capital requirements for BankAtlantic, we will seek to declare regular quarterly cash dividends on our common stock.
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
Consolidated Interest Rate Risk
     The amount of BankAtlantic’s interest earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods was as follows (in thousands):

	BankAtlantic Repricing Gap Table
	As of December 31, 2007
	1 Year	3 Years	5 Years	More Than
	or Less	or Less	or Less	5 Years	Total
Interest earning assets:
Loans:
Residential loans (1)
Fixed rate	$175,170	132,347	93,301	311,344	712,162
Hybrids ARM 5 years or less	102,127	76,831	4,225	—	183,183
Hybrids ARM more than 5 years	410,712	294,147	250,007	318,486	1,273,352
Commercial loans	1,100,001	137,273	53,399	136,273	1,426,946
Small business loans	194,591	83,926	26,525	11,691	316,733
Consumer	676,212	5,746	3,984	19,890	705,832

Total loans	2,658,813	730,270	431,441	797,684	4,618,208

Investment securities
Mortgage backed securities	297,125	229,248	105,317	154,677	786,367
Taxable investment securities	71,505	250	—	2,248	74,003
Tax certificates	188,401	—	—	—	188,401

Total investment securities	557,031	229,498	105,317	156,925	1,048,771

Total interest earning assets	3,215,844	959,768	536,758	954,609	5,666,979

Total non-earning assets	—	—	—	494,983	494,983

Total assets	$3,215,844	959,768	536,758	1,449,592	6,161,962

Total interest bearing liabilities	$3,424,912	494,525	242,964	1,464,675	5,627,076
Non-interest bearing liabilities	—	—	—	534,886	534,886

Total non-interest bearing liabilities and equity	$3,424,912	494,525	242,964	1,999,561	6,161,962

GAP (repricing difference)	$(209,068)	465,243	293,794	(510,066)
Cumulative GAP	$(209,068)	256,175	549,969	39,903
Repricing Percentage	-3.39%	7.55%	4.77%	-8.28%

Cumulative Percentage	-3.39%	4.16%	8.93%	0.65%

(1)	Hybrid adjustable rate mortgages (ARM) earn fixed rates for designated periods and adjust annually thereafter based on the one year U.S. Treasury note rate.

     BankAtlantic’s residential loan portfolio includes $1.1 billion of interest-only loans. These loans are scheduled to reprice as follows (in thousands):

Year Ending December 31,	Amount (1)
2008	$49,351
2009	46,149
2010	49,279
2011	94,837
2012	76,791
Thereafter	802,402

Total interest only loans	$1,118,809

(1)	The above table assumes no prepayments.
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
          Certain assumptions by the Company in assessing the interest rate risk during 2007 were utilized in preparing the following table. These assumptions related to:
•	Interest rates,

•	Loan prepayment rates,

•	Deposit decay rates,

•	Re-pricing of certain borrowings

•	Reinvestment in earning assets.

     The prepayment assumptions used in the model are:

• Fixed rate mortgages	20%
• Fixed rate securities	20%
• Tax certificates	10%
• Adjustable rate mortgages	27%
• Adjustable rate securities	36%
     Deposit runoff assumptions used in the model are as follows:

	Within	1-3	3-5	Over 5
	1 Year	Years	Years	Years
Money fund savings accounts decay rates	17%	17%	16%	14%
NOW and savings accounts decay rates	37%	32%	17%	17%
     Presented below is an analysis of the Company’s estimated net interest income over a twelve month period calculated utilizing the Company’s model (dollars are in thousands):

As of December 31, 2007
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$187,031	-7.81%
+100 bp	$198,147	-2.33%
0	$202,876	—
-100 bp	$203,331	0.22%
-200 bp	$204,354	0.73%

As of December 31, 2006
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$241,341	-5.94%
+100 bp	$252,047	-1.74%
0	$256,482	—
-100 bp	$256,485	0.00%
-200 bp	$252,346	-1.62%
     BankAtlantic Bancorp has $294.2 million of outstanding junior subordinated debentures of which $159.8 million bear interest at variable rates and adjust quarterly, $57.1 million bear interest at an 8.5% fixed rate and $77.3 million bear interest at a weighted average rate of 6.46% and will adjust quarterly in periods after April 2008. As of December 31, 2007 $185.9 million of the junior subordinated debentures are callable, $77.3 million are callable in 2008 and $30.9 million are callable in 2012.

Equity Price Risk
     We also own a portfolio of equity securities, Stifel common stock and Stifel warrants in our Parent Company segment that subject us to equity pricing risks which arise as the relative values of our equity investments change in response to market or economic conditions. The change in fair values of equity investments represents instantaneous changes in all equity prices. The following are hypothetical changes in the fair value of equity securities at December 31, 2007 based on percentage changes in fair value. Actual future price appreciation or depreciation may be different from the changes identified in the table below (dollars in thousands):

Percent	Equity
Change in	Securities	Dollar
Fair Value	Fair Value	Change
20%	$163,465	$27,244
10%	$149,843	$13,622
0%	$136,221	$—
-10%	$122,599	$(13,622)
-20%	$108,977	$(27,244)
     Excluded from the above table was $1.5 million of investments in private companies and $6.7 million of investments in limited partnerships for which no current market exists. The limited partnerships primarily invest in companies in the financial services industry and the general partners have advised us that the fair value of their investment holdings were $8.1 million at December 31, 2007. The ability to realize on or liquidate these investments will depend on future market conditions and is subject to significant uncertainty.
     The Company is subject to equity pricing risks associated with the Stifel equity securities received in the sale of Ryan Beck. The value of these securities will vary based on the results of operations and financial condition of Stifel, the general liquidity of Stifel common stock, general equity market conditions and the brokerage industry volatility. The trading market for Stifel shares may not be liquid enough to permit us to sell Stifel common stock that we own without significantly reducing the market price of these shares, if we are able to sell them at all (See “Item 1A. Risk Factors” “Our portfolio of equity securities subjects us to equity pricing risks”).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2007, of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. PricewaterhouseCoopers LLP, an independent registered certified public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2007 as stated in its report which appears herein.

/s/ Alan B. Levan

Alan B. Levan
Chairman, and
Chief Executive Officer

/s/ Valerie C. Toalson

Valerie C. Toalson
Executive Vice President
Chief Financial Officer

March 17, 2008

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders of
 BankAtlantic Bancorp, Inc.
In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”) at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 17 to the financial statements, in 2006 the Company changed its method of accounting for share-based compensation.
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
PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 17, 2008

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(In thousands, except share data)	2007	2006
ASSETS
Cash and due from depository institutions (See Note 20)	$118,943	$133,182
Federal funds sold and other short-term investments (See Note 5)	5,631	5,722
Securities available for sale (at fair value) (See Notes 6,14,15)	925,363	651,316
Financial instruments accounted for at fair value (See Note 3, 24)	10,661	—
Investment securities at cost or amortized cost (approximate fair value: $44,688 and $209,020) (See Notes 3,7 and 15)	39,617	206,682
Tax certificates net of allowance of $3,289 and $3,699 (See Note 8)	188,401	195,391
Federal Home Loan Bank stock, at cost which approximates fair value (See Notes 13 and 20)	74,003	80,217
Residential loans held for sale (See Notes 9, 13 )	4,087	9,313
Loans receivable, net of allowance for loan losses of $94,020 and $43,602 (See Notes 9,13,14,16)	4,520,101	4,586,607
Accrued interest receivable (See Note 10)	46,271	47,673
Real estate held for development and sale (See Note 26)	33,741	25,333
Real estate owned (See Note 9)	17,216	21,747
Investments in unconsolidated subsidiaries (See Note 27)	13,083	15,069
Office properties and equipment, net (See Note 11)	243,863	219,717
Deferred tax asset, net (See Notes 18)	32,064	13,593
Goodwill (See Note 1)	70,490	70,490
Core deposit intangible asset, net (See Note 1)	5,396	6,834
Discontinued operations assets held for sale (See Note 3)	—	190,763
Other assets (See Notes 16, 19)	29,886	16,013

Total assets	$6,378,817	$6,495,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Interest bearing deposits	$3,129,194	$2,871,116
Non-interest bearing deposits	824,211	995,920

Total deposits (See Note 12)	3,953,405	3,867,036

Advances from FHLB (See Note 13)	1,397,044	1,517,058
Securities sold under agreements to repurchase (See Note 15)	58,265	101,932
Federal funds purchased and other short term borrowings (See Note 14)	108,975	32,026
Subordinated debentures and mortgage-backed bonds (See Note 16)	26,654	29,923
Junior subordinated debentures (See Note 16)	294,195	263,266
Discontinued operations liabilities held for sale (See Note 3)	—	95,246
Other liabilities (See Note 4)	80,958	64,193

Total liabilities	5,919,496	5,970,680

Commitments and contingencies (See Note 20)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares; issued and outstanding 51,196,175 and 56,157,425 shares	512	562
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 4,876,124 and 4,876,124 shares	49	49
Additional paid-in capital	216,692	260,460
Retained earnings	236,150	265,089

Total stockholders’ equity before accumulated other comprehensive income (loss)	453,403	526,160
Accumulated other comprehensive income (loss)	5,918	(1,178)

Total stockholders’ equity	459,321	524,982

Total liabilities and stockholders’ equity	$6,378,817	$6,495,662

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(In thousands, except share and per share data)	2007	2006	2005
Interest income:
Interest and fees on loans	$313,998	$312,960	$293,250
Interest and dividends on securities available for sale	22,099	17,574	19,673
Interest on tax exempt securities	12,700	15,289	14,422
Interest and dividends on taxable investments and tax certificates	22,836	21,354	18,549

Total interest income	371,633	367,177	345,894

Interest expense:
Interest on deposits (See Note 12)	84,476	58,959	40,084
Interest on advances from FHLB	73,256	66,492	62,175
Interest on securities sold under agreements to repurchase and federal funds purchased	9,573	15,089	9,599
Interest on secured borrowings	—	2,401	10,144
Interest on subordinated debentures, notes and bonds payable, and junior subordinated debentures	25,552	25,045	21,786
Capitalized interest on real estate development	—	(929)	(1,879)

Total interest expense	192,857	167,057	141,909

Net interest income	178,776	200,120	203,985
Provision for (recovery from) loan losses (See Note 9)	70,842	8,574	(6,615)

Net interest income after provision for (recovery from) loan losses	107,934	191,546	210,600

Non-interest income:
Service charges on deposits	102,639	90,472	61,956
Other service charges and fees	28,950	27,542	23,347
Securities activities, net (See Note 6)	8,412	9,813	847
Income (loss) from real estate operations (See Note 26)	538	(982)	4,480
Income from unconsolidated subsidiaries (See Note 27)	2,500	1,667	621
Gains associated with debt redemption (See Note 13)	—	1,528	—
(Losses) gains on dispositions of office properties and equipment, net	(1,121)	1,627	1,200
Gains on sales of loans, net	494	680	742
Other	9,420	10,269	9,106

Total non-interest income	151,832	142,616	102,299

Non-interest expense:
Employee compensation and benefits (See Notes 17,19)	151,178	150,804	117,573
Occupancy and equipment (See Note 11)	65,851	57,308	41,621
Advertising and promotion	20,002	35,067	27,317
Check losses	11,476	8,615	5,176
Professional fees	8,690	8,291	10,590
Supplies and postage	6,146	6,853	5,669
Telecommunication	5,571	4,785	3,948
Amortization of intangible assets	1,437	1,561	1,627
Cost associated with debt redemption (See Note 13)	—	1,457	—
Fines and penalties, compliance matters (See Note 20)	—	—	10,000
Restructuring charges, impairments and exit activities (See Note 4)	8,351	—	3,706
Impairment of real estate held for sale	5,240	—	—
Impairment of real estate owned (See Note 9)	7,299	9	—
Other	26,109	25,436	19,743

Total non-interest expense	317,350	300,186	246,970

(Loss) income from continuing operations before income taxes	(57,584)	33,976	65,929
(Benefit) provision for income taxes (See Note 18)	(27,572)	7,097	23,403

(Loss) income from continuing operations	(30,012)	26,879	42,526
Discontinued operations (less applicable income taxes (benefit) provision of ($4,124), ($8,001) and $10,095 (See Note 3, 18)	7,812	(11,492)	16,656

Net (loss) income	$(22,200)	$15,387	$59,182

			(CONTINUED)
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
Basic (loss) earnings per share (See Note 25)
Continuing operations	$(0.52)	$0.44	$0.70
Discontinued operations	0.14	(0.19)	0.28

Basic (loss) earnings per share	$(0.38)	$0.25	$0.98

Diluted (loss) earnings per share (See Note 25)
Continuing operations	$(0.52)	$0.43	$0.67
Discontinued operations	0.14	(0.18)	0.25

Diluted (loss) earnings per share	$(0.38)	$0.25	$0.92

Cash dividends per Class A share	$0.128	$0.158	$0.146

Cash dividends per Class B share	$0.128	$0.158	$0.146

Basic weighted average number of common shares outstanding	58,161,567	61,095,458	60,426,107

Diluted weighted average number of common and common equivalent shares outstanding	58,161,567	62,563,201	63,119,531

See Notes to Consolidated Financial Statements

BankAtlantic Bancorp, Inc.
BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2007

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	loss	Total

BALANCE, DECEMBER 31, 2004		$601	259,702	210,955	(1,001)	(992)	469,265
Net income	$59,182	—	—	59,182	—	—	59,182

Other comprehensive (loss), net of tax:
Unrealized losses on securities available for sale (less income tax benefit of $2,204)	(3,812)
Minimum pension liability (less income tax benefit of $942)	(989)
Reclassification adjustment for net gain included in net income (less income tax expense of $305)	(542)

Other comprehensive loss	(5,343)	—	—	—	—	(5,343)	(5,343)

Comprehensive income	$53,839

Dividends on Class A common stock		—	—	(8,145)	—	—	(8,145)
Dividends on Class B common stock		—	—	(713)	—	—	(713)
Issuance of Class A common stock upon exercise of stock options		10	2,318	—	—	—	2,328
Issuance of Class A restricted stock		—	174	—	(174)	—	—
Tax effect relating to share-based compensation		—	4,538	—	—	—	4,538
Retirement of Class A common stock relating to exercise of stock options		(3)	(4,665)	—	—	—	(4,668)
Amortization of unearned compensation - restricted stock grants		—	—	—	239	—	239
Retirement of Ryan Beck common stock		—	(347)	—	—	—	(347)

BALANCE, DECEMBER 31, 2005		$608	261,720	261,279	(936)	(6,335)	516,336

							(CONTINUED)
See Notes to Consolidated Financial Statements

BankAtlantic Bancorp, Inc.
BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2007

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	loss	Total

BALANCE, DECEMBER 31, 2005		$608	261,720	261,279	(936)	(6,335)	516,336
Cumulative effect adjustment upon adoption of Staff Accounting Bulletin No. 108 (“SAB No. 108”) (less tax benefit of $1,193)		—	—	(1,899)	—	—	(1,899)
Cumulative effect adjustment upon adoption of Statement of Financial Accounting Standards No. 123R		(1)	(935)	—	936	—	—
Net income	$15,387	—	—	15,387	—	—	15,387

Other comprehensive income (loss), net of tax:
Unfunded pension liability (less income tax expense of $1,395)	1,594
Unrealized gain on securities available for sale (less income tax expense of $5,272)	10,235
Reclassification adjustments:
Realized net periodic pension costs (less income tax benefit of $171)	(195)
Realized gains on securities available for sale (less income tax expense of $3,336)	(6,477)

Other comprehensive income	5,157	—	—	—	—	5,157	5,157

Comprehensive income	$20,544

Dividends on Class A common stock		—	—	(8,908)	—	—	(8,908)
Dividends on Class B common stock		—	—	(770)	—	—	(770)
Issuance of Class A common stock upon exercise of stock options		14	6,014	—	—	—	6,028
Tax effect relating to share-based compensation		—	3,719	—	—	—	3,719
Retirement of Class A common stock relating to exercise of stock options		(5)	(7,261)	—	—	—	(7,266)
Purchase and retirement of Class A common stock		(5)	(7,828)	—	—	—	(7,833)
Share based compensation expense		—	5,031	—	—	—	5,031

BALANCE, DECEMBER 31, 2006		$611	260,460	265,089	—	(1,178)	524,982

							(CONTINUED)
See Notes to Consolidated Financial Statements

BankAtlantic Bancorp, Inc.
BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2007

					Accumul-
					ated
	Compre-		Addi-		Other
	hensive		tional		Compre-
	Income	Common	Paid-in	Retained	hensive
(In thousands)	(Loss)	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE, DECEMBER 31, 2006		$611	260,460	265,089	(1,178)	524,982
Other comprehensive income (loss), net of tax:
Net loss	$(22,200)	—	—	(22,200)	—	(22,200)

Prepaid pension asset (less income tax expense of $271)	431
Unrealized gain on securities available for sale (less income tax expense of $6,618)	11,240
Reclassification adjustments:
Realized net periodic pension income (less income tax expense of $92)	147
Realized gains on securities available for sale (less income tax expense of $2,781)	(4,722)

Other comprehensive income	7,096	—	—	—	7,096	7,096

Comprehensive loss	(15,104)

Dividends on Class A common stock		—	—	(6,815)	—	(6,815)
Dividends on Class B common stock		—	—	(624)	—	(624)
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48		—	—	700	—	700
Issuance of Class A common stock upon exercise of stock options		4	2,445	—	—	2,449
Tax effect relating to share-based compensation		—	1,265	—	—	1,265
Purchase and retirement of Class A common stock		(54)	(53,715)	—	—	(53,769)
Share based compensation expense		—	6,237	—	—	6,237

BALANCE, DECEMBER 31, 2007		$561	216,692	236,150	5,918	459,321

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2007	2006	2005
Operating activities:
Net (loss) income	$(22,200)	$15,387	$59,182
Adjustment to reconcile net income to net cash provided by operating activities:
Provision (recovery) and valuation allowances, net (1)	78,441	8,883	(6,265)
Restructuring charges, impairments and exit activities	13,591	—	3,706
Reserve for fines and penalties, compliance matters	—	—	10,000
Cumulative effect adjustments	700	(1,899)	—
Depreciation, amortization and accretion, net	18,451	28,126	20,207
Share-based compensation expense	6,237	5,068	—
Tax benefits from share-based compensation	(1,265)	(3,719)	—
Securities activities, net	(8,412)	(9,813)	(847)
Net gains (losses) on sales of real estate owned, loans held for sale and office properties and equipment	201	(3,750)	(2,859)
Net gain on sale of Ryan Beck Holdings, Inc	(16,373)	—	—
Gain on sale of branch	—	—	(922)
Deferred income tax benefit	(22,855)	(3,550)	(5,895)
Net (gains) losses associated with debt redemption	—	(71)	—
Increase in forgivable notes receivable, net	(673)	(6,111)	(6,999)
Originations and repayments of loans held for sale, net	(90,745)	(93,887)	(125,487)
Proceeds from sales of loans held for sale	96,470	87,793	128,337
Decrease (increase) in real estate held for development and sale	56	(3,703)	8,043
(Increase) decrease in securities owned, net	(23,855)	67,910	(54,849)
Increase (decrease) in securities sold but not yet purchased	28,419	(3,770)	(4,285)
Decrease (increase) in accrued interest receivable	1,402	(6,183)	(5,508)
Increase in other assets	(10,957)	(1,943)	(2,921)
Increase (decrease) in due to clearing agent	9,657	(40,115)	41,105
Increase (decrease) in other liabilities	(15,362)	(31,294)	3,596

Net cash provided by operating activities	40,928	3,359	57,339

			(CONTINUED)
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2007	2006	2005
Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	208,345	199,482	210,493
Purchase of investment securities and tax certificates	(211,307)	(236,952)	(268,364)
Purchase of securities available for sale	(682,231)	(143,272)	(227,179)
Proceeds from sales and maturities of securities available for sale	717,603	181,434	300,469
Purchases of FHLB stock	(22,725)	(49,950)	(29,870)
Redemption of FHLB stock	28,939	39,664	38,558
Investments in unconsolidated subsidiaries	(5,923)	(7,159)	(4,554)
Distributions from unconsolidated subsidiaries	7,889	4,549	—
Net repayments (purchases and originations) of loans	(2,173)	(105,900)	151,584
Additions to real estate owned	(2,011)	—	—
Proceeds from sales of real estate owned	2,252	4,382	3,872
Proceeds from the sale of property and equipment	939	35	651
Purchases of office property and equipment, net	(64,291)	(92,204)	(43,440)
Net proceeds from the sale of Ryan Beck Holdings, Inc.	2,628	—	—

Net cash (used in) provided by investing activities	(22,066)	(205,891)	132,220

Financing activities:
Net increase in deposits	86,369	114,360	313,190
Cash outflows from the sale of branch	—	—	(13,605)
Repayments of FHLB advances	(3,825,000)	(2,551,344)	(1,506,832)
Proceeds from FHLB advances	3,705,000	2,785,000	1,246,000
Net decrease in securities sold under agreements to repurchase	(43,667)	(14,094)	(180,617)
Net (decrease) increase in federal funds purchased	76,949	(107,449)	34,475
Repayments of secured borrowings	—	(26,516)	(101,924)
Proceeds from secured borrowings	—	—	65,293
Repayment of notes and bonds payable	(3,269)	(14,169)	(5,085)
Proceeds from notes and bonds payable	—	5,000	6,436
Capital contributions in managed fund by investors	—	2,905	—
Capital withdrawals in managed fund by investors	—	(4,203)	—
Excess tax benefits from share-based compensation	1,265	3,719	—
Proceeds from issuance of Class A common stock	2,449	1,479	1,179
Proceeds from the issuance of junior subordinated debentures	30,929	—	—
Payment of the minimum withholding tax upon the exercise of stock options	—	(2,717)	(3,519)
Purchase and retirement of Class A common stock	(53,769)	(7,833)	—
Purchase of subsidiary common stock	—	—	(491)
Dividends paid	(7,439)	(9,678)	(8,858)

Net cash (used in) provided by financing activities	(30,183)	174,460	(154,358)

(Decrease) increase in cash and cash equivalents	(11,321)	(28,072)	35,201
Cash and cash equivalents at the beginning of period	138,904	170,261	135,060
Cash and cash equivalents of discontinued operations assets held for sale at disposal date	(6,294)	—	—
Cash and cash equivalents of discontinued assets held for sale	3,285	(3,285)	(5,366)

Cash and cash equivalents at end of period	$124,574	$138,904	$164,895

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2007	2006	2005
See Notes To Consolidiated Financial Statements
Cash paid for:
Interest on borrowings and deposits	$191,230	$166,467	$143,706
Income taxes	853	22,630	10,788
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to REO	2,528	23,728	2,307
Securities held-to-maturity transferred to securities available for sale	203,004	—	—
Long-lived assets held-for-use transferred to assets held for sale	13,704	—	—
Decreases in current income taxes payable from the tax effect of fair value of employee stock options	—	—	4,538
Reduction in loan participations sold accounted for as secured borrowings	—	111,754	—
Exchange of branch facilities	—	2,350	—
Change in accumulated other comprehensive income	7,096	5,157	(5,343)
Change in deferred taxes on other comprehensive income	4,200	3,161	(3,451)
Securities purchased pending settlement	18,926	—	6,183
Issuance and retirement of Class A common stock accepted as consideration for the exercise price of stock options	—	4,549	1,149

(1)	Represents provision for loan losses, REO and tax certificates.
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1. Summary of Significant Accounting Policies
     Basis of Financial Statement Presentation — BankAtlantic Bancorp, Inc. (the “Company”) is a unitary savings bank holding company organized under the laws of the State of Florida in 1994. The Company’s principal asset is its investment in BankAtlantic and its subsidiaries. On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. As a consequence of the sale of Ryan Beck to Stifel, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Consolidated Statement of Operations for all periods presented. The financial information of Ryan Beck is included in the Consolidated Statement of Financial Condition as of December 31, 2006 and in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income and Consolidated Statement of Cash Flows for all periods presented.
     BankAtlantic was founded in 1952 and is a federally-chartered, federally-insured savings bank headquartered in Fort Lauderdale, Florida. At December 31, 2007, BankAtlantic operated through a network of over 100 branches located in Florida. BankAtlantic is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services.
     The Company has two classes of common stock. Class A shareholders are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. BFC Financial Corporation (“BFC”) currently owns 100% of the Company’s Class B common stock and 15% of the Company’s outstanding Class A common stock resulting in BFC owning 22% of the Company’s aggregate outstanding common stock. The percent of total common equity represented by Class A and Class B common stock was 92% and 8% at December 31, 2007, respectively. The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 2,438,062 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis.
     In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, evaluation of intangible and long-lived assets for impairment, valuation of securities, evaluation of securities for impairment and other than temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and accounting for share-based compensation.
     The accounting policies applied by the Company conform to accounting principles generally accepted in the United States of America.
     Certain amounts for prior years have been reclassified to conform to revised statement presentation for 2007.
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
     Declines in the value of individual held to maturity and available for sale securities that are considered other than temporary result in write-downs in earnings through securities activities, net of the individual securities to their fair value. The review for other-than-temporary declines takes into account current market conditions, trends and other key measures.
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
     Financial instruments and derivatives — All derivatives are recognized on the consolidated statement of financial condition at their fair value with realized and unrealized gains and losses resulting from fair value adjustments recorded in securities activities, net on the consolidated statement of operations. If the Company elects hedge accounting, the hedging instrument must be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged. Any ineffectiveness which arises during the hedging relationship is recognized in earnings in the Company’s consolidated statements of operations. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. Financial instruments represent warrants to acquire Stifel Common Stock and are accounted for as derivatives.
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
     Loans Held for Sale — Loans held for sale are reported at the lower of aggregate cost or estimated fair value based on current market prices for similar loans. Loan origination fees and related direct loan origination costs on originated loans held for sale and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold and included in gains and losses upon sale.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The allowance consists of two components. The first component of the allowance is for high-balance “non-homogenous” loans that are individually evaluated for impairment. The process for identifying loans to be evaluated individually for impairment is based on management’s identification of classified loans. Once an individual loan is found to be impaired, an evaluation is performed to determine if a specific reserve needs to be assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell if the loan is collateral dependent, or (3) observable market price.
     The second component of the allowance is for “homogenous loans” in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Homogenous loans have certain characteristics that are common to the entire portfolio so as to form a basis for estimating losses as it relates to the group. Management segregates homogenous loans into groups such as residential real estate, small business mortgage, small business non-mortgage, low-balance commercial loans, certain unimpaired non-homogenous loans and various types of consumer loans. The allowance for homogenous loans has a quantitative amount and a qualitative amount. The methodology for the quantitative component is based on a three year charge-off history by loan type adjusted by an expected recovery rate. A three year period was considered a reasonable time frame to track a loan’s performance from the event of loss through the recovery period. The methodology for the qualitative component is determined by considering the following factors: (1) delinquency and charge-off levels and trends; (2) problem loans and non-accrual levels and trends; (3) lending policy and underwriting procedures; (4) lending management and staff; (5) nature and volume of portfolio; (6) economic and business conditions; (7) concentration of credit; (8) quality of loan review system; and (9) external factors. Based on an analysis of the above factors, a qualitative amount is assigned to each loan product.
     Non-performing Loans — A loan is generally placed on non-accrual status at the earlier of (i) the loan becoming past due 90 days as to either principal or interest or (ii) when the borrower has entered bankruptcy proceedings and the loan is delinquent. Exceptions to placing 90-day past due loans on non-accrual may be made if there exists well secured collateral and the loan is in the process of collection. Loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. A loan may be placed on non-accrual status due to material deterioration of conditions surrounding the repayment sources, which could include insufficient borrower capacity to service the debt, delayed property sales or development schedules, declining loan-to-value of the loan’s collateral or other factors causing the full payment of the loan’s principal and interest to be in doubt. Accordingly, BankAtlantic may place a loan on non-accrual status even where payments of principal or interest are not currently in default. When a loan is placed on non-accrual status, interest accrued but not received is reversed against interest income. A non-accrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform in the future according to its contractual terms. Interest income on performing impaired loans is recognized on an accrual basis and the cost-recovery method is used for cash receipts on non-performing loans without specific reserves. Interest income on non-performing loans with specific reserves is recognized on a cash basis.
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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
settlement of loans or tax certificates are anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent changes in fair values. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations. Management obtains independent appraisals for significant properties.
     Real Estate Held for Development and Sale — This includes land, land development costs, and other construction costs associated with the Company’s investment in a real estate development and land acquired for branch expansion that BankAtlantic has committed to sell. The real estate inventory is stated at the lower of accumulated cost or estimated fair value. The fair value analysis takes into consideration the current status of property, various use and other restrictions, carrying costs, debt service requirements, costs of disposition and any other circumstances which may affect fair value, including management’s plans for the property.
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
     Other intangible assets consist of core deposit intangible assets which were initially recorded at fair value and then amortized on an accelerated basis over a useful life of ten years. The accumulated amortization on core deposit intangible assets was $9.7 million at December 31, 2007.
     Office Properties and Equipment — Land is carried at cost. Office properties, leasehold improvements, equipment and computer software are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which generally range up to 40 years for buildings and 3-10 years for equipment. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets. Direct costs associated with the development of internal-use software are capitalized and amortized over 3 — 5 years.
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
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). An uncertain tax position is defined by FIN 48 as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes.
     Accounting for Contingencies — Reserves for contingencies are recorded when it is probable that an asset has been impaired or a liability had been incurred and the amount of the loss can be reasonably estimated.
     Earnings Per Share — Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options to issue common shares of the Company or its subsidiaries were exercised. In calculating diluted earnings per share, equity in earnings of subsidiaries is adjusted for the effect of subsidiary stock options outstanding, if dilutive. The resulting net income amount is divided by the weighted average number of common shares outstanding, when dilutive. The options and restricted stock are included in the weighted average number of common shares outstanding based on the treasury stock method, if dilutive.
     Brokered Deposits — Brokered deposits are accounted for at historical cost and discounts or premiums, if any, are amortized or accreted using the effective interest method over the term of the deposit.
     Stock-Based Compensation Plans — Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, share-based compensation expense for the years ended December 31, 2007 and 2006 includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years, except for options granted to directors which vest immediately. Prior to the adoption of SFAS 123R and during the year ended December 31, 2005, the Company accounted for share-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No compensation expense was recognized when option grants had an exercise price equal to the market value of the underlying common stock on the date of grant.
     Discontinued Operations — Ryan Beck’s results of operations were presented as discontinued operations. Ryan Beck’s activities included gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which Ryan Beck acted as an underwriter or agent and fees earned from providing merger and acquisition and financial advisory services. These fees were recorded as earned, provided no contingency of payment existed. Sales concessions were recorded on trade date, and underwriting fees were recorded at the time the underwriting was completed. Gains and losses from securities transactions were recorded on a trade date basis. Profit and loss arising from all securities transactions entered into for the account and risk of Ryan Beck were recorded on a trade date basis. Commission income and expenses related to customers’ securities transactions were reported on a trade date basis. Amounts receivable and payable for securities transactions that had not reached their contractual settlement date were recorded net on the statement of financial condition. Securities owned and securities sold, but not yet purchased were associated with proprietary securities transactions entered into by Ryan Beck and were accounted for at fair value with changes in the fair value included in income from discontinued operations. The fair value of these trading positions was generally based on listed market prices. If listed market prices were not available or if liquidating the positions would have reasonably been expected to impact market prices, fair value was determined based on other relevant factors, including dealer price quotations, price quotations for similar instruments traded in different markets, management’s estimates of amounts to be realized on settlement or management valuation models associated with securities that were not readily marketable.
New Accounting Pronouncements:
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. The Statement defines fair value in generally accepted accounting principles (“GAAP”), establishes a framework for measuring fair value and expands disclosure about fair value measurements. The Statement will change key concepts in fair value measures including the establishment of a fair value hierarchy and the concept of the most advantageous or principal market. This Statement does not require any new fair value measurement. The Statement applies to financial statements issued for fiscal years beginning after November 15, 2007. The Company partially adopted this Statement as of January 1, 2008 as in February 2008, the FASB issued FSP FAS 157-1 and FSP FAS 157-2 which excluded from the scope of SFAS No. 157 lease transactions and delayed the effective date for SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements at least annually. The Company believes that the adopted provisions of SFAS 157 as of January 1, 2008 did not have a material impact on its consolidated financial statements. The Company will evaluate guidance by the FASB, when issued, for nonfinancial assets and liabilities to determine the effect of the new guidance on the Company’s financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure eligible assets and liabilities at fair value on a contract by contract basis (the fair value option). The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted this Statement as of January 1, 2008 and has chosen not to elect the fair value option for any financial instruments as of the adoption date. Thus, the adoption of the provisions of SFAS No. 159 did not have an impact on the Company’s consolidated financial statements.
     In December 2007, FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”) was issued. This statement will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) will change the accounting treatment for certain specific items, including the following: acquisition costs will be generally expensed as incurred; noncontrolling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date; acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Also included in the statement are a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009.
     In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.
2. Cumulative-Effect Adjustment for Quantifying Financial Statement Misstatements
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, (“SAB No. 108”) which established an approach to quantify errors in financial statements. Previously, there were two methods for quantifying the effects of financial statement errors: the roll-over method and the iron curtain method. The roll-over method focuses on the impact errors have on the income statement, including the reversing effect of prior year errors. The iron curtain method focuses on the effect of correcting errors on the statement of financial condition. Prior to the application of the guidance in SAB No. 108, the Company used the roll-over method for quantifying identified financial statement errors. This method led to an accumulation of errors on the Company’s consolidated statement of financial condition. The SEC’s new approach to quantifying errors in the financial statements is called the dual-approach. This approach quantifies the errors under the roll-over and the iron-curtain methods requiring the registrant to adjust its financial statements when either approach results in a material error after considering all quantitative and qualitative factors.
     SAB No. 108 permitted companies to initially apply its provisions by either restating prior period financial statements or recording the cumulative effect of adjusting assets and liabilities as of January 1, 2006 as an offsetting adjustment to the opening balance of retained earnings.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company applied the provisions of SAB No. 108 using the cumulative effect transition method in connection with the preparation of its financial statements for the year ended December 31, 2006. The impact of quantifying the effects of prior period financial statement misstatements using the dual-approach compared to the roll-over method on opening statement of financial condition balances is summarized as follows (in thousands):

Cumulative
Effect Adjustment
As of
January 1,
2006
Other liabilities:
Recurring operating expenses (1)	$1,618
Deferred data processing expenses (2)	1,474
Current taxes payable	(696)

Increase in other liabilities	$2,396

Increase in deferred tax asset	$497

Decrease in retained earnings	$1,899

(1)	The Company historically expensed certain recurring invoices when paid. The effect of this accounting policy was not material to BankAtlantic’s financial statements in any given year as the “rollover” impact of expenses in the following year approximated the expenses that rolled over from the prior year.

(2)	The Company paid a fixed fee for certain data processing transaction services and at the end of each contract year, the actual number of transactions is determined and the fees related to any greater or lesser transactions are invoiced or repaid to the Company over a twelve month period. The Company accounted for these charges when paid. The effect of this accounting policy was not material to BankAtlantic’s financial statements in any given year and the amount of the error had accumulated over a four year period as follows (in thousands):

	Occupancy and	Tax
For the years ended December 31,	Equipment Expense	Effect	Net
2002	$221	$85	$136
2003	276	106	170
2004	533	206	327
2005	444	171	273

	$1,474	$568	$906

     The Company had previously quantified these errors and concluded that they were immaterial under the roll-over method that was used prior to the issuance of SAB No. 108.
3. Discontinued Operations and Sale of Ryan Beck
     On February 28, 2007, the Company sold Ryan Beck to Stifel. Under the terms of the sales agreement, the Company and several employees of Ryan Beck who held options to acquire Ryan Beck common stock exchanged their entire interest in Ryan Beck common stock and options to acquire Ryan Beck common stock for an aggregate of 2,467,600 shares of Stifel common stock, cash of $2.7 million and five-year warrants to purchase an aggregate of 500,000 shares of Stifel common stock at an exercise price of $36.00 per share (the “Warrants”). Of the total Ryan Beck sales proceeds, the Company’s portion was 2,377,354 shares of Stifel common stock, cash of $2.6 million and Warrants to acquire an aggregate of 481,724 shares of Stifel common stock. Stifel filed a registration statement on June 28, 2007 registering for resale by the Company after August 28, 2007 up to 1,061,547 shares of Stifel common stock, including 792,000 shares owned by the Company and 161,000 shares issuable to the Company upon the exercise of the Warrants. In January 2008, the Company sold 250,000 shares of Stifel Common Stock to Stifel and received net proceeds of $10.7 million. Stifel has agreed to register the remaining shares issued in connection with the Ryan Beck sale and to grant incidental “piggy-back” registration rights. The Company has agreed that, other than in private transactions, it will not, without Stifel’s consent, sell more than one-third of

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the shares of Stifel common stock received by it within the year following the initial registration of such securities nor more than two-thirds of the shares of Stifel common stock received by it within the two-year period following the initial registration of such securities. As of December 31, 2007, the Company owned approximately 17% of the issued and outstanding shares of Stifel common stock and does not have the ability to exercise significant influence over Stifel’s operations. As such, the Company’s investment in Stifel common stock is accounted for under the cost method of accounting. Stifel common stock that can be sold within one year is accounted for as securities available for sale and Stifel common stock which is subject to restrictions on sale for more than one year is accounted for as investment securities at cost. The warrants are accounted for as derivatives with unrealized gains and losses resulting from changes in the fair value of the warrants recorded in securities activities, net. Included in the Company’s Consolidated Statement of Financial Condition as of December 31, 2007 under “securities available for sale” and “investment securities at cost” are $72.6 million and $31.4 million, respectively, of Stifel common stock, and included in financial instruments at fair value is $10.6 million of Warrants.
     The Stifel agreement also provides for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the Ryan Beck sale up to a maximum of $40.0 million and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25.0 million during each of the two twelve-month periods immediately following the Ryan Beck sale. The contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the exchange of Ryan Beck common stock. The Company has entered into separate agreements with each individual Ryan Beck option holder which allocate certain contingent earn-out payments to them. The Company did not earn additional proceeds during 2007 from the sale of Ryan Beck as the investment banking revenues did not exceed $25 million during the ten month period ended December 31, 2007.
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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The (loss) income from operations of Ryan Beck included in the Consolidated Statement of Operations in “Discontinued operations” was as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Investment banking revenues	$37,836	$218,461	$253,311

Non-interest expenses
Employee compensation and benefits	27,532	170,605	165,325
Occupancy and equipment	2,984	16,588	15,816
Advertising and promotion	740	5,788	5,418
Transaction related costs (1)	14,263	—	—
Professional fees	1,106	8,790	6,706
Communications	2,255	15,187	13,554
Floor broker and clearing fees	1,162	8,612	9,118
Interest expense	985	5,995	3,419
Other	1,086	6,389	7,204

Total non-interest expenses	52,113	237,954	226,560

(Loss) Income from Ryan Beck discontinued operations before income taxes	(14,277)	(19,493)	26,751
(Benefit) provision for income taxes	(5,716)	(8,001)	10,095

Income from Ryan Beck discontinued operations, net of tax	$(8,561)	$(11,492)	$16,656

(1)	Ryan Beck transaction related costs include $9.3 million of change in control payments, $3.5 million of one-time employee termination benefits and $1.5 million of share-based compensation.
     The assets and liabilities associated with discontinued operations included in the Company’s Consolidated Statement of Financial Condition consisted of the following (in thousands):

December 31,
2006
ASSETS:
Cash	$3,285
Securities owned	112,382
Office properties and equipment, net	9,644
Deferred tax asset, net	16,411
Goodwill	6,184
Due from clearing agent	15,629
Other assets	27,228

Total assets	$190,763

LIABILITIES:
Securities sold but not yet purchased	$31,407
Other liabilities	63,839

Total liabilities	$95,246

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Cash flows from discontinued operations included in the Company’s Consolidated Statement of Cash Flows consisted of the following (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Net cash provided by operating activities	$5,611	$516	$1,467
Net cash (used in) provided by investing activities	$(299)	$(1,298)	$225
Net cash used in financing activities	$(2,307)	$(1,299)	$—
4. Restructuring Charges, Impairments and Exit Activities
     The following provides exit activities liabilities and asset impairments associated with restructuring charges (in thousands):

	Employee
	Termination
	Benefits	Contract	Total	Asset
	Liability	Liability	Liability	Impairments	Total
Balance at December 31, 2006	$—	—	—	—	—
Restructuring charges	2,527	1,016	3,543	4,808	8,351

Amounts paid or amortized	(2,425)	(26)	(2,451)

Balance at December 31, 2007	$102	990	1,092

     In December 2007, in response to the current economic environment and its impact on the Company’s financial results, BankAtlantic decided to sell properties that it acquired for its future store expansion program and to terminate or sublease certain operating leases. As a consequence, BankAtlantic recorded a $1.1 million impairment charge for land acquired for store expansion, incurred a $3.3 million impairment charge for engineering and architectural fees associated with obtaining permits for store sites and recorded liabilities of $0.5 million associated with executed lease contracts. Sales prices or annual rental rates for similar properties were used to determine fair value.
     In November 2007, in order to reduce expenses and improve operating efficiency BankAtlantic consolidated two call centers into one call center in Orlando, Florida recognizing a $0.3 million asset impairment charge and recorded a $0.4 million operating lease liability associated with the vacated facility.
     In March 2007, the Company reduced its workforce by approximately 225 associates, or 8%, in an effort to improve operating efficiencies. The reduction in the workforce impacted every operating segment and was completed on March 27, 2007. Included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2007 were $2.6 million of costs associated with one-time termination benefits. These benefits include $0.3 million of share-based compensation.
     During the year ended December 31, 2005, BankAtlantic opened its new Corporate Center, which serves as its corporate headquarters. The Company recorded a $3.7 million impairment charge in its statement of operations for the year ended December 31, 2005 as a result of the corporate headquarters relocation and the demolition of the old corporate headquarters building.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
5. Federal Funds Sold and Other Short Term Investments
     The following table provides information on Federal Funds sold (in thousands):

	For the Years Ended
	2007	2006	2005
Ending Balance	$484	$691	$1,057
Maximum outstanding at any month end within period	$21,555	$16,276	$8,648
Average amount invested during period	$3,638	$1,824	$4,275
Average yield during period	4.77%	3.00%	1.87%
     As of December 31, 2007, 2006 and 2005, the Company had $5.1 million, $5.0 million and $2.2 million, respectively, invested in money market accounts with unrelated brokers.
6. Securities Available for Sale
     The following tables summarize securities available-for-sale (in thousands):

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-Backed Securities:
U.S. government agencies mortgage-backed securities	$585,796	$4,378	$555	$589,619
U.S. government agencies real estate mortgage investment conduits (1)	199,886	1,359	2,403	198,842

Total mortgage-backed securities	785,682	5,737	2,958	788,461

Investment Securities:
Other bonds	685	—	4	681
Equity securities	123,747	12,474	—	136,221

Total investment securities	124,432	12,474	4	136,902

Total	$910,114	$18,211	$2,962	$925,363

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-Backed Securities:
U.S. government agencies mortgage-backed securities	$324,646	$1,366	$3,113	$322,899
U.S. government agencies real estate mortgage investment conduits (1)	40,919	—	2,068	38,851

Total mortgage-backed securities	365,565	1,366	5,181	361,750

Investment Securities:
Tax-exempt securities	197,287	822	1,671	196,438
Other bonds	685	—	10	675
Equity securities	82,884	9,569	—	92,453

Total investment securities	280,856	10,391	1,681	289,566

Total	$646,421	$11,757	$6,862	$651,316

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)      Real estate mortgage investment conduits are pass-through entities that hold residential loans and investors are issued ownership interests in the entities in the form of a bond. The securities were issued by government agencies.
     The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2007 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed securities	$68,821	(396)	14,792	(159)	83,613	(555)
Real estate mortgage investment conduits	3,475	(5)	35,398	(2,398)	38,873	(2,403)
Other bonds	200	—	246	(4)	446	(4)

Total available for sale securities:	$72,496	(401)	50,436	(2,561)	122,932	(2,962)

     Unrealized losses on securities outstanding greater than twelve months at December 31, 2007 were caused primarily by interest rate increases. The cash flows of these securities are guaranteed by government sponsored enterprises. Management has the intent and ability to hold the securities until the price recovers and expects that the securities would be settled at a price not less than the carrying amount. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2007.
     Unrealized losses on securities outstanding less than twelve months at December 31, 2007 were also caused by interest rate increases. These securities are guaranteed by government agencies and are of high credit quality. Since these securities are of high credit quality and the decline in value has existed for a short period of time, management believes that these securities may recover their losses in the foreseeable future and management has the intent and ability to hold the securities until the price recovers. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2007.
     The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006 (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Available for sale securities:
Mortgage-backed securities	$30,868	(88)	142,632	(3,025)	173,500	(3,113)
Real estate mortgage investment conduits	—	—	38,851	(2,068)	38,851	(2,068)
Tax exempt securities	29,715	(65)	79,169	(1,606)	108,884	(1,671)
Other bonds	242	(8)	198	(2)	440	(10)

Total available for sale securities:	$60,825	(161)	260,850	(6,701)	321,675	(6,862)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
December 31, 2007 (1) (2)	Cost	Value
Due within one year	$410	$410
Due after one year, but within five years	134,548	135,750
Due after five years, but within ten years	1,936	1,947
Due after ten years	649,473	651,035

Total	$786,367	$789,142

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

(2)	Scheduled maturities are based upon contractual maturities.
     The components of securities activities, net were (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Gross gains on securities sales	$15,731	$10,137	$859
Gross losses on securities sales	(4,341)	(168)	(18)
Other-than-temporary impaiments	(3,316)	—	—
Unrealized gains on securities	338	—	12
Realized losses on securities	—	(156)	(6)

Securities activities, net	$8,412	$9,813	$847

     Proceeds from sales of securities available for sale were $623.8 million, $70.3 million and $127.9 million during the years ended December 31, 2007, 2006 and 2005, respectively.
     During the year ended December 31, 2006, MasterCard International (“MasterCard”) completed an initial public offering (“IPO”) of its common stock. Pursuant to the IPO, member financial institutions received cash and Class B Common Stock for their interest in MasterCard. BankAtlantic received $0.5 million in cash and 25,587 shares of MasterCard’s Class B Common Stock. The $0.5 million cash proceeds were reflected in the Company’s Consolidated Statement of Operations in “Securities activities, net.” The Class B Common Stock received was accounted for as a nonmonetary transaction and recorded at historical cost. During the year ended December 31, 2007, BankAtlantic sold 22,000 shares of MasterCard Common Stock for a gain of $3.4 million.
     The change in net unrealized holding gains or losses on securities available for sale, included as a separate component of stockholders’ equity, was as follows (in thousands):

	For The Years Ended December 31,
	2007	2006	2005
Net change in other comprehensive income on securities available for sale	$10,356	$5,694	$(6,863)
Change in deferred tax provision (benefit) on net unrealized losses on securities available for sale	3,838	1,936	(2,509)

Change in stockholders’ equity from net unrealized gain (loss) on securities available for sale	$6,518	$3,758	$(4,354)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Investment Securities
     The following tables summarize investment securities (in thousands):

	Investment Securities
	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Stifel restricted common stock (1)	$31,433	$3,061	$—	$34,494
Private investment securities (2)	8,184	1,407	—	9,591
Equity securities (4)	—	603	—	603

	$39,617	$5,071	$—	$44,688

	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Tax exempt securities (3)	$200,182	$962	$338	$200,806
Private investment securities (2)	6,500	1,714	—	8,214

	$206,682	$2,676	$338	$209,020

(1)	Stifel common stock that is subject to restrictions for more than one year is accounted for as investment securities at cost.

(2)	Private investment securities consist of equity instruments purchased through private placements and are accounted for at historical cost adjusted for other-than-temporary declines in value.

(3)	Tax exempt securities consist of municipal bonds.

(4)	Equity securities consisted of 3,587 shares of MasterCard International (“MasterCard”) Class B Common Stock acquired through MasterCard’s 2006 initial public offering (“IPO”).
     In October 2007, BankAtlantic’s Investment Committee approved a plan to restructure its investment portfolio with a view towards improving the net interest margin and shortening the duration of the portfolio. The tax-exempt municipal securities in the investment securities portfolio had long durations, and the tax-free returns on these securities were not beneficial to the Company in light of the losses which were incurred during the nine months ended September 30, 2007. As a consequence, management decided to sell the held-to-maturity municipal securities and transferred its entire held-to-maturity municipal securities portfolio of $203.0 million to securities available for sale in October 2007. Management does not plan to designate securities as held-to-maturity for the foreseeable future and believes that maintaining its securities in the available for sale category provides greater flexibility in the management of the overall investment portfolio.
     Management reviews its investment securities portfolio for other-than-temporary declines in value quarterly. As a consequence of the review during the fourth quarter of 2007 the Company recognized a $3.3 million other-than-temporary decline in value related to private investment securities. As of December 31, 2007, there were no impaired investment securities.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Tax Certificates
     The following table summarizes tax certificates (in thousands):

	December 31, 2007		December 31, 2006
		Estimated		Estimated
		Fair		Fair
	Cost	Value	Cost	Value
Tax certificates (1)(2) —
Net of allowance of $3,289 and $3,699, respectively	$188,401	$188,401	$195,391	$195,391

(1)	Management considers the estimated fair value equivalent to book value for tax certificates since these securities have no readily traded market value.

(2)	Based on historical repayment experience, the majority of tax certificates are redeemed in two years or less.
     Activity in the allowance for tax certificate losses was (in thousands):

	For the Years Ended December 31
	2007	2006	2005
Balance, beginning of period	$3,699	$3,271	$3,297

Charge-offs	(867)	(295)	(979)
Recoveries	157	423	603

Net (charge-offs) recoveries	(710)	128	(376)
Provision charged to operations	300	300	350

Balance, end of period	$3,289	$3,699	$3,271

9. Loans Receivable and Loans Held for Sale
     The loan portfolio consisted of the following components (in thousands):

	December 31,
	2007	2006
Real estate loans:
Residential	$2,155,752	$2,150,626
Construction and development	416,484	475,041
Commercial	882,307	972,905
Consumer — home equity	676,262	562,318
Small business	211,797	186,833
Other loans:
Commercial business	131,044	157,109
Small business — non-mortgage	105,867	98,225
Consumer loans	15,667	17,406
Deposit overdrafts	15,005	8,440

Total gross loans	4,610,185	4,628,903

Adjustments:
Premiums, discounts and net deferred fees	3,936	1,306
Allowance for loan losses	(94,020)	(43,602)
Loans receivable — net	$4,520,101	$4,586,607

Loans held for sale	$4,087	$9,313

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Loans held for sale at December 31, 2007 and 2006 consisted of $0.1 million and $2.5 million of residential loans originated by BankAtlantic (primarily loans that qualify under the Community Reinvestment Act) designated as held for sale and $4.0 million and $6.8 million, respectively, of loans originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, this mortgage company purchases the loans from BankAtlantic 14 days after the date of funding. BankAtlantic owns the loans during the 14 day period and accordingly earns the interest income during the period. The sales price is negotiated quarterly for all loans sold during the quarter based on originated loan balance.
     Undisbursed loans in process consisted of the following components (in thousands):

	December 31,
	2007	2006
Residential	$2,982	$7,880
Construction and development	214,159	384,515
Commercial	105,336	90,447

Total undisbursed loans in process	$322,477	$482,842

     BankAtlantic’s loan portfolio had the following geographic concentration based on outstanding loan balances at December 31, 2007:

Florida	57%
Eastern U.S.A.	23%
Western U.S.A.	16%
Central U.S.A	4%

100%

Allowance for Loan Losses (in thousands):

	For Years Ended December 31,
	2007	2006	2005
Balance, beginning of period	$43,602	$41,192	$46,010
Loans charged-off	(22,642)	(8,905)	(2,694)
Recoveries of loans previously charged-off	2,218	2,741	4,491

Net (charge-offs) recoveries	(20,424)	(6,164)	1,797
Provision for loan losses	70,842	8,574	(6,615)

Balance, end of period	$94,020	$43,602	$41,192

     The following summarizes impaired loans (in thousands):

	December 31, 2007		December 31, 2006
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$113,955	$17,809	$325	$162
Impaired loans without specific valuation allowances	67,124	—	10,319	—

Total	$181,079	$17,809	$10,644	$162

     The average gross recorded investment in impaired loans was $76.7 million, $13.6 million and $6.8 million during the years ended December 31, 2007, 2006 and 2005, respectively. BankAtlantic measured non-homogenous loans for

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
impairment using the fair value less cost to sell method.
     Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Contracted interest income	$15,042	$2,715	$343
Interest income recognized	(10,071)	(2,203)	(192)

Foregone interest income	$4,971	$512	$151

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
Non-performing assets (in thousands):

	December 31,
	2007	2006	2005
Non-accrual — tax certificates	$2,094	$632	$388

Loans 90 days past due and still accruing	—	—	—
Non-accrual — loans
Residential	8,678	2,629	5,981
Commercial real estate and business	165,818	—	340
Small business	877	244	9
Consumer – home equity	3,218	1,563	471

Total non-accrual loans	178,591	4,436	6,801

Real estate owned	17,216	21,747	967

Total non-performing assets	$197,901	$26,815	$8,156

Other potential problem loans (in thousands):

	At December 31,
	2007	2006	2005
Performing impaired loans, net of specific allowances	$—	$162	$193
Restructured loans	2,488	—	77

Total potential problem loans	$2,488	$162	$270

     Performing impaired loans are impaired loans which are still accruing interest. Restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. BankAtlantic had commitments to lend $3.1 million of additional funds on non-performing and potential problem loans as of December 31, 2007.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Foreclosed asset activity in non-interest expense includes the following (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Real estate acquired in settlement of loans and tax certificates:
Operating expenses, net	$(243)	$(224)	$(75)
Impairment of REO	(7,299)	—	—
Net gain on sales	427	1,443	1,840

Net real estate owned activity	$(7,115)	$1,219	$1,765

10. Accrued Interest Receivable
     Accrued interest receivable consisted of (in thousands):

	December 31,
	2007	2006
Loans receivable	$27,648	$29,601
Tax exempt securities	—	1,913
Tax certificates	13,428	11,215
Securities available for sale	5,195	4,944

Accrued interest receivable	$46,271	$47,673

11. Office Properties and Equipment
     Office properties and equipment was comprised of (in thousands):

	December 31,
	2007	2006
Land	$54,920	$60,874
Buildings and improvements	160,637	127,748
Furniture and equipment	103,080	96,505

Total	318,637	285,127
Less accumulated depreciation	74,774	65,410

Office properties and equipment — net	$243,863	$219,717

     Included in occupancy and equipment expense on the Company’s consolidated statement of operations was $19.8 million, $16.0 million and $11.6 million of depreciation expense for the years ended December 31, 2007, 2006 and 2005, respectively. Included in furniture and equipment at December 31, 2007 and 2006 was $6.4 million and $6.4 million, respectively, of unamortized software costs. Included in depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $3.0 million, $2.6 million and $2.1 million, respectively, of software cost amortization.
     During the years ended December 31, 2007 and 2006, BankAtlantic exchanged branch facilities properties with unrelated third parties. The transactions were real estate for real estate exchanges with no cash payments received. The transaction was accounted for at the fair value of the branch facilities transferred and BankAtlantic recognized a $0.5 million and $1.8 million gain in connection with the exchanges for the years ended December 31, 2007 and 2006, respectively.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Deposits
     The weighted average nominal interest rate payable on deposit accounts at December 31, 2007 and 2006 was 3.22 % and 2.40%, respectively. The stated rates and balances on deposits were (dollars in thousands):

	December 31,
	2007		2006
	Amount	Percent	Amount	Percent
Interest free checking	$824,211	20.85%	$995,920	25.75%
Insured money fund savings
2.45% at December 31, 2007,
2.30% at December 31, 2006,	624,390	15.79	677,642	17.52
NOW accounts
1.50% at December 31, 2007,
1.10% at December 31, 2006,	900,233	22.77	779,383	20.16
Savings accounts
1.50% at December 31, 2007,
1.10% at December 31, 2006,	580,497	14.68	465,172	12.03

Total non-certificate accounts	2,929,331	74.09	2,918,117	75.46

Certificate accounts:
Less than 2.00%	16,261	0.41	11,923	0.31
2.01% to 3.00%	52,435	1.33	16,425	0.43
3.01% to 4.00%	164,744	4.17	174,165	4.50
4.01% to 5.00%	445,498	11.27	278,934	7.21
5.01% to 6.00%	339,625	8.59	459,046	11.87
6.01% to 7.00%	32	0.00	2,691	0.07

Total certificate accounts	1,018,595	25.77	943,184	24.39

Total deposit accounts	3,947,926	99.86	3,861,301	99.85

Premium on brokered deposits	—	—	(7)	(0.00)
Interest earned not credited to deposit accounts	5,479	0.14	5,742	0.15

Total	$3,953,405	100.00%	$3,867,036	100.00%

     Interest expense by deposit category was (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Money fund savings and NOW accounts	$26,031	$20,413	$16,592
Savings accounts	12,559	2,936	909
Certificate accounts — below $100,000	25,512	23,136	12,676
Certificate accounts, $100,000 and above	21,002	13,048	10,225
Less early withdrawal penalty	(628)	(574)	(318)

Total	$84,476	$58,959	$40,084

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At December 31, 2007, the amounts of scheduled maturities of certificate accounts were (in thousands):

	For the Years Ending December 31,
	2008	2009	2010	2011	2012	Thereafter
0.00% to 2.00%	$15,552	$534	$87	$4	$83	$1
2.01% to 3.00%	51,274	928	223	—	10	—
3.01% to 4.00%	143,381	12,042	5,535	1,927	1,755	104
4.01% to 5.00%	382,109	26,191	8,992	2,094	26,112	—
5.01% to 6.00%	272,764	40,098	25,231	688	844	—
6.01% and greater	—	6	—	26	—	—

Total	$865,080	$79,799	$40,068	$4,739	$28,804	$105

     Time deposits of $100,000 and over had the following maturities (in thousands):

December 31,
2007
3 months or less	$119,155
4 to 6 months	128,155
7 to 12 months	94,775
More than 12 months	117,840

Total	$459,925

     Included in deposits at December 31, was (in thousands):

	2007	2006
Brokered deposits	$14,665	$60,956
Public deposits	323,879	62,940

Total institutional deposits	$338,544	$123,896

     Ryan Beck acted as principal dealer in obtaining $10.0 million of brokered deposits outstanding as of December 31, 2006. There were no brokered deposits obtained from Ryan Beck as of December 31, 2007. BankAtlantic has various relationships for obtaining brokered deposits which provide for an alternative source of borrowings, when and if needed.
     As of December 31, 2007, BankAtlantic pledged $161.8 million of securities available for sale against public deposits.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Advances from Federal Home Loan Bank
Advances from Federal Home Loan Bank (“FHLB”) (dollars in thousands):

Maturity Date		December 31,
Ending December 31,	Interest Rate	2007
2008	4.51% to 5.61%	$1,190,000
2009	4.97% to 5.25%	100,000
2010	5.84% to 7.22%	32,000

Total fixed rate advances		1,322,000

2008	5.01%	25,000
2009	4.99%	50,000

Total adjustable rate advances		75,000

Purchase accounting fair value adjustments		44

Total FHLB advances		$1,397,044

Average cost during period		5.31%

Average cost end of period		4.82%

     BankAtlantic’s line of credit with the FHLB is limited to 40% of assets, subject to available collateral, with a maximum term of 10 years. At December 31, 2007, $2.2 billion of 1-4 family residential loans, $149.2 million of commercial real estate loans and $644.5 million of consumer loans were pledged against FHLB advances. In addition, FHLB stock is pledged as collateral for outstanding FHLB advances.
     During the year ended December 31, 2006, BankAtlantic incurred prepayment penalties of $1.5 million upon the repayment of $384 million of advances and recorded a gain of $1.5 million upon the repayment of $100 million of advances.
14. Federal Funds Purchased and Treasury Borrowings
     BankAtlantic established $512.9 million of lines of credit with other banking institutions for the purchase of federal funds. BankAtlantic also participates in a treasury tax and loan program with the Department of Treasury (the “Treasury”). Under this program, the Treasury, at its option, can invest up to $50 million with BankAtlantic at a federal funds rate less 25 basis points. At December 31, 2007 and 2006, the outstanding balance under this program was $50 million and $7.0 million, respectively. BankAtlantic has pledged $59.6 million of securities available for sale as collateral for treasury tax and loan borrowings as of December 31, 2007.
     As of December 31, 2007, BankAtlantic pledged $9.9 million of consumer loans to the Federal Reserve Bank of Atlanta (“FRB”) as collateral for potential advances of $7.9 million. The FRB line of credit has not yet been utilized by the Company.
     The following table provides information on federal funds purchased and Treasury borrowings at December 31, (dollars in thousands):

	2007	2006	2005
Ending balance	$108,975	$32,026	$139,475
Maximum outstanding at any month end within period	$175,000	$266,237	$181,065
Average amount outstanding during period	$115,334	$176,237	$124,605
Average cost during period	5.17%	5.17%	3.42%

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Securities Sold Under Agreements to Repurchase
     Securities sold under agreements to repurchase represent transactions whereby the Company sells a portion of its current investment portfolio (usually MBS’s and REMIC’s) at a negotiated rate and agrees to repurchase the same assets on a specified future date. The Company issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities available for sale and investment securities. Customer repurchase agreements are not insured by the FDIC. At December 31, 2007 and 2006, the outstanding balances of customer repurchase agreements were $58.3 million and $101.9 million, respectively. There were no institutional repurchase agreements outstanding at December 31, 2007 and 2006.
     The following table provides information on the agreements to repurchase (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Maximum borrowing at any month-end within the period	$109,430	$202,607	$287,088
Average borrowing during the period	$73,848	$123,944	$185,111
Average interest cost during the period	4.88%	4.83%	2.88%
Average interest cost at end of the period	3.46%	5.17%	4.10%
     The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

				Weighted
		Estimated		Average
	Amortized	Fair	Repurchase	Interest
	Cost	Value	Balance	Rate
December 31, 2007 (1)
Mortgage-backed
securities	$30,028	$30,251	$26,848	3.46%
REMIC	37,796	35,398	31,417	3.46

Total	$67,824	$65,649	$58,265	3.46%

December 31, 2006 (1)
Mortgage-backed
securities	$65,313	$64,856	$63,746	5.17%
REMIC	40,919	38,851	38,186	5.17

Total	$106,232	$103,707	$101,932	5.17%

(1)	At December 31, 2007 and 2006, all securities were classified as available for sale and were recorded at fair value in the consolidated statements of financial condition.
     All repurchase agreements existing at December 31, 2007 matured and were repaid in January 2008. These securities were held by unrelated broker dealers.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. Notes, Bonds, Secured Borrowings and Junior Subordinated Debentures
     The Company had the following subordinated debentures and mortgage-backed bonds outstanding at December 31, 2007 and 2006 (in thousands):

	Issue	December 31,		Interest	Maturity
	Date	2007	2006	Rate	Date
BankAtlantic Borrowings
Subordinated debentures (1)	10/29/02	$22,000	22,000	LIBOR + 3.45%	11/7/2012
Mortgage-Backed Bond	3/22/02	4,654	7,923	(2)	9/30/2013

Total BankAtlantic borrowings		26,654	29,923

Total notes and bonds		$26,654	29,923

(1)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.

(2)	The bonds adjust semi-annually to the ten year treasury constant maturity rate minus 23 basis points.
     The Company had the following junior subordinated debentures outstanding at December 31, 2007 and 2006 (in thousands):

						Beginning
						Optional
	Issue	As of December 31,		Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	2007	2006	Rate (1)	Date	Date
BBX Capital Trust Trust I(A)	6/26/2007	$25,774	—	LIBOR + 1.45	9/15/2037	9/15/2012
BBX Capital Trust Trust II(A)	9/20/2007	5,155	—	LIBOR + 1.50	12/15/2037	12/15/2012
BBC Capital Trust II	3/5/2002	57,088	57,088	8.50%	3/31/2032	3/31/2007
BBC Capital Trust III	6/26/2002	25,774	25,774	LIBOR + 3.45%	6/26/2032	6/26/2007
BBC Capital Trust IV	9/26/2002	25,774	25,774	LIBOR + 3.40%	9/26/2032	9/26/2007
BBC Capital Trust V	9/27/2002	10,310	10,310	LIBOR + 3.40%	9/30/2032	9/27/2007
BBC Capital Trust VI	12/10/2002	15,450	15,450	LIBOR + 3.35%	12/10/2032	12/10/2007
BBC Capital Trust VII	12/19/2002	25,774	25,774	LIBOR + 3.25%	12/19/2032	12/19/2007
BBC Capital Trust VIII	12/19/2002	15,464	15,464	LIBOR + 3.35%	1/7/2033	12/19/2007
BBC Capital Trust IX	12/19/2002	10,310	10,310	LIBOR + 3.35%	1/7/2033	12/19/2007
BBC Capital Trust X	3/26/2003	51,548	51,548	6.40 (2)%	3/26/2033	3/26/2008
BBC Capital Trust XI	4/10/2003	10,310	10,310	6.45 (2)%	4/24/2033	4/24/2008
BBC Capital Trust XII	3/27/2003	15,464	15,464	6.65 (2)%	4/7/2033	4/7/2008

Total Junior Subordinated
Debentures		$294,195	263,266

(1)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.

(2)	Adjusts to floating three-month LIBOR plus 3.25% rate five years from the issue date.
     Junior subordinated debentures and mortgage-backed bonds outstanding at December 31, 2007 mature after 2012. Subordinated debentures of $22 million mature in 2012.
     At December 31, 2007 and 2006, $4.1 million and $5.0 million, respectively, of unamortized underwriting discounts and costs associated with the issuance of subordinated debentures and junior subordinated debentures were included in other assets in the Company’s Consolidated Statements of Financial Condition.
Junior Subordinated Debentures:
     The Company has formed thirteen statutory business trusts (“Trusts”) which are currently in existence for the purpose of issuing Trust Preferred Securities (“trust preferred securities”) and investing the proceeds thereof in junior subordinated debentures of the Company. The trust preferred securities are fully and unconditionally guaranteed by the Company.

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
     BankAtlantic assumed a $15.9 million mortgage-backed bond in connection with a financial institution acquisition during 2002. The mortgage-backed bond had an outstanding balance of $4.7 million and $7.9 million at December 31, 2007 and 2006, respectively. BankAtlantic pledged $11.1 million of residential loans as collateral for this bond at December 31, 2007.
     In October 2002, BankAtlantic issued $22 million of floating rate subordinated debentures due 2012. The subordinated debentures pay interest quarterly at a floating rate equal to 3-month LIBOR plus 345 basis points and are redeemable after October 2007 at a price based upon then-prevailing market interest rates. The net proceeds were used by BankAtlantic for general corporate purposes. The subordinated debentures were issued by BankAtlantic in a private transaction as part of a larger pooled securities offering. The subordinated debentures currently qualify for inclusion in BankAtlantic’s total risk based capital.
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
17. Restricted Stock, Common Stock and Common Stock Option Plans
Issuance and Redemption of Class A Common Stock
     During the years ended December 31, 2007, 2006 and 2005, the Company received net consideration of $2.4 million, $6.0 million and $2.3 million, respectively, from the exercise of stock options. During the years ended December 31, 2006 and 2005, the Company redeemed 528,896 and 260,417 shares of Class A common stock as consideration for the payment of the exercise price of stock options and for the payment of the optionee’s minimum statutory withholding taxes amounting to $7.3 million and $4.7 million, respectively. There were no redemptions of Class A common stock associated with the exercise of stock options for the year ended December 31, 2007.
     On May 2, 2006, BankAtlantic Bancorp’s Board of Directors approved the repurchase of up to 6 million shares of its Class A common stock through open market or private transactions. During the year ended December 31, 2007 and 2006 the Company repurchased and retired 5,440,300 and 559,700 shares of its Class A common stock for $53.8 million and $7.8 million, respectively. The company repurchased all 6,000,000 shares under this program.
     On September 11, 2007 the Company’s Board of Directors approved the repurchase of an additional 6 million shares of Class A common stock. The shares may be purchased on the open market or through private transactions. The timing and the amount of the repurchases, if any, will depend on the market conditions, share price, trading volume and other factors. As of December 31, 2007 no shares had been repurchased under this program.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
BankAtlantic Bancorp Restricted Stock and Stock Option Plans:

	Stock Option Plans
				Vesting
	Maximum	Shares	Class of	Requirements	Type of
	Term	Authorized (3)	Stock	(1)	Options (2)

1996 Stock Option Plan	10 years	2,246,094	A	5 Years (1)	ISO, NQ
1999 Non-qualifying Stock Option Plan	10 years	862,500	A	(1)	NQ
1999 Stock Option Plan	10 years	862,500	A	(1)	ISO, NQ
2000 Non-qualifying Stock Option Plan	10 years	1,704,148	A	Immediately	NQ
2001 Amended and Restated Stock Option Plan	10 years	3,918,891	A	5 Years (1)	ISO, NQ
2005 Restricted Stock and Option Plan (4)	10 years	6,000,000	A	5 Years (1)	ISO, NQ

(1)	Vesting is established by the Compensation Committee in connection with each grant of options or restricted stock. All directors’ stock options vest immediately.

(2)	ISO — Incentive Stock Option

NQ — Non-qualifying Stock Option

(3)	During 2001 shares underlying options available for grant under all stock options plans except the 2001 stock option plan were canceled. During 2005 shares underlying restricted stock and options available for grant under the 2001 stock option plan were canceled.

(4)	The Plan provides that up to 6,000,000 shares of Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan.
Share-Based Compensation:
     The following table illustrates the impact of adopting SFAS 123R on the Company’s Consolidated Statement of Operations reflected as compensation expense recognized, for each of the years ended December 31 (in thousands):

	2007	2006
Income from continuing operations before tax	$(3,727)	$(3,931)
Benefit from income tax	1,767	821

Income from continuing operations	(1,960)	(3,110)
Discontinued operations net of tax of $603 and $273	(903)	(390)

Net income	$(2,863)	$(3,500)

Basic earnings per share from continuing operations	$(0.03)	$(0.05)

Diluted earnings per share from continuing operations	$(0.03)	$(0.05)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table illustrates the pro forma effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the year ended December 31:

(in thousands, except share data)	2005
Pro forma net income
Net income, as reported	$59,182
Add: Stock-based employee compensation expense included in reported net income, net of related income tax effects	239
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(2,531)

Pro forma net income	$56,890

Earnings per share:
Basic as reported	$0.98

Basic pro forma	$0.94

Diluted as reported	$0.92

Diluted pro forma	$0.89

     In addition, prior to the adoption of SFAS 123R, the tax benefits of stock option exercises were classified as operating cash flows. Since the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the compensation cost recognized for options are classified as financing cash flows. As the Company adopted the modified prospective transition method as of January 1, 2006, the statement of cash flows for the year ended December 31, 2005 was not adjusted to reflect current period presentation.
     The following is a summary of the Company’s Class A nonvested common share activity:

	Class A	Weighted
	Nonvested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2004	163,787	$7.40
Vested	(40,421)	8.10
Forfeited	—	—
Granted	9,268	18.88

Outstanding at December 31, 2005	132,634	$8.00
Vested	(34,826)	11.12
Forfeited	—	—
Granted	31,389	14.74

Outstanding at December 31, 2006	129,197	$8.79

Vested	(37,913)	9.79
Forfeited	—	—
Granted	62,160	8.44

Outstanding at December 31, 2007	153,444	$8.40

     As of December 31, 2007, approximately $1.0 million of total unrecognized compensation cost was related to nonvested restricted stock compensation. The cost is expected to be recognized over a weighted-average period of approximately 2 years. The fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $352,000, $579,000 and $980,000, respectively. The Company recognizes stock based compensation costs based on the grant date fair value. The grant date fair value for stock options is calculated using the Black-Scholes option pricing model

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
incorporating an estimated forfeiture rate and recognizes the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years. The Company based the estimated forfeiture rate of its nonvested options on its historical experience during the preceding five years.
     The Company formulated its assumptions used in estimating the fair value of employee options granted subsequent to January 1, 2006 in accordance with guidance under SFAS 123R and the guidance provided by the SEC in Staff Accounting Bulletin No. 107 (“SAB 107”). As part of this assessment, management determined that the historical volatility of the Company’s stock should be adjusted to reflect the spin-off of Levitt Corporation (“Levitt”) on December 31, 2003 because the Company’s historical volatility prior to the Levitt spin-off was not a good indicator of future volatility. Management reviewed the Company’s stock volatility subsequent to the Levitt spin-off along with the stock volatility of other companies in its peer group. Based on this information, management determined that the Company’s stock volatility was similar to its peer group subsequent to the Levitt spin-off. As a consequence, management estimates the Company’s stock volatility over the estimated life of the stock options granted using peer group experiences instead of the Company’s historical data. As part of its adoption of SFAS 123R, the Company examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any employee population patterns in the exercise of its options. As such, the Company used the guidance of SAB 107 to determine the estimated term of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term + original contractual term)/2).
     The table below presents the weighted average assumptions used to value options granted to employees and directors.

	Weighted Average
	2007	2006	2005
Expected volatility	29.44%	31.44%	31.00%
Expected dividends	1.75%	1.03%	0.76%
Expected term (in years)	7.23	7.45	7.00
Risk-free rate	4.92%	5.19%	4.10%

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following is a summary of the Company’s Class A common stock option activity:

		Weighted	Weighted
	Class A	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)
Outstanding at December 31, 2004	6,174,845	$6.79	5.4
Exercised	(923,140)	2.52
Forfeited	(71,023)	11.13
Expired	—	—
Granted	858,571	18.74

Outstanding at December 31, 2005	6,039,253	9.08	5.7
Exercised	(1,459,740)	4.13
Forfeited	(259,776)	13.58
Expired	(32,100)	9.30
Granted	951,268	14.75

Outstanding at December 31, 2006	5,238,905	11.29	6.4
Exercised	(441,137)	5.55
Forfeited	(377,432)	13.59
Expired	(79,098)	11.85
Granted	981,247	9.36

Outstanding at December 31, 2007	5,322,485	$11.23	6.2	$474

Exercisable at December 31, 2007	1,669,220	$6.76	3.5	$474

Available for grant at December 31, 2007	3,459,860

     The weighted average grant date fair value of options granted during the years 2007, 2006 and 2005 was $3.20, $5.99, and $7.27, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005, was $2.1 million, $14.0 million and $14.2 million, respectively.
     Total unearned compensation cost related to the Company’s nonvested Class A common stock options was $9.3 million at December 31, 2007. The cost is expected to be recognized over a weighted average period of 2.6 years.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Income Taxes
     The (benefit) provision for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Continuing operations	$(27,572)	$7,097	$23,403
Discontinued operations	(4,124)	(8,001)	10,095

Total (benefit) provision for income taxes	$(31,696)	$(904)	$33,498

Continuing operations:
Current:
Federal	$(4,251)	$6,161	$20,407
State	21	(197)	2,675

	(4,230)	5,964	23,082

Deferred:
Federal	(18,180)	674	271
State	(5,162)	459	50

	(23,342)	1,133	321

(Benefit) provision for income taxes	$(27,572)	$7,097	$23,403

     The Company’s actual (benefit) provision for income taxes from continuing operations differ from the Federal expected income tax provision as follows (in thousands):

	For the Years Ended December 31,
	2007		2006		2005
Income tax (benefit) provision at expected federal income tax rate of 35%	$(20,154)	(35.00)%	$11,892	35.00%	$23,075	35.00%
Increase (decrease) resulting from:
Tax-exempt income	(3,755)	(6.52)	(4,621)	(13.60)	(4,540)	(6.89)
(Benefit) provision for state taxes net of federal benefit	(3,342)	(5.80)	170	0.50	1,772	2.69
Change in valuation allowances	856	1.49	1,269	3.74	777	1.18
Tax credits	(856)	(1.49)	(721)	(2.12)	(549)	(0.83)
Fines and penalties	—	—	—	—	3,500	5.31
Other — net	(321)	(0.56)	(892)	(2.63)	(632)	(0.96)

(Benefit) provision for income taxes	$(27,572)	(47.88)%	$7,097	20.89%	$23,403	35.50%

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Deferred tax assets:
Allowance for loans, REO, tax certificate losses and write-downs, for financial statement purposes	$38,786	20,317	19,978
Federal and State net operating loss carryforward	7,116	5,421	3,609
Compensation expensed for books and deferred for tax purposes	410	13,099	10,225
Real estate held for development and sale capitalized costs for tax purposes in excess of amounts capitalized for financial statement purposes	342	374	1,135
Accumulated other comprehensive income	—	896	4,057
Share Based Compensation	1,078	827	—
Other	4,174	3,344	1,930

Total gross deferred tax assets	51,906	44,278	40,934
Less valuation allowance	(5,466)	(4,610)	(3,341)

Total deferred tax assets	46,440	39,668	37,593

Deferred tax liabilities:
Deferred loan income	1,993	1,956	1,452
Purchase accounting adjustments for bank acquisitions	964	1,929	2,219
Accumulated other comprehensive income	3,304	—	—
Prepaid pension expense	2,530	2,438	2,454
Depreciation for tax greater than book	3,293	2,685	665
Securities owned recorded at fair value for books and historical cost for tax purposes	—	188	931
Other	2,290	468	257

Total gross deferred tax liabilities	14,374	9,664	7,978

Net deferred tax asset	32,066	30,004	29,615
Less net deferred tax asset at beginning of period	(30,004)	(29,615)	(20,269)
Reduction in deferred tax asset associated with Ryan Beck sale	16,593	—	—
Increase (decrease) in accumulated other comprehensive income	4,200	3,161	(3,451)

Benefit for deferred income taxes	22,855	3,550	5,895
Provision (benefit) for deferred income taxes — discontinued operations	487	(4,683)	(6,216)

Benefit (provision) for deferred income taxes — continuing operations	$23,342	(1,133)	(321)

     Activity in the deferred tax valuation allowance was (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Balance, beginning of period	$4,610	$3,341	$2,564
Increase in State deferred tax valuation allowance	856	1,269	777

Balance, end of period	$5,466	$4,610	$3,341

     Except as discussed below, management believes that the Company will have sufficient taxable income of the appropriate character in future years to realize the net deferred income tax asset. In evaluating the expectation of sufficient future taxable income, management considered expectations concerning trends in earnings, taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. A valuation allowance was required at December 31, 2007, 2006 and 2005 as it was management’s assessment that based on available information, it is more likely than not that certain State net operating loss (“NOL”) carryforwards included in the Company’s deferred tax assets will not be realized. A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of the net deferred income tax asset that is expected to be realized.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company files separate State income tax returns in each State jurisdiction. BankAtlantic Bancorp has incurred taxable losses during the past nine years resulting from its debt obligations. Leasing Technology Inc., a subsidiary of BankAtlantic, has incurred significant losses associated with its lease financing activities and Palm River Development Corp., a subsidiary of BankAtlantic, has incurred continuing taxable losses associated with a real estate development. As a consequence, management believes that it is more likely than not that the State NOL carryforwards associated with these companies will not be realized. The Company’s and its subsidiaries’ State NOL carryforwards expire from 2016 through 2027.
     At December 31, 2007, the Company had the following State tax NOL carryforwards (in thousands):

December 31,
2007
BankAtlantic	$46,134
BankAtlantic Bancorp Inc.	129,265
Leasing Technology Inc.	9,263
Palm River Development Corp.	14,364

Total State NOL carryforwards	$199,026

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
     The Company and its subsidiaries file a consolidated federal income tax return but separate state income tax returns. The Company’s federal income tax returns for all years subsequent to the 2003 tax year are subject to examination. Various state jurisdiction tax years remain open to examination. The Company is not currently under examination by any taxing authority.
     A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period was as follows:

(in thousands)	Amount
Balance as of January 1, 2007	$885
Cumulative effect adjustment upon adoption of FIN No. 48	(700)
Additions based on tax positions related to current year	194
Additions based on tax positions related to prior year	88
Reductions of tax positions for prior years	(273)

Balance as of December 31, 2007	$194

     The recognition of the $194,000 of unrecognized tax benefits would result in a 0.33% decrease in the Company’s effective tax rate.
     Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2007, the Company had $21.5 million of excess allowance for bad debts for which no provision for income tax has been provided. If, in the future, this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $7.5 million would be owed.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19. Employee Benefit Plans
Defined Benefit Pension Plan:
     At December 31, 1998, the Company froze its defined benefit pension plan (“ the Plan”). All participants in the Plan ceased accruing service benefits beyond that date and became vested. The Company is subject to future pension expense or income based on future actual plan returns and actuarial values of the Plan obligations to employees.
     The following tables set forth the Plan’s obligations funded status at December 31, 2007 and 2006 included in the Consolidated Statements of Financial Condition (in thousands):

	December 31,
	2007	2006
Benefit obligation at the beginning of the year	$29,620	$29,381
Interest cost	1,656	1,624
Actuarial (gains)	(1,403)	(557)
Benefits paid	(955)	(828)

Benefit obligation at end of year	$28,918	$29,620

     The following tables set forth the change in the Plan’s assets at December 31, 2007 and 2006 included in the Consolidated Statements of Financial Condition (in thousands):

	December 31,
	2007	2006
Fair value of Plan assets at the beginning of year	$28,626	$26,151
Actual return on Plan assets	1,433	3,303
Employer contribution	—	—
Benefits paid	(955)	(828)

Fair value of Plan assets as of actuarial date	$29,104	$28,626

Funded status at end of year (1)	186	(994)

(1)	The funded accumulated benefit obligation at December 31, 2007 was recorded in other assets and the unfunded accumulated benefit obligation at December 31, 2006 was recorded in other liabilities in the Company’s Consolidated Statement of Financial Condition.
     Net pension expense and other comprehensive income include the following components (in thousands):

	For the Years Ended
	2007	2006	2005
Interest cost on projected benefit obligation	1,656	1,624	1,565
Expected return on plan assets	(2,396)	(2,190)	(2,100)
Amortization of net losses (1)	501	933	698

Net periodic pension (income) expense (2)	$(239)	$367	$163

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Change in accumulated benefit obligations	1,180	2,236	(2,094)
Change in deferred tax assets	(363)	(1,204)	942

Total recognized net periodic benefit cost and other comprehensive income	578	1,399	(989)

(1)	The estimated net losses that will be amortized from other comprehensive income into net periodic benefit cost for the year ended December 31, 2008 are $433,000.

(2)	Periodic pension (income) expense is included in compensation expense.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. The adoption of this Statement had no incremental effect on the Company’s financial statements. The Plan’s accumulated benefit obligation and its projected benefit obligation are equal since participants do not accrue service benefits. As a consequence, there were no additional amounts recorded to recognize the funded status of the Plan upon adoption of SFAS No.158.
     The actuarial assumptions used in accounting for the Plan were:

	For the Years Ended December 31,
	2007	2006	2005
Weighted average discount rate used to determine benefit obligation	6.00%	5.75%	5.50
Weighted average discount rate used to to determine net periodic benefit cost	5.75%	5.50	6.00
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return	8.50%	8.50%	8.50
     Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. The discount rate assumption is based on rates of high quality corporate bonds, and the increase in the discount rate at December 31, 2007 reflects higher corporate bond rates at December 31, 2007 compared to corporate bond rates at December 31, 2006. The expected long-term rate of return was estimated using historical long-term returns based on the expected asset allocations. Current participant data was used for the actuarial assumptions for each of the three years ended December 31, 2007. The Company did not make any contributions to the Plan during the years ended December 31, 2007 and 2006. The Company will not be required to contribute to the Plan for the year ending December 31, 2008.
     The Company’s pension plan weighted-average asset allocations at December 31, 2007 and 2006 by asset category are as follows:

	Plan Assets
	At December 31,
	2007	2006
Equity securities	71.93%	74.66%
Debt securities	22.36	20.87
Cash	5.71	4.47

Total	100.00%	100.00%

     The Plan’s investment policies and strategies are to invest in mutual funds that are rated with at least a 3-star rating awarded by Morningstar at the initial purchase. If a fund’s Morningstar rating falls below a 3-star rating after an initial purchase, it is closely monitored to ensure that its under-performance can be attributed to market conditions rather than fund management deficiencies. Fund manager changes or changes in fund objectives could be cause for replacement of any mutual fund. The Plan also maintains an aggressive growth investment category which includes investments in equity securities and mutual funds. Both public and private securities are eligible for this category of investment, but no more than 5% of total Plan assets at the time of the initial investment may be invested in any one company. Beyond the initial cost limitation (5% at time of purchase), there will be no limitation as to the percentage that any one investment can represent if it is achieved through growth. As a means to reduce negative market volatility, and to invoke a sell discipline for concentrated positions, the Plan has a strategy of selling call options against certain stock positions within the portfolio when considered timely. At December 31, 2007, 2.1% of the Plan’s assets were invested in the aggressive growth category.
     The Plan’s targeted asset allocation was 72% equity securities, 26% debt securities and 2% cash during the year ended December 31, 2007. A rebalancing of the portfolio takes place on a quarterly basis when there has been a 5% or greater change from the prevailing benchmark allocation.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following benefit payments are expected to be paid (in thousands):

Pension
Expected Future Service	Benefits
2008	$983
2009	1,191
2010	1,397
2011	1,414
2012	1,459
Years 2013-2017	8,597
Defined Contribution 401(k) Plan:
     The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Employee salary contribution limit (1)	$15	$15	$14
Percentage of salary limitation	75%	75%	75%
Total match contribution (2)	$2,930	$2,461	$2,037
Vesting of employer match	Immediate	Immediate	Immediate

(1)	For the 2007, 2006 and 2005 plan year, employees over the age of 50 were entitled to contribute $20,000, $20,000 and $18,000, respectively.

(2)	The employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions.
Profit Sharing Plan
     At January 1, 2003, BankAtlantic established the BankAtlantic Profit Sharing Stretch Plan for all employees of BankAtlantic and its subsidiaries. The profit sharing awards are paid in cash quarterly and are based on achieving specific performance goals. Included in employee compensation and benefits in the Consolidated Statement of Operations during the years ended December 31, 2007, 2006 and 2005 was $2.0 million, $4.4 million and $4.4 million, respectively, of expenses associated with this plan.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20. Commitments and Contingencies
     The Company is a lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum future rentals under such leases, at December 31, 2007 from continuing operations, for the periods shown are (in thousands):

Year Ending December 31,	Amount
2008	$11,540
2009	10,703
2010	9,407
2011	8,160
2012	7,235
Thereafter	90,315

Total	$137,360

	For the Years Ended December 31,
	2007	2006	2005
Rental expense for premises and equipment	$13,591	$10,337	$6,611

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
     Financial instruments with off-balance sheet risk were (in thousands):

	December 31,
	2007	2006
Commitments to sell fixed rate residential loans	$21,029	$30,696
Commitments to sell variable rate residential loans	1,518	2,921
Commitments to purchase variable rate residential loans	39,921	69,525
Commitments to purchase fixed rate residential loans	21,189	—
Commitments to originate loans held for sale	18,344	26,346
Commitments to originate loans held to maturity	158,589	223,060
Commitments to extend credit, including the undisbursed portion of loans in process	992,838	890,036
Commitments to purchase branch facilities land	—	11,180
Standby letters of credit	41,151	67,831
Commercial lines of credit	96,786	86,992
     Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic has $58.0 million of commitments to extend credit at a fixed interest rate and $1.1 billion of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $27.8 million at

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $13.3 million at December 31, 2007. Those guarantees are primarily issued to support public and private borrowing arrangements and generally have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings. Included in other liabilities at December 31, 2007 was $38,000 of unearned guarantee fees. There were no obligations recorded in the financial statements associated with these guarantees.
     BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $53.0 million and $58.2 million at December 31, 2007 and 2006, respectively.
     As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2007 BankAtlantic was in compliance with this requirement, with an investment of approximately $74.0 million in stock of the FHLB of Atlanta.
     In the ordinary course of business, the Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel, has recognized legal reserves of $1.2 million and believes its results of operations or financial condition will not be materially impacted by the resolution of these matters.
     Pursuant to the Ryan Beck sale agreement the Company agreed to indemnify Stifel and its affiliates against any claims of any third party losses attributable to disclosed or undisclosed liabilities that arise out of the conduct or activities of Ryan Beck prior to the Stifel acquisition of Ryan Beck. The indemnification of the third party losses is limited to those losses which individually exceed $100,000, and in the aggregate exceed $5 million with a $20 million limitation on the indemnity. The indemnified losses include federal taxes and litigation claims.
21. Regulatory Matters
     The Company is a unitary savings bank holding company subject to regulatory oversight and examination by the Office of Thrift Supervision (“OTS”), including normal supervision and reporting requirements. The Company is also subject to the reporting and other requirements of the Securities Exchange Act of 1934. In addition, BFC owns 8,296,890 shares of Class A common stock and 100% of Class B common stock which amounts to 23% of the Company’s outstanding common stock. BFC is subject to the same oversight by the OTS as discussed herein with respect to the Company.
     BankAtlantic’s deposits are insured by the FDIC for up to $100,000 for each insured account holder and $250,000 for retirement account holders, the maximum amount currently permitted by law. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause regulators to initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on BankAtlantic’s financial statements. At December 31, 2007, BankAtlantic met all capital adequacy requirements to which it is subject and was considered a well capitalized institution.
     The OTS imposes limits applicable to the payment of cash dividends by BankAtlantic to the Company which are based on an institution’s regulatory capital levels and its net income. BankAtlantic is permitted to pay capital distributions during a calendar year that do not exceed its net income for the year plus its retained net income for the prior two years, without notice to, or the approval of, the OTS. At December 31, 2007, BankAtlantic’s accumulated net deficit for the previous two years was $23.7 million and accordingly, BankAtlantic is required to obtain approval from the OTS in order to pay capital distributions. During the years ended December 31, 2007, 2006 and 2005 BankAtlantic paid $20 million each year of dividends to the Company.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     BankAtlantic’s actual capital amounts and ratios are presented in the table (dollars in thousands):

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Total risk-based capital	$495,668	11.63%	$340,998	8.00%	$426,248	10.00%
Tier I risk-based capital	$420,063	9.85%	$170,499	4.00%	$255,749	6.00%
Tangible capital	$420,063	6.94%	$90,821	1.50%	$90,821	1.50%
Core capital	$420,063	6.94%	$242,190	4.00%	$302,738	5.00%
As of December 31, 2006:
Total risk-based capital	$529,497	12.08%	$350,714	8.00%	$438,392	10.00%
Tier I risk-based capital	$460,359	10.50%	$175,357	4.00%	$263,035	6.00%
Tangible capital	$460,359	7.55%	$91,425	1.50%	$91,425	1.50%
Core capital	$460,359	7.55%	$243,799	4.00%	$304,749	5.00%
22. Parent Company Financial Information
     Condensed statements of financial condition at December 31, 2007 and 2006 and condensed statements of operations for each of the years in the three year period ended December 31, 2007 are shown below (in thousands):
CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2007	2006
ASSETS
Cash deposited at BankAtlantic	$3,193	$4,738
Short term investments	5,970	5,145
Securities available for sale and financial instruments	146,107	91,687
Investment securities at cost	39,617	6,500
Investment in BankAtlantic	535,279	565,948
Investment in other subsidiaries	2	95,519
Current income tax receivable — BankAtlantic	15,422	9,717
Investment in unconsolidated subsidiaries	8,820	12,016
Due from BankAtlantic	—	677
Other assets	3,962	4,682

Total assets	$758,372	$796,629

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to BankAtlantic	83	—
Junior subordinated debentures	294,195	263,266
Other liabilities	4,773	8,381

Total liabilities	299,051	271,647
Stockholders’ equity	459,321	524,982

Total liabilities and stockholders’ equity	$758,372	$796,629

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
Dividends from BankAtlantic	$20,000	$20,000	$20,000
Interest income from related parties	256	220	719
Interest and dividends on investments	2,063	2,227	1,538

Total interest income and dividends	22,319	22,447	22,257
Interest expense on debentures and other borrowings	23,053	21,933	19,347

Net interest (expense) income	(734)	514	2,910

Securities activity, net	6,105	9,156	731
Income from unconsolidated subsidiaries	1,281	1,634	621
Service fees from subsidiaries and related parties	824	23	1,172

Total non-interest income	8,210	10,813	2,524

Employee compensation and benefits	2,421	4,705	4,047
Advertising and promotion	317	408	422
Professional fees	424	637	1,179
Other expenses	1,079	1,028	515

Total non-interest expense	4,241	6,778	6,163

Income (loss) from continuing operations before taxes	3,235	4,549	(729)
Income tax (benefit)	(6,194)	(6,008)	(7,435)

Income before undistributed earnings of subsidiaries	9,429	10,557	6,706
Equity in (loss) income from BankAtlantic	(39,441)	16,322	35,820
Equity in subsidiaries’ discontinued operations, net of tax of (benefit) provision of ($4,124), ($8,001) and $10,095	7,812	(11,492)	16,656

Net (loss) income	$(22,200)	$15,387	$59,182

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
(In thousands)	2007	2006	2005
Operating activities:
Net (loss) income	$(22,200)	$15,387	$59,182
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Equity in net undistributed earnings of BankAtlantic and other subsidiaries	48,001	(4,831)	(52,475)
Net gains on sale of Ryan Beck Holdings, Inc.	(16,373)	—	—
Cumulative effect adjustment	700	—	—
Share-based compensation expense	1,084	1,256	—
Tax benefits from share-based compensation	(1,265)	(3,719)	—
Impairments of investment securities	3,316	—	—
Amortization and accretion, net	762	793	868
Distribution of earnings from unconsolidated subsidiaries	1,281	1,634	621
Equity in earnings of unconsolidated subsidiaries	(1,281)	(1,634)	(621)
Gains on securities activities	(6,105)	(9,156)	(731)
(Decrease) increase in other liabilities	(5,931)	5,075	5,730
Changes in due from BankAtlantic	761	(834)	31
Increase in deferred tax asset	(2,575)	(249)	(32)
Increase in other assets	(5,746)	(4,521)	(1,522)

Net cash (used in) provided by operating activities	(5,571)	(799)	11,051

Investing activities:
Repayments of loans to subsidiaries	—	4,613	38,000
Distribution from unconsolidated subsidiaries	4,081	—	—
Investments in unconsolidated subsidiaries, net	(885)	(4,081)	(4,618)
Purchase of securities	(29,660)	(62,915)	(128,055)
Proceeds from sales of securities	55,252	78,582	84,309
Net proceeds from the sale of Ryan Beck Holdings, Inc.	2,628	—	—

Net cash provided by (used in) investing activities	31,416	16,199	(10,364)

Financing activities:
Issuance of Class A common stock	2,449	1,479	1,179
Retirement of Class A common stock accepted as consideration for the payment of the minimum withholding tax upon the exercise of stock options	—	(2,717)	(3,519)
Proceeds from the issuance of junior subordinated Debentures	30,929	—	—
Purchase and retirement of Class A common stock	(53,769)	(7,833)	—
Retirement of subsidiary common stock	—	—	(491)
Purchase of subsidiary common stock	—	—	491
Common stock dividends paid	(7,439)	(9,678)	(8,858)
Excess tax benefits from share-based compensation	1,265	3,719	—
Repayments of notes payable	—	—	(100)

Net cash used in financing activities	(26,565)	(15,030)	(11,298)

(Decrease) increase in cash and cash equivalents	(720)	370	(10,611)
Cash and cash equivalents at beginning of period	9,883	9,513	20,124

Cash and cash equivalents at end of period	$9,163	$9,883	$9,513

(Continued)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31
(In thousands)	2007	2006	2005
Cash paid for:
Interest	$22,971	$22,707	$19,211
Supplementary disclosure of non-cash investing and financing activities:
Issuance and retirement of Class A common stock accepted as consideration for the exercise price of stock options	—	4,549	1,149
Increase in equity for the tax effect related to the exercise of stock options	—	—	4,538
Increase (decrease) in stockholders’ equity from other comprehensive income	7,096	5,157	(5,343)
23. Selected Quarterly Results (Unaudited)
     The following tables summarize the quarterly results of operations for the years ended December 31, 2007 and 2006 (in thousands except share and per share data).

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter	Year

Interest income	$93,540	93,775	94,896	89,422	371,633
Interest expense	46,394	47,722	51,137	47,604	192,857

Net interest income	47,146	46,053	43,759	41,818	178,776
Provision for loan losses	7,461	4,917	48,949	9,515	70,842
Net interest income after provision for loan losses	39,685	41,136	(5,190)	32,303	107,934

(Loss) income before taxes	(3,056)	13,443	(50,247)	(17,724)	(57,584)

(Loss) income from continuing operations	(2,204)	11,728	(29,610)	(9,926)	(30,012)
Discontinued operations, net of taxes	7,920	(108)	—	—	7,812

Net income	$5,716	11,620	(29,610)	(9,926)	(22,200)

Basic (loss) earnings per share from continuing operations	$(0.04)	0.20	(0.52)	(0.18)	(0.52)
Basic earnings per share from discontinued operations	0.13	—	—	—	0.14

Basic earnings (loss) per share	$0.09	0.20	(0.52)	(0.18)	(0.38)

Diluted (loss) earnings per share from continuing operations	$(0.04)	0.20	(0.52)	(0.18)	(0.52)
Diluted earnings (loss) per share from discontinued operations	0.13	(0.01)	—	—	0.14

Diluted earnings (loss) per share	$0.09	0.19	(0.52)	(0.18)	(0.38)

Basic weighted average number of common shares outstanding	60,635,001	59,189,556	56,832,326	56,054,319	58,161,567

Diluted weighted average number of common shares outstanding	60,635,001	59,929,238	56,832,326	56,054,319	58,161,567

     The first quarter was unfavorably impacted by higher expenses associated with BankAtlantic’s store expansion initiatives, $2.6 million of severance costs related to a reduction in personnel and higher provision for loan losses associated with commercial residential real estate loans. Income from discontinued operations represents a $16.4 million gain on the

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sale of Ryan Beck Holdings, Inc. to Stifel Financial Corporation partially offset by an $8.6 million net loss from discontinued operations.
     The second quarter was favorably impacted by a $5.3 million after tax gain from the appreciation of Stifel warrants at the Parent Company.
     The third quarter was unfavorably impacted by a $48.9 million provision for loan losses and $10.9 million of real estate asset impairments. The allowance for loan losses significantly increased in response to the rapid deterioration in the Florida residential real estate market and the associated substantial increase in non-performing assets.
     The fourth quarter expenses included $5.7 million in restructuring costs and exit activities related to the decision to slow BankAtlantic’s store expansion as well as higher provisions for loan losses associated with home equity and commercial residential real estate loans. The Parent Company’s operations were unfavorably impacted by a $3.3 million other-than-temporary impairment of a private investment and a $2.7 million unrealized loss associated with Stifel warrants.

	First	First	Second	Second
2006	Quarter	Quarter (1)	Quarter	Quarter (1)
	(As-Reported)	(As-Adjusted)	(As-Reported)	(As-Adjusted)
Interest income	$87,873	$87,873	$88,337	$88,337
Interest expense	37,352	37,352	37,878	37,878

Net interest income	50,521	50,521	50,459	50,459
Provision for (recovery from) loan losses	163	163	(20)	(20)

Net interest income after provision for loan losses	50,358	50,358	50,479	50,479

Income before taxes	11,385	10,970	14,088	14,012

Income from continuing operations	8,277	8,022	10,489	10,443
Discontinued operations, net of taxes	(1,565)	(1,565)	(2,367)	(2,367)

Net income	$6,712	$6,457	$8,122	$8,076

Basic earnings per share from continuing operations	$0.14	$0.13	$0.17	$0.17
Basic loss per share from discontinued operations	(0.03)	(0.03)	(0.04)	(0.04)

Basic earnings per share	$0.11	$0.10	$0.13	$0.13

Diluted earnings per share from continuing operations	$0.13	$0.13	$0.17	$0.17
Diluted loss per share from discontinued operations	(0.02)	(0.03)	(0.04)	(0.04)

Diluted earnings per share	$0.11	$0.10	$0.13	$0.13

Basic weighted average number of common shares outstanding	61,005,408	61,005,408	61,324,163	61,324,163

Diluted weighted average number of common shares outstanding	62,761,078	62,761,078	62,819,871	62,819,871

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Third	Third	Fourth
2006	Quarter	Quarter (1)	Quarter	Year (1)
	(As-Reported)	(As-Adjusted)
Interest income	$95,116	$95,116	$95,851	$367,177
Interest expense	45,128	45,128	46,699	167,057

Net interest income	49,988	49,988	49,152	200,120
Provision for loan losses	271	271	8,160	8,574

Net interest income after provision for loan losses	49,717	49,717	40,992	191,546

Income (loss) before taxes	9,114	9,418	(424)	33,976

Income from continuing operations	7,180	7,366	1,048	26,879
Discontinued operations, net of taxes	(4,842)	(4,842)	(2,718)	(11,492)

Net income	$2,338	$2,524	$(1,670)	$15,387

Basic earnings per share from continuing operations	$0.12	$0.12	$0.02	$0.44
Basic loss per share from discontinued operations	(0.08)	(0.08)	(0.05)	(0.19)

Basic earnings (loss) per share	$0.04	$0.04	$(0.03)	$0.25

Diluted earnings per share From continuing operations	$0.12	$0.12	$0.02	$0.43
Diluted loss per share from discontinued operations	(0.08)	(0.08)	(0.05)	(0.18)

Diluted earnings (loss) per share	$0.04	$0.04	$(0.03)	$0.25

Basic weighted average number of common shares outstanding	61,045,711	61,045,711	61,007,079	61,095,458

Diluted weighted average number of common shares outstanding	62,412,365	62,412,365	62,277,525	62,563,201

(1)	Upon the implementation of SAB No. 108, the Company identified misstatements in its prior financial statements that were immaterial and the amounts were adjusted to retained earnings at January 1, 2006 as a cumulative effect adjustment. The Company adjusted the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 to reflect these adjustments. See “Note 2 Cumulative-Effect Adjustment for Quantifying Financial Statement Misstatements” for a discussion of the adoption of SAB No. 108 and descriptions of the misstatements.
     The second quarter was favorably impacted by a $1.8 million gain on the exchange of branch facilities with an unrelated financial institution and a $458,000 securities activities gain in connection with proceeds received from the MasterCard International initial public offering.
     The third quarter was unfavorably impacted by higher operating expenses associated with the store expansion program and the opening of a new call center.
     The fourth quarter was unfavorably impacted by an $8.2 million provision for loan losses associated with a $7.0 million charge-down of a commercial construction real estate loan and a $1.0 million increase in the allowance for loan losses assigned to commercial real estate loans.
24. Estimated Fair Value of Financial Instruments
     The information set forth below provides disclosure of the estimated fair value of the Company’s financial instruments presented in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”.
     Management has made estimates of fair value that it believes to be reasonable. However, because there is no market

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for many of these financial instruments, management has no basis to determine whether the fair value presented would be indicative of the value negotiated in an actual sale. In addition, management in making these estimates relies on assumptions and judgments regarding issues where the outcome is unknown and as a result actual results or values may differ significantly from these estimates. The Company’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.
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
     Fair values of non-performing homogenous loans are based on the assumption that the loans are on a non-accrual status, discounted at market rates during a 24 month work-out period. The adjustments for credit risk were based on the amounts recorded for the allowance for loan loss.
     The book value of tax certificates approximates market value. The fair values of mortgage-backed and investment debt securities are estimated based upon market price quotes or other observable inputs.
     The fair value of equity securities is based on price quotes or pricing models when price quotes are not available.
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
     The fair value of financial instruments which consist of the Stifel warrants is based on an option pricing model.
     The fair values of subordinated debentures, junior subordinated debentures, and notes payable are based on discounted values of contractual cash flows at a market discount rate or price quotes.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents information for the Company’s financial instruments at December 31, 2007 and 2006 (in thousands):

	December 31, 2007		December 31, 2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$124,574	$124,574	$138,904	$138,904
Securities available for sale	925,363	925,363	651,316	651,316
Stifel warrants	10,661	10,661	—	—
Investment securities	39,617	44,110	206,682	209,020
Tax certificates	188,401	188,401	195,391	195,391
Federal home loan bank stock	74,003	74,003	80,217	80,217
Loans receivable including loans held for sale, net	4,524,188	4,610,355	4,595,920	4,558,573
Financial liabilities:
Deposits	$3,953,405	$3,967,256	$3,867,036	$3,872,703
Short term borrowings	167,240	167,240	133,958	133,958
Advances from FHLB	1,397,044	1,406,728	1,517,058	1,507,264
Subordinated debentures and notes payable	26,654	26,717	29,923	29,713
Junior subordinated debentures	294,195	262,814	263,266	263,421
     The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not significant. (See Note 20 for the contractual amounts of BankAtlantic’s financial instrument commitments).
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
     Financial instruments are warrants to acquire Stifel common stock at an exercise price of $36.00. The warrants are accounted for as derivatives with unrealized gains and losses resulting from changes in the fair value of the warrants recorded in securities activities, net.
Concentration of Credit Risk
     BankAtlantic purchases residential loans located throughout the country. Included in these purchased residential loans are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan and lead to increased defaults and losses. At December 31, 2007 and 2006, BankAtlantic’s residential loan portfolio included $1.1 billion of interest-only loans with 30% of the collateral located in California. BankAtlantic manages this credit risk by purchasing interest-only loans originated to borrowers that it believes to be credit worthy, with loan-to-value and total debt to income ratios within agency guidelines. Thus, these purchased residential loans are not sub-prime loans and had an average loan-to-value and FICO score at origination of 67% and 743, respectively.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
25. Earnings per Share
     The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2007, 2006 and 2005 (in thousands, except share data).

	For The Years Ended December 31,
	2007	2006	2005
Basic (loss) earnings per share Numerator:
(Loss) income from continuing operations	$(30,012)	$26,879	$42,526
Discontinued operations	7,812	(11,492)	16,656

Net (loss) income	$(22,200)	$15,387	$59,182

Denominator:
Basic weighted average number of common shares outstanding	58,161,567	61,095,458	60,426,107

Basic (loss) earnings per share from:
Continuing operations	$(0.52)	$0.44	$0.70
Discontinued operations	0.14	(0.19)	0.28

Basic (loss) earnings per share	$(0.38)	$0.25	$0.98

	For the Years Ended December 31,
	2007	2006	2005
Diluted (loss) earnings per share Numerator:
(Loss) income from continuing operations	$(30,012)	$26,879	$42,526
Discontinued operations	7,812	(11,492)	16,656
Subsidiary stock options	—	—	(834)

(Loss) income available from continuing operations	$(22,200)	$15,387	$58,348

Denominator:
Basic weighted average number of common shares outstanding	58,161,567	61,095,458	60,426,107
Stock-based compensation	—	1,467,743	2,693,424

Diluted weighted average shares outstanding	58,161,567	62,563,201	63,119,531

Diluted (loss) earnings per share from:
Continuing operations	$(0.52)	$0.43	$0.67
Discontinued operations	0.14	(0.18)	0.25

Diluted (loss) earnings per share	$(0.38)	$0.25	$0.92

     Options to acquire 5,322,485, 1,846,867 and 1,563,821 of Class A common stock were anti-dilutive for the years ended December 31, 2007, 2006 and 2005, respectively.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
26. Real Estate Held for Development and Sale
     Real estate held for development and sale consisted of the following (in thousands):

	December 31,
	2007	2006
Land held for sale	$13,704	$1,239
Land and land development costs	10,481	11,558
Construction costs	4,364	7,323
Other costs	5,192	5,213

Total	$33,741	$25,333

     Income (loss) from sales of real estate inventory was as follows (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Sales of real estate	$1,977	$7,613	$25,762
Cost of sales on real estate	1,439	8,595	21,282

Gains (losses) on sales of real estate	$538	$(982)	$4,480

     Real estate held for development and sale at December 31, 2007 and 2006 includes real estate inventory from a residential construction development acquired in connection with a financial institution acquisition during 2002. The development became wholly-owned by BankAtlantic in January 2007 when a joint venture partner withdrew from managing the venture. BankAtlantic evaluates the real estate inventory for impairment quarterly and recognized $5.2 million of real estate inventory impairments during the year ended December 31, 2007 associated with deteriorating economic conditions in the development’s real estate market.
     In December 2007, in response to the current economic environment and its impact on the Company’s financial results, BankAtlantic decided to sell properties that it had acquired for its store expansion program. As a consequence, land acquired for store expansion was written down $1.1 million to its fair value of $12.5 million and transferred to land held for sale. Sales prices for similar properties were used to determine fair value.
27. Investments in Unconsolidated Subsidiaries
     The Consolidated Statements of Financial Condition include the following amounts for investments in unconsolidated subsidiaries (in thousands):

	As of December 31,
	2007	2006
Statutory business trusts	$8,820	$7,910
Rental real estate joint ventures	1,715	7,159
Investment in lending joint venture	2,548	—

Total investments in unconsolidated subsidiaries	$13,083	$15,069

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Consolidated Statements of Operations include the following amounts for income from unconsolidated subsidiaries (in thousands):

	For the Years Ended December 31,
	2007	2006	2005
Equity in rental real estate joint venture	$1,592	$1,040	$65
Equity in lending joint venture	246	—	—
Earnings statutory trusts earnings	662	627	556

Income from unconsolidated subsidiaries	$2,500	$1,667	$621

     During the years ended December 31, 2007, 2006 and 2005, the Company invested in income producing real estate joint ventures. The business purpose of these joint ventures is to manage certain rental property with the intent to sell the property in the foreseeable future. The Company receives a preferred return ranging from 8% to 10% on its investment and 35% to 50% of any profits after return of the Company’s investment and the preferred return. In February 2007 and January 2006, the Company recorded a gain of approximately $1.3 million and $0.6 million associated with the sale of the underlying properties in joint ventures, respectively.
     During the year ended December 31, 2007, the Company invested in a variable interest entity joint venture involved in the factoring of accounts receivable. The Company is not the primary beneficiary and the maximum loss from this investment is $5.0 million. The remaining investments in unconsolidated subsidiaries consisted of the Company’s investments in thirteen statutory business trusts that were formed solely to issue trust preferred securities.
     Dividends received from unconsolidated subsidiaries were $1.2 million, $1.0 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.
     The statutory business trusts’ condensed combined statements of financial condition as of December 31, 2007 and 2006 and condensed combined statements of operation for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

	December 31,
Statement of Financial Condition	2007	2006
Junior subordinated debentures	$294,195	$263,266
Other assets	1,072	918

Total Assets	$295,267	$264,184

Trust preferred securities	$285,375	$255,375
Other liabilities	1,072	899

Total Liabilities	286,447	256,274
Common securities	8,820	7,910

Total Liabilities and Equity	$295,267	$264,184

	For the Years Ended
	December 31,
Statement of Operations	2007	2006	2005
Interest income from subordinated debentures	$22,274	$20,913	$18,538
Interest expense	(21,612)	(20,286)	(17,982)

Net income	$662	$627	$556

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
28. Related Parties
     The Company, Levitt and Bluegreen Corp. are under common control. The controlling shareholder of the Company and Levitt is BFC, and Levitt owns 31% of the outstanding common stock of Bluegreen. The majority of BFC’s capital stock is owned or controlled by the Company’s Chairman and Chief Executive Officer, and by the Company’s Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and Levitt, and directors of Bluegreen. The Company, BFC, Levitt and Bluegreen share various office premises and employee services, pursuant to the arrangements described below.
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
     The table below shows the effect of service arrangements on the Company’s consolidated statement of operations for the year ended December 31, 2007 and 2006 (in thousands):

	For the Years Ended
	December 31,
	2007	2006
Non-interest income	$289	$380
Non-interest expense:
Employee compensation benefits	(214)	(270)
Other — back-office support	(1,406)	(958)

Net effect of affiliate transactions before income taxes	$(1,331)	$(848)

     During the year ended December 31, 2005, the Company maintained service arrangements with BFC and Levitt, pursuant to which the Company provided human resources, risk management, project planning, system support and investor and public relations services to Levitt and BFC. For such services, the Company was compensated on a cost plus 5% basis. Additionally, the Company provided office overhead services to Levitt and BFC and received fees at agreed upon amounts that may not have been equivalent to market rates.
     The table below shows the non-interest income recorded by the Company for service fees, office overhead fees and investment banking services provided to Levitt, BFC and Bluegreen:

	For the Year Ended December 31, 2005
(in thousands)	BFC	Levitt	Bluegreen	Total
Service fees	$267	$773	$78	$1,118
Office overhead	101	110	—	211

Total	$368	$883	$78	$1,329

     The Company in prior periods issued options to acquire shares of the Company’s Class A common stock to employees of Levitt prior to the spin-off. Additionally, employees of the Company have transferred to affiliate companies and the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees. The Company accounts for these options to former employees as employee stock options because these individuals were employees of the Company on the grant date. During the years ended December 31, 2007, 2006 and 2005, former employees exercised 13,062, 51,464 and 41,146 of options, respectively, to acquire Class A common stock at a weighted average exercise price of $8.56, $3.28 and $3.52, respectively.

BANKATLANTIC BANCORP,INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Options outstanding to former employees consisted of the following as of December 31, 2007:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	268,943	$9.90
Options nonvested	154,587	$12.32
     During the years ended December 31, 2007 and 2006, the Company issued to BFC employees that perform services for the Company options to acquire 49,000 and 50,300 shares of the Company’s Class A common stock at an exercise price of $9.38 and $14.69, respectively. These options vest in five years and expire ten years from the grant date. The Company recognizes service provider expense on these financial instruments over the vesting period measured based on the option fair value at each reporting period. The Company recorded $13,000 and $26,000 of service provider expense for the twelve months ended December 31, 2007 and 2006, respectively.
     During the year ended December 31, 2005, BFC sold 5,957,555 shares of its Class A common stock in an underwritten public offering at a price of $8.50 per share. Included in discontinued operations in the Company’s statement of operations for the year ended December 31, 2005 was $1.95 million associated with Ryan Beck’s participation as lead underwriter in this offering.
     During the year ended December 31, 2005, Bluegreen provided risk management services to the Company. The value of these services received by the Company from Bluegreen was calculated based on a percentage of cost basis.
     During the year ended December 31, 2005, actions were taken by Levitt with respect to the development of the property which was formerly BankAtlantic’s headquarters. Levitt’s efforts included the successful rezoning of the property and obtaining the permits necessary to develop the property for residential and commercial use. At December 31, 2006, BankAtlantic had reimbursed Levitt for the costs incurred by it in connection with the development of this project and Levitt has no further involvement in the project.
     The table below shows property development and risk management consulting services performed by Levitt and Bluegreen for the Company:

	For the Year Ended December 31, 2005
(in thousands)	Levitt	Bluegreen	Total
Property development	$438	$—	$438
Risk management	—	218	218

Total	$438	$218	$656

     Included in interest income in the Company’s statement of operations for the year ended December 31, 2005 was $892,000 of interest income related to loans to Levitt. There were no such loans outstanding for the years ended December 31, 2007 and 2006.
     BankAtlantic entered into securities sold under agreements to repurchase transactions with Levitt and BFC in the aggregate of $7.3 million and $5.5 million as of December 31, 2007 and 2006, respectively. The Company recognized $185,000, $479,000 and $348,000 of interest expense in connection with the above repurchase transactions for the years ended December 31, 2007, 2006 and 2005, respectively. These transactions have the same general terms as BankAtlantic repurchase agreements with unaffiliated third parties.
     The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”). Prior to his retirement in 2006, Bruno DiGiulian, a director of the Company, was of counsel to Ruden, McClosky. Fees aggregating $274,000, $526,000, and $206,800 were paid by the Company to Ruden, McClosky during the years ended December 31, 2007, 2006 and 2005, respectively.

BANKATLANTIC BANCORP,INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
     The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated
BankAtlantic	Banking operations
Parent	Company BankAtlantic Bancorp’s operations, costs of acquisitions, capital management and financing activities
     The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Intersegment transactions consist of shared services such as risk management consulting and investment banking placement and advisory fees which are eliminated in consolidation.
     Depreciation and amortization consist of: depreciation on property and equipment, amortization of core deposit intangible assets, deferred rent and deferred offering costs.
     The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for each of the years in the three year period ended December 31, 2007 (in thousands):

			Adjusting and
		Parent	Elimination	Segment
	BankAtlantic	Company	Entries	Total
2007
Interest income	$369,570	$2,320	$(257)	$371,633
Interest expense	(170,060)	(23,054)	257	(192,857)
(Provision) for loan losses	(70,842)	—	—	(70,842)
Non-interest income	144,412	8,250	(830)	151,832
Non-interest expense	(313,898)	(4,282)	830	(317,350)

Segments losses before income taxes	(40,818)	(16,766)	—	(57,584)
Benefit for income tax	21,378	6,194	—	27,572

Segment net loss	$(19,440)	$(10,572)	$—	$(30,012)

Total assets	$6,161,962	$758,372	$(541,517)	$6,378,817

Equity method investments included in total assets	$4,263	$8,820	$—	$13,083

Goodwill	$70,490	$—	$—	$70,490

Expenditures for segment assets	$63,992	$—	$299	$64,291

Depreciation and amortization	$15,542	$(784)	$486	$15,244

BANKATLANTIC BANCORP,INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Adjusting and
		Parent	Elimination	Segment
	BankAtlantic	Company	Entries	Total
2006
Interest income	$364,949	$2,448	$(220)	$367,177
Interest expense	(145,344)	(21,933)	220	(167,057)
(Provision) for loan losses	(8,574)	—	—	(8,574)
Non-interest income	131,844	10,772	—	142,616
Non-interest expense	(293,448)	(6,738)	—	(300,186)

Segments profits and losses before income taxes	49,427	(15,451)	—	33,976
(Provision) benefit for income taxes	(13,105)	6,008	—	(7,097)

Segment net income (loss)	$36,322	$(9,443)	$—	$26,879

Total assets (1)	$6,187,122	$796,629	$(488,089)	$6,495,662

Equity method investments included in total assets	$3,078	$11,991	$—	$15,069

Goodwill	$70,490	$—	$6,184	$76,674

Expenditures for segment assets	$89,885	$—	$—	$89,885

Depreciation and amortization	$13,105	$803	$8,803	$22,711

			Adjusting and
		Parent	Elimination	Segment
	BankAtlantic	Company	Entries	Total
2005
Interest income	$343,799	$2,257	$(162)	$345,894
Interest expense	(122,724)	(19,347)	162	(141,909)
Recovery from loan losses	6,615	—	—	6,615
Non-interest income	100,060	2,524	(285)	102,299
Non-interest expense	(241,092)	(6,163)	285	(246,970)

Segments profits and losses before income taxes	86,658	(20,729)	—	65,929
(Provision) benefit for income taxes	(30,838)	7,435	—	(23,403)

Segment net income (loss)	$55,820	$(13,294)	$—	$42,526

Total assets	$6,109,330	$786,239	$(424,158)	$6,471,411

Equity method investments included in total assets	$—	$12,464	$—	$12,464

Goodwill	$70,490	$—	$6,184	$76,674

Expenditures for segment assets	$40,679	$—	$—	$40,679

Depreciation and amortization	$7,784	$868	$7,560	$16,212

(1)	The adjusting and elimination entries include the assets, goodwill, depreciation and amortization of the Ryan Beck discontinued operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We have established disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2007, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors and all improper conduct. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of any control system is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any such design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Control Over Financial Reporting
     Management’s Report on Internal Control Over Financial Reporting is included in Item 8 immediately preceding Report of Independent Registered Certified Public Accounting Firm.
     Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP dated March 17, 2008.
     Consolidated Statements of Financial Condition as of December 31, 2007 and 2006.
     Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2007.
     Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2007.
     Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2007.
     Notes to Consolidated Financial Statements.
(2)	Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.
(3)	Exhibits

     The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference
| |

3.1	Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001.

3.3	Amended and Restated Bylaws	Form 10-K for the year ended December 31, 2003, filed on March 3, 2004.

10.1	Amendments to Stock Option Plans*	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.

10.2	2005 Restricted Stock and Option Plan	Appendix A to the Registrant’s Definitive Proxy Statement filed on April 15, 2005.

10.4	2004 Restricted Stock Incentive Plan	Appendix A to the Registrant’s Definitive Proxy Statement filed on April 12, 2004.

10.5	1998 Ryan Beck Stock Option Plan*	Appendix A, Exhibit B to the Registrant’s Registration statement on Form S-4 filed on May 26, 1998 (Registration No. 333-53107.)

10.6	BankAtlantic Bancorp 2000 Non-qualified Stock Option Plan	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.7	BankAtlantic Bancorp 1996 Stock Option Plan*	Appendix A to the Registrant’s Definitive Proxy Statement filed on April 25, 1996.

10.8	BankAtlantic Bancorp 1998 Stock Option Plan*	Appendix A to the Registrant’s Definitive Proxy Statement filed on March 16, 1998.

10.9	BankAtlantic Bancorp, Inc. Restricted Stock Award Plan for Key Employees of Ryan, Beck & Co., Inc.*	Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 26, 1999.

10.10	BankAtlantic Bancorp, Inc. — Ryan Beck Restricted Stock Incentive Plan*	Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 26, 1999.

10.11	BankAtlantic Bancorp-Ryan Beck Executive Incentive Plan*	Appendix B to the Registrant’s Definitive Proxy Statement filed on June 22, 1999.

10.12	BankAtlantic Bancorp 1999 Stock Option Plan*	Appendix C to the Registrant’s Definitive Proxy Statement filed on June 22, 1999.

10.13	BankAtlantic Bancorp 1999 Non-qualified Stock Option Plan*	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.15	Columbus Bank and Trust Company Loan Agreement, dated as of September 17, 2001	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.16	First Modification of Columbus Bank and Trust Company Loan Agreement, dated January 23, 2004	Form 10-K for the year ended December 31, 2003 filed on March 3, 2004.

10.17	Employment agreement of Ben A. Plotkin	Appendix A, Exhibit D to the Registrant’s Registration statement on Form S-4 filed on May 26, 1998 (Registration No. 333-53107.)

10.18	Employment agreement of Lloyd B. DeVaux	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.19 (a)	BankAtlantic Split Dollar Life Insurance Plan	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.19 (b)	BankAtlantic Split Dollar Life Insurance Plan Agreement with Alan B. Levan	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.19 (c)	Corrective amendment to BankAtlantic Split Dollar Life Insurance Plan Agreement	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.20	Indenture for the Registrant’s 8.50% Junior Subordinated Debentures due 2027 held by BBC Capital Trust II	Exhibit 4.4 to the Registrant’s form S-3A, filed on October 24, 2001 (Registration 333-71594 and 333-71594-01.)

Exhibit
Number	Description	Reference

10.21	Amended and Restated Trust Agreement of BBC Capital Trust II	Exhibit 4.9 to the Registrant’s Registration Statement From S-3A, filed on October 27, 2001 (Registration Nos. 333-71594 and 333-71594-01).

10.22	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust III	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.

10.23	Indenture for the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures held by BBC Capital Trust III	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.

10.24	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust IV	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

10.25	Indenture for the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 held by BBC Capital Statutory Trust IV	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

10.26	Amended and Restated Trust Agreement of BBC Capital Trust V	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

10.27	Indenture for the Registrant’s Floating Rate Junior Subordinated Notes due 2032 held by BBC Capital Trust V	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

10.28	Indenture for the Company’s Floating Rate Junior Subordinated Notes due 2032 held by BBC Capital Trust VI	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.29	Amended and Restated Trust Agreement of BBC Capital Trust VI	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.30	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 held by BBC Capital Statutory Trust VII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.31	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust VII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.32	Indenture for the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 held by BBC Capital Trust VIII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.33	Amended and Restated Declaration of Trust of BBC Capital Trust VIII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.34	Indenture for the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 held by BBC Capital Trust IX	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.35	Amended and Restated Declaration of Trust of BBC Capital Trust IX	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.36	Indenture for BankAtlantic’s Floating Rate Subordinated Debt Securities due 2012	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.37	Amendment to the BankAtlantic Bancorp, Inc. 1999 Stock Option Plan	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.38	Amended and Restated BankAtlantic Bancorp 2001 Option Plan	Appendix B to the Registrant’s Definitive Proxy Statement filed on April 18, 2002.

10.39	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust X	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.40	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust X	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.41	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust XI	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

Exhibit
Number	Description	Reference

10.42	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust XI	Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.43	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust XII	Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.44	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust XII	Exhibit 10.6 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.45	Executive Compensation Arrangements for 2005	Included in Registrant’s Form 8-K Filed on May 20, 2005.

10.46	Non-employee Director Compensation Plan for 2005	Exhibit 10.1 to the Registrant’s Form 8-K Filed on May 23, 2005.

10.47	Deferred Prosecution Agreement, including Factual Statement	Exhibit 10.1 to the Registrant’s Form 8-K filed on April 26, 2006.

10.48	Assessment of Civil Money Penalty (FinCEN)	Exhibit 10.2 to the Registrant’s Form 8-K filed on April 26, 2006.

10.49	Stipulation and Consent to Cease and Desist Order and Civil Money Penalty (OTS)	Exhibit 10.3 to the Registrant’s Form 8-K filed on April 26, 2006.

10.50	Cease and Desist Order (OTS)	Exhibit 10.4 to the Registrant’s Form 8-K filed on April 26, 2006.

10.51	Order of Assessment of a Civil Money Penalty (OTS)	Exhibit 10.5 to the Registrant’s Form 8-K filed on April 26, 2006.

10.52	Agreement and Plan of Merger between Stifel Financial Corp and BankAtlantic Bancorp, Inc.	Exhibit 10.5 to the Registrant’s Form 8-K filed on January 12, 2007.

10.53	Executive Vice President Termination Agreement	Exhibit 10. 1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2007 filed on May 10, 2007.

12.1	Computations re: Ratios to Earnings	Filed with this Report.

21.1	Subsidiaries of the Registrant	Filed with this Report.

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

*	Compensatory Plan

SIGNATURES
     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
BankAtlantic Bancorp, Inc.

March 17, 2008	By:	/s/ Alan B. Levan
Alan B. Levan, Chairman of the Board,
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan	Chairman of the Board and Chief Executive Officer	3/17/2008
Alan B. Levan

/s/ John E Abdo	Vice Chairman of the Board	3/17/2008
John E. Abdo

/s/ Valerie C. Toalson	Executive Vice President and Chief Financial Officer	3/17/2008
Valerie C. Toalson

/s/ Steven M. Coldren	Director	3/17/2008
Steven M. Coldren

/s/ Mary E. Ginestra	Director	3/17/2008
Mary E. Ginestra

/s/ Bruno L. Di Giulian	Director	3/17/2008
Bruno L. Di Giulian

/s/ Charlie C. Winningham, II	Director	3/17/2008
Charlie C. Winningham, II

/s/ Jarett S. Levan	Director and President	3/17/2008
Jarett S. Levan

/s/ D. Keith Cobb	Director	3/17/2008
D. Keith Cobb

/s/ Willis N. Holcombe	Director	3/17/2008
Willis N. Holcombe

/s/ David A. Lieberman	Director	3/17/2008
David A. Lieberman