Form 10-K/A
period 2007-12-31
BANKATLANTIC BANCORP INC
filed 2008-04-29
CIK 921768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment No. 1

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number
34-027228
BankAtlantic Bancorp, Inc.
(Exact name of registrant as specified in its Charter)

Florida	65-0507804

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 West Cypress Creek Road
Ft. Lauderdale, Florida	33309

(Address of principal executive offices)	(Zip Code)
(954) 940-5000

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, Par Value $.01 Per Share	New York Stock Exchange

(Title of Class)	(Name of Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting common equity held by non-affiliates was $368 million computed by reference to the closing price of the registrant’s Class A Common Stock on June 30, 2007.
The number of shares of the registrant’s Class A Common Stock outstanding on April 28, 2008 was 51,382,764. The number of shares of the registrant’s Class B Common Stock outstanding on April 28, 2008 was 4,876,124.
Documents Incorporated by Reference
None.

EXPLANATORY NOTE
This Amendment No. 1 to Annual Report on Form 10-K/A is being filed by BankAtlantic Bancorp, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2008 (the “Original Form 10-K”), to include the information required by Items 10-14 of Part III of Form 10-K. The Company is also amending the exhibit list included in Item 15 of Part IV of the Original Form 10-K by filing as Exhibit 3.2 hereto the Company’s Amended and Restated By-laws, as amended on December 4, 2007, which shall replace Exhibit 3.3 to the Original Form 10-K. The Company’s Amended and Restated By-laws, as amended on December 4, 2007, were previously filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 5, 2007.

BankAtlantic Bancorp, Inc.
Amendment No. 1 to
Annual Report on Form 10-K/A
for the year ended December 31, 2007

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
The following table sets forth the names, ages and positions of the executive officers of the Company and/or its wholly-owned subsidiary, BankAtlantic, and the directors of the Company as of April 28, 2008.

Name	Age	Position
Alan B. Levan	63	Chairman of the Board, Chief Executive Officer and Director of the Company and Chairman of the Board of BankAtlantic
John E. Abdo	64	Vice Chairman of the Board and Director of the Company and Vice Chairman of the Board of BankAtlantic
Jarett S. Levan	34	President and Director of the Company and President and Chief Executive Officer of BankAtlantic
Lloyd B. DeVaux	55	Executive Vice President and Chief Operating Officer of the Company and BankAtlantic
Douglas K. Freeman	57	Executive Vice President, Corporate Banking Division of BankAtlantic
Patricia M. Lefebvre	55	Executive Vice President, Retail Banking Division of BankAtlantic
Jay C. McClung	59	Executive Vice President and Chief Risk Officer of BankAtlantic
Susan D. McGregor	47	Executive Vice President and Chief Talent Officer of the Company and BankAtlantic
Lewis F. Sarrica	64	Executive Vice President and Chief Investment Officer of BankAtlantic
Marcia K. Snyder	52	Executive Vice President, Commercial Lending Division of BankAtlantic
Valerie C. Toalson	42	Executive Vice President and Chief Financial Officer of the Company and BankAtlantic
D. Keith Cobb	67	Director of the Company
Steven M. Coldren	60	Director of the Company
Bruno L. DiGiulian	74	Director of the Company
Mary E. Ginestra	83	Director of the Company
Willis N. Holcombe	62	Director of the Company
David A. Lieberman	72	Director of the Company
Charlie C. Winningham, II	75	Director of the Company
The following additional information is provided for each of the above-named individuals. Officers serve at the discretion of the Company’s Board of Directors. There is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected and, other than as described below, there is no family relationship between any of the directors or executive officers.
Alan B. Levan is a director, Chairman of the Board and Chief Executive Officer of the Company and Chairman of the Board of BankAtlantic. Mr. Levan became a director of BankAtlantic in 1984 and a director of the Company in 1994 when BankAtlantic reorganized into a holding company structure. He was first elected as an officer of BankAtlantic in 1987. Mr. Levan also serves as a director, Chairman of the Board, Chief Executive Officer and President of BFC Financial Corporation (“BFC”) and as a director, Chairman of the Board and Chief Executive Officer of Levitt Corporation (“Levitt”). BFC is the controlling shareholder of the Company and Levitt. Mr. Levan is a director and Chairman of the Board of Bluegreen Corporation (“Bluegreen”), a company in which Levitt owns a 31% interest. Levitt and Bluegreen have common stock listed on the New York Stock Exchange, and BFC’s Class A common stock is listed on NYSE Arca, Inc. Alan B. Levan is Jarett S. Levan’s father.
John E. Abdo is a director and Vice Chairman of the Board of the Company, BankAtlantic, BFC, Levitt and Bluegreen, as well as a director of Benihana Inc., a public reporting company in which BFC is a minority shareholder. Mr. Abdo became a director of BankAtlantic in 1984 and a director of the Company in 1994 when BankAtlantic reorganized into a holding company structure.

Jarett S. Levan is a director and President of the Company and the Chief Executive Officer and President of BankAtlantic and has served in various capacities at BankAtlantic, including as Executive Vice President and Chief Marketing Officer; President, Alternative Delivery; President, BankAtlantic.com; and Manager of Investor Relations. He joined BankAtlantic as an attorney in the Legal Department in January 1998. Mr. Levan has served as a director of the Company since 1999. Jarett S. Levan is the son of Alan B. Levan.
Lloyd B. DeVaux joined BankAtlantic as an Executive Vice President and Chief Information Officer in June 2001. Mr. DeVaux became Executive Vice President and Chief Operating Officer in March 2004 and was named Executive Vice President and Chief Operating Officer of the Company in April 2005. From 1995 until he joined BankAtlantic, Mr. DeVaux was Senior Executive Vice President and Chief Information Officer of Union Planters Corporation in Memphis, Tennessee.
Douglas K. Freeman joined BankAtlantic in August 2007 as Executive Vice President and Chief Corporate Banking Executive. Prior to joining BankAtlantic, Mr. Freeman served as Chairman and Chief Executive Officer of NetBank, and was a member of the Executive Committee and President of the Consumer Finance Division of NationsBank (subsequently Bank of America). Additionally, he was a member of Barnett Bank’s Senior Management Committee from 1991 through 1998, serving as Chief Corporate Bank Executive and Chief Consumer Bank Executive. Previous to that, Mr. Freeman headed the Business Banking Group at Wells Fargo.
Patricia M. Lefebvre joined BankAtlantic in 1999 as Regional Market Manager and became President, Miami-Dade, in 2006 and President, South Florida Stores, in 2007. In December 2007, Ms. Lefebvre became Executive Vice President, Retail Banking Division of BankAtlantic.
Jay C. McClung joined BankAtlantic as Executive Vice President and Chief Credit Officer in February 2000 and served as a consultant to BankAtlantic during a leave of absence from April 2002 to April 2003. In December 2004, he became BankAtlantic’s Executive Vice President and Chief Risk Officer. Before joining BankAtlantic, Mr. McClung was the Executive Vice President and Chief Credit Officer at Synovus Financial Corporation from 1995 through 2000.
Susan D. McGregor has been the Executive Vice President, Human Resources, of the Company and BankAtlantic since March 2004, which position was restyled as Chief Talent Officer in 2006. She also serves as the senior human resources executive for both BFC and Levitt. She had served as Senior Vice President, Human Resources of BankAtlantic since 1991 and in various other capacities in the Human Resources Department of BankAtlantic since joining BankAtlantic in November 1986.
Lewis F. Sarrica joined BankAtlantic in April 1986 and became Executive Vice President and Chief Investment Officer in December 1986. Previously, Mr. Sarrica served as the Investment Division Director for Dollar Dry Dock Savings Bank.
Marcia K. Snyder joined BankAtlantic in November 1987 and became Executive Vice President, Commercial Lending Division in August 1989. Between 1987 and 1989, she served as Senior Vice President and Manager of the Commercial Real Estate Lending Department. Prior to joining BankAtlantic, she served as Vice President and Manager of the Broward Commercial Real Estate Lending Department at Sun Bank/South Florida.
Valerie C. Toalson joined BankAtlantic in February 2006 as Senior Vice President and Chief Financial Officer. She was promoted to Executive Vice President of BankAtlantic in January 2007 and Executive Vice President and Chief Financial Officer of the Company in July 2007. Previously, she served as Senior Vice President and Controller of Bank of Oklahoma, NA, and in several other senior operating positions with that company. Prior to 1993, she was a Manager and practicing CPA in the financial services industry practice with Price Waterhouse.
D. Keith Cobb has served as a director of the Company since 2003. Mr. Cobb has served as a business consultant and strategic advisor to a number of companies since 1996. In addition, Mr. Cobb completed a six-year term on the Board of the Federal Reserve Bank of Miami in 2002. Mr. Cobb spent thirty-two years as a practicing CPA at KPMG, and was Vice Chairman and Chief Executive Officer of Alamo Rent A Car, Inc. from 1995 until its sale in 1996. Mr. Cobb also serves on the Boards of Directors of BFC and Alliance Data Systems Corporation.

Steven M. Coldren became a director of BankAtlantic in 1986 and a director of the Company in 1994 when BankAtlantic reorganized into a holding company structure. Mr. Coldren is President of Business Information Systems, Inc., a distributor of digital recording systems. Until 2004, Mr. Coldren was also Chairman of Medical Information Systems, Corp., a distributor of hospital computer systems.
Bruno L. DiGiulian became a director of BankAtlantic in 1985 and a director of the Company in 1994 when BankAtlantic reorganized into a holding company structure. Mr. DiGiulian is a former partner of the law firm of Ruden, McClosky, Smith, Schuster & Russell, P.A., from which he retired his of counsel position in 2006.
Mary E. Ginestra became a director of BankAtlantic in 1980 and a director of the Company in 1994 when BankAtlantic reorganized into a holding company structure. Ms. Ginestra is a private investor.
Willis N. Holcombe has served as a director of the Company since 2003. Dr. Holcombe is the Chancellor of the Florida Community College System. He was the President of Broward Community College from January 1987 until his retirement in January of 2004, and he resumed service as the interim President of Broward Community College from November 2006 to July 2007.
David A. Lieberman has served as a director of the Company since 2006. Mr. Lieberman served as Senior Vice President for Business and Finance at the University of Miami from 1978 until his retirement in 2006. He was a practicing CPA at Arthur Andersen for the twelve years ended 1969. Mr. Lieberman previously served as a director of Foamex International, Inc., whose stock is traded on the Nasdaq Global Market, and IVAX Corporation, whose stock was traded on the American Stock Exchange, the London Stock Exchange and the Warsaw Stock Exchange prior to its acquisition in January 2006 by Teva Pharmaceutical Industries, Ltd.
Charlie C. Winningham, II became a director of BankAtlantic in 1976 and a director of the Company in 1994 when BankAtlantic reorganized into a holding company structure. Mr. Winningham is a private investor. He was the President of C.C. Winningham Corporation, a land surveying firm, from 1963 until his retirement in 2003.
Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of the copies of the forms furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2007, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis.
Code of Ethics
The Company has a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including its principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available on the Company’s website at www.bankatlanticbancorp.com. The Company will post amendments to or waivers from the Code of Business Conduct and Ethics (to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer) on its website. There were no such waivers from or amendments to the Code of Business Conduct and Ethics in 2007. In February 2008, the Company made ministerial amendments to the Code of Business Conduct and Ethics, and the amended Code of Business Conduct and Ethics is available on the Company’s website at www.bankatlanticbancorp.com.
Audit Committee Members and Financial Expert
The Company’s Board of Directors has established an Audit Committee. The Audit Committee consists of D. Keith Cobb, Chairman, Steven M. Coldren and David A. Lieberman. The Company’s Board of Directors has determined that each of Messrs. Cobb and Lieberman is as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and that each is “independent” within the meaning of the listing standards of the New York Stock Exchange and applicable SEC rules and regulations relating to directors serving on audit committees.

ITEM 11. EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
Overview of Compensation Program
The Compensation Committee of the Board of Directors administers the compensation program for the Company’s executive officers and the executive officers of the Company’s subsidiary – BankAtlantic. Each of the Company’s executive officers also serves on the Executive Management Council of BankAtlantic with the other executive officers of BankAtlantic. The Compensation Committee reviews and determines all executive officer compensation, administers the Company’s equity incentive plans (including reviewing and approving grants to the Company’s executive officers), makes recommendations to shareholders with respect to proposals related to compensation matters and generally consults with management regarding employee compensation programs.
The Compensation Committee’s charter reflects these responsibilities, and the Compensation Committee and the Board periodically review and, if appropriate, revise the charter. The Board determines the Compensation Committee’s membership, which is composed entirely of independent directors. The Compensation Committee meets at regularly scheduled times during the year, and it may also hold specially scheduled meetings and take action by written consent. At Board meetings, the Chairman of the Compensation Committee reports on Compensation Committee actions and recommendations.
Throughout this Amendment No. 1 to Annual Report on Form 10-K/A, the term “named executive officers” is used to refer collectively to the individuals named in the “Summary Compensation Table” on page 9.
Compensation Philosophy and Objectives
The Company’s compensation program for executive officers consists of a base salary, an annual cash incentive program, periodic grants of restricted stock or stock options, and health and welfare benefits. The Compensation Committee believes that the most effective executive officer compensation program is one that is designed to align the interests of the executive officers with those of shareholders by compensating the executive officers in a manner that advances both the short- and long-term interests of the Company and its shareholders. The Compensation Committee believes that the Company’s compensation program for executive officers is appropriately based upon the performance of the Company, the performance and level of responsibility of the executive officer, and market data regarding the value of the executive officer’s position at organizations similar to the Company.
Pursuant to its authority under its charter to engage the services of outside advisors, experts and others to assist the Compensation Committee, the Compensation Committee engaged the services of Mercer (US) Inc. (“Mercer”), a human resources consulting firm, to meet with and advise the Compensation Committee with respect to establishing the Company’s 2008 compensation program for Mr. Alan Levan, the Company’s Chairman, and Mr. Abdo, the Company’s Vice Chairman.
Messrs. Alan Levan and Abdo hold senior positions in BFC, the controlling shareholder of the Company, and Levitt, an affiliate of the Company that is also controlled by BFC. During 2007, in addition to the compensation paid to them by the Company, Messrs. Alan Levan and Abdo also received compensation from BFC and Levitt. While the Compensation Committee does not determine the compensation paid to Messrs. Alan Levan and Abdo by BFC and Levitt, the Compensation Committee considers the fact that Messrs. Alan Levan and Abdo allocate a portion of their time to those companies when determining the compensation the Company pays to them.
Role of Executive Officers in Compensation Decisions
The Compensation Committee makes all compensation decisions for the named executive officers, the Company’s other executive officers and the executive officers of BankAtlantic, and approves recommendations regarding equity awards to all employees of the Company. The Compensation Committee reviews the performance of and establishes the compensation of the Company’s Chief Executive Officer. The Company’s Chief Executive Officer reviews the performance of the Company’s Vice Chairman and President. The Company’s President reviews the performance of the other named executive officers, as well as other members of the Executive Management Council of BankAtlantic. Based on these reviews, the Company’s Chief Executive Officer and President make recommendations to the Compensation Committee regarding the compensation of the other named executive officers and the other members of the Executive Management Council of BankAtlantic. These recommendations include, among others, those with respect to setting and adjusting base salary, annual cash incentive awards and equity awards. In approving compensation recommendations for such executive officers, the Compensation Committee can exercise its discretion in modifying upward or downward any recommended amounts or awards to executive officers. In 2007, the Compensation Committee accepted without modification the recommendations of the Company’s Chief Executive Officer and President with respect to the base salary, annual cash incentive awards and equity awards paid or to be paid by the Company to the executive officers.
Executive Officer Compensation Components
Based on the objectives outlined in the “Compensation Philosophy and Objectives” section above, the Compensation Committee has structured the Company’s compensation program for executive officers to motivate and reward the executive officers for achievements of the business goals set by the Company. For the fiscal year ended December 31, 2007, the principal components of compensation for the named executive officers were:
•	base salary;

•	annual incentive program; and

•	long-term equity incentive compensation.
Base Salary
The Compensation Committee believes that the base salaries offered by the Company are competitive based on a review of market practices and the duties and responsibilities of each executive officer. In setting base salaries, the Compensation Committee periodically examines market compensation levels and trends observed in the market for executives of comparable experience and skills. Market information is used as an initial frame of reference for establishing and adjusting base salaries. The Compensation Committee believes that the named executive officers’ base salaries should be competitive with those of other executives with comparable experience at organizations similar to the Company.
In addition to examining market compensation levels and trends, the Compensation Committee makes base salary decisions for the named executive officers based on an annual review by the Compensation Committee with input and recommendations from the Company’s Chief Executive Officer and President. The Compensation Committee’s review includes, among other things, the functional and decision-making responsibilities of each position, the significance of the executive officer’s specific area of individual responsibility to the Company’s financial performance and achievement of overall goals, and the contribution, experience and work performance of each executive officer.
With respect to base salary decisions for the Company’s Chief Executive Officer, the Compensation Committee made an assessment of Mr. Alan Levan’s past performance as the Company’s Chief Executive Officer and its expectations as to his future contributions to the Company, as well as the factors described above for the other named executive officers, including examining market compensation levels and trends and evaluating his individual performance. Mercer provided a presentation to the Compensation Committee regarding the overall compensation to be paid to Chairman Levan and Vice Chairman Abdo, including market surveys and comparisons, market data and alternatives to consider when making determinations with respect to appropriate compensation. In evaluating the performance of Mr. Alan Levan for purposes of not only his base salary, but also his cash bonus under the Company’s annual incentive program and equity awards under the Company’s long-term equity incentive compensation program, the Compensation Committee considered the Company’s 2007 operating results and its financial condition. In its review, the Compensation Committee noted several specific items relative to Mr. Alan Levan’s performance, including, the successful consummation of the sale of Ryan Beck and his efforts in maintaining the well capitalized status of BankAtlantic in the current challenging economic environment in Florida.
The 2007 base salary for the Company’s Chief Executive Officer, Mr. Alan Levan, increased by 4% from 2006. The 2007 base salary for the Company’s President, Mr. Jarett Levan, was $415,000. The other named executive officers’ 2007 base salaries increased in the range of 4% to 12% from 2006. For 2008, the Company’s Chief

Executive Officer’s base salary was set at $540,858 (a decrease of 9% from 2007) and the Vice Chairman’s base salary was increased to $540,858 from $425,600, and the base salaries of Ms. Toalson and Messrs. DeVaux and Jarett Levan were increased by 3%. As described in further detail throughout this Amendment No. 1 to Annual Report on Form 10-K/A, each of Messrs. White, Fuchs and Begelman retired or resigned from their respective executive positions with the Company during 2007. Mr. White continues to serve the Company in a non-executive capacity, and the Compensation Committee approved the payment to Mr. White of $94,900 on an annual basis over a four-year period commencing on June 30, 2007, the effective date of his retirement as Executive Vice President and Chief Financial Officer of the Company. For a detailed description of the amounts paid or to be paid by the Company to each of Messrs. White, Fuchs and Begelman in connection with their respective retirements or resignations from executive positions with the Company, see “Potential Payments Upon Termination or Change-in-Control” below.
Annual Incentive Program
The Company’s annual incentive program is intended to promote high performance and achievement of certain corporate strategic goals and initiatives, encourage the growth of shareholder value, and allow executives, including the named executive officers, to participate in the growth and profitability of the Company. The Company’s 2007 annual incentive program was a cash bonus plan, based solely upon the achievement of a pre-established objective relating to financial performance. This objective was established during the Company’s annual budget cycle. All members of the Executive Management Council of BankAtlantic, including the named executive officers (other than Messrs. White, Fuchs and Begelman), were eligible for a cash bonus, ranging from 0% to 200% of base salary, under the Company’s 2007 annual incentive program. In 2007, the threshold objective was not achieved and, accordingly, no cash bonuses were awarded to these named executive officers under the Company’s annual incentive program. As discussed in further detail throughout this Amendment No. 1 to Annual Report on Form 10-K/A, Mr. Begelman resigned from his executive position with BankAtlantic during 2007 and has advised BankAtlantic that he intends to resign from his non-executive position in June 2008. For 2007, Mr. Begelman was paid a discretionary bonus of $250,000, a portion of which will reduce any amounts payable to him as severance.
For 2008, the Compensation Committee modified the Company’s annual incentive program. Under the 2008 annual incentive program, an executive officer’s cash bonus will be dependent, in whole or in part, upon his or her achievement of financial performance goals which vary based upon the role the executive officer plays with respect to the overall financial performance of the Company and the financial performance of his or her respective division. Bonuses paid under the Company’s 2008 annual incentive program may also depend on the executive officer’s achievement of certain pre-established division specific goals. Additionally, for certain of the named executive officers, but not for the Company’s Chief Executive Officer, the 2008 annual incentive program also includes a discretionary component under which bonuses may be paid based upon a subjective evaluation of the named executive officer’s performance in areas outside those that may be objectively measured based on specific financial goals. In 2008, all of the Company’s Chief Executive Officer’s cash bonus and 70% to 100% of the other named executive officers’ cash bonuses will be related to the achievement of the pre-established objectives under the Company’s 2008 annual incentive program. The remaining 30% of the other named executive officers’ cash bonuses will be payable under the discretionary component of the Company’s 2008 annual incentive program. As discussed in further detail throughout this Amendment No. 1 to Annual Report on Form 10-K/A, each of Messrs. White, Fuchs and Begelman retired or resigned from their respective executive positions with the Company during 2007. Accordingly, Messrs. White, Fuchs and Begelman will not be eligible to receive bonuses under the Company’s 2008 annual incentive program.
In addition to being eligible for a cash bonus under the Company’s annual incentive program, the named executive officers are eligible for a cash award under the BankAtlantic Profit Sharing Stretch Plan (the “Profit Sharing Plan”). The Profit Sharing Plan provides a payout to all BankAtlantic employees, including the named executive officers, in an amount equal to a percentage of annual base salary based upon the achievement of certain pre-established financial goals. In 2007, a total of $99,878 in cash was awarded to the named executive officers under the Profit Sharing Plan as follows:

Alan B. Levan	$21,793
Valerie Toalson	$8,706
Lloyd B. DeVaux	$16,099
John E. Abdo	$15,240
Jarett S. Levan	$11,850
Mark D. Begelman	$15,131
James A. White	$11,059
Long-Term Equity Incentive Compensation
The Company’s long-term equity incentive compensation program provides an opportunity for the named executive officers, and the other executive officers, to increase their stake in the Company through grants of options to purchase shares of the Company’s common stock and encourages executive officers to focus on long-term Company performance by aligning the executive officers’ interests with those of the Company’s shareholders, since the ultimate value of such compensation is directly dependent on the stock price.
The Compensation Committee’s grant of stock options to executive officers is entirely discretionary based on an assessment of the individual executive officer’s contribution to the success and growth of the Company. Decisions by the Compensation Committee regarding grants of stock options to executive officers are generally made based upon the recommendation of the Company’s Chief Executive Officer (other than with respect to grants of stock options to the Company’s Chief Executive Officer), the level of the executive officer’s position with the Company, an evaluation of the executive officer’s past and expected future performance, the number of outstanding and previously granted stock options to the executive officer, and discussions with the executive officer.
In 2007, all of the executive officers, including the named executive officers (other than Messrs. White and Fuchs) were granted options to purchase shares of the Company’s Class A common stock (“Class A Stock”), with an exercise price equal to the market value of the Class A Stock on the date of grant, and which vest on the fifth anniversary of the date of grant. The Compensation Committee believes that such stock options serve as a significant aid in the retention of the executive officers, since these stock option awards do not vest until five years after the grant date.
Internal Revenue Code Limits on Deductibility of Compensation
Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation’s chief executive officer and four other most highly compensated executive officers as of the end of any fiscal year. However, the statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met.
The Compensation Committee believes that it is generally in the Company’s best interest to attempt to structure performance-based compensation, including stock option grants or performance-based restricted stock awards and annual bonuses, to executive officers who may be subject to Section 162(m) in a manner that satisfies the statute’s requirements for full tax deductibility for the compensation. In an effort to meet these objectives, among others, the Company adopted the 2007 annual incentive program to provide performance based goals. The Compensation Committee also recognizes the need to retain flexibility to make compensation decisions that may not meet Section 162(m) standards when necessary to enable the Company to meet its overall objectives, even if the Company may not deduct all of the compensation. Accordingly, there is no assurance that compensation paid by the Company in the future will meet the requirements for deductibility under Section 162(m).

Compensation Committee Report
The following Report of the Compensation Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates this Report by reference therein.
The Compensation Committee has reviewed and discussed the Company’s Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Company’s Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K/A.
Submitted by the Members of the Compensation Committee:
Steven M. Coldren, Chairman
Mary E. Ginestra
Charlie C. Winningham, II
Willis N. Holcombe
Compensation of Named Executive Officers
Summary Compensation Table
All officers of the Company are also officers of BankAtlantic. The following table sets forth certain summary information concerning compensation paid or accrued by the Company or BankAtlantic during the years ended December 31, 2007 and 2006 to or on behalf of the Company’s Chief Executive Officer and Chief Financial Officer and each of the next three highest paid executive officers (determined as of December 31, 2007), the former Chief Financial Officer who served in that position through June 30, 2007, and two individuals who were executive officers during 2007 but not at December 31, 2007, who otherwise would have been included as one of the next three highest paid executive officers but for the fact that they were not executive officers as of December 31, 2007. Officers of the Company who also serve as officers or directors of affiliates also receive compensation from such affiliates for services rendered on behalf of the affiliates.

										Change in
										Pension
										Value and
										Nonqualified
								Non-Equity		Deferred
					Stock	Option		Incentive Plan		Compensation	All Other
Name and Principal Position	Year	Salary	Bonus		Awards	Awards		Compensation		Earnings	Compensation		Total
Alan B. Levan, Chief Executive Officer	2007	$590,480	—		—	$351,664	(2)	$21,793	(3)	$53,905 (4)	$21,000	(5)	$1,038,842
	2006	$567,769	$11,688		—	$348,152		$248,655		$104,639	$22,269		$1,303,172

Valerie C. Toalson,(8) Chief Financial Officer	2007	$266,566	—		—	$47,059	(2)	$8,706	(3)	—	$56,395	(5)	$378,726
	2006	N/A	N/A			N/A		N/A		N/A	N/A		N/A

Lloyd B. DeVaux,(6) Chief Operating Officer,	2007	$445,095	—		$139,815 (1)	$146,527	(2)	$16,099	(3)	—	$165,867	(5)	$913,403
	2006	$412,923	$52,887		$139,815	$145,063		$126,053		—	$249,729		$1,126,470

John E. Abdo, Vice Chairman	2007	$415,140	—		—	$234,443	(2)	$15,240	(3)	$25,849 (4)	$21,675	(5)	$712,347
	2006	$385,585	$8,170		—	$232,101		$172,174		$47,221	$29,484		$874,735

Jarett S. Levan, President (CEO and President of BankAtlantic)	2007	$385,489	—		—	$107,213	(2)	$11,850	(3)	— (4)	$24,773	(5)	$529,303
	2006	N/A	N/A		N/A	N/A		N/A		N/A	N/A		N/A

Mark D. Begelman, (10) Former Executive Vice President,
BankAtlantic	2007	$424,531	$250,000	(10)	—	$94,434	(2)	$15,131	(3)	—	$18,013	(5)	$802,109
	2006	N/A	N/A		N/A	N/A		N/A		N/A	N/A		N/A

Jay R. Fuchs, (7) Former Executive Vice President, BankAtlantic	2007	$125,321	—		—	$235,318	(2)	—		—	$427,336	(5)	$787,975
	2006	$539,040	—		—	$150,615		$154,482		—	$22,766		$866,903

James A. White,(9) Former Chief Financial Officer	2007	$234,442	—		—	$136,928	(2)	$11,059	(3)	—	$14,538	(5)	$396,967
	2006	$362,296	$37,791		—	$145,063		$119,211		—	$21,209		$685,570

(1)	All restricted stock are shares of the Company’s Class A Stock. The amount represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting, of restricted stock grants, including amounts from awards granted prior to 2007. There were no forfeitures during 2007. Additional information regarding shares of restricted stock held by Mr. DeVaux is set forth in the “Outstanding Equity Awards at Fiscal Year-End – 2007,” “Option Exercises and Stock Vested – 2007” and “Potential Payments Upon Termination or Change-in-Control” tables below.

(2)	All options indicated are options to purchase shares of the Company’s Class A Stock. The amount represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007 in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting of stock option grants, including amounts from awards granted prior to 2007. Assumptions used in the calculation of these amounts are included in footnote 17 to the Company’s audited financial statements for the fiscal year ended December 31, 2007 included in the Original Form 10-K. There were no forfeitures during 2007. Additional information regarding stock options awarded to the named executive officers in 2007, including the grant date fair value of such stock options, is set forth in the “Grants of Plan-Based Awards – 2007” table below.

(3)	Amounts for each named executive officer pursuant to the Company’s Profit Sharing Plan. The Company’s Profit Sharing Plan is more fully described in the “Compensation Discussion and Analysis” section beginning on page 5.

(4)	Represents the increase in the actuarial present value of accumulated benefits under the Retirement Plan for Employees of BankAtlantic (the “Retirement Plan”); however, Mr. Jarett Levan had a $22 decrease in the actuarial present value of accumulated benefits under the Retirement Plan. Additional information regarding the Retirement Plan is set forth in the “Pension Benefits – 2007” table below.

(5)	Items included under “All Other Compensation” for 2007 for each named executive officer are set forth in the table below:
All Other Compensation

						Dividends
						on
		Perquisites			Company	Restricted
		and Other	Tax		Contributions	Stock,	BankAtlantic		Separa-	Other
		Personal	Reimburs-	Insurance	to Retirement and	REIT	Pension Plan	Auto	tion	Compen-
Name	Year	Benefits	ements	Premiums	401(k) Plans	Shares	Trustee Fee	Allowance	Payments	sation	Total
Alan B. Levan	2007	$1,523	$—	$10,437	$9,000	$40	$—	$—	$—	$—	$21,000
Valerie C. Toalson	2007	502	12,972	—	9,000	—	—	7,163	—	26,758	56,395
Lloyd B. DeVaux	2007	1,285	133,263	—	9,000	14,934	—	7,385	—	—	165,867
John E. Abdo	2007	—	—	—	9,000	40	5,250	7,385	—	—	21,675
Jarett S. Levan	2007	8,348	—	—	9,000	40	—	7,385	—	—	24,773
Mark D. Begelman	2007	1,628	—	—	9,000	—	—	7,385	—	—	18,013
Jay R. Fuchs	2007	—	—	—	—	—	—	2,215	425,121	—	427,336
James A. White	2007	—	—	—	9,000	—	—	5,538	—	—	14,538
Amounts included under “Insurance Premiums” in the table above were paid in connection with the Split-Dollar Life Insurance Plan (the “Split-Dollar Plan”). Additional information regarding the Split-Dollar Plan is set forth in the narrative accompanying the “Pension Benefits – 2007” table below.
The value of perquisites and other personal benefits included under “Perquisites and Other Personal Benefits” in the table above is calculated based on their incremental cost to the Company, which is determined based on the actual cost of providing these perquisites and other personal benefits. During 2007, no named executive officer had perquisites which in the aggregate exceeded $10,000.

(6)	Mr. DeVaux entered into a letter agreement with BankAtlantic, dated April 18, 2001 and effective June 4, 2001, pursuant to which BankAtlantic employed Mr. DeVaux as Executive Vice President and Chief Information Officer. The agreement provides Mr. DeVaux with an initial annual base salary of $288,750, with discretionary annual adjustments, and incentive compensation based on the achievement of certain performance goals of up to 50% of base salary. Mr. DeVaux also received a one-time payment of $100,000 and 195,000 restricted shares of the Company’s Class A Stock, which restricted shares vest 10% per year for 10 years beginning June 4, 2002. He is entitled to the dividends on all such shares as such dividends are paid. The Company also pays Mr. DeVaux a “gross-up” for taxes due on vested restricted shares, which is included in “All Other Compensation.” The agreement also contains provisions regarding termination and change-in-control, including acceleration of vesting of his restricted shares, which are more fully described in the “Potential Payments upon Termination or Change-in-Control” table below.

(7)	Mr. Fuchs entered into an agreement with BankAtlantic, dated February 9, 2007 and effective February 16, 2007, in connection with his resignation as Executive Vice President of Community Banking Division of BankAtlantic. Additional information regarding this agreement and the cessation of Mr. Fuchs’ employment with BankAtlantic is set forth in the narrative accompanying the “Potential Payments upon Termination or Change-in-Control” table below.

(8)	Pursuant to its agreement with Ms. Toalson, dated October 19, 2005 and effective February 13, 2006, BankAtlantic employed Ms. Toalson as Senior Vice President and Chief Financial Officer of BankAtlantic. The agreement calls for an additional payment to Ms. Toalson of $24,700 per year, “grossed-up” for taxes, for four years beginning in May 2006. This amount is included in “All Other Compensation.” The agreement also provided for options to acquire 25,000 shares of Class A Stock which will vest five years from date of grant subject to accelerated vesting in the case of change-in-control, as more fully described in the “Potential Payments upon Termination or Change-in-Control” table below.

(9)	Effective June 30, 2007, Mr. White, the Company’s former Executive Vice President and Chief Financial Officer, became a non-executive officer of the Company. He is to receive an annual salary of $94,900 per year for four years.

(10)	Effective July 31, 2007, Mr. Begelman, formerly Executive Vice President and Chief Sales & Marketing Officer of BankAtlantic, resigned from his executive position and transitioned to a non-executive position as President of Store Real Estate. He has indicated that he will resign from his non-executive position in June 2008. Mr. Begelman’s 2007 cash bonus was discretionary in nature and a portion of the bonus will reduce any amounts payable to him as severance, as more fully described in “Potential Payments Upon Termination or Change-in-Control” below.

Grants of Plan-Based Awards — 2007
The following table sets forth certain information concerning grants of awards to the named executive officers pursuant to the Company’s non-equity and equity incentive plans in the fiscal year ended December 31, 2007.

								All Other	All Other
								Stock Awards:	Option Awards:	Exercise or	Grant Date
								Number of	Number of	Base Price	Fair Value of
		Estimated Possible Payouts Under			Estimated Future Payouts Under			Shares of	Securities	of Option	Stock and
	Grant	Non-Equity Incentive Plan Awards(1)			Equity Incentive Plan Awards			Stock or	Underlying	Awards	Option
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options(2)	($ / Sh)	Awards(3)
Alan B. Levan	6/5/2007	—	$594,880	$1,189,760	N/A	N/A	N/A	0	60,000	$9.38	$197,460
Valerie C. Toalson	6/5/2007	—	144,720	289,440	N/A	N/A	N/A	0	20,000	9.38	65,820
Lloyd B. DeVaux	6/5/2007	—	229,440	458,880	N/A	N/A	N/A	0	25,000	9.38	82,275
John E. Abdo	6/5/2007	—	425,600	851,200	N/A	N/A	N/A	0	40,000	9.38	131,640
Jarett S. Levan	6/5/2007	—	254,760	509,520	N/A	N/A	N/A	0	35,000	9.38	115,185
Mark Begelman	6/5/2007	N/A	N/A	N/A	N/A	N/A	N/A	0	25,000	9.38	82,275
Jay Fuchs	6/5/2007	N/A	N/A	N/A	N/A	N/A	N/A	0	0	0	0
James A. White	N/A	N/A	N/A	N/A	N/A	N/A	N/A	0	0	0	0

(1)	Represents the estimated possible payouts of cash awards under the formula-based component of the Company’s annual incentive program which is tied to financial performance goals. Because the threshold objective was not achieved during 2007, no cash awards were made under the Company’s annual incentive program for 2007. The Company’s annual incentive program is more fully described in the “Compensation Discussion and Analysis” section beginning on page 5.

(2)	All options are to purchase shares of the Company’s Class A Stock, were granted under the Company’s 2005 Restricted Stock and Option Plan, and vest on the fifth anniversary of the date of grant.

(3)	Represents the grant date fair value computed in accordance with FAS 123(R).

Outstanding Equity Awards at Fiscal Year-End – 2007
The following table sets forth certain information regarding equity-based awards held by the named executive officers as of December 31, 2007.

	Option Awards							Stock Awards
												Equity
												Incentive
					Equity						Equity Incentive	Plan Awards:
					Incentive						Plan Awards:	Market or
					Plan Awards:					Market	Number of	Payout Value
	Number of		Number of		Number of			Number of		Value of	Unearned	of Unearned
	Securities		Securities		Securities			Shares or		Shares or	Shares, Units	Shares, Units
	Underlying		Underlying		Underlying			Units of		Units of	or Other	or Other
	Unexercised		Unexercised		Unexercised	Option	Option	Stock That		Stock That	Rights That	Rights That
	Options(1)		Options(1)		Unearned	Exercise	Expiration	Have Not		Have Not	Have Not	Have Not
Name	Exercisable		Unexercisable		Options	Price	Date	Vested		Vested	Vested	Vested
Alan B. Levan	78,377	(6)			N/A	$8.56	3/4/2012	N/A		N/A	N/A	N/A
			78,377	(7)		$7.41	3/31/2013
			60,000	(8)		$18.20	7/5/2014
			60,000	(9)		$19.02	7/11/2015
			60,000	(10)		$14.81	7/10/2016
			60,000	(11)		$9.38	6/4/2017

Valerie C. Toalson			25,000	(10)	N/A	$13.60	2/13/2016	N/A		N/A	N/A	N/A
			10,000	(10)		$14.81	7/10/2016
			20,000	(11)		$9.38	6/4/2017

Lloyd B. DeVaux	32,656	(6)			N/A	$8.56	3/4/2012	N/A		N/A	N/A	N/A
			32,657	(7)		$7.41	3/31/2013
			25,000	(8)		$18.20	7/5/2014
			25,000	(9)		$19.02	7/11/2015
			25,000	(10)		$14.81	7/10/2016
			25000	(11)		$9.38	6/4/2017
								78,000	(13)	$319,800
								19,500	(14)	$42,900

John E. Abdo	52,251	(6)			N/A	$8.56	3/4/2012	N/A		N/A	N/A	N/A
			52,251	(7)		$7.41	3/31/2013
			40,000	(8)		$18.20	7/5/2014
			40,000	(9)		$19.02	7/11/2015
			40,000	(10)		$14.81	7/10/2016
			40,000	(11)		$9.38	6/4/2017

Jarett S. Levan	1,502	(2)			N/A	$4.33	9/8/2008	N/A		N/A	N/A	N/A
	3,755	(3)				$4.74	4/6/2009
	9,797	(4)				$2.82	5/2/2010
	16,328	(5)				$2.97	1/2/2011
	16,328	(6)				$8.56	2/4/2012
			19,594	(7)		$7.41	3/31/2013
			15,000	(8)		$18.20	7/5/2014
			15,000	(9)		$19.02	7/11/2015
			25,000	(10)		$14.81	7/10/2016
			35,000	(11)		$9.38	6/4/2017

Mark D. Begelman			7,500	(9)		$19.02	7/11/2015	N/A		N/A	N/A	N/A
			42,500	(12)		$14.02	10/10/2015
			25,000	(10)		$14.81	7/10/2016
			25,000	(11)		$9.38	6/4/2017

Jay R. Fuchs	N/A		N/A			N/A	N/A	N/A		N/A	N/A	N/A

James A. White	7,838	(3)			N/A	$3.01	12/31/2009	N/A		N/A	N/A	N/A
	19,594	(4)				$2.82	5/2/2010
	32,657	(5)				$2.97	1/2/2011
			32,656	(6)		$8.56	3/4/2012
			32,657	(7)		$7.41	3/31/2013
			25,000	(8)		$18.20	7/5/2014
			25,000	(9)		$19.02	7/11/2015
			25,000	(10)		$14.81	7/10/2016

(1)	All options are to purchase shares of the Company’s Class A Stock.

(2)	Vested on December 14, 1998.

(3)	Vested on December 31, 2004.

(4)	Vested on May 2, 2005.

(5)	Vested on January 2, 2006.

(6)	Vested on March 4, 2007.

(7)	Although these options vested on March 31, 2008, they are included as unexercisable because they were not exercisable as of December 31, 2007. As a result of their vesting on March 31, 2008, these options are currently exercisable.

(8)	Vests on July 6, 2009.

(9)	Vests on July 12, 2010.

(10)	Vests on July 11, 2011.

(11)	Vests on June 5, 2012.

(12)	Vests on October 11, 2010.

(13)	Pursuant to the letter agreement between Mr. DeVaux, the Company’s Executive Vice President and Chief Operating Officer, and BankAtlantic, dated April 18, 2001 and effective June 4, 2001, Mr. DeVaux received, among other things, 195,000 restricted shares of the Company’s Class A Stock, which restricted shares vest at the rate of 19,500 shares per year for 10 years beginning on June 4, 2002, subject to acceleration in the circumstances described in the “Potential Payments upon Termination or Change-in-Control” table below. He is entitled to the dividends on all such shares as such dividends are paid. The Company also pays Mr. DeVaux a “gross-up” for taxes due on vested restricted shares, which is included under “Tax Reimbursement” in the “All Other Compensation” table included as footnote 6 to the “Summary Compensation Table” above.

(14)	As a result of the Company’s spin-off of Levitt, Mr. DeVaux received 48,750 restricted shares of Levitt common stock on the same terms as his restricted shares of the Company’s Class A Stock.

Option Exercises and Stock Vested — 2007
The following table sets forth certain information regarding exercises of stock options and vesting of restricted stock held by the named executive officers in the fiscal year ended December 31, 2007.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares		Value Realized
Name	Acquired on Exercise(1)	on Exercise	Acquired on Vesting		on Vesting
Alan B. Levan	0	—	0		—
Valerie C. Toalson	0	—	0		—
James A. White	0	—	0		—
Lloyd B. DeVaux	0	—	19,500	(2)	$185,250
			4,875	(3)	$47,434
John E. Abdo	0	—	0		—
Jarett S. Levan	0	—	0		—
Jay R. Fuchs	145,088	$617,098	0		—
Mark D. Begelman	0	—	0		—

(1)	Represents the number of shares of the Company’s Class A Stock acquired upon exercise of stock options.

(2)	See footnote 13 of the “Outstanding Equity Awards at Fiscal Year-End – 2007” table above.

(3)	See footnote 14 of the “Outstanding Equity Awards at Fiscal Year-End – 2007” table above.
Pension Benefits – 2007
The following table sets forth certain information with respect to accumulated benefits as of December 31, 2007 under any plan that provides for payments or other benefits to the named executive officers at, following, or in connection with, retirement.

			Present Value
		Number of Years	of Accumulated	Payments During Last
Name	Plan Name	Credited Service	Benefit(1)	Fiscal Year
Alan B. Levan	Retirement Plan for	27	$1,469,500	$0
	Employees of
	BankAtlantic

Valerie C. Toalson	N/A	0	0	0

James A. White	N/A	0	0	0

Lloyd B. DeVaux	N/A	0	0	0

John E. Abdo	Retirement Plan for	15	651,522	0
	Employees of
	BankAtlantic

Jarett S. Levan	Retirement Plan for	2	609	0
	Employees of
	BankAtlantic

Jay R. Fuchs	N/A	0	0	0

Mark D. Begelman	N/A	0	0	0

(1)	Assumptions used in the calculation of these amounts are included in footnote 19 to the Company’s audited financial statements for the fiscal year ended December 31, 2007 included in the Original Form 10-K, except that retirement age was assumed to be 65, the normal retirement age as defined in the Retirement Plan for Employees of BankAtlantic (the “Retirement Plan”).

Retirement Plan
Alan B. Levan, John E. Abdo and Jarett S. Levan are participants in the Retirement Plan for Employees of BankAtlantic (the “Retirement Plan”), which is a defined benefit plan. Effective December 31, 1998, the Company froze the benefits under the Retirement Plan. Participants who were employed at December 1, 1998, became fully vested in their benefits under the Retirement Plan. While the Retirement Plan is frozen, there will be no future benefit accruals. None of the other individuals named in the “Summary Compensation Table” is a participant in the Retirement Plan. The Retirement Plan was designed to provide retirement income based on an employee’s salary and years of active service, determined as of December 31, 1998. The cost of the Retirement Plan is paid by BankAtlantic and all contributions are actuarially determined.
In general, the Retirement Plan provides for monthly payments to or on behalf of each covered employee upon such employee’s retirement (with provisions for early or postponed retirement), death or disability. As a result of the freezing of future benefit accruals, the amount of the monthly payments is based generally upon two factors: (1) the employee’s average regular monthly compensation for the five consecutive years out of the last ten years ended December 31, 1998, or prior retirement, death or disability, that produces the highest average monthly rate of regular compensation and (2) upon the employee’s years of service with BankAtlantic at December 31, 1998. Benefits are payable for the retiree’s life, with ten years’ worth of payments guaranteed. The benefits are not subject to any reduction for Social Security or any other external benefits.
In 1996, BankAtlantic amended the Retirement Plan and adopted a supplemental benefit for certain executives, as permitted by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (the “Code”). This was done because of a change in the Code that operated to restrict the amount of the executive’s compensation that may be taken into account for Plan purposes, regardless of the executive’s actual compensation. The intent of the supplemental benefit, when added to the regular Plan benefit, was to provide to certain executives the same retirement benefits that they would have received had the Code limits not been enacted, subject to other requirements of the Code. The approximate targeted percentage of pre-retirement compensation for which Mr. Alan B. Levan will be eligible under the Retirement Plan as a result of the supplemental benefit at age 65 is 33%. No other individuals named in the “Summary Compensation Table” are entitled to the supplemental benefit. The supplemental benefit also was frozen as of December 31, 1998. Because the percentage of pre-retirement compensation payable from the Retirement Plan to Mr. Alan B. Levan, including the Plan’s supplemental benefit, fell short of the benefit that Mr. Alan B. Levan would have received under the Plan absent the Code limits, BankAtlantic adopted the BankAtlantic Split-Dollar Life Insurance Plan, an employee benefit plan described below.
The following table illustrates annual pension benefits at age 65 for various levels of compensation and years of service at December 31, 1998, the date on which Retirement Plan benefits were frozen.

	Estimated Annual Benefits
	Years of Credited Service at December 31, 1998
Average Five Year Compensation at December 31, 1998	5 Years	10 Years	20 Years	30 Years	40 Years
$120,000	$10,380	$20,760	$41,520	$62,280	$83,160
$150,000	13,005	26,010	52,020	78,030	104,160
$160,000 and above	13,880	27,760	55,520	83,280	111,160

Split-Dollar Plan
BankAtlantic adopted the Split-Dollar Life Insurance Plan (the “Split-Dollar Plan”) in 1996 to provide additional retirement benefits to Alan B. Levan, whose monthly benefits under the Retirement Plan were limited by changes to the Code. Under the Split-Dollar Plan and its accompanying agreement with Mr. Alan B. Levan, BankAtlantic arranged for the purchase of an insurance policy (the “Policy”) insuring the life of Mr. Alan B. Levan. Pursuant to its agreement with Mr. Alan B. Levan, BankAtlantic will make premium payments for the Policy. The Policy is anticipated to accumulate significant cash value over time, which cash value is expected to supplement Mr. Alan B. Levan’s retirement benefit payable from the Retirement Plan. Mr. Alan B. Levan owns the Policy but BankAtlantic will be reimbursed for the amount of premiums that BankAtlantic pays for the Policy upon the earlier of his retirement or death. The portion of the amount paid in prior years attributable to the 2007 premium for the Policy that is considered compensation to Mr. Alan B. Levan is included under “All Other Compensation” in the “Summary Compensation Table.” The Split-Dollar Plan was not included in the freezing of the Retirement Plan and BankAtlantic has continued to make premium payments for the Policy since 1998.
Potential Payments upon Termination or Change-in-Control
The following table sets forth certain information with respect to compensation that would become payable if the named executive officers had ceased employment under the various circumstances below. Except as set forth in the “Actual Payments” column, which represents full payments under the referenced agreements, the amounts shown in the table below assume that such cessation of employment was effective as of December 31, 2007. The actual amounts to be paid can only be determined at the time of such executive’s separation from the Company.

				After Change
				In Control
		Before Change in		Resignation
		Control	At the Event of	within One
		Termination	Change in	Year after	Termination
Name	Benefit	without Cause	Control	Change in Control	without Cause	Actual Payments
Alan B. Levan	N/A
Valerie C. Toalson(1)	Vesting of Stock Options
Lloyd B. DeVaux(2)	Salary	$458,880	$—	$917,760	$458,880
	Bonus	156,000	—	312,000	156,000
	Vesting of Restricted Stock	181,350	362,700	—	—

	Total	$796,230	$362,700	$1,229,760	$614,880
John E. Abdo	N/A
Jarett S. Levan	N/A
Mark D. Begelman(3)	N/A
Jay R. Fuchs(4)	Salary					$543,057
	Bonus					124,536
	Vesting of Stock Options					235,318

	Total					$902,911
James A. White(5)	N/A

(1)	Pursuant to the letter agreement between Ms. Toalson, the Company’s Executive Vice President and Chief Financial Officer, and BankAtlantic, dated October 19, 2005 and effective February 13, 2006, in the event of a change-in-control (which is defined as Mr. Alan Levan or BFC ceasing to control more than 50% of the common voting rights), any of the unvested stock options granted to her on February 13, 2006 would immediately fully vest. The exercise price of these stock options exceeded the market share price at December 31, 2007.

(2)	Pursuant to the letter agreement between Mr. DeVaux, the Company’s Executive Vice President and Chief Operating Officer, and BankAtlantic, dated April 18, 2001 and effective June 4, 2001, in the event of a change-in-control of BankAtlantic (which is defined as 50% or more of BankAtlantic’s stock being acquired by a third party which did not, as of the date of his employment, hold such stock), any of his unvested restricted shares of the Company’s Class A Stock vest immediately and, if Mr. DeVaux resigns within one year after such change of control, he will be entitled to a payment equal to two times his annual salary plus two times the higher of his preceding two years’ cash incentive compensation. Notwithstanding any change-in-control of BankAtlantic, if Mr. DeVaux’s employment is terminated without cause, then he will be entitled to a payment equal to his annual salary plus the higher of his preceding two years’ cash incentive compensation, and 39,000 restricted shares (in addition to those which have theretofore vested) will immediately vest.

(3)	Mr. Begelman resigned from his executive position with BankAtlantic during 2007 and has advised BankAtlantic that he intends to resign from his non-executive position in June 2008. For 2007, Mr. Begelman was paid a discretionary bonus of $250,000, a portion of which will reduce any amounts payable to him as severance.

(4)	Mr. Fuchs entered into an agreement with BankAtlantic, dated February 9, 2007. Under the terms of this agreement, Mr. Fuchs agreed to, among other things, grant a general release to BankAtlantic and its affiliates and to abide by a covenant-not-to-solicit and covenant-not-to-compete. In exchange, BankAtlantic agreed to, among other things, continue to pay Mr. Fuchs his annual base salary of $543,057 through January 9, 2008, pay Mr. Fuchs his bonus of $124,536 for the year ended December 31, 2006, continue Mr. Fuchs’ medical/health/vision coverage in accordance with COBRA, extend the exercise period of all of Mr. Fuchs’ vested stock options through May 15, 2007 and vest all of Mr. Fuchs’ unvested stock options with a pro-rata date of January 9, 2008.

(5)	Effective June 30, 2007, Mr. White, the Company’s former Executive Vice President and Chief Financial Officer, became a non-executive officer. He is to receive an annual salary of $94,900 per year for four years.
Compensation of Directors
The Compensation Committee recommends director compensation to the Board based on factors it considers appropriate and based on the recommendations of management. Currently, each non-employee director receives $100,000 annually for service on the Board of Directors, payable in cash, restricted stock or non-qualified stock options, in such combinations as the director may elect, provided that no more than $50,000 may be paid in cash. The restricted stock and stock options are granted in Class A Stock under the Company’s 2005 Restricted Stock and Option Plan. Restricted stock vests monthly over a 12-month service period beginning on July 1 of each year and stock options are fully vested on the date of grant, have a ten-year term and have an exercise price equal to the closing market price of the Class A Stock on the date of grant. The number of stock options and restricted stock granted is determined by the Company based on assumptions and formulas typically used to value these types of securities. Members of the Audit Committee receive an additional $4,000 per quarter for their service on that committee. The Chairman of the Audit Committee receives an additional fee of $1,000 per quarter for service as Chairman. The Chairmen of the Compensation Committee and the Nominating/Corporate Governance Committee receive an annual cash fee of $3,500. Other than the Chairmen, members of the Compensation Committee and the Nominating/Corporate Governance Committee do not receive additional compensation for service on those committees. Directors Abdo, DiGiulian and Ginestra serve as trustees of the Company’s pension plan, for which they are compensated directly by the pension plan in the amount of $9,000 per year. Other than the $9,000 per year paid to Mr. Abdo directly by the Company’s pension plan as described in the preceding sentence, directors who are also officers of the Company or its subsidiaries do not receive additional compensation for their service as directors.

Director Compensation – 2007
The following table sets forth certain information regarding the compensation paid to the Company’s non-employee directors for their service during the fiscal year ended December 31, 2007.

					Change
					in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards(1)(3)	Awards(2)(3)	Compensation	Earnings	Compensation(4)	Total
D. Keith Cobb	$70,000	$24,998	$50,000	N/A	N/A	0	$144,998
Steven M. Coldren	$73,000	$54,162	0	N/A	N/A	0	$127,162
Bruno L. DiGiulian	$50,000	$24,998	$50,000	N/A	N/A	$9,000	$133,398
Mary E. Ginestra	$50,000	$54,162	0	N/A	N/A	$9,000	$113,162
Willis N. Holcombe	$50,000	0	$50,000	N/A	N/A	0	$100,000
David A. Lieberman	$46,000	$34,999	$70,000	N/A	N/A	0	$150,999
Charles C. Winningham, II	$50,000	$24,998	$50,000	N/A	N/A	0	$124,998

(1)	All restricted stock are shares of the Company’s Class A Stock. The amount represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting, of restricted stock grants, including amounts from awards granted prior to 2007. There were no forfeitures during 2007. The grant date fair value of the restricted stock awards computed in accordance with FAS 123(R) is as follows: Mr. Coldren - $50,000 and Ms. Ginestra — $50,000.

(2)	All options are to purchase shares of the Company’s Class A Stock. The amount represents the dollar amount recognized for financial statement reporting purposes for the fiscal year ended December 31, 2007, in accordance with FAS 123(R), without taking into account an estimate of forfeitures related to service-based vesting, of stock option grants, including amounts from awards granted prior to 2007. Assumptions used in the calculation of these amounts are included in footnote 17 to the Company’s audited financial statements for the fiscal year ended December 31, 2007 included in the Original Form 10-K. There were no forfeitures during 2007. The grant date fair value of the stock option awards computed in accordance with FAS 123(R) is as follows: each of Messrs. Cobb, DiGiulian, Holcombe and Winningham — $50,000; and Mr. Lieberman — $70,000.

(3)	The table below sets forth the aggregate number of shares of restricted Class A Stock and the aggregate number of options to acquire shares of Class A Stock held by each non-employee director as of December 31, 2007:

Name	Restricted Stock	Stock Options
D. Keith Cobb	0	34,392
Steven M. Coldren	2,222	32,536
Bruno L. DiGiulian	0	52,463
Mary E. Ginestra	2,222	46,146
Willis N. Holcombe	0	44,543
David A. Lieberman	0	34,539
Charles C. Winningham, II	0	39,401

(4)	Represents amounts paid as fees for service as trustee of the BankAtlantic Pension Plan.

Compensation Committee Interlocks and Insider Participation
The Board of Directors has designated Directors Winningham, Coldren, Ginestra and Holcombe, none of whom are employees of the Company or any of its subsidiaries, to serve on the Compensation Committee. The Company’s executive officers are also executive officers of BankAtlantic. All of the Company’s executive officers are compensated by BankAtlantic except Alan B. Levan, John E. Abdo and Valerie C. Toalson, who are compensated by the Company, and Susan D. McGregor, who is compensated by BFC as part of BFC’s shared services group. A portion of Ms. McGregor’s compensation is charged to the Company pursuant to its shared services arrangement with BFC, which is described in more detail below under Item 13 — Certain Relationships and Related Transactions, and Director Independence. Officers compensated by BankAtlantic receive no additional compensation from the Company for services performed on behalf of BankAtlantic or the Company, except in the form of Company stock or stock options. Director D. Keith Cobb also serves as a director of BFC and receives compensation for his services on BFC’s Board and its committees, including BFC’s Audit, Compensation, and Nominating/Corporate Governance Committees.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Principal Shareholders of the Company
The following table sets forth, as of March 21, 2008, certain information as to the Company’s Class A Stock and Class B common stock (“Class B Stock”) beneficially owned by persons owning in excess of 5% of the outstanding shares of such stock. Management knows of no person, except as listed below, who beneficially owned more than 5% of the Company’s outstanding Class A Stock or Class B Stock as of March 21, 2008. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and with the Company pursuant to the Exchange Act. Addresses provided are those listed in the filings as the address of the person authorized to receive notices and communications. For purposes of the table below and the table set forth under “Security Ownership of Management,” in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of common stock (1) over which he or she has or shares, directly or indirectly, voting or investment power, or (2) of which he or she has the right to acquire beneficial ownership at any time within 60 days after March 21, 2008. As used herein, “voting power” is the power to vote, or direct the voting of, shares and “investment power” includes the power to dispose, or direct the disposition of, such shares. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the shares beneficially owned.

		Amount and
		Nature of
	Name and Address of	Beneficial
Title of Class	Beneficial Owner	Ownership		Percent of Class
Class A Common Stock	BFC Financial Corporation	8,329,236	(1)(4)	23.47%
	2100 W. Cypress Creek Road
	Ft. Lauderdale, Florida 33309

Class A Common Stock	Wellington Management Company LLP	5,734,321	(2)	11.17%
	75 State Street
	Boston, Massachusetts 02109

Class A Common Stock	QVT Financial LP	5,155,800	(3)	10.05%
	1177 Avenue of the Americas
	New York, New York 10036

Class B Common Stock	BFC Financial Corporation	4,876,124	(1)(4)	100.00%
	2100 W. Cypress Creek Road
	Ft. Lauderdale, Florida 33309

(1)	BFC has sole voting and dispositive power over all shares listed. BFC may be deemed to be controlled by Alan B. Levan and John E. Abdo, who collectively may be deemed to have an aggregate beneficial ownership of shares of common stock representing approximately 74% of the total voting power of BFC. Mr. Alan B. Levan serves as Chairman and Chief Executive Officer of the Company and BFC and Chairman of BankAtlantic, and Mr. John E. Abdo serves as Vice Chairman of the Company, BankAtlantic and BFC.

(2)	As reported on Wellington Management Company, LLP’s Schedule 13G filed with the SEC on February 14, 2008, Wellington Management Company, LLP has sole voting power for 4,835,361 shares and shared dispositive power for 5,734,321 shares.

(3)	As reported on QVT Financial LP’s Schedule 13G filed with the SEC on February 7, 2008, QVT Financial LP has shared voting power for 5,155,800 shares and shared dispositive power for 5,155,800 shares.

(4)	Class B Stock is convertible on a share-for-share basis at any time at BFC’s discretion.
Security Ownership of Management
Listed in the table below are the outstanding securities beneficially owned as of March 21, 2008 by (i) each director as of March 21, 2008, (ii) each named executive officer and (iii) all directors and executive officers as of March 21, 2008 as a group. The address of all parties listed below is 2100 West Cypress Creek Road, Fort Lauderdale, Florida 33309.

	Class A Stock		Class B Stock		Percent of Class A	Percent of Class B
Name of Beneficial Owner	Ownership		Ownership		Stock	Stock
BFC Financial Corporation(1)	8,329,236	(10)	4,876,124	(10)	23.47%	100%
Alan B. Levan (1)(7)	1,080,014	(2)(3)(5)	0	(2)	2.1%	0
John E. Abdo (1)	725,079	(3)(5)	0		1.4%	0
Mark D. Begelman	6,794	(3)	0		*	0
D. Keith Cobb	45,738	(4)(5)	0		*	0
Steven M. Coldren	40,798	(5)(9)	0		*	0
Lloyd B. DeVaux	303,690	(3)(5)(6)	0		*	0
Bruno L. DiGiulian	53,463	(5)	0		*	0
Jay R. Fuchs	100,000		0		*	0
Mary E. Ginestra	56,728	(5)(9)	0		*	0
Willis N. Holcombe	47,933	(5)	0		*	0
Jarett S. Levan (7)	78,124	(5)	0		*	0
David A. Lieberman	51,218	(5)	0		*	0
Valerie C. Toalson	10,316	(3)	0		*	0
James A. White	130,402	(5)	0		*	0
Charlie C. Winningham, II	154,416	(5)	0		*	0
All directors and executive officers of the Company as of March 21, 2008 as a group (18 persons)	11,742,403	(8)(10)	4,876,124	(10)	29.5%	100%

*	Less than one percent of the class.

(1)	BFC may be deemed to be controlled by Alan B. Levan and John E. Abdo, who collectively may be deemed to have an aggregate beneficial ownership of shares of common stock representing approximately 74% of the total voting power of BFC. Mr. Alan B. Levan serves as Chairman and Chief Executive Officer of the Company and BFC and Chairman of BankAtlantic, and Mr. John E. Abdo serves as Vice Chairman of the Company, BankAtlantic and BFC.

(2)	Mr. Alan B. Levan may be deemed to be the beneficial owner of the shares of Class A Stock and Class B Stock owned by BFC and 815,800 shares of Class A Stock held by various personal interests. The share amounts set forth for Mr. Levan do not include the shares of Class A Stock or Class B Stock beneficially owned by BFC, but do include the 815,800 shares of Class A Stock held by various personal interests.

(3)	Includes beneficial ownership of the following units of interest in shares of Class A Stock held by the BankAtlantic 401(k) Plan: Mr. Abdo – 44,767 shares; Mr. Begelman – 1,294 shares; Mr. Alan B. Levan – 12,164 shares; Mr. DeVaux – 43,377 shares; Ms. Toalson – 316 shares.

(4)	470 shares of Class A Stock are held by Mr. Cobb’s wife, as to which Mr. Cobb does not have voting or investment power.

(5)	Includes beneficial ownership of the following shares of Class A Stock which may be acquired within 60 days pursuant to stock options: Mr. Abdo – 104,502 shares; Mr. Cobb – 34,392 shares; Mr. Coldren – 32,536 shares; Mr. DeVaux – 65,313; Mr. DiGiulian – 52,463 shares; Ms. Ginestra – 46,146 shares; Mr. Holcombe – 44,543 shares; Mr. Alan B. Levan — 156,754 shares; Mr. Jarett S. Levan – 67,304 shares; Mr. Lieberman – 34,539 shares; Mr. White – 125,402 shares; and Mr. Winningham – 39,401 shares.

(6)	Includes beneficial ownership of 78,000 shares of restricted Class A Stock held on behalf of Mr. DeVaux, as to which Mr. DeVaux has voting, but not dispositive, power.

(7)	Mr. Jarett S. Levan is the son of Mr. Alan B. Levan.

(8)	Includes beneficial ownership of 1,155,195 shares of Class A Stock which may be acquired by executive officers and directors within 60 days pursuant to stock options, units of interest held by executive officers in 112,413 shares of Class A Stock held by the BankAtlantic 401(k) Plan, 78,000 shares of restricted stock held on behalf of Mr. DeVaux, as to which he has voting, but not dispositive, power, 1,776 shares of restricted stock issued to directors which have not yet vested, and shares of Class A stock owned by BFC that may be deemed beneficially owned by Mr. Alan B. Levan.

(9)	Includes restricted stock granted in connection with non-employee director compensation. The restricted stock is granted in Class A Stock under the Company’s 2005 Restricted Stock and Option Plan and vests monthly over a 12-month service period commencing June 2007. Total includes 888 shares of Class A Stock which may be acquired within 60 days after March 21, 2008 by each of Mr. Coldren and Mrs. Ginestra.

(10)	Class B Stock is convertible on a share-for-share basis into Class A Stock at any time at BFC’s discretion.
Equity Compensation Plan Information
Information with respect to the Company’s equity compensation plans is included under Item 5 of Part II of the Original Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Review, Approval or Ratification of Transactions with Related Persons
The Company has a policy for the review and approval of transactions in which the Company is to be a participant and any of the Company’s directors or executive officers, or their immediate family members, will have a direct or indirect material interest. Any such related party transaction is to be for the benefit of the Company and upon terms no less favorable to the Company than if the related party transaction was with an unrelated party. During 2007, this policy provided for any new related party transaction to be approved in advance by a committee of the Board of Directors composed of independent directors. The Company’s Chief Financial Officer was responsible for reviewing any proposed related party transactions and presenting them to the committee for approval. The Chief Financial Officer’s review included, among other things, an evaluation of the terms of the related party transaction and an assessment of the arms-length nature of the terms. The committee then reviewed the terms of the related party transaction and the Chief Financial Officer’s review and evaluation of the related party transaction and ultimately made a decision as to whether the proposed related party transaction was approved. The Committee’s decisions were subsequently reported to the Company’s Board of Directors. During 2007, no related party transaction occurred where this policy was not followed.
In February 2008, the Board of Directors approved an amendment to the Company’s Code of Business Conduct and Ethics. In connection with this amendment, the Board of Directors delegated to the Nominating/Corporate Governance Committee the review and approval of related party transactions relating to directors, executive officers, and their immediate family, other than those presenting issues regarding accounting, internal accounting controls or audit matters, the review and approval of which was delegated by the Board of Directors to the Audit Committee. In reviewing related party transactions, the Nominating/Corporate Governance Committee or the Audit Committee, as applicable, evaluates the related party transaction based on, among other factors it deems appropriate, those factors evaluated by the Chief Financial Officer as described above.
The Company’s policy and practices with respect to related party transactions are reviewed by the Company’s outsourced internal audit department as part of the Company’s assessment on internal controls and corporate governance.
Transactions with Related Persons
Alan B. Levan, the Company’s Chairman and Chief Executive Officer, and John E. Abdo, the Company’s Vice Chairman, serve as executive officers and directors of BFC and Levitt and may be deemed to control BFC through their direct and indirect interests in and voting control over BFC. BFC is the controlling shareholder of the Company and Levitt. Levitt owns 31% of the outstanding common stock of Bluegreen. Additionally, Mr. Levan is Chairman and Mr. Abdo is Vice Chairman of Bluegreen. Mr. Levan and Mr. Abdo receive compensation from BFC and Levitt, and, during 2007, were granted stock options and paid $100 by Bluegreen.
The Company, BFC, Levitt and Bluegreen share various office premises and employee services, pursuant to the arrangements described below.
BFC leases office space in premises owned by BankAtlantic on a month-to-month basis. For the year ended December 31, 2007, BFC paid $172,000 as rent for such facilities. BankAtlantic also received $33,000 for the year ended December 31, 2007 from BFC for services provided to a BFC subsidiary in connection with the management of an office building.
The Company, BFC, Levitt and Bluegreen have entered into a shared services arrangement, pursuant to which BFC provides the Company, Levitt and Bluegreen with various executive and administrative services. The Company was billed $1.4 million during 2007 for risk management, investor relations, human resources and other administrative services provided to the Company by BFC. During the year ended December 31, 2007, the Company issued to BFC employees who perform services for the Company options to acquire 49,000 shares of the Company’s Class A Stock at an exercise price of $9.38. These options vest in five years and expire ten years from the grant date.
Levitt and BFC each maintain securities sold under repurchase agreements at BankAtlantic. The balance in those accounts at December 31, 2007 was $6.1 million and $1.2 million, respectively, and BankAtlantic paid interest to Levitt and BFC on those accounts in 2007 of $146,000 and $39,000, respectively.
BankAtlantic has entered into an agreement with Levitt, pursuant to which BankAtlantic agreed to host Levitt’s information technology servers and to provide hosting and certain other information technology services to Levitt. The annual amount to be paid under this agreement is estimated to be approximately $120,000.
During 2007, BankAtlantic utilized the legal services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden McClosky”), a law firm in which Company director Bruno DiGiulian was of counsel until September 30, 2006. BankAtlantic paid Ruden McClosky fees of approximately $274,000 in 2007.

The BankAtlantic Foundation is a non-profit foundation established by BankAtlantic. During 2007, the Foundation and BankAtlantic together made donations aggregating approximately $560,000, including $16,000 to the Leadership Broward Foundation; $35,000 to Nova Southeastern University Wayne Huizenga School of Business (including $5,000 as the fifth installment of a 5-year commitment of $25,000); $2,500 to Nova Southeastern University Libraries; $2,500 to Nova Southeastern Farguar College of Arts and Sciences; $25,000 to the Museum of Art of Fort Lauderdale (including $25,000 as the first installment of a 3-year $75,000 commitment); $3,000 to Art Serve; and $6,000 to West & East Broward Family YMCA.
Alan B. Levan sits on the Board of Nova Southeastern University; Jarett S. Levan sits on the Boards of Leadership Broward Foundation, and the Museum of Art of Fort Lauderdale; Lloyd B. DeVaux sits on the Boards of West Broward Family YMCA and YMCA of Broward County.
Jarett S. Levan, a director and the President of the Company and son of its director, Chairman and Chief Executive Officer, Alan B. Levan, is employed by BankAtlantic as Chief Executive Officer and President. His total compensation was approximately $529,303 during 2007. Mr. Alan B. Levan’s daughter, Shelley Levan Margolis, served as executive director of the BankAtlantic Foundation, receiving an aggregate base salary and bonus of approximately $61,690, and benefits provided to all salaried employees generally, during 2007.
Director Independence
The Board of Directors has determined that the following seven directors, D. Keith Cobb, Steven M. Coldren, Bruno L. DiGiulian, Mary E. Ginestra, Willis N. Holcombe, David A. Lieberman and Charlie C. Winningham, II, who together comprise a majority of the members of the Company’s Board of Directors, are “independent” as such term is defined in the listing standards of the New York Stock Exchange and applicable law relating to the independence of directors.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP, the Company’s independent registered certified public accounting firm for fiscal 2007 and 2006 (“PwC”), for the audit of the Company’s annual financial statements for fiscal 2007 and 2006 and fees billed for audit-related services, tax services and all other services rendered by PwC for fiscal 2007 and 2006. PwC also served as independent registered certified public accounting firm for the Company’s controlling shareholder, BFC, for fiscal 2007 and 2006. The aggregate fees for professional services rendered by PwC in connection with its audit of BFC’s consolidated financial statements and reviews of the consolidated financial statements included in BFC’s Quarterly Reports on Form 10-Q for fiscal 2007 and 2006 were approximately $716,000 and $248,000, respectively.

	Fiscal 2007		Fiscal 2006
	(in thousands)
Audit fees	$1,659	(a)	$1,783	(a)
Audit-related fees	42	(b)	425	(b)(c)
Tax services	—		—
All other fees	—		3

(a)	Includes primarily fees for services related to the annual financial statement audits, the 2007 and 2006 audit of effectiveness of internal control over financial reporting, and review of quarterly financial statements filed in the Company’s Quarterly Reports on Form 10-Q.

(b)	Audits of employee benefit plans.

(c)	Includes fees for services related to the previously proposed initial public offering of Ryan Beck & Co.

All audit related services, tax services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by PwC was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Under its charter, the Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the independent auditors and shall not engage the independent auditors to perform any non-audit services prohibited by law or regulation. Each year, the independent auditor’s retention to audit the Company’s financial statements, including the associated fee, is approved by the Audit Committee. Under its current practices, the Audit Committee does not regularly evaluate potential engagements of the independent auditor and approve or reject such potential engagements. At each Audit Committee meeting, the Audit Committee receives updates on the services actually provided by the independent auditor, and management may present additional services for pre-approval. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee.
The Audit Committee has determined that the provision of the services other than audit services, as described above, are compatible with maintaining the principal independent registered certified public accounting firm’s independence.
On March 18, 2008, the Audit Committee approved the continued engagement of PwC as the Company’s independent registered certified public accounting firm.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)	DOCUMENTS FILED AS PART OF THIS AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A:
(3)	EXHIBITS
The following exhibits are filed as a part of this Amendment No. 1 to Annual Report on Form 10-K/A:

Exhibit
Number	Description	Method of Filing
3.2	Amended and Restated By-laws of BankAtlantic Bancorp, Inc., as amended on December 4, 2007	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANKATLANTIC BANCORP, INC.
Date: April 29, 2008	By:	/s/ Alan B. Levan
Alan B. Levan,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan Alan B. Levan	Chairman of the Board and Chief Executive Officer	April 29, 2008

/s/ John E Abdo John E. Abdo	Vice Chairman of the Board	April 29, 2008

/s/ Valerie C. Toalson Valerie C. Toalson	Executive Vice President and Chief Financial Officer	April 29, 2008

/s/ Steven M. Coldren Steven M. Coldren	Director	April 29, 2008

/s/ Mary E. Ginestra Mary E. Ginestra	Director	April 29, 2008

/s/ Bruno L. DiGiulian Bruno L. DiGiulian	Director	April 29, 2008

/s/ Charlie C. Winningham, II Charlie C. Winningham, II	Director	April 29, 2008

/s/ Jarett S. Levan Jarett S. Levan	Director and President	April 29, 2008

/s/ D. Keith Cobb D. Keith Cobb	Director	April 29, 2008

/s/ Willis N. Holcombe Willis N. Holcombe	Director	April 29, 2008

/s/ David A. Lieberman David A. Lieberman	Director	April 29, 2008

EXHIBIT INDEX

Exhibit
Number	Description
3.2	Amended and Restated By-laws of BankAtlantic Bancorp, Inc., as amended on December 4, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002