Form 10-Q
period 2008-03-31
BANKATLANTIC BANCORP INC
filed 2008-05-12
CIK 921768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	May 6, 2008
Class A Common Stock, par value $0.01 per share	51,382,764
Class B Common Stock, par value $0.01 per share	4,876,124

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

	March 31,	December 31,
(In thousands, except share data)	2008	2007
ASSETS
Cash and cash equivalents	$310,475	$124,574
Securities available for sale and other financial instruments (at fair value)	816,250	936,024
Investment securities at cost or amortized cost (approximate fair value: $3,148 and $44,688)	3,184	39,617
Tax certificates net of allowance of $3,194 and $3,289	159,474	188,401
Federal Home Loan Bank stock, at cost which approximates fair value	77,557	74,003
Residential loans held for sale	5,635	4,087
Loans receivable, net of allowance for loan losses of $89,836 and $94,020	4,477,670	4,520,101
Accrued interest receivable	44,448	46,271
Real estate held for development and sale	20,039	20,037
Assets held for sale	27,968	13,704
Real estate owned	19,784	17,216
Office properties and equipment, net	227,563	243,863
Deferred tax asset, net	47,937	32,064
Goodwill and other intangibles	75,536	75,886
Other assets	77,170	42,969

Total assets	$6,390,690	$6,378,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Interest bearing deposits	$3,082,752	$3,129,194
Non-interest bearing deposits	912,862	824,211

Total deposits	3,995,614	3,953,405

Advances from FHLB	1,477,040	1,397,044
Short term borrowings	97,032	167,240
Subordinated debentures and mortgage-backed bonds	26,467	26,654
Junior subordinated debentures	294,195	294,195
Other liabilities	66,446	80,958

Total liabilities	5,956,794	5,919,496

Commitments and contingencies (See Note 11)
Stockholders’ equity:
Class A common stock, issued and outstanding 51,228,719 and 51,196,175 shares	512	512
Class B common stock, issued and outstanding 4,876,124 and 4,876,124 shares	49	49
Additional paid-in capital	217,868	216,692
Retained earnings	212,425	236,150

Total stockholders’ equity before accumulated other comprehensive income	430,854	453,403
Accumulated other comprehensive income	3,042	5,918

Total stockholders’ equity	433,896	459,321

Total liabilities and stockholders’ equity	$6,390,690	$6,378,817

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED
(In thousands, except share and per share data)

	For the Three Months
	Ended March 31,
	2008	2007
Interest income:
Interest and fees on loans	$68,136	$79,587
Interest and dividends on taxable securities	15,554	10,157
Interest on tax exempt securities	42	3,796

Total interest income	83,732	93,540

Interest expense:
Interest on deposits	18,593	19,002
Interest on advances from FHLB	14,946	18,723
Interest on short term borrowings	1,279	2,555
Interest on debentures and bonds payable	6,283	6,114

Total interest expense	41,101	46,394

Net interest income	42,631	47,146
Provision for loan losses	42,888	7,461

Net interest (loss) income after provision for loan losses	(257)	39,685

Non-interest income:
Service charges on deposits	24,014	24,595
Other service charges and fees	7,433	7,033
Securities activities, net	(4,738)	1,555
Other	3,930	3,569

Total non-interest income	30,639	36,752

Non-interest expense:
Employee compensation and benefits	35,155	41,090
Occupancy and equipment	16,386	15,944
Advertising and business promotion	4,895	5,858
Check losses	2,718	1,857
Professional fees	2,760	1,713
Supplies and postage	1,006	1,853
Telecommunication	1,502	1,381
Restructuring charges and exit activities	(115)	2,553
Other	5,726	7,244

Total non-interest expense	70,033	79,493

Loss from continuing operations before income taxes	(39,651)	(3,056)
Benefit for income taxes	(15,087)	(852)

Loss from continuing operations	(24,564)	(2,204)
Discontinued operations (less applicable income tax provision (benefit) of $603 and ($4,066)	1,121	7,920

Net (loss) income	$(23,443)	$5,716

Basic (loss) earnings per share
Continuing operations	$(0.44)	$(0.04)
Discontinued operations	0.02	0.13

Basic (loss) earnings per share	$(0.42)	$0.09

Diluted (loss) earnings per share
Continuing operations	$(0.44)	$(0.04)
Discontinued operations	0.02	0.13

Diluted (loss) earnings per share	$(0.42)	$0.09

Basic weighted average number of common shares outstanding	56,096,591	60,635,001

Diluted weighted average number of common and common equivalent shares outstanding	56,096,591	60,635,001

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2007 and 2008 — Unaudited

					Accumul-
					ated
			Addi-		Other
	Compre-		tional		Compre-
	hensive	Common	Paid-in	Retained	hensive
(In thousands)	Income	Stock	Capital	Earnings	Income	Total
BALANCE, DECEMBER 31, 2006	$—	611	260,460	265,089	(1,178)	524,982
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48		—	—	700	—	700
Net income	5,716	—	—	5,716	—	5,716

Other comprehensive loss, net of tax:
Unrealized gains on securities available for sale (less income tax expense of $257)	493
Reclassification adjustment for net gain included in net income (less income tax expense of $897)	(1,741)

Other comprehensive loss	(1,248)	—	—	—	(1,248)	(1,248)

Comprehensive income	$4,468

Dividends on Class A common stock		—	—	(2,258)	—	(2,258)
Dividends on Class B common stock		—	—	(199)	—	(199)
Issuance of Class A common stock upon exercise of stock options		1	697	—	—	698
Tax effect relating to share-based compensation		—	963	—	—	963
Purchase and retirement of Class A common stock		(13)	(17,082)	—	—	(17,095)
Share based compensation expense		—	2,718	—	—	2,718

BALANCE, MARCH 31, 2007		599	247,756	269,048	(2,426)	514,977

BALANCE, DECEMBER 31, 2007	$	561	216,692	236,150	5,918	459,321
Net loss	(23,443)	—	—	(23,443)	—	(23,443)

Other comprehensive loss, net of tax:
Unrealized losses on securities available for sale (less income tax benefit of $2,003)	(4,912)
Reclassification adjustment for net losses included in net loss (less income tax benefit of $830)	2,036

Other comprehensive loss	(2,876)	—	—	—	(2,876)	(2,876)

Comprehensive loss	$(26,319)

Dividends on Class A common stock		—	—	(257)	—	(257)
Dividends on Class B common stock		—	—	(25)	—	(25)
Issuance of Class A common stock upon exercise of stock options		—	93	—	—	93
Tax effect relating to share-based compensation		—	(4)	—	—	(4)
Share based compensation expense		—	1,087	—	—	1,087

BALANCE, MARCH 31, 2008		561	217,868	212,425	3,042	433,896

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands)	2008	2007
Net cash (used in) provided by operating activities	$(6,306)	$8,074

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	40,953	47,633
Purchase of investment securities and tax certificates	(11,912)	(12,166)
Purchase of securities available for sale	(67,976)	(45,275)
Proceeds from sales and maturities of securities available for sale	187,498	64,631
Purchases of FHLB stock	(8,325)	(450)
Redemption of FHLB stock	4,771	11,164
Investments in unconsolidated subsidiaries	(330)	(2,455)
Distributions from unconsolidated subsidiaries	1,714	5,443
Net increase in loans	(13,323)	(36,678)
Proceeds from the sale of loans receivable	10,100	—
Improvements to real estate owned	(11)	(1,407)
Proceeds from sales of real estate owned	756	106
Net additions to office properties and equipment	(3,316)	(16,289)
Net proceeds from the sale of Ryan Beck Holdings, Inc.	—	2,628

Net cash provided by investing activities	140,599	16,885

Financing activities:
Net increase in deposits	42,209	217,986
Repayments of FHLB advances	(1,750,000)	(925,000)
Proceeds from FHLB advances	1,830,000	705,000
Decrease in securities sold under agreements to repurchase	(7,719)	(25,221)
(Decrease) increase in federal funds purchased	(62,489)	14,725
Repayment of notes and bonds payable	(204)	(269)
Excess tax benefits from share-based compensation	—	963
Proceeds from issuance of Class A common stock	93	698
Purchase and retirement of Class A common stock	—	(17,095)
Common stock dividends	(282)	(2,457)

Net cash provided by (used in) financing activities	51,608	(30,670)

Increase (decrease) in cash and cash equivalents	185,901	(5,711)
Cash and cash equivalents in discontinued operations assets held for sale at beginning of period	—	3,285
Cash and cash equivalents in discontinued operations assets held for sale at disposal date	—	(6,294)
Cash and cash equivalents at the beginning of period	124,574	138,904

Cash and cash equivalents at end of period	$310,475	$130,184

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
1. Presentation of Interim Financial Statements
     BankAtlantic Bancorp, Inc. (the “Company”) is a unitary savings bank holding company organized under the laws of the State of Florida. The Company’s principal asset is its investment in BankAtlantic and its subsidiaries. The Company has two reportable segments, BankAtlantic and the Parent Company. On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. As a consequence, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Consolidated Statement of Operations for the three months ended March 31, 2007. Also, the financial information of Ryan Beck is included in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income and the Consolidated Statement of Cash Flows for the three months ended March 31, 2007.
     BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of over 100 branches or “stores” located in Florida.
     All significant inter-company balances and transactions have been eliminated in consolidation.
     In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair presentation of the Company’s consolidated financial condition at March 31, 2008 and December 31, 2007, the consolidated results of operations for the three months ended March 31, 2008 and 2007, and the consolidated stockholders’ equity and comprehensive income and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2008. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2008.
2. Fair Value Measurement
     Effective January 1, 2008, the Company partially adopted Statement of Financial Accounting Standard No. 157 (“SFAS No. 157”), which provides a framework for measuring fair value. FASB issued FSP FAS 157-2 which delayed the effective date for SFAS No. 157 for nonfinancial assets and nonfinancial liabilities until January 1, 2009. As such, the Company did not adopt the SFAS No. 157 fair value framework for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements at least annually. The Company also did not adopt the SFAS No. 157 fair value framework for leasing transactions as lease transactions were excluded from the scope of SFAS No. 157.
     Statement of Financial Accounting Standard No. 159 allows the Company an irrevocable option for measurement of financial assets or liabilities at fair value on a contract-by-contract basis. The Company did not elect the fair value option for any of its financial assets or liabilities as of the date of adoption or as of March 31, 2008.
     SFAS No. 157 defines fair value as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Statement also defines valuation techniques and a fair value hierarchy to prioritize the inputs used in valuation techniques. The input fair value hierarchy has three broad levels and gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
     Valuation techniques are summarized below:
     Market approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. For example, valuation techniques consistent with the market approach often use market multiples derived from a set of comparables. Multiples might lie in ranges with a different multiple for each comparable. The selection of where within the range the appropriate multiple falls requires judgment, considering factors specific to the measurement (qualitative and quantitative). Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Income approach. The income approach uses valuation techniques to discount future amounts (for example, cash flows or earnings) to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. Those valuation techniques include present value techniques and option-pricing models, such as the Black-Scholes option pricing model.
     Cost approach. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (often referred to as current replacement cost). From the perspective of a market participant (seller), the price that would be received for the asset is determined based on the cost to a market participant (buyer) to acquire or construct a substitute asset of comparable utility, adjusted for obsolescence. Obsolescence encompasses physical deterioration, functional (technological) obsolescence, and economic (external) obsolescence and is broader than depreciation for financial reporting purposes (an allocation of historical cost) or tax purposes (based on specified service lives).
     The input fair value hierarchy is summarized below:
     Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at each reporting date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever available.
     Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include: Quoted prices for similar assets or liabilities in active markets; Quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers (for example, some brokered markets), or in which little information is released publicly (for example, a principal-to-principal market); Inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates).
     Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are only used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
     The following table presents major categories of the Company’s assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at March 31, 2008 Using
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Securities available for sale:
Mortgage-backed securities	$600,505	—	600,505	—
REMICS	188,803	—	188,803	—
Bonds	481	—	—	481
Equity securities	5,128	780	—	4,348
Stifel common stock	12,528	12,528	—	—
Stifel warrants	8,805	—	—	8,805

Total securities available for sale fair value	$816,250	13,308	789,308	13,634

BankAtlantic Bancorp, Inc. and Subsidiaries
There were no recurring liabilities measured at fair value in the Company’s financial statements.
     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2008 (in thousands):

		Stifel	Equity
	Bonds	Warrants	Securities	Total
Beginning Balance	$681	10,661	5,133	16,475
Total gains and losses (realized/unrealized)
Included in earnings (or changes in net assets)	—	(1,856)	—	(1,856)
Included in other comprehensive income	—	—	(785)	(785)
Purchases, issuances, and settlements	(200)	—	—	(200)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$481	8,805	4,348	13,634

     The valuation techniques and the inputs to the valuation techniques are described below for our recurring financial instruments measured at fair value in our financial statements.
     Mortgage-backed Securities and REMIC’s
     We use matrix pricing to fair value our mortgage-backed and real estate mortgage conduit securities as quoted market prices are not available for the specific securities we own. Matrix pricing values these securities based on standard inputs such as: benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in our principal market. Our principal market is the secondary institutional markets and the exit price is the bid price. We use a market approach valuation technique and Level 2 valuation inputs to fair value these securities.
     Bonds and Equity Securities
     We generally use a market approach and quoted market prices (Level 1) or matrix pricing (Level 2) to value bonds and equity securities if available. However, for certain equity and debt securities in which observable market inputs cannot be obtained we value these securities using the income approach and pricing models that we developed or based on observable market data that we have adjusted based on our judgment of the factors a market participant would use to value the securities (Level 3).
     Stifel Common Stock
     We valued our Stifel common stock using a market approach valuation technique and Level 1 valuation inputs. Stifel common stock is publicly traded on the New York Stock Exchange. The fair value of the Stifel stock in our Consolidated Statement of Financial Condition was calculated based upon the $44.90 closing price of Stifel stock on the New York Stock Exchange on March 31, 2008.
     Stifel Warrants
     We use a Black-Scholes option pricing model to value our Stifel warrants using an income approach valuation technique and Level 2 valuation inputs, except with respect to volatility assumptions. Stifel common stock is publicly traded on the New York Stock Exchange allowing us to incorporate market observable inputs into the option pricing model. We used the historical volatility as the input to the pricing model as implied volatility percentages were unavailable for the entire term of the warrants.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2008 (in thousands):

		Fair Value Measurements at March 31, 2008 Using:
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Loans measured for impairment using the fair value of the collateral	$90,106	—	—	90,106

     There were no liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.
     Loans Measured For Impairment
     We primarily use third party appraisals to assist us in measuring impairment on our collateral dependent impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral and we may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, we use our judgment on the timing and price of real estate sales to adjust appraisals obtained at loan origination. The sales prices may reflect prices of sales contracts not closed and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the fair value of the collateral is considered a Level 3 valuation.
3. Discontinued Operations
     On February 28, 2007, the Company sold Ryan Beck to Stifel. The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the Ryan Beck sale up to a maximum of $40.0 million and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25.0 million during each of the two twelve-month periods immediately following the Ryan Beck sale. The contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the sale of Ryan Beck common stock. Ryan Beck’s investment banking revenues exceeded $25 million during the first twelve months subsequent to the sale and the Company received additional consideration of 36,677 shares of Stifel common stock valued at $1.7 million.

BankAtlantic Bancorp, Inc. and Subsidiaries
4. Restructuring Charges and Exit Activities
     The following provides liabilities associated with restructuring charges and exit activities (in thousands):

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability
Balance at January 1, 2007	$—
Expense incurred	2,317	—	2,317
Amount paid	(53)	—	(53)

Balance at March 31, 2007	$2,264	—	2,264

Balance at January 1, 2008	$102	990	1,092
Amounts paid or amortized	(88)	(203)	(291)

Balance at March 31, 2008	$14	787	801

     In March 2007, the Company reduced its workforce by approximately 225 associates, or 8%, in an effort to improve efficiencies. The reduction in the workforce impacted every operating segment and was completed on March 27, 2007. Included in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2007 were $2.6 million of costs associated with one-time termination benefits. These benefits include $0.3 million of share-based compensation expense.
     In December 2007, BankAtlantic decided to sell certain properties that it acquired for its future store expansion program and to terminate or sublease certain operating leases. As a consequence, BankAtlantic recorded $1.0 million of contract liabilities associated with executed operating leases during the three months ended March 31, 2008. The amortization represents adjustments to the contract liability due to changes in estimated cash flows.
     In April 2008, the Company further reduced its workforce by approximately 124 associates, or 6%. The reduction in the workforce impacted every operating segment and was completed on April 18, 2008. The Company incurred $1.9 million of employee termination costs which will be included in the Company’s Statement of Operations for the 2008 second quarter.
5. Securities Activities, Net
     Securities activities, net consisted of the following (in thousands):

	For the Three Months
	Ended March 31,
	2008	2007
Loss on sale of Stifel common stock	$(4,658)	—
Gains from managed investment funds	130	2,447
Gain on sale of private investment securities	1,305	481
Gain on sale of agency securities	341	140
Unrealized loss on Stifel warrants	(1,856)	(1,513)

Securities activities, net	$(4,738)	1,555

     During the three months ended March 31, 2008, the Company sold 2,135,000 shares of Stifel Common Stock receiving net proceeds of $82.2 million. The Company also liquidated its managed fund equity investments and certain private investment securities receiving net proceeds of $58.9 million. The Company used these proceeds to provide $20 million of capital to BankAtlantic and to fund the transfer of $101.5 million of non-performing loans from BankAtlantic to a wholly owned subsidiary of BankAtlantic Bancorp. As of March 31, 2008, the Company held 279,031 shares of Stifel common stock and warrants to purchase 481,724 shares of Stifel common stock at $36.00 per share with an aggregate fair value of $21.3 million.

BankAtlantic Bancorp, Inc. and Subsidiaries
6. Loans Receivable
     The loan portfolio consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Real estate loans:
Residential	$2,119,695	2,155,752
Builder land loans	111,247	149,564
Land acquisition and development	195,103	202,177
Land acquisition, development and construction	126,074	151,321
Construction and development — non-residential	290,214	265,163
Commercial — non-residential	548,439	530,566
Consumer — home equity	699,962	676,262
Small business	213,128	211,797
Other loans:
Commercial business	130,450	131,044
Small business — non-mortgage	105,427	105,867
Consumer loans	14,117	15,667
Deposit overdrafts	9,864	15,005

Total gross loans	4,563,720	4,610,185

Adjustments:
Premiums, discounts and net deferred fees	3,786	3,936
Allowance for loan losses	(89,836)	(94,020)

Loans receivable — net	$4,477,670	4,520,101

Loans held for sale	$5,635	4,087

     Loans held for sale at March 31, 2008 and December 31, 2007 consisted of $0 and $0.1 million of residential loans originated by BankAtlantic (primarily loans that qualify under the Community Reinvestment Act) and $5.6 million and $4.0 million, respectively, of loans originated through the assistance of an independent mortgage company.
     Allowance for Loan Losses (in thousands):

	For The Three Months Ended
	March 31,
	2008	2007
Balance, beginning of period	$94,020	43,602
Loans charged-off	(47,247)	(1,127)
Recoveries of loans previously charged-off	175	437

Net (charge-offs)	(47,072)	(690)
Provision for loan losses	42,888	7,461

Balance, end of period	$89,836	50,373

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following summarizes impaired loans (in thousands):

	March 31, 2008		December 31, 2007
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$26,871	6,640	113,955	17,809
Impaired loans without specific valuation allowances	138,041	—	67,124	—

Total	$164,912	6,640	181,079	17,809

     During the three months ended March 31, 2008, we concluded that a portion of the outstanding balance of $107.0 million of non-accrual commercial residential real estate loans were considered uncollectible and we charged-down these loans by $24.1 million. These loans had $16.1 million of specific allowances at December 31, 2007.
7. Assets Held for Sale
     Assets held for sale consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Branch facilities held for sale	$27,968	13,704

     Branch facilities held for sale consists of Orlando store long-lived assets and land acquired for store expansion. During the first quarter of 2008, BankAtlantic entered into an agreement to sell its five stores in the Orlando market with the transaction expected to close in June 2008. Accordingly, we transferred $14.3 million of the long-lived assets attributable to these stores from office properties and equipment to assets held for sale. In December 2007, BankAtlantic decided to sell land that it had acquired for its store expansion program. As a consequence, land acquired for store expansion was written down $1.1 million to its fair value of $12.5 million and transferred to assets held for sale.
8. Income Taxes
     The Company’s actual provision for income taxes from continuing operations differs from the Federal expected income tax provision as follows (dollars in thousands):

	For the Three Months
	Ended March 31,
	2008		2007
Income tax (benefit) at expected federal income tax rate of 35%	$(13,878)	(35.00)%	(1,070)	(35.00)%
Increase (decrease) resulting from:
Tax-exempt income	(17)	(0.04)	(1,146)	(37.50)
(Benefit) for state taxes net of federal benefit	(1,461)	(3.68)	(411)	(13.46)
Dividends Received Deduction	(64)	(0.16)	(89)	(2.92)
Change in State tax valuation allowance	453	1.14	914	29.89
Tax credits	(126)	(0.32)	(162)	(5.31)
Stock options	220	0.55	198	6.46
Other — net	(214)	(0.54)	914	29.94

Benefit for income taxes	$(15,087)	(38.05)%	(852)	(27.90)%

BankAtlantic Bancorp, Inc. and Subsidiaries
     BankAtlantic performs an evaluation of the need for a deferred tax valuation allowance quarterly. Although BankAtlantic incurred substantial losses before income taxes for the year ended December 31, 2007 and for the three months ended March 31, 2008, management believes that it is more likely than not that BankAtlantic will have sufficient taxable income in future years to realize the net deferred income tax asset. The majority of these losses resulted from the deteriorating Florida real estate market that led to significant charge-offs and provisions for loan losses in BankAtlantic’s commercial residential real estate and consumer loan portfolios. Management believes that BankAtlantic will return to profitability and realize its net deferred tax asset over the allowable carry forward period. However, if future events change BankAtlantic’s profitability assumptions, a significant deferred tax asset valuation allowance may have to be established.
9. Related Parties
     The Company, Levitt Corporation (“Levitt”) and Bluegreen Corp. (“Bluegreen”) are deemed to be under common control. The controlling shareholder of the Company and Levitt is BFC Financial Corp. (“BFC”), and Levitt owns 31% of the outstanding common stock of Bluegreen. Shares of BFC’s capital stock representing a majority of the voting power are owned or controlled by the Company’s Chairman and Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and Levitt, and directors of Bluegreen. The Company, BFC, Levitt and Bluegreen share certain office premises and employee services, pursuant to the arrangements described below.
     The Company maintains service arrangements with BFC, pursuant to which the Company provides office facilities to BFC and its affiliates and the Company is compensated based on its costs.
     The table below shows the effect of these related party service arrangements on the Company’s Consolidated Statement of Operations (in thousands):

	For the Three Months Ended
	March 31,
	2008	2007
Non-interest income:
Other income	$55	40
Non-interest expense:
Employee compensation benefits	(55)	(55)
Other — back-office support	(328)	(394)

Net effect of affiliate transactions before income taxes	$(328)	(409)

     The Company, prior to the Levitt spin-off, issued options to acquire shares of the Company’s Class A common stock to employees of Levitt. Additionally, employees of the Company have transferred to affiliate companies and the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees. The Company accounts for these options to former employees as employee stock options because these individuals were employees of the Company on the grant date. During the three months ended March 31, 2007, certain of these former employees exercised 13,062 of options to acquire Class A common stock at a weighted average exercise price of $8.56. No former employees exercised options during the three months ended March 31, 2008.
     Options outstanding to former employees, who are now employees of affiliate companies, consisted of the following as of March 31, 2008:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	268,943	$9.90
Options nonvested	154,587	$12.32
     During the years ended December 31, 2007 and 2006, the Company issued to BFC employees that perform services for the Company options to acquire 49,000 and 50,300 shares of the Company’s Class A common stock at an exercise price of $9.38 and $14.69, respectively. These options vest in five years and expire ten years from the grant date. The Company recognizes service provider expense on these financial instruments over the vesting period measured based on the option fair value at each reporting period. The Company recorded $13,000 of service provider expense for each of the three months ended March 31, 2008 and 2007.

BankAtlantic Bancorp, Inc. and Subsidiaries
     BankAtlantic entered into securities sold under agreements to repurchase transactions with Levitt and BFC in the aggregate of $2.4 million and $7.3 million as of March 31, 2008 and December 31, 2007, respectively. The Company recognized $26,000, and $51,000 of interest expense in connection with the above repurchase transactions for the three months ended March 31, 2008, and 2007 respectively. These transactions have similar general terms as BankAtlantic repurchase agreements with unaffiliated third parties.
     In March 2008, BankAtlantic entered into an agreement with Levitt to provide information technology support. Pursuant to the agreement, Levitt will pay BankAtlantic $10,000 per month and a one-time set-up charge of approximately $20,000. In May 2008, BankAtlantic entered into a lease agreement with BFC under which BFC will pay BankAtlantic monthly rent of $24,490 for office space in BankAtlantic’s corporate headquarters.
10. Segment Reporting
     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Results of operations are reported through two reportable segments: BankAtlantic and the Parent Company. The Parent Company activities consist of equity and debt financings, capital management and acquisition related expenses. Additionally, effective March 31, 2008, a wholly-owned subsidiary of the Parent Company purchased non-performing loans from BankAtlantic. The Parent Company activities will also include managing this portfolio of non-performing loans.
     The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated

BankAtlantic	Banking operations.

Parent Company	BankAtlantic Bancorp’s operations, costs of acquisitions, asset and capital management and financing activities.
     The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Intersegment transactions are eliminated in consolidation.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company evaluates segment performance based on segment net income from continuing operations after tax. The table below is segment information for segment net income from continuing operations for the three months ended March 31, 2008 and 2007 (in thousands):

			Adjusting and
		Parent	Elimination	Segment
	BankAtlantic	Company	Entries	Total
2008
Net interest income (expense)	$48,005	(5,374)	—	42,631
Provision for loan losses	(42,888)	—	—	(42,888)
Non-interest income	35,553	(4,646)	(268)	30,639
Non-interest expense	(68,626)	(1,675)	268	(70,033)

Segment losses before income taxes	(27,956)	(11,695)	—	(39,651)
Benefit for income taxes	10,975	4,112	—	15,087

Segment net loss	$(16,981)	(7,583)	—	(24,564)

Total assets	$6,212,300	730,427	(552,037)	6,390,690

2007
Net interest income (expense)	$52,070	(4,924)	—	47,146
Provision for loan losses	(7,461)	—	—	(7,461)
Non-interest income	35,047	1,894	(189)	36,752
Non-interest expense	(78,770)	(912)	189	(79,493)

Segment profits (losses) before income taxes	886	(3,942)	—	(3,056)
(Provision) benefit for income taxes	(247)	1,099	—	852

Segment net income (loss)	$639	(2,843)	—	(2,204)

Total assets	$6,175,709	782,753	(578,286)	6,380,176

11. Financial Instruments with Off-balance Sheet Risk
     Financial instruments with off-balance sheet risk were (in thousands):

	March 31,	December 31,
	2008	2007
Commitments to sell fixed rate residential loans	$24,854	21,029
Commitments to sell variable rate residential loans	2,607	1,518
Commitments to purchase variable rate residential loans	—	39,921
Commitments to purchase fixed rate residential loans	—	21,189
Commitments to purchase commercial loans	14,000	—
Commitments to originate loans held for sale	21,826	18,344
Commitments to originate loans held to maturity	154,868	158,589
Commitments to extend credit, including the undisbursed portion of loans in process	874,874	992,838
Standby letters of credit	37,215	41,151
Commercial lines of credit	87,719	96,786
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $29.4 million at March 31, 2008. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $7.8 million at March 31, 2008. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in

BankAtlantic Bancorp, Inc. and Subsidiaries
extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at March 31, 2008 and December 31, 2007 was $39,000 and $38,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
12. Earnings per Share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2008 and 2007 (in thousands, except share data):

	For the Three Months Ended
	March 31,
	2008	2007
Basic earnings per share:
Numerator:
Loss from continuing operations	$(24,564)	(2,204)
Discontinued operations	1,121	7,920

Net (loss) income	$(23,443)	5,716

Denominator:
Basic weighted average number of common shares outstanding	56,096,591	60,635,001

Basic earnings per share from:
Continuing operations	$(0.44)	(0.04)
Discontinued operations	0.02	0.13

Basic earnings per share	$(0.42)	0.09

Diluted earnings per share
Numerator:
Loss from continuing operations	$(24,564)	(2,204)
Discontinued operations	1,121	7,920

Net (loss) income	$(23,443)	5,716

Denominator:
Basic weighted average number of common shares outstanding	56,096,591	60,635,001

Diluted weighted average shares outstanding	56,096,591	60,635,001

Diluted earnings per share from:
Continuing operations	$(0.44)	(0.04)
Discontinued operations	0.02	0.13

Diluted earnings per share	$(0.42)	0.09

Cash dividends per share:
Class A share	$0.005	0.041

Class B share	$0.005	0.041

     During the three months ended March 31, 2008 and 2007, 5,114,721 and 4,984,302, respectively, of options to acquire shares of Class A common stock were anti-dilutive.
13. New Accounting Pronouncements
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

BankAtlantic Bancorp, Inc. and Subsidiaries
     Also included in the statement are a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing Generally Accepted Accounting Principles until January 1, 2009.
     In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.
     In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” (“SFAS 161”) This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for the first quarter of 2009. This Statement expands derivative disclosure. Management does not believe that the implementation of this Statement will impact the Company’s financial statements.

BankAtlantic Bancorp, Inc. and Subsidiaries
Item 2. Management’S Discussion and Analysis of Financial Condition and Results of Operations
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three months ended March 31, 2008 and 2007. The principal assets of the Company consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans, of a sustained downturn in the real estate market and other changes in the real estate markets in our trade area, and where our collateral is located; the quality of our residential land acquisition and development loans (including “Builder land bank loans”) and conditions specifically in that market sector; the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; the asset workout subsidiary’s ability to successfully manage the process of debt resolution, if at all, or producing results which do not justify their costs; and the successful completion of a sale or joint venture of its interests in the subsidiary in the future, and the risk that no gain will be realized; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities; the value of our assets and on the ability of our borrowers to service their debt obligations; BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of core deposits or producing results which do not justify their costs; the success of our expense discipline initiatives, including the ability to realize expected levels of savings from recent workforce reductions, and the ability to achieve additional cost savings; success of achieving growth and profitability at new stores in the time frames anticipated, if at all; and the impact of periodic testing of goodwill and other intangible assets for impairment and the periodic evaluation of the need for a deferred tax asset valuation allowance. Past performance, actual or estimated new account openings and growth may not be indicative of future results. Additionally, we hold an investment in Stifel equity securities in connection with the Ryan Beck Holdings, Inc. sale subjecting us to the risk of the value of Stifel shares and warrants received varying over time, and the risk that no gain will be realized. The earn-out amounts payable under the agreement with Stifel are contingent upon the performance of individuals and divisions of Ryan Beck which are now under the exclusive control and direction of Stifel, and there is no assurance that we will be entitled to receive any additional earn-out payments. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statement of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the valuation of the fair value of assets and liabilities in the application of the purchase method of accounting, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The seven accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; (iv) impairment of long-lived assets; (v) accounting for uncertain tax positions; (vi) accounting for contingencies; and (vii) accounting for share-based compensation. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Consolidated Results of Operations
     (Loss) income from continuing operations from each of the Company’s reportable segments was as follows:

	For the Three Months Ended March 31,
(in thousands)	2008	2007	Change
BankAtlantic	$(16,981)	639	(17,620)
Parent Company	(7,583)	(2,843)	(4,740)

Net loss	$(24,564)	(2,204)	(22,360)

BankAtlantic Bancorp, Inc. and Subsidiaries
For the Three Months Ended March 31, 2008 Compared to the Same 2007 Period:
     The substantial decrease in BankAtlantic’s earnings during the 2008 quarter primarily resulted from a $42.9 million provision for loan losses compared to a $7.5 million provision for loan losses during the 2007 period and a decline in net interest income from $52.1 million for the 2007 period to $48.0 million during the current period. The above decline in earnings was partially offset by a 12.8% reduction in non-interest expenses compared to the prior quarter. The significantly higher provision for loan losses reflects $40.6 million in commercial loan charge-offs concentrated in the commercial residential real estate loan categories and an increase in our allowance for home equity loan losses as a result of continued deterioration in the Florida residential real estate market and increased delinquency trends in this portfolio. Another factor contributing to the 2008 first quarter net loss was net interest margin compression. Yields on earnings assets declined faster than rates on deposits and borrowings. This reflected a change in the mix of earning assets from higher yielding commercial loans to lower yielding home equity and residential loans. Also contributing to lower net interest income during the current quarter was a substantial increase in non-performing loans compared to the prior quarter. BankAtlantic’s 2008 first quarter earnings were favorably impacted by lower non-interest expenses compared to the 2007 quarter primarily as a result of lower compensation expense associated with the March 2007 reduction in the workforce, reduced store hours beginning in December 2007 and changes in BankAtlantic’s incentive and performance plans for 2008.
     Parent Company net loss in the 2008 quarter reflects $6.6 million of losses associated with Stifel equity securities compared to $1.5 million of losses for the 2007 quarter. Also, the Parent Company incurred higher net interest expense during the 2008 quarter associated with the issuance of $30.9 million of junior subordinated debentures during the latter half of 2007.
BankAtlantic Results of Operations
Net interest income

	Bank Operations Business Segment
	Average Balance Sheet — Yield / Rate Analysis
	For the Three Months Ended
	March 31, 2008			March 31, 2007
(In thousands)	Average	Revenue/	Yield/	Average	Revenue/		Yield/
	Balance	Expense	Rate	Balance	Expense		Rate
Total loans	$4,637,747	68,136	5.88	$4,650,519	79,587		6.85
Investments — tax exempt	—	—	—	396,374	5,802	(1)	5.85
Investments — taxable	1,031,714	15,222	5.90	619,614	9,696		6.26

Total interest earning assets	5,669,461	83,358	5.88%	5,666,507	95,085		6.71%

Goodwill and core deposit intangibles	75,718			77,138
Other non-interest earning assets	416,496			426,061

Total Assets	$6,161,675			$6,169,706

Deposits:
Savings	$566,448	2,018	1.43%	$529,435	2,570		1.97%
NOW	926,381	2,683	1.16	771,017	1,512		0.80
Money market	609,062	3,158	2.09	650,383	3,938		2.46
Certificates of deposit	992,078	10,734	4.35	961,716	10,982		4.63

Total interest bearing deposits	3,093,969	18,593	2.42	2,912,551	19,002		2.65

Short-term borrowed funds	168,742	1,325	3.16	203,984	2,633		5.23
Advances from FHLB	1,423,746	14,946	4.22	1,405,279	18,723		5.40
Long-term debt	26,456	489	7.43	29,634	626		8.57

Total interest bearing liabilities	4,712,913	35,353	3.02	4,551,448	40,984		3.65
Demand deposits	854,761			989,546
Non-interest bearing other liabilities	48,823			56,222

Total Liabilities	5,616,497			5,597,216
Stockholder’s equity	545,178			572,490

Total liabilities and stockholder’s equity	$6,161,675			$6,169,706

Net tax equivalent interest income/ net interest spread		48,005	2.86%		54,101		3.06%

Tax equivalent adjustment		—			(2,031)

Net interest income		48,005			52,070

Margin
Interest income/interest earning assets			5.88%				6.71%
Interest expense/interest earning assets			2.51				2.93

Net interest margin (tax equivalent)			3.37%				3.78%

(1)	The tax equivalent basis is computed using a 35% tax rate.

BankAtlantic Bancorp, Inc. and Subsidiaries
For the Three Months Ended March 31, 2008 Compared to the Same 2007 Period:
     The decrease in tax equivalent net interest income primarily resulted from a decline in the tax equivalent net interest margin and an increase in interest-bearing liabilities. The decrease in tax equivalent net interest margin primarily resulted from interest-earning asset yields declining faster than rates on interest-bearing liabilities. BankAtlantic experienced decreases in both interest earning assets and interest bearing liabilities yields and rates. Since December 2006, the Prime interest rate has declined from 8.25% to 5.25%. This decrease has favorably impacted the rates on our short term borrowings, certificate accounts, money market deposits, long-term debt and FHLB advances; however, yields on interest earnings assets were also unfavorably impacted as the majority of our commercial, home equity, and small business loans are indexed to prime or LIBOR interest rates. Additionally, interest-earning assets were also unfavorably impacted by a change in the mix of loan products and by a significant increase in non-accrual loans during the period compared to the 2007 period. Average balances in our home equity loan portfolio have increased from $548.7 million for the three months ended March 31, 2007 to $668.7 during the same 2008 period due to both fundings on existing lines of credit as well as originations. In response to the deteriorating Florida real estate market, we have slowed the origination of commercial residential real estate loans and have focused our loan growth on small business and commercial loans collateralized by income producing properties. As a consequence, our loan product mix changed from higher yielding commercial residential real estate loans to lower yielding residential, small business and home equity loans.
     Our average interest earning assets during the 2008 quarter were relatively unchanged from the 2007 first quarter levels while our average interest-bearing liabilities increased by $161.5 million. The increase in interest-bearing liabilities primarily resulted from lower non-interest-bearing deposits and higher interest-bearing transaction accounts.
Allowance for Loan Losses (in thousands):

	For Three Months Ended
	March 31,
	2008	2007
Balance, beginning of period	$94,020	43,602

Charge-offs
Residential	(624)	(151)
Commercial	(40,591)	—
Consumer	(4,836)	(538)
Small business	(1,196)	(438)

Total Charge-offs	(47,247)	(1,127)
Recoveries of loans previously charged-off	175	437

Net (charge-offs)	(47,072)	(690)
Transfer of specific reserves to a subsidiary of the Parent Company	(6,440)	—
Provision for loan losses	42,888	7,461

Balance, end of period	$83,396	50,373

     The substantial increase in the provision for loan losses during the three months ended March 31, 2008 was primarily the result of the continuation of unfavorable trends and elevated charge-offs in our commercial real estate and home equity loan portfolios and the rising delinquencies in our residential loan portfolio during the current quarter. During the first quarter of 2008, the Florida real estate market continued to deteriorate, the economy weakened, foreclosures increased and the availability of credit declined. As a consequence of these factors, as well as increased delinquencies, we concluded that a portion of our commercial residential real estate loans were considered uncollectible and we charged-down loans in the following commercial residential real estate loan categories:

	For Three Months Ended
	March 31,
(in thousands)	2008	2007
Builder land bank loans	$18,912	—
Land acquisition and development loans	2,220	—
Land acquisition, development and construction loans	19,459	—

Total commercial residential real estate charge-downs	$40,591	—

BankAtlantic Bancorp, Inc. and Subsidiaries
     The outstanding balances in commercial residential real estate loans as of March 31, 2008 were as follows:

	Number of
(in thousands)	Loans	Amount(1)
Builder land bank loans	7	$79,209
Land acquisition and development loans	27	175,294
Land acquisition, development and construction loans	19	91,158

Total commercial residential loans	53	$345,661

(1)	Excluded from the above table were $86.8 million of commercial residential real estate loans transferred to a subsidiary of the Parent Company on March 31, 2008.
     We believe that if market conditions do not improve in the Florida real estate markets, additional provisions for loan losses may be required in subsequent periods.
     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans (contractually past due 90 days or more or restructured loans) were (in thousands):

	March 31,	December 31,
	2008	2007
NONPERFORMING ASSETS (1)
Nonaccrual:
Tax certificates	$2,013	2,094
Loans	55,790	178,591

Total nonaccrual	57,803	180,685

Repossessed assets:
Real estate owned	19,784	17,216

Total nonperforming assets	$77,587	197,901

Allowances
Allowance for loan losses	$83,396	94,020
Allowance for tax certificate losses	3,194	3,289

Total allowances	$86,590	97,309

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more	$19,648	—
Restructured loans	2,449	2,488

TOTAL POTENTIAL PROBLEM LOANS	$22,097	2,488

(1)	Excluded from the above table at March 31, 2008 were $101.5 million of non-performing loans transferred to a subsidiary of the Parent Company on March 31, 2008.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Non-accrual loan activity is summarized as follows:

		Net
	Balance	Additional		Transfers	Parent	Balance
	December 31,	Non-accrual	Charge-	to	Company	March 31,
(in thousands)	2007	Loans	offs	REO	Transfer	2008
Residential	$8,678	8,500	(624)	(1,413)	—	15,141
Commercial	165,818	13,548	(40,591)	(1,900)	(101,493)	35,382
Small business	877	1,212	(1,196)	—	—	893
Consumer	3,218	5,992	(4,836)	—	—	4,374

Total non-accrual loans	$178,591	29,252	(47,247)	(3,313)	(101,493)	55,790

     Non-accrual loans declined by $122.8 million from December 31, 2007. The majority of the decline in non-accrual loans was due to the transfer of $101.5 million of non-accrual commercial loans to a wholly-owned subsidiary of the Parent Company. During the three months ended March 31, 2008, BankAtlantic transferred nine commercial residential real estate loans to non-accrual amounting to $48.1 million. Also during the 2008 quarter, two commercial residential real estate loans with outstanding balances of $46.6 million were charged-down by $16.5 million. One of these loans was sold to a real estate developer and the borrower of the other loan repaid the remaining outstanding loan balance from proceeds obtained from the sale of the collateral.
     The increase in residential non-accrual loans since December 2007 reflects a general deterioration in the national economy and unfavorable trends in the real estate market as home prices throughout the country have continued to decline with longer than historical time-frames necessary to sell homes. The weighted average FICO score of our residential loan borrowers was 743 at the time of origination and the weighted average loan-to-value of these residential loans at the time of origination was 68.0%. The weighted average loan-to-value of non-accrual residential loans at March 31, 2008 was 80.3%. We believe that if residential market conditions do not improve, we may experience higher residential loan delinquencies, non-accruals and charge-offs in future periods.
     Consumer loan charge-offs and delinquencies continued to increase during the three months ended March 31, 2008. During the quarter, we modified our consumer loan underwriting requirements. We also froze certain borrowers’ home equity loan commitments where the borrowers’ current credit scores were significantly lower than the borrowers’ credit scores at the date of loan origination or the current collateral values were substantially lower than the collateral values at loan origination. If home prices in Florida continue to fall or current economic conditions continue to deteriorate, we expect that we will continue to experience higher credit losses from our consumer loan portfolio.
     The increase in real estate owned primarily resulted from the foreclosure of a $1.9 million commercial residential real estate loan. The loan was included in non-accrual loans at December 31, 2007.
     The decline in the allowance for loan losses reflects the charge-off of $15.9 million of specific allowance for loan losses and the transfer of $6.4 million of specific allowance for loan losses to a subsidiary of the Parent Company in connection with the transfer of non-performing loans.
     As of March 31, 2008, three loans were contractually past due 90 days or more and still accruing interest. Two of the loans totaling $5.2 million are believed to be well collateralized and in the process of collection. The remaining $14.5 million loan is a commercial residential real estate loan that was renewed in April 2008 but was past due as to maturity at March 31, 2008.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic’s Non-Interest Income

	For the Three Months
	Ended March 31,
(in thousands)	2008	2007	Change
Service charges on deposits	$24,014	24,595	(581)
Other service charges and fees	7,433	7,033	400
Securities activities, net	341	621	(280)
Income from unconsolidated subsidiaries	1,113	365	748
Other	2,652	2,433	219

Non-interest income	$35,553	35,047	506

     The lower revenues from service charges on deposits during 2008 compared to 2007 primarily resulted from lower overdraft fee income. This decline in overdraft fee income primarily resulted from a more stringent criteria for allowing customer overdrafts implemented in February 2008 in response to accelerating check losses and lower net collections of overdraft fees.
     The higher other service charges and fees during the three months ended March 31, 2008 compared to the same 2007 period was primarily due to a 20% increase in interchange income. The higher income was primarily due to the increase in the number of ATM and check cards outstanding associated with a larger base of deposit customers.
     Securities activities, net during the three months ended March 31, 2008 reflect gains from the writing of covered call options on agency securities. Securities activities, net during the three months ended March 31, 2007 includes a $481,000 gain from the sale of equity securities obtained from an initial public offering of BankAtlantic’s health insurance carrier. The remaining 2007 gains in securities activities, net represent sales of agency securities available for sale.
     Income from unconsolidated subsidiaries for 2008 includes $1.0 million of equity earnings from a joint venture that was liquidated in January 2008. BankAtlantic has liquidated all of its investments in income producing real estate joint ventures.
     The increase in other income during the three months ended March 31, 2008 reflects $0.4 million of higher brokerage commissions from the sale of investment products to our deposit customers. BankAtlantic has hired additional financial consultants in order to offer its customers alternative investments in the current declining interest rate environment.
BankAtlantic’s Non-Interest Expense

	For the Three Months
	Ended March 31,
(in thousands)	2008	2007	Change
Employee compensation and benefits	$34,243	40,664	(6,421)
Occupancy and equipment	16,383	15,942	441
Advertising and business promotion	4,861	5,788	(927)
Check losses	2,718	1,857	861
Professional fees	2,260	1,620	640
Supplies and postage	1,003	1,850	(847)
Telecommunication	1,496	1,379	117
Restructuring charges and exit activities	(115)	2,553	(2,668)
Other	5,777	7,117	(1,340)

Total non-interest expense	$68,626	78,770	(10,144)

     The substantial decline in employee compensation and benefits resulted primarily from the March 2007 work force reductions and a decline in personnel related to the implementation in December 2007 of reduced store lobby and customer service hours. Additionally, BankAtlantic changed its incentive and performance plans for 2008 resulting in a $3.4 million reduction in bonus compensation expenses compared to the 2007 quarter. As a consequence of expense reduction initiatives, the number of full-time equivalent employees declined from 2,618 at December 31, 2006 to 2,164 at March 31, 2008, or 17%, while the store network expanded from 88 stores at December 31, 2006 to 105 stores at March 31, 2008.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The increase in occupancy and equipment primarily resulted from the expansion of the store network partially offset by lower data processing and guard service expenses. BankAtlantic’s rental expense, depreciation, real estate taxes, maintenance and utilities expense increased from $12.5 million during the three months ended March 31, 2007 to $14.0 million during the same 2008 period. These higher occupancy expenses were partially offset by $0.7 million lower guard service costs associated with reduced store hours and the renewal of the vendor contract on more beneficial terms. Additionally, data processing fees declined by $0.3 million primarily resulting from the renewal of an outsourced on-line banking contract on more advantageous terms.
     The reduction in advertising expense was based on management’s decision to reduce television and newspaper advertising from 2007 levels and to concentrate promotional activities on other forms of advertising. During the three months ended March 31, 2008, BankAtlantic opened over 62,000 new deposits accounts compared to 79,000 during the same 2007 period, partially as a result of the reduction in advertising expenditures.
     The higher check losses for the 2008 quarter were primarily related to both the increased number of deposit accounts and a weaker economic environment during the 2008 quarter compared to the 2007 quarter. In February 2008, we implemented more stringent overdraft policies with a view towards reducing check loss percentages.
     The increase in professional fees during the 2008 quarter reflects higher legal fees associated with loan modifications, commercial loan work-outs and litigation. We also incurred increased consulting fees in connection with the review of our commercial loan portfolio.
     The reduction in supplies and postage reflects overall expense reduction initiatives and efforts to have our deposit customers accept electronic bank statements.
     The restructuring charge for the 2007 quarter reflects one-time termination benefits incurred as a result of the workforce reduction discussed above. The restructuring charge recovery for the 2008 quarter resulted from an adjustment of our operating lease termination liabilities established during the fourth quarter of 2007 associated with the delay in BankAtlantic’s store expansion initiatives.
     The decrease in other non-interest expense for the 2008 quarter related to a decline in home equity loan volume and deposit account openings as well as lower operating expenses associated with a real estate development and a decline in our provision for tax certificate losses. BankAtlantic modified its home equity loan underwriting requirements which resulted in a decline in home equity loan applications and $0.2 million lower loan origination costs. The cost of check orders for new deposit accounts declined by $0.3 million. Operating expenses for the 2008 quarter at a real estate development declined by $0.3 million and the provision for tax certificate losses decreased by $0.2 million primarily associated with lower tax certificate balances and recoveries during the 2008 quarter of previously charged off certificates.
     Management is continuing to explore opportunities to reduce operating expenses and improve future operating efficiencies. In this regard, BankAtlantic reduced its workforce in April 2008 by approximately 124 associates, or 6%. We currently estimate that the annualized expense savings from the reduction will be approximately $6.0 million with the realization of these savings to begin during the second quarter of 2008.

BankAtlantic Bancorp, Inc. and Subsidiaries
Parent Company Results of Operations

	For the Three Months
(in thousands)	Ended March 31,
	2008	2007	Change
Net interest expense	$(5,374)	(4,924)	(450)

Non-interest (expense) income	(4,646)	1,894	(6,540)
Non-interest expense	1,675	912	763

Loss before income taxes	(11,695)	(3,942)	(7,753)
Income tax benefit	(4,112)	(1,099)	(3,013)

Parent company loss	$(7,583)	(2,843)	(4,740)

     Net interest expense increased during the first quarter of 2008, compared to the same 2007 period, as a result of higher average balances on junior subordinated debentures during 2008 compared to 2007 offset in part by lower average interest rates in 2008. The Company’s junior subordinated debentures average balances were $294.2 million during the three months ended March 31, 2008 compared to $263.3 million during the same 2007 period. The higher average balances reflect the issuance of $30.9 million of debentures during the latter half of 2007. Average rates on junior subordinated debentures decreased from 8.03% during the three months ended March 31, 2007 to 7.92% during the same 2008 period as a result of lower LIBOR interest rates during the current quarter compared to the 2007 quarter.
     The decrease in non-interest income was a result of securities activities. During the three months ended March 31, 2008, the Company realized a $4.7 million loss on the sale of 2,135,000 shares of Stifel common stock and recognized a $1.9 million unrealized loss from Stifel warrants at March 31, 2008. The above losses were partially offset by $1.3 million of gains from the sale of private investment securities and a $0.1 million gain associated with the liquidation of equity investments in managed funds. The net proceeds from these securities sales of $141.1 million were primarily utilized to fund the $101.5 million transfer of non-performing loans from BankAtlantic to a subsidiary of the Parent Company and to contribute $20 million of capital to BankAtlantic.
     Non-interest income during the three months ended March 31, 2007 included $2.4 million of gains on securities activities from managed fund investments and $781,000 of earnings from unconsolidated subsidiaries. These securities gains were partially offset by $1.5 million of unrealized losses associated with the change in value of Stifel warrants.
     The increase in non-interest expense for the three months ended March 31, 2008 compared to the same 2007 period was primarily the result of increased legal fees associated with a securities class-action lawsuit filed against the Company.
     To provide greater flexibility in holding and managing non-performing loans and to improve BankAtlantic’s financial condition, the Parent Company formed a new asset workout subsidiary which acquired non-performing commercial and commercial residential real estate loans from BankAtlantic for $94.8 million in cash. BankAtlantic transferred $101.5 million of non-performing loans to the Parent Company’s subsidiary at the loan’s carrying value inclusive of $6.4 million in specific allowances for loan losses and $0.3 million of escrow balances. A subsidiary of the Parent Company has entered into a servicing arrangement with BankAtlantic with respect to these loans; however, consideration is also being given to a possible joint venture or sale of its interests in the subsidiary in the future. There is no assurance that any such transactions will occur.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The composition of non-performing loans transferred from BankAtlantic was as follows:

March 31,
(in thousands)	2008
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$32,039
Land acquisition and development	19,809
Land acquisition, development and construction	34,915

Total commercial real estate	86,763

Commercial non-residential real estate	14,731

Total non-accrual loans	101,494
Allowance for loan losses — specific reserves	6,440

Non-accrual loans, net	$95,054

BankAtlantic Bancorp, Inc. Consolidated Financial Condition
     Total assets at March 31, 2008 and December 31, 2007 were $6.4 billion. The changes in components of total assets from December 31, 2007 to March 31, 2008 are summarized below:
•	Increase in cash and cash equivalents primarily due to $146 million and $30 million of higher federal funds sold and cash letter balances associated with daily cash management activities;

•	Decrease in securities available for sale reflecting the sale of Stifel common stock and the liquidation of managed fund equity investments held by the Parent Company;

•	Decrease in investment securities at cost resulting from the sale of Stifel common stock and certain private equity investments;

•	Decrease in tax certificate balances primarily due to redemptions of non-Florida tax certificates;

•	Higher investment in FHLB stock related to increases in FHLB advance borrowings;

•	Decrease in loan receivable balances associated with lower purchased residential loan balances, significant charge-offs of commercial loans and reductions in commercial loan originations partially offset by higher home equity loan balances;

•	Increase in assets held for sale and decrease in office properties and equipment due to the transfer of Orlando stores’ long-lived assets to held for sale associated with the pending branch sales purchase contract with an unrelated financial institution expected to close during the 2008 second quarter;

•	Increase in deferred tax assets primarily resulting from the operating losses during the three months ended March 31, 2008; and

•	Increase in other assets reflecting $30 million of sales of agency and equity securities pending settlement.
     The Company’s total liabilities at March 31, 2008 were $6.0 billion compared to $5.9 billion at December 31, 2007. The changes in components of total liabilities from December 31, 2007 to March 31, 2008 are summarized below:
•	Higher non-interest-bearing deposit balances primarily due to customer income tax refunds and higher average customer balances in checking accounts;

•	Lower interest-bearing deposit balances primarily associated with the migration to checking accounts;

•	Increase in FHLB advances due to lower short term borrowings as rates on advances were lower than alternative borrowings; and

•	Decrease in other liabilities primarily resulting from $18.9 million of securities purchased in December 2007 pending settlement in January 2008.

BankAtlantic Bancorp, Inc. and Subsidiaries
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     During the three months ended March 31, 2008, the Company sold 2,135,000 shares of Stifel common stock, liquidated its managed fund equity securities and sold private investment securities for aggregate net proceeds of $141 million. The Parent Company transferred $94.8 million of the cash proceeds from the sale of its securities to BankAtlantic in exchange for the transfer by BankAtlantic of non-performing commercial loans to a wholly-owned subsidiary of the Parent Company as discussed above. The Company may consider, among other alternatives, selling interests in the subsidiary to investors in the future. The Parent Company also contributed $20 million to BankAtlantic in order to strengthen BankAtlantic’s capital ratios. At March 31, 2008, BankAtlantic’s capital ratios exceeded regulatory “well capitalized” requirements.
     In April 2008, the Company filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $100 million of Class A Common Stock, Preferred Stock, subscription rights or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in prospectus supplements when offered.
     The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay dividends to shareholders, purchase non-performing assets from BankAtlantic, pay debt service, repay borrowings, purchase equity securities, repurchase Class A common stock and fund operations. The Company’s annual debt service associated with its junior subordinated debentures is approximately $22.3 million. The Company’s estimated current annual dividends to common shareholders are approximately $1.1 million. In March 2008, the Company received $5.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, and the ability of BankAtlantic to pay dividends to the Company. The ability of BankAtlantic to pay dividends or make other distributions to the Company is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic’s accumulated deficit for 2006 and 2007 was $23.7 million, BankAtlantic is now required to file an application to receive approval of the OTS in order to pay dividends to the Company. While the OTS has approved dividends to date, the OTS would likely not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice; there is no assurance that the OTS will approve future capital distributions from BankAtlantic.
     The Company has the following investments that provide a source for potential liquidity based on values at March 31, 2008; however, there is no assurance that these investments will maintain such value or that we would receive proceeds equal to estimated fair value upon a liquidation of these investments (see Note 2 to the “Notes to Consolidated Financial Statements — Unaudited” for a discussion of fair value measurements).

	As of March 31, 2008
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value
Stifel common stock	$11,970	558	—	12,528
Stifel warrants	8,805	—	—	8,805
Equity securities	5,014	—	667	4,347
Private Investment securities	3,184	—	657	2,527

Total	$28,973	558	1,324	28,207

     As of March 31, 2008, the Company’s investments include 279,031 shares of Stifel common stock and warrants to acquire approximately 481,724 shares of Stifel common stock at $36.00 per share.
     The non-performing loans transferred to the wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The sale of Ryan Beck to Stifel closed on February 28, 2007 and the sales agreement provides for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the closing up to a maximum of $40,000,000 and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25,000,000 during each of the two twelve-month periods immediately following the closing. The Company received $1.7 million in earn-out payments paid in 36,677 shares of Stifel common stock for the first year of the investment banking contingent earn-out. The remaining potential contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the exchange of Ryan Beck common stock. There is no assurance that we will receive any subsequent earn-out payments.
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
     The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.5 billion as of March 31, 2008. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer loans. BankAtlantic’s remaining available borrowings under this line of credit were approximately $434.7 million at March 31, 2008. BankAtlantic has established lines of credit for up to $280.9 million with other banks to purchase federal funds of which no balances were outstanding as of March 31, 2008. BankAtlantic has also established a $7.4 million line of credit with the Federal Reserve Bank of Atlanta. BankAtlantic is also a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at March 31, 2008, $46.5 million of short term borrowings were outstanding under this program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity, if needed. At March 31, 2008, BankAtlantic had $15 million of brokered deposits.
     BankAtlantic’s commitments to originate and purchase loans at March 31, 2008 were $176.7 million and $14 million, respectively, compared to $343 million and $55 million, respectively, at March 31, 2007. At March 31, 2008, total loan commitments represented approximately 4.35% of net loans receivable.
     At March 31, 2008, BankAtlantic had investments and mortgage-backed securities of approximately $66.0 million pledged against securities sold under agreements to repurchase, $164.1 million pledged against public deposits and $55.2 million pledged against treasury tax and loan accounts.
     At March 31, 2008, BankAtlantic met all applicable liquidity and regulatory (“well capitalized”) capital requirements.
     At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At March 31, 2008:
Total risk-based capital	$492,705	11.83%	8.00%	10.00%
Tier 1 risk-based capital	418,233	10.04	4.00	6.00
Tangible capital	418,233	6.87	1.50	1.50
Core capital	418,233	6.87	4.00	5.00

At December 31, 2007:
Total risk-based capital	495,668	11.63	8.00	10.00
Tier 1 risk-based capital	420,063	9.85	4.00	6.00
Tangible capital	420,063	6.94	1.50	1.50
Core capital	420,063	6.94	4.00	5.00

BankAtlantic Bancorp, Inc. and Subsidiaries
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2007.
Off Balance Sheet Arrangements — Contractual Obligations as of March 31, 2008 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Time deposits	$964,976	866,036	66,315	32,540	85
Long-term debt	320,662	—	—	22,000	298,662
Advances from FHLB (1)	1,477,040	955,040	522,000	—	—
Operating lease obligations held for sublease	43,974	864	5,181	3,497	34,432
Operating lease obligations held for use	88,181	8,003	23,226	9,532	47,420
Pension obligation	15,041	983	2,588	2,873	8,597
Other obligations	22,919	4,419	7,300	6,400	4,800

Total contractual cash obligations	$2,932,793	1,835,345	626,610	76,842	393,996

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The discussion contained in BankAtlantic’s Annual Report on Form 10-K for the year ended December 31, 2007, under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about the Company’s primary market risks which are interest rate and equity pricing risks.
     The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the three months ended March 31, 2008. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the three months ended March 31, 2008, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”) . Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) were effective as of March 31, 2008 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

BankAtlantic Bancorp, Inc. and Subsidiaries
Changes in Internal Control over Financial Reporting
     In addition, we reviewed our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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

BANKATLANTIC BANCORP, INC.
May 12, 2008	By:	/s/ Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/ Chairman/President

May 12, 2008	By:	/s/ Valerie C. Toalson
Date		Valerie C. Toalson
Executive Vice President, Chief Financial Officer