Form 10-Q
period 2008-06-30
BANKATLANTIC BANCORP INC
filed 2008-08-11
CIK 921768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

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
☐ YES           ☒ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	August 1, 2008
Class A Common Stock, par value $0.01 per share	51,410,037
Class B Common Stock, par value $0.01 per share	4,876,124

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

	June 30,	December 31,
(In thousands, except share data)	2008	2007
ASSETS
Cash and cash equivalents	$308,554	124,574
Securities available for sale and other financial instruments (at fair value)	772,280	936,024
Investment securities at cost or amortized cost (approximate fair value: $2,036 and $44,688)	2,036	39,617
Tax certificates net of allowance of $4,010 and $3,289	416,084	188,401
Federal Home Loan Bank stock, at cost which approximates fair value	85,657	74,003
Residential loans held for sale	5,163	4,087
Loans receivable, net of allowance for loan losses of $106,126 and $94,020	4,437,366	4,520,101
Accrued interest receivable	43,330	46,271
Real estate held for development and sale	12,330	20,037
Assets held for sale	10,924	13,704
Real estate owned	20,298	17,216
Office properties and equipment, net	222,484	243,863
Deferred tax asset, net	64,258	32,064
Goodwill and other intangibles	75,200	75,886
Other assets	39,011	42,969

Total assets	$6,514,975	6,378,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Interest bearing deposits	$3,043,837	3,129,194
Non-interest bearing deposits	891,142	824,211

Total deposits	3,934,979	3,953,405

Advances from FHLB	1,657,036	1,397,044
Short term borrowings	128,209	167,240
Subordinated debentures and mortgage-backed bonds	26,287	26,654
Junior subordinated debentures	294,195	294,195
Other liabilities	66,063	80,958

Total liabilities	6,106,769	5,919,496

Commitments and contingencies (See Note 12)
Stockholders’ equity:
Class A common stock, issued and outstanding 51,256,912 and 51,196,175 shares	513	512
Class B common stock, issued and outstanding 4,876,124 and 4,876,124 shares	49	49
Additional paid-in capital	218,922	216,692
Retained earnings	192,780	236,150

Total stockholders’ equity before accumulated other comprehensive income	412,264	453,403
Accumulated other comprehensive income	(4,058)	5,918

Total stockholders’ equity	408,206	459,321

Total liabilities and stockholders’ equity	$6,514,975	6,378,817

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except share and per share data)	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$61,583	79,914	129,719	159,501
Interest and dividends on taxable securities	11,978	6,293	23,995	12,441
Interest on tax certificates	4,926	3,768	8,491	7,777
Interest on tax exempt securities	—	3,800	14	7,596

Total interest income	78,487	93,775	162,219	187,315

Interest expense:
Interest on deposits	14,508	21,473	33,101	40,475
Interest on advances from FHLB	12,433	18,103	27,379	36,826
Interest on short term borrowings	725	2,010	2,004	4,565
Interest on debentures and bonds payable	5,220	6,136	11,503	12,250

Total interest expense	32,886	47,722	73,987	94,116

Net interest income	45,601	46,053	88,232	93,199
Provision for loan losses	47,247	4,917	90,135	12,378

Net interest (loss) income after provision for loan losses	(1,646)	41,136	(1,903)	80,821

Non-interest income:
Service charges on deposits	24,466	25,808	48,480	50,403
Other service charges and fees	7,121	7,524	14,554	14,557
Securities activities, net	8,965	8,813	4,227	10,368
Other	3,324	3,339	7,254	6,908

Total non-interest income	43,876	45,484	74,515	82,236

Non-interest expense:
Employee compensation and benefits	33,181	37,908	68,336	78,998
Occupancy and equipment	16,172	15,927	32,558	31,871
Advertising and business promotion	3,662	4,209	8,557	10,067
Check losses	2,101	2,731	4,819	4,588
Professional fees	2,219	1,368	4,979	3,081
Supplies and postage	1,282	1,632	2,288	3,485
Telecommunication	1,331	1,556	2,833	2,937
Impairment, restructuring and exit activities	5,952	1,122	5,837	3,675
Other	7,839	6,724	13,565	13,968

Total non-interest expense	73,739	73,177	143,772	152,670

(Loss) income from continuing operations before income taxes	(31,509)	13,443	(71,160)	10,387
(Benefit) provision for income taxes	(12,146)	1,715	(27,233)	863

(Loss) income from continuing operations	(19,363)	11,728	(43,927)	9,524
Discontinued operations (less applicable income tax (benefit) provision of $0, ($58), $603 and ($4,124)	—	(108)	1,121	7,812

Net (loss) income	$(19,363)	11,620	(42,806)	17,336

Basic (loss) earnings per share
Continuing operations	$(0.35)	0.20	(0.78)	0.16
Discontinued operations	—	—	0.02	0.13

Basic (loss) earnings per share	$(0.35)	0.20	(0.76)	0.29

Diluted (loss) earnings per share
Continuing operations	$(0.35)	0.20	(0.78)	0.16
Discontinued operations	—	(0.01)	0.02	0.12

Diluted (loss) earnings per share	$(0.35)	0.19	(0.76)	0.28

Basic weighted average number of common shares outstanding	56,117,474	59,189,556	56,107,032	59,908,285

Diluted weighted average number of common and common equivalent shares outstanding	56,117,474	59,929,238	56,107,032	60,921,567

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2007 and 2008-Unaudited

					Accumul-
					ated
			Addi-		Other
	Compre-		tional		Compre-
	hensive	Common	Paid-in	Retained	hensive
(In thousands)	Income	Stock	Capital	Earnings	Income	Total
BALANCE, DECEMBER 31, 2006		$611	260,460	265,089	(1,178)	524,982
Net income	17,336	—	—	17,336	—	17,336

Other comprehensive loss, net of tax:
Unrealized gains on securities available for sale (less income tax expense of $3,229)	7,033
Reclassification adjustment for net gain included in net income (less income tax expense of $1,668)	(3,633)

Other comprehensive income	3,400	—	—	—	3,400	3,400

Comprehensive income	$20,736

Dividends on Class A common stock		—	—	(4,443)	—	(4,443)
Dividends on Class B common stock		—	—	(400)	—	(400)
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48		—	—	700	—	700
Issuance of Class A common stock upon exercise of stock options		4	2,220	—	—	2,224
Tax effect relating to share-based compensation		—	1,250	—	—	1,250
Purchase and retirement of Class A common stock		(34)	(36,368)	—	—	(36,402)
Share based compensation expense		—	4,077	—	—	4,077

BALANCE, JUNE 30, 2007		581	231,639	278,282	2,222	512,724

BALANCE, DECEMBER 31, 2007		$561	216,692	236,150	5,918	459,321
Net loss	(42,806)	—	—	(42,806)	—	(42,806)

Other comprehensive loss, net of tax:
Unrealized losses on securities available for sale (less income tax benefit of $4,441)	(8,166)
Reclassification adjustment for net gains included in net loss (less income tax expense of $984)	(1,810)

Other comprehensive loss	(9,976)	—	—	—	(9,976)	(9,976)

Comprehensive loss	$(52,782)

Dividends on Class A common stock		—	—	(514)	—	(514)
Dividends on Class B common stock		—	—	(50)	—	(50)
Issuance of Class A common stock upon exercise of stock options		1	103	—	—	104
Tax effect relating to share-based compensation		—	(42)	—	—	(42)
Share based compensation expense		—	2,169	—	—	2,169

BALANCE, JUNE 30, 2008		562	218,922	192,780	(4,058)	408,206

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Six Months
	Ended June 30,
(In thousands)	2008	2007
Net cash provided by operating activities	$23,063	15,463

Investing activities:
Proceeds from redemption and maturities of investment securities	—	3,978
Proceeds from redemption and maturities of tax certificates	82,519	94,865
Purchase of investment securities	—	(11,928)
Purchase of tax certificates	(311,011)	(130,164)
Purchase of securities available for sale	(254,253)	(122,158)
Proceeds from sales and maturities of securities available for sale	446,062	150,574
Purchases of FHLB stock	(31,140)	(4,950)
Redemption of FHLB stock	19,486	11,164
Investments in unconsolidated subsidiaries	—	(3,592)
Distributions from unconsolidated subsidiaries	1,792	7,889
Net increase in loans	(20,787)	(36,918)
Proceeds from the sale of loans receivable	10,100	—
Improvements to real estate owned	(19)	(1,762)
Proceeds from sales of real estate owned	1,054	732
Net additions to office properties and equipment	(4,546)	(32,670)
Net cash outflows from the sale of Central Florida stores	(4,491)	—
Net proceeds from the sale of Ryan Beck Holdings, Inc.	—	2,628

Net cash used in investing activities	(65,234)	(72,312)

Financing activities:
Net increase in deposits	6,051	150,107
Net proceeds (repayments) of FHLB advances	260,000	(120,000)
Decrease in securities sold under agreements to repurchase	(5,056)	(24,492)
(Decrease) increase in federal funds purchased	(33,975)	78,636
Repayment of notes and bonds payable	(409)	(526)
Excess tax benefits from share-based compensation	—	1,250
Proceeds from issuance of junior subordinated debentures	—	25,000
Proceeds from issuance of Class A common stock	104	2,224
Purchase and retirement of Class A common stock	—	(36,402)
Common stock dividends	(564)	(4,843)

Net cash provided by financing activities	226,151	70,954

Increase in cash and cash equivalents	183,980	14,105
Cash and cash equivalents in discontinued operations assets held for sale at beginning of period	—	3,285
Cash and cash equivalents in discontinued operations assets held for sale at disposal date	—	(6,294)
Cash and cash equivalents at the beginning of period	124,574	138,904

Cash and cash equivalents at end of period	$308,554	150,000

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
1. Presentation of Interim Financial Statements
     BankAtlantic Bancorp, Inc. (the “Company”) is a unitary savings bank holding company organized under the laws of the State of Florida. The Company’s principal asset is its investment in BankAtlantic and its subsidiaries. The Company has two reportable segments, BankAtlantic and the Parent Company. On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. As a consequence, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Consolidated Statement of Operations for the three months and six months ended June 30, 2007. Also, the financial information of Ryan Beck is included in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income and the Consolidated Statement of Cash Flows for the six months ended June 30, 2007.
     BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of over 100 branches or “stores” located in Florida.
     All significant inter-company balances and transactions have been eliminated in consolidation.
     In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair presentation of the Company’s consolidated financial condition at June 30, 2008 and December 31, 2007, the consolidated results of operations for the three and six months ended June 30, 2008 and 2007, and the consolidated stockholders’ equity and comprehensive income and cash flows for the six months ended June 30, 2008 and 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2008. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Statement of Financial Accounting Standard No. 159 allows the Company an irrevocable option for measurement of financial assets or liabilities at fair value on a contract-by-contract basis. The Company did not elect the fair value option for any of its financial assets or liabilities as of the date of adoption (January 1, 2008) or for the six months ended June 30, 2008.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
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
     The following table presents major categories of the Company’s assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at June 30, 2008 Using
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$574,322	—	574,322	—
REMICS	180,084	—	180,084	—
Bonds	482	—	—	482
Equity securities	4,135	763	—	3,372
Stifel warrants	13,257	—	—	13,257

Total	$772,280	763	754,406	17,111

     The percentage of assets measured at fair value on a recurring basis using significant unobservable inputs to the total assets measured at fair value was 2.22%.
     There were no recurring liabilities measured at fair value in the Company’s financial statements.
     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2008 (in thousands):

		Stifel	Equity
	Bonds	Warrants	Securities	Total
Beginning Balance	$481	8,805	4,348	13,634
Total gains and losses (realized/unrealized) Included in earnings (or changes in net assets)	—	4,452	—	4,452
Included in other comprehensive income	1	—	(976)	(975)
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$482	13,257	3,372	17,111

     The entire $4.5 million of gains included in earnings for the three months ended June 30, 2008 represents changes in unrealized gains relating to assets still held at June 30, 2008.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008 (in thousands):

		Stifel	Equity
	Bonds	Warrants	Securities	Total
Beginning Balance	$681	10,661	5,133	16,475
Total gains and losses (realized/unrealized) Included in earnings (or changes in net assets)	—	2,596	—	2,596
Included in other comprehensive income	1	—	(1,761)	(1,760)
Purchases, issuances, and settlements	(200)	—	—	(200)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$482	13,257	3,372	17,111

     The entire $2.6 million of gains included in earnings for the six months ended June 30, 2008 represents changes in unrealized gains relating to assets still held at June 30, 2008.
     The valuation techniques and the inputs to the valuation techniques are described below for our recurring financial instruments measured at fair value in our financial statements.
     Mortgage-backed Securities and REMIC’s
     We use matrix pricing to fair value our mortgage-backed and real estate mortgage conduit securities as quoted market prices are not available for the specific securities we own. Matrix pricing values these securities based on standard inputs such as: benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in our principal market. Our principal market is the secondary institutional market and the exit price is the bid price. We use a market approach valuation technique and Level 2 valuation inputs to fair value these securities.
     Bonds and Equity Securities
     We generally use a market approach and quoted market prices (Level 1) or matrix pricing (Level 2 or Level 3) to value bonds and equity securities if available. However, for certain equity and debt securities in which observable market inputs cannot be obtained we value these securities using the income approach and pricing models that we developed or based on observable market data that we have adjusted based on our judgment of the factors a market participant would use to value the securities (Level 3).
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

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2008 (in thousands):

	Fair Value Measurements at June 30, 2008 Using
		Quoted prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	June 30,	Assets	Inputs	Inputs	Total
Description	2008	(Level 1)	(Level 2)	(Level 3)	Impairments
Loans measured for impairment using the fair value of the collateral	$123,690	—	—	123,690	64,729
Private equity investment	536			536	1,148

Total	$124,226	—	—	124,226	65,877

     There were no liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.
     Loans Measured For Impairment
     We primarily use third party appraisals to assist us in measuring impairment on our collateral dependent impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties and we may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, we use our judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the fair value of the collateral is considered a Level 3 valuation.
     Private Equity Investment
     Private investment securities represent investments in limited partnerships that invest in equity securities based on proprietary investment strategies. The underlying equity investments in these limited partnerships are publicly traded equity securities and the fair values of these securities are obtained from the general partner. As the fair values of the underlying securities in the limited partnership were obtained from the general partner, the fair value assigned to these investments is considered level 3.
3. Discontinued Operations
     On February 28, 2007, the Company sold Ryan Beck to Stifel. The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the Ryan Beck sale up to a maximum of $40.0 million and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25.0 million during each of the two twelve-month periods immediately following the Ryan Beck sale. Ryan Beck’s investment banking revenues exceeded $25 million during the first twelve months subsequent to the sale and the Company received additional consideration of 55,016 shares of Stifel common stock valued at $1.7 million. The contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the sale of Ryan Beck and included in the Company’s Consolidated Statements of Operations as discontinued operations.

BankAtlantic Bancorp, Inc. and Subsidiaries
4. Impairments, Restructuring Charges and Exit Activities
     The following provides liabilities associated with restructuring charges, impairments and exit activities for the six months ended June 30, 2007 and 2008 (in thousands):

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability
Balance at January 1, 2007	$—	—	—
Expense incurred	2,317	—	2,317
Amount paid	(1,587)	—	(1,587)

Balance at June 30, 2007	$730	—	730

Balance at January 1, 2008	$102	990	1,092
Expense incurred	2,095	361	2,456
Amounts paid or amortized	(1,105)	(288)	(1,393)

Balance at June 30, 2008	$1,092	1,063	2,155

     In March 2007, the Company reduced its workforce by approximately 225 associates, or 8%, in an effort to improve efficiencies. Included in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2007 were $2.6 million of costs associated with one-time termination benefits. These benefits include $0.3 million of share-based compensation expense.
     In April 2008, the Company further reduced its workforce by approximately 124 associates, or 6%. This further reduction in the workforce impacted every operating segment and was completed on April 18, 2008. The Company incurred $2.1 million of employee termination costs which was included in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2008.
     In December 2007, a decision was made to sell certain properties that BankAtlantic had acquired for its future store expansion program and to terminate or sublease certain operating leases. As a consequence, the Company recorded $1.0 million of contract liabilities associated with executed operating leases. During the three months ended June 30, 2008 the Company incurred $0.4 million of contract liabilities in connection with the termination of back-office operating leases and the assignment of operating leases associated with the sale of the Central Florida stores.
     Included in the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 were the following restructuring charges, impairment and exit activities (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Asset impairment	$3,448	1,122	3,448	1,122
Employee termination costs	2,081	—	2,081	2,553
Lease termination costs	168	—	53	—
Loss on branch sale	255	—	255	—

Total restructuring charges, impairment and exit activities	$5,952	1,122	5,837	3,675

BankAtlantic Bancorp, Inc. and Subsidiaries
     In June 2008, BankAtlantic sold five stores in Central Florida to an unrelated financial institution. The following table summarizes the assets sold, liabilities transferred and cash outflows associated with the stores sold (in thousands):

Amount
Assets sold:
Loans	$6,470
Property & Equipment	13,373

Total assets sold	19,843

Liabilities transferred:
Deposits	(24,477)
Other liabilities	(346)

Total liabilities transferred	(24,823)
Deposit premium	654
Transaction costs	(165)

Net cash outflows from sales of stores	$(4,491)

     Included in impairment, restructuring and exit activities in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2008 was a $0.5 million loss from the sale of the five Central Florida stores.
5. Securities Activities, Net
     Securities activities, net consisted of the following (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Gain (loss) on sale of Stifel common stock	$3,703	—	(955)	—
Gain from sales of managed investment funds	—	2,519	130	4,966
Gain on sale of agency securities	940	212	1,281	352
Gain from sale of equity securities	1,018		1,018	481
(Loss) gain from private equity investments	(1,148)	—	157	—
Unrealized gain on Stifel warrants	4,452	6,082	2,596	4,569

Securities activities, net	$8,965	8,813	4,227	10,368

BankAtlantic Bancorp, Inc. and Subsidiaries
6. Loans Receivable
     The loan portfolio consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Real estate loans:
Residential	$2,034,298	2,155,752
Builder land loans	93,005	149,564
Land acquisition and development	191,750	202,177
Land acquisition, development and construction	117,317	151,321
Construction and development	280,054	265,163
Commercial	628,441	530,566
Consumer — home equity	707,713	676,262
Small business	213,841	211,797
Other loans:
Commercial business	141,191	131,044
Small business — non-mortgage	105,753	105,867
Consumer loans	14,684	15,667
Deposit overdrafts	11,995	15,005

Total gross loans	4,540,042	4,610,185

Adjustments:
Premiums, discounts and net deferred fees	3,450	3,936
Allowance for loan losses	(106,126)	(94,020)

Loans receivable — net	$4,437,366	4,520,101

Loans held for sale	$5,163	4,087

     Allowance for Loan Losses (in thousands):

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2008	2007	2008	2007
Balance, beginning of period	$89,836	50,373	94,020	43,602
Loans charged-off	(31,401)	(1,797)	(78,648)	(2,924)
Recoveries of loans previously charged-off	444	1,261	619	1,698

Net (charge-offs)	(30,957)	(536)	(78,029)	(1,226)
Provision for loan losses	47,247	4,917	90,135	12,378

Balance, end of period	$106,126	54,754	106,126	54,754

     The following summarizes impaired loans (in thousands):

	June 30, 2008		December 31, 2007
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$67,045	18,633	113,955	17,809
Impaired loans without specific valuation allowances	109,395	—	67,124	—

Total	$176,440	18,633	181,079	17,809

BankAtlantic Bancorp, Inc. and Subsidiaries
     During the six months ended June 30, 2008, we concluded that a portion of the outstanding balance of $94 million of non-accrual commercial residential real estate loans was considered uncollectible and we charged-down these loans by $38.9 million. These loans had $13.3 million of specific allowances at December 31, 2007.
7. Assets Held for Sale
     Assets held for sale consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Branch facilities held for sale	$10,924	13,704

     In December 2007, BankAtlantic decided to sell land that it had acquired for its store expansion program. As a consequence, land acquired for store expansion was written down $1.1 million to its fair value of $12.5 million and transferred to assets held for sale. Additionally, during the three months ended June 30, 2008, we sold a $1.4 million parcel of this land for a $211,000 gain and incurred additional $1.4 million impairment on these properties based on updated indicators of value.
8. Income Taxes
     The Company evaluates the need for a deferred tax valuation allowance quarterly. Based on its evaluation as of June 30, 2008, a valuation allowance was required in the amount of $6.2 million as it was more likely than not that certain State net operating loss carry forwards included in the Company’s deferred tax assets will not be realized. Although the Company incurred substantial losses before income taxes for the year ended December 31, 2007 and for the six months ended June 30, 2008, management believes that it is more likely than not that the Company will have sufficient taxable income in future years to realize its remaining net deferred income tax asset. Management believes that these losses primarily reflect the deteriorating Florida real estate market that led to significant charge-offs and provisions for loan losses in BankAtlantic’s commercial residential real estate and consumer home equity loan portfolios. Management believes that the Company will realize its net deferred tax asset over the allowable carry forward period. However, if future events change management’s assumptions and estimates regarding BankAtlantic’s future earnings, a significant deferred tax asset valuation allowance may have to be established.
9. Goodwill
     Goodwill is tested for impairment at least annually at the reporting unit level in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Goodwill may be tested more frequently if certain conditions are met. As a result of the adverse real estate market conditions, BankAtlantic performed an interim goodwill impairment test for its reporting units as of June 30, 2008. The results of this test indicated that goodwill was not impaired. If market conditions deteriorate further in the Florida real estate markets or if competition increases in the banking environment in Florida, we may be required to record a goodwill impairment charge in subsequent periods.
10. Related Parties
     The Company, Woodbridge Holding Corporation (“WDG” formerly Levitt Corporation) and Bluegreen Corp. (“Bluegreen”) are deemed to be under common control. The controlling shareholder of the Company and WDG is BFC Financial Corp. (“BFC”), and WDG owns 31% of the outstanding common stock of Bluegreen. Shares of BFC’s capital stock representing a majority of the voting power are owned or controlled by the Company’s Chairman and Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and WDG, and directors of Bluegreen. The Company, BFC, WDG and Bluegreen share certain office premises and employee services, pursuant to the arrangements described below.
     In March 2008, BankAtlantic entered into an agreement with WDG to provide information technology support in exchange for monthly payments by WDG to BankAtlantic of $10,000 and a one-time set-up charge of approximately $20,000. In May 2008, BankAtlantic entered into a lease agreement with BFC under which BFC will pay BankAtlantic monthly rent of $24,490 for office space in BankAtlantic’s corporate headquarters.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The table below shows the effect of these related party service arrangements on the Company’s Consolidated Statements of Operations (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Non-interest income:
Other — office facilities	$122	92	177	132
Non-interest expense:
Employee compensation benefits	(33)	(50)	(88)	(105)
Other — back-office support	(447)	(357)	(775)	(751)

Net effect of related party transactions before income taxes	$(358)	(315)	(686)	(724)

     The Company, prior to the spin-off of WDG in 2003, issued options to acquire shares of the Company’s Class A common stock to employees of WDG. Additionally, employees of the Company have transferred to affiliate companies and the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees. The Company accounts for these options to former employees as employee stock options because these individuals were employees of the Company on the grant date. During the six months ended June 30, 2007, certain of these former employees exercised 13,062 of options to acquire Class A common stock at a weighted average exercise price of $8.56. No former employees exercised options during the six months ended June 30, 2008.
     Options outstanding to former employees, who are now employees of affiliate companies, consisted of the following as of June 30, 2008:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	268,943	$9.69
Options nonvested	68,050	$18.57
     During the years ended December 31, 2007 and 2006, the Company issued to BFC employees who perform services for the Company options to acquire 49,000 and 50,300 shares of the Company’s Class A common stock at an exercise price of $9.38 and $14.69, respectively. These options vest in five years and expire ten years from the grant date. The Company recognizes service provider expense on these financial instruments over the vesting period measured based on the option fair value at each reporting period. The Company recorded $17,000 and $36,000 of service provider expense for the three and six months ended June 30, 2008, respectively, compared to $15,000 and $27,000 for the same prior periods.
     BankAtlantic entered into securities sold under agreements to repurchase transactions with WDG and BFC in the aggregate of $0.3 million and $7.3 million as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 WDG held a money market account at BankAtlantic in the amount of $55.7 million. The Company recognized $11,000 and $37,000 of interest expense in connection with the above accounts during the three and six months ended June 30, 2008 compared to $39,000 and $90,000 during the same 2007 periods, respectively. These transactions have similar terms as BankAtlantic deposit accounts and repurchase agreements with unaffiliated third parties.
11. Segment Reporting
     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for Segment Reporting is based on internal reports utilized by management. Results of operations are reported through two reportable segments: BankAtlantic and the Parent Company. The Parent Company activities consist of equity and debt financings, capital management and acquisition related expenses. Additionally, effective March 31, 2008, a wholly-owned subsidiary of the Parent Company purchased non-performing loans from BankAtlantic. As a consequence, the Parent Company activities also include managing this portfolio of non-performing loans.

BankAtlantic Bancorp, Inc. and Subsidiaries
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
     The Company evaluates segment performance based on segment net income from continuing operations after tax. The table below is segment information for segment net income from continuing operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

			Adjusting and
		Parent	Elimination	Segment
For the Three Months Ended:	BankAtlantic	Company	Entries	Total
2008
Net interest income (expense)	$49,923	(4,322)	—	45,601
Provision for loan losses	(37,801)	(9,446)	—	(47,247)
Non-interest income	36,728	7,412	(264)	43,876
Non-interest expense	(72,337)	(1,666)	264	(73,739)

Segment losses before income taxes	(23,487)	(8,022)	—	(31,509)
Benefit for income taxes	9,428	2,718	—	12,146

Segment net loss	$(14,059)	(5,304)	—	(19,363)

Total assets	$6,369,148	704,430	(558,603)	6,514,975

2007
Net interest income (expense)	$50,914	(4,861)	—	46,053
Provision for loan losses	(4,917)	—	—	(4,917)
Non-interest income	36,686	9,014	(216)	45,484
Non-interest expense	(71,524)	(1,869)	216	(73,177)

Segment profits before income taxes	11,159	2,284	—	13,443
Provision for income taxes	(754)	(961)	—	(1,715)

Segment net income	$10,405	1,323	—	11,728

Total assets	$6,272,061	806,153	(583,167)	6,495,047

BankAtlantic Bancorp, Inc. and Subsidiaries

			Adjusting and
		Parent	Elimination	Segment
For the Six Months Ended:	BankAtlantic	Company	Entries	Total
2008
Net interest income (expense)	$97,928	(9,696)	—	88,232
Provision for loan losses	(80,689)	(9,446)	—	(90,135)
Non-interest income	72,281	2,766	(532)	74,515
Non-interest expense	(140,963)	(3,341)	532	(143,772)

Segment losses before income taxes	(51,443)	(19,717)	—	(71,160)
Benefit for income taxes	20,403	6,830	—	27,233

Segment net loss	$(31,040)	(12,887)	—	(43,927)

2007
Net interest income (expense)	$102,984	(9,785)	—	93,199
Provision for loan losses	(12,378)	—	—	(12,378)
Non-interest income	71,733	10,908	(405)	82,236
Non-interest expense	(150,294)	(2,781)	405	(152,670)

Segment profits (losses) before income taxes	12,045	(1,658)	—	10,387
(Provision) benefit for income taxes	(1,001)	138	—	(863)

Segment net income (loss)	$11,044	(1,520)	—	9,524

12. Financial Instruments with Off-balance Sheet Risk
     Financial instruments with off-balance sheet risk were (in thousands):

	June 30,	December 31,
	2008	2007
Commitments to sell fixed rate residential loans	$19,628	21,029
Commitments to sell variable rate residential loans	394	1,518
Commitments to purchase variable rate residential loans	—	39,921
Commitments to purchase fixed rate residential loans	—	21,189
Commitments to purchase commercial loans	6,600	—
Commitments to originate loans held for sale	14,859	18,344
Commitments to originate loans held to maturity	69,579	158,589
Commitments to extend credit, including the undisbursed portion of loans in process	790,250	992,838
Standby letters of credit	21,029	41,151
Commercial lines of credit	82,325	96,786
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $13.6 million at June 30, 2008. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $7.4 million at June 30, 2008. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at June 30, 2008 and December 31, 2007 was $23,000 and $38,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.

BankAtlantic Bancorp, Inc. and Subsidiaries
13. Earnings per Share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and six months ended June 30, 2008 and 2007 (in thousands, except share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Basic (loss) earnings per share:
Numerator:
(Loss) income from continuing operations	$(19,363)	11,728	(43,927)	9,524
Discontinued operations	—	(108)	1,121	7,812

Net (loss) income	$(19,363)	11,620	(42,806)	17,336

Denominator:
Basic weighted average number of common shares outstanding	56,117,474	59,189,556	56,107,032	59,908,285

Basic earnings (loss) per share from:
Continuing operations	$(0.35)	0.20	(0.78)	0.16
Discontinued operations	—	—	0.02	0.13

Basic (loss) earnings per share	$(0.35)	0.20	(0.76)	0.29

Diluted earnings per share
Numerator:
(Loss) income from continuing operations	$(19,363)	11,728	(43,927)	9,524
Discontinued operations	—	(108)	1,121	7,812

Net (loss) income	$(19,363)	11,620	(42,806)	17,336

Denominator:
Basic weighted average number of common shares outstanding	56,117,474	59,189,556	56,107,032	59,908,285
Stock-based compensation	—	739,682	—	1,013,282

Diluted weighted average shares outstanding	56,117,474	59,929,238	56,107,032	60,921,567

Diluted earnings (loss) per share from:
Continuing operations	$(0.35)	0.20	(0.78)	0.16
Discontinued operations	—	(0.01)	0.02	0.12

Diluted (loss) earnings per share	$(0.35)	0.19	(0.76)	0.28

Cash dividends per share:
Class A share	$0.005	0.041	0.010	0.082

Class B share	$0.005	0.041	0.010	0.082

     During the three and six months ended June 30, 2008 and 2007, 5,266,712 and 2,267,973, respectively, of options to acquire shares of Class A common stock were anti-dilutive.
14. New Accounting Pronouncements
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
     In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the first quarter of 2009. This Statement expands derivative disclosure.
     Management does not believe that the implementation of these Statements will impact the Company’s financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and six months ended June 30, 2008 and 2007, respectively. The principal assets of the Company consist of its ownership of BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services, including the impact of a continued downturn in the economy or a recession on our business generally, as well as the ability of our borrowers to service their obligations and on our customers to maintain account balances; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans (including those held in the asset workout subsidiary of the Company), of a sustained downturn in the real estate market and other changes in the real estate markets in our trade area, and where our collateral is located; the quality of our residential land acquisition and development loans (including “Builder land bank loans”) and conditions specifically in that market sector; the risks of additional charge-offs, impairments and required increases in our allowance for loan losses and the potential impact on Bankatlantic’s maintenance of “well captalized” ratios; BankAtlantic Bancorp’s ability to successfully manage the loans held by the newly formed asset workout subsidiary; the successful completion of a sale or joint venture of BankAtlantic Bancorp’s interests in the newly formed asset workout subsidiary in the future, and the risk that we will continue to realize losses in that loan portfolio; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other capital markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing results which do not justify their costs; the success of our expense discipline initiatives and the ability to achieve additional cost savings; the success of BankAtlantic’s store expansion program, and achieving growth and profitability at the stores in the time frames anticipated, if at all; and the impact of periodic testing of goodwill, deferred tax assets and other assets for impairment; the risks and uncertainties associated with the rights offering, including that, because of business, economic or market conditions or for any other reasons within the Company’s discretion, the Company may decide not to pursue the rights offering on the terms proposed, if at all, and that the rights offering may not be consummated; and the risks and uncertainties associated with the reverse stock split, including that, because of business, economic or market conditions or for any other reasons within the Company’s discretion, the Company may decide not to effect the reverse stock split on the currently

BankAtlantic Bancorp, Inc. and Subsidiaries
contemplated terms, if at all. Past performance, actual or estimated new account openings and growth may not be indicative of future results. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The four accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; and (iv) the accounting for deferred tax asset valuation allowance. For a more detailed discussion of these critical accounting policies other than the accounting for deferred tax valuation allowance see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Accounting for Deferred Tax Asset Valuation Allowance
     The Company periodically reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.
     In evaluating the available evidence, management considered historical financial performance, expectation of future earnings, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance based on its strategic initiatives. Changes in existing tax laws and future results differing from expectations may result in significant changes in the deferred tax assets valuation allowance.
     Based on our evaluation as of June 30, 2008, it appears more likely than not that a portion of the Company’s net deferred tax assets will not be realized. As a result of this determination a valuation allowance was required in the amount of $6.2 million and $5.5 million at June 30, 2008 and December 31, 2007, respectively, as it was management’s assessment that based on available information, it is more likely than not that certain State net operating loss carry forwards included in the Company’s deferred tax assets will not be realized. As of June 30, 2008 and December 31, 2007, our deferred tax assets net of the aforementioned valuation allowance were $64.3 million and $32.1 million, respectively. Management believes that the Company should be able to realize the current net deferred tax assets in future years; however, if future events differ from expectations, a substantial increase or decrease in the valuation allowance may be required to reduce or increase the deferred tax assets. A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of the net deferred tax assets that is expected to be realized in the future.

BankAtlantic Bancorp, Inc. and Subsidiaries
Consolidated Results of Operations
     Income (loss) from continuing operations from each of the Company’s reportable segments was as follows:

	For the Three Months Ended June 30,
(in thousands)	2008	2007	Change
BankAtlantic	$(14,059)	10,405	(24,464)
Parent Company	(5,304)	1,323	(6,627)

Net (loss) income	$(19,363)	11,728	(31,091)

For the Three Months Ended June 30, 2008 Compared to the Same 2007 Period:
     The substantial decrease in BankAtlantic’s earnings during the 2008 quarter primarily resulted from a $37.8 million provision for loan losses and $6.0 million of restructuring and impairment charges compared to a $4.9 million provision for loan losses and $1.1 million of impairment charges during the 2007 quarter. The significantly higher provision for loan losses reflects $14.5 million in commercial loan charge-offs concentrated in commercial residential real estate loans and a $14.8 million provision for loan losses relating to the consumer home equity loan portfolio. The consumer loan allowance was significantly increased during the 2008 second quarter as a result of the continued deterioration in the Florida residential real estate market and increased delinquency trends in this portfolio. The above reduction in earnings was partially offset by lower compensation and operating expenses reflecting management’s efforts to reduce non-interest expenses.
     The lower Parent Company earnings resulted from a $9.4 million provision for loan losses associated with the non-performing commercial loan portfolio held by the Parent Company’s asset workout subsidiary partially offset by improved net interest income and lower operating expenses. Non-performing loans at the Parent Company were charged down by $8.2 million and the allowance for loan losses was increased by $1.3 million as a result of reduced loan collateral values associated with declining Florida real estate market values. The improvement in net interest income primarily resulted from lower short-term interest rates during 2008 compared to 2007 as well as interest income earned on the loans held by the asset workout subsidiary.

	For the Six Months Ended June 30,
(in thousands)	2008	2007	Change
BankAtlantic	$(31,040)	11,044	(42,084)
Parent Company	(12,887)	(1,520)	(11,367)

Net (loss) income	$(43,927)	9,524	(53,451)

     For the Six Months Ended June 30, 2008 Compared to the Same 2007 Period:
     The 2008 period net loss was primarily the result of the items discussed above. BankAtlantic’s provision for loan losses was $80.7 million for the 2008 period compared to $12.4 million during the 2007 period. The decline in the Parent Company’s earnings reflects the $9.4 million provision for loan losses discussed above and a decline in gains on securities activities of $7.6 million during the 2008 period.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic Results of Operations
     Net interest income

	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	June 30, 2008			June 30, 2007
	Average	Revenue/	Yield/	Average	Revenue/		Yield/
	Balance	Expense	Rate	Balance	Expense		Rate
(in thousands)
Total loans	$4,470,868	61,466	5.50	$4,677,890	79,913		6.83
Investments — tax exempt	—	—	—	398,435	5,846	(1)	5.87
Investments — taxable	1,098,822	16,615	6.05	614,163	9,506		6.19

Total interest earning assets	5,569,690	78,081	5.61%	5,690,488	95,265		6.70%

Goodwill and core deposit intangibles	75,401			76,784
Other non-interest earning assets	433,038			436,982

Total Assets	$6,078,129			$6,204,254

Deposits:
Savings	$552,094	1,284	0.94%	$605,940	3,401		2.25%
NOW	941,964	1,898	0.81	782,018	1,749		0.90
Money market	617,013	2,427	1.58	677,545	4,789		2.84
Certificates of deposit	917,133	8,899	3.90	993,458	11,535		4.66

Total interest bearing deposits	3,028,204	14,508	1.93	3,058,961	21,474		2.82

Short-term borrowed funds	166,031	788	1.91	157,230	2,091		5.33
Advances from FHLB	1,389,835	12,433	3.60	1,344,855	18,102		5.40
Long-term debt	26,274	429	6.57	29,373	638		8.71

Total interest bearing liabilities	4,610,344	28,158	2.46	4,590,419	42,305		3.70
Demand deposits	878,906			989,434
Non-interest bearing other liabilities	45,770			50,800

Total Liabilities	5,535,020			5,630,653
Stockholder’s equity	543,109			573,601

Total liabilities and stockholder’s equity	$6,078,129			$6,204,254

Net tax equivalent interest income/ net interest spread		$49,923	3.15%		$52,960		3.00%

Tax equivalent adjustment		—			(2,046)

Net interest income		$49,923			$50,914

Margin
Interest income/interest earning assets			5.61%				6.70%
Interest expense/interest earning assets			2.03				2.98

Net interest margin (tax equivalent)			3.58%				3.72%

(1)	The tax equivalent basis is computed using a 35% tax rate.
For the Three Months Ended June 30, 2008 Compared to the Same 2007 Period:
     The decrease in tax equivalent net interest income primarily resulted from a decline in the tax equivalent net interest margin, lower average interest earning assets, the competitive interest rate environment and an increase in interest-bearing liabilities.
     The decrease in the tax equivalent net interest margin primarily resulted from a significant decline in non-interest bearing demand deposit balances partially offset by an improvement in the tax equivalent net interest spread. The decline in demand deposit balances reflects the competitive banking environment in Florida and the migration of demand deposit accounts to interest-bearing NOW accounts. The increase in the tax equivalent net interest spread primarily resulted from rates on interest-bearing liabilities adjusting to the decline in short-term interest rates faster than our interest-earning asset yields. Since December 2006, the prime interest rate has declined from 8.25% to 5.00%. The majority of our borrowings are short-term and adjust to current market rates faster than a significant portion of our assets, which include residential loans and mortgage-backed securities that only adjust periodically to current market rates.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Our average interest earning assets during the 2008 second quarter declined $120.8 million from the comparable 2007 quarter while our average interest-bearing liabilities increased by $19.9 million. The decline in average interest earning assets was primarily due to lower average commercial and residential loan balances. In response to the deteriorating real estate market, we have slowed the origination of commercial residential real estate loans and the purchase of residential loans. As a consequence, average balances in our residential and commercial real estate loan portfolios declined from $3.6 billion during the three months ended June 30, 2007 to $3.3 billion during the comparable 2008 period. These declines in loan balances were partially offset by an increase in our consumer home equity loan and tax certificate average balances. Average balances in our home equity loan portfolio increased from $557.9 million for the three months ended June 30, 2007 to $688.9 during the same 2008 period due to both fundings on existing lines of credit as well as originations. Average tax certificate balances increased from $180.3 million during the 2007 period to $226.8 for the 2008 period. The higher tax certificate balances reflect the acquisition of $311 million of tax certificates during the six months ended June 2008 compared to $130 million during the comparable 2007 period. During the three months ended June 30, 2008, BankAtlantic acquired $225 million of Florida tax certificates compared to $29 million during the same 2007 period. Interest-bearing liabilities increased in response to lower average non-interest bearing deposits.

	Average Balance Sheet - Yield / Rate Analysis
	For the Six Months Ended
	June 30, 2008			June 30, 2007
	Average	Revenue/	Yield/	Average	Revenue/		Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense		Rate
Total loans	$4,554,307	129,602	5.69	$4,664,280	159,501		6.84
Investments — tax exempt	—	—	—	397,410	11,648	(1)	5.86
Investments — taxable	1,065,268	31,837	5.98	616,873	19,202		6.23

Total interest earning assets	5,619,575	161,439	5.75%	5,678,563	190,351		6.70

Goodwill and core deposit intangibles	75,560			76,960
Other non-interest earning assets	424,767			431,552

Total Assets	$6,119,902			$6,187,075

Deposits:
Savings	$559,271	3,302	1.19%	$567,899	5,971		2.12
NOW	934,173	4,581	0.99	776,548	3,261		0.85
Money market	613,038	5,585	1.83	664,039	8,727		2.65
Certificates of deposit	954,605	19,633	4.14	977,674	22,517		4.64

Total deposits	3,061,087	33,101	2.17	2,986,160	40,476		2.73

Short-term borrowed funds	167,386	2,113	2.54	180,478	4,723		5.28
Advances from FHLB	1,406,790	27,379	3.91	1,374,900	36,826		5.40
Long-term debt	26,365	918	7.00	29,503	1,265		8.65

Total interest bearing liabilities	4,661,628	63,511	2.74	4,571,041	83,290		3.67
Demand deposits	866,834			989,490
Non-interest bearing other liabilities	47,298			53,495

Total Liabilities	5,575,760			5,614,026
Stockholder’s equity	544,142			573,049

Total liabilities and stockholder’s equity	$6,119,902			$6,187,075

Net interest income/net interest spread		$97,928	3.01%		$107,061		3.03

Tax equivalent adjustment		—			(4,077)

Net interest income		$97,928			$102,984

Margin
Interest income/interest earning assets			5.75%				6.70
Interest expense/interest earning assets			2.27				2.96

Net interest margin			3.48%				3.74

(1)	The tax equivalent basis is computed using a 35% tax rate.

BankAtlantic Bancorp, Inc. and Subsidiaries
For the Six Months Ended June 30, 2008 Compared to the Same 2007 Period:
     The decline in net interest income and the net interest margin for the six months period resulted primarily from the same items discussed above for the three months ended June 30, 2008.
Asset Quality
     At the indicated dates, BankAtlantic’s non-performing assets and problem loans were (in thousands):

	June 30,	December 31,
	2008	2007
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$2,309	2,094
Loans (1)	77,901	178,591

Total nonaccrual	80,210	180,685

Repossessed assets:
Real estate owned	20,298	17,216

Total nonperforming assets	$100,508	197,901

Allowances
Allowance for loan losses	$98,424	94,020
Allowance for tax certificate losses	4,010	3,289

Total allowances	$102,434	97,309

PROBLEM LOANS
Contractually past due 90 days or more	5,124	—
Restructured loans	3,002	2,488

TOTAL PROBLEM LOANS	$8,126	2,488

(1)	Excluded from the above table at June 30, 2008 were $90.4 million of non-performing loans held by a subsidiary of the Parent Company.
     Non-accrual loan activity is summarized for the six months ended June 30, 2008 as follows:

		Net
	Balance	Additional		Transfers	Parent	Balance
	December 31,	Non-accrual	Charge-	to	Company	June 30,
(in thousands)	2007	Loans (1)	offs	REO	Transfer	2008
Residential	$8,678	13,544	(1,651)	(2,364)	—	18,207
Commercial	165,818	46,701	(55,092)	(1,900)	(101,493)	54,034
Small business	877	1,948	(1,660)	—	—	1,165
Consumer home equity	3,218	13,338	(12,061)	—	—	4,495

Total non-accrual loans	$178,591	75,531	(70,464)	(4,264)	(101,493)	77,901

(1)	Net additions to non-accrual loans include loan repayments and loan sales.
     Non-accrual loans declined $100.7 million from December 2007. The decline was due primarily to the transfer of $101.5 million of non-accrual loans to a wholly-owned subsidiary of the Parent Company for $94.8 million of cash. During the six months ended June 30, 2008, BankAtlantic also transferred twelve commercial residential real estate loans and two commercial non-residential real estate loans aggregating $81.3 million to non-accrual.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The increase in residential non-accrual loans reflects the general deterioration in the national economy and the residential real estate market as home prices throughout the country continued to decline and it took longer than historical time-frames to sell homes. The weighted average FICO score of our residential loan borrowers was 742 at the time of origination and the weighted average loan-to-value of these residential loans at the time of origination was 68.9%. The estimated weighted average loan-to-value of non-accrual residential loans at June 30, 2008 was 74.5%.
     To date, we have not experienced significant charge-offs on residential real estate loans as the underlying collateral values have exceeded the outstanding principal balances of the non-accrual loans. However, if residential market conditions do not improve nationally, we may experience higher residential loan delinquencies, non-accruals and charge-offs in future periods.
     Consumer home equity loan charge-offs and delinquencies continued to increase during the six months ended June 30, 2008. In response to these trends, we modified our consumer home equity loan underwriting requirements for new loans and froze certain borrowers’ home equity loan commitments where borrowers’ credit scores were significantly lower than such borrowers’ credit scores at the date of loan origination or where collateral values were substantially lower than the values at loan origination. If home prices in Florida continue to fall or current economic conditions continue to deteriorate, we anticipate that we will continue to experience higher credit losses in our consumer home equity loan portfolio.
     The increase in real estate owned primarily resulted from the foreclosure of a $1.9 million commercial residential real estate loan and a net increase in residential loan foreclosures.
     The increase in the allowance for loan losses primarily reflects a $7.6 million increase in the allowance for consumer home equity loans and the establishment of $10.7 million of specific reserves on commercial residential real estate loans partially offset by the transfer of $6.4 million of specific allowance for loan losses associated with the non-performing loans transferred to a subsidiary of the Parent Company as well as charge-offs of commercial and consumer home equity loans.
     The increase in the allowance for tax certificate losses primarily reflects higher tax certificate balances. During the six months ended June 30, 2008 BankAtlantic acquired $311 million of tax certificates increasing tax certificate balances from $188.4 million at December 31, 2007 to $416.0 million at June 30, 2008.
     As of June 30, 2008, two loans were contractually past due 90 days or more and still accruing interest. These loans are believed to be well collateralized and in the process of collection.
Allowance for Loan Losses

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Balance, beginning of period	$83,396	50,373	94,020	43,602

Charge-offs
Residential	(1,027)	(52)	(1,651)	(203)
Commercial	(14,501)	—	(55,092)	—
Consumer home equity	(7,225)	(744)	(12,061)	(1,282)
Small business	(464)	(1,001)	(1,660)	(1,439)

Total charge-offs	(23,217)	(1,797)	(70,464)	(2,924)
Recoveries of loans previously charged-off	444	1,261	619	1,698

Net charge-offs	(22,773)	(536)	(69,845)	(1,226)
Transfer of specific reserves to Parent Company	—	—	(6,440)	—
Provision for loan losses	37,801	4,917	80,689	12,378

Balance, end of period	$98,424	54,754	98,424	54,754

BankAtlantic Bancorp, Inc. and Subsidiaries
     The substantial increase in the provision for loan losses during the three and six months ended June 30, 2008 was primarily the result of commercial residential loan charge-offs and unfavorable trends in our consumer home equity loan portfolio. In response to these unfavorable consumer home equity loan trends we increased our allowance for home equity loans by $7.6 million and $13.7 million during the three and six months ended June 30, 2008, respectively. During the first half of 2008, the Florida real estate market continued to deteriorate, the economy weakened, Florida unemployment increased, foreclosures increased, the availability of credit declined, and nonaccrual loan collateral values continued to decline. As a consequence, the following charge-offs of commercial residential real estate loans were made based on updated collateral valuations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2008	2007	2008	2007
Builder land bank loans	$13,965	—	32,877	—
Land acquisition and development loans	536	—	2,756	—
Land acquisition, development and construction loans	—	—	19,459	—

Total commercial charge-offs	$14,501	—	55,092	—

     In the second quarter of 2008, we experienced reduced charge-offs in our commercial residential real estate loan portfolio compared to the first quarter of 2008 with the majority of the 2008 current quarter write-downs ($13.8 million) associated with one builder land bank loan. However, we also established $10.7 million of specific reserves during the three months ended June 30, 2008 on four commercial residential real estate loans based on updated loan collateral valuations.
     BankAtlantic’s outstanding balances in commercial residential real estate loans as of June 30, 2008 were as follows:

	Number of
(dollars in thousands)	Loans	Amount
Builder land bank loans	7	$63,986
Land acquisition and development loans	26	172,292
Land acquisition, development and construction loans	18	88,062

Total commercial residential loans (1)	51	$324,340

(1)	Excluded from the above table were $77.7 million of commercial residential real estate loans held by a subsidiary of the Parent Company.
     We believe that if market conditions do not improve in the Florida real estate markets, additional provisions for loan losses may be required in future periods.
     BankAtlantic’s Non-Interest Income

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2008	2007	Change	2008	2007	Change
Service charges on deposits	$24,466	25,808	(1,342)	48,480	50,403	(1,923)
Other service charges and fees	7,121	7,524	(403)	14,554	14,557	(3)
Securities activities, net	1,960	212	1,748	2,301	833	1,468
Income from unconsolidated subsidiaries	147	509	(362)	1,260	874	386
Other	3,034	2,631	403	5,686	5,064	622

Non-interest income	$36,728	36,684	44	72,281	71,731	550

     The lower revenue from service charges on deposits during the 2008 periods compared to the same 2007 periods was primarily due to lower overdraft fee income. This decline in overdraft income primarily resulted from lower net assessment of overdraft fees and a more stringent criteria for allowing customer overdrafts implemented in February 2008 in response to increasing check losses. Also contributing to reduced fee income was a decline in new deposit account openings. During the three and six months ended June 30, 2008, BankAtlantic opened over 41,000 and 103,000 new deposit accounts, respectively, compared to 60,000 and 140,000 during the same 2007 periods.
     The lower other service charges and fees during the three and six months ended June 30, 2008 compared to the same 2007 periods was primarily due to higher debit card fraud losses during 2008 and a slight decline in customer debit card usage. We believe that the higher fraud losses and the decline in card usage are likely the result of the slow down in the Florida economy.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Securities activities, net during the three months ended June 30, 2008 resulted from a $1.0 million gain on the sale of MasterCard International common stock acquired during MasterCard’s 2006 initial public offering as well as $0.9 million and $1.3 million, respectively, of gains during the three and six months ended June 30, 2008 from the writing of covered call options on agency securities available for sale. Securities activities, net during the three and six months ended June 30, 2007 included gains from the sales of agency securities and a $481,000 gain during the 2007 first quarter from the sale of securities obtained from an initial public offering of BankAtlantic’s health insurance carrier.
     Income from unconsolidated subsidiaries for the three months ended June 30, 2008 reflects equity earnings from an investment in a receivable factoring company. Unconsolidated subsidiaries income during the six months ended June 30, 2008 includes $1.0 million of equity earnings from a joint venture that was liquidated in January 2008. Income from unconsolidated subsidiaries for the three and six months ended June 30, 2007 primarily resulted from equity earnings on joint ventures that invest in income producing properties.
     Included in other income during the three and six months ended June 30, 2008 was $0.3 million and $0.6 million, respectively, of higher brokerage commissions from the sale of investment products to our deposit customers. BankAtlantic has hired additional financial consultants in order to offer its customers alternative investments in the current interest rate environment.
BankAtlantic’s Non-Interest Expense

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2008	2007	Change	2008	2007	Change
Employee compensation and benefits	$32,118	36,628	(4,510)	66,361	77,292	(10,931)
Occupancy and equipment	16,171	15,923	248	32,554	31,865	689
Advertising and business promotion	3,564	4,079	(515)	8,425	9,867	(1,442)
Check losses	2,101	2,731	(630)	4,819	4,588	231
Professional fees	2,004	1,233	771	4,264	2,853	1,411
Supplies and postage	1,281	1,629	(348)	2,284	3,479	(1,195)
Telecommunication	1,326	1,548	(222)	2,822	2,927	(105)
Restructuring charges, impairments and exit activities	5,952	1,122	4,830	5,837	3,675	2,162
Other	7,820	6,629	1,191	13,597	13,746	(149)

Total non-interest expense	$72,337	71,522	815	140,963	150,292	(9,329)

     The substantial decline in employee compensation and benefits during the three and six months ended June 30, 2008 compared to the same 2007 periods resulted primarily from work force reductions in March 2007 and April 2008 as well as a decline in personnel related to the implementation in December 2007 of reduced store lobby and customer service hours. In March 2007 BankAtlantic reduced its work force by 225 associates, or 8%, and in April 2008 BankAtlantic’s work force was reduced by 124 associates, or 6%. As a consequence of these work force reductions and normal attrition, the number of full-time equivalent employees declined from 2,618 at December 31, 2006 to 1,902 at June 30, 2008, or 28%, while the store network expanded from 88 stores at December 31, 2006 to 101 stores at June 30, 2008. Compensation expense during the 2008 periods was further reduced from the 2007 periods when BankAtlantic changed its incentive and performance plans for 2008 resulting in a $1.0 million and $4.5 million, respectively, reduction in incentive compensation expenses for the three and six months ended June 30, 2008 compared to the same 2007 periods.
     The slight increase in occupancy and equipment for the three and six months ended June 30, 2008 primarily resulted from higher rental and depreciation expenses associated with the expansion of BankAtlantic’s branch network during 2007. For the three months ended June 30, 2008 compared to the same 2007 period rent and depreciation expense increased by $0.3 million and $0.5 million, respectively. The increase in rent and depreciation expense for the six month period ended June 30, 2008 compared to the same period 2007 period was $0.8 million and $1.3 million, respectively. The above increases in occupancy expenses were partially offset by lower guard services costs associated with reduced store hours and the renewal of the guard service vendor contract on more favorable terms. During the three and six months ended June 30, 2008 compared to the same 2007 periods, guard service costs declined by $0.4 million and $1.1 million, respectively.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The reduced advertising expense primarily reflects lower promotional costs for branch grand openings and a change in the marketing mix. During the six months ended June 30, 2007, BankAtlantic opened 6 branches compared to 2 branches opened during the same 2008 period.
     BankAtlantic experienced decreased check losses for the 2008 quarter primarily due to the implementation in February 2008 of more stringent overdraft policies. The higher check losses during the 2008 six month period primarily related to both the increased number of deposit accounts and a weaker economic environment during the 2008 period compared to the same 2007 period.
     BankAtlantic incurred higher professional fees during the three and six months ended June 30, 2008 compared to the same 2007 periods primarily resulting from increased litigation costs and legal fees associated with commercial loan workouts and tax certificate litigation. We also incurred increased consulting fees in connection with a review of our commercial loan portfolio.
     The reduction in supplies and postage reflects overall expense reduction initiatives and efforts to have our deposit customers accept electronic bank statements.
     The lower telecommunication costs for the three and six months ended June 30, 2008 primarily resulted from switching to a new vendor on more favorable terms.
     Management is continuing to explore opportunities to reduce operating expenses and increase future operating efficiencies. During the three months ended June 30, 2008, BankAtlantic terminated a lease in order to consolidate its back office facilities, reduced its work force by 6% and completed the sale of five Central Florida stores. The above expense reduction initiatives resulted in restructuring charges, impairments and exit activities for the 2008 quarter of $1.5 million associated with lease termination fixed asset impairments, $2.1 million of employee termination benefits and a $0.5 million loss on the sale of five Central Florida stores. In addition to the above charges, BankAtlantic incurred $1.9 million of impairments associated with real estate held for sale that was originally acquired for store expansion.
     Restructuring charges, impairments and exit activities during the three months ended June 30, 2007 reflects $1.1 million of impairments on a real estate development. Included in restructuring charges during the six months ended June 30, 2007 was $2.6 million of severance costs associated with the March 2007 workforce reduction.
     The increase in other expenses during the three months ended June 30, 2008 compared to the same 2007 period primarily resulted from a $0.8 million increase in the provision for tax certificates losses reflecting higher balances after the acquisition of $224 million of Florida tax certificates in June 2008 and $0.9 million of higher FDIC deposit insurance premiums. During the first quarter of 2008, the credit held by BankAtlantic against its deposit premium assessments relating back to the early 1990’s was exhausted and BankAtlantic began paying the full deposit premium during the second quarter of 2008. Other expenses during the three and six months ended June 30, 2008 compared to the same 2007 periods reflects a decline in overall operating expenses associated with the origination of consumer home equity loans and lower deposit volume.
Parent Company Results of Operations

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2008	2007	Change	2008	2007	Change
Net interest expense	$(4,324)	(4,861)	537	(9,696)	(9,785)	89
Provision for loan losses	(9,446)	—	(9,446)	(9,446)	—	(9,446)
Non-interest income	7,414	9,014	(1,600)	2,766	10,908	(8,142)
Non-interest expense	(1,666)	(1,869)	203	(3,341)	(2,781)	(560)

(Loss) income before income taxes	(8,022)	2,284	(10,306)	(19,717)	(1,658)	(18,059)
(Benefit) provision for income taxes	(2,718)	961	(3,679)	(6,830)	(138)	(6,692)

Parent Company (loss) income	$(5,304)	1,323	(6,627)	(12,887)	(1,520)	(11,367)

BankAtlantic Bancorp, Inc. and Subsidiaries
     Net interest expense decreased during the 2008 quarter compared to the same 2007 period as a result of lower average interest rates in 2008 partially offset by higher average balances. Average rates on junior subordinated debentures decreased from 8.33% during the three months ended June 30, 2007 to 6.55% during the same 2008 period as a result of lower short-term interest rates during the current quarter compared to the 2007 quarter. The Company’s junior subordinated debentures average balances were $294.2 million during the three months ended June 30, 2008 compared to $263.3 million during the same 2007 period. The higher average balances reflect the issuance of $30.9 million of debentures during the latter half of 2007. Also during the 2008 quarter, the Company recognized $0.1 million of interest income associated with a $2.4 million loan transferred to accruing status.
     Net interest expense was slightly lower during the 2008 six month period compared to the same 2007 period. Average rates on junior subordinated debentures decreased from 8.33% during the six months ended June 30, 2007 to 7.24% during the same 2008 period and average balances on junior subordinated debentures increased from $263.7 million during the six months ended June 30, 2007 to $294.2 during the same 2008 period.
     The decrease in non-interest income was a result of securities activities. During the three and six months ended June 30, 2008, the Company realized a $3.7 million gain and $1.0 million loss on the sale of Stifel common stock and recognized $4.5 million and $2.6 million of unrealized gains, respectively, from the change in value of Stifel warrants. Stifel warrants are accounted for as derivatives with unrealized gains or losses resulting from changes in the fair value of the warrants recorded in securities activities, net. During the 2008 quarters, the Company also recognized a $1.1 million other than temporary impairment on a private equity investment and during the six months ended June 30, 2008 realized $1.3 million of gains from the sale of private investment securities. The approximately $156.8 million of net proceeds from these securities sales were primarily utilized to fund the $101.5 million transfer of non-performing loans from BankAtlantic to a subsidiary of the Parent Company in March 2008 and to fund a contribution of $55 million of capital to BankAtlantic.
     Non-interest income for the three and six months ended June 30, 2007 was a result of unrealized gains of $6.1 million and $4.6 million, respectively, associated with the change in value of Stifel warrants. Also included in non-interest income during the three and six months ended June 30, 2007 was $2.5 million and $5.0 million, respectively, of gains on securities activities in managed fund investments. The managed funds were liquidated during the first quarter of 2008 for a $0.1 million gain.
     The decrease in non-interest expense for the three months ended June 30, 2008 compared to the same 2007 period primarily resulted from higher incentive compensation in 2007 compared to 2008. These decreased expenses were partially offset by BankAtlantic loan servicing fees of $43,000 related to the loans held by the asset workout subsidiary. The increase in non-interest expenses for the six months ended June 30, 2008 compared to the same 2007 period reflects increased legal fees associated with a securities class-action lawsuit filed against the Company.
     To provide greater flexibility in holding and managing non-performing loans and to improve BankAtlantic’s financial condition, the Parent Company formed a new asset workout subsidiary which acquired non-performing commercial and commercial residential real estate loans from BankAtlantic for $94.8 million in cash on March 31, 2008. BankAtlantic transferred $101.5 million of non-performing loans to the Parent Company’s subsidiary at the loan’s carrying value inclusive of $6.4 million in specific allowances for loan losses and $0.3 million of escrow balances. A subsidiary of the Parent Company has entered into a servicing arrangement with BankAtlantic with respect to these loans; however, consideration is being given to alternatives which may include a possible joint venture or sale of its interests in the subsidiary in the future. There is no assurance that any such transactions will occur.
     The composition of non-performing loans acquired from BankAtlantic as of March 31, 2008 was as follows:

(in thousands)	Amount
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$32,039
Land acquisition and development	19,809
Land acquisition, development and construction	34,915

Total commercial residential real estate	86,763

Commercial non-residential real estate	14,731

Total non-accrual loans	101,494
Allowance for loan losses — specific reserves	6,440

Non-accrual loans, net	$95,054

BankAtlantic Bancorp, Inc. and Subsidiaries
     The composition of the transferred non-performing loans as of June 30, 2008 was as follows:

June 30,
(in thousands)	2008
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$29,019
Land acquisition and development	19,458
Land acquisition, development and Construction	29,505

Total commercial residential real estate	77,982

Commercial non-residential real estate	12,430

Total non-accrual loans	90,412
Allowance for loan losses — specific reserves	7,702

Non-accrual loans, net	$82,710

     The provision for loan losses during the three and six months ended June 30, 2008 resulted from $8.2 million of charge-offs on non-performing loans and higher specific reserves of $1.3 million. These additional impairments were associated with nonperforming commercial residential real estate loans, and were due to updated loan collateral fair value estimates reflecting the continued deterioration in the Florida residential real estate markets. As previously stated, if market conditions do not improve in the Florida real estate markets, additional provisions for loan losses and charge-offs may be required in subsequent periods.
     Additionally, during the three months ended June 30, 2008, a $2.4 million loan held by the asset work-out subsidiary was changed to an accruing status and the Company received $1.1 million of loan repayments.
BankAtlantic Bancorp Consolidated Financial Condition
     Total assets at June 30, 2008 were $6.5 billion compared to $6.4 billion at December 31, 2007. The significant changes in components of total assets from December 31, 2007 to June 30, 2008 are summarized below:
•	Increase in cash and cash equivalents was primarily due to $144 million of higher federal funds sold and $29 million cash letter balances associated with daily cash management activities;

•	Decrease in securities available for sale reflecting the sale of Stifel common stock and the liquidation of managed fund equity investments held by the Parent Company;

•	Decrease in investment securities at cost resulting from the sale of Stifel common stock and certain private equity investments;

•	Increase in tax certificate balances primarily due to the acquisition of $225 million of tax certificates in Florida during the 2008 second quarter;

•	Higher investment in FHLB stock related to increases in FHLB borrowings;

•	Decrease in loan receivable balances associated with lower purchased residential loan balances, significant charge-offs of commercial loans partially offset by higher home equity loan balances;

•	Lower real estate held for development and sale balances associated with the sale of inventory of homes at a real estate development.

•	Decrease in assets held for sale due to property sales and $1.4 million of impairments recognized during the 2008 second quarter.

•	Decrease in office properties and equipment due to the completion of the sale of the Central Florida stores to an unrelated financial institution during the 2008 second quarter; and

•	Increase in deferred tax assets primarily resulting from the operating losses during the six months ended June 30, 2008 and lower securities available for sale unrealized gains.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company’s total liabilities at June 30, 2008 were $6.1 billion compared to $5.9 billion at December 31, 2007. The significant changes in components of total liabilities from December 31, 2007 to June 30, 2008 are summarized below:
•	Higher non-interest-bearing deposit balances primarily due to an increase in accounts and higher average customer balances in checking accounts;

•	Lower interest-bearing deposit balances primarily associated with lower high yield savings and certificate account balances primarily due to the competitive environment in our markets;

•	Increase in FHLB borrowings in order to maintain higher cash balances associated with daily cash management activities and; and

•	Decrease in other liabilities primarily resulting from $18.9 million of securities purchased in December 2007 pending settlement in January 2008.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     During the six months ended June 30, 2008, the Parent Company sold its holdings of Stifel common stock, liquidated its managed fund equity securities and sold private investment securities for aggregate net proceeds of $156.8 million. The Parent Company transferred $94.8 million of the cash proceeds from the sale of its securities to BankAtlantic in exchange for the transfer by BankAtlantic of non-performing commercial loans to a wholly-owned subsidiary of the Parent Company. The Company may consider, among other alternatives, selling interests in the subsidiary to investors in the future. The Parent Company also used a portion of the proceeds from its securities sales to contribute $55 million to BankAtlantic which had the result of improving BankAtlantic’s capital base. At June 30, 2008, BankAtlantic’s capital ratios exceeded all regulatory “well capitalized” requirements.
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
      On July 29, 2008, BankAtlantic Bancorp announced that it intented to pursue a rights offering to its shareholders of 50 million shares of its Class A Common Stock. As we noted at the time of the announcement, BankAtlantic’s internal capital projections indicate continued well capitalized ratios without raising additional captial even if necessary to absorb additional charge-offs. We also announced that we were considering effecting a one-for-five reverse stock split.
      On August 11, 2008, it was decided to defer the decision as to whether to proceed with an offering until after the reverse stock split is effected. In connection with our decision as to whether to pursue an offering, we will again review our capital forecasts and market conditions. An announcement will be made regarding the terms, updated rights offering price and record date if a determination is made to move forward with the offering. We anticipate that the contemplated reverse stock split will be effected during the third quarter.
     Even if we raise capital in the near term, we may need to incur additional debt or equity financing in the future for operations, to maintain our capital position, and for growth or investment or strategic acquisitions. There is no assurance that any such financing will be available to us on favorable terms or at all.
     The Company’s principal source of liquidity is dividends from BankAtlantic. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay dividends to shareholders, purchase non-performing assets from BankAtlantic, pay debt service, repay borrowings, purchase equity securities, repurchase Class A common stock and fund operations. The Company’s annual debt service associated with its junior subordinated debentures is approximately $18.4 million. The Company has the right, at any time, to defer payments of interest on the junior subordinated debentures for a period not to exceed 20 consecutive quarters. The Company’s estimated current annual dividends to common shareholders are approximately $1.1 million. During the six months ended June 30, 2008, the Company received $10.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon the results of operations, financial condition and cash requirements of the Company, and the ability of BankAtlantic to pay dividends to the Company. The ability of BankAtlantic to pay dividends or make other distributions to the Company is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic had an accumulated deficit for 2006 and 2007, BankAtlantic is required to obtain OTS approval prior to the payment of dividends to the Company. While the OTS has approved dividends to date, the OTS would likely not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice; there is no assurance that the OTS will approve future capital distributions from BankAtlantic.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company has the following cash and investments that provide a source for potential liquidity based on values at June 30, 2008; however, there is no assurance that these investments will maintain such value or that we would receive proceeds equal to estimated fair value upon the liquidation of these investments (see Note 2 to the “Notes to Consolidated Financial Statements - Unaudited” for a discussion of fair value measurements).

	As of June 30, 2008
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value
Cash and cash equivalents	$17,261	—	—	17,261
Stifel warrants	13,256	—	—	13,256
Equity securities	5,000	—	1,628	3,372
Private investment securities	2,036	—	—	2,036

Total	$37,553	—	1,628	35,925

     The above table includes warrants to acquire approximately 722,586 shares of Stifel common stock at $24.00 per share. At June 30, 2008, Stifel common stock was trading at $34.39 per share.
     The $92.8 million of loans held by a wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans, sales of interests in the subsidiary or other alternatives.
     The sale of Ryan Beck to Stifel closed on February 28, 2007 and the sales agreement provides for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the closing up to a maximum of $40,000,000 and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25,000,000 during each of the two twelve-month periods immediately following the closing. The Company received $1.7 million in earn-out payments paid in 55,016 shares of Stifel common stock for the first year of the investment banking contingent earn-out. The remaining potential contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the exchange of Ryan Beck common stock. There is no assurance that we will receive any additional earn-out payments.
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
     BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Sources of credit in the capital markets have tightened, demand for mortgage loans in the secondary market has decreased, securities and debt ratings have been downgraded and a number of institutions have defaulted on their debt. These market disruptions have made it more difficult for financial institutions to obtain borrowings. In addition, in April 2008, the FHLB of Atlanta notified its member financial institutions that it will increase the discount it applies to residential first mortgage collateral, thereby decreasing the total amount that BankAtlantic and others may borrow from the FHLB. We cannot predict with any degree of certainty how long these market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions, including charge-offs of loans, impairments of securities, debt-rating downgrades and defaults may continue and may adversely impact liquidity. There is no assurance that further deterioration in the financial markets will not result in additional market-wide liquidity problems, and affect our liquidity position.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.7 billion as of June 30, 2008. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic has established lines of credit for up to $65 million with other banks to purchase federal funds of which $25 million was outstanding as of June 30, 2008. BankAtlantic has also established a $7.7 million line of credit with the Federal Reserve Bank of Atlanta. BankAtlantic is also a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at June 30, 2008 BankAtlantic had $50.0 million of short-term borrowings outstanding under this program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity. At June 30, 2008, BankAtlantic had $43.4 million of brokered deposits.
     BankAtlantic’s commitments to originate and purchase loans at June 30, 2008 were $84.4 million and $6.6 million, respectively, compared to $333 million and $123 million, respectively, at June 30, 2007. At June 30, 2008, total loan commitments represented approximately 2.09% of net loans receivable.
     At June 30, 2008, BankAtlantic had investments and mortgage-backed securities of approximately $57.2 million pledged to secure securities sold under agreements to repurchase, $152.3 million pledged to secure public deposits and $51.2 million pledged to secure treasury tax and loan accounts.
     At June 30, 2008, BankAtlantic exceeded all applicable liquidity and “well capitalized” regulatory capital requirements.
     At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At June 30, 2008:
Total risk-based capital	$501,391	11.77%	8.00%	10.00%
Tier 1 risk-based capital	425,677	9.99	4.00	6.00
Tangible capital	425,677	6.82	1.50	1.50
Core capital	425,677	6.82	4.00	5.00

At December 31, 2007:
Total risk-based capital	495,668	11.63	8.00	10.00
Tier 1 risk-based capital	420,063	9.85	4.00	6.00
Tangible capital	420,063	6.94	1.50	1.50
Core capital	420,063	6.94	4.00	5.00
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2007.
Off Balance Sheet Arrangements — Contractual Obligations as of June 30, 2008 (in thousands):

	Payments Due by Period (1)
		Less than			After 5
Contractual Obligations (2)	Total	1 year	1-3 years	4-5 years	years
Time deposits	$955,921	854,602	67,560	33,759	—
Long-term debt	320,482	—	—	22,000	298,482
Advances from FHLB (1)	1,657,036	1,005,036	652,000	—	—
Operating lease obligations held for sublease	44,571	2,121	5,462	3,548	33,440
Operating lease obligations held for use	75,513	8,785	20,132	8,191	38,405
Pension obligation	15,041	983	2,588	2,873	8,597
Other obligations	22,500	4,000	7,300	6,400	4,800

Total contractual cash obligations	$3,091,064	1,875,527	755,042	76,771	383,724

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities

BankAtlantic Bancorp, Inc. and Subsidiaries

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     The discussion contained in BankAtlantic’s Annual Report on Form 10-K for the year ended December 31, 2007, under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about the Company’s primary market risks which are interest rate and equity pricing risks.
     The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the six months ended June 30, 2008. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the three months and six months ended June 30, 2008, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income.”

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of June 30, 2008 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     The Company held its Annual Meeting of Shareholders on May 20, 2008. At the meeting the holders of the Company’s Class A and Class B common stock voting together as a single class elected three Directors to a three year term and approved an amendment to the Company’s Restated Articles of Incorporation increasing the number of authorized shares of Class A Common Stock from 80,000,000 to 150,000,000.
     The shareholders elected the Directors by the following votes:

Director	For	Withheld
D. Keith Cobb	71,160,757	1,115,387
Bruno L. DiGiulian	71,215,597	1,060,547
Alan B. Levan	71,205,117	1,071,027
The amendment to the Company’s Restated Articles of Incorporation was approved by the following votes:
Class A Common Shareholders and Class B Common Shareholders voting together as one class

Votes	Votes	Votes
For	Against	Abstaining
69,451,762	2,802,240	22,141
Class B Common Shareholders voting separately

Votes	Votes	Votes
For	Against	Abstaining
45,542,998	—	—

BankAtlantic Bancorp, Inc. and Subsidiaries

Item 6.	Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BANKATLANTIC BANCORP, INC.

August 11, 2008	By:	/s/ Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/ Chairman of the Board

August 11, 2008	By:	/s/ Valerie C. Toalson
Date		Valerie C. Toalson
Executive Vice President, Chief Financial Officer