Form 10-Q
period 2008-09-30
BANKATLANTIC BANCORP INC
filed 2008-11-10
CIK 921768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission files number 34-027228
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Small reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES     ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	October 31, 2008
Class A Common Stock, par value $0.01 per share	10,283,906
Class B Common Stock, par value $0.01 per share	975,225

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

	September 30,	December 31,
(In thousands, except share data)	2008	2007

ASSETS
Cash and cash equivalents	$236,940	124,574
Securities available for sale and other financial instruments (at fair value)	734,971	936,024
Investment securities at cost or amortized cost (approximate fair value: $2,812 and $44,688)	2,036	39,617
Tax certificates net of allowance of $5,515 and $3,289	294,029	188,401
Federal Home Loan Bank stock, at cost which approximates fair value	77,152	74,003
Residential loans held for sale at lower of cost or fair value	4,264	4,087
Loans receivable, net of allowance for loan losses of $114,137 and $94,020	4,400,834	4,520,101
Accrued interest receivable	44,564	46,271
Real estate held for development and sale	11,092	20,037
Land and facilities held for sale	10,924	13,704
Real estate owned	20,054	17,216
Office properties and equipment, net	219,008	243,863
Deferred tax asset, net	70,192	32,064
Goodwill and other intangibles	74,864	75,886
Other assets	26,960	42,969

Total assets	$6,227,884	6,378,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Interest bearing deposits	$3,101,053	3,129,194
Non-interest bearing deposits	767,179	824,211

Total deposits	3,868,232	3,953,405

Advances from FHLB	1,468,032	1,397,044
Short term borrowings	96,350	167,240
Subordinated debentures and mortgage-backed bonds	26,098	26,654
Junior subordinated debentures	294,195	294,195
Other liabilities	74,744	80,958

Total liabilities	5,827,651	5,919,496

Commitments and contingencies (See Note 12)
Stockholders’ equity:
Class A common stock, issued and outstanding 10,254,570 and 10,239,235 shares	103	103
Class B common stock, issued and outstanding 975,225 and 975,225 shares	10	10
Additional paid-in capital	219,242	217,140
Retained earnings	186,436	236,150

Total stockholders’ equity before accumulated other comprehensive income	405,791	453,403
Accumulated other comprehensive (loss) income	(5,558)	5,918

Total stockholders’ equity	400,233	459,321

Total liabilities and stockholders’ equity	$6,227,884	6,378,817

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except share and per share data)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$60,843	80,082	190,562	239,583
Interest and dividends on taxable securities	11,448	6,387	35,443	18,828
Interest on tax certificates	8,893	4,589	17,384	12,366
Interest on tax exempt securities	—	3,838	14	11,434

Total interest income	81,184	94,896	243,403	282,211

Interest expense:
Interest on deposits	15,552	22,558	48,653	63,033
Interest on advances from FHLB	13,401	18,987	40,780	55,813
Interest on short term borrowings	330	2,940	2,334	7,505
Interest on debentures and bonds payable	5,484	6,652	16,987	18,902

Total interest expense	34,767	51,137	108,754	145,253

Net interest income	46,417	43,759	134,649	136,958
Provision for loan losses	31,214	48,949	121,349	61,327

Net interest income (loss) after provision for loan losses	15,203	(5,190)	13,300	75,631

Non-interest income:
Service charges on deposits	23,924	25,894	72,404	76,297
Other service charges and fees	7,309	7,222	21,863	21,779
Securities activities, net	1,132	1,207	5,359	11,575
Other	2,831	2,299	10,085	9,207

Total non-interest income	35,196	36,622	109,711	118,858

Non-interest expense:
Employee compensation and benefits	31,679	34,258	100,015	113,256
Occupancy and equipment	15,996	16,954	48,554	48,825
Advertising and business promotion	3,430	4,276	11,987	14,343
Check losses	2,094	3,341	6,913	7,929
Professional fees	3,160	2,542	8,139	5,623
Supplies and postage	1,080	1,159	3,368	4,644
Telecommunication	753	1,286	3,586	4,223
Provision for tax certificates	2,839	75	3,646	225
Impairment, restructuring and exit activities	522	11,005	6,409	14,680
Other	7,097	6,783	19,805	20,601

Total non-interest expense	68,650	81,679	212,422	234,349

Loss from continuing operations before income taxes	(18,251)	(50,247)	(89,411)	(39,860)
Benefit for income taxes	(7,269)	(20,637)	(34,502)	(19,774)

Loss from continuing operations	(10,982)	(29,610)	(54,909)	(20,086)
Discontinued operations (less applicable income tax provision (benefit) of $2,649, $0, $3,252 and ($4,124))	4,919	—	6,040	7,812

Net loss	$(6,063)	(29,610)	(48,869)	(12,274)

Basic loss per share
Continuing operations	$(0.98)	(2.61)	(4.89)	(1.71)
Discontinued operations	0.44	—	0.54	0.67

Basic loss per share	$(0.54)	(2.61)	(4.35)	(1.04)

Diluted loss per share
Continuing operations	$(0.98)	(2.61)	(4.89)	(1.71)
Discontinued operations	0.44	—	0.54	0.67

Diluted loss per share	$(0.54)	(2.61)	(4.35)	(1.04)

Basic weighted average number of common shares outstanding	11,228,081	11,366,465	11,223,628	11,774,340

Diluted weighted average number of common and common equivalent shares outstanding	11,228,081	11,366,465	11,223,628	11,774,340

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2007 and 2008-Unaudited

					Accumul-
					ated
	Compre-		Addi-		Other
	hensive		tional		Compre-
	Income	Common	Paid-in	Retained	hensive
(In thousands)	(Loss)	Stock	Capital	Earnings	Income	Total

BALANCE, DECEMBER 31, 2006		$122	260,949	265,089	(1,178)	524,982
Net loss	(12,274)	—	—	(12,274)	—	(12,274)

Other comprehensive income (loss), net of tax:
Unrealized gains on securities available for sale (less income tax expense of $7,781)	14,253
Reclassification adjustment for net gain included in net income (less income tax expense of $1,981)	(3,628)

Other comprehensive income	10,625	—	—	—	10,625	10,625

Comprehensive loss	$(1,649)

Dividends on Class A common stock		—	—	(6,558)	—	(6,558)
Dividends on Class B common stock		—	—	(600)	—	(600)
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48		—	—	700	—	700
Issuance of Class A common stock upon exercise of stock options		—	2,369	—	—	2,369
Tax effect relating to share-based compensation		—	1,264	—	—	1,264
Purchase and retirement of Class A common stock		(11)	(53,758)	—	—	(53,769)
Share based compensation expense		—	5,150	—	—	5,150

BALANCE, SEPTEMBER 30, 2007	$	111	215,974	246,357	9,447	471,889

BALANCE, DECEMBER 31, 2007	$	113	217,140	236,150	5,918	459,321
Net loss	(48,869)	—	—	(48,869)	—	(48,869)

Other comprehensive loss, net of tax:
Unrealized losses on securities available for sale (less income tax benefit of $5,358)	(9,663)
Reclassification adjustment for net gains included in net loss (less income tax expense of $1,005)	(1,813)

Other comprehensive loss	(11,476)	—	—	—	(11,476)	(11,476)

Comprehensive loss	$(60,345)

Dividends on Class A common stock		—	—	(771)	—	(771)
Dividends on Class B common stock		—	—	(74)	—	(74)
Issuance of Class A common stock upon exercise of stock options		—	103	—	—	103
Tax effect relating to share-based compensation		—	(42)	—	—	(42)
Share based compensation expense		—	2,041	—	—	2,041

BALANCE, SEPTEMBER 30, 2008	$	113	219,242	186,436	(5,558)	400,233

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Nine Months
	Ended September 30,
(In thousands)	2008	2007
Net cash provided by operating activities	$63,098	30,781

Investing activities:
Proceeds from redemption and maturities of investment securities	14,365	3,978
Proceeds from redemption and maturities of tax certificates	252,946	157,354
Purchase of investment securities	—	(11,928)
Purchase of tax certificates	(363,013)	(166,934)
Purchase of securities available for sale	(254,263)	(238,549)
Proceeds from sales and maturities of securities available for sale	477,239	241,228
Purchases of FHLB stock	(45,810)	(10,575)
Redemption of FHLB stock	42,661	15,889
Investments in unconsolidated subsidiaries	—	(5,296)
Distributions from unconsolidated subsidiaries	2,165	7,889
Net increase in loans	(16,552)	(54,802)
Proceeds from the sale of loans receivable	10,100	—
Improvements to real estate owned	(19)	(1,963)
Proceeds from sales of real estate owned	2,533	1,241
Net additions to office properties and equipment	(6,652)	(48,323)
Net cash outflows from the sale of Central Florida stores	(4,491)	—
Net proceeds from the sale of Ryan Beck Holdings, Inc.	—	2,628

Net cash provided by (used in) investing activities	111,209	(108,163)

Financing activities:
Net (decrease) increase in deposits	(60,696)	100,941
Net proceeds (repayments) of FHLB advances	71,000	(100,000)
Decrease in securities sold under agreements to repurchase	(11,915)	(37,095)
(Decrease) increase in federal funds purchased	(58,975)	142,974
Repayment of notes and bonds payable	(613)	(798)
Excess tax benefits from share-based compensation	—	1,264
Proceeds from issuance of junior subordinated debentures	—	30,929
Proceeds from issuance of Class A common stock	103	2,369
Purchase and retirement of Class A common stock	—	(53,769)
Common stock dividends	(845)	(7,158)

Net cash (used in) provided by financing activities	(61,941)	79,657

Increase in cash and cash equivalents	112,366	2,275
Cash and cash equivalents in discontinued operations assets held for sale at beginning of period	—	3,285
Cash and cash equivalents in discontinued operations assets held for sale at disposal date	—	(6,294)
Cash and cash equivalents at the beginning of period	124,574	138,904

Cash and cash equivalents at end of period	$236,940	138,170

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Nine Months
	Ended September 30,
(In thousands)	2008	2007
Supplementary disclosure of non-cash investing and financing activities:
Loans transferred to REO	$6,066	114
Tax certificates transferred to REO	793	1,503
Change in accumulated other comprehensive (loss) income	(11,476)	10,625
Change in deferred taxes on other comprehensive income	(6,363)	5,800
Securities purchased pending settlement	—	(23,896)
Transfers of office properties and equipment to real estate held for development and sale	—	1,239
Stifel common stock received pursuant to Stifel merger agreement	11,309	—
See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
1. Presentation of Interim Financial Statements
     BankAtlantic Bancorp, Inc. (the “Company”) is a unitary savings bank holding company organized under the laws of the State of Florida. The Company’s principal asset is its investment in BankAtlantic and its subsidiaries. The Company has two reportable segments, BankAtlantic and the Parent Company. On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. As a consequence, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Consolidated Statement of Operations for the nine months ended September 30, 2007. Also, Ryan Beck’s financial information is included in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income and the Consolidated Statement of Cash Flows for the nine months ended September 30, 2007.
     BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of over 100 branches or “stores” located in Florida.
     All significant inter-company balances and transactions have been eliminated in consolidation.
     In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair presentation of the Company’s consolidated financial condition at September 30, 2008 and December 31, 2007, the consolidated results of operations for the three and nine months ended September 30, 2008 and 2007, and the consolidated stockholders’ equity and comprehensive income and cash flows for the nine months ended September 30, 2008 and 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2008. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
     On September 26, 2008, the Company completed a one-for-five reverse stock split. Where appropriate, amounts throughout this document have been adjusted to reflect this reverse stock split.
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
     Statement of Financial Accounting Standard No. 159 allows the Company an irrevocable option for measurement of financial assets or liabilities at fair value on a contract-by-contract basis. The Company did not elect the fair value option for any of its financial assets or liabilities as of the date of adoption (January 1, 2008) or for the nine months ended September 30, 2008.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
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
     The following table presents major categories of the Company’s assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at September 30, 2008 Using
		Quoted prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$557,188	—	557,188	—
REMICS	173,045	—	173,045	—
Bonds	282	—	—	282
Equity securities	4,456	764	—	3,692

Total	$734,971	764	730,233	3,974

     There were no recurring liabilities measured at fair value in the Company’s financial statements.
     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2008 (in thousands):

		Stifel	Equity
	Bonds	Warrants	Securities	Total
Beginning Balance	$482	13,257	3,372	17,111
Total gains and losses (realized/unrealized)
Included in earnings (or changes in net assets)	—	1,108	—	1,108
Included in other comprehensive Income		—	320	320
Purchases, issuances, and settlements	(200)	(14,365)	—	(14,565)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$282	—	3,692	3,974

     The $1.1 million of gains included in earnings for the three months ended September 30, 2008 represents realized gains on the sale of Stifel warrants.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008 (in thousands):

		Stifel	Equity
	Bonds	Warrants	Securities	Total
Beginning Balance	$681	10,661	5,133	16,475
Total gains and losses (realized/unrealized)
Included in earnings (or changes in net assets)	—	3,704	—	3,704
Included in other comprehensive Income	1	—	(1,441)	(1,440)
Purchases, issuances, and settlements	(400)	(14,365)	—	(14,765)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$282	—	3,692	3,974

     The $3.7 million of gains included in earnings for the nine months ended September 30, 2008 represents realized gains relating to the sale of Stifel warrants.
     The valuation techniques and the inputs used in our financial statements to measure the fair value of our recurring financial instruments are described below.
     Mortgage-backed Securities and REMIC’s
      We use independent pricing sources and matrix pricing to measure the fair value of our mortgage-backed and real estate mortgage conduit securities, and use a market approach valuation technique and Level 2 valuation inputs as quoted market prices are not available for the specific securities we own. The independent pricing sources value these securities using observable market inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in the secondary institutional market which is our principal market. To validate fair values obtained from the pricing sources, the Company reviews fair value estimates obtained from brokers, investment advisors and others to determine the reasonableness of the fair values obtained from independent pricing sources. The Company reviews any price that it determines may not be reasonable and requires the pricing sources to explain the differences in fair value or reevaluate its fair value.
     Bonds and Equity Securities
     We generally use a market approach and quoted market prices (Level 1) or matrix pricing (Level 2 or Level 3) with inputs obtained from independent pricing sources to value bonds and equity securities, if available. We also obtain non-binding broker quotes to validate fair values obtained from matrix pricing. However, for certain equity and debt securities in which observable market inputs cannot be obtained, we value these securities either using the income approach and pricing models that we developed or based on observable market data that we have adjusted based on our judgment of the factors a market participant would use to value the securities (Level 3).

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2008 (in thousands):

	Fair Value Measurements at September 30, 2008 using
		Quoted prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	September 30,	Assets	Inputs	Inputs	Total
	2008	(Level 1)	(Level 2)	(Level 3)	Impairments
Description
Loans measured for impairment using the fair value of the collateral	$120,945	—	—	120,945	78,609
Private equity investment	536			536	1,148

Total	$121,481	—	—	121,481	79,757

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
     Private Equity Investment
     Private investment securities represent investments in limited partnerships that invest in equity securities based on proprietary investment strategies. The underlying equity investments in these limited partnerships are generally publicly traded equity securities and the fair values of these securities are obtained from the general partner. As the fair values of the underlying securities in the limited partnership were obtained from the general partner and the inputs used are proprietary to the limited partnership and not known to the Company, the fair value assigned to these investments is considered level 3.
3. Discontinued Operations
     On February 28, 2007, the Company sold Ryan Beck to Stifel. The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the Ryan Beck sale up to a maximum of $40.0 million and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25.0 million during each of the two twelve-month periods immediately following the Ryan Beck sale. Ryan Beck’s investment banking revenues exceeded $25 million during the first twelve months subsequent to the sale and the Company received additional consideration of 55,016 shares of Stifel common stock valued at $1.7 million. During the third quarter of 2008, the Company earned additional consideration of $7.6 million as private client revenues exceeded the defined amounts. The additional consideration was pursuant to the parties’ agreement to be payable by April 15, 2009 in cash or Stifel stock. During the third quarter of 2008, the Company and Stifel entered into an amendment to the merger agreement whereby Stifel agreed to prepay $10.0 million of the Ryan Beck private client group earn-out payment for a discounted payment of $9.6 million. The Company received 233,500 shares of Stifel common stock in consideration for the $9.6 million advance earn-out payment and the shares were sold during the 2008 third quarter for net proceeds of $9.6 million. The remaining potential contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the sale of Ryan Beck and included in the Company’s Consolidated Statements of Operations as discontinued operations. There is no assurance that we will receive any additional earn-out payments.

BankAtlantic Bancorp, Inc. and Subsidiaries
4. Impairments, Restructuring Charges and Exit Activities
     The following provides the change in liabilities associated with restructuring charges, impairments and exit activities for the nine months ended September 30, 2007 and 2008 (in thousands):

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability
Balance at January 1, 2007	$—	—	—
Expense incurred	2,317	—	2,317
Amount paid	(1,923)	—	(1,923)

Balance at September 30, 2007	$394	—	394

Balance at January 1, 2008	$102	990	1,092
Expense incurred	2,191	361	2,552
Amounts paid or amortized	(1,697)	(379)	(2,076)

Balance at September 30, 2008	$596	972	1,568

     In March 2007, the Company reduced its workforce by approximately 225 associates, or 8%, in an effort to improve efficiencies. Included in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2007 were $2.6 million of costs associated with one-time termination benefits. These benefits include $0.3 million of share-based compensation expense.
     In April 2008, the Company further reduced its workforce by approximately 124 associates, or 6%. The Company incurred $2.1 million of employee termination costs which were included in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2008.
     In December 2007, a decision was made to sell certain properties that BankAtlantic had acquired for its future store expansion program and to terminate or sublease certain operating leases. As a consequence, the Company recorded $1.0 million of contract liabilities associated with executed operating leases. During the nine months ended September 30, 2008, the Company incurred $0.4 million of contract liabilities in connection with the termination of back-office operating leases and the assignment of operating leases associated with the sale of stores in Central Florida.
     Included in the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 were the following restructuring charges, impairment and exit activities (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Impairment of real estate owned	$1,002	7,233	1,052	7,299
Impairment of real estate held for sale	—	3,655	383	4,711
Asset impairment	435	117	3,500	117
Employee termination costs	97	—	2,178	2,553
Lease termination net gains	(1,024)	—	(971)	—
Loss on branch sale	12	—	267	—

Total impairment, restructuring and exit activities	$522	11,005	6,409	14,680

BankAtlantic Bancorp, Inc. and Subsidiaries
     In June 2008, BankAtlantic sold five stores in Central Florida to an unrelated financial institution. The following table summarizes the assets sold, liabilities transferred and cash outflows associated with the stores sold (in thousands):

Amount
Assets sold:
Loans	$6,470
Property and equipment	13,373

Total assets sold	19,843

Liabilities transferred:
Deposits	(24,477)
Other liabilities	(346)

Total liabilities transferred	(24,823)
Deposit premium	654
Transaction costs	(165)

Net cash outflows from sales of stores	$(4,491)

     Included in impairment, restructuring and exit activities in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2008 was a $0.5 million loss from the sale of the five Central Florida stores.
5. Securities Activities, Net
     Securities activities, net consisted of the following (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Gain (loss) on sale of Stifel common stock	$22	—	(933)	—
Gain from sales of managed investment funds	—	2,098	130	7,064
Gain (loss) on sale of agency securities	1	(860)	1,282	(508)
(Loss) on sale of municipal securities	—	(930)	—	(930)
Gain from the sale of equity securities	—	2,403	1,018	2,403
Gain from the sale of private equity securities	—	—	157	481
Realized gain (loss) on Stifel warrants	1,109	(1,504)	3,705	3,065

Securities activities, net	$1,132	1,207	5,359	11,575

BankAtlantic Bancorp, Inc. and Subsidiaries
6. Loans Receivable
     The loan portfolio consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Real estate loans:
Residential	$1,979,380	2,155,752
Builder land loans	85,110	149,564
Land acquisition and development	197,533	202,177
Land acquisition, development and construction	106,899	151,321
Construction and development	265,364	265,163
Commercial	673,830	530,566
Consumer — home equity	710,834	676,262
Small business	215,304	211,797
Other loans:
Commercial business	148,210	131,044
Small business — non-mortgage	104,524	105,867
Consumer loans	14,883	15,667
Deposit overdrafts	10,274	15,005

Total gross loans	4,512,145	4,610,185

Adjustments:
Premiums, discounts and net deferred fees	2,826	3,936
Allowance for loan losses	(114,137)	(94,020)

Loans receivable — net	$4,400,834	4,520,101

Loans held for sale	$4,264	4,087

     Allowance for Loan Losses (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Balance, beginning of period	$106,126	54,754	94,020	43,602
Loans charged-off	(23,487)	(11,717)	(102,135)	(14,641)
Recoveries of loans previously charged-off	284	372	903	2,070

Net (charge-offs)	(23,203)	(11,345)	(101,232)	(12,571)
Provision for loan losses	31,214	48,949	121,349	61,327

Balance, end of period	$114,137	92,358	114,137	92,358

     The following summarizes impaired loans (in thousands):

	September 30, 2008		December 31, 2007
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$65,980	19,308	113,955	17,809
Impaired loans without specific valuation allowances	114,773	—	67,124	—

Total	$180,753	19,308	181,079	17,809

BankAtlantic Bancorp, Inc. and Subsidiaries
     During the nine months ended September 30, 2008, we concluded that a portion of the outstanding balance of $107.8 million of non-accrual commercial residential real estate loans without specific reserves was considered uncollectible and we wrote down these loans by $52.1 million. These loans had $13.3 million of specific allowances at December 31, 2007.
7. Land and Facilities Held For Sale
     Land and facilities held for sale consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Land and facilities held for sale	$10,924	13,704

     In December 2007, BankAtlantic decided to sell land that it had acquired for its store expansion program. As a consequence, land acquired for store expansion was written down $1.1 million to its fair value of $12.5 million and transferred to assets held for sale. Additionally, during the nine months ended September 30, 2008, we sold a $1.4 million parcel of this land for a $211,000 gain and incurred additional $1.4 million of impairments on these properties based on updated indicators of value.
8. Income Taxes
     The Company evaluates the need for a deferred tax valuation allowance quarterly. Based on this evaluation as of September 30, 2008, a valuation allowance was required in the amount of $6.7 million as it was more likely than not that certain State net operating loss carry forwards included in the Company’s deferred tax assets will not be realized. Although the Company incurred substantial losses before income taxes for the year ended December 31, 2007 and for the nine months ended September 30, 2008, management believes that it is more likely than not that the Company will have sufficient taxable income in future years to realize its remaining net deferred income tax asset. Management believes that these losses primarily reflect the deteriorating Florida real estate market that led to significant charge-offs and provisions for loan losses in BankAtlantic’s commercial residential real estate and consumer home equity loan portfolios. Management believes that the Company will realize its net deferred tax asset over the allowable carry forward period. However, if future events change management’s assumptions and estimates regarding BankAtlantic’s future earnings, a significant deferred tax asset valuation allowance may have to be established.
9. Goodwill
     The Company performed its annual goodwill impairment test in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” as of September 30, 2008. In the first step of the impairment test the Company determines the estimated fair value of its reporting units and compares the amount to the reporting units’ carrying values. Based on the analysis, it was determined that the carrying value of its commercial lending and capital services reporting units exceeded their fair value suggesting that the goodwill associated with these two reporting units might be impaired and that additional more detailed analysis was necessary. Factors considered in the fair value of those reporting units were the substantial and sustained decline in the value of the Company’s common stock and the decline in the economy and real estate markets in the U.S. and in Florida. The Company is currently performing step-two of the impairment test which involves measuring the fair value of the assets and liabilities within the two potentially impaired reporting units consistent with the analysis used in a business combination. The aggregate goodwill assigned to these reporting units was $44.1 million at September 30, 2008. Management, based on available data, is currently not able to estimate the goodwill impairment loss, if any, until completion of the second step analysis and, accordingly, any goodwill impairment based on such analysis would be recognized in the 2008 fourth quarter.
     Additionally, it may be necessary to perform an additional goodwill impairment test as of December 31, 2008 if the Company’s common stock price at December 31, 2008 declines significantly from September 30, 2008, if market conditions deteriorate further in the Florida real estate markets or if competition increases in the banking environment in Florida. BankAtlantic had approximately $70.5 million of goodwill as of September 30, 2008. Any potential impairment charge related to goodwill would have no impact on BankAtlantic’s operations, cash balances and liquidity or regulatory capital levels but would reduce stockholders’ equity.

BankAtlantic Bancorp, Inc. and Subsidiaries
10. Related Parties
     The Company, Woodbridge Holding Corporation (“WDG” formerly Levitt Corporation) and Bluegreen Corp. (“Bluegreen”) are deemed to be under common control. The controlling shareholder of the Company and WDG is BFC Financial Corp. (“BFC”), and WDG owns 31% of the outstanding common stock of Bluegreen. Shares of BFC’s capital stock, representing a majority of the voting power, are owned or controlled by the Company’s Chairman and Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and WDG, and directors of Bluegreen. The Company, BFC, WDG and Bluegreen share certain office premises and employee services, pursuant to the arrangements described below.
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
     The Company maintains service arrangements with BFC, pursuant to which BFC provides human resources, risk management and investor relations services to the Company. BFC is compensated based on its cost.
     The table below shows the effect of these related party service arrangements on the Company’s Consolidated Statements of Operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Non-interest income:
Other — office facilities	$138	55	315	187
Non-interest expense:
Employee compensation benefits	(15)	(54)	(103)	(159)
Other — back-office support	(405)	(327)	(1,180)	(1,078)

Net effect of affiliate transactions before income taxes	$(282)	(326)	(968)	(1,050)

     The Company, prior to the spin-off of WDG in 2003, issued options to acquire shares of the Company’s Class A common stock to employees of WDG. Additionally, employees of the Company have transferred to affiliate companies and the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees. The Company accounts for these options to former employees as employee stock options because these individuals were employees of the Company on the grant date. During the nine months ended September 30, 2007, certain of these former employees exercised 2,613 of options to acquire Class A common stock at a weighted average exercise price of $42.80. No former employees exercised options during the nine months ended September 30, 2008.
     Options outstanding to former employees, who are now employees of affiliate companies, consisted of the following as of September 30, 2008:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	53,789	$48.46
Options nonvested	13,610	$92.85
     During the years ended December 31, 2007 and 2006, the Company issued to BFC employees who perform services for the Company options to acquire 9,800 and 10,060 shares of the Company’s Class A common stock at an exercise price of $46.90 and $73.45, respectively. These options vest in five years and expire ten years from the grant date. The Company recognizes service provider expense on these financial instruments over the vesting period measured based on the option fair value at each reporting period. The Company recorded $17,000 and $36,000 of service provider expense associated with these options for the three and nine months ended September 30, 2008, respectively, compared to $19,000 and $46,000 for the same periods in 2007.

BankAtlantic Bancorp, Inc. and Subsidiaries
     BankAtlantic entered into securities sold under agreements to repurchase transactions with WDG and BFC in the aggregate of $0.3 million and $7.3 million as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 WDG held a money market account at BankAtlantic in the amount of $4.5 million. The Company recognized $30,000 and $67,000 of interest expense in connection with the above accounts during the three and nine months ended September 30, 2008 compared to $43,000 and $133,000 during the same 2007 periods, respectively. These transactions have similar terms as BankAtlantic deposit accounts and repurchase agreements with unaffiliated third parties.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company evaluates segment performance based on segment net income from continuing operations after tax. The table below is segment information for segment net income from continuing operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

			Adjusting and
		Parent	Elimination	Segment
For the Three Months Ended:	BankAtlantic	Company	Entries	Total
2008
Net interest income (expense)	$51,195	(4,778)	—	46,417
Provision for loan losses	(22,924)	(8,290)	—	(31,214)
Non-interest income	33,918	1,476	(198)	35,196
Non-interest expense	(66,806)	(2,042)	198	(68,650)

Segment losses before income taxes	(4,617)	(13,634)	—	(18,251)
Benefit for income taxes	2,525	4,744	—	7,269

Segment net loss	$(2,092)	(8,890)	—	(10,982)

Total assets	$6,112,979	699,326	(584,421)	6,227,884

2007
Net interest income (expense)	$49,235	(5,476)	—	43,759
Provision for loan losses	(48,949)	—	—	(48,949)
Non-interest income	35,861	972	(211)	36,622
Non-interest expense	(81,495)	(395)	211	(81,679)

Segment losses before income taxes	(45,348)	(4,899)	—	(50,247)
Benefit for income taxes	18,236	2,401	—	20,637

Segment net loss	$(27,112)	(2,498)	—	(29,610)

Total assets	$6,274,102	769,691	(558,200)	6,485,593

BankAtlantic Bancorp, Inc. and Subsidiaries

			Adjusting and
		Parent	Elimination	Segment
For the Nine Months Ended:	BankAtlantic	Company	Entries	Total
2008
Net interest income (expense)	$149,123	(14,474)	—	134,649
Provision for loan losses	(103,613)	(17,736)	—	(121,349)
Non-interest income	106,198	4,243	(730)	109,711
Non-interest expense	(207,768)	(5,384)	730	(212,422)

Segment losses before income taxes	(56,060)	(33,351)	—	(89,411)
Benefit for income taxes	22,928	11,574	—	34,502

Segment net loss	$(33,132)	(21,777)	—	(54,909)

2007
Net interest income (expense)	$152,219	(15,261)	—	136,958
Provision for loan losses	(61,327)	—	—	(61,327)
Non-interest income	107,594	11,931	(667)	118,858
Non-interest expense	(231,789)	(3,227)	667	(234,349)

Segment losses before income taxes	(33,303)	(6,557)	—	(39,860)
Benefit for income taxes	17,235	2,539	—	19,774

Segment net loss	$(16,068)	(4,018)	—	(20,086)

12. Financial Instruments with Off-balance Sheet Risk
     Financial instruments with off-balance sheet risk were (in thousands):

	September 30,	December 31,
	2008	2007
Commitments to sell fixed rate residential loans	$16,761	21,029
Commitments to sell variable rate residential loans	289	1,518
Commitments to purchase variable rate residential loans	—	39,921
Commitments to purchase fixed rate residential loans	—	21,189
Commitments to originate loans held for sale	12,786	18,344
Commitments to originate loans held to maturity	33,531	158,589
Commitments to extend credit, including the undisbursed portion of loans in process	701,423	992,838
Standby letters of credit	19,357	41,151
Commercial lines of credit	72,458	96,786
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $12.3 million at September 30, 2008. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $7.1 million at September 30, 2008. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at September 30, 2008 and December 31, 2007 was $24,000 and $38,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.

BankAtlantic Bancorp, Inc. and Subsidiaries
13. Earnings per Share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and nine months ended September 30, 2008 and 2007 (in thousands, except share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Basic loss per share:
Numerator:
Loss from continuing operations	$(10,982)	(29,610)	(54,909)	(20,086)
Discontinued operations	4,919	—	6,040	7,812

Net loss	$(6,063)	(29,610)	(48,869)	(12,274)

Denominator:
Basic weighted average number of common shares outstanding	11,228,081	11,366,465	11,223,628	11,774,340

Basic loss per share from:
Continuing operations	$(0.98)	(2.61)	(4.89)	(1.71)
Discontinued operations	0.44	—	0.54	0.67

Basic loss per share	$(0.54)	(2.61)	(4.35)	(1.04)

Diluted loss per share
Numerator:
Loss from continuing operations	$(10,982)	(29,610)	(54,909)	(20,086)
Discontinued operations	4,919	—	6,040	7,812

Net loss	$(6,063)	(29,610)	(48,869)	(12,274)

Denominator:
Basic weighted average number of common shares outstanding	11,228,081	11,366,465	11,223,628	11,774,340
Stock-based compensation	—	—	—	—

Diluted weighted average shares outstanding	11,228,081	11,366,465	11,223,628	11,774,340

Diluted loss per share from:
Continuing operations	$(0.98)	(2.61)	(4.89)	(1.71)
Discontinued operations	0.44	—	0.54	0.67

Diluted loss per share	$(0.54)	(2.61)	(4.35)	(1.04)

Cash dividends per share:
Class A share	$0.025	0.206	0.075	0.618

Class B share	$0.025	0.206	0.075	0.618

     Options to acquire 1,005,892 and 1,089,363 of Class A common stock were anti-dilutive for the three and nine months ended September 30, 2008 and 2007, respectively.
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
     In March 2008, FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the first quarter of 2009. This Statement expands derivative disclosure.
     Management does not believe that the implementation of these Statements will materially impact the Company’s financial statements.
     In September 2008, the FASB ratified EITF Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement” (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. The Company is evaluating the impact that the adoption of EITF 08-5 will have on the Company’s consolidated financial statements.
     In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our consolidated financial statements.
     In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of this Staff Position will not have a material impact on the Company’s consolidated financial statements.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and nine months ended September 30, 2008 and 2007, respectively. The principal assets of the Company consist of its ownership in a loan work-out subsidiary and BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).

BankAtlantic Bancorp, Inc. and Subsidiaries
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. When used in this document and in any documents incorporated by reference herein, the words “anticipate,” “believe,” “estimate,” “may,” “intend,” “expect” and similar expressions identify certain of such forward-looking statements. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services, including the impact of a continued downturn in the economy or a recession on our business generally, as well as the ability of our borrowers to service their obligations and on our customers to maintain account balances; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans (including those held in the asset workout subsidiary of the Company), of a sustained downturn in the real estate market and other changes in the real estate markets in our trade area, and where our collateral is located; the quality of our residential land acquisition and development loans (including “Builder land bank loans”) and conditions specifically in that market sector; the risks of additional charge-offs, impairments and required increases in our allowance for loan losses and the potential impact on BankAtlantic’s maintenance of “well capitalized” ratios; BankAtlantic Bancorp’s ability to successfully manage the loans held by the newly formed asset workout subsidiary; the successful completion of a sale or joint venture of BankAtlantic Bancorp’s interests in the newly formed asset workout subsidiary in the future, and the risk that we will continue to realize losses in that loan portfolio; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other financial markets and the impact of such conditions on our activities and the value of our assets; BankAtlantic’s seven-day banking initiatives and other growth, marketing or advertising initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing results which do not justify their costs; the success of our expense discipline initiatives and the ability to achieve additional cost savings; the success of BankAtlantic’s newly opened stores and achieving growth and profitability at the stores in the time frames anticipated, if at all; and the impact of periodic testing of goodwill, deferred tax assets and other assets for impairment. Past performance, actual or estimated new account openings and growth may not be indicative of future results. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The four accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other indefinite life intangible assets; and (iv) the accounting for deferred tax asset valuation allowance. The accounting for deferred tax asset valuation allowance is discussed below. For a more detailed discussion of the other critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Accounting for Deferred Tax Asset Valuation Allowance
      The Company periodically reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.

BankAtlantic Bancorp, Inc. and Subsidiaries
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
     Based on our evaluation as of September 30, 2008, it appears more likely than not that a portion of the Company’s net deferred tax assets will not be realized. As a result of this determination, a valuation allowance was required in the amount of $6.7 million at September 30, 2008 as it was management’s assessment that, based on available information, it is more likely than not that certain State net operating loss carry forwards included in the Company’s deferred tax assets will not be realized. As of September 30, 2008 and December 31, 2007, our deferred tax assets net of the aforementioned valuation allowance were $70.2 million and $32.1 million, respectively. Management believes that the Company should be able to realize the current net deferred tax assets in future years; however, if future events differ from expectations, a substantial increase or decrease in the valuation allowance may be required. A change in the valuation allowance occurs if there is a change in management’s assessment of the amount of the net deferred tax assets that is expected to be realized in the future.
Consolidated Results of Operations
     Segment loss from continuing operations from each of the Company’s reportable segments was as follows:

	For the Three Months Ended
	September 30,
(in thousands)	2008	2007	Change
BankAtlantic	$(2,092)	(27,112)	25,020
Parent Company	(8,890)	(2,498)	(6,392)

Segment loss	$(10,982)	(29,610)	18,628

For the Three Months Ended September 30, 2008 Compared to the Same 2007 Period:
     The substantial decrease in BankAtlantic’s loss during the 2008 quarter primarily resulted from a significant decline in the provision for loan losses and lower non-interest expenses partially offset by a decline in fee income from deposit accounts. The provision for loan losses declined by $26.0 million reflecting the establishment of a substantial allowance for loan losses for commercial residential loans during the three months ended September 30, 2007. The reduction in non-interest expenses primarily resulted from $11.0 million in real estate asset impairments during the 2007 quarter compared to $0.5 million of net losses on lease terminations and asset impairments during the comparable 2008 quarter. Also contributing to the decline in non-interest expenses were reduced advertising expenses as well as lower compensation costs and occupancy costs reflecting a 29% reduction in the work force since December 2006 and other expense reduction initiatives including an effort to consolidate back office facilities. The improvement in operating expenses was partially offset by tax certificate charge-offs and additional reserves associated with tax certificate activities. The decline in fee income from deposit accounts reflects lower service charge revenues associated with more stringent criteria established for allowing overdrafts during the first quarter of 2008 as well as a slowdown in the growth of new accounts.
     The increase in Parent Company loss primarily resulted from an $8.3 million provision for loan losses associated with the non-performing commercial loan portfolio held by the Parent Company’s asset workout subsidiary and an increase in compensation expense partially offset by improved net interest income. Non-performing loans at the Parent Company were written down by $8.3 million as a result of reduced loan collateral values reflected in updated appraisals. The improvement in net interest income primarily resulted from lower short-term interest rates during 2008 compared to 2007. The higher compensation expense for the 2008 quarter reflects the reversal of accruals for incentive bonuses during the 2007 quarter associated with the significant loss during the 2007 quarter and a $0.3 million severance payment in the 2008 quarter.

BankAtlantic Bancorp, Inc. and Subsidiaries

	For the Nine Months Ended
	September 30,
(in thousands)	2008	2007	Change
BankAtlantic	$(33,132)	(16,068)	(17,064)
Parent Company	(21,777)	(4,018)	(17,759)

Segment loss	$(54,909)	(20,086)	(34,823)

For the Nine Months Ended September 30, 2008 Compared to the Same 2007 Period:
     The increase in BankAtlantic’s segment loss during the nine months ended September 30, 2008 compared to the 2007 period was primarily the result of a $103.6 million provision for loan losses during the 2008 period compared to a $61.3 million provision for loan losses during the 2007 period. The higher provision for loan losses was partially offset by a $24.0 million decline in non-interest expenses. Lower compensation expenses accounted for $14.8 million of the decline and decreased impairment, restructuring and exit activities charges accounted for another $8.3 million of the decline.
     The increase in the Parent Company segment loss reflects a provision for loan losses of $17.7 million associated with non-performing loans which were transferred to the Parent Company’s asset workout subsidiary in March 2008. The Parent Company had no provision for loan losses during the comparable 2007 period as it held no loans during that period. Additionally, gains from securities activities declined from $10.1 million during the 2007 period to $3.1 million during the 2008 period as the Parent Company liquidated its managed fund investment portfolio during the first quarter of 2008 and during 2008 sold its entire investment in Stifel securities acquired in connection with the 2007 sale of Ryan Beck.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic Results of Operations
Net interest income

	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	September 30, 2008			September 30, 2007
	Average	Revenue/	Yield/	Average	Revenue/		Yield/
	Balance	Expense	Rate	Balance	Expense		Rate
(in thousands)
Total loans	$4,451,976	60,785	5.46	$4,693,078	80,082		6.83
Investments — tax exempt	—	—	—	390,906	5,765	(1)	5.90
Investments — taxable	1,318,289	20,159	6.12	666,208	10,580		6.35

Total interest earning assets	5,770,265	80,944	5.61%	5,750,192	96,427		6.71%

Goodwill and core deposit intangibles	75,029			76,419
Other non-interest earning assets	417,035			444,357

Total Assets	$6,262,329			$6,270,968

Deposits:
Savings	$471,270	963	0.81%	$611,862	3,642		2.36%
NOW	955,392	2,256	0.94	792,462	2,356		1.18
Money market	557,343	2,089	1.49	660,925	4,881		2.93
Certificates of deposit	1,138,615	10,244	3.58	996,415	11,679		4.65

Total interest bearing deposits	3,122,620	15,552	1.98	3,061,664	22,558		2.92

Short-term borrowed funds	92,319	378	1.63	229,366	2,997		5.19
Advances from FHLB	1,598,111	13,401	3.34	1,398,245	18,987		5.39
Long-term debt	26,088	418	6.37	29,106	632		8.61

Total interest bearing liabilities	4,839,138	29,749	2.45	4,718,381	45,174		3.80
Demand deposits	812,402			922,452
Non-interest bearing other liabilities	53,279			54,210

Total Liabilities	5,704,819			5,695,043
Stockholder’s equity	557,510			575,925

Total liabilities and stockholder’s equity	$6,262,329			$6,270,968

Net tax equivalent interest income/ net interest spread		$51,195	3.16%		$51,253		2.91%

Tax equivalent adjustment		—			(2,018)

Net interest income		$51,195			$49,235

Margin
Interest income/interest earning assets			5.61%				6.71%
Interest expense/interest earning assets			2.05				3.12

Net interest margin (tax equivalent)			3.56%				3.59%

(1)	The tax equivalent basis is computed using a 35% tax rate.

BankAtlantic Bancorp, Inc. and Subsidiaries
For the Three Months Ended September 30, 2008 Compared to the Same 2007 Period:
     Tax equivalent net interest income declined slightly associated with the decline in the net interest margin and lower average non-interest bearing liabilities balances.
     The slight decline in the tax equivalent net interest margin primarily resulted from a significant decline in non-interest bearing demand deposit balances partially offset by an improvement in the tax equivalent net interest spread. The increase in the tax equivalent net interest spread primarily resulted from rates on interest-bearing liabilities adjusting to the decline in short-term interest rates faster than interest-earning asset yields. Since December 2006, our prime interest rate has declined from 8.25% to 5.00%. The majority of the fundings adjust to current market rates faster than a significant portion of our assets, which includes residential loans and mortgage-backed securities that only adjust periodically to current market rates. The additional net interest income associated with the improvement of the net interest spread was partially offset by average interest bearing liabilities increasing more than interest-earning assets as well as declines in non-interest bearing demand deposit balances. Average interest bearing assets increased by $20.1 million while average interest-bearing liabilities were up $120.8 million and non-interest bearing demand deposit accounts were down $110.1 million. The decline in average non-interest bearing demand deposit accounts reflects the competitive banking environment in Florida and the migration of demand deposit accounts to interest-bearing NOW accounts.
     Interest income on earning assets declined $15.5 million during the 2008 third quarter from the comparable 2007 quarter. The decline was primarily due to the impact of declines in the prime rate of interest on the average yields on all loan products and securities investments and lower commercial real estate and residential real estate average balances. In response to the deteriorating real estate market, we have slowed the origination of commercial residential real estate loans and the purchase of residential loans. As a consequence, average balances in our residential and commercial real estate loan portfolios declined from $3.6 billion during the three months ended September 30, 2007 to $3.2 billion during the comparable 2008 period. These declines in loan balances were partially offset by an increase in our tax certificate, small business and consumer home equity loan average balances. Aggregate average balances in our consumer home equity and small business loan portfolios increased from $966.7 million for the three months ended September 30, 2007 to $1.1 billion during the same 2008 period due primarily to fundings on existing lines of credit for home equity loans and from the origination of small business loans. Average tax certificate balances increased from $220.2 million during the 2007 period to $357.8 million for the 2008 period. The higher tax certificate balances reflect the acquisition of $363.0 million of tax certificates during the nine months ended September 2008 compared to $166.9 million during the comparable 2007 period.

BankAtlantic Bancorp, Inc. and Subsidiaries

	Average Balance Sheet - Yield / Rate Analysis
	For the Nine Months Ended
	September 30, 2008			September 30, 2007
	Average	Revenue/	Yield/	Average	Revenue/		Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense		Rate
Total loans	$4,519,948	190,387	5.62	$4,673,985	239,583		6.83
Investments — tax exempt	—	—	—	395,218	17,412	(1)	5.87
Investments — taxable	1,150,224	51,996	6.03	633,499	29,782		6.27

Total interest earning assets	5,670,172	242,383	5.70%	5,702,702	286,777		6.71

Goodwill and core deposit intangibles	75,381			76,778
Other non-interest earning assets	422,172			435,863

Total Assets	$6,167,725			$6,215,343

Deposits:
Savings	$529,723	4,265	1.08%	$582,714	9,613		2.21
NOW	941,297	6,837	0.97	781,911	5,616		0.96
Money market	594,338	7,674	1.72	662,990	13,608		2.74
Certificates of deposit	1,016,390	29,877	3.93	983,990	34,196		4.65

Total interest bearing deposits	3,081,748	48,653	2.11	3,011,605	63,033		2.80

Short-term borrowed funds	142,181	2,491	2.34	196,953	7,722		5.24
Advances from FHLB	1,471,029	40,780	3.70	1,382,768	55,813		5.40
Long-term debt	26,272	1,336	6.79	29,369	1,896		8.64

Total interest bearing liabilities	4,721,230	93,260	2.64	4,620,695	128,464		3.72
Demand deposits	848,558			966,898
Non-interest bearing other liabilities	49,308			53,738

Total Liabilities	5,619,096			5,641,331
Stockholder’s equity	548,629			574,012

Total liabilities and stockholder’s equity	$6,167,725			$6,215,343

Net interest income/net interest spread		$149,123	3.06%		$158,313		2.99

Tax equivalent adjustment		—			(6,094)

Net interest income		$149,123			$152,219

Margin
Interest income/interest earning assets			5.70%				6.71
Interest expense/interest earning assets			2.20				3.01

Net interest margin			3.50%				3.70

(1)	The tax equivalent basis is computed using a 35% tax rate.
For the Nine Months Ended September 30, 2008 Compared to the Same 2007 Period:
     The changes in net interest income and the net interest margin for the nine month period resulted primarily from the same items discussed above for the three months ended September 30, 2008.

BankAtlantic Bancorp, Inc. and Subsidiaries
Asset Quality
     At the indicated dates, BankAtlantic’s non-performing assets and problem loans were (in thousands):

	September 30,	December 31,
	2008	2007
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$2,317	2,094
Loans (1)	89,742	178,591

Total nonaccrual	92,059	180,685

Repossessed assets:
Real estate owned	20,054	17,216

Total nonperforming assets	$112,113	197,901

Allowances
Allowance for loan losses	$106,435	94,020
Allowance for tax certificate losses	5,515	3,289

Total allowances	$111,950	97,309

PROBLEM LOANS
Contractually past due 90 days or more	5,399	—
Restructured loans	3,552	2,488

TOTAL PROBLEM LOANS	$8,951	2,488

(1)	Excluded from the above table at September 30, 2008 were $82.1 million of non-performing loans previously owned by BankAtlantic and transferred to the asset work-out subsidiary of the Parent Company in March 2008.
     Non-accrual loan activity is summarized for the nine months ended September 30, 2008 as follows:

		Net
	Balance	Additional		Transfers	Parent	Balance
	December 31,	Non-accrual	Charge-	to	Company	September 30,
(in thousands)	2007	Loans (1)	offs	REO	Transfer	2008
Residential	$8,678	21,612	(2,728)	(4,017)	—	23,545
Commercial	165,818	54,052	(60,057)	(1,900)	(101,494)	56,419
Small business	877	6,315	(3,131)	(150)	—	3,911
Consumer home equity	3,218	22,394	(19,745)	—	—	5,867

Total non-accrual loans	$178,591	104,373	(85,661)	(6,067)	(101,494)	89,742

(1)	Amounts for net additional non-accrual loans reflect loan repayments and loan sales of non-accrual loans.
     Non-accrual loans declined $88.8 million from December 31, 2007. The decline was due primarily to the transfer of $101.5 million of non-accrual loans with specific reserves of $6.4 million to a wholly-owned subsidiary of the Parent Company for $94.8 million of cash.
     Net additions to commercial non-accrual loans includes the transfer of fourteen commercial residential real estate loans and two commercial non-residential real estate loans aggregating $95.9 million to non-accrual during the nine months ended September 30, 2008. During the three months ended September 30, 2008 BankAtlantic transferred two commercial loans to non-accrual aggregating $14.6 million.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
     To date, we have not experienced significant charge-offs on residential real estate loans as the underlying collateral values have exceeded the outstanding principal balances of the non-accrual loans. However, if residential market conditions do not improve nationally, we may experience higher residential loan delinquencies, non-accruals and charge-offs in future periods.
     During 2008, BankAtlantic has experienced higher delinquencies and non-accrual trends for small business loans. Management believes that these trends reflect a deteriorating economic environment in Florida. If this negative economic environment continues or worsens, we anticipate higher credit losses in this portfolio.
     Consumer home equity loan charge-offs and delinquencies continued to increase during the nine months ended September 30, 2008. In response to these trends, we modified our consumer home equity loan underwriting requirements for new loans and froze certain borrowers’ home equity loan commitments where borrowers’ current credit scores were significantly lower than at the date of loan origination or where current collateral values were substantially lower than at loan origination. Our consumer home equity loans are primarily in our marketplace in Florida and, accordingly, if home prices in Florida continue to fall or current economic conditions deteriorate, we anticipate that we will experience higher credit losses in our consumer home equity loan portfolio.
     The increase in real estate owned primarily resulted from the increase in residential loan foreclosures and the extended period required to sell residential properties in the current economic environment.
     The increase in the allowance for loan losses primarily reflects a $20.6 million increase in the allowance for consumer home equity loans and a $2.5 million increase in the allowance for small business loans, partially offset by a $6.2 million decline in specific reserves on commercial residential real estate loans. This decline in specific reserves was primarily due to the transfer of $6.4 million of reserves associated with the non-performing loans transferred to the Parent Company’s asset workout subsidiary.
     The increase in the allowance for tax certificate losses primarily reflects higher than historical losses associated with tax certificate portfolios located in certain Midwestern states. These tax certificates were primarily acquired during 2005 and based on the deteriorating economic conditions in these states, BankAtlantic chose in some cases not to pursue ownership of the underlying properties resulting in higher than historical losses.
     As of September 30, 2008, two loans were contractually past due 90 days or more and still accruing interest. These loans are in the process of collection and are believed to be adequately collateralized.
Allowance for Loan Losses

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2008	2007	2008	2007
Balance, beginning of period	$98,424	54,754	94,020	43,602

Charge-offs
Residential	(1,077)	(3)	(2,728)	(206)
Commercial	(4,965)	(9,444)	(60,057)	(9,444)
Consumer home equity	(7,684)	(1,689)	(19,745)	(2,971)
Small business	(1,471)	(581)	(3,131)	(2,020)

Total charge-offs	(15,197)	(11,717)	(85,661)	(14,641)
Recoveries of loans previously charged-off	284	372	903	2,070

Net charge-offs	(14,913)	(11,345)	(84,758)	(12,571)
Transfer of specific reserves to Parent Company	—	—	(6,440)	—
Provision for loan losses	22,924	48,949	103,613	61,327

Balance, end of period	$106,435	92,358	106,435	92,358

BankAtlantic Bancorp, Inc. and Subsidiaries
     The provision for loan losses during the three months ended September 30, 2008 was primarily the result of unfavorable trends in our consumer home equity and small business loan portfolios as well as $15.2 million of loan charge-offs. The provision for loan losses during the three months ended September 30, 2007 primarily resulted from the establishment of reserves for commercial residential real estate loans. The substantial provision for loan losses during the nine months ended September 30, 2008 primarily resulted from commercial residential and home equity loan charge-offs and a substantial increase in the home equity allowance for loan losses.
     During the nine months ended September 30, 2008, the Florida real estate market continued to deteriorate, the economy weakened, Florida unemployment increased, foreclosures increased, the availability of credit declined, and nonaccrual loan collateral values continued to decline. As a consequence, the following charge-offs of commercial residential real estate loans were made primarily based on updated collateral valuations:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(in thousands)	2008	2007	2008	2007
Builder land bank loans	$—	9,444	32,877	9,444
Land acquisition and development loans	—	—	2,756	—
Land acquisition, development and construction loans	—	—	19,459	—

Total commercial charge-offs	$—	9,444	55,092	9,444

     In the third quarter of 2008, we experienced no charge-offs in our commercial residential real estate loan portfolio as the majority of the classified loans were transferred to the Parent Company in March 2008. During the nine months ended September 30, 2008, we incurred significant charge-offs and specific reserves in this portfolio.
     BankAtlantic’s outstanding balances in commercial residential real estate loans as of September 30, 2008 were as follows:

	Number of
(dollars in thousands)	Loans	Amount
Builder land bank loans	7	$63,091
Land acquisition and development loans	26	178,076
Land acquisition, development and construction loans	15	77,736

Total commercial residential loans (1)	48	$318,903

(1)	Excluded from the above table were $70.6 million of net commercial residential real estate loans held by a subsidiary of the Parent Company.
     We believe that if market conditions do not improve in the Florida real estate markets, additional provisions for loan losses may be required in future periods.

BankAtlantic Bancorp, Inc. and Subsidiaries
     BankAtlantic’s Non-Interest Income

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change
Service charges on deposits	$23,924	25,894	(1,970)	72,404	76,297	(3,893)
Other service charges and fees	7,309	7,222	87	21,863	21,779	84
Securities activities, net	1	613	(612)	2,302	1,446	856
Income from unconsolidated subsidiaries	122	182	(60)	1,382	1,056	326
Other	2,562	1,950	612	8,248	7,014	1,234

Non-interest income	$33,918	35,861	(1,943)	106,199	107,592	(1,393)

     The lower revenue from service charges on deposits during the 2008 periods compared to the same 2007 periods was primarily due to lower overdraft fee income. This decline in overdraft income primarily resulted from lower net assessment of overdraft fees and a more stringent criteria for allowing customer overdrafts in response to increasing check losses. Also contributing to reduced fee income was a decline in new deposit account openings resulting from a management decision to reduce overall marketing and advertising expenses.
     Other service charges and fees during the 2008 periods remained at 2007 levels as higher interchange income from transaction volume associated with new accounts was offset by increased provisions for debit card fraud.
     Securities activities, net during the nine months ended September 30, 2008 resulted from a $1.0 million gain on the sale of MasterCard International common stock acquired during MasterCard’s 2006 initial public offering as well as $1.3 million of gains from the writing of covered call options on agency securities available for sale.
     Securities activities, net during the three months ended September 30, 2007 primarily resulted from a $2.4 million gain from the sale of MasterCard International common stock partially offset by realized losses from the sale of municipal and agency securities. Securities activities, net during the nine months ended September 30, 2007 included a $481,000 gain from the sale of securities obtained from an initial public offering of BankAtlantic’s health insurance carrier.
     Income from unconsolidated subsidiaries for the three months ended September 30, 2008 reflects equity earnings from an investment in a receivable factoring company. Unconsolidated subsidiaries income during the nine months ended September 30, 2008 includes $1.0 million of equity earnings from a joint venture that was liquidated in January 2008. Income from unconsolidated subsidiaries for the three and nine months ended September 30, 2007 primarily resulted from equity earnings on joint ventures that invest in income producing properties.
     Included in other income during the three and nine months ended September 30, 2008 was an increase of $0.4 million and $1.1 million, respectively, of higher brokerage commissions from the sale of investment products to our deposit customers. BankAtlantic has hired additional financial consultants in order to offer its customers alternative investments in the current interest rate environment.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic’s Non-Interest Expense

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change
Employee compensation and benefits	$30,353	34,244	(3,891)	96,714	111,536	(14,822)
Occupancy and equipment	15,993	16,951	(958)	48,547	48,816	(269)
Advertising and business promotion	3,388	4,221	(833)	11,813	14,088	(2,275)
Check losses	2,094	3,341	(1,247)	6,913	7,929	(1,016)
Professional fees	2,696	2,444	252	6,960	5,297	1,663
Supplies and postage	1,076	1,158	(82)	3,360	4,637	(1,277)
Telecommunication	748	1,283	(535)	3,570	4,210	(640)
Restructuring charges, impairments and exit activities	522	11,005	(10,483)	6,409	14,680	(8,271)
Other	9,936	6,848	3,088	23,483	20,594	2,889

Total non-interest expense	$66,806	81,495	(14,689)	207,769	231,787	(24,018)

     The substantial decline in employee compensation and benefits during the three and nine months ended September 30, 2008 compared to the same 2007 periods resulted primarily from work force reductions in March 2007 and April 2008, elimination of attrited positions as well as a decline in personnel related to the implementation in December 2007 of reduced store lobby and customer service hours. In March 2007, BankAtlantic reduced its work force by 225 associates, or 8%, and in April 2008 BankAtlantic’s work force was reduced by 124 associates, or 6%. As a consequence of these work force reductions and normal attrition, the number of full-time equivalent employees declined from 2,618 at December 31, 2006 to 1,879 at September 30, 2008, or 29%, while the store network expanded from 88 stores at December 31, 2006 to 101 stores at September 30, 2008. The decline in compensation expense during the 2008 quarter was partially offset by reversals of accruals for incentive bonuses during the 2007 quarter associated with the significant loss during the 2007 quarter. Incentive compensation declined by $2.7 million for the nine months ended September 30, 2008 compared to the same 2007 period.
     The slight decrease in occupancy and equipment for the three and nine months ended September 30, 2008 compared to the same 2007 period primarily resulted from lower guard services costs associated with reduced store hours and the renewal of the guard service vendor contract on more favorable terms. During the three and nine months ended September 30, 2008 compared to the same 2007 periods, guard service costs declined by $0.4 million and $1.5 million, respectively. Additionally, repair and maintenance costs were reduced $0.4 million during the three months ended September 30, 2008. The above declines in occupancy expenses were partially offset by higher rental and depreciation expenses of $2.0 million for the nine months ended September 30, 2008 related to the store expansion program during 2007. Rental and depreciation expense declined $0.2 million during the three months ended September 30, 2008 compared to the same 2007 period resulting from the consolidation of back-office facilities.
     The reduced advertising expense primarily reflects lower promotional costs for store grand openings, a change in the marketing mix and managements’ decision to reduce overall marketing as part of an expense reduction initiative. During the nine months ended September 30, 2007, BankAtlantic opened 13 stores compared to 3 stores opened during the same 2008 period.
     BankAtlantic experienced decreased check losses for the 2008 three and nine month periods primarily due to the implementation of more stringent overdraft policies throughout the year.
     BankAtlantic incurred higher professional fees during the three and nine months ended September 30, 2008 compared to the same 2007 periods primarily resulting from increased litigation costs and legal fees. We also incurred increased consulting fees in connection with a review of our commercial loan portfolio and regulatory compliance.
     The reduction in supplies and postage reflects overall expense reduction initiatives and the conversion of certain deposit customers to electronic bank statements.
     The lower telecommunication costs for the three and nine months ended September 30, 2008 primarily resulted from switching to a new vendor on more favorable terms.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Management is continuing to explore opportunities to reduce operating expenses and increase operating efficiencies. During the three months ended September 30, 2008, BankAtlantic recognized a $1.0 million gain on a lease termination associated with the relocation of its call center as well as $0.4 million of leasehold improvement impairments. During the 2008 quarter, BankAtlantic also recognized $1.0 million of real estate owned impairments associated with tax certificate activities. A new call center facility was leased resulting in a substantial reduction in rent. During the nine months ended September 30, 2008, BankAtlantic terminated leases in order to consolidate its back office facilities, reduced its work force and completed the sale of five Central Florida stores. The above expense reduction initiatives resulted in restructuring charges, impairments and exit activities for the nine months ended September 30, 2008 of $2.5 million associated with lease termination and fixed asset impairments, $2.2 million of employee termination benefits and a $0.5 million loss on the sale of the five Central Florida stores. In addition to the above charges, BankAtlantic incurred $1.9 million of impairments associated with real estate held for sale that was originally acquired for store expansion.
     Restructuring charges, impairments and exit activities during the three months and nine months ended September 30, 2007 reflects a $7.2 million real estate owned impairment, and a $3.7 million impairment on a real estate development project. Included in restructuring charges during the nine months ended September 30, 2007 was $2.6 million of severance costs associated with the March 2007 workforce reduction.
     The increase in other expenses during the three and nine months ended September 30, 2008 compared to the same 2007 periods primarily resulted from $2.8 million and $3.6 million, respectively, increases in the provision for tax certificates losses reflecting higher charge-offs and allowance for tax certificate losses for certificates acquired in certain Midwestern States. Additionally, during the first quarter of 2008, the credit held by BankAtlantic against its deposit premium assessments relating back to the early 1990’s was exhausted and BankAtlantic began paying the full deposit premium during the second quarter of 2008. This resulted in increased deposit premium assessments of $0.7 million and $1.6 million during the three and nine months ended September 30, 2008 compared to the prior 2007 periods, respectively.
Parent Company Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2008	2007	Change	2008	2007	Change
Net interest expense	$(4,778)	(5,476)	698	(14,476)	(15,261)	785
Provision for loan losses	(8,290)	—	(8,290)	(17,736)	—	(17,736)
Non-interest income	1,476	917	559	4,244	11,825	(7,581)
Non-interest expense	(2,042)	(340)	(1,702)	(5,383)	(3,121)	(2,262)

Loss before income taxes	(13,634)	(4,899)	(8,735)	(33,351)	(6,557)	(26,794)
Benefit for income taxes	(4,744)	(2,401)	(2,343)	(11,574)	(2,539)	(9,035)

Parent Company loss	$(8,890)	(2,498)	(6,392)	(21,777)	(4,018)	(17,759)

     Net interest expense decreased during the 2008 quarter compared to the 2007 quarter as a result of lower average interest rates in 2008 partially offset by higher average borrowings. Average rates on junior subordinated debentures decreased from 8.25% during the three months ended September 30, 2007 to 6.72% during the same 2008 period as a result of lower short-term interest rates during the current quarter compared to the 2007 quarter. The Company’s junior subordinated debentures average balances were $294.2 million during the three months ended September 30, 2008 compared to $289.7 million during the same 2007 period. Also during the 2008 quarter, the Company recognized $0.1 million of interest income associated with $2.3 million of loans transferred to accruing status.
     Net interest expense was slightly lower during the 2008 nine month period compared to the same 2007 period. Average rates on junior subordinated debentures decreased from 8.35% during the nine months ended September 30, 2007 to 6.72% during the same 2008 period and average balances on junior subordinated debentures increased from $272.4 million during the nine months ended September 30, 2007 to $294.2 during the same 2008 period. The higher debenture average balances during 2008 reflect the issuance of $30.9 million of debentures during the latter half of 2007.
     The change in non-interest income during the periods was primarily the result of securities activities. During the three months ended September 30, 2008, the Company realized a $1.1 million gain from the sale of its entire interest in Stifel warrants. During the three months ended September 30, 2007, the Company realized $2.1 million of gains on securities in managed funds partially offset by $1.5 million of unrealized losses associated with the change in value of Stifel warrants. During the nine months ended September 30, 2008, the Company recognized $3.7 million and $1.3 million of gains on the sale of Stifel warrants and private equity investments, respectively. These gains were partially offset by $0.9 million of losses on the sale of Stifel common stock and a $1.1 million other than temporary impairment on a private equity investment. During the nine months ended September 30, 2007, the Company recognized $3.1 million of unrealized gains associated with Stifel warrants and realized $7.0 million of gains on managed fund securities activities.

BankAtlantic Bancorp, Inc. and Subsidiaries
     During the nine months ended September 30, 2008, the Company received $180.7 million from the sale of securities. The net proceeds from these securities sales were primarily utilized to fund the $94.8 million transfer of net non-performing loans from BankAtlantic to a subsidiary of the Parent Company in March 2008 and to fund $65 million of capital contributions to BankAtlantic.
     The increase in non-interest expense for the three months ended September 30, 2008 compared to the same 2007 period primarily resulted from a change in estimate for 2007 bonus accruals reflecting the substantial loss for the three months ended September 30, 2007. Estimated bonuses were a recovery of $0.6 million during the 2007 quarter compared to $0.6 million of expenses during the 2008 quarter. Additionally, the Parent Company incurred higher professional fees during the 2008 period associated with a securities class-action lawsuit filed against the Company. The Parent Company also incurred $0.1 million of BankAtlantic loan servicing fees related to the loans held by the asset workout subsidiary. The increase in non-interest expense for the nine months ended September 30, 2008 compared to the same 2007 period primarily resulted from a $1.6 million increase in compensation expense and $0.9 million of higher professional fees.
     To provide greater flexibility in holding and managing non-performing loans and to improve BankAtlantic’s financial condition, the Parent Company formed a new asset workout subsidiary which acquired non-performing commercial and commercial residential real estate loans from BankAtlantic for $94.8 million in cash on March 31, 2008. BankAtlantic transferred $101.5 million of non-performing loans to the Parent Company’s subsidiary at the loan’s carrying value inclusive of $6.4 million in specific allowances for loan losses and $0.3 million of escrow balances. A subsidiary of the Parent Company has entered into a servicing arrangement with BankAtlantic with respect to these loans. Consideration is being given to alternatives which may include a possible joint venture or sale of its interests in the subsidiary in the future. There is no assurance that any such transactions will occur.
     The composition of non-performing loans acquired from BankAtlantic as of March 31, 2008 was as follows:

(in thousands)	Amount
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$32,039
Land acquisition and development	19,809
Land acquisition, development and construction	34,915

Total commercial residential real estate	86,763
Commercial non-residential real estate	14,731

Total non-accrual loans	101,494
Allowance for loan losses — specific reserves	(6,440)

Non-accrual loans, net	$95,054

BankAtlantic Bancorp, Inc. and Subsidiaries
     The composition of the transferred non-performing loans as of September 30, 2008 was as follows:

September 30,
(in thousands)	2008
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$22,019
Land acquisition and development	19,458
Land acquisition, development and construction	29,162

Total commercial residential real estate	70,639
Commercial non-residential real estate	11,420

Total non-accrual loans	82,059
Allowance for loan losses — specific reserves	(7,702)

Non-accrual loans, net	$74,357

     The provision for loan losses during the three and nine months ended September 30, 2008 resulted from $8.3 million and $16.5 million of charge-offs on non-performing loans, respectively, and higher specific reserves of $1.3 million for the nine months ended September 30, 2008. These additional impairments were associated with nonperforming commercial residential real estate loans, and were due to updated loan collateral fair value estimates reflecting the continued deterioration in the Florida residential real estate market. As previously stated, if market conditions do not improve in the Florida real estate market, additional provisions for loan losses and charge-offs may be required in subsequent periods.
     Additionally, during the nine months ended September 30, 2008, $2.3 million of loans held by the asset work-out subsidiary was changed to an accruing status and the Company received $1.1 million of loan repayments.
BankAtlantic Bancorp Consolidated Financial Condition
     Total assets at September 30, 2008 were $6.2 billion compared to $6.4 billion at December 31, 2007. The significant changes in components of total assets from December 31, 2007 to September 30, 2008 are summarized below:
•	Increase in cash and cash equivalents was primarily due to $82.5 million of higher federal funds sold and $28.6 million of additional cash on hand;

•	Decrease in securities available for sale and other financial instruments reflecting the sale of Stifel common stock, the sale of Stifel warrants, the liquidation of managed fund equity investments held by the Parent Company and principal repayments on agency securities;

•	Decrease in investment securities at cost resulting from the sale of Stifel common stock and certain private equity investments;

•	Increase in tax certificate balances primarily due to the acquisition of $225 million of tax certificates in Florida during the 2008 second quarter;

•	Higher investment in FHLB stock related to increases in FHLB borrowings;

•	Decrease in loans receivable balances associated with lower purchased residential loan balances and declining commercial residential loan balances, partially offset by increased commercial non-residential and home equity loan balances;

•	Lower real estate held for development and sale balances associated with impairments and the sale of inventory of homes at a real estate development;

•	Decrease in assets held for sale due to property sales and $1.4 million of impairments recognized during the 2008 second quarter.

•	Decrease in office properties and equipment due to the completion of the sale of the Central Florida stores to an unrelated financial institution during the 2008 second quarter;

•	Increase in deferred tax assets primarily resulting from the operating losses during the nine months ended September 30, 2008 and lower securities available for sale unrealized gains; and

•	Decline in other assets reflecting the receipt of income tax refunds associated with the carryback of taxable losses for the year ended December 31, 2007.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company’s total liabilities at September 30, 2008 were $5.8 billion compared to $5.9 billion at December 31, 2007. The significant changes in components of total liabilities from December 31, 2007 to September 30, 2008 are summarized below:
•	Lower non-interest-bearing deposit balances primarily due to the migration of customer accounts to interest-paying NOW accounts as BankAtlantic offered high yield checking accounts in response to the competitive deposit pricing environment;

•	Interest bearing deposits declined slightly primarily due to significant declines in money market and savings accounts partially offset by increased NOW and certificate account balances.

•	Higher certificate account balances primarily resulted from certificate promotions during 2008;

•	Increase in FHLB borrowings in order to maintain higher cash balances associated with daily cash management activities ;

•	Lower short term borrowings reflecting a decline in earning assets; and

•	Decrease in other liabilities primarily resulting from $18.9 million of securities purchased in December 2007 pending settlement in January 2008 partially offset by higher loan receivable escrow balances.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     During the nine months ended September 30, 2008, the Parent Company sold its holdings of Stifel common stock and warrants, liquidated its managed fund equity securities and sold private investment securities for aggregate net proceeds of $181.8 million. The Parent Company transferred $94.8 million of the cash proceeds from the sale of these assets to BankAtlantic in exchange for the transfer by BankAtlantic of non-performing commercial loans to a wholly-owned asset workout subsidiary of the Parent Company. The Parent Company may consider, among other alternatives, selling interests in the subsidiary to investors in the future. The Parent Company also used a portion of the proceeds from its securities sales to contribute $65 million to BankAtlantic to improve BankAtlantic’s capital base. At September 30, 2008, BankAtlantic’s capital ratios exceeded all regulatory “well capitalized” requirements.
     In April 2008, the Company filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $100 million of Class A Common Stock, Preferred Stock, subscription rights or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in prospectus supplements when offered. We may seek to raise additional debt or equity financing in the future for operations, to maintain our capital position, and for growth or investment or strategic acquisitions. There is no assurance that any such financing will be available to us on favorable terms or at all.
     The Company’s principal source of liquidity has been dividends from BankAtlantic. The Company also obtains funds through the issuance of equity and debt securities, borrowings from financial institutions, and liquidation of equity securities and other investments. The Company uses these funds to contribute capital to its subsidiaries, pay dividends to shareholders, purchase non-performing assets from BankAtlantic, pay debt service, repay borrowings, purchase equity securities, repurchase Class A common stock and fund operations. The Company’s annual debt service associated with its junior subordinated debentures is approximately $18.8 million. The Company has the right and may defer payments of interest on the junior subordinated debentures for a period not to exceed 20 consecutive quarters, and would consider making such deferrals if management determines it is necessary to do so to preserve cash at the Parent and to limit the dividends paid from BankAtlantic. The Company would be prohibited from paying dividends on or repurchasing its common stock during any period when it is deferring interest on its junior subordinated debentures. Based on the dividend paid October 17, 2008, the Company’s estimated annual dividends to the common shareholders are approximately $1.1 million. During the nine months ended September 30, 2008, the Company received $15.0 million of dividends from BankAtlantic. The declaration and payment of dividends and the ability of the Company to meet its debt service obligations will depend upon adequate cash holdings, which are driven by the results of operations, financial condition and cash requirements of the Company, and the ability of BankAtlantic to pay dividends to the Company. The ability of BankAtlantic to pay dividends or make other distributions to the Company is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic had an accumulated deficit for 2006 and 2007, BankAtlantic is required to obtain OTS approval prior to the payment of dividends to the Company. While the OTS has approved dividends to date, there is no assurance that the OTS would approve future capital distribution requests from BankAtlantic. During the 2008 third quarter, the Company contributed $10 million to BankAtlantic and received a $5 million dividend from BankAtlantic. In light of the current economic and financial market conditions impacting BankAtlantic and the contributions of capital by the Parent Company to BankAtlantic, it is not anticipated that BankAtlantic will seek approval from the OTS or opt to pay dividends to the Company in the near term.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company has the following cash and investments that provide a source for potential liquidity based on values at September 30, 2008; however, there is no assurance that these investments will maintain such value or that we would receive proceeds equal to estimated fair value upon the liquidation of these investments (see Note 2 to the “Notes to Consolidated Financial Statements — Unaudited” for a discussion of fair value measurements).

	As of September 30, 2008
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value
Cash and cash equivalents	$41,031	—	—	41,031
Equity securities	5,010	—	1,318	3,692
Private investment securities	2,036	776	—	2,812

Total	$48,077	776	1,318	47,535

     The $84.4 million of loans held by a wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans, sales of interests in the subsidiary or other alternatives.
     The sale of Ryan Beck to Stifel closed on February 28, 2007 and the sales agreement provides for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the closing up to a maximum of $40,000,000 and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25,000,000 during each of the two twelve-month periods immediately following the closing. The Company received $1.7 million during the first quarter of 2008 in earn-out payments paid in 55,016 shares of Stifel common stock representing payment for the first year of the investment banking contingent earn-out. During the third quarter of 2008, the Company and Stifel entered into an amendment to the merger agreement whereby Stifel agreed to prepay $10 million of the Ryan Beck private client group earn-out payment for a discounted payment of $9.6 million. The Company received 233,500 shares of Stifel common stock in consideration for the $9.6 million advance earn-out payment. The Stifel shares received for earn-out contingent payments were sold during the 2008 third quarter for a total of $9.6 million in cash proceeds. The remaining potential contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the sale of Ryan Beck. There is no assurance that we will receive any additional earn-out payments.
     In October 2008, the U.S. Treasury announced the Capital Purchase Program (“CPP” or “Program”) to invest capital into U.S. financial institutions pursuant to which institutions may issue senior preferred stock to the Treasury and receive proceeds of up to 3 percent of risk-weighted assets. The Program requires that in conjunction with the issuance of senior preferred shares, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the investment in senior preferred stock with the exercise price equal to the market price of the participating institution’s common stock at the time of approval, calculated on a 20-trading day trailing average. Financial institutions that participate will be subject to certain restrictions and covenants as may be required by the Treasury. The Treasury program, by its terms, requires access to the Program through the top tier holding company that is considered a Qualifying Financial Institution. While BankAtlantic Bancorp believes that it is eligible to participate in the CPP, BFC Financial Corporation (“BFC”), which owns shares representing a majority of the voting power of the Company’s common stock, may be deemed to be the appropriate applicant by the Treasury for purposes of participation. BFC’s participation in the CPP would require contribution of the proceeds received through the Program to the Company and BankAtlantic on terms acceptable to both the Company and BFC. There is no assurance that BFC, the Company or BankAtlantic will participate in the Treasury’s Program or of the amount of any such participation.
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
     In October 2008, the FDIC announced a Liquidity Guarantee Program. Under this program, certain newly issued senior unsecured debt issued on or before June 30, 2009, would be fully protected in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. This includes promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. Coverage

BankAtlantic Bancorp, Inc. and Subsidiaries
would be limited to the period ending June 30, 2012, even if the maturity exceeds that date. The program may provide BankAtlantic with additional liquidity as certain new borrowings may be guaranteed by the FDIC. The FDIC also announced that any participating depository institution will be able to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts, regardless of dollar amount. This new, temporary guarantee will expire at the end of 2009. BankAtlantic does not currently plan to “opt-out” of the additional coverage on qualifying borrowings and non-interest bearing deposits. As a result, BankAtlantic may be assessed a 75-basis point fee on new covered borrowings, and a 10-basis point surcharge for non-interest bearing deposit transaction balances exceeding the previously insured amount.
     In October 2008, the FDIC adopted a restoration plan that would increase the rates banks pay for deposit insurance. Under the restoration plan, the assessment rate schedule would be raised uniformly by 7 basis points beginning on January 1, 2009 and beginning with the second quarter of 2009, changes would be made to the assessment rate to increase assessments on riskier institutions. Although we have not been notified of our assessment rate increase, a 7 basis point assessment rate increase would result in $2.8 million of additional FDIC assessment premiums for BankAtlantic based on deposits as of September 30, 2008.
     BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Sources of credit in the capital markets have tightened significantly, demand for mortgage loans in the secondary market has decreased, securities and debt ratings have been downgraded and a number of institutions have defaulted on their debt. These market disruptions have made it more difficult for financial institutions to borrow money. In addition, in April 2008, the FHLB of Atlanta notified its member financial institutions that it will increase the discount it applies to residential first mortgage collateral, thereby decreasing the total amount that BankAtlantic and others may borrow from the FHLB. We cannot predict with any degree of certainty how long these market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions, including charge-offs of loans, impairments of securities, debt-rating downgrades and defaults may continue and may adversely impact the ability of all financial institutions to access liquidity. There is no assurance that further deterioration in the financial markets will not result in additional market-wide liquidity problems, and affect our liquidity position.
     The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $1.5 billion as of September 30, 2008. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s available borrowings under this line of credit were approximately $219 million at September 30, 2008. An additional source of liquidity for BankAtlantic is its securities portfolio. As of September 30, 2008, BankAtlantic had $533 million of un-pledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic has established lines of credit for up to $50 million with other banks to purchase federal funds of which no amounts were outstanding as of September 30, 2008. Additionally, BankAtlantic had federal funds sold of $29.9 million and total cash on hand of $197.0 million as of September 30, 2008. BankAtlantic is also a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at September 30, 2008 BankAtlantic had $50.0 million of short-term borrowings outstanding under this program. BankAtlantic also has various relationships to acquire brokered deposits, which may be utilized as an alternative source of liquidity. At September 30, 2008, BankAtlantic had $154.2 million of brokered deposits.
     BankAtlantic’s commitments to originate and purchase loans at September 30, 2008 were $46.3 million and $0, respectively, compared to $203.6 million and $30.2 million, respectively, at September 30, 2007. At September 30, 2008, total loan commitments represented approximately 1.05% of net loans receivable.
     At September 30, 2008, BankAtlantic had investments and mortgage-backed securities of approximately $55.9 million pledged to secure securities sold under agreements to repurchase, $147.5 million pledged to secure public deposits and $50.2 million pledged to secure treasury tax and loan accounts.
     At September 30, 2008, BankAtlantic exceeded all applicable liquidity and “well capitalized” regulatory capital requirements.

BankAtlantic Bancorp, Inc. and Subsidiaries
     At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At September 30, 2008:
Total risk-based capital	$485,983	11.75%	8.00%	10.00%
Tier 1 risk-based capital	411,665	9.95	4.00	6.00
Tangible capital	411,665	6.89	1.50	1.50
Core capital	411,665	6.89	4.00	5.00

At December 31, 2007:
Total risk-based capital	$495,668	11.63%	8.00%	10.00%
Tier 1 risk-based capital	420,063	9.85	4.00	6.00
Tangible capital	420,063	6.94	1.50	1.50
Core capital	420,063	6.94	4.00	5.00
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2007.
Off Balance Sheet Arrangements — Contractual Obligations as of September 30, 2008 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Time deposits	$1,235,936	1,117,952	77,420	40,564	—
Long-term debt	320,293	—	—	22,000	298,293
Advances from FHLB (1)	1,468,000	910,000	558,000	—	—
Operating lease obligations held for sublease	44,388	2,248	5,591	3,563	32,986
Operating lease obligations held for use	70,050	7,796	17,037	7,483	37,734
Pension obligation	15,041	983	2,588	2,873	8,597
Other obligations	19,850	2,750	5,900	6,400	4,800

Total contractual cash obligations	$3,173,558	2,041,729	666,536	82,883	382,410

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
     The discussion contained in BankAtlantic’s Annual Report on Form 10-K for the year ended December 31, 2007, under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about the Company’s primary market risks which are interest rate and equity pricing risks.
     The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, competitive pricing and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic cannot be controlled and are extremely difficult to predict. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the nine months ended September 30, 2008. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the three months and nine months ended September 30, 2008, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income.”

BankAtlantic Bancorp, Inc. and Subsidiaries

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were effective as of September 30, 2008 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     In addition, we reviewed our internal control over financial reporting, and there have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
     In October 2008, the Company received a subpoena and notice of investigation by the Securities and Exchange Commission, Miami Regional Office. The subpoena requests a broad range of documents relating to, among other matters, recent and pending litigation to which the Company is or was a party, certain of the Company’s non-performing, non-accrual and charged-off loans, the Company’s cost saving measures, BankAtlantic Bancorp’s recently formed asset workout subsidiary and any purchases or sale of the Company’s common stock by officers or directors of the Company. The Company intends to fully cooperate and provide the requested documentation.
Albert R. Feldman, Derivatively on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. v. Alan B. Levan, et al., Case No. 08-46795 (07) (17th Judicial Circuit, Broward County, Florida)
     On October 21, 2008, Albert R. Feldman filed a shareholder derivative action in the Circuit Court of the Seventeenth Judicial Circuit in Broward County, Florida against BankAtlantic Bancorp, Inc., Alan B. Levan, Jarett S. Levan, Jay C. McClung, Marcia K. Snyder, Valerie Toalson, James A. White, John E. Abdo, D. Keith Cobb, Steven M. Coldren, Mary E. Ginestra, Willis N. Holcombe, Charlie C. Winningham, II, Bruno Digiulian and David A. Lieberman. The Complaint alleges that the Defendants engaged in practices with respect to the Company’s Commercial Real Estate Loan Portfolio that contravene the Company’s lending policies and applicable lending agency regulations. The Complaint further alleges that Defendants disseminated false and misleading Securities and Exchange Commission filings that failed to disclose and properly account for the Company’s loan losses. The Complaint asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment and insider selling. The Company believes the claims to be without merit and intends to vigorously defend the actions.
Item 1A. Risk Factors.
The trading price of our common stock, which has substantially declined over the last year, may negatively impact us.
     The capital and credit markets have been experiencing volatility and disruption for more than 12 months. Recently, the volatility and disruption has reached unprecedented levels. The markets have produced downward pressure on stock prices and credit availability. The market value of the Company’s common stock which has declined significantly is a factor in determining whether our goodwill is impaired. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

BankAtlantic Bancorp, Inc. and Subsidiaries
There can be no assurance that recently enacted legislation will stabilize the U.S. financial system.
     On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the “EESA”). The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress in response to the financial crises affecting the banking system and financial markets and threats to investment banks and other financial institutions. Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On October 14, 2008, the U.S. Department of Treasury announced a program under the EESA pursuant to which it would make senior preferred stock investments in participating financial institutions (the “TARP Capital Purchase Program”). On October 14, 2008, the Federal Deposit Insurance Corporation announced the development of a guarantee program under the systemic risk exception to the Federal Deposit Act (“FDA”) pursuant to which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions (the “FDIC Temporary Liquidity Guarantee Program”).
     There can be no assurance, however, as to the actual impact that the EESA and its implementing regulations, the FDIC programs, or any other governmental program will have on the financial markets. The failure of the EESA, the FDIC, or the U.S. government to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, and access to credit or the trading price of our common stock.
The impact on us of recently enacted legislation, in particular the Emergency Economic Stabilization Act of 2008 and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.
     The programs established or to be established under the EESA and Troubled Asset Relief Program may have adverse effects upon us. We may face increased regulation of our industry. Compliance with such regulations may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, participation in the TARP Capital Purchase Program will limit (without the consent of the Department of Treasury) our ability to increase our dividend or to repurchase our common stock for so long as any securities issued under such program remain outstanding. It will also subject us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, whether we participate or not, may have an adverse effect on us. Participation in the FDIC Temporary Liquidity Guarantee Program likely will require the payment of additional insurance premiums to the FDIC. We may be required to pay significantly higher Federal Deposit Insurance Corporation premiums even if we do not participate in the FDIC Temporary Liquidity Guarantee Program because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. The effects of participating or not participating in any such programs, and the extent of our participation in such programs cannot reliably be determined at this time.

Item 6.	Exhibits

Exhibit 10.1	BankAtlantic Bancorp 2005 Restricted Stock and Option Plan as amended on September 26, 2008

Exhibit 31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BankAtlantic Bancorp, Inc. and Subsidiaries
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKATLANTIC BANCORP, INC.
November 10, 2008	By:	/s/ Alan B. Levan
Date:		Alan B. Levan
Chief Executive Officer/ Chairman of the Board

November 10, 2008	By:	/s/ Valerie C. Toalson
Date:		Valerie C. Toalson
Executive Vice President, Chief Financial Officer