Form 10-K
period 2008-12-31
BANKATLANTIC BANCORP INC
filed 2009-03-16
CIK 921768

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The aggregate market value of the voting common equity held by non-affiliates was $71.8 million computed by reference to the closing price of the Registrant’s Class A Common Stock on June 30, 2008.
     The number of shares of Registrant’s Class A Common Stock outstanding on March 6, 2009 was 10,283,906. The number of shares of Registrant’s Class B Common Stock outstanding on March 6, 2009 was 975,225.
     Portions of the Proxy Statement of the Registrant relating to the Annual Meeting of shareholders are incorporated in Part III of this report.

PART I
ITEM I. BUSINESS
          Except for historical information contained herein, the matters discussed in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services, including the impact of a continued and deepening recession on our business generally, our regulatory capital ratios, and the ability of our borrowers to meet their obligations and of our customers to maintain account balances; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans (including those held in the asset workout subsidiary of the Company) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in our trade area, and where our collateral is located; risks associated with changes in or the impact of legislative and regulatory policies and requirements on the Company, BankAtlantic and their assets and activities; the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities, including our ability to raise capital, the value of our assets and on the ability of our borrowers to meet their debt obligations and BankAtlantic’s seven-day banking initiatives and other initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing results which do not justify their costs; the success of our expense reduction initiatives and the ability to achieve additional cost savings; and the impact of periodic valuation testing of goodwill and other assets. Past performance, actual or estimated new account openings and growth may not be indicative of future results. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in this annual report on Form 10-K, including Item 1A. Risk Factors. The Company cautions that the foregoing factors are not exclusive.
The Company
          We are a Florida-based bank holding company and own BankAtlantic and its subsidiaries. BankAtlantic provides a full line of products and services encompassing retail and business banking. We report our operations through two business segments consisting of BankAtlantic and BankAtlantic Bancorp, the Parent Company. Detailed operating financial information by segment is included in Note 30 to the Company’s consolidated financial statements. On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking.  As a consequence, the Company exited this line of business and the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Company’s consolidated financial statements for the years ended December 31, 2007 and 2006.
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
          As of December 31, 2008, we had total consolidated assets of approximately $5.8 billion and stockholders’ equity of approximately $244 million.

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
          BankAtlantic’s primary business activities include:
•	attracting checking and savings deposits from individuals and business customers,

•	originating commercial real estate, middle market, consumer and small business loans,

•	purchasing wholesale residential loans, and

•	investing in mortgage-backed securities, tax certificates and other securities.
          BankAtlantic’s business strategy
          BankAtlantic is currently focusing its efforts in the following areas:
•	Continuing the Bank’s “Florida’s Most Convenient Bank” Initiative. BankAtlantic began its “Florida’s Most Convenient Bank” initiative in 2002, when it introduced seven-day banking in Florida. This banking initiative resulted in a significant increase in core deposits (demand deposit accounts, NOW checking accounts and savings accounts). BankAtlantic’s core deposits increased from approximately $600 million as of December 31, 2001 to $2.2 billion as of December 31, 2008. We believe the competitive market for deposits, the impact of the recession on our customers as well as reduced confidence in the banking system negatively impacted the growth of core deposits, which at December 31, 2008 declined by $151.0 million or 7% from December 31, 2007. While we believe that the decrease is a reflection of what is happening in the market generally, we are implementing strategies which we believe will enhance customer loyalty with our current customers and attract new customers in an effort to increase our core deposit balances.

•	Maintaining and Strengthening our Capital Position. BankAtlantic exceeded all applicable regulatory capital requirements and was considered a “well capitalized” financial institution at December 31, 2008. See “Regulation and Supervision” – Capital Requirements” for an explanation of capital standards. Management has implemented initiatives with a view to preserving capital in response to the current recessionary economic environment. These initiatives include reducing assets as a result of loan and securities repayments in the ordinary course, eliminating cash dividends to the Parent Company, consolidating back-office facilities, decreasing store and call center hours, reducing staffing levels and marketing expenses, selling its central Florida stores, delaying its retail network expansion, and pursuing efforts to improve other operational efficiencies.

•	Managing Credit Risk. BankAtlantic believes that its underwriting policies and procedures are structured to enable it to offer products and services to its customers while minimizing its exposure to credit risk. However, the economic recession and the substantial decline in real estate values throughout the United States, and particularly in Florida, have had an adverse impact on the credit quality of our loan portfolio. In response, BankAtlantic has attempted to address credit risk through steps which include:
o	Specifically monitored certain commercial and residential land acquisition, development and construction loans and related collateral;

o	Focused efforts and enhanced staffing relating to loan work-outs and collection processes;

o	Suspended the origination of land and residential acquisition, development and construction loans;

o	Transferred $101.5 million of non-performing commercial real estate loans to the Parent Company in March 2008;

o	Substantially reduced home equity loan originations based on the implementation of new underwriting requirements;

o	Terminated certain home equity loan unused lines of credit based on declines in borrower credit scores or the value of loan collateral; and

o	Increased the frequency of targeted loan reviews.
•	Reducing Operating Expenses. Management continued initiatives to decrease operating expenses during 2008, including lowering advertising and marketing expenditures, exiting the Orlando market, reducing store hours, shortening call center hours, reducing staffing levels, renegotiating vendor contracts, outsourcing certain back-office functions, and consolidating back-office operations. During 2009, management intends to seek to further reduce costs in a manner which does not materially impact the quality of customer service. BankAtlantic is also continuing to evaluate its products and services as well as its delivery systems and back-office support infrastructure with a view to providing cost effective and profitable products and services to its customers.

•	Diversification of BankAtlantic’s Loan Portfolio. BankAtlantic is focused on the diversification of its loan portfolio. During 2009 BankAtlantic intends to seek to generate a greater percentage of small business and middle market commercial non-mortgage loans through its retail and lending network. As middle market and small business loans grow, we expect that commercial real estate loan portfolio balances and residential mortgage loans will decline during 2009 through the scheduled repayment of existing loans and significant reductions in commercial real estate loan originations.
          Loan Products
          BankAtlantic offers a number of lending products to its customers. Historically, primary lending products have included residential loans, commercial real estate loans, commercial business loans, consumer loans and small business loans.
          Residential: Historically, BankAtlantic has purchased residential loans in the secondary markets that have been originated by other institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. When BankAtlantic purchases residential loans, it evaluates the originator’s underwriting of the loans and, for most individual loans, performs confirming credit analyses. Residential loans are typically purchased in bulk and are generally non-conforming loans under agency guidelines due to the size of the individual loans. BankAtlantic sets general guidelines for loan purchases relating to loan amount, type of property, state of residence, loan-to-value ratios, the borrower’s sources of funds, appraised amounts and loan documentation, but actual purchases will generally reflect availability and market conditions, and may vary from BankAtlantic’s general guidelines. The weighted average FICO credit scores and loan-to-value ratios (calculated at the time of origination) of purchased loans outstanding as of December 31, 2008 was 742 and 68%, respectively, and the original back end debt ratio was a weighted average of 33%. Included in these purchased residential loans are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate adjustments and when required amortization of the principal amount commences. These payment increases could affect a borrower’s ability to repay the loan and lead to increased defaults and losses. At December 31, 2008, BankAtlantic’s residential loan portfolio included $980 million of interest-only loans, $44.8 million of which will become fully amortizing and have interest rates reset in 2009. The credit scores and loan-to-value ratios for interest-only loans are similar to amortizing loans. BankAtlantic has attempted to manage the credit risk associated with these loans by limiting purchases of interest-only loans to those originated to borrowers that it believes to be credit worthy, with loan-to-value and total debt to income ratios within agency guidelines. BankAtlantic does not purchase sub-prime, option-arm, “pick-a-payment” or negative amortizing residential loans. Loans in the purchased residential loan portfolio generally do not have prepayment penalties.
          BankAtlantic also originates residential loans to customers that are then sold on a servicing released basis to a correspondent. It also originates and holds certain residential loans, which are made primarily to “low to moderate income” borrowers in accordance with requirements of the Community Reinvestment Act. The underwriting of these loans generally follows government agency guidelines and independent appraisers typically perform on-site inspections and valuations of the collateral. The outstanding balance of the loans in this portfolio at December 31, 2008 was $70 million.
          Commercial Real Estate: BankAtlantic provides commercial real estate loans for acquisition, development and construction of various types of properties including office buildings and retail shopping centers. BankAtlantic also provides loans to acquire or refinance existing income-producing properties. These loans are primarily secured by property located in Florida. Commercial real estate loans are generally originated in amounts based upon the appraised value of the collateral or estimated cost to construct, generally have a loan to value ratio at the time of origination of less than 80%, and generally require that one or more of the principals of the borrowing entity guarantee these loans. Most of these loans have variable interest rates and are indexed to either prime or LIBOR rates.
          Historically, we made three categories of commercial real estate loans that we believe have resulted in significant exposure to BankAtlantic based on declines in the Florida residential real estate market. We discontinued the origination of these loan products in 2007. These categories are builder land bank loans, land acquisition and development loans, and land acquisition, development and construction loans. The builder land bank loan category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders.  These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the sale of the property pursuant to the options.  If the lots are not sold as originally anticipated, BankAtlantic anticipates that the borrower may not be in a position to service the loan, with the likely result being an increase in nonperforming loans and loan losses in this category.  The land acquisition and development loan category consists of loans secured by residential land which was intended to be developed by the borrower and sold to homebuilders.  We believe that the underwriting on these loans was generally more stringent than builder land bank loans, as an option agreement with a regional or national builder did not exist at the origination date. The land acquisition, development and construction loans are secured by residential land which was intended to be fully developed by the borrower who also might have plans to construct homes on the property. These loans generally involved property with a longer investment and development horizon, are guaranteed by the borrower or individuals and/or are secured by additional collateral or equity such that it is expected that the borrower will have the ability to service the debt for a longer period of time.
          BankAtlantic has historically sold participations in commercial real estate loans that it originated, and administers the loan and provides participants periodic reports on the progress of the project for which the loan was made. Major decisions regarding the loans are made by the participants on either a majority or unanimous basis. As a result, BankAtlantic generally cannot significantly modify the loans without either majority or unanimous consent of the participants. BankAtlantic’s sale of loan participations has the effect of reducing its exposure on individual projects and was required in some cases, in order to comply with the regulatory “loans to one borrower” limitations. BankAtlantic has also purchased commercial real estate loan participations from other financial institutions and in such cases BankAtlantic may not be in a position to control decisions made with respect to the loans.
          Commercial Business: BankAtlantic generally makes commercial business loans to medium sized companies in Florida. It lends on both a secured and unsecured basis, although the majority of its loans are secured. Commercial business loans are typically secured by the receivables, inventory, equipment, real estate, and/or general corporate assets of the borrowers. Commercial business loans generally have variable interest rates that are prime or LIBOR-based. These loans are typically originated for terms ranging from one to five years.
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
          Consumer: Consumer loans primarily consist of loans to individuals originated through BankAtlantic’s retail network. Approximately 90% of originations are home equity lines of credit secured by a first or second mortgage on the primary residence of the borrower. Approximately 20% of home equity lines of credit balances are secured by a first mortgage on the property. Home equity lines of credit have prime-based interest rates and generally mature in 15 years. Other consumer loans generally have fixed interest rates with terms ranging from one to five years. The credit quality of consumer loans is adversely impacted by increases in the unemployment rate and declining real estate values. During 2008, BankAtlantic experienced higher than historical losses in this portfolio as a result of deteriorating economic conditions. In an attempt to address this issue, BankAtlantic has adopted more stringent underwriting criteria for consumer loans which has the effect of significantly reducing consumer loan originations.
          Small Business: BankAtlantic originates small business loans to companies located primarily in markets within BankAtlantic’s store network. Small business loans are primarily originated on a secured basis and generally do not exceed $1.0 million for non-real estate secured loans and $2.0 million for real estate secured loans. These loans are generally originated with maturities ranging from one to three years or upon demand; however, loans collateralized by real estate could have terms of up to fifteen years. Lines of credit extended to small businesses are due upon demand. Small business loans have either fixed or variable prime-based interest rates. During 2009, BankAtlantic intends to target small business lending to specific industries that it believes may lead to profitable customer relationships.

          The composition of the loan portfolio was (in millions):

	As of December 31,
	2008		2007		2006		2005		2004
	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct
Loans receivable:

Real estate loans:

Residential	$1,930	45.34	2,156	47.66	2,151	46.81	2,030	43.92	2,057	45.16%

Consumer — home equity	719	16.89	676	14.94	562	12.23	514	11.12	457	10.03
Construction and development	301	7.07	416	9.20	475	10.34	785	16.99	766	16.82

Commercial	930	21.85	882	19.49	973	21.17	979	21.18	1,004	22.04

Small business	219	5.14	212	4.69	187	4.07	152	3.29	124	2.72
Loans to Levitt Corporation	—	0.00	—	0.00	—	0.00	—	0.00	9	0.20
Other loans:

Commercial business	143	3.36	131	2.90	157	3.42	88	1.90	93	2.04
Small business - non-mortgage	108	2.54	106	2.34	98	2.13	83	1.80	67	1.47

Consumer	26	0.61	31	0.68	26	0.57	27	0.59	18	0.40
Residential loans held for sale	3	0.07	4	0.09	9	0.20	3	0.06	5	0.11

Total	4,379	102.87	4,614	101.99	4,638	100.94	4,661	100.85	4,600	100.99

Adjustments:
Unearned discounts (premiums)	(3)	-0.07	(4)	-0.09	(1)	-0.02	(2)	-0.04	(1)	-0.02

Allowance for loan losses	125	2.94	94	2.08	44	0.96	41	0.89	46	1.01

Total loans receivable, net	$4,257	100.00	4,524	100.00	4,595	100.00	4,622	100.00	4,555	100.00%

          At March 31, 2008, BankAtlantic transferred $101.5 million of non-performing commercial loans to a subsidiary of the Parent Company.
          Included in BankAtlantic’s commercial, construction and development loan portfolio was the following (in millions):

	As of December 31,
	2008	2007

Builder land bank loans	$62	150
Land acquisition and development loans	166	202
Land acquisition, development and construction loans	76	151

Total commercial residential development loans (1)	$304	503

(1)	At March 31, 2008, $101.5 million of non-performing loans were transferred to a subsidiary of the Parent Company.
          Investments
          Securities Available for Sale: BankAtlantic invests in obligations of, or securities guaranteed by the U.S. government or its agencies, such as mortgage-backed securities and real estate mortgage investment conduits (REMICs), which are accounted for as securities available for sale. BankAtlantic’s securities available for sale portfolio at December 31, 2008 reflects a decision to seek high credit quality and securities guaranteed by government sponsored enterprises in an attempt to minimize credit risk in its investment portfolio to the extent possible. The available for sale securities portfolio serves as a source of liquidity while at the same time provides a means to moderate the effects of interest rate changes. The decision to purchase and sell securities from time to time is based upon a current assessment of the economy, the interest rate environment, and capital and liquidity strategies and requirements. BankAtlantic’s investment portfolio does not include credit default swaps, commercial paper, collateralized debt obligations, structured investment vehicles, auction rate securities or equity securities in Fannie Mae or Freddie Mac.
          Tax Certificates: Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state and local taxing authorities. Certain municipalities bulk sale their entire tax certificates for the prior year by auctioning the portfolio to the highest bidder instead of auctioning each property. The tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. The minimum repayment to satisfy the lien is the certificate amount plus the interest accrued through the redemption date, plus applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void and lose its value. BankAtlantic’s experience with this type of investment has generally been favorable because the rates earned are generally higher than many alternative investments and substantial repayments typically occur over a one-year period. During 2008, BankAtlantic discontinued acquiring tax certificates through bulk sale auctions as it experienced higher than historical losses on legacy bulk purchased tax certificates which included properties in distressed areas outside the State of Florida.
          Derivative Investments: From time to time, based on market conditions, BankAtlantic writes call options on recently purchased agency securities (“covered calls”). Management pursues this periodic investment strategy when it believes it will generate non-interest income or alternatively, the acquisition of agency securities on desirable terms. BankAtlantic had no derivative investments outstanding as of December 31, 2008.
          The composition, yields and maturities of BankAtlantic’s securities available for sale, investment securities and tax certificates were as follows (dollars in thousands):

				Corporate
			Mortgage-	Bond		Weighted
	Tax	Tax-Exempt	Backed	and		Average
	Certificates	Securities	Securities	Other	Total	Yield

December 31, 2008
Maturity: (1)
One year or less	$224,434	—	—	—	224,434	6.68%
After one through five years	—	—	101	250	351	3.98
After five through ten years	—	—	36,885	—	36,885	5.16
After ten years	—	—	662,238	—	662,238	4.77

Fair values (2)	$224,434	—	699,224	250	923,908	5.25%

Amortized cost (2)	$213,534	—	687,344	250	901,128	6.00%

Weighted average yield based on fair values	6.68	—	4.79	4.30	5.25
Weighted average maturity (yrs)	1.0	—	23.95	1.67	18.50

December 31, 2007
Fair values (2)	$188,401	—	788,461	681	977,543	5.90%

Amortized cost (2)	$188,401	—	785,682	685	974,768	6.06%

December 31, 2006
Fair values (2)	$195,391	397,244	361,750	675	955,060	6.17%

Amortized cost (2)	$195,391	397,469	365,565	685	959,110	6.05%

(1)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 1 to 2 years).

(2)	Equity and tax exempt securities held by the Parent Company with a cost of $3.6 million, $162.6 million, and $88.6 million and a fair value of $4.1 million, $179.5 million, and $99.9 million, at December 31, 2008, 2007 and 2006, respectively, were excluded from the above table. At December 31, 2008, equities held by BankAtlantic with a cost of $0.8 million and a fair value of $0.8 million was excluded from the above table.
          A summary of the amortized cost and gross unrealized appreciation or depreciation of estimated fair value of tax certificates and investment securities and available for sale securities follows (in thousands):

	December 31, 2008 (1)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Appreciation	Depreciation	Fair Value

Tax certificates and investment securities:
Tax certificates:
Cost equals market	$213,534	10,900	—	224,434
Securities available for sale:
Investment securities:
Cost equals market	250	—	—	250
Market over cost	—	—	—	—
Cost over market	—	—	—	—
Mortgage-backed securities :
Cost equals market	—	—	—	—
Market over cost	654,199	12,863	—	667,062
Cost over market	33,145	—	983	32,162

Total	$901,128	23,763	983	923,908

1)	The above table excludes Parent Company equity securities with a cost of $3.6 million and a fair value of $4.1 million at December 31, 2008. At December 31, 2008, equities held by BankAtlantic with a cost of $0.8 million and a fair value of $0.8 million was excluded from the above table.
          Deposit products and borrowed funds:
          Deposits: BankAtlantic offers checking and savings accounts to individuals and business customers. These include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts and IRA and Keogh retirement accounts. BankAtlantic also obtains deposits from brokers and municipalities. BankAtlantic solicits deposits from customers in its geographic market through marketing and relationship banking activities primarily conducted through its sales force and store network. BankAtlantic primarily solicits deposits at its branches (or stores) through its “Florida’s Most Convenient Bank” initiative. During 2008, BankAtlantic began participating in the Certificate of Deposit Account Registry Services (“CDARS”) program. This program allows BankAtlantic to offer to its customers federally insured deposits up to $50 million. BankAtlantic has also elected to participate in the FDIC’s “Transaction Account Guarantee Program” whereby the FDIC through December 31, 2009 fully insures BankAtlantic’s entire portfolio of non-interest bearing deposits, and interest-bearing deposits with rates at or below fifty basis points and, subject to applicable terms, insures up to $250,000 of other deposit accounts. See note 13 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s deposit accounts.

              Federal Home Loan Bank (“FHLB”) Advances: BankAtlantic is a member of the FHLB of Atlanta and can obtain secured advances from the FHLB of Atlanta. These advances can be collateralized by a security lien against its residential loans, certain commercial loans and its securities. In addition, BankAtlantic must maintain certain levels of FHLB stock based upon outstanding advances. See note 14 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s FHLB Advances.
              Other Short-Term Borrowings: BankAtlantic’s short-term borrowings consist of securities sold under agreements to repurchase, treasury tax and loan borrowings, term auction facilities, and federal funds.
•	Securities sold under agreements to repurchase include a sale of a portion of its current investment portfolio (usually mortgage-backed securities and REMICs) at a negotiated rate and an agreement to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities in its investment portfolio but are not insured by the FDIC. See note 16 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s Securities sold under agreements to repurchase borrowings.

•	Treasury tax and loan borrowings represent BankAtlantic’s participation in the Federal Reserve Treasury Investment Program. Under this program the Federal Reserve places funds with BankAtlantic obtained from treasury tax and loan payments received by financial institutions. See note 15 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s Treasury tax and loan borrowings.

•	Federal funds borrowings occur under established facilities with various federally-insured banking institutions to purchase federal funds. We also have a borrowing facility with various federal agencies which may place funds with us at overnight rates. BankAtlantic uses these facilities on an overnight basis to assist in managing its cash requirements. These advances are collateralized by a security lien against its consumer loans. See note 15 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s federal funds borrowings.

•	Term auction facilities represent short term borrowings from the Federal Reserve System. These borrowings are collateralized by securities available for sale and are generally at federal fund interest rates which have been lower interest rates than alternative borrowings. See note 15 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s term auction facilities borrowings.

•	BankAtlantic’s other borrowings have floating interest rates and consist of a mortgage-backed bond and subordinated debentures. See note 17 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s other borrowings.
Parent Company
             The Parent Company (“Parent”) operations primarily consist of financing of the capital needs of BankAtlantic and its subsidiaries and management of the asset work-out subsidiary and other investments. In March 2008, the Parent Company used a portion of its proceeds obtained from the Ryan Beck sale to Stifel to form an asset work-out subsidiary which purchased from BankAtlantic $101.5 million of non-performing loans at BankAtlantic’s carrying value. The work-out subsidiary has entered into an agreement with BankAtlantic to service the transferred non-performing loans. The Parent also has arrangements with BFC Financial Corporation (“BFC”) for BFC to provide certain human resources, insurance management, investor relations, and other administrative services to the Parent and its subsidiaries. The Parent obtains its funds from issuances of equity and debt securities, proceeds from sales of investment securities, returns on portfolio investments, repayments and pay downs of loans in its workout subsidiary and dividends from its subsidiaries. The Parent provides funds to its subsidiaries as capital contributions for general corporate purposes. The largest expense of the Parent Company is interest expense on junior subordinated debentures issued in connection with trust preferred securities. The Company has the right to defer quarterly payments of interest on the junior subordinated debentures for a period not to exceed 20 consecutive quarters without default or penalty. In February and March 2009, the Company notified the trustees under its junior subordinated debentures that it has elected to defer its quarterly interest payments. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Additionally, during the deferral period, the Company will not pay dividends on or repurchase its common stock. The Parent Company deferred the interest and dividend payments in order to preserve its liquidity in response to current economic conditions.
          The Company had the following cash and investments as of December 31, 2008. There is no assurance that these investments will maintain the estimated fair value indicated on the table below or that we would receive proceeds equal to estimated fair value upon the liquidation of these investments.

	As of December 31, 2008
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value

Cash and cash equivalents	$37,116	—	—	37,116
Equity securities	1,597	—	—	1,597
Private investment securities	2,036	467	—	2,503

Total	$40,749	467	—	41,216

          The Company anticipates receiving additional funds currently estimated at $9.1 million during 2009 as an earn-out payment associated with the sale of Ryan Beck to Stifel.
          The Parent Company’s work-out subsidiary holds the following commercial loans with outstanding balances as of December 31, 2008 by loan category as follows:

(in millions)	Amount

Builder land bank loans	$22
Land acquisition and development loans	17
Land acquisition, development and construction loans	29
Commercial	14

Total commercial loans	$82

Employees
          Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.
          The number of employees at the indicated dates was:

	December 31, 2008		December 31, 2007
	Full-	Part-	Full-	Part-
	Time	time	time	time
BankAtlantic Bancorp	6	—	7	—
BankAtlantic	1,698	143	2,207	355

Total	1,704	143	2,214	355

Competition
          The banking and financial services industry is very competitive and is in a transition period. The financial services industry is experiencing a severe downturn and there is increased competition in the marketplace. We expect continued consolidation in the financial service industry creating larger financial institutions. Our primary method of competition is emphasis on relationship banking, customer service and convenience, including our Florida’s Most Convenient Bank and Local Market Management initiatives.
          We face substantial competition for both loans and deposits. Competition for loans comes principally from other banks, savings institutions and other lenders. This competition could decrease the number and size of loans that we make and the interest rates and fees that we receive on these loans.
          We compete for deposits with banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds and mutual funds. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to attract new deposits. Increased competition for deposits could increase our cost of funds, reduce our net interest margin and adversely affect our results of operations.
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
          Transactions between BankAtlantic, including any of BankAtlantic’s subsidiaries, and us or any of BankAtlantic’s affiliates, are subject to various conditions and limitations. See “Regulation of Federal Savings Banks — Transactions with Related Parties.” BankAtlantic must seek approval from the OTS prior to any declaration of the payment of any dividends or other capital distributions to the Company. See “Regulation of Federal Savings Banks — Limitation on Capital Distributions.”
BankAtlantic
          BankAtlantic is a federal savings association and is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency and primary regulator, and the FDIC, as its deposit insurer. BankAtlantic’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the FDIC. BankAtlantic must file reports with the OTS and the FDIC concerning its activities and financial condition. Additionally, BankAtlantic must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions, and must submit applications or notices prior to forming certain types of subsidiaries or engaging in certain activities through its subsidiaries. The OTS and the FDIC conduct periodic examinations to assess BankAtlantic’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such applicable activities or policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, BankAtlantic, and our operations.
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
          Loans to One Borrower. Under HOLA, savings banks are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and not fully secured by collateral may not exceed 15% of the savings bank’s unimpaired capital and unimpaired surplus. In addition to, and separate from, the 15% limitation, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and fully secured by readily-marketable collateral may not exceed 10% of the savings bank’s unimpaired capital and unimpaired surplus. Readily-marketable collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2008, BankAtlantic’s limit on loans to one borrower was approximately $77.8 million. At December 31, 2008, BankAtlantic’s largest aggregate amount of loans to one borrower was approximately $46.1 million and the second largest borrower had an aggregate balance of approximately $37.8 million.
          QTL Test. HOLA requires a savings bank to meet a QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly average basis in at least nine months out of every twelve months. A savings bank that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. At December 31, 2008, BankAtlantic maintained approximately 79.0% of its portfolio assets in qualified thrift investments. BankAtlantic had also satisfied the QTL test in each of the nine months prior to December 2008 and, therefore, was a QTL.
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
          In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings bank must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights assigned by the OTS capital regulations. The OTS monitors the risk management of individual institutions. The OTS may impose an individual minimum capital requirement on institutions that it believes exhibit a higher degree of risk.
          At December 31, 2008, BankAtlantic exceeded all applicable regulatory capital requirements. See note #23 to the “Notes to the Consolidated Financial Statements” for actual capital amounts and ratios.
          There currently are no regulatory capital requirements directly applicable to us as a unitary savings and loan holding company apart from the regulatory capital requirements for savings banks that are applicable to BankAtlantic; however, changes in regulations could result in additional requirements being imposed on us.
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
          BankAtlantic may not pay dividends to the Company if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the OTS notified BankAtlantic that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act, or FDIA, an insured depository institution such as BankAtlantic is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by BankAtlantic also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.
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
          These assessments are paid semi-annually. BankAtlantic’s assessment expense during the year ended December 31, 2008 was approximately $1.0 million.
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
          Sections 22(g) and 22(h) of the FRA, Regulation O of the FRB, Section 402 of the Sarbanes-Oxley Act of 2002, and OTS regulations impose limitations on loans and extensions of credit from BankAtlantic and us to its and our executive officers, directors, controlling shareholders and their related interests. The applicable OTS regulations for savings banks regarding loans by a savings bank to its executive officers, directors and principal shareholders generally conform to the requirements of Regulation O, which is applicable to national banks.
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
          Shared National Credit Program. The Shared National Credit Program is an interagency program, established in 1977, to provide a periodic credit risk assessment of the largest and most complex syndicated loans held or agented by financial institutions subject to supervision by a federal bank regulatory agency. The Shared National Credit Program is administered by the FRB, FDIC, OTS and the Office of the Comptroller of the Currency. The Shared National Credit Program covers any loan or loan commitment of at least $20 million (i) which is shared under a formal lending agreement by three or more unaffiliated financial institutions or (ii) a portion of which is sold to two or more unaffiliated financial institutions with the purchasing financial institutions assuming their pro rata share of the credit risk. The Shared National Credit Program is designed to provide uniformity and efficiency in the federal banking agencies’ analysis and rating of the largest and most complex credit facilities in the country by avoiding duplicate credit reviews and ensuring consistency in rating determinations. The federal banking agencies use a combination of statistical and judgmental sampling techniques to select borrowers for review each year. The selected borrowers are reviewed and the credit quality rating assigned by the applicable federal banking agency’s examination team will be reported to each financial institution that participates in the loan as of the examination date. The assigned ratings are used during examinations of the other financial institutions to avoid duplicate reviews and ensure consistent treatment of these loans. BankAtlantic has entered into participations with respect to certain of its loans and has acquired participations in the loans of other financial institutions which are subject to this program and accordingly these loans may be subject to this additional review.
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
          The OTS categorized BankAtlantic as “well capitalized” following its last examination. However, there is no assurance that it will continue to be deemed “well capitalized” even if current capital ratios are maintained in circumstances where asset quality continues to deteriorate.
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
          On January 1, 2007, the Federal Deposit Insurance Reform Act of 2005, or the Reform Act, became effective. The Reform Act, among other things, merged the Bank Insurance Fund and the Savings Association Insurance Fund, both of which were administered by the FDIC, into a new fund administered by the FDIC known as the Deposit Insurance Fund, or DIF, and increased the coverage limit for certain retirement plan deposits to $250,000, but maintained the basic insurance coverage limit of $100,000 for other depositors. On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or the Stabilization Act, temporarily raised the basic insurance coverage limit to $250,000. The Stabilization Act provides that the basic insurance limit will return to $100,000 after December 31, 2009.
          As a result of the Reform Act, the FDIC now assigns each savings institution to one of four risk categories based upon the savings institution’s capital evaluation and supervisory evaluation. The capital evaluation is based upon financial information as of the savings institution’s most recent quarterly financial report filed with the applicable bank regulatory agency at the end of each quarterly assessment period. The supervisory evaluation is based upon the results of examination findings by the savings institution’s primary federal regulator and information that the FDIC has determined to be relevant to the savings institution’s financial condition and the risk posed to the DIF. A savings institution’s deposit insurance assessment rate depends on the risk category to which it is assigned. For the quarter which began January 1, 2009, insurance assessment rates range from 12 cents per $100 in assessable deposits for a savings institution in the least risk category (i.e., well capitalized and financially sound with only a few minor weaknesses) to 50 cents per $100 in assessable deposits for a savings institution in the most risk category (i.e., undercapitalized and poses a substantial probability of loss to the DIF unless effective corrective action is taken).
          The FDIC is authorized to raise the assessment rates in certain circumstances, which would affect savings institutions in all risk categories. The FDIC has exercised this authority several times in the past and could raise rates in the future. The FDIC has proposed to adjust, and in certain instances increase, insurance assessment rates for quarters beginning on or after April 1, 2009 as well as impose a special assessment payable September 30, 2009. While the special assessment is under continued discussion, increases in deposit insurance premiums would have an adverse effect on our earnings.
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
          Federal Home Loan Bank System. BankAtlantic is a member of the Federal Home Loan Bank of Atlanta, which is one of the twelve regional FHLB’s composing the FHLB system. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As a member of the FHLB of Atlanta, BankAtlantic is required to acquire and hold shares of capital stock in the FHLB of Atlanta. BankAtlantic was in compliance with this requirement with an investment in FHLB of Atlanta stock at December 31, 2008 of approximately $55 million. During the year ended December 31, 2008, the FHLB of Atlanta paid dividends of approximately $2.8 million on the capital stock held by BankAtlantic. If dividends were reduced or interest on future FHLB advances increased, BankAtlantic’s net interest income would likely also be reduced. The FHLB did not pay a dividend during the fourth quarter of 2008.
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
ITEM 1A. RISK FACTORS
Adverse market conditions have affected and may continue to affect the financial services industry as well as our business and results of operations.
          Our financial condition and results of operations have been, and may continue to be, adversely impacted as a result of the downturn in the U.S. housing market and general economic conditions. Dramatic declines in the national and, in particular, Florida housing markets over the past year, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of our loans and resulted in significant asset impairments at all financial institutions, including government-sponsored entities, major commercial and investment banks, and regional and community financial institutions including BankAtlantic. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The continuing economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. The difficult conditions in the financial markets and real estate markets are not expected to improve in the foreseeable future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on BankAtlantic and others in the financial services industry. In particular, we may face the following risks in connection with these events:
•	BankAtlantic’s borrowers may be unable to make timely repayments of their loans, or the value of real estate collateral securing the payment of such loans may decrease which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which would increase levels of non-performing loans resulting in significant credit losses, increased expenses and could have a material adverse effect on our operating results.

•	Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions or government entities.

•	Increased regulation of the industry may increase costs and limit BankAtlantic’s activities and operations.

•	Increased competition among financial services companies based on the recent consolidation of competing financial institutions and the conversion of investment banks into bank holding companies, may adversely affect BankAtlantic’s ability to market its products and services.

•	BankAtlantic may be required to pay significantly higher FDIC deposit premiums and assessments.

•	Consumer confidence in the financial industry has weakened and individual wealth has deteriorated, which could lead to declines in deposits and impact liquidity.

•	Continued asset valuation declines could adversely impact our credit losses and result in additional goodwill and other asset impairments.
There can be no assurance that recent steps taken by Congress, the FDIC and the Federal Reserve will stabilize the U.S. financial system.
          On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, as amended (the “EESA”). The legislation was in response to the financial crises affecting the banking system and financial markets, and going concern threats to investment banks and other financial institutions. The U.S. Department of Treasury (the “U.S. Treasury”) and federal banking regulators are implementing a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the U.S. Treasury’s Capital Purchase Program (the “CPP”), pursuant to which the U.S. Treasury has made senior preferred stock investments in participating financial institutions. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC’s Temporary Liquidity Guarantee Program, pursuant to which, under the systemic risk exception to the Federal Deposit Act (the “FDA”), the FDIC has offered a guarantee of certain financial institution indebtedness in exchange for an insurance premium payment made to the FDIC by the participating financial institution.
          On February 10, 2009, the Treasury announced a new comprehensive financial stability plan (the “Financial Stability Plan”), which earmarked the second $350 billion originally authorized under the EESA. The Financial Stability Plan is intended to, among other things, make capital available to financial institutions, purchase certain legacy loans and assets from financial institutions, restart securitization markets for loans to consumers and businesses and relieve certain pressures on the housing market, including the reduction of mortgage payments and interest rates. In addition, the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which was signed into law on February 17, 2009, includes, among other things, extensive new restrictions on the compensation arrangements of financial institutions participating in the CPP.
          There have been numerous actions undertaken in connection with or following EESA, the Financial Stability Plan and ARRA by the Federal Reserve Board, U.S. Congress, the U.S. Treasury, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector and other programs being developed.
          There can be no assurance, however, as to the actual impact that these government initiatives will have on the financial markets, including the extreme levels of market volatility and limited credit availability currently being experienced. The failure of these government initiatives to stabilize the financial markets, or a continuation or worsening of current financial market conditions, could materially and adversely affect BankAtlantic’s business, financial condition, results of operations and access to credit. Any such failure may also adversely impact the trading price of the Company’s Class A common stock.
          In addition, the EESA, ARRA and the Financial Stability Plan are relatively new initiatives and, as such, are subject to change and evolving interpretation. There can be no assurances as to the effects that any further changes will have on the effectiveness of the government’s efforts to stabilize the credit markets or on BankAtlantic’s business, financial condition or results of operations.
          As previously announced, the Company and BankAtlantic filed an application to participate in the CPP. The United States Treasury had not, as of March 16, 2009, acted on the application and such application may not be approved. Further, the Company’s decision to defer quarterly payment of interest on its outstanding trust preferred junior subordinated debentures may adversely impact our application to receive funds under the CPP.
The impact on us of recently enacted legislation, in particular the EESA and its implementing regulations, and actions by the FDIC, cannot be predicted at this time.
          The programs established or to be established under the EESA and Troubled Asset Relief Program may have adverse effects upon us. Our industry may be subject to increased regulation, and compliance with such regulations may increase our costs and limit our ability to pursue business opportunities. Also, participation in specific programs may subject us to additional restrictions. For example, if we participate in the CPP, our ability to make dividend payments or to repurchase our common stock will be limited and subject to the restrictions contained in that program for so long as any securities issued under such program remain outstanding. It will also subject us to additional executive compensation restrictions. Similarly, programs established by the FDIC under the systemic risk exception of the FDA, may have an adverse effect on us and we anticipate that the cost of FDIC premiums will increase.
The decline in the Florida real estate market has adversely affected, and may continue to adversely affect, our earnings and financial condition.
          The continued deterioration of economic conditions in the Florida residential real estate market, including the continued decline in home sales and median home prices year-over-year in all major metropolitan areas in Florida, and the recent downturn in the Florida commercial real estate market, resulted in a substantial increase in non-performing assets and BankAtlantic’s provision for loan losses. The housing industry is in the midst of a substantial and prolonged downturn reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new construction resulting in a significant over-supply of housing inventory and increased foreclosure rates. Additionally, the deteriorating condition of the Florida economy and these adverse market conditions have negatively impacted the commercial non-residential real estate market. BankAtlantic’s earnings and financial condition were adversely impacted during 2008 as the majority of its loans are secured by real estate in Florida. We expect that our earnings and financial condition will continue to be unfavorably impacted if market conditions do not improve or deteriorate further. At December 31, 2008, BankAtlantic’s loan portfolio included $208.1 million of non-accrual loans concentrated in Florida.
Our loan portfolio is concentrated in real estate lending which makes us more susceptible to credit losses given the current depressed real estate market.
          The national real estate market declined significantly during 2007 and 2008, particularly in Florida, BankAtlantic’s primary lending area. BankAtlantic’s loan portfolio is concentrated in commercial real estate loans (virtually all of which are located in Florida and many of which involve residential land development), residential mortgages (nationwide), and consumer home-equity loans (throughout BankAtlantic’s markets in Florida). BankAtlantic has a heightened exposure to credit losses that may arise from this concentration as a result of the significant downturn in the Florida real estate markets. At December 31, 2008 BankAtlantic’s loan portfolio included $2.7 billion of loans concentrated in Florida, which represented approximately 60% of its loan portfolio.

          We believe that BankAtlantic’s commercial residential development loan portfolio has significant exposure to further declines in the Florida residential real estate market. The “builder land bank loan” category consists of 7 loans and aggregates $62.4 million of which four loans totaling $40.4 million were on non-accrual as of December 31, 2008. The “land acquisition and development loan” category consists of 25 loans and aggregates $165.8 million of which three loans totaling $33.2 million were on non-accrual as of December 31, 2008. The “land acquisition, development and construction loan” category consists of 14 loans and aggregates $75.5 million of which three loans totaling $18.5 million were on non-accrual as of December 31, 2008.
          In addition to the loans described above, during 2008, the Company formed an asset workout subsidiary which acquired non-performing commercial and commercial residential real estate loans from BankAtlantic. The balance of these non-performing loans as of December 31, 2008 was $79.3 million with $22.0 million, $16.8 million and $29.2 million of “builder land bank loans”, “land acquisition and development loans”, and “land acquisition, development and construction loans, respectively.
          Market conditions may result in our commercial real estate borrowers having difficulty selling lots or homes in their developments for an extended period, which in turn could result in an increase in residential construction loan delinquencies and non-accrual balances.  Additionally, if the current economic environment continues for a prolonged period of time or deteriorates further, collateral values may even further decline and are likely to result in increased credit losses in these loans.
          Included in the commercial real estate loans are approximately $225 million of commercial non-residential construction loans. These loans could be susceptible to extended maturities or borrower default, and BankAtlantic could experience higher credit losses and non-performing loans in this portfolio if the economy remains at depressed levels particularly in Florida or if commercial non-residential real estate market values further decline.
          BankAtlantic’s commercial non-residential loan portfolio includes loans collateralized by income producing properties such as retail shopping centers, warehouses, and office buildings. The current recession has negatively impacted the cash flow generated from these rental properties which in turn impacts the borrowers’ ability to fund the debt service on their loans. If market conditions do not improve or deteriorate further, BankAtlantic may recognize higher credit losses on these loans, which would adversely affect our results of operations and financial condition.
          BankAtlantic’s commercial real estate loan portfolio includes large lending relationships, including 5 relationships with unaffiliated borrowers involving lending commitments in each case in excess of $30 million. Defaults by any of these borrowers could have a material adverse effect on BankAtlantic’s results.
BankAtlantic’s consumer loan portfolio is concentrated in home equity loans collateralized by Florida properties primarily located in the markets where BankAtlantic operates its store network.
          The decline in residential real estate prices and residential home sales throughout Florida has resulted in an increase in mortgage delinquencies and higher foreclosure rates. Additionally, in response to the turmoil in the credit markets, financial institutions have tightened underwriting standards which has limited borrowers’ ability to refinance. These conditions have adversely impacted delinquencies and credit loss trends in BankAtlantic’s home equity loan portfolio and it does not currently appear that these conditions will improve in the near term. Approximately 80% of the loans in BankAtlantic’s home equity portfolio are residential second mortgages and BankAtlantic experienced heighted delinquencies and credit losses in this portfolio during 2008. If current economic conditions do not improve and home prices continue to fall, BankAtlantic may experience higher credit losses from this loan portfolio. Since the collateral for this portfolio primarily consists of second mortgages, it is unlikely that BankAtlantic will be successful in recovering all or any portion of its loan proceeds in the event of a default unless BankAtlantic is prepared to repay the first mortgage and such repayment and the costs associated with a foreclosure are justified by the value of the property

BankAtlantic’s interest-only residential loans expose it to greater credit risks.
          While they have performed satisfactorily to date, approximately 50% of BankAtlantic’s purchased residential loan portfolio (approximately $980 million) consists of interest-only loans. While these loans are not considered sub-prime or negative amortizing loans, they are loans with reduced initial loan payments with the potential for significant increases in monthly loan payments in subsequent periods, even if interest rates do not rise, as required amortization of the principal commences. Monthly loan payments will also increase as interest rates increase. This presents a potential repayment risk if the borrower is unable to meet the higher debt service obligations or refinance the loan. As previously noted, current economic conditions in the residential real estate markets and the mortgage finance markets have made it more difficult for borrowers to refinance their mortgages which also increases our exposure to loss.
An increase in BankAtlantic’s allowance for loan losses will result in reduced earnings.
          As a lender, BankAtlantic is exposed to the risk that its customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. BankAtlantic evaluates the collectability of its loan portfolio and provides an allowance for loan losses that it believes is adequate based upon such factors as:
•	the risk characteristics of various classifications of loans;

•	previous loan loss experience;

•	specific loans that have probable loss potential;

•	delinquency trends;

•	estimated fair value of the collateral;

•	current economic conditions;

•	the views of its regulators; and

•	geographic and industry loan concentrations.
          Many of these factors are difficult to predict or estimate accurately, particularly in a changing economic environment. The process of determining the estimated losses inherent in BankAtlantic’s loan portfolio requires subjective and complex judgments and the level of uncertainty concerning economic conditions may adversely affect BankAtlantic’s ability to estimate the incurred losses in its loan portfolio. If BankAtlantic’s evaluation is incorrect and borrower defaults cause losses exceeding the portion of the allowance for loan losses allocated to those loans, our earnings could be significantly and adversely affected. BankAtlantic may experience losses in its loan portfolios or perceive adverse trends that require it to significantly increase its allowance for loan losses in the future, which would reduce future earnings.
          Increases in the allowance for loan losses with respect to the loans held by our asset workout subsidiary, or losses in that portfolio which exceed the current allowance assigned to that portfolio, would similarly adversely affect us.
Our loan portfolio subjects us to high levels of credit and counterparty risk.
            We are exposed to the risk that our borrowers or counter-parties may default on their obligations. Credit risk arises through the extension of loans, certain securities, letters of credit, financial guarantees and through counter-party exposure on trading and wholesale loan transactions. In an attempt to manage this risk, we seek to establish policies and procedures to manage both on and off-balance sheet (primarily loan commitments) credit risk.
          BankAtlantic attempts to manage credit exposure to individual borrowers and counter-parties on an aggregate basis including loans, securities, letters of credit, derivatives and unfunded commitments. While credit personnel analyze the creditworthiness of individual borrowers or counter-parties, and limits are established for the total credit exposure to any one borrower or counter-party, such limits may not have the effect of adequately limiting credit exposure. BankAtlantic also enters into participation agreements with or acquires participation interests from other lenders to limit its credit risk, but will be subject to risks with respect to its interest in the loan and will not be in a position to make independent determinations in its sole discretion with respect to its interests. The majority of BankAtlantic’s residential loans are serviced by others. The servicing agreements may restrict BankAtlantic’s ability to initiate work-out and modification arrangements with borrowers which could adversely impact BankAtlantic’s ability to minimize losses on non-performing loans.
          The Company is also exposed to credit and counterparty risks with respect to loans held in our asset workout subsidiary.
Adverse events in Florida, where our business is currently concentrated, could adversely impact our results and future growth.
          BankAtlantic’s business, the location of its stores, the primary source of repayment for its small business loans and the real estate collateralizing its commercial real estate loans (and the loans held by our asset workout subsidiary) and its home equity loans are primarily concentrated in Florida. As a result, we are exposed to geographic risks, as unemployment, declines in the housing industry and declines in the real estate market are more severe in Florida than in the rest of the country. Adverse changes in laws and regulations in Florida would have a greater negative impact on our revenues, financial condition and business than similar institutions in markets outside of Florida. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes.
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

          Loan and mortgage-backed securities prepayment decisions are also affected by interest rates. Loan and securities prepayments generally accelerate as interest rates fall. Prepayments in a declining interest rate environment reduce BankAtlantic’s net interest income and adversely affect its earnings because:
•	it amortizes premiums on acquired loans and securities, and if loans or securities are prepaid, the unamortized premium will be charged off; and

•	the yields it earns on the investment of funds that it receives from prepaid loans and securities are generally less than the yields that it earned on the prepaid loans.
          Significant loan prepayments in BankAtlantic’s mortgage and investment portfolios in the future could have an adverse effect on BankAtlantic’s earnings as proceeds from the repayment of loans may be reinvested in loans with lower interest rates. Additionally, increased prepayments associated with purchased residential loans may result in increased amortization of premiums on acquired loans, which would reduce BankAtlantic’s interest income.
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
BankAtlantic is subject to liquidity risk as its loans exceed its deposits.
          Like all financial institutions, BankAtlantic’s assets exceed customer deposits and changes in interest rates, availability of alternative investment opportunities, a loss of confidence in financial institutions in general or BankAtlantic in particular, and other factors may make deposit gathering more difficult. If BankAtlantic experiences decreases in deposit levels, it may need to increase its borrowings or liquidate a portion of its assets which may not be readily saleable. Additionally, interest rate changes or further disruptions in the capital markets may make the terms of borrowings and deposits less favorable. As a result, there is a risk that the cost of funding will increase or that BankAtlantic will not have funds to meet its obligations. For a further discussion on liquidity refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources.”
BankAtlantic’s “Florida’s Most Convenient Bank” initiative and related infrastructure expansion to support a larger organization has resulted in higher operating expenses, which has had an adverse impact on our earnings.
          BankAtlantic’s “Florida’s Most Convenient Bank” initiative, the opening of 32 stores from January 2005 to August 2008 and the related expansion of our infrastructure and operations have required us to provide additional management resources, hire additional personnel, increase compensation, occupancy and marketing expenditures, and take steps to enhance and expand our operational and management information systems. The new stores are located throughout Florida and represent a 51% increase, based on the number of stores, in BankAtlantic’s retail network. Employee compensation, occupancy and equipment and advertising expenses have significantly increased since the inception of the initiative, during 2002, from $78.9 million during 2001 to $212.9 million during 2008. The current economic recession has impacted the length of time required for these new stores to achieve profitability. As a consequence, BankAtlantic is currently reorganizing its operations in an attempt to improve its performance by significantly reducing operating expenses while focusing on its core businesses and maintaining quality customer service. As part of this strategy, since 2007, BankAtlantic has slowed its network expansions and reduced its services hours and, in 2008, BankAtlantic sold five of its branches located in Orlando to an independent financial institution. While management is focused on reducing overall expenses, there is no assurance that BankAtlantic will be successful in efforts to significantly reduce these expenses and the continuation of the current expense structure may have an adverse impact on our results.
BankAtlantic obtains a significant portion of its non-interest income through service charges on core deposit accounts.
          BankAtlantic’s deposit account growth has generated a substantial amount of service charge income.  The largest component of this service charge income is overdraft fees.  Changes in customer behavior as well as increased competition from other financial institutions could result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income.   Also, the downturn in the Florida economy could result in the inability to collect overdraft fees and a corresponding increase in our overdraft fee reserves. Additionally, future changes in banking regulations, in particular limitations on retail customer fees, may impact this revenue source.  Any of such changes could have a material adverse effect on our results.
Deposit premium insurance assessments may increase substantially, which will adversely affect expenses.
          BankAtlantic’s FDIC deposit insurance expense for the year ended December 31, 2008 was $2.8 million.  We expect, however, that BankAtlantic’s FDIC deposit insurance assessments will significantly increase in 2009 due to the recent experience of the FDIC deposit insurance fund relating to recent bank failures and the stress on the system.  While the amount of the increase is uncertain, any increase in the FDIC deposit insurance will increase BankAtlantic’s expenses, thereby adversely impacting our results.
Regulatory Compliance.
          The banking industry is an industry subject to multiple layers of regulation. Failure to comply with any of these regulations can result in substantial penalties, significant restrictions on business activities and growth plans and/or limitations on dividend payments. As a holding company, BankAtlantic Bancorp is also subject to significant regulation. For a description of the primary regulations applicable to BankAtlantic and BankAtlantic Bancorp see “Regulations and Supervision”. Changes in the regulation or capital requirements associated with holding companies generally or BankAtlantic Bancorp in particular could also have an adverse impact.
We may need to raise additional capital in the future and such capital may not be available when needed or at all.
          In light of the current challenging economic environment, the Company is considering raising funds to be in a position to provide additional capital to BankAtlantic, if needed. Additionally, the OTS could impose capital requirements on the Company or could impose additional capital requirements on BankAtlantic. Our ability to raise additional capital will depend on, among other things, conditions in the financial markets at the time, which are outside of our control, and our financial condition, results of operations and prospects. The ongoing liquidity crisis and the loss of confidence in financial institutions may make it more difficult or more costly to obtain financing.
          There is no assurance that such capital will be available to us on acceptable terms or at all. The terms and pricing of any transaction by the Company or BankAtlantic could result in substantial dilution to our existing shareholders and could adversely impact the price of our Class A common stock.
Continued capital and credit market volatility may adversely affect our ability to access capital and may have a material adverse effect on our business, financial condition and results of operations.
          The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for issuers without regard to the issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, our ability to access capital as well as our business, financial condition and results of operations could be adversely affected.
A sustained decline in the Company’s Class A common stock price may result in the delisting of its Class A common stock from the New York Stock Exchange.
          The Company’s Class A common stock currently trades on the New York Stock Exchange. Like other companies involved in the financial services industry, the trading price of the Company’s Class A common stock has recently experienced a substantial decline. Previously, a listed company would be deemed to be below compliance with the continued listing standards of the New York Stock Exchange if, among other things, the listed company’s average closing price was less than $1.00 over a consecutive 30 trading day period or the listed company’s average market capitalization was less than $25 million over a consecutive 30 trading day period. As a result of the ongoing turmoil in the economy generally, the New York Stock Exchange has modified its continued listing standards to suspend, until June 30, 2009, the $1.00 minimum price requirement and to lower, until June 30, 2009, the average market capitalization requirement from $25 million to $15 million.
          If the Company does not meet the requirements for continued listing, then the Company’s Class A common stock will be delisted from the New York Stock Exchange. In such case, the Company would attempt to cause its Class A common stock to be eligible for quotation on the OTC Bulletin Board. However, the trading price of the Company’s Class A common stock would likely be adversely impacted, it may become more difficult for the holders of the Company’s Class A common stock to sell or purchase shares of the Company’s Class A common stock, and it may become more difficult for the Company to raise capital, which, in the event additional capital is required to operate our business, could materially and adversely impact our business, prospects, financial condition and results of operations.
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
          Generally, BankAtlantic may make a capital distribution without prior OTS approval in an amount equal to BankAtlantic’s net income for the current calendar year to date, plus retained net income for the previous two years, provided that BankAtlantic does not become under-capitalized as a result of the distribution. However, at December 31, 2008, BankAtlantic had a retained net deficit and therefore is required to obtain approval from the OTS in order to make capital distributions to BankAtlantic Bancorp.
          Due to BankAtlantic’s recent net losses, BankAtlantic suspended dividends to BankAtlantic Bancorp in December 2008. In addition, if BankAtlantic participates in the CPP, its ability to pay dividends to BankAtlantic Bancorp in the future will be subject to the restrictions contained in that program. In February 2009, BankAtlantic Bancorp notified the trustees under its trust preferred junior subordinated debentures that it was electing to defer quarterly interest payments, which it has the right to do without default or penalty for up to twenty consecutive quarters. During the deferral period, the Company is not permitted to pay dividends on its common stock. Not withstanding the deferral, BankAtlantic Bancorp will continue to recognize a liability for the interest accrued and will be required to accrue interest on the deferred interest. At December 31, 2008, BankAtlantic Bancorp had approximately $294.2 million of indebtedness outstanding under the trust preferred junior subordinated debentures at the holding company level with maturities ranging from 2032 through 2037. The aggregate annual interest payments on this indebtedness were approximately $18 million based on interest rates at December 31, 2008 and is generally indexed to three-month LIBOR. BankAtlantic Bancorp’s financial condition would be adversely affected if interest payments were deferred for a prolonged time period. For a further discussion refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources.”
The Company is controlled by BFC Financial Corporation and its controlling shareholders and this control position may adversely affect the market price of the Company’s Class A common stock.
          As of December 31, 2008, BFC Financial Corporation (“BFC”) owned all of the Company’s issued and outstanding Class B common stock and 2,389,697 shares, or approximately 23.3%, of the Company’s issued and outstanding Class A common stock. BFC’s holdings represent approximately 58% of the Company’s total voting power. Additionally, Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, beneficially own shares of BFC’s Class A and Class B common stock representing approximately 73.8% of BFC’s total voting power. The Company’s Class A common stock and Class B common stock vote as a single group on most matters. Accordingly, BFC, directly, and Messrs. Levan and Abdo, indirectly through BFC, are in a position to control the Company, elect the Company’s Board of Directors and significantly influence the outcome of any shareholder vote, except in those limited circumstances where Florida law mandates that the holders of the Company’s Class A common stock vote as a separate class. This control position may have an adverse effect on the market price of the Company’s Class A common stock.
The Company’s activities and the activities of the Company’s subsidiaries, including BankAtlantic, are subject to regulatory requirements that could have a material adverse effect on the Company’s business.
          The Company is a “grandfathered” unitary savings and loan holding company and has broad authority to engage in various types of business activities. The OTS can prevent the Company from engaging in activities or limit those activities if it determines that there is reasonable cause to believe that the continuation of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of BankAtlantic. The OTS may also:
•	limit the payment of dividends by BankAtlantic to the Company;

•	limit transactions between the Company, BankAtlantic and the subsidiaries or affiliates of either;

•	limit the Company’s activities and the activities of BankAtlantic; or

•	Impose capital requirements on the Company or additional capital requirements on BankAtlantic.
            Unlike bank holding companies, as a unitary savings and loan holding company the Company has not historically been subject to capital requirements. However, the OTS has indicated that it may, in the future, impose capital requirements on savings and loan holding companies. The OTS may in the future adopt regulations that would affect the Company’s operations, including the Company’s ability to pay dividends or to engage in certain transactions or activities. See “Regulation and Supervision – Holding Company.”
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
          BankAtlantic owns the Company’s and BankAtlantic’s principal and executive offices which are located at 2100 West Cypress Creek Road, Fort Lauderdale, Florida, 33309.
          The following table sets forth owned and leased stores by region at December 31, 2008:

	Miami -		Palm	Tampa
	Dade	Broward	Beach	Bay
Owned full-service stores	9	13	25	7
Leased full-service stores	13	11	5	6
Ground leased full-service stores (1)	2	3	1	6

Total full-service stores	24	27	31	19

Lease expiration dates	2009-2026	2009-2015	2011-2014	2009-2026

Ground lease expiration dates	2026-2027	2017-2072	2026	2026-2032

(1)	Stores in which BankAtlantic owns the building and leases the land.
          The following table sets forth leased drive-through facilities, leased back-office facilities and leased loan production offices by region at December 31, 2008:

	Miami -		Palm	Tampa	Orlando /
	Dade	Broward	Beach	Bay	Jacksonville
Leased drive-through facilities	1	2	—	—	—

Leased drive through expiration dates	2010	2011-2014	—	—	—

Leased back-office facilities	—	2	—	1	1

Leased back-office expiration dates	—	2009-2011	—	2011	2013

Leased loan production facilities	1	—	—	—	—

Leased loan production expiration dates	2009	—	—	—	—

          As of December 31, 2008, BankAtlantic was seeking to sublease or terminate eight operating leases and had executed two ground leases for the construction of new stores. BankAtlantic also has six parcels of land held for sale with an estimated market value of $6.8 million.

	Miami -		Palm	Tampa	Orlando /
	Dade	Broward	Beach	Bay	Jacksonville
Executed leases for new stores	—	1	1	—	—

Executed lease expiration dates	—	2030	2029	—	—

Executed leases held for sublease	—	1	—	5	2

	Miami -		Palm	Tampa	Orlando /
	Dade	Broward	Beach	Bay	Jacksonville
Executed lease expiration dates	—	2013	—	2010-2048	2028-2029

Land held for sale	—	—	1	1	4

ITEM 3. LEGAL PROCEEDINGS
Joseph C. Hubbard, individually and on behalf of all others similarly situated, vs. BankAtlantic Bancorp, Inc., James A. White, Valerie C. Toalson, Jarett S. Levan, and Alan B. Levan, No. 0:07-cv-61542-UU, United States District Court, Southern District of Florida
On October 29, 2007, Joseph C. Hubbard filed a purported class action in the United States District Court for the Southern District of Florida against the Company and four of its current or former officers. The Complaint, which was later amended on June 12, 2008, alleges that during the purported class period of November 9, 2005 through October 25, 2007, the Company and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint seeks to assert claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified damages. On December 12, 2007, the Court consolidated into Hubbard a separately filed action captioned Alarm Specialties, Inc. v. BankAtlantic Bancorp, Inc., No. 0:07—cv-61623-WPD that attempted to assert similar claims on behalf of the same class. On February 5, 2008, the Court appointed State-Boston Retirement System lead plaintiff and Lubaton Sucharow LLP to serve as lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act. The Company believes the claims to be without merit and intends to vigorously defend the actions.
D.W. Hugo, individually and on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. BankAtlantic Bancorp, Inc., Alan B. Levan, Jarett S. Levan, Jay C. McClung, Marcia K. Snyder, Valerie Toalson, James A. White, John E. Abdo, D. Keith Cobb, Steven M. Coldren, and David A. Lieberman, Case No. 0:08-cv-61018-UU, United States District Court, Southern District of Florida
On July 2, 2008, D.W. Hugo filed a purported class action which was brought as a derivative action on behalf of the Company pursuant to Florida laws in the United States District Court, Southern District of Florida against the Company and the above listed officers and directors. The Complaint alleges that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to the Company’s Commercial Real Estate Loan Portfolio. The Complaint further alleges that the Company’s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and seeks damages on behalf of the Company. On December 2, 2008, the Circuit Court for Broward County stayed a separately filed action captioned Albert R. Feldman, Derivatively on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. Alan B. Levan, et al., Case No. 0846795 07 which attempted to assert substantially the same allegations as in the Hugo matter, but with somewhat different state law causes of action. The court granted the motion to stay the action pending further order of the court and allowing any party to move for relief from the stay, provided the moving party gives at least thirty days’ written notice to all of the non-moving parties. The Company believes the claims to be without merit and intends to vigorously defend the actions.
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
On December 20, 2007, Wilmine Almonor filed a purported class action in the United States District Court for the Southern District of Florida against the Company and the above-listed officers, directors, employees, and organizations. The Complaint alleges that during the purported class period of November 9, 2005 to present, the Company and the individual defendants violated the Employment Retirement Income Security Act (“ERISA”) by permitting company employees to choose to invest in the Company’s Class A common stock in light of the facts alleged in the Hubbard securities lawsuit. The Complaint seeks to assert claims for breach of fiduciary duties, the duty to provide accurate information, the duty to avoid conflicts of interest under ERISA and seeks unspecified damages. On February 18, 2009, the Plaintiff filed a second amended complaint. The Company believes the claims to be without merit and intends to vigorously defend the actions.

Lashelle Farrington, individually and on behalf of all others similarly situated, v. BankAtlantic, a Federal Savings Bank, BA Financial Services, LLC, a Florida limited liability corporation, BankAtlantic Bancorp, Inc., a Florida corporation, BFC Financial Corporation, a Florida corporation, and Does 1-10, Case No. 09-006210 (11), in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida.
On February 2, 2009, Lashelle Farington filed a purported class action for state common law breach of contract and unjust enrichment against BankAtlantic (the “Bank”), several of its affiliates, and various unnamed officers and agents. Specifically, the Complaint alleges that BankAtlantic breached its Personal Account Depositor’s Agreement by charging overdraft fees for certain debit card purchases which allegedly did not cause the customers’ accounts to be overdrawn at time that they were paid. The Complaint alleges that rather than following the applicable provisions of the agreement, BankAtlantic charged overdraft fees for debit card purchases which occurred before the customer’s account was actually overdrawn.
On the breach of contract claim, the Plaintiff seeks to establish a class comprised of all persons or entities with BankAtlantic checking accounts who incurred these allegedly improper overdraft fees on debit card transactions within the previous 5 years. On the unjust enrichment claim, the purported class is the same except that the class period is within the previous 4 years. The Complaint does not allege any specific amount in controversy.
This case is in the initial stages and we have not yet filed any responsive pleadings. The Company believes the claims to be without merit and intends to vigorously defend the actions.
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
          On March 6, 2009, there were approximately 662 record holders and 10,283,906 shares of the Class A common stock issued and outstanding. In addition, there were 975,225 shares of Class B common stock outstanding at March 6, 2009.
          The following table sets forth, for the periods indicated, the high and low sale prices of the Class A common stock as reported by the New York Stock Exchange:

	Class A Common
	Stock Price
	High	Low
For the year ended December 31, 2008	$29.00	$2.25
Fourth quarter	11.82	2.25
Third quarter	15.00	4.05
Second quarter	20.75	7.80
First quarter	29.00	16.30

For the year ended December 31, 2007	$69.90	$14.45
Fourth quarter	48.00	14.45
Third quarter	46.25	37.50
Second quarter	56.25	41.90
First quarter	69.90	54.35
          Because the Company’s Class A common stock is listed on the New York Stock Exchange, the Company’s chief executive officer is required to make, and he has made, an annual certification to the New York Stock Exchange stating that he was not aware of any violation by the Company of the corporate governance listing standards of the New York Stock Exchange. The Company’s chief executive officer made his annual certification to that effect to the New York Stock Exchange on May 28, 2008. In addition, the Company has filed, as exhibits to this Annual Report on Form 10-K, the certifications of the Company’s principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company’s public disclosure.
          Like other companies involved in the financial services industry, the trading price of the Company’s Class A common stock has recently experienced a substantial decline. Previously, a listed company would be deemed to be below compliance with the continued listing standards of the New York Stock Exchange if, among other things, the listed company’s average closing price was less than $1.00 over a consecutive 30 trading day period or the listed company’s average market capitalization was less than $25 million over a consecutive 30 trading day period. As a result of the ongoing turmoil in the economy generally, the New York Stock Exchange has modified its continued listing standards to suspend, until June 30, 2009, the $1.00 minimum price requirement and to lower, until June 30, 2009, the average market capitalization requirement from $25 million to $15 million.

          On March 9, 2009, the Company received email correspondence from the New York Stock Exchange informally informing the Company that, as of the close of trading on March 6, 2009, the New York Stock Exchange had calculated $1.78 as the average closing price of a share of the Company’s Class A common stock over the preceding consecutive 30 trading day period and had calculated $20.1 million as the Company’s average market capitalization over the prior consecutive 30 trading day period. On March 12, 2009, the closing price of the Company’s Class A common stock on the New York Stock Exchange was $0.91. If the $1.00 minimum price requirement is reinstated and the Company’s Class A common stock fails to meet that requirement, or if the average market capitalization requirement is not met, then the Company’s Class A common stock would be subject to delisting from the New York Stock Exchange.
          The Company has paid 62 consecutive declared quarterly payments as of December 31, 2008. In February 2009, the Company elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. The Company is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, the Company will not pay dividends to its common shareholders. The Company can end the deferral period at any time. The availability of funds for dividend payments depends upon BankAtlantic’s ability to pay dividends to the Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution’s regulatory capital levels, retained net income and net income. See Risk Factors — “BankAtlantic Bancorp services its debt and pays dividends primarily from dividends from BankAtlantic, which are subject to regulatory limits” and Regulation and Supervision — “Limitation on Capital Distributions.” The Company does not expect to receive dividend payments from BankAtlantic due to BankAtlantic’s recent net losses.
          The cash dividends paid by the Company were as follows:

	Cash Dividends Per	Cash Dividends Per
	Share of Class B	Share of Class A
	Common Stock	Common Stock

Fiscal year ended December 31, 2008	$0.0750	$0.0750
Fourth quarter	0.0000	0.0000
Third quarter	0.0250	0.0250
Second quarter	0.0250	0.0250
First quarter	0.0250	0.0250

Fiscal year ended December 31, 2007	$0.6410	$0.6410
Fourth quarter	0.0250	0.0250
Third quarter	0.2060	0.2060
Second quarter	0.2050	0.2050
First quarter	0.2050	0.2050

          The following table lists all securities authorized for issuance and outstanding under the Company’s equity compensation plans at December 31, 2008:

				Number of securities
				remaining available for
				future issuance under
	Number of securities to		Weighted- average	equity compensation plans
	be issued upon exercise		exercise price of	excluding outstanding
Plan category	of outstanding options		outstanding options	options
Equity compensation plans approved by security Holders	889,895		$53.68	704,726

Equity compensation plans not approved by security Holders	5,723	(1)	24.46	—

Total	895,618		$53.09	704,726

(1)	During 1999, non-qualifying options for 151 shares of Class A common stock were granted to each employee of BankAtlantic, other than executive officers, under the BankAtlantic Bancorp 1999 non-qualifying stock option plan. The options were granted with exercise prices equal to the fair value on the grant date with a ten year term. All outstanding options under the BankAtlantic Bancorp 1999 non-qualifying stock option plan were vested as of December 31, 2004.
Purchases of equity securities by the issuer and affiliated purchasers
          BFC has indicated that during 2008, it purchased in the open market 723,848 shares of the Company’s Class A common stock at an average price of $5.39 per share.

Shareholder Return Performance Graph
          Set forth below is a graph comparing the cumulative total returns (assuming reinvestment of dividends) for the Class A common stock, the Standard and Poor’s 500 Stock Index and NASDAQ Bank Stocks and assumes $100 is invested on December 31, 2003.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Standard and Poor’s 500 Stock Index	100.00	110.88	116.33	134.70	142.10	89.53
SNL Southeast Thrift	100.00	118.21	107.57	126.43	54.44	31.00
BankAtlantic Bancorp, Inc.	100.00	142.32	101.01	100.75	30.35	8.64

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
(In thousands except share and per share data)	2008	2007	2006	2005	2004

Income Statement

Total interest income	$314,516	371,633	367,177	345,894	249,204

Total interest expense	140,685	192,857	167,057	141,909	86,798

Net interest income	173,831	178,776	200,120	203,985	162,406

Provision for (recovery from) loan losses	159,801	70,842	8,574	(6,615)	(5,109)

Securities activities, net	2,039	8,412	9,813	847	3,730

Litigation settlement	—	—	—	—	22,840

Other non-interest income	135,525	143,420	132,803	101,452	86,415
Restructuring charges, impairments, exit activities and debt redemptions	59,551	20,890	1,466	3,706	257

Other non-interest expense	278,798	296,460	298,720	243,264	198,736

(Loss) income from continuing operations before income taxes	(186,755)	(57,584)	33,976	65,929	81,507

Provision (benefit) for income taxes (7)	32,489	(27,572)	7,097	23,403	28,222

(Loss) income from continuing operations	(219,244)	(30,012)	26,879	42,526	53,285

Discontinued operations, net of tax (5)	16,605	7,812	(11,492)	16,656	17,483

Net (loss) income	$(202,639)	(22,200)	15,387	59,182	70,768

Performance ratios

Return on average assets (1)	(3.50)	(0.47)	0.42	0.64	1.01%

Return on average equity (1)	(51.03)	(5.91)	5.12	8.42	11.98

Average equity to average assets	6.86	7.91	8.19	7.65	8.40

Dividend payout ratio (2)	(0.38)	(24.79)	36.01	20.83	15.25

	For the Years Ended December 31,
(In thousands except share and per share data)	2008	2007	2006	2005	2004

Diluted earnings per share
Diluted (loss) earnings from continuing operations	$(19.53)	(2.58)	2.15	3.37	4.23
Diluted earnings (loss) per share from discontinued operations (5)	1.48	0.67	(0.92)	1.32	1.38

Diluted (loss) earnings per share	$(18.05)	(1.91)	1.23	4.69	5.61

	For the Years Ended December 31,
(In thousands except share and per share data)	2008	2007	2006	2005	2004

Per common share data
Cash dividends declared per common share Class A	$0.075	0.64	0.79	0.73	0.68
Cash dividends declared per common share Class B	0.075	0.64	0.79	0.73	0.68

Book value per share (3)	21.72	40.96	43.01	42.49	39.05

Tangible book value per share (3)	19.38	34.19	36.17	35.49	31.81

	As of December 31,
(In thousands except share and per share data)	2008	2007	2006	2005	2004

Balance Sheet (at year end)

Loans, net	$4,326,651	4,524,188	4,595,920	4,624,772	4,599,048

Securities	948,592	1,169,673	1,059,111	1,042,217	1,070,691

Total assets	5,814,557	6,378,817	6,495,662	6,471,411	6,356,777

Deposits	3,926,368	3,953,405	3,867,036	3,752,676	3,457,202
Securities sold under agreements to repurchase and other short term borrowings	284,423	167,240	133,958	255,501	401,643

Other borrowings (4)	1,284,087	1,717,893	1,810,247	1,724,160	1,845,504

Stockholders’ equity	243,968	459,321	524,982	516,336	469,265
Asset quality ratios for BankAtlantic
Non-performing assets, net of reserves, as a percent of total loans, tax certificates and repossessed assets	6.55	4.10	0.55	0.17	0.19
Loan loss allowance as a percent of non-performing loans (6)	47.76	52.65	982.89	605.68	582.18
Loan loss allowance as a percent of total loans	3.07	2.04	0.94	0.88	1.00
Capital ratios for BankAtlantic:

Total risk based capital	11.63	11.63	12.08	11.50	10.80

Tier I risk based capital	9.80	9.85	10.50	10.02	9.19

Leverage	6.80	6.94	7.55	7.42	6.83

1.	The return on average assets is equal to income from continuing operations (numerator) divided by average consolidated assets (denominator) during the respective year. The return on average equity is equal to income from continuing operations (numerator) divided by average consolidated equity (denominator) during the respective year. Income from continuing operations excludes the income from Ryan Beck Holdings, Inc. for all periods presented. While income from continuing operations (numerator) excludes income from these discontinued operations, average consolidated assets includes the assets of the discontinued operations.

2.	Cash dividends declared on common shares divided by income from continuing operations.

3.	The denominator of book value and tangible book value per share was computed by combining the number of Class A and Class B shares outstanding at year end for all periods.

4.	Other borrowings consist of FHLB advances, subordinated debentures, notes, bonds payable, secured borrowings, and junior subordinated debentures. Secured borrowings were recognized on loan participation agreements that constituted a legal sale of a portion of the loan but that were not qualified to be accounted for as a loan sale.

5.	Discontinued operations include the earnings of Ryan Beck for each of the years in the four year period ending December 31, 2007.

6.	During the year ended December 31, 2008 and 2007, the Company wrote-down $62.3 million and $11.9 million, respectively, of non-performing loans. The allowance for loan losses plus non-performing loan write-downs as a percent of non-performing loans plus non-performing loan write-downs was 58.46% and 55.59% at December 31, 2008 and 2007, respectively.

7.	During the year ended December 31, 2008, the Company recorded a deferred tax valuation allowance for its entire net deferred tax asset.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
Introduction
          BankAtlantic Bancorp, Inc. is a Florida-based financial services holding company offering a full range of products and services through BankAtlantic, our wholly-owned banking subsidiary. As of December 31, 2008, we had total consolidated assets of approximately $5.8 billion, deposits of approximately $4.0 billion and shareholders’ equity of approximately $244 million. We operate through two primary business segments: BankAtlantic and the Parent Company.
          On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. As a consequence of the sale of Ryan Beck to Stifel, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Company’s Consolidated Financial Statements for the years ended December 31, 2007 and 2006.
Consolidated Results of Operations
          Income from continuing operations from each of the Company’s reportable business segments follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

BankAtlantic	$(166,144)	(19,440)	36,322
Parent Co.	(53,100)	(10,572)	(9,443)

Net (loss) income	$(219,244)	(30,012)	26,879

          The significant decline in BankAtlantic’s performance during the year ended December 31, 2008 compared to the same 2007 period primarily resulted from a $48.3 million goodwill impairment charge, the establishment of a $66.9 million deferred tax valuation allowance, a $64.5 million increase in the provision for loan losses and a decline in non-interest income. These items were partially offset by lower non-interest expenses excluding the goodwill impairment. The goodwill in our community banking and commercial lending business units was determined to be impaired primarily due to the on-going downward trends in the financial services industry affecting the Company’s market capitalization and the continued decline in the credit quality of BankAtlantic’s loan portfolio. Based on net losses in recent years and the uncertainty in the current adverse economic environment, management considered it prudent to establish a deferred tax valuation allowance on its entire net deferred tax asset. BankAtlantic would recognize a benefit for the reversal of its deferred tax asset valuation allowance if BankAtlantic generates sufficient taxable income in the future to utilize the tax benefit related to the net deferred tax assets or as tax laws may otherwise allow. The substantial increase in BankAtlantic’s provision for loan losses for 2008 compared to 2007 reflects net charge-offs for 2008 of $97.4 million compared to $20.4 million for 2007 and a $31.6 million increase in the allowance for loan losses during 2008. The charge-offs and loan reserve increases were primarily related to commercial real estate and home equity loans. These categories of loans have been highly susceptible to declining real estate values in Florida where the collateral for the loans are located. The decline in BankAtlantic’s non-interest income was primarily due to lower net assessments of overdraft fees. BankAtlantic non-interest expenses, excluding the goodwill impairment charge, declined by $31.6 million. During 2008, in response to an adverse economic conditions, we slowed BankAtlantic’s store expansion program, consolidated certain back-office facilities, sold five central Florida stores, renegotiated vendor contracts, continued staff reductions, out-sourced certain back-office functions and initiated targeted other expense reduction programs.
          The significant decline in BankAtlantic’s earnings during 2007 reflects $70.8 million of provision for loan losses and $20.9 million of restructuring charges and long-lived asset impairments. The allowance for loan losses during 2007 was significantly increased in response to the rapid deterioration in the Florida residential real estate market and the associated rapid and substantial increase in non-performing loans and classified assets. Restructuring charges in 2007 related to management’s decision to slow BankAtlantic’s retail network expansion, consolidate its call center operations, and sell properties or terminate operating leases acquired for store expansion. Other factors contributing to the 2007 loss were net interest margin compression and costs associated with opening new stores. BankAtlantic’s 2007 net interest income declined by $20.1 million from 2006 reflecting an increase in its cost of funds due to growth in higher cost deposit products and lower yields on earning assets due to a change in the mix of loan products and increased nonperforming assets. BankAtlantic opened 15 new stores during 2007 and 13 new stores during 2006. The opening and operating costs of these new stores exceeded revenues of these stores during the 2007 period, which had a negative impact on earnings. BankAtlantic’s results during 2007 compared to the same 2006 period were favorably impacted by lower advertising costs of $15.0 million and higher retail banking service fees of $13.6 million. During the fourth quarter of 2006, management decided to reduce advertising expenditures in response to reduced deposit growth. The additional service fees primarily resulted from higher overdraft, interchange and surcharge income from increased volume of customer transactions.
          The increase in the Parent Company segment loss during 2008 compared to 2007 reflects a provision for loan losses of $24.4 million associated with non-performing loans which were transferred from BankAtlantic to the Parent Company’s asset workout subsidiary in March 2008 as well as the establishment of a $20.9 million deferred tax valuation allowance. The Parent Company had no provision for loan losses during the comparable 2007 period as it held no loans during that period. Additionally, gains from securities activities declined from $6.1 million during 2007 to a loss of $0.4 million during 2008 as the Parent Company liquidated its managed fund investment portfolio and sold its entire investment in Stifel securities acquired by it in connection with the 2007 sale of Ryan Beck. Parent Company operating expenses were higher by $4.5 million during 2008 compared to 2007. The increase reflects property management costs associated with non-performing loans and an increase in professional fees in 2008 compared to 2007.
          The higher Parent Company net loss during 2007 compared to 2006 resulted from a $3.3 million other-than-temporary impairment charge associated with a private limited partnership and higher net interest expense due to the issuance of $30.9 million of junior subordinated debentures. The Parent Company did not recognize impairment charges during the year ended December 31, 2006. Parent Company segment operations were favorably impacted by a significant reduction of performance based bonuses during 2007 compared to 2006 reflecting the decline in the Company’s operating results for the year ended December 31, 2007.
          During 2008, the Parent Company recognized in discontinued operations $16.6 million of additional proceeds from the Ryan Beck contingent earn-out payments under the Ryan Beck merger agreement with Stifel. Included in discontinued operations during 2007 relating to the Ryan Beck segment was income of $7.8 million compared to a loss of $11.5 million during 2006. Ryan Beck’s 2007 income reflects a $16.4 million gain from the sale of Ryan Beck to Stifel partially offset by an $8.6 million loss from operations during the two months ended February 28, 2007, the closing date of the sale to Stifel. Ryan Beck’s 2006 loss resulted from declining retail brokerage revenues and a significant slow-down in investment banking activities.
BankAtlantic Results of Operations

Summary
          The following events over the past several years have had a significant impact on BankAtlantic’s business strategies and results of operations:
          In April 2002, BankAtlantic launched its “Florida’s Most Convenient Bank” initiative which resulted in significant demand deposit, NOW checking and savings account growth (we refer to these accounts as “core deposit” accounts). Since inception of this campaign, BankAtlantic has increased core deposit balances 284% from $600 million at December 31, 2001 to approximately $2.2 billion at December 31, 2008. These core deposits represented 55% of BankAtlantic’s total deposits at December 31, 2008, compared to 26% of total deposits at December 31, 2001.
          In 2004, BankAtlantic announced its de novo store expansion strategy and had opened 32 stores as of December 31, 2008 in connection with this strategy. BankAtlantic’s non-interest expenses substantially increased as a result of this strategy reflecting the hiring of additional personnel, increased marketing to support new stores, increased leasing and operating costs for the new stores and expenditures for back-office technologies to support a larger institution.
          During the fourth quarter of 2005, the growth in core deposits slowed reflecting rising short-term interest rates and increased competition among financial institutions. In response to these market conditions, BankAtlantic significantly increased its marketing expenditures and continued its new store expansion program in an effort to sustain core deposit growth. The number of new core deposit accounts opened increased from 226,000 during 2005 to 270,000 during 2006, while core deposit balances grew to $2.2 billion at December 31, 2006 from $2.1 billion at December 31, 2005. In response to adverse economic conditions and the slowed deposit growth, BankAtlantic significantly reduced its marketing expenditures beginning during the fourth quarter of 2006 as part of an overall effort to reduce its non-interest expenses.
          During the latter half of 2007, the real estate markets deteriorated rapidly throughout the United States, and particularly in Florida where BankAtlantic’s commercial and consumer real estate loans are concentrated. In response to these market conditions, BankAtlantic established a significant allowance for loan losses for commercial loans collateralized by residential real estate property and to a lesser extent home equity consumer loans.
          During the fourth quarter of 2007, management decided to slow BankAtlantic’s retail network expansion and consolidate certain back-office facilities in order to reduce the growth of non-interest expenses.
          As economic conditions deteriorated in the latter half of 2007 and during 2008, real estate property values continued to decline. The adverse economic and real estate market conditions severely impacted the credit quality of BankAtlantic’s loan portfolio. In March 2008, the Parent Company purchased $101.5 million of non-performing loans from BankAtlantic and during the year contributed $65 million of capital to BankAtlantic. During the fourth quarter of 2008, financial and credit markets deteriorated rapidly, investor confidence in financial institutions was significantly and adversely affected and the market capitalization of BankAtlantic Bancorp’s Class A common stock declined materially. As BankAtlantic’s non-performing loans escalated, additional loan loss reserves were established, impairments of long-lived assets were recognized and earnings were adversely affected. As a consequence of the substantial losses during 2007 and 2008, the deterioration in the price of the Company’s Class A common stock and the unprecedented economic and market uncertainty, BankAtlantic recognized a $48.3 million non-cash goodwill impairment charge and established a $66.9 million non-cash deferred tax valuation allowance.

          The following table is a condensed income statement summarizing BankAtlantic’s results of operations (in thousands):

	For the Years Ended			Change	Change
	Ended December 31,			2008 vs	2007 vs
	2008	2007	2006	2007	2006

Net interest income	$193,648	199,510	219,605	(5,862)	(20,095)

Provision for loan losses	(135,383)	(70,842)	(8,574)	(64,541)	(62,268)

Net income after provision for loan losses	58,265	128,668	211,031	(70,403)	(82,363)

Non-interest income	137,308	144,412	131,844	(7,104)	12,568

Non-interest expense	(330,623)	(313,898)	(293,448)	(16,725)	(20,450)

BankAtlantic (loss) income before income taxes	(135,050)	(40,818)	49,427	(94,232)	(90,245)

(Provision)/benefit for income taxes	(31,094)	21,378	(13,105)	(52,472)	34,483

BankAtlantic net (loss) contribution	$(166,144)	(19,440)	36,322	(146,704)	(55,762)

BankAtlantic’s Net Interest Income
The following table summarizes net interest income:

	For the Years Ended
	December 31, 2008			December 31, 2007			December 31, 2006
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(Dollars are in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest earning assets
Loans: (a)
Residential real estate	$2,053,645	111,691	5.44%	$2,209,832	120,768	5.47%	$2,099,664	109,103	5.20%
Commercial real estate	1,238,307	69,642	5.62	1,367,095	108,931	7.97	1,530,282	128,420	8.39
Consumer	743,863	33,950	4.56	650,764	47,625	7.32	558,769	41,997	7.52
Commercial business	132,565	9,516	7.18	142,455	12,720	8.93	140,465	12,452	8.86
Small business	320,853	22,162	6.91	298,774	23,954	8.02	259,816	20,988	8.08

Total loans	4,489,233	246,961	5.50	4,668,920	313,998	6.73	4,588,996	312,960	6.82

Tax exempt securities (c)	—	—	—	328,583	19,272	5.87	396,539	23,162	5.84
Taxable investment securities (b)	1,078,189	65,570	6.08	689,263	42,849	6.22	618,913	36,912	5.96
Federal funds sold	44,031	754	1.71	3,638	195	5.36	1,824	22	1.21

Total investment securities	1,122,220	66,324	5.91	1,021,484	62,316	6.10	1,017,276	60,096	5.91

Total interest earning assets	5,611,453	313,285	5.58%	5,690,404	376,314	6.61%	5,606,272	373,056	6.65%

Total non-interest earning assets	503,028			510,173			448,296

Total assets	$6,114,481			$6,200,577			$6,054,568

Interest bearing liabilities
Deposits:
Savings	$503,464	4,994	0.99%	$584,542	12,559	2.15%	$369,504	2,936	0.79%
NOW, money funds and checking	1,506,479	17,784	1.18	1,450,960	26,031	1.79	1,502,058	20,413	1.36
Certificate accounts	1,088,170	41,485	3.81	992,043	45,886	4.63	868,777	35,610	4.10

Total interest bearing deposits	3,098,113	64,263	2.07	3,027,545	84,476	2.79	2,740,339	58,959	2.15

Securities sold under agreements to repurchase, federal funds and other short term borrowings	141,654	2,699	1.91	194,222	9,829	5.06	304,635	15,309	5.03
Advances from FHLB	1,417,718	50,942	3.59	1,379,106	73,256	5.31	1,265,772	66,492	5.25
Subordinated debentures and notes payable	26,004	1,733	6.66	28,946	2,498	8.63	66,287	5,513	8.32

Total interest bearing liabilities	4,683,489	119,637	2.55	4,629,819	170,059	3.67	4,377,033	146,273	3.34

Non-interest bearing liabilities
Demand deposit and escrow accounts	828,825			946,356			1,056,254
Other liabilities	50,584			55,683			61,392

Total non-interest bearing liabilities	879,409			1,002,039			1,117,646

Stockholders’ equity	551,583			568,719			559,889

Total liabilities and stockholders’ equity	$6,114,481			$6,200,577			$6,054,568

Net interest income/net interest spread		193,648	3.03%		206,255	2.94%		226,683	3.31%

Tax equivalent adjustment		—			(6,745)			(8,107)
Capitalized interest from real estate operations		—			—			929

Net interest income		193,648			199,510			219,605

	For the Years Ended
	December 31, 2008			December 31, 2007			December 31, 2006
	Average	Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(Dollars are in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Margin
Interest income/average interest earning assets			5.58%			6.61%			6.65%
Interest expense/average interest earning assets			2.13			2.99			2.61

Tax equivalent net interest margin			3.45%			3.62%			4.04%

(a)	Includes non-accruing loans

(b)	Average balances were based on amortized cost.

(c)	The tax equivalent basis is computed using a 35% tax rate.
For the Year Ended December 31, 2008 Compared to the Same 2007 Period
          The decrease in tax equivalent net interest income primarily resulted from a 17 basis point decline in the net interest margin and secondarily from a shift in the deposit mix resulting in lower non-interest bearing liabilities balances.
          The decline in the tax equivalent net interest margin primarily resulted from a decline in average non-interest bearing demand deposit balances partially offset by an improvement in the tax equivalent net interest spread. The increase in the tax equivalent net interest spread primarily resulted from rates on interest-bearing liabilities adjusting to the decline in short-term interest rates faster than interest-earning asset yields. The majority of our loans adjust to LIBOR or prime interest rates indices. The average prime interest rate declined from 8.03% during the year ended December 31, 2007 to 5.08% during the 2008 year and the average three-month LIBOR rate declined from 5.04% during the 2007 year to 2.92% during the 2008 year. The majority of interest-bearing liabilities adjust to current market rates faster than a significant portion of our assets, which includes residential loans and mortgage-backed securities that only adjust periodically to current market rates. The additional net interest income associated with the improvement of the net interest spread was partially offset by average interest bearing liabilities increasing while average interest-earning assets declined. Average interest earning assets were $79.0 million lower, and while overall average interest-bearing liabilities were up $53.7 million, non-interest bearing demand deposit accounts were $117.5 million lower. The decline in average non-interest bearing demand deposit accounts reflects the competitive banking environment in Florida and the migration of demand deposit accounts to interest-bearing NOW accounts.
          Interest income on earning assets declined $63.0 million during 2008 as compared to 2007. The decline was primarily due to the impact that lower interest rates during 2008 had on our average yields for consumer, commercial and small business loans. Residential loan yields during 2008 remained at 2007 levels as the majority of our residential loans do not adjust annually and prepayment speeds slowed, in part we believe, due to borrowers’ inability to refinance existing loans at the current lower interest rates. The decline in taxable securities yields mainly resulted from the liquidation of our tax exempt securities portfolio during the fourth quarter of 2007 and suspension by the FHLB of its stock dividend during the third quarter of 2008.
          In response to the slowing economy and declining real estate market, we have slowed the origination of commercial real estate loans and the purchase of residential loans. As a consequence, average balances in our residential and commercial real estate loan portfolios declined from $3.6 billion during 2007 to $3.3 billion during 2008. These declines in loan balances were partially offset by an increase in our taxable securities, small business loan and consumer home equity loan average balances. Aggregate average balances in our consumer home equity and small business loan portfolios increased due primarily to fundings on existing lines of credit for home equity loans and from the origination of small business loans. In response to the current economic environment, BankAtlantic continues to adhere to stringent underwriting criteria and anticipates lower growth in subsequent periods. The higher average taxable securities balances reflect a $57.5 million increase in tax certificate average balances as 2008 tax certificate acquisitions were higher than 2007 acquisitions.
          The decline in deposit rates primarily resulted from the lower interest rate environment during 2008 compared to 2007. The decline in interest rates generally was offset in part by a shift in deposit mix from demand deposit accounts to NOW accounts and from savings to certificate accounts. The decline in savings account average balances reflects outflows of high yield savings accounts as certain competitors offered higher interest rates. The migration from demand deposit accounts to NOW accounts primarily resulted from a high yield checking account that we promoted during 2008. The increase in certificates accounts reflects higher average brokered deposit account balances as well as high yield certificate account promotions during 2008. Brokered deposits increased from $14.7 million at December 31, 2007 to $239.9 million at December 31, 2008.
          Rates on wholesale borrowings during 2008 were significantly lower than 2007 reflecting a significant decline in the federal funds rates during 2008. The average federal funds rate declined from 5.04% during 2007 to 2.09% during 2008. Additionally, we were able to borrow at historically low interest rates due to programs implemented by the Treasury to stimulate the economy through increased fundings to financial institutions.
          In order to improve the net interest margin and lower borrowing costs in subsequent periods, BankAtlantic prepaid $692 million of FHLB advances during the fourth quarter of 2008. BankAtlantic funded the advance repayments with short term borrowings that were at significantly lower interest rates than the repaid advances. Management believes the current historically low interest rates may have a favorable impact on BankAtlantic’s net interest margin; however, increased competition among financial institutions in our markets and general unfavorable economic conditions, among other factors, could offset any declines in wholesale borrowing rates.
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

          The following table summarizes the changes in tax equivalent net interest income (in thousands):

		Year Ended			Year Ended
	December 31, 2008			December 31, 2007
	Compared to Year Ended			Compared to Year Ended
	December 31, 2007			December 31, 2006
	Volume (a)	Rate	Total	Volume (a)	Rate	Total

Increase (decrease) due to:

Loans	$(9,885)	(57,152)	(67,037)	5,375	(4,337)	1,038

Tax exempt securities	—	(19,272)	(19,272)	(3,986)	96	(3,890)
Taxable investment securities (b)	23,652	(931)	22,721	4,373	1,564	5,937

Federal funds sold	692	(133)	559	97	76	173

Total earning assets	14,459	(77,488)	(63,029)	5,859	(2,601)	3,258

Deposits:

Savings	(804)	(6,761)	(7,565)	4,620	5,003	9,623
NOW, money funds, and checking	655	(8,902)	(8,247)	(917)	6,535	5,618

Certificate accounts	3,665	(8,066)	(4,401)	5,702	4,574	10,276

Total deposits	3,516	(23,729)	(20,213)	9,405	16,112	25,517

Securities sold under agreements to repurchase	(1,002)	(6,128)	(7,130)	(5,588)	108	(5,480)

Advances from FHLB	1,387	(23,701)	(22,314)	6,020	744	6,764

Subordinated debentures	(196)	(569)	(765)	(3,222)	207	(3,015)

	189	(30,398)	(30,209)	(2,790)	1,059	(1,731)

Total interest bearing liabilities	3,705	(54,127)	(50,422)	6,615	17,171	23,786

Change in tax equivalent interest income	$10,754	(23,361)	(12,607)	(756)	(19,772)	(20,528)

(a)	Changes attributable to rate/volume have been allocated to volume.

(b)	Average balances were based on amortized cost.
          The decline in tax equivalent net interest income during 2008 was largely due to yields on interest earning assets declining faster than interest rates on interest-bearing liabilities. The lower yields on total earning assets reduced interest income by $77.5 million while declines in interest rates on total interest bearing liabilities reduced interest expense by $54.1 million. As discussed above, the lower yields on interest earning assets reflect the effect on our loan portfolio interest income of the significant decline during 2008 of LIBOR and prime interest rate indices. The decline in federal funds rates and the programs implemented by the Treasury to promote lending by financial institutions significantly lowered wholesale borrowing interest rates. However, our deposits interest rate declines were less than our earning asset yield declines as interest rates on our low cost deposits are not as sensitive to interest rate changes as our loan portfolio rates and competition from other financial institutions resulted in only a gradual decline in certificate account interest rates.
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
          BankAtlantic’s Allowance for Loan Losses
          Changes in the allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006	2005	2004

Balance, beginning of period Charge-offs:	$94,020	43,602	41,192	46,010	45,595

Commercial business loans	—	—	—	—	—

Commercial real estate loans	(60,057)	(12,562)	(7,000)	—	(645)

Small business	(4,886)	(2,554)	(951)	(764)	(238)

Consumer loans	(28,942)	(7,065)	(681)	(259)	(585)

Residential real estate loans	(4,816)	(461)	(239)	(453)	(582)

Continuing loan products	(98,701)	(22,642)	(8,871)	(1,476)	(2,050)

Discontinued loan products	—	—	(34)	(1,218)	(2,026)

Total charge-offs Recoveries:	(98,701)	(22,642)	(8,905)	(2,694)	(4,076)

Commercial business loans	7	96	291	18	536

Commercial real estate loans	—	304	419	1,471	4,052

Small business	428	417	566	899	418

Consumer loans	365	578	536	401	370

Residential real estate loans	397	15	348	65	486

Continuing loan products	1,197	1,410	2,160	2,854	5,862

	For the Years Ended December 31,
	2008	2007	2006	2005	2004

Discontinued loan products	113	808	581	1,637	3,738

Total recoveries	1,310	2,218	2,741	4,491	9,600

Net (charge-offs) recoveries	(97,391)	(20,424)	(6,164)	1,797	5,524

Provision for (recovery from) loan losses	135,383	70,842	8,574	(6,615)	(5,109)
Transfer specific reserves to Parent Company	(6,440)	—	—	—	—

Balance, end of period	$125,572	94,020	43,602	41,192	46,010

          The significant increase in the provision for loan losses for 2007 and 2008 compared to the prior periods resulted primarily from the rapid decline in real estate values nationally and in Florida, the substantial downturn in the homebuilding industry and the deteriorating economic environment during the end of 2007 and throughout 2008. BankAtlantic has a high concentration of commercial borrowers in the homebuilding industry and the majority of its residential and consumer home equity loans are to retail customers. The ability of these retail customers to repay their loans is adversely affected by rising unemployment rates. These declines in the value of real estate, which initially involved primarily residential real estate but is now being experienced in the commercial non-residential real estate markets, have exacerbated our credit losses as the underlying collateral values of our loans have continued to decline throughout 2007 and 2008. BankAtlantic’s commercial borrowers are experiencing difficulties selling real estate inventory or maintaining current cash flow levels on rental real estate properties. Also, BankAtlantic’s home equity and residential loan customers are facing challenges when attempting to sell or refinance their homes. In response to these trends, we have slowed down the purchase of residential loans and tightened consumer home equity loan underwriting requirements for new loans and froze certain borrowers’ home equity loan commitments where borrowers’ current credit scores were significantly lower than at the date of loan origination or where current collateral values were substantially lower than at loan origination. Additionally, our non-performing loans and loan delinquencies trends have steadily worsened throughout 2008 resulting in higher allowances for loan losses for all loan products. We believe that if real estate market conditions and the economy in general do not stabilize in Florida and nationally, we would expect an increase in loan delinquencies and non-accrual loan balances as well as additional provisions for loan losses in future periods.
          The increase in provision for loan losses during 2008 compared to 2007 was primarily the result of unfavorable trends in our commercial residential development, consumer home equity and small business loan portfolios as well as significant charge-offs in our commercial real estate and consumer home equity loan portfolios. As a consequence, we increased the allowance for loan losses for all loan products during 2008. The majority of the commercial loan charge-offs were associated with commercial residential development loans; however, during the latter half of 2008 we began incurring charge-offs and establishing specific reserves on commercial loans collateralized by office buildings and retail shopping centers. Also during 2008 we incurred substantial charge-offs in our home equity loan portfolio as the current economic recession has eroded our borrowers’ ability to service the loans and the collateral values have continued to decline throughout 2008.
          The increase in the provision for loan losses during 2007 compared to 2006 primarily resulted from the rapid deterioration in the Florida real estate market and the associated rapid increase in non-performing loans. The $70.8 million provision for loan losses for the year ended December 31, 2007 includes certain specific reserves associated with commercial residential development loans placed on non-accrual during the year ended December 31, 2007. These loans were all collateral dependent and the specific reserve was established by estimating the fair value of the collateral less cost to sell. The remaining increase in the provision for loan losses during 2007 primarily resulted from an increase in the allowance for loan losses associated with the commercial residential development loan portfolio and to a lesser extent the consumer home equity loan portfolio.

          During prior periods we discontinued the origination of syndication, lease financings and indirect consumer loans and made major modifications to the underwriting process for small business loans (collectively, “discontinued loan products”.) We experienced net recoveries from discontinued loan products for each of the years in the five year period ended December 31, 2008. These discontinued loan products resulted in significant losses in periods prior to 2003. As a result of this experience we changed our credit policies to focus our loan production on collateral based loans.
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

	December 31, 2008			December 31, 2007			December 31, 2006
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans

Commercial business	$3,173	2.22%	3.15%	2,668	2.04%	2.65%	2,359	1.50%	3.07%
Commercial real estate	75,850	5.44	30.69	72,948	4.51	32.78	24,632	1.28	37.54

Small business	8,133	2.49	7.20	4,576	1.44	6.43	4,495	1.58	5.57
Residential real estate	6,034	0.31	42.56	4,177	0.19	43.82	4,242	0.20	42.33
Consumer — direct	32,382	4.35	16.40	9,651	1.37	14.32	7,874	1.34	11.49
Discontinued loan products	—	—	—	—	—	—	—	—	—

Total assigned	125,572			94,020			43,602

Unassigned	—	N/A	N/A	—	N/A	N/A	—	N/A	N/A

	$125,572	2.76	100.00	94,020	1.90	100.00	43,602	0.85	100.00

	December 31, 2005			December 31, 2004
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans

Commercial business	$1,988	2.30%	1.63%	2,507	2.94%	1.59%
Commercial real estate	17,984	0.75	45.20	23,345	0.92	47.28

Small business	2,640	1.12	4.43	2,403	1.26	3.55
Residential real estate	2,592	0.13	38.53	2,565	0.12	38.57

	December 31, 2005			December 31, 2004
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans

Consumer — direct	6,354	1.17	10.19	4,281	0.90	8.86
Discontinued loan products	156	12.92	0.02	1,431	17.27	0.15

Total assigned	31,714			36,532

Unassigned	9,478	N/A	N/A	9,478	N/A	N/A

	$41,192	0.78	100.00	46,010	0.86	100.00

          Commercial real estate loans account for a large portion of the allowance for loan losses for each of the years in the five year period ended December 31, 2008. The commercial real estate loan allowance from December 31, 2004 through December 2005 primarily reflected allowance for loan losses based on increases or decreases in high balance loans. The increase in the allowance for commercial real estate loans during 2006 was associated with a slow-down in the homebuilding industry. The substantial increase in the commercial real estate allowance for loan losses during 2007 and 2008 resulted in large part from a rapid deterioration in the Florida real estate market, generally, and the significant downturn in the residential real estate market. During 2008 and 2007, home sales and median home prices declined significantly on a year-over-year basis in all major metropolitan areas in Florida, with conditions deteriorating rapidly during the fourth quarter of 2008 in response to the overall loss of confidence in the financial markets. The housing industry is experiencing its worst downturn in 17 years and market conditions in the housing industry have continued to worsen throughout 2008 and into 2009 reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new construction resulting in a significant over-supply of housing inventory, and increased foreclosure rates. Additionally, the allowance for loan losses was also increased to reflect higher estimated inherit losses in our commercial non-residential loan portfolio as the current economic recession and credit market instability have contributed to higher non-performing loans in this loan product. These loans have performed better during 2007 and 2008 than commercial residential development loans as the underlying collateral associated with these loans are generally income producing. However, if economic conditions do not improve, there is no assurance that we will not experience delinquencies and charge-offs in our commercial non-residential loan portfolio comparable to the levels experienced during 2007 and 2008 in our commercial residential development loan portfolios.
          There are three categories of loans in our commercial residential development loan portfolio that have resulted in the majority of the increase in our commercial real estate allowance for loan losses. The loan balance in these categories aggregated $303.7 at December 31, 2008. These categories are as follows:
          The “builder land bank loan” category consists of 7 loans and aggregates $62.4 million at December 31, 2008. This category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders. These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the sale of the property pursuant to the options. If the lots are not sold as originally anticipated, BankAtlantic anticipates that the borrower may not be in a position to service the loan, with the likely result being an increase in nonperforming loans and loan losses in this category. The number of homebuilders who have publicly announced that they are, or are contemplating, terminating these options or seeking bankruptcy protection substantially increases the risk that the lots will not be acquired as contemplated. Four loans in this category totaling $40.4 million were on non-accrual at December 31, 2008.
          The “land acquisition and development loan” category consists of 25 loans and aggregates $165.8 million and generally consists of loans secured by residential land which is intended to be developed by the borrower and sold to homebuilders. These loans are generally underwritten more stringently than builder land bank loans, as an option agreement with a regional or national builder did not exist at the origination date. Three loans in this category totaling $33.2 million were on non-accrual at December 31, 2008.
          The “land acquisition, development and construction loan” category consists of 14 loans and aggregates $75.5 million. This category generally consists of loans secured by residential land which will be fully developed by the borrower who may also construct homes on the property. These loans generally involve property with a longer investment and development horizon, are guaranteed by the borrower or individuals and/or are secured by additional collateral or equity such that it is expected that the borrower will have the ability to service the debt for a longer period of time. Three loans in this category totaling $18.5 million were on non-accrual at December 31, 2008.
          The allowance for consumer loans has increased for each of the years in the five year period ended December 31, 2008. This increase during 2004 through 2006 was largely associated with the growth in outstanding home equity loans throughout the period and the change in policy during 2004 to permit higher loan-to-value ratio loans based on Beacon scores. The significant increase in the consumer loan portfolio allowance for loan losses during 2008 compared to 2007 was primarily due to a significant increase in consumer home equity loan charge-offs, higher non-performing loans and adverse delinquency trends. Residential property values in Florida have significantly declined and the State unemployment rate in Florida has almost doubled from 4.5% at December 31, 2007 to 8.1% at December 31, 2008. The increased unemployment rate has resulted in adverse delinquency trends and declining property values resulted in higher credit losses and an increased allowance for loan losses.
          The increase in the allowance for loan losses for consumer loans during 2007 compared to 2006 reflects unfavorable home equity loan delinquency trends, higher non-performing home equity loans and a significant increase in charge-offs during the fourth quarter of 2007.
          The allowance for residential loan losses increased during 2006 compared to 2005 and 2004 primarily associated with higher loan balances. During 2007 the allowance was maintained at 2006 levels as the portfolio experienced minimal credit losses and no adverse delinquency trends. During 2008, as property values nationwide plummeted and unemployment rates increased, our residential loan portfolio began experiencing unfavorable delinquency trends and increased charge-offs. As a consequence of these adverse trends the residential allowance for loan losses increased by 44% during 2008 compared to 2007.
          The allowance for small business loan losses increased during 2006 compared to 2005 and 2004 primarily associated with higher loan balances. During 2007 the allowance was maintained at 2006 levels as delinquency trends and credit losses remained at 2006 levels. As economic conditions worsened during the latter half of 2008, we began experiencing adverse trends and higher credit losses in our small business loan portfolio. In response to these adverse trends we increased the small business allowance for loan losses by 78% at December 31, 2008 compared to December 31, 2007.

          BankAtlantic’s Non-performing Assets and Potential Problem Loans (dollars in thousands):

	December 31,
	2008	2007	2006	2005	2004

NONPERFORMING ASSETS

Tax certificates	$1,441	2,094	632	388	381

Residential	34,734	8,678	2,629	5,981	5,538

Commercial (2)(3)	161,947	165,818	—	340	1,067

Small business	4,644	877	244	9	88

Consumer	6,763	3,218	1,563	471	1,210

Total non-accrual assets	209,529	180,685	5,068	7,189	8,284

Residential real estate owned	2,285	413	617	86	309

Commercial real estate owned	16,500	16,763	21,130	881	383

Small business real estate owned	260	—	—	—	—

Consumer	—	40	—	—	—

Total repossessed assets	19,045	17,216	21,747	967	692

Total nonperforming assets	$228,574	197,901	26,815	8,156	8,976

Total nonperforming assets as a percentage of:

Total assets	4.00	3.21	0.43	0.13	0.15%

Loans, tax certificates and real estate owned	4.95	4.10	0.55	0.17	0.19%

TOTAL ASSETS	$5,713,690	6,161,962	6,187,122	6,109,330	6,044,988

TOTAL LOANS, TAX CERTIFICATES AND NET REAL ESTATE OWNED	$4,614,892	4,823,825	4,903,961	4,830,268	4,771,682

Allowance for loan losses	$125,572	94,020	43,602	41,192	46,010

Tax certificates	$213,534	188,401	199,090	166,697	170,028

Allowance for tax certificate losses	$6,064	3,289	3,699	3,271	3,297

	December 31,
	2008	2007	2006	2005	2004

OTHER POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more (1)	$15,721	—	—	—	—

Performing impaired loans	—	—	163	193	320

Restructured loans	25,843	2,488	—	77	24

TOTAL POTENTIAL PROBLEM LOANS	$41,564	2,488	163	270	344

(1)	The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement.

(2)	$121.9 million of impaired loans had specific reserves of $29.2 million and no additional specific reserves were determined to be required on the remaining impaired loans.

(3)	Excluded from the above table as of December 31, 2008 were $79.3 million of residential commercial loans that were transferred to a work-out subsidiary of the Parent Company in March 2008.
          Non-performing assets were substantially higher at December 31, 2008 and 2007 compared to the prior three years. The large increase reflects higher non-accrual assets. The increase in non-performing assets during 2006 compared to 2005 and 2004 resulted from a repossessed commercial real estate property during 2006. The property was further impaired by $7.2 million during 2007.
          The increase in non-accrual assets at December 31, 2008 compared to December 2007 primarily resulted from higher non-accrual loan balances for residential, consumer-home equity and small business loans. The increase in residential non-accrual loans reflects the general deterioration in the national economy and the residential real estate market as home prices throughout the country continued to decline and it is taking longer than historical time-frames to foreclose on and sell homes.
          During 2008, BankAtlantic experienced higher delinquencies and non-accrual trends for small business loans. Management believes that these trends reflect the deteriorating economic environment generally and in Florida in particular.
          Commercial non-accrual loans at December 31, 2008 remained at December 31, 2007 levels as BankAtlantic moved $203.6 million of loans to non-accrual, offset by $101.5 million of non-accrual loans transferred to a work-out subsidiary of the Parent Company as well as charge-offs and loan repayments during 2008. These loans were mainly commercial residential development loans identified in the high exposure loan categories.
          The substantial increase in non-accrual assets at December 31, 2007 compared to the three prior year periods primarily resulted from placing $151.0 million of commercial residential development loans on non-accrual during the year ended December 31, 2007. Consumer home equity and residential non-accrual loan balances also increased compared to prior periods.
          During the year ended December 31, 2008 and 2007, BankAtlantic modified the terms of certain commercial loans in a “troubled debt restructuring” based on the financial difficulties of the borrowers. The original terms were modified to reduce the cash payments in order to lessen the near term cash requirements of the borrowers’ obligations. While there is no assurance this will be the case, BankAtlantic currently expects to collect all principal and interest on these loans based on the modified loan terms.
          As discussed in Item 1A. Risk Factors and elsewhere in this annual report on Form 10-K, in the event of a sustained decline in real estate markets, and residential real estate in particular, and a slowdown in the economy in general, we may experience further deterioration in the credit quality/performance of our loan portfolio. As a consequence, if conditions do not improve, the residential real estate market declines further, or commercial non-residential real estate markets decline, we will experience an increasing amount of non-performing assets.
BankAtlantic’s Non- Interest Income

          The following table summarizes the significant components of and changes in non-interest income (in thousands):

	For the Years Ended			Change	Change
	December 31,			2008 vs	2007 vs
	2008	2007	2006	2007	2006

Service charges on deposits	$93,905	102,639	90,472	(8,734)	12,167

Other service charges and fees	28,959	28,950	27,542	9	1,408

Securities activities, net	2,395	2,307	657	88	1,650

Income from unconsolidated subsidiaries	1,509	1,219	33	290	1,186

Gains associated with debt redemption	—	—	1,528	—	(1,528)

(Losses) gains on dispositions of office properties and equipment, net	(213)	(1,121)	1,627	908	(2,748)

Gains on sales of loans	265	494	680	(229)	(186)
Other	10,488	9,924	9,305	564	619

Non-interest income	$137,308	144,412	131,844	(7,104)	12,568

          The lower revenue from service charges on deposits during 2008 compared to 2007 was primarily due to lower overdraft fee income. This decline in overdraft fees primarily resulted from lower net overdraft assessments and more stringent criteria for allowing customer overdrafts in response to increasing check losses. Also contributing to reduce fee income was a decline in new deposit account openings resulting, in part, from a management decision to reduce overall marketing and advertising expenses and the competitive deposit gathering environment. BankAtlantic has implemented an overdraft fee increase effective March 1, 2009 to cover increasing costs of processing and collecting overdrafts.
          The higher revenue from service charges on deposits for 2007 compared to 2006 primarily resulted from growth in overdraft fee income. Management believes that the increase in overdraft fee income resulted from an increase in the number of deposit accounts, a 7% increase in the amount charged for overdrafts beginning July 2006 and a change in policy during 2006 allowing certain customers to incur debit card overdrafts.
          Other service charges and fees during 2008 remained at 2007 levels as higher ATM fees from cruise ships was offset by lower debit card transaction volume. Also, the decline in the number of new deposit account openings during 2008 had the effect of lowering service charge fees. We anticipate that the transaction volume may continue to decline if current economic conditions do not improve or if the number of point-of-sale transactions declines.
          The increase in other service charges and fees during 2007 compared to 2006 was primarily due to higher interchange and surcharge income associated with an increased volume of customer transactions. The increase in service card fees during 2007 was partially offset by the elimination of check card annual fees as of January 1, 2007 in response to competitive market conditions. The higher interchange volume reflects a substantial increase in the number of debit cards issued associated with the opening of new accounts.
          Securities activities, net during the year ended December 31, 2008 includes $1.0 million of gains from the sales of MasterCard International stock obtained in MasterCard’s initial public offering in September 2006. Additionally, BankAtlantic sold $210.4 million of agency securities and realized gains of

$0.9 million. The agency securities were sold to increase the average maturities of the investment portfolio in response to changes in the interest rate environment. BankAtlantic also recognized gains of $0.4 million in connection with the execution of covered calls on its agency securities portfolio.
          Securities activities, net during the year ended December 31, 2007 includes $3.4 million of gains from the sales of MasterCard International stock. This gain was partially offset by $1.6 million of realized losses from the sale of $399.2 million of municipal securities and $105.8 million of agency securities available for sale. The municipal securities were sold because the lower tax-free returns on these securities were not beneficial to the Company in light of the losses incurred during 2007 and the agency securities were sold in response to changes in market interest rates and related changes in the securities’ prepayment risk.
          Securities activities, net during the year ended December 31, 2006 resulted from $458,000 of proceeds received in connection with the MasterCard International initial public offering and a $172,000 net gain realized from the sale of agency securities.
          Income from unconsolidated subsidiaries for 2008 and 2007 represents $1.0 million and $1.6 million, respectively, of equity earnings from joint ventures that manage income producing rental real estate properties and $0.5 million and $0.2 million, respectively, of equity earnings in a joint venture that factors receivables.
          Gains associated with debt redemption for 2006 were the result of gains realized on the prepayment of FHLB advances. BankAtlantic prepaid these advances as part of a strategy to reduce the net effect of an asset sensitive portfolio on its net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.
          Loss on the disposition of property and equipment during the year ended December 31, 2008 and 2007 primarily represents the write-off of leasehold improvements associated with the relocation of stores and the consolidation of back-office facilities. Gain on sale of bank facilities during the year ended December 31, 2006 primarily resulted from an exchange of branch facilities with another financial institution. The financial institution had a surplus branch facility from a recent acquisition and BankAtlantic was searching for a suitable branch site in that general location. As consideration for this surplus branch, BankAtlantic exchanged a branch with the financial institution and recorded a $1.8 million gain equal to the appraised value of the branch transferred less its carrying value.
          Gains on loan sales during each of the years in the three year period ended December 31, 2008 were primarily from the sale of residential loans originated with the assistance of independent mortgage brokers and the sale of Community Reinvestment Act qualified loans to other financial institutions.
          The increase in other non-interest income for 2008 compared to 2007 was primarily the result of $1.4 million of higher commissions earned on the sale of investment products to our customers. This increase in other non-interest income was partially offset by a $1.1 million decline in fee income from the outsourcing of our check clearing operation as historically low short-term interest rates reduced our earnings credit on outstanding checks.
          The decline in other non-interest income for the year ended December 31, 2007 compared to the same 2006 period reflects a $0.4 million deposit forfeited during 2006 by a potential buyer of a portion of BankAtlantic’s old corporate headquarters property. Additionally, corporate overhead fees received from BFC were $0.2 million lower during 2007 compared to 2006.
BankAtlantic’s Non- Interest Expense
          The following table summarizes the significant components and changes in non-interest expense (in thousands):

	For the Years Ended			Change	Change
	December 31,			2008 vs	2007 vs
	2008	2007	2006	2007	2006

Employee compensation and benefits	$125,851	148,758	146,099	(22,907)	2,659
Occupancy and equipment	64,774	65,840	57,291	(1,066)	8,549
Advertising and promotion	16,056	19,684	34,659	(3,628)	(14,975)
Check losses	8,767	11,476	8,615	(2,709)	2,861
Professional fees	10,979	8,266	7,653	2,713	613
Supplies and postage	4,580	6,078	6,833	(1,498)	(755)
Telecommunication	4,430	5,552	4,774	(1,122)	778
Amortization of intangible assets	1,359	1,437	1,561	(78)	(124)
Cost associated with debt redemption	1,238	—	1,457	1,238	(1,457)
Provision for tax certificates	7,286	300	300	6,986	—
Restructuring charges, impairments and exit activities	7,395	8,351	—	(956)	8,351
Impairment of real estate held for sale	1,169	5,240	—	(4,071)	5,240
Impairment of real estate owned	1,465	7,299	9	(5,834)	7,290
Impairment of goodwill	48,284	—	—	48,284	—
Other	26,990	25,617	24,197	1,373	1,420

Total non-interest expense	$330,623	313,898	293,448	16,725	20,450

          BankAtlantic’s non-interest expense for 2008, excluding $59.6 million of impairments, restructuring charges and costs associated with debt redemptions, was $271.1 million compared to $293.0 million and $292.0 million during 2007 and 2006, respectively. During 2008, in response to the adverse economic environment, we delayed our store expansion program, consolidated certain back-office facilities, sold five central Florida stores, renegotiated vendor contracts, continued staff reductions, out-sourced certain back-office functions and initiated targeted expense reduction programs. Management’s focus on reducing expenses and increasing operating efficiencies is on-going and BankAtlantic anticipates further expense reductions during 2009. Management is continuing to explore opportunities to reduce operating expenses and increase future operating efficiencies; however, there is no assurance that we will be successful in these efforts.
          The substantial decline in employee compensation and benefits during the year ended December 31, 2008 compared to the same 2007 period resulted primarily from workforce reductions in March 2007 and April 2008, attrition as well as declines in personnel related to the implementation in December 2007 of reduced store lobby and call center hours. In March 2007, BankAtlantic reduced its work force by 225 associates, or 8%, and in April 2008 BankAtlantic’s work force was further reduced by 124 associates, or 6%. As a consequence of the work force reductions and normal attrition, the number of full-time equivalent employees declined from 2,618 at December 31, 2006 to 1,770 at December 31, 2008, or 32%, while the store network expanded from 88 stores at December 31, 2006 to 101 stores at December 31, 2008. Performance bonuses during 2008 were $3.6 million lower than in 2007 reflecting lower loan originations and deposit growth. Share-based compensation expense was also lower for 2008 compared to 2007. The Company did not grant share based awards during 2008 and reversed prior period share based compensation expense as the forfeiture rate on outstanding options was increased from 18% to 40% reflecting the significant reduction in the workforce during 2008.
          Employee compensation and benefits expenses for 2007 increased slightly from 2006. This increase was due to the additional employees associated with the opening of 15 stores during 2007 and the opening of 13 stores throughout 2006. These increases in compensation expenses were partially offset by reductions of performance bonuses in 2007 and the March 2007 workforce reductions. Performance bonuses were $4.3 million lower during 2007 compared to 2006, resulting in part from the elimination of executive management cash bonuses. During the year ended December 31, 2007, the number of full-time equivalent BankAtlantic employees declined from 2,618 at December 31, 2006 to 2,385 at December 31, 2007.

     Occupancy and equipment expenses for 2008 declined slightly from 2007. During the year ended December 31, 2008, BankAtlantic consolidated two call center operations into one call center in Orlando, Florida, sold five central Florida stores to an unrelated financial institution, terminated certain back-office lease agreements in consolidating back-office operations and renegotiated various vendor contracts. The above expense reduction actions were partially offset by higher depreciation and real estate tax expenses associated with the 2007 store network expansion initiatives.
     The significant increase in occupancy and equipment during 2007 compared to 2006 primarily resulted from the expansion of the store network and back-office facilities to support a larger organization. BankAtlantic entered into various operating lease agreements relating to current and future store expansion as well as for back-office facilities. BankAtlantic also incurred higher operating costs for real estate taxes, guard services, and utilities associated with the above growth and expansion initiatives.
     As a consequence of slowing new account growth and a changing economic environment, management decided during the fourth quarter of 2006 to reduce advertising expenses. Reflecting that decision, advertising expenses during 2008 and 2007 were significantly lower than 2006. The decline in advertising expenses for 2008 compared to 2007 primarily resulted from lower promotional costs for store grand openings and a management decision to reduce overall marketing as part of an expense reduction initiative. BankAtlantic opened 15 stores during 2007 and 3 during 2008.
     BankAtlantic experienced an increase in check losses from 2006 to 2007. The higher check losses during 2007 were primarily related to significant increase in the volume of checking account overdrafts relating to the increased number of checking accounts and the slowing economy. Stringent overdraft policies were implemented, coupled with a decline in new account growth, resulting in lower check losses during 2008.
     The higher professional fees for 2008 compared to 2007 primarily resulted from increased litigation costs and legal fees as well as higher supervisory and examination fees. The litigation cost was associated with our tax certificate activities while the higher legal fees were mainly associated with loan foreclosure actions and class action lawsuits. Management believes that the current economic environment as well as the above lawsuits may result in continued elevated legal costs in subsequent periods. The supervisory and exam fees related to increased consulting fees in connection with a review of our commercial loan portfolio and regulatory compliance.
     The increase in professional fees during 2007 compared to 2006 reflects higher litigation reserves and legal fees associated with loan work-outs and pending litigation relating to commercial residential real estate loans and the tax certificate portfolio.
     The decrease in supplies and postage during each of the years in the three year period ended December 31, 2008 reflects overall expense reduction initiatives and the conversion of certain deposit customers to electronic bank statements.
     The lower telecommunication costs for 2008 compared to 2007 primarily resulted from switching to a new vendor on more favorable terms. The increase in telecommunication expenses for 2007 compared to 2006 was directly related to BankAtlantic’s growth initiatives and store expansion.
     Amortization of intangible assets consisted of the amortization of acquired core deposit intangible assets, which are being amortized over an estimated life of ten years.
     The costs associated with debt redemptions were the result of prepayment penalties incurred upon the prepayment of FHLB advances in 2008 and 2006. The prepayments in 2008 were part of an initiative to improve our net interest margin as current short term borrowing interest rates are at historical lows. The prepayments during 2006 were part of a market risk strategy to reduce the effect of an asset sensitive portfolio on BankAtlantic’s net interest margin by shortening the average maturity of its outstanding interest-bearing liabilities.

     The significant increase in the provision for tax certificates losses during 2008 compared to 2007 and 2006 reflects higher charge-offs and increases in the allowance for tax certificate losses for certificates acquired through bulk purchases in distressed Midwestern States. We ceased the bulk acquisition of tax certificates and our out-of-state tax certificate portfolio was reduced through redemptions.
     Restructuring charges, impairments and exit activities during 2008 reflect a $2.2 million severance charge in connection with the April 2008 workforce reduction, and $5.0 million of asset impairments and lease obligation costs associated with management’s plan to sell properties or terminate leases associated with our decision to suspend the store expansion initiative. Also included in restructuring charges is a $0.3 million loss on the sale of five central Florida stores to an unrelated financial institution.
     The restructuring charges, impairments and exit activities during 2007 reflect the March 2007 workforce reduction and impairment and lease obligation costs associated with our decision to suspend the store expansion initiative.
     During the year ended December 31, 2008 and 2007, BankAtlantic recognized impairment charges on a real estate development acquired in connection with the acquisition of a financial institution during 2002. The development was written down to fair value based on updated indications of value. During 2008, BankAtlantic sold all vertical construction associated with the development and the remaining real estate inventory consists of developed and undeveloped lots.
     Impairment of real estate owned during 2008 was primarily associated with properties acquired through tax certificate activities in distressed areas of the country. Real estate owned impairments during 2007 primarily resulted from a $7.2 million write-down associated with a real estate development acquired when BankAtlantic took possession of the collateral securing a land acquisition and development loan during the fourth quarter of 2006.
     The Company tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Based on the results of its impairment evaluation, the Company recorded an impairment charge of $48.3 million in 2008. All goodwill in the amount of $31.0 million and $17.3 million, respectively, relating to the Company’s commercial lending and community banking reporting units was determined to be impaired. However, goodwill associated with the Company’s capital services, tax certificates and investment reporting units of $13.1 million, $4.7 million and $4.4 million, respectively, was determined to not be impaired. The impairments in our community banking and commercial lending business units reflect the on-going downward trends in the financial services industry affecting the Company’s market capitalization and the credit quality of BankAtlantic’s loan portfolios. BankAtlantic may recognize additional goodwill impairment charges of up to $22.2 million in subsequent periods if economic conditions do not improve.
     The higher other expenses during 2008 compared to 2007 primarily resulted from a $2.3 million increase in BankAtlantic’s deposit premium assessments as the credit held by BankAtlantic against its deposit premium assessments relating back to the early 1990’s was exhausted and BankAtlantic began paying the full deposit premium during the second quarter of 2008. BankAtlantic anticipates its deposit assessment premium to significantly increase during 2009 as the FDIC has adopted a restoration plan that will increase the rates banks pay for deposit insurance. BankAtlantic also incurred $3.3 million of increased property maintenance costs associated with real estate owned and non-performing loans. These increases in other expenses were partially offset by lower general operating expenses directly related to management’s expense reduction initiatives.
     The higher other expenses for the year ended December 31, 2007 compared to the same 2006 period reflect higher shared services allocations from BFC for human resources and risk management services as well as increased insurance costs.
BankAtlantic’s Provision for Income Taxes

	For the Years Ended			Change	Change
	December 31,			2008 vs	2007 vs
($ in thousands)	2008	2007	2006	2007	2006

(Loss) income before income taxes	$(135,050)	(40,818)	49,427	(94,232)	(90,245)
(Provision) benefit for income taxes	(31,094)	21,378	(13,105)	(52,472)	34,483

BankAtlantic net (loss) income	$(166,144)	(19,440)	36,322	(146,704)	(55,762)

Effective tax rate	-23.02%	52.37%	26.51%

     The difference between the effective tax rate and the expected federal income tax rate of 35% during 2008 was primarily due to the disallowance of tax benefits associated with the current year losses and net deferred tax assets as a result of the establishment of a deferred tax valuation allowance. Due to BankAtlantic’s recent history of losses and the significant ongoing deterioration in economic conditions, BankAtlantic recorded a $66.9 million deferred tax asset valuation allowance representing the entire amount of its net deferred tax assets as of December 31, 2008.
     The difference in the effective tax rate and the expected federal income tax rate during 2007 and 2006 was primarily due to tax exempt income from municipal securities and benefits for state taxes due to allocations of earnings or losses among various state tax jurisdictions. BankAtlantic’s entire portfolio of tax-exempt securities was sold during the fourth quarter of 2007.

Parent Company Results of Operations
     The following table is a condensed income statement summarizing the Parent Company’s segment results of operations (in thousands):

	For the Years Ended			Change	Change
	December 31,			2008 vs	2007 vs
	2008	2007	2006	2007	2006

Net interest income (expense):
Interest income on loans	$261	—	—	261	—
Interest and dividend income on investments	1,184	2,320	2,448	(1,136)	(128)
Interest expense on Junior subordinated debentures	(21,262)	(23,054)	(21,933)	1,792	(1,121)

Net interest (expense)	(19,817)	(20,734)	(19,485)	917	(1,249)
Provision for loan losses	(24,418)	—	—	(24,418)	—

Net interest (expense) after provision	(44,235)	(20,734)	(19,485)	(23,501)	(1,249)

Non-interest income:
Income from unconsolidated subsidiaries	600	1,281	1,634	(681)	(353)
Securities activities, net	(356)	6,105	9,156	(6,461)	(3,051)
Other income	1,027	824	23	203	801

Non-interest income	1,271	8,210	10,813	(6,939)	(2,603)

Non-interest expense:
Employee compensation and benefits	3,046	2,421	4,705	625	(2,284)
Advertising and promotion	279	317	408	(38)	(91)
Professional fees	1,782	424	638	1,358	(214)
Other	3,634	1,080	1,028	2,554	52

Non-interest expense	8,741	4,242	6,779	4,499	(2,537)

Loss before income taxes	(51,705)	(16,766)	(15,451)	(34,939)	(1,315)
(Provision) benefit for income taxes	(1,395)	6,194	6,008	(7,589)	186

Parent Company loss	$(53,100)	(10,572)	(9,443)	(42,528)	(1,129)

     Parent company interest on loans during 2008 represented interest income on a $2.3 million commercial business loan that was returned to an accrual status as the borrower’s cash flow improved upon obtaining a tenant for the property serving as collateral.
     Interest and dividend income on investments during each of the years in the three year period ended December 31, 2008 was primarily interest and dividends associated with a portfolio of debt and equity securities managed by a money manager as well as earnings from a reverse repurchase account with BankAtlantic. Earnings from the BankAtlantic reverse repurchase account were $0.2 million, $0.3 million and $0.2 million during the years ended December 31, 2008, 2007 and 2006, respectively. The significant decline in interest and dividends on investments during 2008 resulted from the liquidation of the $54.2 million managed investment portfolio during the first quarter of 2008.
     Interest expense for the years ended December 31, 2008, 2007 and 2006 consisted primarily of debt service on the Company’s junior subordinated debentures. The decline in interest expense during 2008 compared to 2007 resulted from lower average interest rates in 2008 partially offset by higher average borrowings. Average rates on junior subordinated debentures decreased from 8.29% during the year ended December 31, 2007 to 7.14% during the same 2008 period as a result of lower short-term interest rates during 2008 compared to 2007. As previously discussed, the Company elected during the first quarter of 2009 to defer the payment of interest on all of its junior subordinated debentures, and may continue to defer interest payments for up to 20 consecutive quarterly periods. During the deferral period, interest will continue to accrue on the debentures and on the accrued interest, and the Company will continue to recognize such deferred interest as interest expense in its financial statements. The Company’s junior subordinated debentures average balances were $294.2 million during 2008 compared to $277.9 million during the same 2007 period. The increase in interest expense during 2007 compared to 2006 primarily resulted from the issuance of $25.8 million and $5.1 million of junior subordinated debentures in June 2007 and September 2007, respectively. The average balance of junior subordinated debentures during the year ended December 31, 2006 was $263.3 million.
     To provide greater flexibility in holding and managing non-performing loans and to improve BankAtlantic’s financial condition, the Parent Company formed a new asset workout subsidiary which acquired non-performing commercial and commercial residential real estate loans from BankAtlantic for $94.8 million in cash on March 31, 2008. BankAtlantic transferred $101.5 million of non-performing loans to the Parent Company’s subsidiary at the loan’s carrying value inclusive of $6.4 million in specific allowances for loan losses and $0.3 million of escrow balances. The work-out subsidiary of the Parent Company entered into a servicing arrangement with BankAtlantic with respect to these loans.
     The composition of non-performing loans acquired from BankAtlantic as of March 31, 2008 was as follows:

(in thousands)	Amount
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$32,039
Land acquisition and development	19,809
Land acquisition, development and Construction	34,915

Total commercial residential real estate	86,763
Commercial non-residential real estate	14,731

Total non-accrual loans	101,494
Allowance for loan losses — specific reserves	(6,440)

Non-accrual loans, net	$95,054

     The composition of the transferred non-performing loans as of December 31, 2008 was as follows:

December 31,
(in thousands)	2008
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$22,019
Land acquisition and development	16,759
Land acquisition, development and Construction	29,163

Total commercial residential real estate	67,941
Commercial non-residential real estate	11,386

Total non-accrual loans	79,327
Allowance for loan losses — specific reserves	(11,685)

Non-accrual loans, net	$67,642

     Additionally, during the year ended December 31, 2008, $2.3 million of loans held by the asset work-out subsidiary was changed to accrual status and the Company received $1.1 million of loan repayments.
     The provision for loan losses during the year ended December 31, 2008 resulted from $19.2 million of charge-offs on non-performing loans and an increase of specific reserves of $5.2 million. These additional impairments were associated with nonperforming commercial residential real estate loans, and were due to updated loan collateral fair value estimates reflecting the continued deterioration in the Florida residential real estate market. As previously stated, if market conditions do not improve in the Florida real estate market, additional provisions for loan losses and charge-offs may be required in subsequent periods.
     Income from unconsolidated subsidiaries during 2008, 2007 and 2006 represents $0.6 million, $0.7 million and $0.6 million, respectively, of equity earnings from trusts formed to issue trust preferred securities and $0, $0.6 million, and $1.0 million of equity earnings in income producing real estate joint ventures during the years ended December 31, 2008, 2007 and 2006, respectively. The business purpose of the joint ventures was to manage certain rental properties with the intent to sell the properties in the foreseeable future. The Parent Company’s joint ventures were liquidated and the Parent Company is not currently investing in joint ventures.
     During 2008, the Parent Company sold $54.2 million of equity securities from its managed investment portfolio, $108.4 million of Stifel common stock and warrants to acquire 722,586 shares of Stifel common stock for a net gain of $4.2 million. The majority of the $181.8 million of proceeds from the sale of securities and warrants were used to purchase $94.5 million of non-performing loans from BankAtlantic and to contribute $65 million of capital to BankAtlantic. The Parent Company also recognized other-than-temporary impairment charges of $4.6 million associated with an investment in a private limited partnership and an equity investment in a private placement.
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
     Other income during the year ended December 31, 2008 and 2007 represents fees charged to BankAtlantic for executive management services. These fees are eliminated in the Company’s consolidated financial statements.
     The Company’s compensation expense during the years ended December 31, 2008, 2007 and 2006 represents salaries and bonuses for executive officers of the Company as well as recruitment expenses. The lower compensation expense during 2007 compared to 2006 and 2008 primarily reflects the elimination of performance bonuses during 2007. Compensation expense during 2008 also included a $0.6 million reduction in share-based compensation as the forfeiture rate was increased from 18% to 40% to reflect updated historical forfeiture experience. Additional compensation expense during 2006 included payroll taxes associated with the exercise of stock options. Share-based compensation expense was $1.2 million for each of the years in the two year period ended December 31, 2007 and $0.6 million during the year ended December 31, 2008.
     Advertising costs during each of the years in the three year period ended December 31, 2008 represents investor relations expenditures and the cost of shareholder correspondence and the annual meetings.

     During 2008 the Parent Company incurred higher professional fees associated with a securities class-action lawsuit filed against the Company and the formal investigation into the class-action lawsuit matter by the Securities and Exchange Commission. Also included in professional fees during 2008 were legal costs incurred associated with servicing the non-performing loans held in a work-out subsidiary of the Parent Company. Professional fees during 2006 and 2007 were primarily legal costs for general corporate matters.
     The increase in other expenses during the year ended December 31, 2008 compared to the same periods during 2007 and 2006 reflect $2.5 million for property maintenance costs for non-performing loans in the process of foreclosure. The Parent Company also incurred $0.2 million of loan servicing fees from BankAtlantic related to the loans held by the asset workout subsidiary. Also included in other expenses for the years ended December 31, 2008, 2007 and 2006 were fees paid to BFC for investor relations, risk management and executive management personnel services provided to the Company by BFC.
     The Parent Company recognized a provision for income taxes of $1.4 million in 2008 and an income tax benefit of $6.2 million and $6.0 million in 2007 and 2006, respectively. These amounts represent effective tax rates of 2.65%, 36.94% and 38.88% for 2008, 2007 and 2006, respectively. The change in the Company’s effective tax rate in 2008 from 2007 and 2006 was primarily due to the disallowance of tax benefits associated with the Parent Company’s current year loss as a result of a deferred tax valuation allowance established during 2008. The Company’s 2005 and 2007 Federal income tax returns are currently under examination by the Internal Revenue Service.
BankAtlantic Bancorp Consolidated Financial Condition
     Total assets at December 31, 2008 were $5.8 billion compared to $6.4 billion at December 31, 2007. The changes in components of total assets from December 31, 2007 to December 31, 2008 are summarized below:
•	Higher cash and due from depository institution balances resulting from additional cash at automated teller machines and cash on hand;

•	Increase in federal funds sold and short term investments associated with daily treasury management;

•	Decrease in securities available for sale and financial instruments reflecting the sale of Stifel common stock, the sale of Stifel warrants, the liquidation of managed fund equity investments held by the Parent Company and principal repayments on agency securities;

•	Decrease in investment securities at cost primarily resulting from the sale of Stifel common stock and certain private equity securities;

•	Increase in tax certificate balances primarily due to higher Florida tax certificate acquisitions;

•	Decline in FHLB stock related to lower FHLB advance borrowings;

•	Decrease in loan receivable balances associated with a $43.2 million increase in the allowance for loan losses as well as lower residential loan balances partially offset by higher small business, commercial business and home equity loan balances;

•	Lower real estate held for development and sale balances associated with impairments and the sale of inventory of homes at a real estate development;

•	Decrease in office properties and equipment primarily due to the sale of five central Florida stores to an unrelated financial institution as well as the disposal of properties in connection with the on-going consolidation of back-office facilities;

•	Decrease in deferred tax asset, net due to the establishment of a deferred tax asset valuation allowance;

•	Decrease in goodwill associated with the recognition of a $48.3 million goodwill impairment; and

•	Decline in other assets reflecting the receipt of income tax refunds associated with the carry-back of taxable losses for the year ended December 31, 2007.

     The Company’s total liabilities at December 31, 2008 were $5.6 billion compared to $5.9 billion at December 31, 2007. The changes in components of total liabilities from December 31, 2007 to December 31, 2008 are summarized below:
•	Lower non-interest-bearing deposit balances primarily reflecting the migration of non-interest bearing deposits to interest-bearing NOW accounts as BankAtlantic promoted higher interest rate NOW accounts during 2008 in response to greater competition;

•	Decline in insured savings and money market accounts primarily reflecting deposit outflows resulting from interest rate reductions on high yield account products as high rates from prior period promotions were discontinued;

•	Increase in certificate accounts reflecting higher brokered deposit balances as well as a higher interest rate certificate account promotion during 2008;

•	Lower FHLB advance borrowings due to a decline in total assets and the availability of alternative funding sources at lower interest rates;

•	Higher short-term borrowings associated with funds obtained from the Treasury at lower interest rates than alternate funding sources; and

•	Decrease in other liabilities primarily resulting from a decline in accrued interest payable on borrowings associated with significantly lower interest rates at period end.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc.
     The Company’s principal source of liquidity is its cash and investments. The Company also may obtain funds through dividends from its subsidiaries, issuance of equity and debt securities, proceeds from the Ryan Beck sale contingent earn-out arrangement and liquidation of its investments. The Company uses these funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, invest in equity securities and other investments and fund operations. The Company’s 2008 interest expense associated with its junior subordinated debentures was approximately $21.3 million. In order to preserve liquidity in the current difficult economic environment, the Company elected in February 2009 to defer interest payments on all of its outstanding junior subordinated debentures and to cease paying dividends on its common stock. During the year ended December 31, 2008, the Company received $15.0 million of dividends from BankAtlantic which was utilized for debt service on its junior subordinated debentures. The ability of BankAtlantic to pay dividends or make other distributions to the Company in subsequent periods is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic has an accumulated deficit during the prior two years, BankAtlantic is required to file an application to receive approval of the OTS in order to pay dividends to the Company. The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice and there is no assurance that the OTS will approve future capital distributions from BankAtlantic. BankAtlantic has not filed an application with the OTS for approval to pay a dividend since September 2008 and the Company does not expect to receive cash dividends from BankAtlantic during 2009, and possibly longer. However, the Company may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans. The Company’s liquidity focus during 2009 is on providing capital to BankAtlantic, if needed, managing the cash requirements of its asset work-out subsidiary, and funding its operating expenses. The Company is required to provide BankAtlantic with managerial assistance and capital as the OTS may determine necessary under applicable regulations and supervisory standards.
     In February 2009, the Company elected to defer regularly scheduled interest payments on all of the Company’s outstanding junior subordinated debentures relating to its outstanding trust preferred securities. The terms of the junior subordinated debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. The deferral election will begin with respect to regularly scheduled quarterly interest payments aggregating $3.9 million that would otherwise have been made in March and April of 2009. The Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing, appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Company may end the deferral by paying all accrued and unpaid interest.
     The Company has the following cash and investments that provide a source for potential liquidity based on values at December 31, 2008; however, there is no assurance that these investments will maintain such value or that we would receive proceeds equal to estimated fair value upon the liquidation of these investments (see Note 25 to the “Notes to Consolidated Financial Statements” for a discussion of fair value measurements).

	As of December 31, 2008
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value

Cash and cash equivalents	$37,116	—	—	37,116
Equity securities	1,597	—	—	1,597
Private investment securities	2,036	467	—	2,503

Total	$40,749	467	—	41,216

     The Company’s work-out subsidiary had $81.6 million of commercial loans outstanding as of December 31, 2008 that are a potential source of liquidity.
     During the year ended December 31, 2008, the Parent Company sold its holdings of Stifel common stock and warrants, liquidated its managed fund equity securities and sold private investment securities for aggregate net proceeds of $181.9 million. The Parent Company transferred $94.8 million of the cash proceeds from the sale of these assets to BankAtlantic in exchange for the transfer by BankAtlantic of non-performing commercial loans to a wholly-owned asset workout subsidiary of the Parent Company. The Parent Company may consider, among other alternatives, selling interests in the subsidiary to investors in the future. The Parent Company also used a portion of the proceeds from its securities sales to contribute $65 million to BankAtlantic to improve BankAtlantic’s capital base.
     The Stifel agreement also provides for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the merger up to a maximum of $40,000,000 and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceed $25,000,000 during each of the two twelve-month periods immediately following the merger. The contingent earn-out payments will be accounted for when earned as additional proceeds from the exchange of Ryan Beck common stock. During the year ended December 31, 2008, the Company earned $16.6 million in earn-out consideration pursuant to the above agreement. The Company received $11.7 million of this earn-out consideration during 2008 and the remaining estimated consideration of $9.1 million will be payable to the Company. Pursuant to the terms of the Stifel agreement, the Company agreed to indemnify Stifel against certain losses arising out of activities of Ryan Beck prior to its sale. Stifel recently indicated that it believes the thresholds for such obligations have been met and the Company has requested information from Stifel in order to determine if any amounts might be owed. Based on information provided by Stifel, management believes that the obligation, if any, under the Stifel indemnity will not have a material impact on the Company’s financial statements.
     In light of the current challenging economic environment and the desire for the Company to be in a position to provide capital to BankAtlantic, if needed, the Company is considering pursuing the issuance of securities, which could include Class A common stock, debt, preferred stock, warrants or any combination thereof. Any such financing could be obtained through public or private offerings, in privately negotiated transactions or otherwise. Additionally, we could pursue these financings at the Parent Company level or directly at BankAtlantic or both.

Any financing involving the issuance of our Class A common stock or securities convertible or exercisable for our Class A common stock could be highly dilutive for our existing shareholders. There is no assurance that any such financing will be available to us on favorable terms or at all.
     In October 2008, the U.S. Treasury announced the Capital Purchase Program (the “CPP”) to invest capital into U.S. financial institutions pursuant to which institutions may issue senior preferred stock to the Treasury and receive proceeds of up to 3 percent of risk-weighted assets. The Program requires that in conjunction with the issuance of senior preferred shares, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the investment in senior preferred stock with the exercise price equal to the market price of the participating institution’s common stock at the time of approval, calculated on a 20-trading day trailing average. Financial institutions that participate will be subject to certain restrictions and covenants as may be required by the Treasury. The Company and BankAtlantic have submitted an application for CPP funds; however, there is no assurance that the Company or BankAtlantic will participate in the Treasury’s Program or of the amount of any such participation. To date, the Treasury has not acted on the application. In the event we receive approval for participation in the CPP and choose to do so, we expect that we would end the deferral of interest payments on our junior subordinated debentures using existing funds of the Company.
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
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase and federal funds purchased; advances from FHLB; Treasury lending programs; interest payments on loans and securities; and other funds generated by operations. These funds were primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and securities available for sale, deposit cash outflows, acquisitions of properties and equipment, and operating expenses.
     In October 2008, the FDIC announced a Liquidity Guarantee Program. Under this program, certain newly issued senior unsecured debt issued on or before June 30, 2009, would be fully protected in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. This includes promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. Coverage would be limited to the period ending June 30, 2012, even if the maturity exceeds that date. The program may provide BankAtlantic with additional liquidity as certain new borrowings may be guaranteed by the FDIC. The FDIC also announced that any participating depository institution will be able to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts including interest bearing accounts with rates at or below fifty basis points, regardless of dollar amount. This new, temporary guarantee will expire at the end of 2009. BankAtlantic “opted-in” to the additional coverage on qualifying borrowings and non-interest bearing deposits. As a result, BankAtlantic may be assessed a 75-basis point fee on new covered borrowings, and will be assessed a 10-basis point surcharge for non-interest bearing deposit transaction balances exceeding the previously insured amount.
     In October 2008, the FDIC adopted a restoration plan that would increase the rates depository institutions pay for deposit insurance. Under the restoration plan, the assessment rate schedule would be raised uniformly by 7 basis points beginning on January 1, 2009 and beginning with the second quarter of 2009, changes would be made to the assessment rate to increase assessments on riskier institutions. Although we have not been notified of our assessment rate increase, a 7 basis point assessment rate increase would result in $2.8 million of additional annual FDIC assessment premiums for BankAtlantic based on deposits as of December 31, 2008.

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
     The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $967.0 million as of December 31, 2008. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s available borrowings under this line of credit were approximately $672 million at December 31, 2008. BankAtlantic also participated in the Treasury’s term auction program. BankAtlantic had $236.0 million outstanding pursuant to this Treasury program as of December 31, 2008. An additional source of liquidity for BankAtlantic is its securities portfolio. As of December 31, 2008, BankAtlantic had $231 million of un-pledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic has established lines of credit for up to $35 million with other banks to purchase federal funds of which no amounts were outstanding as of December 31, 2008. BankAtlantic is also a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at December 31, 2008, BankAtlantic had $2.3 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program. The amount that can be borrowed under this program is dependent on available collateral. BankAtlantic had no amounts outstanding under this program at December 31, 2008. The above lines of credit are subject to periodic review, may be terminated at any time by the issuer institution and are unsecured. If the current economic trends continue to adversely affect our performance, the above borrowings may be limited, or may not be available to us and BankAtlantic’s liquidity would be materially adversely affected.
     BankAtlantic also has various relationships to acquire brokered deposits, and to execute repurchase agreements, which may be utilized as an alternative source of liquidity, if needed. At December 31, 2008, BankAtlantic had $239.9 million and $47.9 million of brokered deposits and securities sold under agreements to repurchase outstanding. Additionally, BankAtlantic had federal funds sold of $20.8 million and total cash on hand or with other financial institutions of $127.7 million as of December 31, 2008.
     BankAtlantic’s commitments to originate and purchase loans at December 31, 2008 were $38.4 million and $3.0, respectively, compared to $176.9 million and $61.1 million, respectively, at December 31, 2007. At December 31, 2008, total loan commitments represented approximately 0.90% of net loans receivable.
     At December 31, 2008, BankAtlantic had mortgage-backed securities of approximately $47.9 million pledged to secure securities sold under agreements to repurchase, $109.3 million pledged to secure public deposits, $225.4 million pledged to secure term auction facilities and $51.4 million pledged to secure treasury tax and loan accounts.
     A significant source of our liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of our loan portfolio and securities available for sale at December 31, 2008. The total amount of principal repayments on loans and securities contractually due after December 31, 2009 was $4.2 billion, of which $1.8 billion have fixed interest rates and $2.4 billion have floating or adjustable interest rates. Actual principal repayments may differ from information shown below (in thousands):

	As of
	December 31,		For the Period Ending December 31, (1)
	2008	2009	2010-2011	2012-2016	2017-2021	2022-2026	>2027

Commercial real estate	$1,449,620	665,220	309,179	316,651	94,982	60,879	2,709

Residential real estate	1,933,077	40,286	5,861	30,506	265,104	81,892	1,509,428
Consumer and home equity	745,086	1,384	5,861	297,845	370,009	69,987	—

Commercial business	251,248	120,903	43,983	81,387	4,428	547	—

Total loans	$4,379,031	827,793	364,884	726,389	734,523	213,305	1,512,137

Total securities available for sale (1)	$699,474	—	277	330	36,850	128,162	533,855

(1)	Does not include $2.4 million of equity securities.
     Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2008 were (in thousands):

	Commercial	Real Estate
	Business	Construction	Total

One year or less	$215,440	291,441	506,881
Over one year, but less than five years	31,909	9,084	40,993
Over five years	3,899	—	3,899

	$251,248	300,525	551,773

Due After One Year:
Pre-determined interest rate	$35,808	9,084	44,892
Floating or adjustable interest rate	—	—	—

	$35,808	9,084	44,892

     BankAtlantic’s geographic loan concentration based on outstanding loan balances at December 31, 2008 was:

Florida	60%
Eastern U.S.A.	21%
Western U.S.A.	15%
Central U.S.A	4%

100%

     The loan concentration for BankAtlantic’s originated loans is primarily in Florida. The concentration in locations other than Florida primarily relates to purchased wholesale residential real estate loans.
     At December 31, 2008, BankAtlantic met all applicable liquidity and regulatory capital requirements. At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At December 31, 2008:
Total risk-based capital	$456,776	11.63%	8.00%	10.00%
Tier 1 risk-based capital	385,006	9.80	4.00	6.00
Tangible capital	385,006	6.80	1.50	1.50
Core capital	385,006	6.80	4.00	5.00

At December 31, 2007:
Total risk-based capital	$495,668	11.63%	8.00%	10.00%
Tier 1 risk-based capital	420,063	9.85	4.00	6.00
Tangible capital	420,063	6.94	1.50	1.50
Core capital	420,063	6.94	4.00	5.00
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in Part I under “Regulation of Federal Savings Banks”.
     The OTS at its discretion can require an institution to maintain capital amounts and ratios significantly above the “well capitalized” requirements based on the risk profile of the specific institution. If higher capital requirements are imposed by the OTS, BankAtlantic could be required to raise additional capital. Management can give no assurance that BankAtlantic will be successful in raising additional capital in subsequent periods, if required.
Consolidated Cash Flows
     A summary of our consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006

Net cash provided by (used in):
Operating activities	$75,447	40,928	3,359
Investing activities	281,186	(22,066)	(205,891)
Financing activities	(322,250)	(30,183)	174,460

Increase (decrease) in cash and cash equivalents	$34,383	(11,321)	(28,072)

     The increase in cash flows from operating activities during 2008 compared to 2007 was primarily due to a reduction in non-interest expenses. The Company experienced a decline in employee compensation associated with its restructuring plan that included reduced store hours and the consolidation of back-office facilities. The Company also reduced its advertising and promotion expense by 18% during 2008 compared to 2007. The increase in cash flows from operating activities during 2007 compared to 2006 primarily resulted from a substantial increase in non-interest income from service charges on deposits as well as a significant reduction in advertising and promotion expenses. During 2007, service charge fees increased primarily due to new deposit accounts.
     The increase in cash flows from investing activities during 2008 compared to 2007 primarily resulted from a decline in interest earning assets as loan and securities repayments exceeded loan originations and securities purchased. The Company reduced its total assets during 2008 in order to improve its regulatory capital levels in response to the difficult economic environment. The increase in cash flows from investing activities during 2007 compared to 2006 was primarily due to a decline in net loan originations and decreased purchases of property and equipment.
     The decrease in cash flows from financing activities during 2008 compared to 2007 resulted from the prepayments of FHLB advances. The prepayments were accompanied by a decline in interest earning assets. The decrease in cash flows from financing activities during 2007 compared to 2006 primarily resulted from net repayments of FHLB advances as well as the purchase and retirement of the Company’s Class A common stock.
Off Balance Sheet Arrangements, Contractual Obligations and Loan Commitments
     The table below summarizes the Company’s loan commitments at December 31, 2008 (in thousands):

	Amount of Commitment Expiration Per Period
	Total
Commercial	Amounts	Less than			After 5
Commitments	Committed	1 year	1-3 years	4-5 years	years

Lines of credit	$501,431	70,642	—	—	430,789

Standby letters of credit	20,558	20,558	—	—	—
Other commercial commitments	41,368	41,368	—	—	—

Total commercial commitments	$563,357	132,568	—	—	430,789

     Lines of credit are primarily revolving lines to home equity and business loan customers. The business loans usually expire in less than one year and the home equity lines generally expire in 15 years.
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $14.1 million at December 31, 2008. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $6.4 million at December 31, 2008. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial real estate liens as collateral for such commitments, similar to other types of borrowings.
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
     At December 31, 2008, the Company did not have off balance sheet arrangements that would have a material effect on the Company’s consolidated financial statements.

     The table below summarizes the Company’s contractual obligations at December 31, 2008 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Time deposits	$1,338,176	1,229,144	65,640	43,377	15
Long-term debt	317,059	—	22,000	864	294,195
Advances from FHLB (1)	967,028	565,000	402,028	—	—
Operating lease obligations held for sublease	30,729	1,241	3,657	2,403	23,428
Operating lease obligations held for use	74,369	7,983	11,635	9,562	45,189
Pension obligation	17,340	1,269	2,995	3,229	9,847
Other obligations	20,056	2,956	5,900	6,400	4,800

Total contractual cash obligations	$2,764,757	1,807,593	513,855	65,835	377,474

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
     The pension obligation represents the accumulated benefit obligation of the Company’s defined benefit plan at December 31, 2008. The payments represent the estimated benefit payments through 2018, the majority of which will be funded through plan assets. The table does not include estimated benefit payments after 2018. The actuarial present value of the projected accumulated benefit obligation was $31.2 million at December 31, 2008. The plan was underfunded by $13.2 million as of December 31, 2008. The Company is required to fund plan deficits over a seven year period which would include a contribution of $1.6 million to the pension plan for the year ended December 31, 2009. The Company’s future cash contribution may increase or decrease depending on the performance of the plan assets and the increase or decrease of the projected benefit obligation in subsequent periods.
     Other obligations are primarily legally binding agreements with vendors for advertising, marketing and sponsorship services.
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
     BankAtlantic has terminated various operating leases originally executed for store expansion or back-office facilities. In certain lease terminations the landlord consents to the assignment of the lease to a third party; however, BankAtlantic remains secondarily liable for the lease obligation. As of December 31, 2008 BankAtlantic was secondarily liable for $11.9 million of lease payments. BankAtlantic uses the same credit policies in assigning these leases to third parties as it does in originating loans.
     During the fourth quarter of 2006, BankAtlantic initiated an investment strategy including the purchase of agency securities with a call option written on the purchased agency securities. When utilizing this strategy, BankAtlantic is subject to the off-balance sheet risk of foregoing the appreciation on the agency securities in exchange for the option premium and the potential of owning out-of-the-money agency securities if interest rates rise. No call option contracts were outstanding as of December 31, 2008.
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of securities as well as the determination of other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The four accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other long-lived assets; and (iv) the accounting for deferred tax asset valuation allowance. We have discussed the critical accounting estimates outlined below with our audit committee of our board of directors, and the audit committee has reviewed our disclosure. See note #1, Summary of Significant Accounting Policies to the “Notes to Consolidated Financial Statements”, for a detailed discussion of our significant accounting policies.
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
     The calculation of our allowance for loan losses consists of two components. The first component requires us to identify impaired loans based on management classification and, if necessary, assign a valuation allowance to the impaired loans. Valuation allowances are established using management estimates of the fair value of collateral or based on valuation models that present value estimated expected future cash flows discounted at the loans effective interest rate. These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows. Most of our loans do not have an observable market price and an estimate of the collection of contractual cash flows is based on the judgment of management. It is likely that we would obtain materially different results if different assumptions or conditions were to prevail. As a consequence of the estimates and assumptions required to calculate the first component of our allowance for loan losses, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on our financial condition and results of operations.
     The second component of the allowance for loan losses requires us to group loans that have similar credit risk characteristics so as to form a basis for estimating probable losses inherent in the group of loans based on historical loss percentages and delinquency trends as it relates to the group. Management assigns a quantitative allowance to these groups of loans by utilizing historical loss experiences. Management also assigns a qualitative allowance to these groups of loans in order to adjust the historical data for qualitative factors that exist currently that were not present in the historical data. These qualitative factors include delinquency trends, loan classification migration trends, economic and business conditions, concentration of credit risk, loan-to-value ratios, problem loan trends and external factors. In deriving the qualitative allowance management uses significant judgment to qualitatively adjust the historical loss experiences for current trends that existed at period end that were not reflected in the calculated historical loss ratios and to adjust the allowance for the changes in the current economic climate compared to the economic environment that existed historically. A subsequent change in data trends or the external environment may result in material changes in this component of the allowance from period to period.
     Management believes that the allowance for loan losses reflects a reasonable estimate of incurred credit losses as of the statement of financial condition date. As of December 31, 2008, our allowance for loan losses was $137.3 million. See “Provision for Loan Losses” for a discussion of the amounts of our allowance assigned to each loan product. The estimated allowance, which was derived from the above methodology, may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas in which we hold loans, especially in Florida. These factors are beyond management’s control. Accordingly, there is no assurance that we will not incur credit losses far in excess of the amounts estimated by our allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments and information available to them at the time of their examination.
     We analyze our loan portfolio by monitoring the loan mix, credit quality, loan-to-value ratios, historical trends and economic conditions quarterly. As a consequence, our allowance for loan losses estimates will change from period to period. A portion of the change in our loan loss estimates during the four year period ended December 31, 2006 resulted from changes in credit policies which focused our loan production on collateral based loans and the discontinuation of certain loan products. We believe that these changes reduced our allowance for loan losses as measured by the decline in our allowance to loan losses to total loans from 1.38% at December 31, 2002 to 0.94% at December 31, 2006. During this period real estate markets experienced significant price increases accompanied by an abundance of available mortgage financing. We believe that these external factors favorably impacted our provision for loan losses and allowance for loan losses through this four year period. During the years ended December 31, 2007 and 2008 the residential real estate market and general economic conditions, both nationally and in Florida, rapidly deteriorated with significant reductions in the sales prices and volume of residential real estate sold. These rapidly deteriorating real estate market conditions and adverse economic conditions resulted in a significant increase in our ratio of allowance for loan losses to total loans from 0.94% at December 31, 2006 to 2.87% at December 31, 2008. We believe that our earnings in subsequent periods will be highly sensitive to changes in the Florida real estate market as well as the length of the current recession, availability of mortgage financing and the severity of unemployment in Florida. If the current negative real estate and economic conditions continue or deteriorate further we are likely to experience significantly increased credit losses.
Valuation of investment securities
     We record our securities available for sale and derivative instruments in our statement of financial condition at fair value. We also disclose fair value estimates in our statement of financial condition for investment securities at cost. We generally use market and income approach valuation techniques and a fair value hierarchy to prioritize the inputs used in valuation techniques. Our policy is to use quoted market prices (Level 1 inputs) when available. However quoted market prices are not available for our mortgage-backed securities, REMIC’s, other securities and certain equity securities requiring us to use Level 2 and Level 3 inputs. The classification of assumptions as Level 2 or Level 3 inputs is based on judgment and the classification of the inputs could change based on the availability of observable market data.
     We subscribe to a third-party service to assist us in determining the fair value of our mortgage-backed securities and real estate mortgage conduits. The estimated fair value of these securities at December

31, 2008 was $699.2 million. We use matrix pricing to value these securities as identical securities that we own are not traded on active markets. Matrix pricing computes the fair value of mortgage-backed securities and real estate mortgage conduits based on the coupon rate, maturity date and estimates of future prepayment rates obtained from trades of securities with similar characteristic and from market data obtained from brokers. We consider the above inputs Level 2. The valuations obtained from the matrix pricing are not actual transactions and may not reflect the actual amount that would be realized upon sale. While the interest rate and prepayment assumptions used in the matrix pricing are representative of assumptions that we believe market participants would use in valuing these securities, different assumptions may result in significantly different results. Additionally, current observable data may not be available in subsequent periods resulting in us obtaining level 3 inputs to value these securities. The mortgage-backed and REMIC securities that we own are government agency guaranteed with minimal credit risk. These securities are of high credit quality and we believe can be liquidated in the near future; however, the price obtained upon sale could be higher or lower than the fair value obtained through matrix pricing. In light of the current volatility and uncertainty in credit markets, it is difficult to estimate with accuracy the price that we could obtain for these securities and the time that it could take to sell them in an orderly transaction.
     Included in our statement of financial condition in securities available for sale as of December 31, 2008 was $1.8 million of equity and debt securities that lack market liquidity and trade in inactive markets. These securities are fair valued through the use of non-binding broker quotes (Level 3 inputs). As these quotes are non-binding and not actual transactions, the values we have obtained may not reflect the actual amount that would be realized upon sale. No current market exists for these securities and the liquidation of these securities is subject to significant uncertainty.
     We disclosed the estimated fair value of our private investment securities at $2.5 million in our statement of financial condition. These securities represent investments in limited partnerships that invest in equity securities based on proprietary investment strategies or private placements. The majority of the underlying equity securities investments of the limited partnerships are publicly traded. The fair value of these investments in our statement of financial condition was obtained from the general partner or management of the private placements (Level 3). These investments do not have readily determinable fair values and the fair values calculated by us do not represent actual transactions. Amounts realized upon the sale of our interest in these investments may be higher or lower than the amounts disclosed. No current market exists for these securities and the liquidation of these securities is subject to significant uncertainty.
Other-than-Temporary Impairment of Securities.
     We perform an evaluation on a quarterly basis to determine if any of our securities are other-than-temporarily impaired. In making this determination, we consider the extent and duration of the impairment, the nature and financial condition of the issuer and our ability and intent to hold securities for a period sufficient to allow for any anticipated recovery in market value. If a security is determined to be other-than-temporarily impaired, we record an impairment loss as a charge to income for the period in which the impairment loss is determined to exist, resulting in a reduction to our earnings for that period. The value of the Company’s investment in private equity securities has significantly declined during the year ended December 31, 2008. As a consequence of our quarterly evaluation, we recognized a $4.5 million permanent impairment associated with these securities. The evaluation of other-than-temporary impairment of securities requires significant management judgment on the financial condition of the issuer and the ability of the issuer to recover the impairment. As of December 31, 2008 the Company had $32.2 million of impaired securities with an unrealized loss of $1.0 million. We concluded the unrealized loss was temporary due to what we believe to be the high credit quality of these agency securities and our intent and ability to hold these securities beyond the period of time when we believe the impairment would be recovered. However, in light of the current challenging economic and credit conditions, there is no assurance that future events will not cause us to change this conclusion or that the impairment would be recovered.

Impairment of Goodwill and Long Lived Assets
     We test goodwill for impairment annually or when events or circumstances occur that my result in goodwill impairment during interim periods. The test requires us to determine the fair value of our reporting units and compare the reporting units’ fair value to its carrying value. The Company’s reporting units are comprised of Community Banking, Commercial Lending, Tax Certificate Operations, Capital Services and Investment Operations. The fair values of the reporting units are estimated using discounted cash flow present value valuation models and market multiple techniques.
     While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. If the fair value of a reporting unit is below the carrying amount a second step of the goodwill impairment test is performed. This second step requires us to fair value all assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation. There is no active market for many of the Company’s assets requiring management to derive the fair value of the majority of these assets using net present value models. As a consequence, management estimates rely on assumptions and judgments regarding issues where the outcome is unknown and as a result actual results or values may differ significantly from these estimates. Additionally, declines in the market capitalization of the Company’s common stock affect the aggregate fair value of the reporting units. Changes in management’s valuation of its reporting units and the underlying assets as well as declines in the Company’s market capitalization may affect future earnings through the recognition of additional goodwill impairment charges of up to $22.2 million.
     During the year ended December 31, 2008 we recognized goodwill impairment charges of $48.3 million. As of December 31, 2008 our goodwill was $22.2 million.
     In determining the fair value of the reporting units, the Company used a combination of the discounted cash flow techniques and market multiple methodologies. These methods require assumptions for expected cash flows, discount rates, and comparable financial institutions to determine market multiples. The aggregate fair value of all reporting units derived from the above valuation techniques was compared to the Company’s market capitalization adjusted for a control premium in order to determine the reasonableness of the financial model output. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. The values separately derived from each valuation technique (i.e., discounted cash flow and market multiples) were used to develop an overall estimate of a reporting unit’s fair value. Different weighting of the various fair value techniques could result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. The Company used financial projections over a period of time considered necessary to achieve a steady state of cash flows for each reporting unit. The primary assumptions in the projections were anticipated loan and deposit growth, interest rates and revenue growth. The discount rates were estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The estimated fair value of a reporting unit is highly sensitive to changes in the discount rate and terminal value assumptions. Minor changes in these assumptions could impact significantly the fair value assigned to a reporting unit. Future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value.
     When the estimated fair value of a reporting unit is below the carrying value, goodwill may be impaired. In those situations step-two of the goodwill impairment evaluation is performed which involves calculating the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as it is determined in a business combination. The fair value of the reporting unit’s assets and liabilities, including previously unrecognized intangible assets, is individually determined. The excess fair value of the reporting unit over the fair value of the reporting unit’s net assets is the implied goodwill. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting unit.

     The value of the implied goodwill is highly sensitive to the estimated fair value of the reporting unit’s net assets. The fair value of the reporting unit’s net assets is estimated using a variety of valuation techniques including the following:
•	recent data observed in the market, including similar assets,

•	cash flow modeling based on projected cash flows and market discount rates , and

•	estimated fair value of the underlying loan collateral
     The estimated fair values reflect the Company’s assumptions regarding how a market participant would value the net assets and includes appropriate credit, liquidity, and market risk premiums that are indicative of the current environment. Currently, estimated liquidity and market risk premiums on certain loan categories ranged from 3% to 25%; however, those values are not actual transactions and may not reflect the actual amount that would be realized upon sale. If the implied fair value of the goodwill for the reporting unit exceeds the carrying value of the goodwill for the respective reporting unit, no goodwill impairment is recorded. Changes in the estimated fair value of the individual assets and liabilities may result in a different amount of implied goodwill, and the amount of goodwill impairment, if any. Future changes in the fair value of the reporting unit’s net assets may result in future goodwill impairment.
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period. Changes in circumstances and the estimates of future cash flows as well as evaluating estimated lives of long-lived assets are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially increase depreciation and amortization expense in subsequent periods. For purposes of recognition and measurement of an impairment loss, we are required to group long-lived assets at the lowest level for which identifiable cash flows are independent of other assets. These cash flows are based on projections from management reports which are based on subjective interdepartmental allocations. Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques using level 3 unobservable inputs. Long-lived assets subject to the above impairment analysis included property and equipment, internal-use software, real estate held for development and sale and real estate owned.
     During the year ended December 31, 2008, we halted our store expansion program, consolidated back-office facilities, terminated or subleased certain operating lease contracts and reduced our store operating hours. As a consequence, we recognized an impairment charge of $7.4 million. A portion of the impairment charge is based on the fair value of real estate, equipment and unfavorable contracts. These fair value amounts were based on market-based estimates and net present value models. These estimates and assumptions are highly subjective and based on significant management estimates. The amount ultimately realized upon the sale of these properties or the termination of these unfavorable contracts may be significantly different than the recorded amounts. The assumptions used are representative of assumptions that we believe market participants would use in fair valuing these assets or lease contracts, while different assumptions may result in significantly different results.
Accounting for Deferred Tax Asset Valuation Allowance
     The Company reviews the carrying amount of its deferred tax assets quarterly to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more-likely-than-not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.
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
     Based on our evaluation as of December 31, 2008, a net deferred tax asset valuation allowance was established for the entire amount of the Company’s net deferred tax assets as the realization of these assets did not meet the more-likely-than-not criteria of statement of financial accounting standard No. 109. During the fourth quarter of 2008, market conditions in the financial services industry significantly deteriorated with the bankruptcies and government bail-outs of large financial services entities. This market turmoil led to a tightening of credit, lack of consumer confidence, increased market volatility and widespread reduction in business activity. These economic conditions adversely effected BankAtlantic’s profitable lines of business and it does not appear that these challenging market conditions are likely to improve in the foreseeable future. As a consequence of the worsening economic conditions during the fourth quarter of 2008, it appeared more-likely-than-not that the Company would not realize its deferred tax assets resulting in a deferred tax asset valuation allowance for the entire amount of the Company’s net deferred tax assets. However, significant judgment is required in evaluating the positive and negative evidence for the establishment of the deferred tax asset valuation allowance, and if future events differ from expectations or if there are changes in the tax laws, a substantial portion or the entire deferred tax asset benefit may be realized in the future. The Company’s net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income.
Dividends
     In February 2009, the Company elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. During the deferral period, the Company is not permitted to pay dividends to its common shareholders. The Company can end the deferral period at any time by paying all accrued and unpaid interest. Further, the availability of funds for dividend payments generally depends upon BankAtlantic’s ability to pay cash dividends to the Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution’s regulatory capital levels, retained net income and net income. The Company does not expect to receive cash dividends from BankAtlantic during 2009, and possibly longer. See Risk Factors — “BankAtlantic Bancorp services its debt and pays dividends primarily from dividends from BankAtlantic, which are subject to regulatory limits” and Regulation and Supervision — “Limitation on Capital Distributions.”
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Consolidated Market Risk
     Market risk is defined as the risk of loss arising from adverse changes in market valuations which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. Our primary market risk is interest rate risk.
Consolidated Interest Rate Risk
     The amount of BankAtlantic’s interest earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods was as follows (in thousands):

	BankAtlantic Repricing Gap Table
	As of December 31, 2008
	1 Year	3 Years	5 Years	More Than
	or Less	or Less	or Less	5 Years	Total
Interest earning assets:
Loans:
Residential loans (1)

Fixed rate	$221,281	127,914	65,996	236,071	651,262
Hybrids ARM less than 5 years	64,444	40,703	6,118	—	111,265

Hybrids ARM more than 5 years	441,458	274,155	201,044	261,715	1,178,372

Commercial loans	989,437	138,406	110,131	130,512	1,368,486

Small business loans	207,950	83,499	26,676	8,155	326,280

Consumer	712,714	7,578	4,626	21,730	746,648

Total loans	2,637,284	672,255	414,591	658,183	4,382,313

Investment securities

Mortgage backed securities	210,711	133,679	79,576	263,626	687,592

Taxable investment securities	75,412	250	—	12,761	88,423

Tax certificates	213,534	—	—	—	213,534

Total investment securities	499,657	133,929	79,576	276,387	989,549

Total interest earning assets	3,136,941	806,184	494,167	934,570	5,371,862

Total non-earning assets	—	—	—	341,828	341,828

	BankAtlantic Repricing Gap Table
	As of December 31, 2008
	1 Year	3 Years	5 Years	More Than
	or Less	or Less	or Less	5 Years	Total
Total assets	$3,136,941	806,184	494,167	1,276,398	5,713,690

Total interest bearing liabilities	$2,949,420	658,713	243,834	1,368,893	5,220,860
Non-interest bearing liabilities	—	—	—	492,830	492,830

Total non-interest bearing liabilities and equity	$2,949,420	658,713	243,834	1,861,723	5,713,690

GAP (repricing difference)	$187,521	147,471	250,333	(434,323)

Cumulative GAP	$187,521	334,992	585,325	151,002
Repricing Percentage	3.28%	2.58%	4.38%	-7.60%

Cumulative Percentage	3.28%	5.86%	10.24%	2.64%

(1)	Hybrid adjustable rate mortgages (ARM) earn fixed rates for designated periods and adjust annually thereafter based on the one year U.S. Treasury note rate.
     BankAtlantic’s residential loan portfolio includes $979.6 million of interest-only loans. These loans are scheduled to reprice as follows (in thousands):

Year Ending December 31,	Amount (1)
2009	$44,835
2010	41,413
2011	85,408
2012	81,191
2013	163,330
Thereafter	563,436

Total interest only loans	$979,613

(1)	The above table assumes no prepayments.
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
     Certain assumptions by the Company in assessing the interest rate risk during 2008 were utilized in preparing the following table. These assumptions related to:
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
     Presented below is an analysis of the Company’s estimated net interest income over a twelve month period calculated utilizing the Company’s model (dollars are in thousands):

As of December 31, 2008
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$191,139	-3.99%
+100 bp	198,441	-0.32%
0	199,086	—
-100 bp	196,893	-1.10%
-200 bp	193,138	-2.99%

As of December 31, 2007
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$187,031	-7.96%
+100 bp	198,147	-2.38%
0	202,876	—
-100 bp	203,331	0.23%
-200 bp	204,354	0.74%
     BankAtlantic Bancorp has $294.2 million of outstanding junior subordinated debentures of which $237.1 million bear interest at variable interest rates and adjust quarterly and $57.1 million bear interest at an 8.5% fixed rate. As of December 31, 2008, $263.2 million of the junior subordinated debentures are callable and $30.9 million are callable in 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(This page is intentionally left blank)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2008, of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. PricewaterhouseCoopers LLP, an independent registered certified public accounting firm has audited the effectiveness of our internal control over financial reporting as of December 31, 2008 as stated in its report which appears herein.

/s/ Alan B. Levan Alan B. Levan
Chairman, and Chief Executive Officer

/s/ Valerie C. Toalson
Valerie C. Toalson
Executive Vice President
Chief Financial Officer

March 16, 2009

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders of
  BankAtlantic Bancorp, Inc.
In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Fort Lauderdale, Florida
March 16, 2009

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(In thousands, except share data)	2008	2007
ASSETS
Cash and due from depository institutions (See Note 21)	$127,780	118,943
Federal funds sold and other short-term investments (See Note 6)	31,177	5,631
Securities available for sale (at fair value) (See Notes 7,15,16)	701,845	925,363
Financial instruments accounted for at fair value (See Note 3, 25)	—	10,661
Investment securities at cost or amortized cost (approximate fair value: $2,503 and $44,688) (See Notes 3,8)	2,036	39,617
Tax certificates net of allowance of $6,064 and $3,289 (See Note 9)	213,534	188,401
Federal Home Loan Bank stock, at cost which approximates fair value (See Notes 14 and 21)	54,607	74,003
Residential loans held for sale (See Notes 10, 14 )	3,461	4,087
Loans receivable, net of allowance for loan losses of $137,257 and $94,020 (See Notes 10,14,15,17)	4,323,190	4,520,101
Accrued interest receivable (See Note 11)	41,817	46,271
Real estate held for development and sale (See Note 27)	18,383	33,741
Real estate owned (See Note 10)	19,045	17,216
Investments in unconsolidated subsidiaries (See Note 28)	10,552	13,083
Office properties and equipment, net (See Note 12)	216,978	243,863
Deferred tax asset, net (See Note 19)	—	32,064
Goodwill (See Notes 1,5)	22,205	70,490
Core deposit intangible asset, net (See Note 1)	4,039	5,396
Other assets (See Notes 3,17, 20)	23,908	29,886

Total assets	$5,814,557	6,378,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Interest bearing deposits	$3,184,677	3,129,194
Non-interest bearing deposits	741,691	824,211

Total deposits (See Note 13)	3,926,368	3,953,405

Advances from FHLB (See Note 14)	967,028	1,397,044
Securities sold under agreements to repurchase (See Note 16)	46,084	58,265
Federal funds purchased and other short term borrowings (See Note 15)	238,339	108,975
Subordinated debentures and mortgage-backed bonds (See Note 17)	22,864	26,654
Junior subordinated debentures (See Note 17)	294,195	294,195
Other liabilities (See Note 4)	75,711	80,958

Total liabilities	5,570,589	5,919,496

Commitments and contingencies (See Note 21)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $.01 par value, authorized 80,000,000 shares; issued and outstanding 10,258,057 and 10,239,235 shares	103	103
Class B common stock, $.01 par value, authorized 45,000,000 shares; issued and outstanding 975,225 and 975,225 shares	10	10
Additional paid-in capital	218,974	217,140
Retained earnings	32,667	236,150

Total stockholders’ equity before accumulated other comprehensive (loss) income	251,754	453,403
Accumulated other comprehensive (loss) income	(7,786)	5,918

Total stockholders’ equity	243,968	459,321

Total liabilities and stockholders’ equity	$5,814,557	6,378,817

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(In thousands, except share and per share data)	2008	2007	2006
Interest income:
Interest and fees on loans	$247,222	313,998	312,960
Interest and dividends on taxable securities	45,127	28,631	23,640
Interest on tax exempt securities	14	12,700	15,289
Interest on tax certificates	22,153	16,304	15,288

Total interest income	314,516	371,633	367,177

Interest expense:
Interest on deposits (See Note 13)	64,263	84,476	58,959
Interest on advances from FHLB	50,942	73,256	66,492
Interest on securities sold under agreements to repurchase and short-term borrowings	2,485	9,573	15,089
Interest on secured borrowings	—	—	2,401
Interest on subordinated debentures, bonds and junior subordinated debentures	22,995	25,552	25,045
Capitalized interest on real estate development	—	—	(929)

Total interest expense	140,685	192,857	167,057

Net interest income	173,831	178,776	200,120
Provision for loan losses (See Note 10)	159,801	70,842	8,574

Net interest income after provision for loan losses	14,030	107,934	191,546

Non-interest income:
Service charges on deposits	93,905	102,639	90,472
Other service charges and fees	28,959	28,950	27,542
Securities activities, net (See Note 7)	2,039	8,412	9,813
Income from unconsolidated subsidiaries (See Note 28)	2,109	2,500	1,667
Gains associated with debt redemption (See Note 14)	—	—	1,528
(Losses) gains on dispositions of office properties and equipment, net	(213)	(1,121)	1,627
Other	10,765	10,452	9,967

Total non-interest income	137,564	151,832	142,616

Non-interest expense:
Employee compensation and benefits (See Notes 18,20)	128,897	151,178	150,804
Occupancy and equipment (See Note 12)	64,782	65,851	57,308
Advertising and promotion	16,335	20,002	35,067
Check losses	8,767	11,476	8,615
Professional fees	12,761	8,690	8,291
Supplies and postage	4,662	6,146	6,853
Telecommunication	4,452	5,571	4,785
Cost associated with debt redemption (See Note 14)	1,238	—	1,457
Provision for tax certificates (See Note 9)	7,286	300	300
Restructuring charges and exit activities (See Note 4)	7,395	8,351	—
Impairment of goodwill (See Note 5)	48,284	—	—
Impairment of real estate held for sale (See Note 27)	1,169	5,240	—
Impairment of real estate owned (See Note 10)	1,465	7,299	9
Other	30,856	27,246	26,697

Total non-interest expense	338,349	317,350	300,186

(Loss) income from continuing operations before income taxes	(186,755)	(57,584)	33,976
Provision (benefit) for income taxes (See Note 19)	32,489	(27,572)	7,097

(Loss) income from continuing operations	(219,244)	(30,012)	26,879
Discontinued operations (less applicable income taxes (benefit) of ($0), ($4,124) and ($8,001) (See Note 3, 19)	16,605	7,812	(11,492)

Net (loss) income	$(202,639)	(22,200)	15,387

(CONTINUED)
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
Basic (loss) earnings per share (See Note 26)
Continuing operations	$(19.53)	$(2.58)	$2.20
Discontinued operations	1.48	0.67	(0.94)

Basic (loss) earnings per share	$(18.05)	$(1.91)	$1.26

Diluted (loss) earnings per share (See Note 26)
Continuing operations	$(19.53)	$(2.58)	$2.15
Discontinued operations	1.48	0.67	(0.92)

Diluted (loss) earnings per share	$(18.05)	$(1.91)	$1.23

Cash dividends per Class A share	$0.075	$0.640	$0.790

Cash dividends per Class B share	$0.075	$0.640	$0.790

Basic weighted average number of common shares outstanding	11,225,580	11,632,313	12,219,092

Diluted weighted average number of common and common equivalent shares outstanding	11,225,580	11,632,313	12,512,640

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2008

					Unearned	Accumul-
					Compen-	ated
			Addi-		sation	Other
	Compre-		tional		Restricted	Compre-
	hensive	Common	Paid-in	Retained	Stock	hensive
(In thousands)	Income	Stock	Capital	Earnings	Grants	loss	Total
BALANCE, DECEMBER 31, 2005		$122	262,206	261,279	(936)	(6,335)	516,336
Cumulative effect adjustment upon adoption of Staff Accounting Bulletin No. 108 (“SAB No. 108”) (less tax benefit of $1,193)		—	—	(1,899)	—	—	(1,899)
Cumulative effect adjustment upon adoption of Statement of Financial Accounting Standards No. 123R		—	(936)	—	936	—	—
Net income	$15,387	—	—	15,387	—	—	15,387

Other comprehensive income (loss), net of tax:
Unfunded pension liability (less income tax expense of $1,395)	1,594
Unrealized gain on securities available for sale (less income tax expense of $5,272)	10,235
Reclassification adjustments:
Realized net periodic pension costs (less income tax benefit of $171)	(195)
Realized gains on securities available for sale (less income tax expense of $3,336)	(6,477)

Other comprehensive income	5,157	—	—	—	—	5,157	5,157

Comprehensive income	$20,544

Dividends on Class A common stock		—	—	(8,908)	—	—	(8,908)
Dividends on Class B common stock		—	—	(770)	—	—	(770)
Issuance of Class A common stock upon exercise of stock options		3	6,025	—	—	—	6,028
Tax effect relating to share-based compensation		—	3,719	—	—	—	3,719
Retirement of Class A common stock relating to exercise of stock options		(1)	(7,265)	—	—	—	(7,266)
Purchase and retirement of Class A common stock		(1)	(7,832)	—	—	—	(7,833)
Share based compensation expense		—	5,031	—	—	—	5,031

BALANCE, DECEMBER 31, 2006		$123	260,948	265,089	—	(1,178)	524,982

(CONTINUED)
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2008

					Accumul-
					ated
	Compre-		Addi-		Other
	hensive		tional		Compre-
	Income	Common	Paid-in	Retained	hensive
(In thousands)	(Loss)	Stock	Capital	Earnings	Income (Loss)	Total
BALANCE, DECEMBER 31, 2006		$123	260,948	265,089	(1,178)	524,982
Other comprehensive income (loss), net of tax:
Net loss	$(22,200)	—	—	(22,200)	—	(22,200)

Prepaid pension asset (less income tax expense of $271)	431
Unrealized gain on securities available for sale (less income tax expense of $6,618)	11,240
Reclassification adjustments:
Realized net periodic pension income (less income tax expense of $92)	147
Realized gains on securities available for sale (less income tax expense of $2,781)	(4,722)

Other comprehensive income	7,096	—	—	—	7,096	7,096

Comprehensive loss	$(15,104)

Dividends on Class A common stock		—	—	(6,815)	—	(6,815)
Dividends on Class B common stock		—	—	(624)	—	(624)
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48		—	—	700	—	700
Issuance of Class A common stock upon exercise of stock options		1	2,448	—	—	2,449
Tax effect relating to share-based compensation		—	1,265	—	—	1,265
Purchase and retirement of Class A common stock		(11)	(53,758)	—	—	(53,769)
Share based compensation expense		—	6,237	—	—	6,237

BALANCE, DECEMBER 31, 2007		$113	217,140	236,150	5,918	459,321

(CONTINUED)
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2008

					Accumul-
					ated
	Compre-		Addi-		Other
	hensive		tional		Compre-
	Income	Common	Paid-in	Retained	hensive
(In thousands)	(Loss)	Stock	Capital	Earnings	Income	Total

BALANCE, DECEMBER 31, 2007		$113	217,140	236,150	5,918	459,321
Net loss	$(202,639)	—	—	(202,639)	—	(202,639)

Pension liability (less income tax expense of $2,112)	(16,023)
Unrealized gain on securities available for sale (less income tax benefit of $5,417)	1,569
Reclassification adjustments:
Realized net periodic pension income (less income tax expense of $0)	248
Realized loss on securities available for sale (less income tax expense of $0)	502

Other comprehensive loss	(13,704)				(13,704)	(13,704)

Comprehensive loss	$(216,343)	—	—	—

Dividends on Class A common stock		—	—	(770)	—	(770)
Dividends on Class B common stock		—	—	(74)	—	(74)
Issuance of Class A common stock upon exercise of stock options		—	103	—	—	103
Tax effect relating to share-based compensation		—	(42)	—	—	(42)
Share based compensation expense		—	1,773	—	—	1,773

BALANCE, DECEMBER 31, 2008		$113	218,974	32,667	(7,786)	243,968

See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2008	2007	2006
Operating activities:
Net (loss) income	$(202,639)	$(22,200)	$15,387
Adjustment to reconcile net (loss) income to net cash provided by operating activities:
Provision and valuation allowances, net (1)	168,552	78,441	8,883
Impairment of goodwill	48,284	—	—
Restructuring charges, impairments and exit activities	8,564	13,591	—
Cumulative effect adjustments	—	700	(1,899)
Depreciation, amortization and accretion, net	21,019	18,451	28,126
Share-based compensation expense	1,773	6,237	5,068
Tax benefits from share-based compensation	—	(1,265)	(3,719)
Securities activities, net	(2,039)	(8,412)	(9,813)
Net losses (gains) on sales of real estate owned, real estate and loans held for sale and office properties and equipment	72	201	(3,750)
Net gain on sale of Ryan Beck Holdings, Inc	—	(16,373)	—
Deferred income tax provision (benefit)	35,370	(22,855)	(3,550)
Net losses (gains) associated with debt redemption	1,238	—	(71)
Increase in forgivable notes receivable, net	—	(673)	(6,111)
Originations of loans held for sale, net	(59,323)	(90,745)	(93,887)
Proceeds from sales of loans held for sale	53,564	96,470	87,793
Decrease (increase) in real estate held for development and sale	11,382	56	(3,703)
(Increase) decrease in securities owned, net	—	(23,855)	67,910
Increase (decrease) in securities sold but not yet purchased	—	28,419	(3,770)
Decrease (increase) in accrued interest receivable	4,454	1,402	(6,183)
Decrease (increase) in other assets	4,675	(10,957)	(1,943)
Increase (decrease) in due to clearing agent	—	9,657	(40,115)
Decrease in other liabilities	(19,499)	(15,362)	(31,294)

Net cash provided by operating activities	75,447	40,928	3,359

(CONTINUED)
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2008	2007	2006
Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	349,397	208,345	199,482
Purchase of investment securities and tax certificates	(368,383)	(211,307)	(236,952)
Purchase of securities available for sale	(254,263)	(682,231)	(143,272)
Proceeds from sales and maturities of securities available for sale	521,510	717,603	181,434
Purchases of FHLB stock	(47,655)	(22,725)	(49,950)
Redemption of FHLB stock	67,051	28,939	39,664
Investments in unconsolidated subsidiaries	—	(5,923)	(7,159)
Distributions from unconsolidated subsidiaries	2,531	7,889	4,549
Net repayments (purchases and originations) of loans	23,285	(2,173)	(105,900)
Proceeds from the sale of loans receivable	10,100	—	—
Additions to real estate owned	(19)	(2,011)	—
Proceeds from sales of real estate owned	3,810	2,252	4,382
Proceeds from the sale of property and equipment	1,105	939	35
Purchases of office property and equipment, net	(11,483)	(64,291)	(92,204)
Proceeds from the sale of equity securities from Ryan Beck Holdings, Inc. earnout	(11,309)	—	—
Net cash outflow from sale of central Florida stores	(4,491)
Net proceeds from the sale of Ryan Beck Holdings, Inc.	—	2,628	—

Net cash provided (used in) by investing activities	281,186	(22,066)	(205,891)

Financing activities:
Net (decrease) increase in deposits	(3,482)	86,369	114,360
Prepayments of FHLB advances	(694,363)	—	—
Net proceeds (repayments) of FHLB advances	262,808	(120,000)	233,656
Net decrease in securities sold under agreements to repurchase	(12,181)	(43,667)	(14,094)
Net increase (decrease) in federal funds purchased	129,364	76,949	(107,449)
Repayments of secured borrowings	—	—	(26,516)
Prepayments of bonds payable	(2,751)	—	—
Repayment of notes and bonds payable	(904)	(3,269)	(14,169)
Proceeds from notes and bonds payable	—	—	5,000
Capital contributions in managed fund by investors	—	—	2,905
Capital withdrawals in managed fund by investors	—	—	(4,203)
Excess tax benefits from share-based compensation	—	1,265	3,719
Proceeds from issuance of Class A common stock	103	2,449	1,479
Proceeds from the issuance of junior subordinated debentures	—	30,929	—
Payment of the minimum withholding tax upon the exercise of stock options	—	—	(2,717)
Purchase and retirement of Class A common stock	—	(53,769)	(7,833)
Dividends paid	(844)	(7,439)	(9,678)

Net cash (used in) provided by financing activities	(322,250)	(30,183)	174,460

Increase (decrease) in cash and cash equivalents	34,383	(11,321)	(28,072)
Cash and cash equivalents at the beginning of period	124,574	138,904	170,261
Cash and cash equivalents of discontinued operations assets held for sale at disposal date	—	(6,294)	—
Cash and cash equivalents of discontinued assets held for sale	—	3,285	(3,285)

Cash and cash equivalents at end of period	$158,957	$124,574	$138,904

(CONTINUED)
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2008	2007	2006
Cash paid for:
Interest on borrowings and deposits	$142,067	$191,230	$166,467
Income taxes (refunded) paid	(14,389)	853	22,630
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to REO	7,208	2,528	23,728
Securities held-to-maturity transferred to securities available for sale	—	203,004	—
Long-lived assets held-for-use transferred to assets held for sale	—	13,704	—
Reduction in loan participations sold accounted for as secured borrowings		—	111,754
Exchange of branch facilities		—	2,350
Change in accumulated other comprehensive income	(13,704)	7,096	5,157
Change in deferred taxes on other comprehensive income	(3,304)	4,200	3,161
Securities purchased pending settlement	—	18,926	—
Issuance and retirement of Class A common stock accepted as consideration for the exercise price of stock options	—	—	4,549

(1)	Represents provision for loan losses, REO and tax certificates.
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1. Summary of Significant Accounting Policies
     Basis of Financial Statement Presentation — BankAtlantic Bancorp, Inc. (the “Company”) is a unitary savings bank holding company organized under the laws of the State of Florida in 1994. The Company’s principal asset is its investment in BankAtlantic and its subsidiaries. On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. As a consequence of the sale of Ryan Beck to Stifel, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Consolidated Statement of Operations for the years ended December 31, 2007 and 2006. The financial information of Ryan Beck is included in the Consolidated Statement of Stockholders’ Equity and Comprehensive Income and Consolidated Statement of Cash Flows for years ended December 31, 2007 and 2006. Discontinued operations in 2008 represent Ryan Beck earn-out consideration recognized during the year ended December 31, 2008.
     BankAtlantic was founded in 1952 and is a federally-chartered, federally-insured savings bank headquartered in Fort Lauderdale, Florida. At December 31, 2008, BankAtlantic operated through a network of over 100 branches located in Florida. BankAtlantic is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services.
     Liquidity — BankAtlantic’s liquidity depends on its ability to maintain or increase deposit levels and availability under its lines of credit, federal funds, Treasury and Federal Reserve programs. Additionally, interest rate changes or disruptions in the capital markets may make terms of the borrowings and deposits less favorable. As a result, there is a risk that our cost of fundings will increase. As of December 31, 2008, BankAtlantic had available unused borrowings of approximately $1.0 billion in connection with its FHLB line of credit, federal funds lines, and Treasury and Federal Reserve programs. However, such available borrowings are subject to periodic reviews and they may be terminated or limited at any time.
     Regulatory Capital — As of December 31, 2008, BankAtlantic was considered a “well capitalized” institution with actual capital amounts and ratios exceeding all “well capitalized” amounts and ratios. However, the OTS, at its discretion, can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements based on its view of the risk profile of the specific institution. If higher capital requirements are imposed, BankAtlantic could be required to raise additional capital. There is no assurance that BankAtlantic will continue to be deemed “well capitalized”, that additional capital will not be necessary, or that BankAtlantic would be successful in raising additional capital in subsequent periods. The Company’s inability to raise capital or remain “well capitalized” could have a material adverse impact on the Company’s financial condition and results.
     The Company has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. BFC Financial Corporation (“BFC”) currently owns 100% of the Company’s Class B common stock and 23% of the Company’s outstanding Class A common stock resulting in BFC owning 30% of the Company’s aggregate outstanding common stock. The percent of total common equity represented by Class A and Class B common stock was 91% and 9% at December 31, 2008, respectively. The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 487,613 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis.
     The accounting policies applied by the Company conform to accounting principles generally accepted in the United States of America.
     On September 26, 2008, the Company completed a one-for-five reverse stock split. All shares, per share, and stockholders’ equity data have been adjusted to reflect the reverse stock split.
     Certain amounts for prior years have been reclassified to conform to revised statement presentation for 2008.
     Use of Estimates — In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, evaluation of goodwill, intangible and long-lived assets for impairment, valuation of securities, evaluation of securities for impairment and other than temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and accounting for share-based compensation.
     Consolidation Policy — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, and majority-owned subsidiaries. No gains and losses are recorded on the issuance of subsidiary common stock. All inter-company transactions and balances have been eliminated.
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
     Declines in the value of individual held to maturity and available for sale securities that are considered other than temporary result in write-downs in earnings through securities activities, net of the individual securities to their fair value. The review for other-than-temporary declines takes into account the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.
     Securities acquired for short-term appreciation or other trading purposes are classified as trading securities and are recorded at fair value. Realized and unrealized gains and losses resulting from such fair value adjustments and from recording the results of sales are recorded in securities activities, net.
     Equity securities that do not have readily determinable fair values are carried at historical cost. These securities are evaluated for other than temporary declines in value, and if impaired, the historical cost of the securities is written down to estimated fair value in earnings through securities activities, net.
     Interest on securities, including the amortization of premiums and the accretion of discounts, is reported in interest income using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date and recognized using the specific identification method and reported in securities activities, net.
     Financial instruments and derivatives — All derivatives are recognized on the consolidated statement of financial condition at their fair value with realized and unrealized gains and losses resulting from fair value adjustments recorded in securities activities, net on the consolidated statement of operations. If the Company elects hedge accounting, the hedging instrument must be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged. Any ineffectiveness which arises during the hedging relationship is recognized in earnings in the Company’s consolidated statements of operations. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. Financial instruments represent warrants to acquire Stifel Common Stock and are accounted for as derivatives. There were no derivatives outstanding as of December 31, 2008.
     Tax Certificates — Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates are carried at cost less allowance for tax certificate losses.
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
     Impaired Loans — Loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructuring agreement.
     Allowance for Loan Losses — The allowance for loan losses reflects management’s estimate of probable incurred credit losses in the loan portfolios. The allowance is the amount considered adequate to absorb losses inherent in the loan portfolio based on management’s evaluation of credit risk as of period end. Loans are charged off against the allowance when management believes the loan is not collectible. Recoveries are credited to the allowance.
     The allowance consists of two components. The first component of the allowance is for “non-homogenous” loans that are individually evaluated for impairment. The process for identifying loans to be evaluated individually for impairment is based on management’s identification of classified loans. Once an individual loan is found to be impaired, an evaluation is performed to determine if a specific reserve needs to be assigned to the loan based on one of the following three methods: (1) present value of expected future cash flows, (2) fair value of collateral less costs to sell if the loan is collateral dependent, or (3) observable market price.
     The second component of the allowance is for “homogenous loans” in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Management segregates homogenous loans into groups with certain common characteristics so as to form a basis for estimating losses as it relates to the group. The allowance for homogenous loans has a quantitative amount and a qualitative amount. The methodology for the quantitative component is based on charge-off history by loan type adjusted by an expected recovery rate. A reasonable time frame is selected for charge-off history in order to track a loan’s performance from the event of loss through the recovery period. The methodology for the qualitative component is determined by considering the following factors: (1) delinquency and charge-off levels and trends; (2) problem loans and non-accrual levels and trends; (3) lending policy and underwriting procedures; (4) lending management and staff; (5) nature and volume of portfolio; (6) economic and business conditions; (7) concentration of credit; (8) quality of loan review system; and (9) external factors. Based on an analysis of the above factors, a qualitative amount is assigned to each loan product.
     Non-performing Loans — A loan is generally placed on non-accrual status at the earlier of (i) the loan becoming past due 90 days as to either principal or interest or (ii) when the borrower has entered bankruptcy proceedings and the loan is delinquent. Exceptions to placing 90-day past due loans on non-accrual may be made if there exists well secured collateral and the loan is in the process of collection. Loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. A loan may be placed on non-accrual status due to material deterioration of

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
conditions surrounding the repayment sources, which could include insufficient borrower capacity to service the debt, delayed property sales or development schedules, declining loan-to-value of the loan’s collateral or other factors causing the full payment of the loan’s principal and interest to be in doubt. Accordingly, the Company may place a loan on non-accrual status even where payments of principal or interest are not currently in default. When a loan is placed on non-accrual status, interest accrued but not received is reversed against interest income. A non-accrual loan may be restored to accrual status when delinquent loan payments are collected and the loan is expected to perform in the future according to its contractual terms. Interest income on performing impaired loans is recognized on an accrual basis and the cost-recovery method is used for cash receipts on non-accrual loans without specific reserves. Interest income on non-accrual loans with specific reserves is recognized on a cash basis.
     Consumer non-mortgage loans that are 120 days past due are charged off. Real estate secured consumer and residential loans that are 120 days past due are charged down to the collateral’s fair value less estimated selling costs.
     Real Estate Owned (“REO”) — REO is recorded at the lower of cost or estimated fair value, less estimated selling costs when acquired. Write-downs required at the time of acquisition are charged to the allowance for loan losses or allowance for tax certificates. Expenditures for capital improvements are generally capitalized. Real estate acquired in settlement of loans or tax certificates is anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent declines in fair values. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations.
     Real Estate Held for Development and Sale — This includes land, land development costs, and other construction costs associated with the Company’s investment in a real estate development and land acquired for branch expansion that the Company has committed to sell. The real estate inventory is stated at the lower of accumulated cost or estimated fair value. The fair value analysis takes into consideration the current status of property, various use and other restrictions, carrying costs, costs of disposition and any other circumstances which may affect fair value, including management’s plans for the property.
     Inventory costs include direct acquisition, development and construction costs, interest and other indirect construction costs. Land and indirect land development costs are accumulated by specific area and allocated proportionately to various housing units within the respective area based upon the most practicable method, including specific identification and allocation based upon the unit method. Direct construction costs are assigned to housing units based on specific identification. All other capitalized costs are accumulated and are allocated to those housing units based upon the unit method. Other capitalized costs consist of capitalized interest, real estate taxes, tangible selling costs, local government fees and field overhead incurred during the development and construction period. Start-up costs and selling expenses are expensed as incurred. There were no housing units in inventory as of December 31, 2008.
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
     Goodwill and Other Intangible Assets — Goodwill is recorded at the acquisition date of a business. Goodwill is tested for impairment at the reporting unit level annually or at interim periods if events occur subsequent to the annual test date that would result in a decline in the fair value of the reporting units. Our reporting units are businesses for which discrete financial information is available for managers. BankAtlantic’s reporting units are: Community Banking, Commercial Lending, Tax Certificates Operations, Capital Services and Investment Operations. Goodwill testing is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment. This step compares the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not necessary. If the fair value of the reporting unit is less than the carrying value, then the second step of the test is used to measure the amount of goodwill impairment, if any, in

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the reporting unit. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, impairment is recorded for the excess. The implied goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined.
     Other intangible assets consist of core deposit intangible assets which were initially recorded at fair value and then amortized on an accelerated basis over a useful life of ten years. The accumulated amortization on core deposit intangible assets was $11.1 million at December 31, 2008.
     Office Properties and Equipment— Land is carried at cost. Office properties, leasehold improvements, equipment and computer software are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which generally range up to 40 years for buildings and 3-10 years for equipment. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets. Direct costs associated with the development of internal-use software are capitalized and amortized over 3 to 5 years.
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
     Long-lived assets to be abandoned are considered held and used until disposed. The carrying value of a long-lived asset to be abandoned is depreciated over its shortened depreciable life when the Company commits to a plan to abandon the asset before the end of its previously estimated useful life. An impairment loss is recognized at the date a long-lived asset is exchanged for a similar productive asset if the carrying amount of the asset exceeds its fair value. Long-lived assets classified as held for sale are reported at the lower of its carrying amount or fair value less estimated selling costs and depreciation (amortization) ceases.
     Accounting for Costs Associated with Exit or Disposal Activities — Cost to terminate a lease contract before the end of its term are recognized and measured when the Company gives notice to the counterparty in accordance with the contract’s contractual terms or has negotiated a termination of the contract with the counterparty. Contracts that have not been terminated and have no economic benefit to the Company are measured at fair value.
     Advertising — Advertising expenditures are expensed as incurred.
     Income Taxes — The Company and its subsidiaries, other than Heartwood Holdings, Inc., a real estate investment trust, file a consolidated federal income tax return. The Company and its subsidiaries file separate state income tax returns for each state jurisdiction. The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustments for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the statement of financial condition. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more-likely-than-not that deferred tax assets will not be realized. If a valuation allowance is needed a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.
     The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company must recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes.
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
     Stock-Based Compensation Plans — Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method. Under this transition method, share-based compensation expense for each of the years in the three year period ended December 31, 2008, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Share-based compensation expense for all stock-based compensation awards granted after January 1, 2006, is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years, except for options granted to directors which vest immediately.
New Accounting Pronouncements:
     In December 2007, FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”) was issued. This statement significantly changed the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141(R) changed the accounting treatment for certain specific items, including the following: acquisition costs are generally expensed as incurred; noncontrolling interests (formerly known as “minority interests”) are valued at fair value at the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
     Also included in the statement are a substantial number of new disclosure requirements. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted the Statement as of January 1, 2009. The adoption of SFAS No. 141(R) did not have an impact on the Company’s financial statements.
     In December 2007, FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 established new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss is measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company adopted the Statement as of January 1, 2009. The adoption of SFAS No. 160 did not have an impact on the Company’s financial statements.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In March 2008, FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This standard is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS 133; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the first quarter of 2009. This Statement expands derivative disclosure. The company believes that the adoption of SFAS 161 will not have a material impact on the Company’s financial statements.
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
     In June, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities,” (“FSP EITF 03-6-1”). The Staff Position provides that unvested share-based payment awards that contain no forfeitable rights to dividends or dividend equivalents are participating securities and must be included in the earnings per share computation. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented must be adjusted retrospectively. Early application is not permitted. The adoption of EITF 03-06-1 did not have an impact on the Company’s financial statements.
     In September 2008, FASB issued FASB Staff Position (FSP) 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”, in order to enhance the disclosure requirements for derivative instruments and certain guarantees to reflect the potential adverse effects of changes in credit risk on financial statements of sellers of credit derivatives and certain guarantees. The FSP requires the seller of credit derivatives to disclose: the nature of the credit derivative, the maximum potential amount of future payments, the fair value of the derivative and the nature of any recourse provisions that would enable recovery from third parties. The FSP amends FIN 45 to require disclosure of the current status of the payment/performance risk of the guarantee. FSP 133-1 and FIN 45-4 is effective for reporting periods ending after November 15, 2008. The Company does not believe that this FSP will have a material effect on the Company’s financial statements.
     In October 2008, FASB issued FASB Staff Position (FSP) 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”)”, in response to the deterioration of the credit markets. This FSP provides guidance clarifying how SFAS 157 should be applied when valuing securities in markets that are not active. The guidance provides an illustrative example that applies the objectives and framework of SFAS 157, utilizing management’s internal cash flow and discount rate assumptions when relevant observable data do not exist. It further clarifies how observable market information and market quotes should be considered when measuring fair value in an inactive market. It reaffirms the notion of fair value as an exit price as of the measurement date and that fair value analysis is a transactional process and should not be broadly applied to a group of assets. FSP 157-3 is effective upon issuance including prior periods for which financial statements have not been issued. The implementation of FSP 157-3 had no material effect on the methodologies used to fair value the Company’s assets under the original SFAS 157.
     In January 2009, the FASB issued FSP EITF 99-20-1, “Amendment to impairment guidance of EITF 99-20. This EITF applies to beneficial interests in securitized financial assets. The amendment requires impairment on beneficial interests to be measured only if it is probable that there has been an adverse change in estimated cash flows. EITF 99-20 required impairment to be measured when there was an adverse change in cash flows as viewed by a market participant. The FSP is effective for annual periods ending after December 15, 2008. The Company does not hold debt securities that are within the scope of EITF 99-20.
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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Cumulative
Effect Adjustment
As of
January 1,
2006
Other liabilities:
Recurring operating expenses (1)	$1,618
Deferred data processing expenses (2)	1,474
Current taxes payable	(696)

Increase in other liabilities	$2,396

Increase in deferred tax asset	$497

Decrease in retained earnings	$1,899

(1)	The Company historically expensed certain recurring invoices when paid. The effect of this accounting policy was not material to the Company’s financial statements in any given year as the “rollover” impact of expenses in the following year approximated the expenses that rolled over from the prior year.

(2)	The Company paid a fixed fee for certain data processing transaction services and at the end of each contract year, the actual number of transactions is determined and the fees related to any greater or lesser transactions are invoiced or repaid to the Company over a twelve month period. The Company accounted for these charges when paid. The effect of this accounting policy was not material to the Company’s financial statements in any given year and the amount of the error had accumulated over a four year period as follows (in thousands):

	Occupancy and	Tax
For the years ended December 31,	Equipment Expense	Effect	Net
2002	$221	$85	$136
2003	276	106	170
2004	533	206	327
2005	444	171	273

	$1,474	$568	$906

     The Company had previously quantified these errors and concluded that they were immaterial under the roll-over method that was used prior to the issuance of SAB No. 108.
3. Discontinued Operations and Sale of Ryan Beck
     On February 28, 2007, the Company sold Ryan Beck to Stifel. Under the terms of the sales agreement, the Company and several employees of Ryan Beck who held options to acquire Ryan Beck common stock exchanged their entire interest in Ryan Beck common stock and options to acquire Ryan Beck common stock for an aggregate of 3,701,400 shares of Stifel common stock, cash of $2.7 million and five-year warrants to purchase an aggregate of 750,000 shares of Stifel common stock at an exercise price of $24.00 per share (the “Warrants”). Of the total Ryan Beck sales proceeds, the Company’s portion was 3,566,031 shares of Stifel common stock, cash of $2.6 million and Warrants to acquire an aggregate of 722,586 shares of Stifel common stock. The Company sold its entire investment in 3,566,031 shares of Stifel common stock and warrants to acquire 722,586 shares of Stifel common stock during the year ended December 31, 2008 and recognized a gain of $2.8 million.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of December 31, 2007, the Company owned approximately 17% of the issued and outstanding shares of Stifel common stock and did not have the ability to exercise significant influence over Stifel’s operations. As such, the Company’s investment in Stifel common stock was accounted for under the cost method of accounting. Stifel common stock that could be sold within one year was accounted for as securities available for sale and Stifel common stock which was subject to restrictions on sale for more than one year was accounted for as investment securities at cost. The warrants were accounted for as derivatives with unrealized gains and losses resulting from changes in the fair value of the warrants recorded in securities activities, net. Included in the Company’s Consolidated Statement of Financial Condition as of December 31, 2007, under “securities available for sale” and “investment securities at cost” were $72.6 million and $31.4 million, respectively, of Stifel common stock, and included in financial instruments at fair value was $10.6 million of warrants.
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
     Included in the Company’s Consolidated Statement of Operations in discontinued operations during the year ended December 31, 2008 was $16.6 million of earn-out consideration. Ryan Beck’s investment banking revenues exceeded $25 million during the first twelve months subsequent to the sale and the Company received additional consideration of 55,016 shares of Stifel common stock valued at $1.7 million. The Company recognized additional earn-out consideration of $14.9 million as private client revenues exceeded the defined amounts as of December 31, 2008. The additional consideration associated with the private client revenues was pursuant to the parties’ agreement to be payable by April 15, 2009 in cash or Stifel stock. However, during 2008, the Company and Stifel entered into an amendment to the merger agreement whereby Stifel agreed to prepay $10.0 million of the Ryan Beck private client group earn-out payment for a discounted payment of $9.6 million. The Company received 233,500 shares of Stifel common stock in consideration for the $9.6 million advance earn-out payment. The remaining potential contingent earn-out payments, if any, will be accounted for when earned as additional proceeds from the sale of Ryan Beck and included in the Company’s Consolidated Statements of Operations as discontinued operations.
     The Company sold the 288,516 shares of Stifel common stock received in connection with the investment banking earn-out agreement and the private client earn-out advance payment during the year ended December 31, 2008. Included in other assets in the Company’s statement of financial condition as of December 31, 2008 was a $5.1 million receivable from Stifel associated with the private client revenue earn-out agreement.
     The gain on the sale of Ryan Beck included in the Consolidated Statement of Operations in “Discontinued operations” for the year ended December 31, 2007, was as follows (in thousands):

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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The loss from operations of Ryan Beck included in the Consolidated Statement of Operations in “Discontinued Operations” was as follows (in thousands):

	For the Years Ended December 31,
	2007	2006
Investment banking revenues	$37,836	218,461

Non-interest expenses
Employee compensation and benefits	27,532	170,605
Occupancy and equipment	2,984	16,588
Advertising and promotion	740	5,788
Transaction related costs (1)	14,263	—
Professional fees	1,106	8,790
Communications	2,255	15,187
Floor broker and clearing fees	1,162	8,612
Interest expense	985	5,995
Other	1,086	6,389

Total non-interest expenses	52,113	237,954

Loss from Ryan Beck discontinued operations before income taxes	(14,277)	(19,493)
Benefit for income taxes	(5,716)	(8,001)

Loss from Ryan Beck discontinued operations, net of tax	$(8,561)	(11,492)

(1) Ryan Beck transaction related costs include $9.3 million of change in control payments, $3.5 million of one-time employee termination benefits and $1.5 million of share-based compensation.
4. Restructuring Charges, Impairments and Exit Activities
     The following provides the change in restructuring and exit activities liabilities at December 31, 2007 and 2008 (in thousands):

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability

Balance at January 1, 2007	$—	—	—
Restructuring charges	2,527	1,016	3,543
Amounts paid or amortized	(2,425)	(26)	(2,451)

Balance at December 31, 2007	$102	990	1,092

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability

Balance at January 1, 2008	$102	990	1,092
Expense incurred	2,171	2,385	4,556
Amounts paid or amortized	(2,102)	(1,913)	(4,015)

Balance at December 31 , 2008	$171	1,462	1,633

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Included in the Company’s Consolidated Statement of Operations for the years ended December 31, 2008, 2007 and 2006 were the following restructuring charges, impairments and exit activities (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Asset impairment	$4,758	4,808	—
Employee termination costs	2,171	2,527	—
Lease termination, net	2,385	1,016	—
Reversal of deferred rent upon lease termination	(2,186)	—
Loss on central Florida branch sale	267	—	—

Total restructuring charges impairment and exit activities	$7,395	8,351	—

     In December 2007, BankAtlantic decided to sell properties that it acquired for its future store expansion program and to terminate or sublease certain back-office operating leases. As a consequence, BankAtlantic recorded a $1.5 million impairment charge for back-office facilities and land acquired for store expansion, incurred a $3.3 million impairment charge for engineering and architectural fees associated with obtaining permits for store sites and recorded lease termination liabilities of $1.0 million associated with executed lease contracts. Sales prices or annual rental rates for similar properties were used to determine fair value.
     In March 2007, the Company reduced its workforce by approximately 225 associates, or 8%. The reduction in the workforce impacted every operating segment and was completed on March 27, 2007. Included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2007 were $2.6 million of costs associated with one-time termination benefits. These benefits include $0.3 million of share-based compensation.
     During the year ended December 31, 2008, BankAtlantic incurred an additional $3.2 million of impairment charges in connection with the decision to dispose of land acquired for store expansion. BankAtlantic also incurred $1.5 million of asset impairment charges associated with the consolidation of back-office facilities.
     During the year ended December 31, 2008, the Company further reduced its workforce by approximately 6% primarily in the community banking and commercial lending business units and incurred $2.2 million of employee termination costs.
     In order to consolidate its back-office facilities and terminate or sublease certain operating leases executed for store expansion during the year ended December 31, 2008, BankAtlantic incurred $2.4 million of exit activity charges associated with writing down lease contracts to fair values or incurring costs to terminate lease contracts. By terminating certain operating leases, BankAtlantic realized a $2.2 million benefit from the reversal of rent expense recognized in prior periods upon taking possession of the properties before the commencement of rent payments.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In June 2008, BankAtlantic sold five stores in Central Florida to an unrelated financial institution. The following table summarizes the assets sold, liabilities transferred and cash outflows associated with the stores sold (in thousands):

Amount
Assets sold:
Loans	$6,470
Property and equipment	13,373

Total assets sold	19,843

Liabilities transferred:
Deposits	(24,477)
Other liabilities	(346)

Total liabilities transferred	(24,823)

Net liabilities transferred	(4,980)
Deposit premium	654
Purchase transaction costs	(165)

Net cash outflows from sales of stores	$(4,491)

5. Goodwill
     The Company tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Based on the results of its impairment evaluation, the Company recorded an impairment charge of $48.3 million. The entire amounts of goodwill, $31.0 million and $17.3 million, respectively, relating to the Company’s commercial lending and community banking reporting units were determined to be impaired. Goodwill associated with the Company’s capital services, tax certificates and investment reporting units of $13.1 million, $4.7 million and $4.4 million, respectively, was determined to not be impaired.
     The goodwill impairment recognized during 2008 generally reflects the ongoing crisis in the financial services industry, the Company’s market capitalization declining significantly below its tangible book value and the effect that the continued deterioration in the general economy as well as the Florida real estate markets has had on the credit quality of the Company’s loan portfolio. The above trends primarily resulted in a decline in the fair value of the Company’s reporting units resulting in the aforementioned goodwill impairment.
     The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.
     In performing its impairment analysis, the Company used a combination of the discounted cash flow methodology and a market multiple methodology to determine the fair value of each reporting unit. The aggregate fair value of all reporting units was compared to the Company’s market capitalization adjusted for a control premium in order to determine the reasonableness of the financial model output. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company.
     The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The Company generally used a five year period in computing discounted cash flow values. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the forecast of future cash flows.
     The market multiple methodology establishes fair value by comparing the Company’s reporting units to other similar publicly traded companies. The market multiples the Company used in the determination of the fair value of the reporting units were market capitalization to tangible stockholders’ equity and market capitalization to stockholders’ equity.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Federal Funds Sold and Other Short Term Investments
     The following table provides information on Federal Funds Sold (in thousands):

	For the Years Ended December 31,
	2008		2007	2006
Ending Balance		$20,825	484	691
Maximum outstanding at any month end within period		$362,360	21,555	16,276
Average amount invested during period		$44,031	3,638	1,824
Average yield during period	%	1.92	4.77	3.00
     As of December 31, 2008 and 2007, the Company had $10.4 million and $5.1 million, respectively, invested in money market accounts with unrelated brokers.
7. Securities Available for Sale
     The following tables summarize securities available-for-sale (in thousands):

	As of December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$521,895	11,017	39	532,873
Real estate mortgage investment conduits (1)	165,449	1,846	944	166,351

Total	687,344	12,863	983	699,224

Investment Securities:
Other bonds	250	—	—	250
Equity securities	2,347	24	—	2,371

Total investment securities	2,597	24	—	2,621

Total	$689,941	12,887	983	701,845

	As of December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$585,796	4,378	555	589,619
Real estate mortgage investment conduits (1)	199,886	1,359	2,403	198,842

Total	785,682	5,737	2,958	788,461

Investment Securities:
Other bonds	685	—	4	681
Equity securities	123,747	12,474	—	136,221

Total investment securities	124,432	12,474	4	136,902

Total	$910,114	18,211	2,962	925,363

(1)	Real estate mortgage investment conduits are pass-through entities that hold residential loans and investors are issued ownership interests in the entities in the form of a bond. The securities were issued by government agencies.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 and 2007 (in thousands):

	As of December 31, 2008
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities	$4,736	(39)	—	—	4,736	(39)
Real estate mortgage investment conduits	—	—	27,426	(944)	27,426	(944)

Total available for sale securities:	$4,736	(39)	27,426	(944)	32,162	(983)

	As of December 31, 2007
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities	$68,821	(396)	14,792	(159)	83,613	(555)
Real estate mortgage investment conduits	3,475	(5)	35,398	(2,398)	38,873	(2,403)
Other bonds	200	—	246	(4)	446	(4)

Total available for sale securities:	$72,496	(401)	50,436	(2,561)	122,932	(2,962)

     Unrealized losses on securities outstanding greater than twelve months at December 31, 2008 were caused primarily by interest rate increases. The cash flows of these securities are guaranteed by government sponsored enterprises. Management has the intent and ability to hold the securities until the price recovers and expects that the securities would be settled at a price not less than the carrying amount. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2008.
     Unrealized losses on securities outstanding less than twelve months at December 31, 2008 were also caused by interest rate increases. These securities are guaranteed by government agencies and are of high credit quality. Since these securities are of high credit quality and the decline in value has existed for a short period of time, management believes that these securities may recover their losses in the foreseeable future and management has the intent and ability to hold the securities until the price recovers. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2008.
     The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
December 31, 2008 (1) (2)	Cost	Value
Due within one year	$—	—
Due after one year, but within five years	279	281
Due after five years, but within ten years	868	867
Due after ten years	686,447	698,326

Total	$687,594	699,474

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

(2)	Scheduled maturities are based upon contractual maturities.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Included in securities activities, net were (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Gross gains on securities sales	$6,302	15,731	10,137

Gross losses on securities sales	(5,103)	(4,341)	(168)

Proceed from sales of securities	375,900	623,800	70,300

Other-than-temporary impairments	(3,413)	—	—

     Management reviews its investment securities portfolio for other-than-temporary declines in value quarterly. As a consequence of the review during the year ended December 31, 2008, the Company recognized a $3.4 million other-than-temporary decline in value related to an equity investment in an unrelated financial institution that became under-capitalized during 2008 primarily from significant losses recognized from its investment in the preferred stock of Fannie Mae and Freddie Mac.
     The change in net unrealized holding gains or losses on securities available for sale, included as a separate component of stockholders’ equity, was as follows (in thousands):

	For The Years Ended December 31,
	2008	2007	2006
Net change in other comprehensive income on securities available for sale	$(3,346)	10,356	5,694
Change in deferred tax (benefit) provision on net unrealized losses on securities available for sale	(5,417)	3,838	1,936

Change in stockholders’ equity from net unrealized losses on securities available for sale	$2,071	6,518	3,758

8. Investment Securities
     The following tables summarize investment securities (in thousands):

	As of December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Private investment securities (2)	$2,036	467	—	2,503

	$2,036	467	—	2,503

	As of December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Stifel restricted common stock (1)	$31,433	3,061	—	34,494
Private investment securities (2)	8,184	1,407	—	9,591
Equity securities (3)	—	603	—	603

	$39,617	5,071	—	44,688

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Stifel common stock that is subject to restrictions for more than one year is accounted for as investment securities at cost.

(2)	Private investment securities consist of equity instruments purchased through private placements and are accounted for at historical cost adjusted for other-than-temporary declines in value.

(3)	Equity securities consisted of 3,587 shares of MasterCard International (“MasterCard”) Class B Common Stock acquired through MasterCard’s 2006 initial public offering (“IPO”).
     During the year ended December 31, 2008, the Company redeemed private investment securities for net proceeds of $6.3 million and recognized a $1.3 million gain included in the Company’s Statement of Operations in securities activities — net.
     Management reviews its investment securities portfolio for other-than-temporary declines in value quarterly. As a consequence of the review during the years ended December 31, 2008 and 2007, the Company recognized a $1.1 million and $3.4 million, respectively, other-than-temporary decline in value related to private investment securities. As of December 31, 2008, there were no impaired investment securities.
     During the year ended December 31, 2006, MasterCard International (“MasterCard”) completed an initial public offering (“IPO”) of its common stock. Pursuant to the IPO, member financial institutions received cash and Class B Common Stock for their interest in MasterCard. The Company received $0.5 million in cash and 25,587 shares of MasterCard’s Class B Common Stock. The $0.5 million cash proceeds were reflected in the Company’s Consolidated Statement of Operations in “Securities activities, net.” The Class B common stock received was accounted for as a nonmonetary transaction and recorded at historical cost. During the years ended December 31, 2008 and 2007, BankAtlantic sold 3,313 shares and 22,000 shares of MasterCard Common Stock for gains of $1.0 million and $3.4 million, respectively.
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
9. Tax Certificates
     The following table summarizes tax certificates (in thousands):

	As of December 31, 2008		As of December 31, 2007
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Tax certificates (1) —
Net of allowance of $6,064 and $3,289, respectively	$213,534	224,434	188,401	188,401

(1)	The estimated fair value was calculated at December 31, 2008 from an expected cash flow model discounted at an interest rate that takes into account the risk of the cash flows of tax certificates relative to alternative investments. At December 31, 2007, management considered the estimated fair value equivalent to book value for tax certificates since these securities have no stated maturity and generally redeem in two years or less.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Activity in the allowance for tax certificate losses was (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Balance, beginning of period	$3,289	3,699	3,271

Charge-offs	(4,668)	(867)	(295)
Recoveries	157	157	423

Net (charge-offs) recoveries	(4,511)	(710)	128
Provision charged to non-interest expense	7,286	300	300

Balance, end of period	$6,064	3,289	3,699

10. Loans Receivable and Loans Held for Sale
     The loan portfolio consisted of the following components (in thousands):

	As of December 31,
	2008	2007
Real estate loans:
Residential	$1,929,616	2,155,752
Builder land loans	84,453	149,564
Land acquisition and development	182,585	202,177
Land acquisition, development and construction	104,629	151,321
Construction and development	229,856	265,163
Commercial	709,523	530,566
Consumer — home equity	718,950	676,262
Small business	218,694	211,797
Other loans:
Commercial business	144,554	131,044
Small business — non-mortgage	108,230	105,867
Consumer loans	16,406	15,667
Deposit overdrafts	9,730	15,005

Total gross loans	4,457,226	4,610,185

Adjustments:
Premiums, discounts and net deferred fees	3,221	3,936
Allowance for loan losses	(137,257)	(94,020)

Loans receivable — net	$4,323,190	4,520,101

Loans held for sale	$3,461	4,087

     Loans held for sale at December 31, 2008 and 2007 consisted of $0 and $0.1 million of residential loans originated by BankAtlantic (primarily loans that qualify under the Community Reinvestment Act) designated as held for sale and $3.5 million and $4.0 million, respectively, of loans originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, this mortgage company purchases the loans from BankAtlantic 14 days after the date of funding. BankAtlantic owns the loans during the 14 day period and accordingly earns the interest income during the period. The sales price is negotiated quarterly for all loans sold during the quarter based on originated loan balance. Gains from the sale of loans held for sale were $265,000, $494,000 and $680,000, respectively, for the years ended December 31, 2008, 2007 and 2006.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Undisbursed loans in process consisted of the following components (in thousands):

	As of December 31,
	2008	2007
Residential	$—	2,982
Construction and development	124,332	214,159
Commercial	38,930	105,336

Total undisbursed loans in process	$163,262	$322,477

     BankAtlantic’s loan portfolio had the following geographic concentration based on outstanding loan balances at December 31, 2008:

Florida	60%
Eastern U.S.A.	21%
Western U.S.A.	15%
Central U.S.A	4%

100%

Allowance for Loan Losses (in thousands):

	For Years Ended December 31,
	2008	2007	2006
Balance, beginning of period	$94,020	43,602	41,192
Loans charged-off	(117,874)	(22,642)	(8,905)
Recoveries of loans previously charged-off	1,310	2,218	2,741

Net charge-offs	(116,564)	(20,424)	(6,164)
Provision for loan losses	159,801	70,842	8,574

Balance, end of period	$137,257	94,020	43,602

     The following summarizes impaired loans (in thousands):

	As of December 31, 2008		As of December 31, 2007
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances

Impaired loans with specific valuation allowances	$174,710	41,192	113,955	17,809
Impaired loans without specific valuation allowances	138,548	—	67,124	—

Total	$313,258	41,192	181,079	17,809

     The average gross recorded investment in impaired loans was $192.8 million, $76.7 million and $13.6 million during the years ended December 31, 2008, 2007 and 2006, respectively. BankAtlantic generally measures non-homogenous loans for impairment using the fair value of collateral less cost to sell method.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Contracted interest income	$14,276	15,042	2,715
Interest income recognized	(3,368)	(10,071)	(2,203)

Foregone interest income	$10,908	4,971	512

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
Non-performing assets (in thousands):

	As of December 31,
	2008	2007	2006
Non-accrual - tax certificates	$1,441	2,094	632

Non-accrual - loans
Residential	34,734	8,678	2,629
Commercial real estate and business	241,274	165,818	—
Small business	4,644	877	244
Consumer	6,763	3,218	1,563

Total non-accrual loans	287,415	178,591	4,436

Real estate owned	19,045	17,216	21,747

Total non-performing assets	$307,901	197,901	26,815

     Included in non-accrual loans at December 31, 2008 were $4.8 million of troubled debt restructured loans. There were no troubled debt restructured loans included in non-accrual loans at December 31, 2007 and 2006.
Other potential problem loans (in thousands):

	As of December 31,
	2008	2007	2006
Performing impaired loans, net of specific allowances	$—	—	162
Loan 90 days past due and still accruing	15,721	—	—
Troubled debt restructured	28,173	2,488	—

Total potential problem loans	$43,894	2,488	162

     Performing impaired loans are impaired loans which are still accruing interest. Loans 90 days past due and still accruing are primarily loans that matured and the borrower continues to make payments under the matured loan agreement. Troubled debt restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. BankAtlantic had commitments to lend $15.6 million of additional funds on non-performing and potential problem loans as of December 31, 2008.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Foreclosed asset activity in non-interest expense includes the following (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Real estate acquired in settlement of loans and tax certificates:
Operating expenses, net	$(1,243)	(243)	(224)
Impairment of REO	(1,465)	(7,299)	9
Net (loss) gain on sales	(124)	427	1,443

Net (loss) gain on real estate owned activity	$(2,832)	(7,115)	1,228

11. Accrued Interest Receivable
     Accrued interest receivable consisted of (in thousands):

	As of December 31,
	2008	2007
Loans receivable	$22,183	27,648
Tax certificates	16,140	13,428
Securities available for sale	3,494	5,195

Accrued interest receivable	$41,817	46,271

12. Office Properties and Equipment
     Office properties and equipment was comprised of (in thousands):

	As of December 31,
	2008	2007
Land	$51,474	54,920
Buildings and improvements	154,913	160,637
Furniture and equipment	91,823	103,080

Total	298,210	318,637
Less accumulated depreciation	81,232	74,774

Office properties and equipment — net	$216,978	243,863

     Included in occupancy and equipment expense on the Company’s consolidated statement of operations was $20.7 million, $19.8 million and $16.0 million of depreciation expense for the years ended December 31, 2008, 2007 and 2006, respectively. Included in furniture and equipment at December 31, 2008 and 2007 was $4.8 million and $6.4 million, respectively, of unamortized software costs. Included in depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $3.1 million, $3.0 million and $2.6 million, respectively, of software cost amortization.
     During the years ended December 31, 2007 and 2006, BankAtlantic exchanged branch facilities properties with unrelated third parties. The transactions were real estate for real estate exchanges with no cash payments received. The transactions were accounted for at the fair value of the branch facilities transferred and BankAtlantic recognized a $0.5 million and $1.8 million gain in connection with the exchanges for the years ended December 31, 2007 and 2006, respectively.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Deposits
     The weighted average nominal interest rate payable on deposit accounts at December 31, 2008 and 2007 was 1.41% and 3.22%, respectively. The stated rates and balances on deposits were (dollars in thousands):

	As of December 31,
	2008		2007
	Amount	Percent	Amount	Percent
Interest free checking	$741,691	18.89%	824,211	20.85%
Insured money fund savings
0.70% at December 31, 2008	427,762	10.89
2.45% at December 31, 2007,			624,390	15.79
NOW accounts
0.50% at December 31, 2008	992,762	25.28
1.50% at December 31, 2007,			900,233	22.77
Savings accounts
0.50% at December 31, 2008	419,494	10.68
1.50% at December 31, 2007,			580,497	14.68

Total non-certificate accounts	2,581,709	65.74	2,929,331	74.09

Certificate accounts:
Less than 2.00%	189,528	4.83	16,261	0.41
2.01% to 3.00%	145,188	3.70	52,435	1.33
3.01% to 4.00%	598,461	15.24	164,744	4.17
4.01% to 5.00%	337,885	8.61	445,498	11.27
5.01% to 6.00%	67,108	1.71	339,625	8.59
6.01% to 7.00%	6	—	32	—

Total certificate accounts	1,338,176	34.09	1,018,595	25.77

Total deposit accounts	3,919,885	99.83	3,947,926	99.86

Premium on brokered deposits	(89)	—	—	—
Interest earned not credited to deposit accounts	6,572	0.17	5,479	0.14

Total	$3,926,368	100.00%	3,953,405	100.00%

     Interest expense by deposit category was (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Money fund savings and NOW accounts	$17,783	26,031	20,413
Savings accounts	4,994	12,559	2,936
Certificate accounts — below $100,000	21,195	25,512	23,136
Certificate accounts, $100,000 and above	20,856	21,002	13,048
Less early withdrawal penalty	(565)	(628)	(574)

Total	$64,263	84,476	58,959

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     At December 31, 2008, the amounts of scheduled maturities of certificate accounts were (in thousands):

	For the Years Ended December 31,
Interest Rate	2009	2010	2011	2012	2013	Thereafter
0.00% to 2.00%	$188,928	434	128	—	26	11
2.01% to 3.00%	136,775	6,505	1,342	159	407	—
3.01% to 4.00%	581,465	7,435	3,408	2,718	3,431	4
4.01% to 5.00%	283,391	13,687	6,798	26,576	7,433	—
5.01% to 6.00%	38,579	25,204	699	870	1,757	—
6.01% and greater	6	—	—	—	—	—

Total	$1,229,144	53,265	12,375	30,323	13,054	15

     Time deposits of $100,000 and over had the following maturities (in thousands):

December 31,
2008
3 months or less	$259,704
4 to 6 months	159,763
7 to 12 months	170,000
More than 12 months	74,232

Total	$663,699

     Included in deposits at December 31, was (in thousands):

	2008	2007
Brokered deposits	$239,888	14,665
Public deposits	243,745	323,879

Total institutional deposits	$483,633	338,544

     As of December 31, 2008, BankAtlantic pledged $109.3 million of securities available for sale against public deposits.
14. Advances from Federal Home Loan Bank
     At December 31, 2008, the amount of fixed rate Advances from Federal Home Loan Bank (“FHLB”) outstanding were: (dollars in thousands):

	Weighted	Weighted
	Average	Average
	Maturity	Interest	Outstanding
Advances Maturing During the Year Ended:	Date	Rate	Balance
December 31, 2009	7/10/2009	3.69%	$565,000
December 31, 2010	4/13/2010	2.84%	402,028

Total advances from the FHLB			$967,028

     The average interest rate of FHLB advances outstanding during the year ended December 31, 2008 was 3.59% and the average interest on FHLB advances at December 31, 2008 was 3.34%.
     BankAtlantic’s line of credit with the FHLB is limited to 40% of assets, subject to available collateral, with a maximum term of 10 years. At December 31, 2008, $1.6 billion of 1-4 family residential loans, $137.3 million of commercial real estate loans and $688.0 million of consumer loans were pledged against FHLB advances. In addition, FHLB

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock is pledged as collateral for outstanding FHLB advances. BankAtlantic’s available borrowings under the FHLB line of credit were $672 million as of December 31, 2008.
     During the year ended December 31, 2008, BankAtlantic incurred prepayment penalties of $1.6 million upon the repayment of $692 million of FHLB advances. During the year ended December 31, 2006, BankAtlantic incurred prepayment penalties of $1.5 million upon the repayment of $384.0 million of advances and recorded a gain of $1.5 million upon the repayment of $100 million of advances.
15. Federal Funds Purchased and Treasury Borrowings
     BankAtlantic established $35.0 million of lines of credit with other banking institutions for the purchase of federal funds. During 2008, BankAtlantic also participated in a treasury tax and loan program (“TTL”) with the Department of Treasury (the “Treasury”) and a term auction facilities program (“TAF”) with the Federal Reserve Board. Under this Treasury program, the Treasury, at its option, can invest up to $50 million with BankAtlantic at the federal funds rate less 25 basis points. BankAtlantic is also eligible to borrow under the Federal Reserve discount window and had no borrowings under this program at December 31, 2008 and 2007.
     At December 31, 2008, BankAtlantic has pledged as collateral for the TAF program $225.4 million of agency securities available for sale, $111.8 million of commercial mortgage loans, and $11.6 million of consumer loans. BankAtlantic pledged $51.4 million of agency securities available for sale as collateral under TTL program. At December 31, 2008 and 2007, the outstanding balance under this TAF program was $236.0 million and $0, respectively. At December 31, 2008 and 2007, the outstanding balance under this TTL program was $2.3 million and $50.0 million, respectively.
     BankAtlantic’s available borrowings from lines of credit with other banking institutions and access to Treasury borrowings were $82.7 million as of December 31, 2008.
     The following table provides information on federal funds purchased, TAF and TTL borrowings (dollars in thousands):

	As of December 31,
	2008		2007	2006
Ending balance		$238,339	108,975	32,026
Maximum outstanding at any month end within period		$238,339	175,000	266,237
Average amount outstanding during period		$78,125	115,334	176,237
Average cost during period	%	2.23	5.17	5.17
16. Securities Sold Under Agreements to Repurchase
     Securities sold under agreements to repurchase represent transactions where the Company sells a portion of its current investment portfolio (usually MBS’s and REMIC’s) at a negotiated rate and agrees to repurchase the same assets on a specified future date. The Company issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities available for sale and investment securities. Customer repurchase agreements are not insured by the FDIC. At December 31, 2008 and 2007, the outstanding balances of customer repurchase agreements were $46.1 million and $58.3 million, respectively. There were no institutional repurchase agreements outstanding at December 31, 2008 and 2007. BankAtlantic had $231 million of un-pledged securities that could be sold or pledged for additional repurchase agreement borrowings.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table provides information on the agreements to repurchase (dollars in thousands):

	For the Years Ended December 31,
	2008		2007	2006
Maximum borrowing at any month-end within the period		$55,179	109,430	202,607
Average borrowing during the period		$63,529	73,848	123,944
Average interest cost during the period	%	2.23	4.88	4.83
Average interest cost at end of the period	%	0.12	3.46	5.17
     The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

				Weighted
		Estimated		Average
	Amortized	Fair	Repurchase	Interest
	Cost	Value	Balance	Rate
December 31, 2008 (1)
Mortgage-backed securities	$46,689	47,896	46,084	0.12%

December 31, 2007 (1)
Mortgage-backed securities	$30,028	30,251	26,848	3.46%
REMIC	37,796	35,398	31,417	3.46

Total	$67,824	65,649	58,265	3.46%

(1)	At December 31, 2008 and 2007, all securities were classified as available for sale and were recorded at fair value in the consolidated statements of financial condition.
     All repurchase agreements existing at December 31, 2008 matured and were repaid in January 2009. These securities were held by unrelated broker dealers.
17. Notes, Bonds, Secured Borrowings and Junior Subordinated Debentures
     The Company had the following subordinated debentures and mortgage-backed bonds outstanding at December 31, 2008 and 2007 (in thousands):

	Issue	As of December 31,		Interest	Maturity
	Date	2008	2007	Rate	Date

Subordinated debentures (1)	10/29/02	$22,000	22,000	LIBOR + 3.45%	11/7/2012
Mortgage-Backed Bond	3/22/02	864	4,654	(2)	9/30/2013

Total		$22,864	26,654

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

(2)	The bonds adjust semi-annually to the ten year treasury constant maturity rate minus 23 basis points.
     In October 2002, BankAtlantic issued $22 million of floating rate subordinated debentures due 2012. The subordinated debentures pay interest quarterly and are currently redeemable at a price based upon then-prevailing market interest rates. The subordinated debentures were issued by BankAtlantic in a private transaction as part of a larger pooled securities offering. The subordinated debentures qualify for inclusion in BankAtlantic’s total risk based capital.
     During the year ended December 31, 2008, the Company’s lender agreed to accept a $2.8 million payment for the retirement of $3.1 million in mortgage-backed bonds. Included in the Company’s Statement of Operations in cost associated with debt redemption is a $0.3 million gain from the early extinguishment of the mortgage-backed bond. The Company pledged $3.7 million of residential loans as collateral for the outstanding balance of the mortgage-back bond as of December 31, 2008.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company had the following junior subordinated debentures outstanding at December 31, 2008 and 2007 (in thousands):

						Beginning
						Optional
Junior Subordinated	Issue	As of December 31,		Interest	Maturity	Redemption
Debentures	Date	2008	2007	Rate (1)	Date	Date

BBX Capital Trust Trust I(A)	6/26/2007	$25,774	25,774	LIBOR + 1.45	9/15/2037	9/15/2012
BBX Capital Trust Trust II(A)	9/20/2007	5,155	5,155	LIBOR + 1.50	12/15/2037	12/15/2012
BBC Capital Trust II	3/5/2002	57,088	57,088	8.50%	3/31/2032	3/31/2007
BBC Capital Trust III	6/26/2002	25,774	25,774	LIBOR + 3.45%	6/26/2032	6/26/2007
BBC Capital Trust IV	9/26/2002	25,774	25,774	LIBOR + 3.40%	9/26/2032	9/26/2007
BBC Capital Trust V	9/27/2002	10,310	10,310	LIBOR + 3.40%	9/30/2032	9/27/2007
BBC Capital Trust VI	12/10/2002	15,450	15,450	LIBOR + 3.35%	12/10/2032	12/10/2007
BBC Capital Trust VII	12/19/2002	25,774	25,774	LIBOR + 3.25%	12/19/2032	12/19/2007
BBC Capital Trust VIII	12/19/2002	15,464	15,464	LIBOR + 3.35%	1/7/2033	12/19/2007
BBC Capital Trust IX	12/19/2002	10,310	10,310	LIBOR + 3.35%	1/7/2033	12/19/2007
BBC Capital Trust X	3/26/2003	51,548	51,548	LIBOR + 3.15%	3/26/2033	3/26/2008
BBC Capital Trust XI	4/10/2003	10,310	10,310	LIBOR + 3.25%	4/24/2033	4/24/2008
BBC Capital Trust XII	3/27/2003	15,464	15,464	LIBOR + 3.25%	4/7/2033	4/7/2008
Total Junior Subordinated

Debentures		$294,195	294,195

(1)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.
     At December 31, 2008 and 2007, $3.3 million and $4.1 million, respectively, of unamortized underwriting discounts and costs associated with the issuance of subordinated debentures and junior subordinated debentures were included in other assets in the Company’s Consolidated Statements of Financial Condition.
Junior Subordinated Debentures:
     The Company has formed thirteen statutory business trusts (“Trusts”) which were formed for the purpose of issuing Trust Preferred Securities (“trust preferred securities”) and investing the proceeds thereof in junior subordinated debentures of the Company. The trust preferred securities are fully and unconditionally guaranteed by the Company. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to the Company to purchase junior subordinated debentures from the Company. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears. Distributions on the trust preferred securities are cumulative and are based upon the liquidation value of the trust preferred security. The Company has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures. As of December 31, 2008 no interest had been deferred. In February and March 2009, the Company notified the trustees of the junior subordinated debentures that it has elected to defer interest payments for the next regularly scheduled quarterly interest payment dates. The deferral election will begin with respect to regularly scheduled quarterly interest payments aggregating $3.9 million that would otherwise have been made in March and April of 2009. Interest will continue to accrue on the junior subordinated debentures and on the deferred interest and the Company will continue to recognize interest expense in its statement of operations. During the deferral period, distributions will likewise be deferred on the trust preferred securities. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The Company has the right to redeem the junior subordinated debentures after five years from issuance and in some instances sooner. The redemption of the subordinated debentures is subject to the Company having received regulatory approval, if required under applicable capital guidelines or regulatory policies.
Indentures
     The Indentures relating to all of the debentures (including those related to the junior subordinated debentures)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
18. Restricted Stock, Common Stock and Common Stock Option Plans
Issuance and Redemption of Class A Common Stock
     During the years ended December 31, 2008, 2007 and 2006, the Company received net consideration of $0.1 million, $2.4 million and $6.0 million, respectively, from the exercise of stock options. During the year ended December 31, 2006, the Company redeemed 105,780 shares of Class A common stock as consideration for the payment of the exercise price of stock options and for the payment of the optionee’s minimum statutory withholding taxes amounting to $7.3 million. There were no redemptions of Class A common stock associated with the exercise of stock options for the years ended December 31, 2008 and 2007.
     On May 2, 2006, BankAtlantic Bancorp’s Board of Directors approved the repurchase of up to 1.2 million shares of its Class A common stock through open market or private transactions. During the years ended December 31, 2007 and 2006 the Company repurchased and retired 1,088,060 and 111,940 shares of its Class A common stock for $53.8 million and $7.8 million, respectively.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
BankAtlantic Bancorp Restricted Stock and Stock Option Plans:

	Stock Option Plans
	Maximum	Shares	Class of	Vesting	Type of
	Term	Authorized (3)	Stock	Requirements	Options (2)

1996 Stock Option Plan	10 years	449,219	Class A	5 Years (1)	ISO, NQ
1999 Non-qualifying Stock Option Plan	10 years	172,500	Class A	(1)	NQ
1999 Stock Option Plan	10 years	172,500	Class A	(1)	ISO, NQ
2000 Non-qualifying Stock Option Plan	10 years	340,830	Class A	immediately	NQ
2001 Amended and Restated Stock Option Plan	10 years	783,778	Class A	5 Years (1)	ISO, NQ
2005 Restricted Stock and Option Plan (4)	10 years	1,200,000	Class A	5 Years (1)	ISO, NQ

(1)	Vesting is established by the Compensation Committee in connection with each grant of options or restricted stock. All directors’ stock options vest immediately.

(2)	ISO — Incentive Stock Option

NQ — Non-qualifying Stock Option

(3)	During 2001 all shares remaining available for grant under all stock options plans except the 2001 stock option plan were canceled. During 2005 all shares remaining available for grant under the 2001 stock option plan were canceled.

(4)	The Plan provides that up to 1,200,000 shares of Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan.
     The following is a summary of the Company’s Class A nonvested common share activity:

	Class A	Weighted
	Non-vested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2005	26,527	$40.00
Vested	(6,965)	55.60
Forfeited	—	—
Granted	6,278	73.68

Outstanding at December 31, 2006	25,840	43.95
Vested	(7,583)	48.93
Forfeited	—	—
Granted	12,432	42.18

Outstanding at December 31, 2007	30,689	42.01

Vested	(10,295)	33.77
Forfeited	—	—
Granted	5,455	9.70

Outstanding at December 31, 2008	25,849	$38.47

     As of December 31, 2008, approximately $0.7 million of total unrecognized compensation cost was related to non-vested restricted stock compensation. The cost is expected to be recognized over a weighted-average period of approximately 2 years. The fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $0.1 million, $0.4 million and $0.6 million, respectively.
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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company formulated its assumptions used in estimating the fair value of employee options granted subsequent to January 1, 2006 in accordance with guidance under SFAS 123R and the guidance provided by the SEC in Staff Accounting Bulletin No. 107 (“SAB 107”). As part of this assessment, management determined that the historical volatility of the Company’s stock should be adjusted to reflect the spin-off of Levitt Corporation (“Levitt”) on December 31, 2003 because the Company’s historical volatility prior to the Levitt spin-off was not a good indicator of future volatility. Management reviewed the Company’s stock volatility subsequent to the Levitt spin-off along with the stock volatility of other companies in its peer group. Based on this information, management determined that the Company’s stock volatility was similar to its peer group subsequent to the Levitt spin-off. As a consequence, management estimates the Company’s stock volatility over the estimated life of the stock options granted using peer group experiences instead of the Company’s historical data for the years ended December 31, 2007 and 2006. During the year ended December 31, 2008, the Company’s stock price exhibited higher volatility than its peer group. As a consequence, the Company began using its historical volatility as an indicator of future volatility. As part of its adoption of SFAS 123R, the Company examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any employee population patterns in the exercise of its options. As such, the Company used the guidance of SAB 107 to determine the estimated term of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term + original contractual term)/2).
     The table below presents the weighted average assumptions used to value options granted to employees and directors.

	Weighted Average
	2008	2007	2006

Volatility	46.09%	29.44%	31.44%
Expected dividends	1.03%	1.75%	1.03%
Expected term (in years)	5.00	7.23	7.45
Risk-free rate	3.29%	4.92%	5.19%

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following is a summary of the Company’s Class A common stock option activity:

		Weighted	Weighted
	Class A	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)

Outstanding at December 31, 2005	1,207,851	$45.40	5.7
Exercised	(291,948)	20.65
Forfeited	(51,955)	67.90
Expired	(6,420)	46.49
Granted	190,254	73.75

Outstanding at December 31, 2006	1,047,782	56.45	6.4
Exercised	(88,227)	27.75
Forfeited	(75,486)	67.95
Expired	(15,820)	59.25
Granted	196,249	46.79

Outstanding at December 31, 2007	1,064,498	56.17	6.2
Exercised	(6,630)	15.60
Forfeited	(126,678)	74.81
Expired	(111,526)	30.50
Granted	75,954	9.70

Outstanding at December 31, 2008	895,618	53.09	5.8	$—

Exercisable at December 31, 2008	441,589	$31.87	4.4	$—

Available for grant at December 31, 2008	704,726

     The weighted average grant date fair value of options granted during the years 2008, 2007 and 2006 was $3.95, $16.00, and $29.95, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006, was $25,000, $2.1 million and $14.0 million, respectively.
     Total unearned compensation cost related to the Company’s nonvested Class A common stock options was $4.3 million at December 31, 2008. The cost is expected to be recognized over a weighted average period of 2.2 years.
     Included in the Company’s statement of operations in compensation expense was $1.8 million, $4.5 million and $5.1 million of share-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively. The recognized tax benefit associated with the compensation expense was $0, $1.8 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19. Income Taxes
     The provision (benefit) for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Continuing operations	$32,489	(27,572)	7,097
Discontinued operations	—	(4,124)	(8,001)

Total provision (benefit) for income taxes	$32,489	(31,696)	(904)

Continuing operations:
Current:
Federal	$(2,880)	(4,251)	6,161
State	(1)	21	(197)

	(2,881)	(4,230)	5,964

Deferred:
Federal	28,657	(18,180)	674
State	6,713	(5,162)	459

	35,370	(23,342)	1,133

Provision (benefit) for income taxes	$32,489	(27,572)	7,097

     The Company’s actual provision (benefit) for income taxes from continuing operations differ from the Federal expected income tax provision as follows (in thousands):

	For the Years Ended December 31,
	2008		2007		2006

Income tax (benefit) provision at expected federal income tax rate of 35%	$(65,364)	(35.00)%	(20,154)	(35.00)	11,892	35.00
Increase (decrease) resulting from:
Tax-exempt income	(12)	(0.01)	(3,755)	(6.52)	(4,621)	(13.60)
(Benefit) provision for state taxes net of federal benefit	(6,462)	(3.46)	(3,342)	(5.80)	170	0.50
Tax credits	(242)	(0.13)	(856)	(1.49)	(721)	(2.12)
Goodwill impairment	16,899	9.05	—	—	—	—
Federal tax valuation allowance	72,054	38.58	—	—	—	—
State tax valuation allowance	15,719	8.42	856	1.49	1,269	3.74
Other — net	(103)	(0.05)	(321)	(0.56)	(892)	(2.63)

Provision (benefit) for income taxes	$32,489	17.40%	(27,572)	(47.88)	7,097	20.89

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Deferred tax assets:
Allowance for loans, REO, tax certificate losses and write-downs, for financial statement purposes	$49,642	38,786	20,317
Federal and State net operating loss carry-forward	37,572	7,116	5,421
Compensation expensed for books and deferred for tax purposes	779	410	13,099
Real estate held for development and sale capitalized costs for tax purposes in excess of amounts capitalized for financial statement purposes	278	342	374
Accumulated other comprehensive income	2,906	—	896
Share Based Compensation	1,345	1,078	827
Other	5,021	4,174	3,344

Total gross deferred tax assets	97,543	51,906	44,278
Less valuation allowance	(90,333)	(5,466)	(4,610)

Total deferred tax assets	7,210	46,440	39,668

Deferred tax liabilities:
Deferred loan income	1,468	1,993	1,956
Purchase accounting adjustments for bank acquisitions	427	964	1,929
Accumulated other comprehensive income	—	3,304	—
Prepaid pension expense	2,625	2,530	2,438
Depreciation for tax greater than book	2,650	3,293	2,685
Other	40	2,290	656

Total gross deferred tax liabilities	7,210	14,374	9,664

Net deferred tax asset	—	32,066	30,004
Less net deferred tax asset at beginning of period	(32,066)	(30,004)	(29,615)
Reduction in deferred tax asset associated with Stifel Ryan Beck Merger	—	16,593	—
(Decrease) increase in accumulated other comprehensive income	(3,304)	4,200	3,161

(Provision) benefit for deferred income taxes	(35,370)	22,855	3,550
Benefit (provision) for deferred income taxes — discontinued operations	—	487	(4,683)

(Provision) benefit for deferred income taxes — continuing operations	$(35,370)	23,342	(1,133)

     Activity in the deferred tax valuation allowance was (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Balance, beginning of period	$5,466	4,610	3,341
Other comprehensive loss	(2,906)	—	—
Increase in State NOL	15,719	856	1,269
Increase in Federal NOL	72,054	—	—

Balance, end of period	$90,333	5,466	4,610

     In accordance with SFAS No. 109, the Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. In its evaluation, management considers taxable loss carry back availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. SFAS No. 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluation, a deferred tax valuation allowance of $90.3 million was established against its net deferred tax assets as of December 31, 2008. The Company’s deferred tax assets for which it has not established a valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences or through carry-backs to the 2006 tax year. The majority of the benefits of the

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income. The Company’s deferred tax asset valuation allowance would be reversed if and when the Company generates sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.
     A valuation allowance of $5.4 million and $4.6 million, respectively, was established during the years ended December 31, 2007 and 2006 as it was management’s assessment that certain State net operating loss (“NOL”) carry-forwards included in the Company’s deferred tax assets will not be realized. The Company files separate State income tax returns in each State jurisdiction. Certain of the Company’s subsidiaries have incurred significant taxable losses for sustained periods. As a consequence, management believed that it was more-likely-than-not that the State NOL carry forwards associated with these subsidiaries may not be realized.
     Included in the Company’s deferred tax assets as of December 31, 2008 was $98.6 million of federal income tax net operating loss carry-forwards that expire in 2028 and $355.8 million of state net operating loss carry forwards that expire from 2016 through 2028.
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
     The Company and its subsidiaries file a consolidated federal income tax return but separate state income tax returns. The Company’s income tax returns for all years subsequent to the 2003 tax year are subject to examination. Various state jurisdiction tax years remain open to examination. The Company’s 2005 and 2007 federal income tax returns are currently under examination by the Internal Revenue Service. No other income tax filings are under examination by any other taxing authority.
     A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period was as follows:

	For the Years Ended
	December 31,
(in thousands)	2008	2007
Balance as of beginning of period	$194	885
Cumulative effect adjustment upon adoption of FIN No. 48	—	(700)
Additions based on tax positions related to current year	—	194
Additions based on tax positions related to prior year	41	88
Reductions of tax positions for prior years	(29)	(273)

Balance as of end of period	$206	194

     The recognition of the $206,000 and $194,000 of unrecognized tax benefits would result in a 0.11% and 0.33% decrease in the Company’s effective tax rate for the years ended December 31, 2008 and 2007, respectively.
     Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2008, the Company had $21.5 million of excess allowance for bad debts for which no provision for income tax has been provided. If, in the future, this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $7.5 million would be owed.

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
     The following tables set forth the Plan’s change in benefit obligation and change in plan assets at December 31, 2008 and 2007 (in thousands):

	As of December 31,
	2008	2007
Change in benefit obligation
Benefit obligation at the beginning of the year	$28,918	29,620
Interest cost	1,720	1,656
Actuarial loss (gain)	1,549	(1,403)
Benefits paid	(1,037)	(955)

Projected benefit obligation at end of year	31,150	28,918

Change in plan assets
Fair value of Plan assets at the beginning of year	29,104	28,626
Actual return on Plan assets	(10,146)	1,433
Employer contribution	—	—
Benefits paid	(1,037)	(955)

Fair value of Plan assets as of actuarial date	17,921	29,104

Funded status at end of year	$(13,229)	186

     Included in the Company’s statement of financial condition in other liabilities as of December 31, 2008 was $13.2 million representing the under-funded pension plan amount as of that date. Included in other assets as of December 31, 2007 was $0.2 million representing the over-funded pension plan amount as of that date.
     Amounts recognized in accumulated other comprehensive income consisted of (in thousands):

	As of December 31,
	2008	2007	2006
Net comprehensive loss	$19,690	3,915	4,493

     Other information about the pension plans is as follows (in thousands):

	As of December 31,
Other information	2008	2007
Projected benefit obligation	$31,150	28,918
Accumulated benefit obligation	31,150	28,918
Fair value of plan assets	17,921	29,104

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as following (in thousands):

	For the Years Ended
	2008	2007	2006
Interest cost on projected benefit obligation	$1,719	1,656	1,624
Expected return on plan assets	(2,430)	(2,396)	(2,190)
Amortization of unrecognized net gains and losses	463	501	933

Net periodic pension (income) expense (1)	$(248)	(239)	367

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Change in funding status	(13,415)	1,180	2,236
Change in deferred tax assets	(2,112)	(363)	(1,204)

Total recognized net periodic benefit cost and other comprehensive income	$(15,775)	578	1,399

(1)	The estimated net loss for the pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1.6 million.
     The actuarial assumptions used in accounting for the Plan were:

		For the Years Ended
	December 31,
	2008	2007	2006
Weighted average discount rate used to determine benefit obligation	6.00%	6.00%	5.75
Weighted average discount rate used to to determine net periodic benefit cost	6.00%	5.75%	5.50
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return	8.50%	8.50%	8.50
     Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. The discount rate assumption is based on rates of high quality corporate bonds. The interest rates of high quality corporate bonds remained unchanged from December 31, 2007. The increase in the discount rate at December 31, 2007 reflects higher corporate bond rates at December 31, 2007 compared to corporate bond rates at December 31, 2006. The expected long-term rate of return was estimated using historical long-term returns based on the expected asset allocations. Current participant data was used for the actuarial assumptions for each of the three years ended December 31, 2008. The Company did not make any contributions to the Plan during the years ended December 31, 2008, 2007 and 2006. The Company will be required to contribute $1.6 million to the Plan for the year ended December 31, 2009.
     The Plan’s investment policies and strategies are to invest in mutual funds that are rated with at least a 3-star rating awarded by Morningstar at the initial purchase. If a fund’s Morningstar rating falls below a 3-star rating after an initial purchase, it is closely monitored to ensure that its under-performance can be attributed to market conditions rather than fund management deficiencies. Fund manager changes or changes in fund objectives could be cause for replacement of any mutual fund. The Plan also maintains an aggressive growth investment category which includes investments in equity securities and mutual funds. Both public and private securities are eligible for this category of investment, but no more than 5% of total Plan assets at the time of the initial investment may be invested in any one company. Beyond the initial cost limitation (5% at time of purchase), there will be no limitation as to the percentage that any one investment can represent if it is achieved through growth. As a means to reduce negative market volatility, and to invoke a sell discipline for concentrated positions, the Plan has a strategy of selling call options against certain stock positions within the portfolio when considered timely. At December 31, 2008, 3.3% of the Plan’s assets were invested in the aggressive growth category.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Plan’s targeted asset allocation was 72% equity securities, 25% debt securities and 3% cash during the year ended December 31, 2008. A rebalancing of the portfolio takes place on a quarterly basis when there has been a 5% or greater change from the prevailing benchmark allocation.
     The fair values of the pension plan’s assets by asset category are as follows (in thousands):

Quoted Prices
In Active Markets
for Identical
Assets
Asset Category	(Level 1)
Cash	$382
Mutual Funds: (1)
US Large Cap Growth	1,581
US Large Cap Value	758
US Large Cap Blend	1,680
US Mid-Cap Growth	450
US Mid-Cap Value	811
US Mid-Cap Blend	638
International Equity	2,784
Balanced	8,235
Common Stock (2)	602

Total pension assets	$17,921

(1)	The plan maintains diversified mutual funds in order to diversify risks and reduce volatility while achieving the targeted asset mix.

(2)	This category invests in aggressive growth common stocks.
     The pension assets were measured using the market valuation technique with level 1 input. Quotes market prices are available for identical securities for the mutual funds and common stock and all the pension assets trade in active markets.
     The following benefit payments are expected to be paid (in thousands):

Pension
Expected Future Service	Benefits
2009	$1,269
2010	1,480
2011	1,515
2012	1,570
2013	1,659
Years 2014-2018	9,847
Defined Contribution 401(k) Plan:
     The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Employee salary contribution Limit (1)	$15.5	15	15
Percentage of salary limitation	75%	75%	75%
Total match contribution (2)	$2,551	2,930	2,461
Vesting of employer match	Immediate	Immediate	Immediate

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	For the year ended December 31, 2008, employees over the age of 50 were entitled to contribute $20,500. For each of the years in the two year period ended December 31, 2007, employees over the age of 50 were entitled to contribute $20,000.

(2)	The employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions.
Profit Sharing Plan and 2008 Expense Reduction Initiative
     The Company established the Profit Sharing Stretch Plan for all employees of the Company and its subsidiaries. The profit sharing awards were paid in cash quarterly during the years ended December 31, 2007 and 2006 and these awards were subject to achieving specific performance goals. During the year ended December 31, 2008, the Company replaced the profit sharing plan with the 2008 Expense Reduction Initiative for all non-executive employees of the Company and its subsidiaries. The awards were subject to achieving certain expense reduction targets. Included in employee compensation and benefits in the consolidated statement of operations during the years ended December 31, 2008, 2007 and 2006 was $2.2 million, $2.0 million and $4.4 million, respectively, of expenses associated with these plans.
21. Commitments and Contingencies
     The Company is a lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum future rentals under such leases, at December 31, 2008, for the periods shown are (in thousands):

Year Ending December 31,	Amount
2009	$9,224
2010	8,272
2011	7,020
2012	6,214
2013	5,751
Thereafter	68,617

Total	$105,098

	For the Years Ended December 31,
	2008	2007	2006
Rental expense for premises and equipment	$13,887	13,591	10,337

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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Financial instruments with off-balance sheet risk were (in thousands):

	As of December 31,
	2008	2007
Commitments to sell fixed rate residential loans	$25,304	21,029
Commitments to sell variable rate residential loans	—	1,518
Commitments to purchase variable rate residential loans	—	39,921
Commitments to purchase fixed rate residential loans	—	21,189
Commitments to originate loans held for sale	21,843	18,344
Commitments to originate loans held to maturity	16,553	158,589
Commitments to extend credit, including the undisbursed portion of loans in process	597,739	992,838
Standby letters of credit	20,558	41,151
Commercial lines of credit	66,954	96,786
     Commitments to extend credit are agreements to lend funds to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic has $195.2 million of commitments to extend credit at a fixed interest rate and $440.9 million of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $14.1 million at December 31, 2008. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $6.4 million at December 31, 2008. Those guarantees are primarily issued to support public and private borrowing arrangements and generally have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings. Included in other liabilities at December 31, 2008 was $20,000 of unearned guarantee fees. There were no obligations recorded in the financial statements associated with these guarantees.
     BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $68.1 million and $53.0 million at December 31, 2008 and 2007, respectively.
     As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2008 BankAtlantic was in compliance with this requirement, with an investment of approximately $54.6 million in stock of the FHLB of Atlanta.
     Pursuant to the Ryan Beck sale agreement the Company agreed to indemnify Stifel and its affiliates against any claims of any third party losses attributable to disclosed or undisclosed liabilities that arise out of the conduct or activities of Ryan Beck prior to the Stifel acquisition of Ryan Beck. The indemnification of the third party losses is limited to those losses which individually exceed $100,000, and in the aggregate exceed $3 million with a $20 million limitation on the indemnity. Stifel recently indicated that it believes the thresholds for such obligations have been met and the Company has requested information from Stifel in order to determine if any amounts might be owed. Based on information provided by Stifel, management believes that the obligation, if any, under the Stifel indemnity will not have a material impact on the Company’s financial statements. The indemnified losses include federal taxes and litigation claims.
     BankAtlantic has terminated various operating leases originally executed for store expansion or back-office facilities. In certain lease terminations the landlord consents to the assignment of the lease to a third party; however, BankAtlantic remains secondarily liable for the lease obligation. As of December 31, 2008 BankAtlantic was secondarily liable for $11.5 million of lease payments. BankAtlantic uses the same credit policies in assigning these leases to third parties as it does in originating loans. BankAtlantic recognized a lease guarantee obligation upon the execution of the lease

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assignment and included in other liabilities at December 31, 2008 was $0.2 million of unamortized lease guarantee obligations.
     The FDIC is authorized to raise the assessment rates in certain circumstances, which would affect savings institutions in all risk categories. The FDIC has exercised this authority several times in the past and could raise rates in the future. The FDIC has proposed to adjust, and in certain instances increase, insurance assessment rates for quarters beginning on or after April 1, 2009 as well as impose a special assessment payable September 30, 2009. While the special assessment is under continued discussion, increases in deposit insurance premiums would have an adverse effect on our earnings.
22. Legal Contingencies
     In the ordinary course of business, the Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel, has recognized legal reserves of $1.5 million and believes its results of operations or financial condition will not be materially impacted by the resolution of these matters. However, there is no assurance that the Company will not incur losses in excess of reserved amounts or in amounts that will be material to its results of operations or financial condition.
23. Regulatory Matters
     The Company is a unitary savings bank holding company subject to regulatory oversight and examination by the Office of Thrift Supervision (“OTS”), including normal supervision and reporting requirements. The Company is also subject to the reporting and other requirements of the Securities Exchange Act of 1934. In addition, BFC owns 2,389,697 shares of Class A common stock and 100% of Class B common stock which amounts to 30% of the Company’s outstanding common stock. BFC is subject to the same oversight by the OTS as discussed herein with respect to the Company.
     BankAtlantic’s deposits are insured by the FDIC for up to $250,000 for each insured account holder through December 31, 2009 and $100,000 thereafter, the maximum amount currently permitted by law. BankAtlantic has opted to insure its non-interest bearing and interest bearing deposits up to 50 basis points in an unlimited amount pursuant to the FDIC transaction account guarantee program. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can cause regulators to initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a direct material effect on BankAtlantic’s financial statements. At December 31, 2008, BankAtlantic met all capital adequacy requirements to which it is subject and was considered a well capitalized institution.
     The ability of BankAtlantic to pay dividends or make other distributions to the Company in subsequent periods is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic has an accumulated deficit during the prior two years, BankAtlantic is required to file an application to receive approval of the OTS in order to pay dividends to the Company. While the OTS has approved dividends to date, the OTS would likely not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice. There is no assurance that the OTS will approve future capital distributions from BankAtlantic.
     During the years ended December 31, 2008, 2007 and 2006 BankAtlantic paid $15 million, $20 million and $20 million, respectively, of dividends to the Company.
     BankAtlantic’s actual capital amounts and ratios are presented in the table (dollars in thousands):

			For Capital		To Be Considered
	Actual		Adequacy Purposes		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total risk-based capital	$456,776	11.63%	$314,339	8.00%	$392,923	10.00%
Tier I risk-based capital	385,006	9.80	157,169	4.00	235,754	6.00
Tangible capital	385,006	6.80	84,929	1.50	84,929	1.50
Core capital	385,006	6.80	226,478	4.00	283,098	5.00
As of December 31, 2007:
Total risk-based capital	495,668	11.63	340,998	8.00	426,248	10.00
Tier I risk-based capital	420,063	9.85	170,499	4.00	255,749	6.00
Tangible capital	420,063	6.94	90,821	1.50	90,821	1.50
Core capital	420,063	6.94	242,190	4.00	302,738	5.00

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
24. Parent Company Financial Information
     Condensed statements of financial condition at December 31, 2008 and 2007 and condensed statements of operations for each of the years in the three year period ended December 31, 2008 are shown below (in thousands):

	As of December 31,
	2008	2007
CONDENSED STATEMENTS OF FINANCIAL CONDITION
ASSETS
Cash deposited at BankAtlantic	$26,652	3,193
Short term investments	10,464	5,970
Securities available for sale and financial instruments	1,595	146,107
Investment securities	2,036	39,617
Investment in BankAtlantic	414,714	535,279
Investment in other subsidiaries	70,009	2
Current income tax receivable — BankAtlantic	—	15,422
Investment in unconsolidated subsidiaries	8,820	8,820
Other assets	8,188	3,962

Total assets	$542,478	758,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to BankAtlantic	245	83
Junior subordinated debentures	294,195	294,195
Other liabilities	4,070	4,773

Total liabilities	298,510	299,051
Stockholders’ equity	243,968	459,321

Total liabilities and stockholders’ equity	$542,748	758,372

	For the Years Ended December 31,
	2008	2007	2006
CONDENSED STATEMENTS OF OPERATIONS
Dividends from BankAtlantic	$15,000	20,000	20,000
Interest income from related parties	215	256	220
Interest income on investments	969	2,063	2,227

Total interest income and dividends	16,184	22,319	22,447
Interest expense on debentures and other borrowings	21,262	23,053	21,933

Net interest (expense) income	(5,078)	(734)	514

Securities activity, net	(356)	6,105	9,156
Income from unconsolidated subsidiaries	600	1,281	1,634
Service fees from subsidiaries and related parties	988	824	23

Total non-interest income	1,232	8,210	10,813

Employee compensation and benefits	3,046	2,421	4,705
Advertising and promotion	279	317	408
Professional fees	1,552	424	637
Other expenses	701	1,079	1,028

Total non-interest expense	5,578	4,241	6,778

(Loss) income from continuing operations before taxes	(9,424)	3,235	4,549
Income tax provision (benefit)	1,395	(6,194)	(6,008)

(Loss) income before undistributed earnings of subsidiaries	(10,819)	9,429	10,557
Equity in (loss) income from BankAtlantic	(181,144)	(39,441)	16,322
Equity in loss from BankAtlantic Bancorp Partners	(27,281)	—	—
Equity in subsidiaries’ discontinued operations, net of tax of (benefit) of $0, ($4,124) and ($8,001)	16,605	7,812	(11,492)

Net (loss) income	$(202,639)	(22,200)	15,387

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
(in thousands)	2008	2007	2006
Operating activities:
Net (loss) income	$(202,639)	(22,200)	15,387
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Equity in net undistributed loss (earnings) of BankAtlantic and other subsidiaries	208,425	48,001	(4,831)
Net gains on sale of Ryan Beck Holdings, Inc.	—	(16,373)	—
Cumulative effect adjustment	—	700	—
Share-based compensation expense	585	1,084	1,256
Tax benefits from share-based compensation	—	(1,265)	(3,719)
Impairments of investment securities	4,560	3,316	—
Deferred tax valuation allowance	12,496	—	—
Amortization and accretion, net	824	762	793
Gains on securities activities	(4,204)	(6,105)	(9,156)
Increase (decrease) in other liabilities	2,220	(5,931)	5,075
Changes in due from BankAtlantic	161	761	(834)
Increase in deferred tax asset	(11,101)	(2,575)	(249)
Decrease (increase) in other assets	10,373	(5,746)	(4,521)

Net cash provided by (used in) operating activities	21,700	(5,571)	(799)

Investing activities:
Repayments of loans to subsidiaries	—	—	4,613
Distribution from unconsolidated subsidiaries	—	4,081	—
Investments in unconsolidated subsidiaries, net	—	(885)	(4,081)
Investments in consolidated subsidiaries	(162,290)	—	—
Purchase of securities	(1,854)	(29,660)	(62,915)
Equity securities received from Ryan Beck Holdings, Inc. earn-out	(11,309)	—	—
Proceeds from sales of securities	182,448	55,252	78,582
Net proceeds from the sale of Ryan Beck Holdings, Inc.	—	2,628	—

Net cash provided by investing activities	6,995	31,416	16,199

Financing activities:
Issuance of common stock	103	2,449	1,479
Retirement of Class A common stock accepted as consideration for the payment of the minimum withholding tax upon the exercise of stock options	—	—	(2,717)
Proceeds from the issuance of junior subordinated debentures	—	30,929	—
Purchase and retirement of Class A common stock	—	(53,769)	(7,833)
Common stock dividends paid	(844)	(7,439)	(9,678)
Excess tax benefits from share-based compensation	—	1,265	3,719

Net cash (used in) provided by financing activities	(741)	(26,565)	(15,030)

Increase (decrease) in cash and cash equivalents	27,954	(720)	370
Cash and cash equivalents at beginning of period	9,162	9,883	9,513

Cash and cash equivalents at end of period	$37,116	9,163	9,883

(Continued)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
(in thousands)	2008	2007	2006
Cash paid for:
Interest	$21,271	22,971	22,707
Supplementary disclosure of non-cash investing and financing activities:
Issuance and retirement of Class A common stock accepted as consideration for the exercise price of stock options	—	—	4,549
(Decrease) increase in stockholders’ equity from other comprehensive income	(13,704)	7,096	5,157
25. Fair Value Measurement
     SFAS No. 157 defines fair value as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Statement also defines valuation techniques and a fair value hierarchy to prioritize the inputs used in valuation techniques. There are three main valuation techniques to measuring fair value of assets and liabilities: the market approach, the income approach and the cost approach. The input fair value hierarchy has three broad levels and gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
     The valuation techniques are summarized below:
     The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
     The income approach uses financial models to convert future amounts to a single present amount. These valuation techniques include present value and option-pricing models.
     The cost approach is based on the amount that currently would be required to replace the service capacity of an asset. This technique is often referred to as current replacement costs.
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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents major categories of the Company’s assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at December 31, 2008 Using
		Quoted prices in
		Active Markets	Significant Other	Significant
	As of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Mortgage-backed securities	$532,873	—	532,873	—
REMICS	166,351	—	166,351	—
Bonds	250	—	—	250
Equity securities	2,371	783	—	1,588

Total	$701,845	783	699,224	1,838

     There were no recurring liabilities measured at fair value in the Company’s financial statements.
     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008 (in thousands):

		Stifel	Equity
	Bonds	Warrants	Securities	Total

Beginning Balance	$681	10,661	5,133	16,475
Total gains and losses (realized/unrealized)
Included in earnings (or changes in net assets)	—	3,704	(3,412)	292
Included in other comprehensive Income	1	—	(133)	(132)
Purchases, issuances, and settlements	(432)	(14,365)	—	(14,797)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$250	—	1,588	1,838
	==
     The $3.7 million of gains included in earnings for the year ended December 31, 2008 represents realized gains relating to the sale of Stifel warrants. The $3.4 million equity securities loss represents an other-than-temporary impairment associated with a decline in value related to an equity investment in an unrelated financial institution.
     The valuation techniques and the inputs used in our financial statements to measure the fair value of our recurring financial instruments are described below.
     The fair values of mortgage-backed and real estate mortgage conduit securities are estimated using independent pricing sources and matrix pricing. Matrix pricing uses a market approach valuation technique and Level 2 valuation inputs as quoted market prices are not available for the specific securities that the Company owns. The independent pricing sources value these securities using observable market inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in the secondary institutional market which is the principal market for these types of assets. To validate fair values obtained from the pricing sources, the Company reviews fair value estimates obtained from brokers, investment advisors and others to determine the reasonableness of the fair values obtained from independent pricing sources. The Company reviews any price that it determines may not be reasonable and requires the pricing sources to explain the differences in fair value or reevaluate its fair value.
     Bonds and equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2 or Level 3) with inputs obtained from independent pricing sources to value bonds and equity securities, if available. We also obtain non-binding broker quotes to validate fair values obtained from matrix pricing. However, for certain equity and debt securities in which observable market inputs cannot be obtained, we value these

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
securities either using the income approach and pricing models that we developed or based on observable market data that we have adjusted based on our judgment of the factors a market participant would use to value the securities (Level 3).
     The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2008 (in thousands):

	Fair Value Measurements at December 31, 2008
		Quoted prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Total
Description	2008	(Level 1)	(Level 2)	(Level 3)	Impairments

Loans measured for impairment using the fair value of the collateral	$209,012	—	—	209,012	103,193
Private equity investment	536			536	1,148

Total	$209,548	—	—	209,548	104,341
	= =
     There were no liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.
     Loans Measured For Impairment
     Impaired loans are generally valued based on the fair value of the underlying collateral. The Company primarily uses third party appraisals to assist in measuring impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties and we may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, we use our judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the fair value of the collateral is considered a Level 3 valuation.
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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial Disclosures about Fair Value of Financial Instruments

	December 31, 2008		December 31, 2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$158,957	158,957	124,574	124,574
Securities available for sale	701,845	701,845	925,363	925,363
Financial instruments	—	—	10,661	10,661
Investment securities	2,036	2,036	39,617	44,110
Tax certificates	213,534	224,434	188,401	188,401
Federal home loan bank stock	54,607	54,607	74,003	74,003
Loans receivable including loans held for sale, net	4,326,651	3,959,563	4,524,188	4,610,355
Financial liabilities:
Deposits	$3,926,368	3,926,382	3,953,405	3,967,256
Short term borrowings	284,423	284,474	167,240	167,240
Advances from FHLB	967,028	983,119	1,397,044	1,406,728
Subordinated debentures and notes payable	22,864	21,550	26,654	26,717
Junior subordinated debentures	294,195	142,086	294,195	262,814
     The following discusses the estimated fair value of the Company’s financial instruments presented in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”.
     Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments and management has derived the fair value of the majority of these financial instruments using the income approach technique with Level 3 unobservable inputs, there is no assurance that the Company would receive the estimated value upon sale or disposition of the asset. Management estimates used in its net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. The Company’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.
     Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.
     The fair value of performing loans, except residential mortgage and adjustable rate loans, is calculated by using an income approach with level 3 inputs. The fair value of performing loans is estimated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan. The estimate of average maturity is based on BankAtlantic’s historical experience with prepayments for each loan classification, modified as required, by an estimate of the effect of current economic and lending conditions. Management assigned a credit risk premium to these loans based on risk grades and delinquency status for the year ended December 31, 2008.
     The fair value of tax certificates was calculated using the income approach. The fair value is based on discounted expected cash flows using discount rates that take into account the risk of the cash flows of tax certificates relative to alternative investments.
     The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is considered the same as book value. The fair value of certificates of deposit is based on an income approach with Level 3 inputs. The fair value is calculated by the discounted value of contractual cash flows with the discount rate estimated using current rates offered by BankAtlantic for similar remaining maturities.
     The fair value of Federal Home Loan Bank stock is its carrying amount.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The fair value of securities sold under agreements to repurchase and federal funds purchased is calculated using the income approach with Level 2 inputs. The Company discounts contractual cash flows based on current interest rates. The carrying value of these borrowings approximates fair value as maturities are generally less than thirty days.
     The fair value of FHLB advances was calculated using the income approach. The fair value was based on discounted cash flows using rates offered for debt with comparable terms to maturity and issuer credit standing.
     The fair value of Stifel warrants as of December 31, 2007 was based on an option pricing model.
     The fair values of BankAtlantic’s subordinated debentures was based on discounted values of contractual cash flows at a market discount rate adjusted for non-performance risk for the year ended December 31, 2008.
     The fair value of BankAtlantic’s mortgage-backed bond for the year ended December 31, 2008 was based on a December 2008 trade with an unrelated financial institution. The fair value of BankAtlantic’s mortgage-backed bond for the year ended December 31, 2007 was based on discounted values of contractual cash flows at a market discount rate.
     The Company obtained the fair value on $57.1 million of junior subordinated debentures from NASDAQ price quotes as of December 31, 2008 and 2007. The fair value of the Company’s remaining junior subordinated debentures was obtained using the income approach by discounting estimated cash flows at a market discount rate. For the year ended December 31, 2008, the discount rate was adjusted for non-performance risk (Level 3).
     There were no liabilities measured at fair value on a recurring basis in the Company’s financial statements.
     The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not significant. (See Note 21 for the contractual amounts of BankAtlantic’s financial instrument commitments).
Derivatives
     Commitments to originate residential loans held for sale and to sell residential loans are derivatives. The fair value of these derivatives was not included in the Company’s financial statements as the amount was not considered significant. These derivatives relate to a loan origination program with an independent mortgage company where the mortgage company purchases the originated loans from BankAtlantic 14 days after the funding date at a price negotiated quarterly for all loans sold during the quarter.
     Included in the proceeds received from the February 2007 sale of Ryan Beck to Stifel were warrants to acquire 722,586 shares of Stifel common stock at $24.00 per share. During the year ended December 31, 2008, all of the Stifel warrants were sold for a gain of $3.7 million. The Company received gross proceeds of $14.4 million from the sale of the warrants.
     Based on market conditions, BankAtlantic writes call options on recently purchased agency securities (“covered calls”). Included in the Statement of Operations in securities activities – net during the years ended December 31, 2008, 2007 and 2006 was covered call transaction gains of $0.4 million, $0 and $0.2 million, respectively. The Company had no call options outstanding as of December 31, 2008.
Concentration of Credit Risk
     BankAtlantic purchases residential loans located throughout the country. Included in these purchased residential loans are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to repay the loan and lead to increased defaults and losses. At December 31, 2008 and 2007, BankAtlantic’s residential loan portfolio included $979 million and $1.1 billion of interest-only loans with 25% of the principal amount of these loans secured by collateral located in California. BankAtlantic manages this credit risk by purchasing interest-only loans originated to borrowers that it believes to be credit worthy, with loan-to-value and total debt to income ratios within agency guidelines. Thus, these purchased residential loans are not sub-prime loans.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     BankAtlantic has a high concentration of consumer home equity and commercial loans in the State of Florida. Real estate values and general economic conditions have significantly deteriorated during 2008. If the market conditions in Florida do not improve during 2009 or deteriorate further BankAtlantic may be exposed to significant credit losses.
26. Earnings per Share
     The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2008, 2007 and 2006 (in thousands, except share data).

	For The Years Ended December 31,
	2008	2007	2006
Basic (loss) earnings per share Numerator:
Continuing operations	$(219,244)	(30,012)	26,879
Discontinued operations	16,605	7,812	(11,492)

Net (loss) income	$(202,639)	(22,200)	15,387

Denominator:
Basic weighted average number of common shares outstanding	11,225,580	11,632,313	12,219,092

Basic (loss) earnings per share from:
Continuing operations	$(19.53)	(2.58)	2.20
Discontinued operations	1.48	0.67	(0.94)

Basic (loss) earnings per share	$(18.05)	(1.91)	1.26

	For the Years Ended December 31,
	2008	2007	2006
Diluted earnings (loss) per share Numerator:
Continuing operations	$(219,244)	(30,012)	26,879
Discontinued operations	16,605	7,812	(11,492)

Net (loss) income	(202,639)	(22,200)	15,387

Denominator:
Basic weighted average number of common shares outstanding	11,225,580	11,632,313	12,219,092
Stock-based compensation	—	—	293,549

Diluted weighted average shares outstanding	11,225,580	11,632,313	12,512,641

Diluted (loss) earnings per share from:
Continuing operations	$(19.53)	(2.58)	2.19
Discontinued operations	1.48	0.67	(0.93)

Diluted (loss) earnings per share	$(18.05)	(1.91)	1.26

     Options to acquire 868,165, 1,064,497 and 369,374 shares of Class A common stock were anti-dilutive for the years ended December 31, 2008, 2007 and 2006, respectively.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
27. Real Estate Held for Development and Sale
     Real estate held for development and sale consisted of the following (in thousands):

	As of December 31,
	2008	2007
Land and facilities held for sale	$8,077	13,704
Land and land development costs	10,306	20,037

Total real estate held for development and sale	$18,383	33,741

     (Loss) income from sales of real estate held for development and sale was as follows (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Sales of real estate	$11,887	1,977	7,613
Cost of sales on real estate	11,979	1,439	8,595

(Losses) gains on sales of real estate	$(92)	538	(982)

     Included in land and facilities held for sale is land BankAtlantic acquired for its store expansion program. In December 2007, BankAtlantic decided to sell this land and transferred the properties from properties held for use to land and facilities held for sale. BankAtlantic evaluates these properties based on updated indicators of value periodically and recognized $2.8 million and $1.1 million of impairments during the years ended December 31, 2008 and 2007, respectively.
     Land and land development costs at December 31, 2008 and 2007 represents real estate inventory from a residential construction development acquired in 2002. The Company evaluates the underlying real estate inventory in the development for impairment periodically. During the years ended December 31, 2008 and 2007, the Company recorded $1.2 million and $5.2 million, respectively, of real estate inventory impairments associated with declining fair values of residential real estate.
28. Investments in Unconsolidated Subsidiaries
     The Consolidated Statements of Financial Condition include the following amounts for investments in unconsolidated subsidiaries (in thousands):

	As of December 31,
	2008	2007
Statutory business trusts	$8,820	8,820
Rental real estate joint venture	—	1,715
Investment in factoring joint venture	1,732	2,548

Total investments in unconsolidated subsidiaries	$10,552	13,083

     The Consolidated Statements of Operations include the following amounts for income from unconsolidated subsidiaries (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Equity in rental real estate joint venture earnings	$990	1,592	1,040
Equity in factoring joint venture earnings	518	246	—
Earnings in statutory business trusts’ earnings	601	662	627

Income from unconsolidated subsidiaries	$2,109	2,500	1,667

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the years ended December 31, 2008, 2007 and 2006, the Company invested in income producing real estate joint ventures. The business purpose of these joint ventures was to manage certain rental property with the intent to sell the property in the foreseeable future. In January 2008, February 2007 and January 2006, the Company recorded a gain of approximately $1.0 million, $1.3 million and $0.6 million associated with the sale of the underlying properties in joint ventures, respectively. During 2008, the Company liquidated all of its investments in rental real estate joint ventures.
     During the year ended December 31, 2007, the Company invested in a variable interest entity joint venture involved in the factoring of accounts receivable. While the Company owns 50% of the entity it is not the primary beneficiary, and the maximum exposure to the Company from this investment is $5.0 million.
     The remaining investments in unconsolidated subsidiaries consisted of the Company’s investments in thirteen statutory business trusts that were formed solely to issue trust preferred securities.
     Dividends received from unconsolidated subsidiaries were $0.6 million, $1.2 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.
     The statutory business trusts’ condensed combined statements of financial condition as of December 31, 2008 and 2007 and condensed combined statements of operation for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	As of December 31,
	2008	2007
Statement of Financial Condition
Junior subordinated debentures	$294,195	294,195
Other assets	1,035	1,072

Total Assets	$295,230	295,267

Trust preferred securities	$285,375	285,375
Other liabilities	1,035	1,072

Total Liabilities	286,410	286,447

Common securities	8,820	8,820

Total Liabilities and Equity	$295,230	295,267

	For the Years Ended December 31,
	2008	2007	2006
Statement of Operations
Interest income from subordinated debentures	$20,197	22,274	20,913
Interest expense	(19,596)	(21,612)	(20,286)

Net income	$601	662	627

29. Related Parties
     The Company, Woodbridge Holdings Corporation (“Woodbridge” formerly Levitt Corporation) and Bluegreen Corp. (“Bluegreen”) are deemed to be under common control. The controlling shareholder of the Company and Woodbridge is BFC Financial Corp. (“BFC”), and Woodbridge owns 31% of the outstanding common stock of Bluegreen. Shares of BFC’s capital stock, representing a majority of the voting power, are owned or controlled by the Company’s Chairman and Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and Woodbridge, and directors of Bluegreen. The Company, BFC, Woodbridge and Bluegreen share certain office premises and employee services, pursuant to the agreements described below.
     In March 2008, BankAtlantic entered into an agreement with Woodbridge to provide information technology support in exchange for monthly payments by Woodbridge to BankAtlantic of $10,000 and a one-time set-up charge of

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
approximately $20,000. In May 2008, BankAtlantic entered into a lease agreement with BFC under which BFC will pay BankAtlantic monthly rent of $24,490 for office space in BankAtlantic’s corporate headquarters.
     The Company maintains service agreements with BFC, pursuant to which BFC provides human resources, risk management and investor relations services to the Company. BFC is compensated for these services based on its cost.
     The table below shows the effect of service arrangements on the Company’s consolidated statement of operations for the year ended December 31, 2008, 2007 and 2006 (in thousands):

	For the Years Ended December 31,
	2008	2007	2006
Non-interest income:
Other — office facilities	$442	289	380
Non-interest expense:
Employee compensation and benefits	(110)	(214)	(270)
Other — back-office support	(1,614)	(1,406)	(958)

Net effect of affiliate transactions before income taxes	$(1,282)	(1,331)	(848)

     The Company in prior periods issued options to acquire shares of the Company’s Class A common stock to employees of Woodbridge prior to the spin-off. Additionally, employees of the Company have transferred to affiliate companies and the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees. The Company accounts for these options to former employees as employee stock options because these individuals were employees of the Company on the grant date. During the years ended December 31, 2007 and 2006, former employees exercised 2,613 and 10,293 of options, respectively, to acquire Class A common stock at a weighted average exercise price of $42.80 and $16.40, respectively. There were no options exercised by former employees during the year ended December 31, 2008.
     Options outstanding to former employees consisted of the following as of December 31, 2008:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	53,789	$48.46
Options non-vested	13,610	$92.85
     During the years ended December 31, 2007 and 2006, the Company issued to BFC employees that perform services for the Company options to acquire 9,800 and 10,060 shares of the Company’s Class A common stock at an exercise price of $46.90 and $73.45, respectively. These options vest in five years and expire ten years from the grant date. The Company recognizes service provider expense on options over the vesting period measured based on the option fair value at each reporting period. The Company recorded $26,000, $13,000 and $26,000 of service provider expense relating to these options for the years ended December 31, 2008, 2007 and 2006, respectively.
     BankAtlantic entered into securities sold under agreements to repurchase transactions with Woodbridge and BFC in the aggregate of $4.7 million and $7.3 million as of December 31, 2008 and 2007, respectively. The Company recognized $80,000, $185,000 and $479,000 of interest expense in connection with the above repurchase transactions for the years ended December 31, 2008, 2007 and 2006, respectively. These transactions have the same general terms as BankAtlantic repurchase agreements with unaffiliated third parties.
     The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”). Prior to his retirement in 2006, Bruno DiGiulian, a director of the Company, was of counsel to Ruden, McClosky. Fees aggregating $75,000, $274,000, and $526,000 were paid by the Company to Ruden, McClosky during the years ended December 31, 2008, 2007 and 2006, respectively.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
30. Segment Reporting
     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for segment reporting is based on internal reports utilized by management. Results of operations are reported through two reportable segments: BankAtlantic and Parent Company. BankAtlantic activities consist of retail banking services delivered through a network of more than 100 stores located in Florida. The Parent Company activities consist of equity and debt financings, capital management and acquisition related expenses. Additionally, effective March 31, 2008, a wholly-owned subsidiary of the Parent Company purchased non-performing loans from BankAtlantic. As a consequence, the Parent Company activities also include managing this portfolio of non-performing loans.
     The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated
BankAtlantic	Banking operations
Parent Company	BankAtlantic Bancorp’s operations, costs of acquisitions, asset and capital management and financing activities.
     The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies. Intersegment transactions consist of shared services such as risk management consulting, loan servicing, executive management and investment banking placement and advisory fees which are eliminated in consolidation.
     Depreciation and amortization consist of: depreciation on property and equipment, amortization of core deposit intangible assets, deferred rent and deferred offering costs.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company evaluates segment performance based on net segment income after tax. The table below is segment information for income from continuing operations for each of the years in the three year period ended December 31, 2008 (in thousands):

			Adjusting and
		Parent	Elimination	Segment
	BankAtlantic	Company	Entries	Total
2008
Interest income	$313,285	1,445	(214)	314,516
Interest expense	(119,637)	(21,262)	214	(140,685)
(Provision) for loan losses	(135,383)	(24,418)	—	(159,801)
Non-interest income	137,308	1,271	(1,015)	137,564
Non-interest expense	(330,623)	(8,741)	1,015	(338,349)

Segments loss before income taxes	(135,050)	(51,705)	—	(186,755)
Benefit for income tax	(31,094)	(1,395)	—	(32,489)

Segment net loss	$(166,144)	(53,100)	—	(219,244)

Total assets	$5,713,690	542,478	(441,611)	5,814,557

Equity method investments included in total assets	$1,732	8,820	—	10,552

Goodwill	$22,205	—	—	22,205

Expenditures for segment assets	$11,483	—	—	11,483

Depreciation and amortization	$20,220	799	—	21,019

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Adjusting and
		Parent	Elimination	Segment
	BankAtlantic	Company	Entries	Total
2007
Interest income	$369,570	2,320	(257)	371,633
Interest expense	(170,060)	(23,054)	257	(192,857)
(Provision) for loan losses	(70,842)	—	—	(70,842)
Non-interest income	144,412	8,250	(830)	151,832
Non-interest expense	(313,898)	(4,282)	830	(317,350)

Segments losses before income taxes	(40,818)	(16,766)	—	(57,584)
Benefit for income tax	21,378	6,194	—	27,572

Segment net loss	$(19,440)	(10,572)	—	(30,012)

Total assets	$6,161,962	758,372	(541,517)	6,378,817

Equity method investments included in total assets	$4,263	8,820	—	13,083

Goodwill	$70,490	—	—	70,490

Expenditures for segment assets	$63,992	—	299	64,291

Depreciation and amortization	$15,542	(784)	486	15,244

			Adjusting and
		Parent	Elimination	Segment
	BankAtlantic	Company	Entries	Total
2006
Interest income	$364,949	2,448	(220)	367,177
Interest expense	(145,344)	(21,933)	220	(167,057)
(Provision) for loan losses	(8,574)	—	—	(8,574)
Non-interest income	131,844	10,772	—	142,616
Non-interest expense	(293,448)	(6,738)	—	(300,186)

Segments income (loss) before income taxes	49,427	(15,451)	—	33,976
(Provision) benefit for income taxes	(13,105)	6,008	—	(7,097)

Segment net income (loss)	$36,322	(9,443)	—	26,879

Total assets (1)	$6,187,122	796,629	(488,089)	6,495,662

Equity method investments included in total assets	$3,078	11,991	—	15,069

Goodwill	$70,490	—	6,184	76,674

Expenditures for segment assets	$89,885	—	—	89,885

Depreciation and amortization	$13,105	803	8,803	22,711

(1)	The adjusting and elimination entries include the assets, goodwill, depreciation and amortization of the Ryan Beck discontinued operations.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
31. Selected Quarterly Results (Unaudited)
     The following tables summarize the quarterly results of operations for the years ended December 31, 2008 and 2007 (in thousands except share and per share data).

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$83,732	78,487	81,184	71,113	314,516
Interest expense	41,101	32,886	34,767	31,931	140,685

Net interest income	42,631	45,601	46,417	39,182	173,831
Provision for loan losses	42,888	47,247	31,214	38,452	159,801

Net interest income after provision for loan losses	(257)	(1,646)	15,203	730	14,030

(Loss) before income taxes	(39,651)	(31,509)	(18,251)	(97,344)	(186,755)

(Loss) from continuing operations	(24,564)	(19,363)	(10,982)	(164,335)	(219,244)
Discontinued operations	1,121	—	4,919	10,565	16,605

Net loss	$(23,443)	(19,363)	(6,063)	(153,770)	(202,639)

Basic (loss) per share from continuing operations	$(2.19)	(1.73)	(0.98)	(14.63)	(19.53)
Basic earnings per share from discontinued operations	0.10	—	0.44	0.94	1.48

Basic (loss) per share	$(2.09)	(1.73)	(0.54)	(13.69)	(18.05)

Diluted (loss) per share from continuing operations	$(2.19)	(1.73)	(0.98)	(14.63)	(19.53)
Diluted earnings per share from discontinued operations	0.10	—	0.44	0.94	1.48

Diluted (loss) per share	$(2.09)	(1.73)	(0.54)	(13.69)	(18.05)

Basic weighted average number of common shares outstanding	11,219,318	11,223,495	11,228,081	11,231,394	11,225,580

Diluted weighted average number of common shares outstanding	11,219,318	11,223,495	11,228,081	11,231,394	11,225,580

     The first quarter was unfavorably impacted by a $42.9 million provision for loan losses and $6.6 million of losses associated with Stifel equity securities. The first quarter provision for loan losses reflected $40.6 million in commercial loan charge-offs concentrated in the commercial residential development real estate loan categories as well as an increase in our allowance for home equity loan losses reflecting increased delinquency trends in this portfolio.
     The second quarter was unfavorably impacted by a $47.2 million provision loan losses and $6.0 million of restructuring and impairment charges. The second quarter provision for loan losses reflected continued commercial residential real estate loan charge-offs and higher allowances for consumer home equity loans. The restructuring and impairment charges primarily resulted from exit costs associated with the consolidation of back-office facilities and impairments on real estate held for sale.
     The third quarter was unfavorably impacted by a $31.2 million provision for loan losses reflecting continued decline in residential real estate values.
     During the fourth quarter, the Company recognized a goodwill impairment of $48.3 million and an $81.3 million deferred tax valuation allowance was established. Real estate values and the general economy continued to deteriorate resulting in a $38.5 million provision for loan losses.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$93,540	93,775	94,896	89,422	371,633
Interest expense	46,394	47,722	51,137	47,604	192,857

Net interest income	47,146	46,053	43,759	41,818	178,776
Provision for loan losses	7,461	4,917	48,949	9,515	70,842

Net interest income after provision for loan losses	39,685	41,136	(5,190)	32,303	107,934

(Loss) income before taxes	(3,056)	13,443	(50,247)	(17,724)	(57,584)

(Loss) income from continuing operations	(2,204)	11,728	(29,610)	(9,926)	(30,012)
Discontinued operations, net of taxes	7,920	(108)	—	—	7,812

Net income	$5,716	11,620	(29,610)	(9,926)	(22,200)

Basic (loss) earnings per share from continuing operations	$(0.18)	0.99	(2.61)	(0.89)	(2.58)
Basic earnings per share from discontinued operations	0.65	(0.01)	—	—	0.67

Basic earnings (loss) per share	$0.47	0.98	(2.61)	(0.89)	(1.91)

Diluted (loss) earnings per share from continuing operations	$(0.18)	0.98	(2.61)	(0.89)	(2.58)
Diluted earnings (loss) per share from discontinued operations	0.65	(0.01)	—	—	0.67

Diluted earnings (loss) per share	$0.47	0.97	(2.61)	(0.89)	(1.91)

Basic weighted average number of common shares outstanding	12,127,000	11,837,911	11,366,465	11,210,864	11,632,313

Diluted weighted average number of common shares outstanding	12,127,000	11,985,848	11,366,465	11,210,864	11,632,313

     The first quarter was unfavorably impacted by higher expenses associated with BankAtlantic’s store expansion initiatives, $2.6 million of severance costs related to a reduction in personnel and higher provision for loan losses associated with commercial residential real estate loans. Income from discontinued operations represented a $16.4 million gain on the sale of Ryan Beck Holdings, Inc. to Stifel Financial Corporation partially offset by an $8.6 million net loss from discontinued operations.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We have established disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2008, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP dated March 16, 2009.
Consolidated Statements of Financial Condition as of December 31, 2008 and 2007.
Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2008.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2008.
Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2008.
Notes to Consolidated Financial Statements.
(2)	Financial Statement Schedules
All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.
(3)	Exhibits

     The following exhibits are either filed as a part of this Report or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference

3.1	Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001.

3.2	Articles of Amendment to the Restated Articles of incorporation, effective May 20, 2008	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on May 5, 2008.

3.3	Articles of Amendment to the Restated Articles of incorporation, effective September 4, 2008	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14C, filed on September 5, 2008.

3.4	Articles of Amendment to the Restated Articles of incorporation, effective September 26, 2008	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2008 filed on November 10, 2008.

3.5	Amended and Restated Bylaws	Form 10-K for the year ended December 31, 2003, filed on March 3, 2004.

10.1	Amendments to Stock Option Plans*	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.

10.2	2005 Restricted Stock and Option Plan	Appendix A to the Registrant’s Definitive Proxy Statement filed on April 15, 2005.

10.4	2004 Restricted Stock Incentive Plan	Appendix A to the Registrant’s Definitive Proxy Statement filed on April 12, 2004.

10.5	1998 Ryan Beck Stock Option Plan*	Appendix A, Exhibit B to the Registrant’s Registration statement on Form S-4 filed on May 26, 1998 (Registration No. 333-53107.)

10.6	BankAtlantic Bancorp 2000 Non-qualified Stock Option Plan	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.7	BankAtlantic Bancorp 1996 Stock Option Plan*	Appendix A to the Registrant’s Definitive Proxy Statement filed on April 25, 1996.

10.8	BankAtlantic Bancorp 1998 Stock Option Plan*	Appendix A to the Registrant’s Definitive Proxy Statement filed on March 16, 1998.

10.9	BankAtlantic Bancorp, Inc. Restricted Stock Award Plan for Key Employees of Ryan, Beck & Co., Inc.*	Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 26, 1999.

10.10	BankAtlantic Bancorp, Inc. — Ryan Beck Restricted Stock Incentive Plan*	Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 26, 1999.

10.11	BankAtlantic Bancorp-Ryan Beck Executive Incentive Plan*	Appendix B to the Registrant’s Definitive Proxy Statement filed on June 22, 1999.

10.12	BankAtlantic Bancorp 1999 Stock Option Plan*	Appendix C to the Registrant’s Definitive Proxy Statement filed on June 22, 1999.

10.13	BankAtlantic Bancorp 1999 Non-qualified Stock Option Plan*	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.15	Columbus Bank and Trust Company Loan Agreement, dated as of September 17, 2001	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.16	First Modification of Columbus Bank and Trust Company Loan Agreement, dated January 23, 2004	Form 10-K for the year ended December 31, 2003 filed on March 3, 2004.

10.17	Employment agreement of Ben A. Plotkin	Appendix A, Exhibit D to the Registrant’s Registration statement on Form S-4 filed on May 26, 1998 (Registration No. 333-53107.)

10.18	Employment agreement of Lloyd B. DeVaux	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.19 (a)	BankAtlantic Split Dollar Life Insurance Plan	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

Exhibit
Number	Description	Reference

10.19 (b)	BankAtlantic Split Dollar Life Insurance Plan Agreement with Alan B. Levan	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.19 (c)	Corrective amendment to BankAtlantic Split Dollar Life Insurance Plan Agreement	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.20	Indenture for the Registrant’s 8.50% Junior Subordinated Debentures due 2027 held by BBC Capital Trust II	Exhibit 4.4 to the Registrant’s form S-3A, filed on October 24, 2001 (Registration 333-71594 and 333-71594-01.)

10.21	Amended and Restated Trust Agreement of BBC Capital Trust II	Exhibit 4.9 to the Registrant’s Registration Statement From S-3A, filed on October 27, 2001 (Registration Nos. 333-71594 and 333-71594-01).

10.22	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust III	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.

10.23	Indenture for the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures held by BBC Capital Trust III	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.

10.24	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust IV	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

10.25	Indenture for the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 held by BBC Capital Statutory Trust IV	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

10.26	Amended and Restated Trust Agreement of BBC Capital Trust V	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

10.27	Indenture for the Registrant’s Floating Rate Junior Subordinated Notes due 2032 held by BBC Capital Trust V	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

10.28	Indenture for the Company’s Floating Rate Junior Subordinated Notes due 2032 held by BBC Capital Trust VI	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.29	Amended and Restated Trust Agreement of BBC Capital Trust VI	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.30	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 held by BBC Capital Statutory Trust VII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.31	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust VII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.32	Indenture for the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 held by BBC Capital Trust VIII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.33	Amended and Restated Declaration of Trust of BBC Capital Trust VIII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.34	Indenture for the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 held by BBC Capital Trust IX	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.35	Amended and Restated Declaration of Trust of BBC Capital Trust IX	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.36	Indenture for BankAtlantic’s Floating Rate Subordinated Debt Securities due 2012	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.37	Amendment to the BankAtlantic Bancorp, Inc. 1999 Stock Option Plan	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.38	Amended and Restated BankAtlantic Bancorp 2001 Option Plan	Appendix B to the Registrant’s Definitive Proxy Statement filed on April 18, 2002.

Exhibit
Number	Description	Reference

10.39	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust X	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.40	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust X	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.41	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust XI	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.42	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust XI	Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.43	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust XII	Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.44	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust XII	Exhibit 10.6 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.45	Executive Compensation Arrangements for 2005	Included in Registrant’s Form 8-K Filed on May 20, 2005.

10.46	Non-employee Director Compensation Plan for 2005	Exhibit 10.1 to the Registrant’s Form 8-K Filed on May 23, 2005.

10.47	Deferred Prosecution Agreement, including Factual Statement	Exhibit 10.1 to the Registrant’s Form 8-K filed on April 26, 2006.

10.48	Assessment of Civil Money Penalty (FinCEN)	Exhibit 10.2 to the Registrant’s Form 8-K filed on April 26, 2006.

10.49	Stipulation and Consent to Cease and Desist Order and Civil Money Penalty (OTS)	Exhibit 10.3 to the Registrant’s Form 8-K filed on April 26, 2006.

10.50	Cease and Desist Order (OTS)	Exhibit 10.4 to the Registrant’s Form 8-K filed on April 26, 2006.

10.51	Order of Assessment of a Civil Money Penalty (OTS)	Exhibit 10.5 to the Registrant’s Form 8-K filed on April 26, 2006.

10.52	Agreement and Plan of Merger between Stifel Financial Corp and BankAtlantic Bancorp, Inc.	Exhibit 10.5 to the Registrant’s Form 8-K filed on January 12, 2007.

10.53	Executive Vice President Termination Agreement	Exhibit 10.1 to the Registrant’s current report on Form 10-Q for the quarter ended March 31, 2007 filed on May 10, 2007.

10.54	Amendment to Agreement and Plan of Merger between Stifel Financial Corp and BankAtlantic Bancorp, Inc.	Exhibit 10.1 to the Registrant’s current report on Form 8-K/A dated August 14, 2008 filed on August 20, 2008.

21.1	Subsidiaries of the Registrant.	Filed with this Report.

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report.

31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

*	Compensatory Plan

SIGNATURES
     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BankAtlantic Bancorp, Inc.

March 16, 2009	By:	/s/ Alan B. Levan Alan B. Levan, Chairman of the Board,
and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alan B. Levan Alan B. Levan	Chairman of the Board and Chief Executive Officer	3/16/2009

/s/ John E Abdo John E. Abdo	Vice Chairman of the Board	3/16/2009

/s/ Valerie C. Toalson Valerie C. Toalson	Executive Vice President and Chief Financial Officer	3/16/2009

/s/ Steven M. Coldren Steven M. Coldren	Director	3/16/2009

/s/ Mary E. Ginestra Mary E. Ginestra	Director	3/16/2009

/s/ Bruno L. Di Giulian Bruno L. Di Giulian	Director	3/16/2009

/s/ Charlie C. Winningham, II Charlie C. Winningham, II	Director	3/16/2009

/s/ Jarett S. Levan Jarett S. Levan	Director and President	3/16/2009

/s/ D. Keith Cobb D. Keith Cobb	Director	3/16/2009

/s/ Willis N. Holcombe Willis N. Holcombe	Director	3/16/2009

/s/ David A. Lieberman David A. Lieberman	Director	3/16/2009