Form 10-Q
period 2009-03-31
BANKATLANTIC BANCORP INC
filed 2009-05-11
CIK 921768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
☑ YES            ☐ NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
☐ YES            ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	May 7, 2009
Class A Common Stock, par value $0.01 per share	10,283,906
Class B Common Stock, par value $0.01 per share	975,225

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

	March 31,	December 31,
(In thousands, except share data)	2009	2008
ASSETS
Cash and cash equivalents	$269,882	158,957
Securities available for sale (at fair value)	520,124	701,845
Investment securities at cost or amortized cost (approximate fair value: $2,375 and $2,503)	2,036	2,036
Tax certificates, net of allowance of $7,036 and $6,064	172,641	213,534
Federal Home Loan Bank stock, at cost which approximates fair value	48,751	54,607
Residential loans held for sale	6,238	3,461
Loans receivable, net of allowance for loan losses of $158,397 and $137,257	4,206,298	4,323,190
Accrued interest receivable	38,519	41,817
Real estate held for development and sale	18,383	18,383
Real estate owned	21,763	19,045
Investments in unconsolidated subsidiaries	10,928	10,552
Office properties and equipment, net	212,814	216,978
Goodwill and other intangibles	16,784	26,244
Other assets	25,599	23,908

Total assets	$5,570,760	5,814,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Interest bearing deposits	$3,254,626	3,184,677
Non-interest bearing deposits	798,687	741,691

Total deposits	4,053,313	3,926,368

Advances from FHLB	817,024	967,028
Securities sold under agreement to repurchase	35,643	46,084
Federal funds purchased and other short term borrowings	62,967	238,339
Subordinated debentures and mortgage-backed bonds	22,822	22,864
Junior subordinated debentures	297,519	294,195
Other liabilities	74,457	75,711

Total liabilities	5,363,745	5,570,589

Commitments and contingencies (See Note 10)
Stockholders’ equity:
Class A common stock, issued and outstanding 10,259,344 and 10,258,057 shares	103	103
Class B common stock, issued and outstanding 975,225 and 975,225 shares	10	10
Additional paid-in capital	219,677	218,974
Retained (deficit) earnings	(10,025)	32,667

Total stockholders’ equity before accumulated other comprehensive loss	209,765	251,754
Accumulated other comprehensive loss	(2,750)	(7,786)

Total stockholders’ equity	207,015	243,968

Total liabilities and stockholders’ equity	$5,570,760	5,814,557

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands, except share and per share data)	2009	2008
Interest income:
Interest and fees on loans	$49,678	68,136
Interest and dividends on securities	8,738	12,031
Interest on tax certificates	4,193	3,565

Total interest income	62,609	83,732

Interest expense:
Interest on deposits	12,987	18,593
Interest on advances from FHLB	7,164	14,946
Interest on short term borrowings	172	1,279
Interest on debentures and bonds payable	4,538	6,283

Total interest expense	24,861	41,101

Net interest income	37,748	42,631
Provision for loan losses	44,277	42,888

Net interest (loss) after provision for loan losses	(6,529)	(257)

Non-interest income:
Service charges on deposits	18,685	24,014
Other service charges and fees	7,025	7,433
Securities activities, net	4,440	(4,738)
Other	2,959	3,930

Total non-interest income	33,109	30,639

Non-interest expense:
Employee compensation and benefits	28,806	35,155
Occupancy and equipment	14,911	16,386
Advertising and business promotion	2,832	4,895
Check losses	844	2,718
Professional fees	3,326	2,760
Supplies and postage	1,004	1,006
Telecommunication	698	1,502
Cost associated with debt redemption	591	1
Provision for (recovery from) tax certificates losses	1,486	(117)
Impairment of goodwill	9,124	—
Restructuring charges and exit activities	1,875	(115)
Other	7,694	5,842

Total non-interest expense	73,191	70,033

Loss from continuing operations before income taxes	(46,611)	(39,651)
Benefit for income taxes	—	(15,087)

Loss from continuing operations	(46,611)	(24,564)
Discontinued operations (less applicable income tax provision (benefit) of $0 and ($603))	4,201	1,121

Net (loss)	$(42,410)	(23,443)

Basic (loss) per share
Continuing operations	$(4.15)	(2.19)
Discontinued operations	0.37	0.10

Basic (loss) per share	$(3.78)	(2.09)

Diluted (loss) per share
Continuing operations	$(4.15)	(2.19)
Discontinued operations	0.37	0.10

Diluted (loss) per share	$(3.78)	(2.09)

Basic weighted average number of common shares outstanding	11,234,140	11,219,319

Diluted weighted average number of common and common equivalent shares outstanding	11,234,140	11,219,319

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc.
BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2008 and 2009—Unaudited

					Accumulated
					Other
	Compre-		Additional	Retained	Compre-
	hensive	Common	Paid-in	Earnings	hensive
(In thousands)	Income	Stock	Capital	(Deficit)	Income (loss)	Total
BALANCE, DECEMBER 31, 2007	$	113	217,140	236,150	5,918	459,321
Net loss	(23,443)	—	—	(23,443)	—	(23,443)
Net unrealized losses on securities available for sale	(2,876)	—	—	—	(2,876)	(2,876)

Comprehensive loss	$ (26,319)

Dividends on Class A common stock		—	—	(257)	—	(257)
Dividends on Class B common stock		—	—	(25)	—	(25)
Issuance of Class A common stock upon exercise of stock options		—	93	—	—	93
Tax effect relating to share-based compensation		—	(4)	—	—	(4)
Share based compensation expense		—	1,087	—	—	1,087

BALANCE, MARCH 31, 2008	$	113	218,316	212,425	3,042	433,896

BALANCE, DECEMBER 31, 2008	$	113	218,974	32,667	(7,786)	243,968
Net loss	(42,410)	—	—	(42,410)	—	(42,410)
Net unrealized gains on securities available for sale	5,036	—	—	—	5,036	5,036

Comprehensive loss	$ (37,374)

Dividends on Class A common stock		—	—	(257)	—	(257)
Dividends on Class B common stock		—	—	(25)	—	(25)
Share based compensation expense		—	703	—	—	703

BALANCE, MARCH 31, 2009	$	113	219,677	(10,025)	(2,750)	207,015

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands)	2009	2008
Net cash provided by (used in) operating activities	$5,124	$(6,306)

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	43,528	40,953
Purchase of investment securities and tax certificates	(4,531)	(11,912)
Purchase of securities available for sale	—	(67,976)
Proceeds from sales and maturities of securities available for sale	199,731	187,498
Purchases of FHLB stock	(2,295)	(8,325)
Redemption of FHLB stock	8,151	4,771
Investments in unconsolidated subsidiaries	(461)	(330)
Distributions from unconsolidated subsidiaries	85	1,714
Net decrease (increase) in loans	69,773	(13,323)
Proceeds from the sale of loans receivable	—	10,100
Improvements to real estate owned	—	(11)
Proceeds from sales of real estate owned	602	756
Net additions to office properties and equipment	(669)	(3,316)

Net cash provided by investing activities	313,914	140,599

Financing activities:
Net increase in deposits	128,618	42,209
Prepayment of FHLB advances	(249,591)	—
Net proceeds from FHLB advances	99,000	80,000
Decrease in securities sold under agreements to repurchase	(10,440)	(7,719)
Decrease in federal funds purchased	(175,373)	(62,489)
Repayment of notes and bonds payable	(45)	(204)
Proceeds from issuance of Class A common stock	—	93
Common stock dividends	(282)	(282)

Net cash (used in) provided by financing activities	(208,113)	51,608

Increase in cash and cash equivalents	110,925	185,901
Cash and cash equivalents at the beginning of period	158,957	124,574

Cash and cash equivalents at end of period	$269,882	$310,475

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
1. Presentation of Interim Financial Statements
     BankAtlantic Bancorp, Inc. (the “Company”) is a unitary savings bank holding company organized under the laws of the State of Florida. The Company’s principal asset is its investment in BankAtlantic and its subsidiaries. The Company has two reportable segments, BankAtlantic and the Parent Company.  On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking.  Under the terms of the Ryan Beck sales agreement, the Company received additional consideration based on Ryan Beck revenues over the two year period following the closing of the sale. Included in the Company’s consolidated statement of operations in discontinued operations for the three months ended March 31, 2009 and 2008 was $4.2 million and $1.7 million of earn-out consideration.
     BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of over 100 branches or “stores” located in Florida.
     All significant inter-company balances and transactions have been eliminated in consolidation.
     In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair presentation of the Company’s consolidated financial condition at March 31, 2009 and December 31, 2008, the consolidated results of operations for the three months ended March 31, 2009 and 2008, and the consolidated stockholders’ equity and comprehensive income and cash flows for the three months ended March 31, 2009 and 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2009. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2009.
     Liquidity - BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and availability under its lines of credit, federal funds, Treasury and Federal Reserve programs. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may make terms of the borrowings and deposits less favorable. As a result, there is a risk that our cost of funds will increase or that the availability of funding sources may decrease. As of March 31, 2009, BankAtlantic had available unused borrowings of approximately $813 million in connection with its FHLB line of credit, federal funds lines, and Treasury and Federal Reserve programs. However, such available borrowings are subject to periodic reviews and they may be terminated or limited at any time.
     Regulatory Capital - As of March 31, 2009, BankAtlantic was considered a “well capitalized” institution with actual capital amounts and ratios exceeding all “well capitalized” amounts and ratios. However, the OTS, at its discretion, can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements based on its view of the risk profile of the specific institution. If higher capital requirements are imposed, BankAtlantic could be required to raise additional capital. There is no assurance that additional capital will not be necessary, or that the Company or BankAtlantic would be successful in raising additional capital in subsequent periods. The Company’s inability to raise capital or be deemed “well capitalized” could have a material adverse impact on the Company’s financial condition and results.
2. Fair Value Measurement
     The following table presents major categories of the Company’s assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements at March 31, 2009 using
		Quoted prices in
		Active Markets	Significant Other	Significant
	As of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Mortgage-backed securities	$363,389	—	363,389	—
REMICS	154,449	—	154,449	—
Bonds	250	—	—	250
Equity securities	2,036	784	—	1,252

Total	$520,124	784	517,838	1,502

     There were no recurring liabilities measured at fair value in the Company’s financial statements.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 (in thousands):

		Equity
	Bonds	Securities	Total

Beginning Balance	$250	1,588	1,838
Total gains and losses (realized/unrealized)
Included in earnings	—	—	—
Included in other comprehensive loss	—	(336)	(336)
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance	$250	1,252	1,502

     The following table presents major categories of assets measured at fair value on a non-recurring basis during the three months ended March 31, 2009 (in thousands):

		Fair Value Measurements at March 31, 2009 using
		Quoted prices in
		Active Markets	Significant	Significant
	As of	for Identical	Other Observable	Unobservable
	March 31,	Assets	Inputs	Inputs	Total
Description	2009	(Level 1)	(Level 2)	(Level 3)	Impairments

Loans measured for impairment using the fair value of the collateral	$36,208	—	—	36,208	9,860
Impaired real estate owned	1,590	—	—	1,590	211
Impaired goodwill	—	—	—	—	9,124

     There were no liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.
     Loans Measured For Impairment
     Impaired loans are generally valued based on the fair value of the underlying collateral. The Company primarily uses third party appraisals of the collateral to assist in measuring impairment. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties and we may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, we use our judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the fair value of the collateral is considered a Level 3 valuation.
     Impaired Real Estate Owned
     Real estate owned is generally valued using third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. However, the appraiser or brokers use professional judgment in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date. As a consequence of using broker price opinions and adjustments to appraisals, the fair values of the properties are considered a Level 3 valuation.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Impaired Goodwill
     The Company recognized goodwill impairment in its tax certificates and investments reporting units during the three months ended March 31, 2009. The remaining goodwill on the Company’s statement of financial condition relates to the Company’s capital services reporting unit and the goodwill associated this reporting unit was determined to not be impaired as of March 31, 2009. In determining the fair value of the reporting units, the Company used discounted cash flow valuation techniques. This method requires assumptions for expected cash flows and applicable discount rates. The aggregate fair value of all reporting units derived from the above valuation methodology was compared to the Company’s market capitalization adjusted for a control premium in order to determine the reasonableness of the financial model output. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. The Company used financial projections over a period of time considered necessary to achieve a steady state of cash flows for each reporting unit. The primary assumptions in the projections were anticipated loan, tax certificates and securities growth, interest rates and revenue growth. The discount rates were estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The estimated fair value of a reporting unit is highly sensitive to changes in the discount rate and terminal value assumptions and, accordingly, minor changes in these assumptions could impact significantly the fair value assigned to a reporting unit. Future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. As a result of the significant judgments used in determining the fair value of the reporting units, the fair values of the reporting units are considered a Level 3 valuation.
3. Securities Available for Sale
     The following tables summarize securities available for sale (in thousands):

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-Backed Securities:
Mortgage-backed securities	$350,142	13,258	11	363,389
Real estate mortgage investment conduits (1)	150,445	4,004	—	154,449

Total mortgage-backed securities	500,587	17,262	11	517,838

Investment Securities:
Other bonds	250	—	—	250
Equity securities	2,347	32	343	2,036

Total investment securities	2,597	32	343	2,286

Total	$503,184	17,294	354	520,124

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-Backed Securities:
Mortgage-backed securities	$521,895	11,017	39	532,873
Real estate mortgage investment conduits (1)	165,449	1,846	944	166,351

Total mortgage-backed securities	687,344	12,863	983	699,224

Investment Securities:
Other bonds	250	—	—	250
Equity securities	2,347	24	—	2,371

Total investment securities	2,597	24	—	2,621

Total	$689,941	12,887	983	701,845

BankAtlantic Bancorp, Inc. and Subsidiaries

(1)	Real estate mortgage investment conduits are pass-through entities that hold residential loans and investors are issued ownership interests in the entities in the form of a bond. The securities were issued by government agencies.
     Included in securities activities, net were (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008
Gross gains on securities sales	$4,440	1,776

Gross losses on securities sales	$—	(6,514)

Proceeds from sales of securities	$162,429	141,085

4. Discontinued Operations
     On February 28, 2007, the Company sold Ryan Beck to Stifel. The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on certain defined Ryan Beck revenues during the two-year period immediately following the Ryan Beck sale, which ended on February 28, 2009. The contingent earn-out payments were accounted for when earned as additional proceeds from the sale of Ryan Beck common stock. The Company received additional earn-out consideration of $1.7 million during the three months ended March 31, 2008 and recognized $4.2 million of additional earn-out consideration during the three months ended March 31, 2009.
5. Restructuring Charges and Exit Activities
     The following provides liabilities associated with restructuring charges and exit activities (in thousands):

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability

Balance at January 1, 2008	$102	990	1,092
Expenses (recoveries)	—	(115)	(115)
Amounts paid or amortized	(88)	(88)	(176)

Balance at March 31, 2008	$14	787	801

Balance at January 1, 2009	171	1,462	1,633
Expense incurred	1,875	—	1,875
Amounts paid or amortized	(138)	(30)	(168)

Balance at March 31, 2009	$1,908	1,432	3,340

     In March 2009, the Company completed a reduction of its workforce by approximately 130 associates, or 7%, impacting back-office functions as well as our community banking and commercial lending business units. The Company incurred $1.9 million of employee termination costs which were included in the Company’s statement of operations for the three months ended March 31, 2009.

BankAtlantic Bancorp, Inc. and Subsidiaries
6. Loans Receivable
     The loan portfolio consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Real estate loans:
Residential	$1,875,096	1,929,616
Builder land loans	83,945	84,453
Land acquisition and development	214,561	226,484
Land acquisition, development and construction	52,090	60,730
Construction and development	232,054	229,856
Commercial	710,573	709,523
Consumer — home equity	711,236	718,950
Small business	212,011	218,694
Other loans:
Commercial business	145,264	144,554
Small business — non-mortgage	104,163	108,230
Consumer loans	14,339	16,406
Deposit overdrafts	6,404	9,730

Total gross loans	4,361,736	4,457,226

Adjustments:
Premiums, discounts and net deferred fees	2,959	3,221
Allowance for loan losses	(158,397)	(137,257)

Loans receivable, net	$4,206,298	4,323,190

Loans held for sale	$6,238	3,461

     Loans held for sale at March 31, 2009 and December 31, 2008 are loans originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement between the parties, the mortgage company purchases the loans from BankAtlantic 14 days after the date of funding. BankAtlantic owns the loan during the 14 day period and accordingly earns the interest income during the period. Gains from the sale of loans held for sale were $112,000 and $76,000 for the three months ended March 31, 2009 and 2008, respectively.
     Undisbursed loans in process consisted of the following components (in thousands):

	March 31,	December 31,
	2009	2008
Construction and development	$88,375	124,332
Commercial	31,476	38,930

Total undisbursed loans in process	$119,851	163,262

BankAtlantic Bancorp, Inc. and Subsidiaries
     Allowance for Loan Losses (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Balance, beginning of period	$137,257	94,020
Loans charged-off	(23,929)	(47,247)
Recoveries of loans previously charged-off	792	175

Net (charge-offs)	(23,137)	(47,072)
Provision for loan losses	44,277	42,888

Balance, end of period	$158,397	89,836

     The following summarizes impaired loans (in thousands):

	March 31, 2009		December 31, 2008
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$189,706	45,487	174,710	41,192
Impaired loans without specific valuation allowances	235,964	—	138,548	—

Total	$425,670	45,487	313,258	41,192

     As of March 31, 2009, impaired loans with specific valuation allowances had been previously charged down by $45.1 million and impaired loans without specific valuation allowances had been previously charged down by $22.7 million.
     Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

For the Three Months Ended
March 31, 2009
Contracted interest income	$5,097
Interest income recognized	(694)

Foregone interest income	$4,403

7. Goodwill
     The Company tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. In response to the deteriorating economic and real estate environments and the effects that the external environment had on BankAtlantic’s business units, BankAtlantic, in the first quarter of 2009, reduced its asset balances with a view toward strengthening its regulatory capital ratios and revised its projected operating results to reflect a smaller organization in subsequent periods. Additionally, BankAtlantic Bancorp’s market capitalization continued to decline as the average closing price of the Company’s Class A common stock on the NYSE for the month of March 2009 was $1.57 compared to $4.23 for the month of December 2008, a decline of 63%. Management believed that the foregoing factors indicated that the fair value of its reporting units might have declined below their carrying amounts, and, accordingly, an interim goodwill impairment test was performed as of March 31, 2009.
     Based on the results of the interim goodwill impairment evaluation, the Company recorded an impairment charge of $9.1 million during the three months ended March 31, 2009. The entire amount of goodwill relating to the Company’s tax certificate ($4.7 million) and investment ($4.4 million) reporting units was determined to be impaired. Goodwill of $13.1 million associated with the Company’s capital services reporting unit was determined to not be impaired.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The goodwill impairment recognized during 2009 generally reflects the ongoing adverse conditions in the financial services industry, the decline of the Company’s market capitalization below its tangible book value and the Company’s decision to reduce the size of certain reporting units in order to enhance liquidity and improve its regulatory capital ratios. If market conditions do not improve or deteriorate further, the Company may recognize additional goodwill impairment charges in future periods.
8. Related Parties
     The Company, Woodbridge Holdings Corporation (“Woodbridge”, formerly Levitt Corporation) and Bluegreen Corp. (“Bluegreen”) may be deemed to be under common control. The controlling shareholder of the Company and Woodbridge is BFC Financial Corp. (“BFC”), and Woodbridge owns 31% of the outstanding common stock of Bluegreen. Shares of BFC’s capital stock, representing a majority of the voting power, are owned or controlled by the Company’s Chairman and Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and Woodbridge, and directors of Bluegreen. The Company, BFC, Woodbridge and Bluegreen share certain office premises and employee services, pursuant to the agreements described below.
     In March 2008, BankAtlantic entered into an agreement with Woodbridge to provide information technology support in exchange for monthly payments by Woodbridge to BankAtlantic. In May 2008, BankAtlantic also entered into a lease agreement with BFC under which BFC will pay BankAtlantic monthly rent for office space in BankAtlantic’s corporate headquarters.
     The Company maintains service agreements with BFC, pursuant to which BFC provides human resources, risk management and investor relations services to the Company. BFC is compensated for these services based on its cost.
     The table below shows the effect of service arrangements on the Company’s consolidated statement of operations for the three months ended March 31, 2009 and 2008 (in thousands):

	For the Three Months Ended
	March 31,
	2009	2008
Non-interest income:
Other — office facilities	$123	55
Non-interest expense:
Employee compensation and benefits	(29)	(55)
Other — back-office support	(441)	(328)

Net effect of affiliate transactions before income taxes	$(347)	(328)

     The Company in prior periods issued options to purchase shares of the Company’s Class A common stock to employees of Woodbridge prior to the spin-off of Woodbridge to the Company’s shareholders. Additionally, certain employees of the Company have transferred to affiliate companies and the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees. The Company accounts for these options to former employees as employee stock options because these individuals were employees of the Company on the grant date.
     Outstanding options held by former employees consisted of the following as of March 31, 2009:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	53,789	$48.46
Options non-vested	13,610	$92.85
     During the years ended December 31, 2007 and 2006, the Company issued to BFC employees that perform services for the Company options to acquire 9,800 and 10,060 shares of the Company’s Class A common stock at an exercise price

BankAtlantic Bancorp, Inc. and Subsidiaries
of $46.90 and $73.45, respectively. These options vest in five years and expire ten years from the grant date. The Company recognizes service provider expense on options over the vesting period measured based on the option fair value at each reporting period. The Company recorded $12,000 and $13,000 of service provider expense relating to these options for the three months ended March 31, 2009 and 2008, respectively.
     BankAtlantic entered into securities sold under agreements to repurchase transactions with Woodbridge and BFC in the aggregate of $7.4 million and $4.7 million as of March 31, 2009 and December 31, 2008, respectively. The Company recognized $19,000 and $26,000 of interest expense in connection with the above repurchase transactions for the three months ended March 31, 2009 and 2008, respectively. These transactions have the same general terms as BankAtlantic’s repurchase agreements with unaffiliated third parties.
     As of March 31, 2009, Woodbridge had $49.9 million invested through the Certificate of Deposit Account Registry Service (“CDARS”) program at BankAtlantic. The CDARS program facilitates the placement of funds into certificates of deposits issued by other financial institutions in increments of less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage. BankAtlantic received $49.9 million of deposits from other participating CDARS financial institutions’ customers in connection with this transaction, and these amounts are included in brokered deposits in the Company’s statement of financial condition.
9. Segment Reporting
     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, types of customers, distribution systems and regulatory environments. The information provided for Segment Reporting is based on internal reports utilized by management. Results of operations are reported through two reportable segments: BankAtlantic and the Parent Company. BankAtlantic activities consist of the banking operations of BankAtlantic and the Parent Company activities consist of equity and debt financings, capital management and acquisition related expenses. Additionally, effective March 31, 2008, a wholly-owned subsidiary of the Parent Company purchased non-performing loans from BankAtlantic. As a consequence, the Parent Company activities include managing this portfolio of loans.
     The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated
BankAtlantic	Banking operations
Parent Company	BankAtlantic Bancorp’s operations, costs of acquisitions, asset and capital management and financing activities
     The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Intersegment transactions are eliminated in consolidation.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company evaluates segment performance based on segment net income from continuing operations after tax. The table below is segment information for segment net income from continuing operations for the three months ended March 31, 2009 and 2008 (in thousands):

		Parent	Elimination	Segment
	BankAtlantic	Company	Entries	Total
2009
Interest income	$62,409	209	(9)	62,609
Interest expense	(20,640)	(4,230)	9	(24,861)
Provision for loan losses	(43,520)	(757)	—	(44,277)
Non-interest income	32,865	460	(216)	33,109
Non-interest expense	(71,703)	(1,704)	216	(73,191)

Segment losses before income taxes	(40,589)	(6,022)	—	(46,611)
Provision for income taxes	—	—	—	—

Segment net loss	$(40,589)	(6,022)	—	(46,611)

Total assets	$5,488,603	506,711	(424,554)	5,570,760

2008
Interest income	$83,358	420	(46)	83,732
Interest expense	(35,353)	(5,794)	46	(41,101)
Provision for loan losses	(42,888)	—	—	(42,888)
Non-interest income	35,553	(4,646)	(268)	30,639
Non-interest expense	(68,626)	(1,675)	268	(70,033)

Segment losses before income taxes	(27,956)	(11,695)	—	(39,651)
Benefit for income taxes	10,975	4,112	—	15,087

Segment net loss	$(16,981)	(7,583)	—	(24,564)

Total assets	$6,212,300	730,427	(552,037)	6,390,690

10. Financial Instruments with Off-balance Sheet Risk
     Financial instruments with off-balance sheet risk were (in thousands):

	March 31,	December 31,
	2009	2008
Commitments to sell fixed rate residential loans	$43,184	25,304
Commitments to originate loans held for sale	36,945	21,843
Commitments to originate loans held to maturity	39,571	16,553
Commitments to extend credit, including the undisbursed portion of loans in process	499,913	597,739
Standby letters of credit	19,717	20,558
Commercial lines of credit	51,266	66,954
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $13.6 million at March 31, 2009. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $6.1 million at March 31, 2009. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at March 31, 2009 and December 31, 2008 was $32,000 and

BankAtlantic Bancorp, Inc. and Subsidiaries
$20,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
11. Earnings per Share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2009 and 2008 (in thousands, except share data):

	For the Three Months Ended
	March 31,
	2009	2008
Basic loss per share:
Numerator:
Loss from continuing operations	$(46,611)	(24,564)
Discontinued operations	4,201	1,121

Net (loss)	$(42,410)	(23,443)

Denominator:
Basic weighted average number of common shares outstanding	11,234,140	11,219,319

Basic loss per share from:
Continuing operations	$(4.15)	(2.19)
Discontinued operations	0.37	0.10

Basic loss per share	$(3.78)	(2.09)

Diluted loss per share
Numerator:
Loss from continuing operations	$(46,611)	(24,564)
Discontinued operations	4,201	1,121

Net loss	$(42,410)	(23,443)

Denominator:
Basic weighted average number of common shares outstanding	11,234,140	11,219,319

Diluted weighted average shares outstanding	11,234,140	11,219,319

Diluted loss per share from:
Continuing operations	$(4.15)	(2.19)
Discontinued operations	0.37	0.10

Diluted loss per share	$(3.78)	(2.09)

Cash dividends per share:
Class A share	$0.025	0.025

Class B share	$0.025	0.025

     During the three months ended March 31, 2009 and 2008, 839,349 and 1,022,944, respectively, of options to acquire shares of Class A common stock were anti-dilutive.
12. New Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-4 (“Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). This Staff position provides guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. If it is determined that a transaction is not orderly, a reporting entity should place little, if any, weight on that transaction price when estimating fair value. The guidance in the Staff

BankAtlantic Bancorp, Inc. and Subsidiaries
position is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. The Company believes that the adoption of Staff Position No. 157-4 will not have a material impact on the Company’s financial statements.
     In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS No. 124-2 (“Recognition and Presentation of Other-Than-Temporary Impairments”). This Staff position changes the other-than-temporary impairment guidance for debt securities. Prior to issuance of this Staff position, if a debt security was impaired and an entity had the ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value, then the impairment loss was not recognized in earnings. The guidance of this Staff position indicates that if an entity does not intend to sell an impaired debt security that the entity should assess whether it is more likely than not that it will be required to sell the security before recovery. If the entity more likely than not, will be required to sell the security before recovery, an other-than-temporary impairment has occurred that would be recognized in earnings. If an entity more likely than not will not be required to sell the debt security, but does not expect to recover its cost, the entity should determine whether a credit loss exists, and if so, the credit loss should be recognized in earnings and the remaining impairment should be recognized in other comprehensive income. The guidance in the Staff position is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. The Company believes that the adoption of Staff Position No. 115-2 will not have a material impact on the Company’s financial statements.
     In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1 (“Interim Disclosures about Fair Value of Financial Instruments”). Prior to issuing this Staff position, fair values for financial assets and liabilities were only disclosed once a year. The Staff position now requires disclosures of these fair values on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The guidance in the Staff position is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. This Staff position expands fair value annual disclosure to quarterly periods, but the Company does not believe its adoption will have a material impact on the Company’s financial statements.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three months ended March 31, 2009 and 2008. The principal assets of the Company consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services, including the impact of a continued or deepening recession and increased unemployment on our business generally, our capital ratios, as well as the ability of our borrowers to service their obligations and of our customers to maintain account balances; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans (including those held in the asset workout subsidiary of the Company) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in our trade area and where our collateral is located; the quality of our residential land acquisition and development loans (including builder land bank loans, land acquisition and development loans and land acquisition, development and construction loans) as well as commercial land loans, other commercial real estate loans, and Commercial business loans, and conditions specifically in those market sectors; the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities, the value of our assets and on the ability of our borrowers to service their debt obligations; BankAtlantic’s seven-day banking initiatives and other initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing results which do not justify their costs; the success of our expense reduction initiatives and the ability to achieve additional cost savings; changes in laws and regulations including increased regulatory costs; and the impact of periodic valuation testing of goodwill, deferred tax assets and other assets. Past performance, actual or estimated new account openings and growth may not be indicative of future results. In addition to the risks and factors

BankAtlantic Bancorp, Inc. and Subsidiaries
identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of securities as well as the determination of other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The four accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other long-lived assets; and (iv) the accounting for deferred tax asset valuation allowance. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Consolidated Results of Operations
     (Loss) from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended March 31,
	2009	2008	Change
BankAtlantic	$(40,589)	(16,981)	(23,608)
Parent Company	(6,022)	(7,583)	1,561

Net loss	$(46,611)	(24,564)	(22,047)

For the Three Months Ended March 31, 2009 Compared to the Same 2008 Period:
     The increase in BankAtlantic’s net loss during the 2009 quarter compared to the same 2008 quarter primarily resulted from a $9.1 million goodwill impairment charge and an increase in the provision for loan losses. Additionally, there was no recognition of any tax benefit related to BankAtlantic’s loss because a deferred tax valuation allowance was established for the tax benefits associated with the loss. BankAtlantic did not recognize a goodwill impairment charge during the 2008 quarter and recorded an $11.0 million benefit for income taxes associated with the 2008 loss. Also contributing to the increase in BankAtlantic’s net loss for the 2009 quarter compared to the 2008 quarter was lower net interest income and fee income as well as termination costs recognized in 2009 as a result of a reduction in its workforce. The decline in BankAtlantic’s net interest income primarily resulted from lower earning asset balances as BankAtlantic slowed the origination and purchase of loans and sold $149.1 million in agency securities in order to enhance liquidity and improve regulatory capital ratios. The decline in fee income mainly reflects lower customer overdraft fees recognized during 2009 compared to 2008. In March 2009, BankAtlantic reduced it workforce by 7%, incurring one-time termination benefit costs of $1.9 million. BankAtlantic’s non-interest expenses excluding goodwill impairment and termination benefits declined by $8.2 million during the 2009 quarter compared to the same 2008 quarter. This decline in expenses was primarily due to BankAtlantic’s expense reduction initiatives during 2008 which included workforce reductions, consolidation of certain back-office facilities, sale of five central Florida stores, renegotiation of vendor contracts, outsourcing of certain back-office functions and other targeted expense reduction programs. In addition, BankAtlantic’s provision for loan losses was $43.5 million for the 2009 quarter compared to $42.9 million for the 2008 quarter. The provision during 2009 primarily related to charge-offs and loan loss reserves associated with our consumer, residential and commercial real estate loan portfolios. The 2008 provision mainly resulted from reserves and charge-offs associated with our commercial residential loan portfolio, which consist of builder land bank loans, land acquisition and development loans and land acquisition, development and construction loans.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The decrease in the Parent Company’s net loss in the 2009 quarter compared to the same 2008 quarter resulted from a $1.4 million decline in net interest expenses, recognition of a deferred tax valuation allowance and an improvement in securities activities, net. The lower net interest expense reflects a decline in interest expense on junior subordinated debentures associated with a significant decline in the three-month LIBOR interest rate from March 2008 to March 2009, as the majority of the Parent Company’s debentures are indexed to the three-month LIBOR interest rate. The improvement in securities activities, net reflects a $0.1 million gain from the sales of securities during 2009 compared to a net loss from securities activities of $5.1 million during 2008. The above improvements in the Parent Company’s performance were partially offset by a $0.8 million provision for loan losses recognized in the 2009 quarter associated with non-performing loans transferred from BankAtlantic to an asset work-out subsidiary of the Parent Company in March 2008. The Parent Company did not recognize a provision for loan losses during the 2008 quarter. Also, the Parent Company recognized a $4.1 million income tax benefit in the 2008 quarter while no income tax benefit was recognized during the 2009 quarter.
     During the 2009 and 2008 quarters, the Company recognized under discontinued operations $4.2 million and $1.1 million, respectively, of additional proceeds from Ryan Beck contingent earn-out payments under the Ryan Beck merger agreement with Stifel. The earn-out period ended on February 28, 2009.
BankAtlantic Results of Operations
     Net interest income

	Bank Operations Business Segment
	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	March 31, 2009			March 31, 2008
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
|	| |		|	| |
Total loans	$4,355,818	49,607	4.56	$4,637,747	68,136	5.88
Investments	935,936	12,803	5.47	1,031,714	15,222	5.90

Total interest earning assets	5,291,754	62,410	4.72%	5,669,461	83,358	5.88%

Goodwill and core deposit intangibles	25,971			75,718
Other non-interest earning assets	356,514			416,496

Total Assets	$5,674,239			$6,161,675

Deposits:
Savings	$441,278	500	0.46%	$566,448	2,018	1.43%
NOW	1,047,116	1,413	0.55	926,381	2,683	1.16
Money market	421,883	773	0.74	609,062	3,158	2.09
Certificates of deposit	1,300,056	10,301	3.21	992,078	10,734	4.35

Total interest bearing deposits	3,210,333	12,987	1.64	3,093,969	18,593	2.42

Short-term borrowed funds	278,209	182	0.27	168,742	1,325	3.16
Advances from FHLB	903,077	7,164	3.22	1,423,746	14,946	4.22
Long-term debt	22,820	308	5.47	26,456	489	7.43

Total interest bearing liabilities	4,414,439	20,641	1.90	4,712,913	35,353	3.02
Demand deposits	775,977			854,761
Non-interest bearing other liabilities	61,523			48,823

Total Liabilities	5,251,939			5,616,497
Stockholder’s equity	422,300			545,178

Total liabilities and stockholder’s equity	$5,674,239			$6,161,675

Net interest income/ net interest spread		41,769	2.82%		48,005	2.86%

Margin
Interest income/interest earning assets			4.72%			5.88%
Interest expense/interest earning assets			1.58			2.51

Net interest margin			3.14%			3.37%

BankAtlantic Bancorp, Inc. and Subsidiaries
For the Three Months Ended March 31, 2009 Compared to the Same 2008 Period:
     The decrease in net interest income primarily resulted from a decline in the net interest margin, a $377.7 million decline in average interest earning assets and a shift in the deposit mix.
     The decline in average non-interest bearing demand deposit accounts reflects the competitive banking environment in Florida and the migration of demand deposit accounts to interest-bearing NOW and certificate of deposit accounts.
     The net interest margin declined as yields on average interest earning assets declined faster than the interest rates on average interest-bearing liabilities. The majority of BankAtlantic’s commercial, small business and consumer loans have adjustable interest rates indexed to prime or LIBOR. The prime interest rate declined from 5.25% at March 31, 2008 to 3.25% at March 31, 2009, and the average three-month LIBOR rate declined from 2.69% at March 31, 2008 to 1.19% at March 31, 2009.
     Interest income on earning assets declined $20.9 million in the 2009 quarter as compared to the 2008 quarter. The decline was primarily due to lower average earning assets, the impact that lower interest rates during 2009 had on our loan portfolio average yields and the impact of increased non-performing assets. The decline in securities yields resulted primarily from the suspension by the FHLB of its stock dividend during the third quarter of 2008. The decline in average earning assets reflects a management decision to slow the origination and purchase of loans and to sell agency securities in an effort to enhance liquidity and improve regulatory capital ratios.
     Interest expense on interest bearing liabilities declined by $14.7 million during the 2009 quarter compared to the 2008 quarter. The decline was primarily due to lower interest rates and a change in the mix of liabilities from higher cost FHLB advance borrowings to lower cost deposits. The lower interest rates on BankAtlantic’s interest bearing liabilities primarily resulted from the lower interest rate environment in the 2009 quarter compared to the 2008 quarter. The decline in interest rates generally was offset in part by a shift in deposit mix to a greater proportion of higher cost deposits. The increase in certificate accounts reflects higher average brokered deposit account balances as well as high yield certificate account promotions during 2008. Brokered deposits increased from $15.0 million at March 31, 2008 to $269.1 million at March 31, 2009 or 6.6% of deposits as of March 31, 2009, which included $121.1 million of CDARS reciprocal deposit balances from BankAtlantic’s customers at March 31, 2009. BankAtlantic significantly reduced its borrowings with the FHLB as these borrowings generally have higher interest rates than deposits or short-term borrowings with other financial institutions. Additionally, in order to improve its net interest margin and lower borrowing costs, BankAtlantic used cash and funds from low interest rate short-term borrowings to prepay higher rate FHLB advances during the fourth quarter of 2008 and the first quarter of 2009.

BankAtlantic Bancorp, Inc. and Subsidiaries
Asset Quality
     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans (contractually past due 90 days or more, performing impaired loans or restructured loans) were (in thousands):

	March 31,	December 31,
	2009	2008
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$1,298	1,441
Loans (3)	271,444	208,088

Total nonaccrual	272,742	209,529

Repossessed assets:
Real estate owned	21,763	19,045

Total nonperforming assets, net	$294,505	228,574

Allowances
Allowance for loan losses	$146,639	125,572
Allowance for tax certificate losses	7,036	6,064

Total allowances	$153,675	131,636

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more (1)	$3,030	15,721
Performing impaired loans (2)	34,398	—
Troubled debt restructured loans	43,187	25,843

TOTAL POTENTIAL PROBLEM LOANS	$80,615	41,564

(1)	The majority of these loans have matured and the borrowers continue to make payments under the matured agreements.

(2)	BankAtlantic believes that it will ultimately collect all of the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.

(3)	Includes $4.7 million of troubled debt restructured loans.
The activity in BankAtlantic’s allowance for loan losses was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008
Balance, beginning of period	$125,572	94,020

Charge-offs
Residential	(4,588)	(624)
Commercial	(5,565)	(40,591)
Consumer	(10,321)	(4,836)
Small business	(2,771)	(1,196)

Total Charge-offs	(23,245)	(47,247)
Recoveries of loans previously charged-off	792	175

Net (charge-offs)	(22,453)	(47,072)
Transfer of specific reserves to Parent Company	—	(6,440)
Provision for loan losses	43,520	42,888

Balance, end of period	$146,639	83,396

     During the three months ended March 31, 2009, real estate values in markets where our collateral is located continued to decline and economic conditions deteriorated further. As a consequence, BankAtlantic continued to experience adverse credit quality trends in all loan products resulting in higher loan delinquencies and increased classified and non-performing assets. We continued to incur losses in our commercial residential real estate loan portfolio and we also began

BankAtlantic Bancorp, Inc. and Subsidiaries
experiencing higher losses in our commercial non-residential and small business loan portfolios as the deteriorating economic environment had an unfavorable impact on these borrowers. We believe that if real estate and general economic conditions do not improve in Florida or unemployment trends in Florida continue to be negative, the credit quality of our loan portfolio will continue to deteriorate and additional provisions for loan losses may be required in subsequent periods.
     Non-performing assets were substantially higher at March 31, 2009 compared to December 31, 2008. The higher non-performing assets primarily resulted from a $48.5 million and a $10.9 million increase in non-accrual commercial and residential loans, respectively. Approximately half of the new commercial non-accrual loans were associated with commercial non-residential loans. BankAtlantic is experiencing unfavorable trends in commercial loans collateralized by land and retail income producing properties and may encounter increased non-performing loans in these loan products in subsequent periods. The increase in residential non-accrual loans reflects the general deterioration in the national economy and the residential real estate market as home prices throughout the country continued to decline and it is taking longer than historical time-frames to foreclose on and sell homes. Additionally, BankAtlantic’s small business and consumer non-accrual loan balances increased by $2.7 million and $1.2 million, respectively. During the three months ended March 31, 2009, BankAtlantic continued to experience unfavorable delinquency trends in these loan portfolios.
     The increase in the allowance for loan losses at March 31, 2009 compared to December 31, 2008 primarily resulted from an increase in reserves for consumer, small business and residential loans of $10.0 million, $1.3 million and $6.0 million, respectively, due to unfavorable delinquency trends and an increase in charge-offs in these portfolios during the first quarter of 2009 compared to prior periods. The remaining increase in the allowance for loan losses was due to higher specific reserves on commercial real estate loans associated with deteriorating real estate values during the first quarter of 2009. Continued declines in home prices during 2009 and recent substantial increases in unemployment have affected our borrowers’ ability to perform under the loan agreements and resulted in higher residential and home equity loan charge-offs and delinquencies. As a consequence, we significantly increased our residential and consumer allowance for loan losses as of March 31, 2009.
     During the three months ended March 31, 2009, BankAtlantic modified $9.9 million, $4.7 million and $3.7 million of home equity, residential and small business loans, respectively, in troubled debt restructurings. In response to the increase in unemployment and the general economic conditions in its markets, BankAtlantic has developed loan modification programs for certain borrowers experiencing financial difficulties that reduce and/or defer monthly payments. BankAtlantic currently anticipates collecting all principal and interest on these loans based on the modified loan terms; however, there is no assurance this will be the case.
BankAtlantic’s Non-Interest Income

	For the Three Months
	Ended March 31,
(in thousands)	2009	2008	Change
Service charges on deposits	$18,685	24,014	(5,329)
Other service charges and fees	7,025	7,433	(408)
Securities activities, net	4,320	341	3,979
Income from unconsolidated subsidiaries	78	1,113	(1,035)
Other	2,757	2,652	105

Non-interest income	$32,865	35,553	(2,688)

     The lower revenues from service charges on deposits during the 2009 quarter compared to the 2008 quarter primarily resulted from lower overdraft fee income. This decline in overdraft fee income reflects a decrease in the frequency of overdrafts per deposit account which we believe is the result of the growth in business and retail customers that maintain higher deposit account balances. Management believes that the frequency of overdrafts per deposit account will continue to decline during 2009; however, a 9% increase in the fees for overdraft transactions effective March 1, 2009, may result in increased fee income notwithstanding a decrease in the number of overdrafts. The increase in overdraft fees reflect increased costs of processing and collecting overdrafts, and are in line with local competition.
     The lower other service charges and fees during the three months ended March 31, 2009 compared to the same 2008 period was primarily due to a decline in debit interchange income based, we believe, on decreased spending by our customers reflecting economic conditions in Florida. We anticipate that transaction volume and fee income may continue to decline if current economic conditions do not improve.

BankAtlantic Bancorp, Inc. and Subsidiaries
     During the three months ended March 31, 2009, BankAtlantic sold $149.1 million of agency securities available for sale for a $4.3 million gain. The net proceeds of $153.4 million from the sales were used to pay down FHLB advance borrowings which improved BankAtlantic’s liquidity position.
     Securities activities, net during the three months ended March 31, 2008 reflect gains from the writing of covered call options on agency securities. BankAtlantic did not write covered call options on its agency securities during the three months ended March 31, 2009.
     Income from unconsolidated subsidiaries during the three months ended March 31, 2009 represents equity earnings from a joint venture that engages in accounts receivable factoring. Income from unconsolidated subsidiaries for 2008 includes $1.0 million of equity earnings from a joint venture that was liquidated in January 2008 and equity earnings from the receivable factoring joint venture. BankAtlantic liquidated all of its investments in income producing real estate joint ventures during 2008.
     The increase in other non-interest income for the three months ended March 31, 2009 compared to the same 2008 period was primarily the result of $0.4 million of higher commissions earned on the sale of investment products to our customers. This increase in other non-interest income was partially offset by a $0.2 million decline in fee income from the outsourcing of our check clearing operation as lower short-term interest rates reduced our earnings credit on outstanding checks.
BankAtlantic’s Non-Interest Expense

	For the Three Months
	Ended March 31,
(in thousands)	2009	2008	Change

Employee compensation and benefits	$28,078	34,243	(6,165)
Occupancy and equipment	14,910	16,383	(1,473)
Advertising and business promotion	2,781	4,861	(2,080)
Check losses	844	2,718	(1,874)
Professional fees	2,944	2,260	684
Supplies and postage	1,000	1,003	(3)
Telecommunication	694	1,496	(802)
Cost associated with debt redemption	591	1	590
Restructuring charges and exit activities	1,874	(115)	1,989
Provision for tax certificates	1,486	(117)	1,603
Impairment of goodwill	9,124	—	9,124
Other	7,377	5,893	1,484

Total non-interest expense	$71,703	68,626	3,077

     The substantial decline in employee compensation and benefits during the three months ended March 31, 2009 compared to the same 2008 period resulted primarily from a decline in the workforce, including reductions in March 2009 and April 2008. In April 2008, BankAtlantic’s work force was reduced by 124 associates or 6%, and in March 2009, BankAtlantic’s work force was further reduced by 130 associates, or 7%. As a consequence of these work force reductions and attrition, the number of full-time equivalent employees declined from 2,385 at December 31, 2007 to 1,633 at March 31, 2009, or 32%. The workforce was reduced primarily due to lower loan production, outsourced activities, consolidated functions, and reduced call center and store hours. BankAtlantic continues to operate approximately 65% of its stores seven-days a week in support of its on-going focus on customer service.
     The decline in occupancy and equipment primarily resulted from the consolidation of back-office facilities and the sale of five central Florida stores to an unrelated financial institution during 2008 which reduced rent expense by $0.7 million, depreciation expense by $0.4 million and maintenance costs by $0.3 million.
     As a consequence of the adverse economic and market conditions for financial institutions, management decided to substantially reduce its advertising expenditures during 2009.
     The lower check losses for the 2009 quarter were primarily related to more stringent overdraft policies implemented during 2008 as well as lower volume of new account growth.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The increase in professional fees during the 2009 quarter reflects higher legal fees mainly associated with loan modifications, commercial loan work-outs, tax certificate activities litigation and securities class action lawsuits.
     The lower telecommunication costs for the 2009 quarter primarily resulted from switching to a new vendor on more favorable terms.
     The costs associated with debt redemptions were the result of prepayment penalties incurred upon the prepayment of $249.6 million of FHLB advances during the 2009 quarter. The prepayments were part of an initiative to improve our net interest margin as the repayments of FHLB borrowings were funded with cash and short-term borrowings at lower interest rates. BankAtlantic may continue to incur such debt redemption charges in order to reduce its borrowing costs.
     The restructuring charge for the 2009 quarter reflects one-time termination costs incurred as a result of the workforce reduction discussed above. The restructuring charge recovery for the 2008 quarter resulted from an adjustment of operating lease termination liabilities established during the fourth quarter of 2007.
     The significant increase in the provision for tax certificates losses during the 2009 quarter reflects higher charge-offs and increases in tax certificate reserves for certain out-of state certificates acquired in distressed markets. We have ceased the acquisition of out-of state tax certificates and intend to concentrate the majority of our tax certificate acquisitions in Florida.
     BankAtlantic tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Based on the results of an interim impairment evaluation, BankAtlantic recorded an impairment charge of $9.1 million during the three months ended March 31, 2009. The entire amount of goodwill relating to BankAtlantic’s tax certificates ($4.7 million) and investments ($4.4 million) reporting units was determined to be impaired. However, goodwill of $13.1 million associated with BankAtlantic’s capital services reporting unit was determined to not be impaired. The impairments in our tax certificates and investments business units reflect the ongoing adverse conditions in the financial services industry, the Company’s market capitalization declining significantly below its tangible book value and BankAtlantic’s decision to down-size certain reporting units in order to enhance liquidity and preserve capital. If market conditions do not improve or deteriorate further, BankAtlantic may recognize additional goodwill impairment charges in subsequent periods.
     The increase in other non-interest expense for the 2009 quarter related to $1.1 million of increased property maintenance costs associated with real estate owned and non-performing loans. Additionally, BankAtlantic’s deposit insurance premium increased $1.4 million as the FDIC increased deposit insurance premiums by seven basis points effective January 1, 2009 and BankAtlantic exhausted its assessment credit relating back to the early 1990’s and began paying the full deposit premium during the second quarter of 2008. BankAtlantic anticipates its deposit assessment premiums will further increase during the remaining nine months of 2009 as a result of additional premium increases adopted by the FDIC for the entire banking industry effective April 1, 2009. The above increases in other expenses were partially offset by lower general operating expenses directly related to management’s expense reduction initiatives.
Parent Company Results of Operations

	For the Three Months
	Ended March 31,
(in thousands)	2009	2008	Change
Net interest (expense)	$(4,021)	(5,374)	1,353
Provision for loan losses	(757)	—	(757)

Net interest (expense) after provision for loan losses	(4,778)	(5,374)	596
Non-interest income (expense)	460	(4,646)	5,106
Non-interest expense	1,704	1,675	29

(Loss) before income taxes	(6,022)	(11,695)	5,673
Income tax benefit	—	(4,112)	4,112

Parent company (loss)	$(6,022)	(7,583)	1,561

     Net interest expense declined during the first quarter of 2009, compared to the same 2008 period, as a result of lower average interest rates for the 2009 period. Average rates on junior subordinated debentures decreased from 7.92% during the three months ended March 31, 2008 to 5.83% during the same 2009 period reflecting lower LIBOR interest rates

BankAtlantic Bancorp, Inc. and Subsidiaries
during the 2009 quarter compared to the 2008 quarter. The average balances on junior subordinated debentures during 2009 and 2008 remained unchanged at $294 million.
     The increase in non-interest income was primarily the result of securities activities. During the three months ended March 31, 2009, the Parent Company sold 250,233 shares of Stifel common stock received in connection with the contingent earn-out payment from the sale of Ryan Beck for a $120,000 gain. The net proceeds from the sale of Stifel common stock of $8.7 million were used to fund a portion of a $25 million capital contribution to BankAtlantic in March 2009. During the three months ended March 31, 2008, the Company realized a $4.7 million loss on the sale of 2,135,000 shares of Stifel common stock and recognized a $1.9 million unrealized loss from Stifel warrants at March 31, 2008. The above losses were partially offset by $1.3 million of gains from the sale of private investment securities and a $0.1 million gain associated with the liquidation of equity investments in managed funds. The net proceeds from these securities sales during the three months ended March 31, 2008 of $141.1 million were primarily utilized to fund the $94.8 million payment to BankAtlantic for the transfer of non-performing loans from BankAtlantic to a subsidiary of the Parent Company and to contribute $20 million of capital to BankAtlantic, each of which occurred in March 2008.
     In March 2008, BankAtlantic transferred non-performing loans to a work-out subsidiary of the Parent Company. The composition of these loans as of March 31, 2009 and December 31, 2008 was as follows (in thousands):

	March 31,	December 31,
	2009	2008
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$22,019	22,019
Land acquisition and development	16,660	16,759
Land acquisition, development and construction	25,726	29,163

Total commercial residential real estate	64,405	67,941
Commercial non-residential real estate	9,916	11,386

Total non-accrual loans	74,321	79,327
Allowance for loan losses — specific reserves	(11,758)	(11,685)

Non-accrual loans, net	62,563	67,642
Performing commercial non-residential loans	2,259	2,259

Loans receivable, net	$64,822	69,901

     During the first quarter of 2009, the Parent Company’s work-out subsidiary received $4.3 million from loan payments and the sale of a foreclosed property. The work-out subsidiary also recognized a $0.7 million charge-off associated with the foreclosure of a loan.
     The activity in the Parent Company’s allowance for loan losses was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008
Balance, beginning of period	$11,685	—
Loans charged-off	(684)	—
Recoveries of loans previously charged-off	—	—

Net (charge-offs)	(684)	—
Reserves transferred from BankAtlantic	—	6,440
Provision for loan losses	757	—

Balance, end of period	$11,758	6,440

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic Bancorp, Inc. Consolidated Financial Condition
     The Company reduced its total assets with a view to improving its regulatory capital ratios. Total assets were decreased by selling securities available for sale, significantly reducing loan originations and purchases as well as substantially reducing the acquisition of tax certificates. The proceeds from payments on earning asset and securities sales were used to pay down borrowings.
     Total assets at March 31, 2009 were $5.6 billion compared to $5.8 billion at December 31, 2008. The changes in components of total assets from December 31, 2008 to March 31, 2009 are summarized below:
•	Increase in cash and cash equivalents primarily reflecting $119.7 million of higher cash balances at depository institutions associated with daily cash management activities;

•	Decrease in securities available for sale reflecting the sale of $149.1 million of mortgage-backed securities;

•	Decrease in tax certificate balances primarily due to redemptions and decreased tax certificate acquisitions compared to prior periods;

•	Decline in FHLB stock related to lower FHLB advance borrowings;

•	Decrease in loan receivable balances associated with repayments of residential loans in the normal course of business combined with a significant decline in loan originations and purchases;

•	Decrease in accrued interest receivable primarily resulting from lower loan balances and a significant decline in interest rates;

•	Increase in real estate owned associated with residential loan foreclosures; and

•	Decrease in goodwill associated with the impairment of $9.1 million of goodwill.
     The Company’s total liabilities at March 31, 2009 were $5.4 billion compared to $5.6 billion at December 31, 2008. The changes in components of total liabilities from December 31, 2008 to March 31, 2009 are summarized below:
•	Increased interest bearing deposit account balances associated with promotions of higher-yielding interest-bearing checking accounts and increases in certificates of deposits;

•	Higher non-interest-bearing deposit balances primarily due to increased customer balances in checking accounts;

•	Lower FHLB advances and short term borrowings due to repayments using proceeds from the sales of securities and loan repayments and increases in deposit account balances; and

•	Increase in junior subordinated debentures due to interest deferments.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     The Company’s principal source of liquidity is its cash and investments. The Company also may obtain funds through dividends from its subsidiaries, issuance of equity and debt securities, and liquidation of its investments. The Company may use these funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, invest in equity securities and other investments, and fund operations. The Company’s estimated 2009 interest expense associated with its junior subordinated debentures is approximately $16.5 million. In order to preserve liquidity in the current difficult economic environment, the Company elected in February 2009 to defer interest payments on all of its outstanding junior subordinated debentures and to cease paying dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. The deferral election began with respect to regularly scheduled quarterly interest payments aggregating $3.9 million that would otherwise have been made in March and April of 2009. The Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing, appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Company may end the deferral by paying all accrued and unpaid interest. The Company anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future.

BankAtlantic Bancorp, Inc. and Subsidiaries
     During the year ended December 31, 2008, the Company received $15.0 million of dividends from BankAtlantic. The Company does not anticipate receiving dividends from BankAtlantic during the year ended December 31, 2009 until economic conditions and the performance of BankAtlantic assets improve. The ability of BankAtlantic to pay dividends or make other distributions to the Company in subsequent periods is subject to regulations and Office of Thrift Supervision (“OTS”) approval. The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, and there is no assurance that the OTS would approve future applications for capital distributions from BankAtlantic.
     The Company’s anticipated liquidity focus during 2009 is on providing capital to BankAtlantic, if needed, managing the cash requirements of its asset work-out subsidiary, and funding its operating expenses. The Company is required to provide BankAtlantic with managerial assistance and capital as the OTS may determine necessary under applicable regulations and supervisory standards. In March 2009, the Company contributed $25 million of capital to BankAtlantic.
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
     The sale of Ryan Beck to Stifel closed on February 28, 2007, and the sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on certain Ryan Beck revenues during the two-year period immediately following the closing, which ended on February 28, 2009. The Company received earn-out payments of $1.7 million during the three months ended March 31, 2008 and the Company received an additional $8.6 million in earn-out payments paid in 250,233 shares of Stifel common stock in March 2009 for the remaining earn-out. The Stifel stock was sold for net proceeds of $8.7 million.
     Pursuant to the terms of the Ryan Beck merger, the Company agreed to indemnify Stifel against certain losses arising out of activities of Ryan Beck prior to its sale. Stifel recently indicated that it believes it is entitled to indemnification payments of approximately $500,000 under the agreement. Based on information provided by Stifel, management believes that it is not obligated to indemnify Stifel under the terms of the merger agreement.
     The Company has the following cash and investments that it believes provide a source for potential liquidity based on values at March 31, 2009; however, there is no assurance that these investments will maintain such value or that we would receive proceeds equal to estimated fair value upon the liquidation of these investments.

	As of March 31, 2009
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value
Cash and cash equivalents	$19,860	—	—	19,860
Securities available for sale	1,253	—	—	1,253
Private investment securities	2,036	339	—	2,375

Total	$23,149	339	—	23,488

     The non-performing loans transferred to the wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary. The balance of these loans at March 31, 2009 was $76.6 million. During the three months ended March 31, 2009, the Parent Company work-out subsidiary received $4.3 million of proceeds from loan repayments and foreclosed property sales relating to this loan portfolio.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic Liquidity and Capital Resources
     BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit, federal funds, Treasury and Federal Reserve programs. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may make terms of the borrowings and deposits less favorable. As a result, there is a risk that our cost of funds will increase or that the availability of funding sources may decrease. As of March 31, 2009, BankAtlantic had available unused borrowings of approximately $813 million in connection with its FHLB line of credit, federal funds lines, and Treasury and Federal Reserve programs. However, such available borrowings are subject to periodic reviews and may be terminated or limited at any time.
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; Treasury and Federal Reserve lending programs; interest payments on loans and securities; capital contributions from the Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses.
     In October 2008, the FDIC announced a Liquidity Guarantee Program. Under this program, certain newly issued senior unsecured debt issued on or before October 31, 2009, would be fully protected in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. This includes promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. Coverage would be limited to the period ending December 31, 2012, even if the maturity exceeds that date. The program could provide BankAtlantic with additional liquidity as certain new borrowings may be guaranteed by the FDIC. The FDIC also announced that any participating depository institution will be able to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts including interest bearing accounts with rates at or below fifty basis points, regardless of dollar amount. This new, temporary guarantee will expire at the end of 2009. BankAtlantic “opted-in” to the additional coverage on qualifying borrowings and non-interest bearing deposits. As a result, BankAtlantic will be assessed a 75-basis point fee on new covered borrowings, and was assessed a 10-basis point surcharge for non-interest bearing deposit transaction account balances exceeding the previously insured amount.
     In October 2008, the FDIC adopted a restoration plan that increased the rates depository institutions pay for deposit insurance. Under the restoration plan, the assessment rate schedule was raised by 7 basis points for all depository institutions beginning on January 1, 2009 and beginning with the second quarter of 2009, changes would be made to the assessment rate to increase assessments on a risk adjusted basis. The 7 basis point assessment rate increase resulted in a $1.4 million increase in FDIC assessment premiums for BankAtlantic during the three months ended March 31, 2009 compared to the same 2008 period.
     The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $817.0 million as of March 31, 2009. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s available borrowings under this line of credit were approximately $464 million at March 31, 2009. However, we expect that during the second quarter of 2009, the total borrowings under the FHLB line of credit will decrease due to higher collateral requirements. An additional source of liquidity for BankAtlantic is its securities portfolio. As of March 31, 2009, BankAtlantic had $207.3 million of un-pledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $50 million in fundings and at March 31, 2009, BankAtlantic had $3.0 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program. The amount that can be borrowed under this program is dependent on available collateral, and BankAtlantic had available borrowings of approximately $143.1 million as of March 31, 2009. BankAtlantic had no amounts outstanding under this program at March 31, 2009. The above lines of credit are subject to periodic review, may be reduced or terminated at any time by the issuer institution. If the current economic trends continue to adversely affect our performance, the above borrowings may be limited, additional collateral may be required or these borrowings may not be available to us, and BankAtlantic’s liquidity could be materially adversely affected.

BankAtlantic Bancorp, Inc. and Subsidiaries
     BankAtlantic also has various relationships to acquire brokered deposits, and to execute repurchase agreements, which may be utilized as an alternative source of liquidity, if needed.  Brokered deposits are not considered a primary funding source of BankAtlantic, and BankAtlantic does not anticipate its brokered deposit balances to increase in the foreseeable future. At March 31, 2009, BankAtlantic had $269.1 million and $35.6 million of brokered deposits and securities sold under agreements to repurchase outstanding, representing 4.9% and 0.6% of total assets, respectively. Additional repurchase agreement borrowings are subject to available collateral, and the issuance of brokered certificates of deposits requires BankAtlantic to maintain “well capitalized” regulatory capital ratios. Additionally, BankAtlantic had total cash on hand or with other financial institutions of $269.4 million as of March 31, 2009.
     BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions have made it more difficult for financial institutions to borrow money. We cannot predict with any degree of certainty how long these market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. There is no assurance that further deterioration in the financial markets will not result in additional market-wide liquidity problems, and affect our liquidity position. In order to improve its liquidity position, BankAtlantic reduced its borrowings by $343.0 million as of March 31, 2009 compared to December 31, 2008, by increasing its total deposits and utilizing the proceeds from the sale of securities available for sale and repayments of earning assets to pay down borrowings. Additionally, BankAtlantic does not anticipate an increase in its total assets in the foreseeable future.
     BankAtlantic’s commitments to originate and purchase loans at March 31, 2009 were $76.5 million and $0, respectively, compared to $176.7 million and $14 million, respectively, at March 31, 2008. At March 31, 2009, total loan commitments represented approximately 1.84% of net loans receivable.
     At March 31, 2009, BankAtlantic had investments and mortgage-backed securities of approximately $38.5 million pledged against securities sold under agreements to repurchase, $6.4 million pledged against public deposits and $49.3 million pledged against treasury tax and loan accounts.
     As of March 31, 2009, BankAtlantic met the regulatory capital ratios established for “well capitalized” institutions with actual capital amounts and ratios exceeding all “well capitalized” amounts and ratios. However, the OTS, at its discretion, can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements based on its view of the risk profile of the specific institution. If higher capital requirements are imposed, BankAtlantic could be required to raise additional capital. There is no assurance that additional capital will not be necessary, or that the Company or BankAtlantic would be successful in raising additional capital in subsequent periods. The Company’s inability to raise capital or be deemed “well capitalized” could have a material adverse impact on the Company’s financial condition and results.
     At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio

At March 31, 2009:
Total risk-based capital	$449,506	11.86%	8.00%	10.00%
Tier 1 risk-based capital	379,245	10.01	4.00	6.00
Tangible capital	379,245	6.97	1.50	1.50
Core capital	379,245	6.97	4.00	5.00

At December 31, 2008:
Total risk-based capital	$456,776	11.63%	8.00%	10.00%
Tier 1 risk-based capital	385,006	9.85	4.00	6.00
Tangible capital	385,006	6.94	1.50	1.50
Core capital	385,006	6.94	4.00	5.00
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific

BankAtlantic Bancorp, Inc. and Subsidiaries
capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2008.
Contractual Obligations and Off Balance Sheet Arrangements –as of March 31, 2009 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Time deposits	$1,293,215	1,227,244	52,357	13,614	—
Long-term debt	320,341	—	22,000	822	297,519
Advances from FHLB (1)	817,000	725,000	92,000	—	—
Operating lease obligations held for sublease	30,466	1,230	3,636	2,408	23,192
Operating lease obligations held for use	72,196	7,523	17,195	7,595	39,883
Pension obligation	17,340	1,269	2,995	3,229	9,847
Other obligations	12,800	—	4,800	6,400	1,600

Total contractual cash obligations	$2,563,358	1,962,266	194,983	34,068	372,041

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The discussion contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about the Company’s primary market risk which is interest rate risk.
     The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic are unpredictable. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the three months ended March 31, 2009. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the three months ended March 31, 2009, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934) were effective as of March 31, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     There have been no material developments in the legal proceedings disclosed in the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 since the date of filing of the Form 10-K.
Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on
Form 10-K for the year ended December 31, 2008.
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

BANKATLANTIC BANCORP, INC.

May 11, 2009 Date	By:	/s/ Alan B. Levan Alan B. Levan
Chief Executive Officer/
Chairman/President

May 11, 2009 Date	By:	/s/ Valerie C. Toalson Valerie C. Toalson
Executive Vice President,
Chief Financial Officer