Form 10-Q
period 2009-06-30
BANKATLANTIC BANCORP INC
filed 2009-08-10
CIK 921768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR
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
☐ YES     ☒ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	August 3, 2009
Class A Common Stock, par value $0.01 per share	10,283,906
Class B Common Stock, par value $0.01 per share	975,225

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

	June 30,	December 31,
(In thousands, except share data)	2009	2008
ASSETS
Cash and cash equivalents	$213,476	158,957
Securities available for sale (at fair value)	431,976	701,845
Investment securities at cost or amortized cost (approximate fair value: $3,015 and $2,503)	2,036	2,036
Tax certificates, net of allowance of $7,508 and $6,064	179,110	213,534
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	48,751	54,607
Residential loans held for sale	7,694	3,461
Loans receivable, net of allowance for loan losses of $172,220 and $137,257	4,029,060	4,323,190
Accrued interest receivable	35,370	41,817
Real estate held for development and sale	18,349	18,383
Real estate owned	34,317	19,045
Investments in unconsolidated subsidiaries	11,008	10,552
Office properties and equipment, net	209,064	216,978
Goodwill and other intangibles	16,461	26,244
Other assets	24,353	23,908

Total assets	$5,261,025	5,814,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Interest bearing deposits	$3,252,601	3,178,105
Non-interest bearing deposits	802,446	741,691

Total deposits	4,055,047	3,919,796

Advances from FHLB	597,020	967,028
Securities sold under agreement to repurchase	25,821	46,084
Federal funds purchased and other short term borrowings	5,553	238,339
Subordinated debentures and mortgage-backed bonds	22,781	22,864
Junior subordinated debentures	301,353	294,195
Other liabilities	86,883	82,283

Total liabilities	5,094,458	5,570,589
Commitments and contingencies (See Note 10)
Stockholders’ equity:
Class A common stock, issued and outstanding 10,264,106 and 10,258,057 shares	103	103
Class B common stock, issued and outstanding 975,225 and 975,225 shares	10	10
Additional paid-in capital	220,375	218,974
Accumulated (deficit) retained earnings	(48,381)	32,667

Total stockholders’ equity before accumulated other comprehensive loss	172,107	251,754
Accumulated other comprehensive loss	(5,540)	(7,786)

Total stockholders’ equity	166,567	243,968

Total liabilities and stockholders’ equity	$5,261,025	5,814,557

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except share and per share data)	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$47,747	61,583	97,425	129,719
Interest and dividends on securities	6,373	11,978	15,111	24,009
Interest on tax certificates	3,060	4,926	7,253	8,491

Total interest income	57,180	78,487	119,789	162,219

Interest expense:
Interest on deposits	11,527	14,508	24,514	33,101
Interest on advances from FHLB	5,082	12,433	12,246	27,379
Interest on short term borrowings	19	725	191	2,004
Interest on debentures and bonds payable	4,280	5,220	8,818	11,503

Total interest expense	20,908	32,886	45,769	73,987

Net interest income	36,272	45,601	74,020	88,232
Provision for loan losses	43,494	47,247	87,771	90,135

Net interest loss after provision for loan losses	(7,222)	(1,646)	(13,751)	(1,903)

Non-interest income:
Service charges on deposits	19,347	24,466	38,032	48,480
Other service charges and fees	8,059	7,121	15,084	14,554
Securities activities, net	692	8,965	5,132	4,227
Other	3,424	3,324	6,383	7,254

Total non-interest income	31,522	43,876	64,631	74,515

Non-interest expense:
Employee compensation and benefits	25,935	33,181	54,741	68,336
Occupancy and equipment	14,842	16,172	29,753	32,558
Advertising and business promotion	1,979	3,662	4,811	8,557
Check losses	991	2,101	1,835	4,819
Professional fees	2,695	2,219	6,021	4,979
Supplies and postage	999	1,282	2,003	2,288
Telecommunication	586	1,331	1,284	2,833
Cost associated with debt redemption	1,441	1	2,032	2
Provision for tax certificates losses	1,414	924	2,900	807
Impairment of goodwill	—	—	9,124	—
Impairment of real estate owned	411	190	623	240
Restructuring charges and exit activities	1,406	5,762	3,281	5,597
FDIC special assessment	2,428	—	2,428	—
Other	7,529	6,914	15,011	12,756

Total non-interest expense	62,656	73,739	135,847	143,772

Loss from continuing operations before income taxes	(38,356)	(31,509)	(84,967)	(71,160)
Benefit for income taxes	—	(12,146)	—	(27,233)

Loss from continuing operations	(38,356)	(19,363)	(84,967)	(43,927)
Discontinued operations (less applicable income tax provision (benefit) of $0 and $603)	—	—	4,201	1,121

Net loss	$(38,356)	(19,363)	(80,766)	(42,806)

Basic loss per share
Continuing operations	$(3.41)	(1.73)	(7.56)	(3.91)
Discontinued operations	—	—	0.37	0.10

Basic loss per share	$(3.41)	(1.73)	(7.19)	(3.81)

Diluted loss per share
Continuing operations	$(3.41)	(1.73)	(7.56)	(3.91)
Discontinued operations	—	—	0.37	0.10

Diluted loss per share	$(3.41)	(1.73)	(7.19)	(3.81)

Basic weighted average number of common shares outstanding	11,236,574	11,223,495	11,235,364	11,221,406

Diluted weighted average number of common and common equivalent shares outstanding	11,236,574	11,223,495	11,235,364	11,221,406

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2008 and 2009-Unaudited

						Accumulated
						Other
	Compre-			Additional	Retained	Compre-
	hensive		Common	Paid-in	Earnings	hensive
(In thousands)	Income		Stock	Capital	(Deficit)	Income (loss)	Total
BALANCE, DECEMBER 31, 2007	$		113	217,140	236,150	5,918	459,321
Net loss		(42,806)	—	—	(42,806)	—	(42,806)
Net unrealized losses on securities available for sale		(9,976)	—	—	—	(9,976)	(9,976)

Comprehensive loss		$(52,782)

Dividends on Class A common stock			—	—	(514)	—	(514)
Dividends on Class B common stock			—	—	(50)	—	(50)
Issuance of Class A common stock upon exercise of stock options			1	103	—	—	104
Tax effect relating to share-based compensation			—	(42)	—	—	(42)
Share based compensation expense			—	2,169	—	—	2,169

BALANCE, JUNE 30, 2008	$		114	219,370	192,780	(4,058)	408,206

BALANCE, DECEMBER 31, 2008	$		113	218,974	32,667	(7,786)	243,968
Net loss		(80,766)	—	—	(80,766)	—	(80,766)
Net unrealized gains on securities available for sale		2,246	—	—	—	2,246	2,246

Comprehensive loss		$(78,520)

Dividends on Class A common stock			—	—	(257)	—	(257)
Dividends on Class B common stock			—	—	(25)	—	(25)
Share based compensation expense			—	1,401	—	—	1,401

BALANCE, JUNE 30, 2009	$		113	220,375	(48,381)	(5,540)	166,567

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Six Months
	Ended June 30,
(In thousands)	2009	2008
Net cash provided by operating activities	$32,524	$23,063

Investing activities:
Proceeds from redemption of tax certificates	88,969	82,519
Purchase of tax certificates	(57,896)	(311,011)
Purchase of securities available for sale	—	(254,253)
Proceeds from sales of securities available for sale	205,679	346,589
Proceeds from maturities of securities available for sale	80,047	99,473
Purchases of FHLB stock	(2,295)	(31,140)
Redemption of FHLB stock	8,151	19,486
Investments in unconsolidated subsidiaries	(630)	—
Distributions from unconsolidated subsidiaries	174	1,792
Net decrease (increase) in loans	185,352	(20,787)
Proceeds from the sale of loans receivable	5,427	10,100
Improvements to real estate owned	(577)	(19)
Proceeds from sales of real estate owned	1,372	1,054
Net additions to office properties and equipment	(1,576)	(4,546)
Net cash outflows from the sale of Central Florida stores	—	(4,491)

Net cash provided by (used in) investing activities	512,197	(65,234)

Financing activities:
Net increase in deposits	135,251	6,051
Prepayment of FHLB advances	(526,032)	—
Net proceeds from FHLB advances	154,000	260,000
Decrease in securities sold under agreements to repurchase	(20,263)	(5,056)
Decrease in federal funds purchased	(232,786)	(33,975)
Repayment of notes and bonds payable	(90)	(409)
Proceeds from issuance of Class A common stock	—	104
Common stock dividends	(282)	(564)

Net cash (used in) provided by financing activities	(490,202)	226,151

Increase in cash and cash equivalents	54,519	183,980
Cash and cash equivalents at the beginning of period	158,957	124,574

Cash and cash equivalents at end of period	$213,476	$308,554

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
1. Presentation of Interim Financial Statements
     BankAtlantic Bancorp, Inc. (the “Company”) is a unitary savings bank holding company organized under the laws of the State of Florida. The Company’s principal asset is its investment in BankAtlantic and its subsidiaries. The Company has two reportable segments, BankAtlantic and the Parent Company. On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. Under the terms of the Ryan Beck sales agreement, the Company received additional consideration based on Ryan Beck revenues over the two year period following the closing of the sale. Included in the Company’s consolidated statement of operations in discontinued operations for the six months ended June 30, 2009 and 2008 was $4.2 million and $1.1 million of earn-out consideration, respectively.
     BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of over 100 branches or “stores” located in Florida.
     All significant inter-company balances and transactions have been eliminated in consolidation. The Company has evaluated subsequent events through the issuance date of the financial statements on August 10, 2009.
     In management’s opinion, the accompanying consolidated financial statements contain such adjustments as are necessary for a fair statement of the Company’s consolidated financial condition at June 30, 2009 and December 31, 2008, the consolidated results of operations for the three and six months ended June 30, 2009 and 2008, and the consolidated stockholders’ equity and comprehensive income and cash flows for the six months ended June 30, 2009 and 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2009. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2009.
     Liquidity - BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and availability under its lines of credit, Treasury and Federal Reserve lending programs. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may make terms of the borrowings and deposits less favorable. As a result, there is a risk that our cost of funds will increase or that the availability of funding sources may decrease. As of June 30, 2009, BankAtlantic had available unused borrowings and cash of approximately $825 million consisting primarily of $247 million of unused FHLB line of credit capacity, $246 million of unpledged securities, $119 million of available borrowing capacity at the Federal Reserve and $213 million of cash. However, such available borrowings are subject to periodic reviews and they may be terminated or limited at any time.
     Regulatory Capital - As of June 30, 2009, BankAtlantic’s captital was in excess of all regulatory “well capitalized” levels. However, the Office of Thrift Supervision (“OTS”), at its discretion, can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements based on its view of the risk profile of the specific institution. If higher capital requirements are imposed, BankAtlantic could be required to raise additional capital. There is no assurance that additional capital will not be necessary, or that the Company or BankAtlantic would be successful in raising additional capital in subsequent periods on favorable terms or at all. The Company’s inability to raise capital or be deemed “well capitalized” could have a material adverse impact on the Company’s financial condition and results.

BankAtlantic Bancorp, Inc. and Subsidiaries
2. Fair Value Measurement
     The following table presents major categories of the Company’s assets measured at fair value on a recurring basis at June 30, 2009 and December 31, 2008 (in thousands):

		Fair Value Measurements at June 30, 2009 Using
		Quoted prices in
		Active Markets	Significant Other	Significant
	As of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$293,141	—	293,141	—
REMICS (1)	137,591	—	137,591	—
Bonds	250	—	—	250
Equity securities	994	784	—	210

Total	$431,976	784	430,732	460

(1)	BankAtlantic invests in real estate mortgage investment conduits (“REMICs) that are guaranteed by the U.S government or its agencies.
     There were no liabilities measured at fair value on a recurring basis in the Company’s financial statements at June 30, 2009.

		Fair Value Measurements at December 31, 2008 Using
		Quoted prices in
		Active Markets	Significant Other	Significant
	As of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$532,873	—	532,873	—
REMICS	166,351	—	166,351	—
Bonds	250	—	—	250
Equity securities	2,371	783	—	1,588

Total	$701,845	783	699,224	1,838

     There were no liabilities measured at fair value on a recurring basis in the Company’s financial statements at December 31, 2008.
     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009 (in thousands):

		Equity
For the Three Months Ended:	Bonds	Securities	Total
Beginning Balance	$250	1,252	1,502
Total gains and losses (realized/unrealized)
Included in earnings	—	(1,378)	(1,378)
Included in other comprehensive income	—	336	336
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance	$250	210	460

BankAtlantic Bancorp, Inc. and Subsidiaries

		Equity
For the Six Months Ended:	Bonds	Securities	Total
Beginning Balance	$250	1,588	1,838
Total gains and losses (realized/unrealized)
Included in earnings	—	(1,378)	(1,378)
Included in other comprehensive income	—	—	—
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance	$250	210	460

     The $1.4 million of loss included in securities activities, net in the Company’s statement of operations for the three and six months ended June 30, 2009 represents an other-than-temporary impairment associated with a decline in value related to an equity investment in an unrelated financial institution.
     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2008 (in thousands):

		Stifel	Equity
	Bonds	Warrants	Securities	Total
Beginning Balance	$481	8,805	4,348	13,634
Total gains and losses (realized/unrealized)
Included in earnings	—	4,452	—	4,452
Included in other comprehensive income	1	—	(976)	(975)
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$482	13,257	3,372	17,111

     The entire $4.5 million of gains included in earnings for the three months ended June 30, 2008 represents changes in unrealized gains relating to assets still held at June 30, 2008.
     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2008 (in thousands):

		Stifel	Equity
	Bonds	Warrants	Securities	Total
Beginning Balance	$681	10,661	5,133	16,475
Total gains and losses (realized/unrealized)
Included in earnings	—	2,596	—	2,596
Included in other comprehensive income	1	—	(1,761)	(1,760)
Purchases, issuances, and settlements	(200)	—	—	(200)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$482	13,257	3,372	17,111

     The entire $2.6 million of gains included in earnings for the six months ended June 30, 2008 represents changes in unrealized gains relating to assets still held at June 30, 2008.
     The valuation techniques and the inputs used in our financial statements to measure the fair value of our recurring financial instruments are described below.

BankAtlantic Bancorp, Inc. and Subsidiaries
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
     Bonds and equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2 or Level 3) with inputs obtained from independent pricing sources to value bonds and equity securities, if available. We also obtain non-binding broker quotes to validate fair values obtained from matrix pricing. However, for certain equity and debt securities in which observable market inputs cannot be obtained, we value these securities either using the income approach and pricing models that we have developed or based on observable market data that we adjusted based on our judgment of the factors we believe a market participant would use to value the securities (Level 3).
     The following table presents major categories of assets measured at fair value on a non-recurring basis (in thousands):

	Fair Value Measurements at June 30, 2009 Using
		Quoted prices in
		Active Markets	Significant	Significant
	As of	for Identical	Other Observable	Unobservable
	June 30,	Assets	Inputs	Inputs	Total
Description	2009	(Level 1)	(Level 2)	(Level 3)	Impairments
Loans measured for impairment using the fair value of the collateral	$177,326	—	—	177,326	37,744
Impaired real estate owned	2,955	—	—	2,955	623
Impaired real estate held for sale	2,130	—	—	2,130	33
Impaired goodwill	—	—	—	—	9,124

	$182,411	—	—	182,411	47,524

     There were no material liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.
     Loans Measured For Impairment
     Impaired loans are generally valued based on the fair value of the underlying collateral. The Company primarily uses third party appraisals of the collateral to assist in measuring impairment. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral and we may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, we use our judgment on market conditions to adjust the most current appraisal. The comparable sales prices used in the valuation of the collateral may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the fair value of the collateral is considered a Level 3 valuation.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Impaired Real Estate Owned and Real Estate Held for Sale
     Real estate is generally valued using third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. However, the appraiser or brokers use professional judgment in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date. As a consequence of using broker price opinions and adjustments to appraisals, the fair values of the properties are considered a Level 3 valuation.
     Impaired Goodwill
     The Company recognized goodwill impairment in its tax certificates and investments reporting units during the six months ended June 30, 2009. The remaining goodwill on the Company’s statement of financial condition relates to the Company’s capital services reporting unit. The goodwill associated with this reporting unit was determined to not be impaired as of June 30, 2009. In determining the fair value of the reporting units, the Company used discounted cash flow valuation techniques. This method requires assumptions for expected cash flows and applicable discount rates. The aggregate fair value of all reporting units derived from the above valuation methodology was compared to the Company’s market capitalization adjusted for a control premium in order to determine the reasonableness of the financial model output. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. The Company used financial projections over a period of time considered necessary to achieve a steady state of cash flows for each reporting unit. The primary assumptions in the projections were anticipated loan, tax certificates and securities growth, interest rates and revenue growth. The discount rates were estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The estimated fair value of a reporting unit is highly sensitive to changes in the discount rate and terminal value assumptions and, accordingly, minor changes in these assumptions could impact significantly the fair value assigned to a reporting unit. Future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. As a result of the significant judgments used in determining the fair value of the reporting units, the fair values of the reporting units are considered a Level 3 valuation.
Financial Disclosures about Fair Value of Financial Instruments

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$213,476	213,476	158,957	158,957
Securities available for sale	431,976	431,976	701,845	701,845
Investment securities	2,036	3,015	2,036	2,503
Tax certificates	179,110	185,483	213,534	224,434
Federal home loan bank stock	48,751	48,751	54,607	54,607
Loans receivable including loans held for sale, net	4,036,754	3,667,717	4,326,651	3,959,563
Financial liabilities:
Deposits	$4,055,047	4,045,715	3,919,796	3,919,810
Short term borrowings	31,374	31,374	284,423	284,474
Advances from FHLB	597,020	605,577	967,028	983,119
Subordinated debentures and notes payable	22,781	19,486	22,864	21,550
Junior subordinated debentures	301,353	90,727	294,195	142,086
     Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments and management has derived the fair value of the majority of these financial instruments using the income approach technique with Level 3 unobservable inputs, there is no assurance that the Company would receive the estimated value upon sale or disposition of the asset or pay the estimated value upon disposition of the liability in advance of its scheduled maturity. Management estimates used in its net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. The Company’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented into fixed and adjustable interest rate categories and into performing and non-performing categories.
     The fair value of performing loans is calculated by using an income approach with Level 3 inputs. The fair value of performing loans is estimated by discounting forecasted cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan portfolio. The estimate of average maturity is based on BankAtlantic’s historical experience with prepayments for each loan classification, modified as required, by an estimate of the effect of current economic and lending conditions. Management assigns a credit risk premium and an illiquidity adjustment to these loans based on risk grades and delinquency status.
     The fair value of tax certificates was calculated using the income approach with Level 3 inputs. The fair value is based on discounted expected cash flows using discount rates that take into account the risk of the cash flows of tax certificates relative to alternative investments.
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
     The fair value of short term borrowings was calculated using the income approach with Level 2 inputs. The Company discounts contractual cash flows based on current interest rates. The carrying value of these borrowings approximates fair value as maturities are generally less than thirty days.
     The fair value of FHLB advances was calculated using the income approach with Level 2 inputs. The fair value was based on discounted cash flows using rates offered for debt with comparable terms to maturity and issuer credit standing.
     The fair value of BankAtlantic’s subordinated debentures was based on discounted values of contractual cash flows at a credit adjusted market discount rate.
     The Company obtained the fair value on $57.1 million of junior subordinated debentures from NASDAQ price quotes as of June 30, 2009 and December 31, 2008. The fair value of the Company’s remaining junior subordinated debentures was obtained using a market approach by obtaining price quotes from obligors that we believe may have similar risk profiles in the market (Level 3).
Concentration of Credit Risk
     BankAtlantic purchases residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of real estate value declines in the housing markets. Also, included in this purchased residential loan portfolio are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. At June 30, 2009, BankAtlantic’s residential loan portfolio included $895.3 million of interest-only loans, with 29% of the principal amount of these loans secured by collateral located in California. BankAtlantic manages this credit risk by purchasing interest-only loans originated to borrowers that it believes to be credit worthy, with loan-to-value and total debt to income ratios at origination within agency guidelines.
     BankAtlantic has a high concentration of consumer home equity and commercial loans in the State of Florida. Real estate values and general economic conditions have significantly deteriorated from the origination dates of the loans. If the market conditions in Florida do not improve or deteriorate further, BankAtlantic may be exposed to significant credit losses.

BankAtlantic Bancorp, Inc. and Subsidiaries
3. Securities Available for Sale
     The following tables summarize securities available for sale (in thousands):

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-Backed Securities:
Mortgage-backed securities	$281,954	11,189	2	293,141
Real estate mortgage investment conduits (1)	134,627	3,034	70	137,591

Total mortgage-backed securities	416,581	14,223	72	430,732

Investment Securities:
Other bonds	250	—	—	250
Equity securities	969	30	5	994

Total investment securities	1,219	30	5	1,244

Total	$417,800	14,253	77	431,976

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-Backed Securities:
Mortgage-backed securities	$521,895	11,017	39	532,873
Real estate mortgage investment conduits (1)	165,449	1,846	944	166,351

Total mortgage-backed securities	687,344	12,863	983	699,224

Investment Securities:
Other bonds	250	—	—	250
Equity securities	2,347	24	—	2,371

Total investment securities	2,597	24	—	2,621

Total	$689,941	12,887	983	701,845

(1)	Real estate mortgage investment conduits are pass-through entities that hold residential loans and investors are issued ownership interests in the entities in the form of a bond. The securities were issued by government agencies.
     Included in securities activities, net were (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Gross gains on securities sales	$2,070	5,663	6,510	7,439

Gross losses on securities sales	$—	2	—	4,660

Proceeds from sales of securities	$43,277	200,504	205,706	341,589

     Management reviews its investments portfolio for other-than-temporary declines in value quarterly. As a consequence of the review during the 2009 and 2008 quarters, the Company recognized $1.4 million and $1.1 million, respectively, in other-than-temporary declines in value related to an equity investment in an unrelated financial institution, respectively. During the three and six months ended June 30, 2008, the Company recognized $4.5 million and $2.6 million of unrealized gains, respectively, from the change in value of Stifel warrants.

BankAtlantic Bancorp, Inc. and Subsidiaries
4. Discontinued Operations
     On February 28, 2007, the Company sold Ryan Beck to Stifel. The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on certain defined Ryan Beck revenues during the two-year period immediately following the Ryan Beck sale, which ended on February 28, 2009. The contingent earn-out payments were accounted for when earned as additional proceeds from the sale of Ryan Beck common stock. The Company received additional earn-out consideration of $1.7 million during the six months ended June 30, 2008 and recognized $4.2 million of additional earn-out consideration during the six months ended June 30, 2009.
5. Restructuring Charges and Exit Activities
     The following provides liabilities associated with restructuring charges and exit activities (in thousands):

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability
Balance at January 1, 2008	$102	990	1,092
Expenses incurred	2,095	361	2,456
Amounts paid or amortized	(1,105)	(288)	(1,393)

Balance at June 30, 2008	$1,092	1,063	2,155

Balance at January 1, 2009	$171	1,462	1,633
Expense incurred	1,946	1,301	3,247
Amounts paid or amortized	(1,693)	(60)	(1,753)

Balance at June 30, 2009	$424	2,703	3,127

     In April 2008, the Company reduced its workforce by approximately 124 associates, or 6%. The Company incurred $2.1 million of employee termination costs which was included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2008.
     In March 2009, the Company further reduced its workforce by approximately 130 associates, or 7%, impacting back-office functions as well as our community banking and commercial lending business units. The Company incurred $1.9 million of employee termination costs which were included in the Company’s consolidated statements of operations for the six months ended June 30, 2009.
     During the six months ended June 30, 2008, the Company incurred $0.4 million of contract liabilities in connection with the termination of back-office operating leases. During the six months ended June 30, 2009, the Company recognized an additional $1.3 million of contract termination liabilities in connection with operating leases executed for future store expansion. The additional contract liability reflects declining commercial real estate values during the period.

BankAtlantic Bancorp, Inc. and Subsidiaries
6. Loans Receivable
     The loan portfolio consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Real estate loans:
Residential	$1,753,507	1,929,616
Builder land loans	76,892	84,453
Land acquisition and development	208,606	226,484
Land acquisition, development and construction	43,964	60,730
Construction and development	212,675	229,856
Commercial	728,141	709,523
Consumer — home equity	697,631	718,950
Small business	212,564	218,694
Other loans:
Commercial business	140,651	144,554
Small business — non-mortgage	101,439	108,230
Consumer loans	13,941	16,406
Deposit overdrafts	8,240	9,730

Total gross loans	4,198,251	4,457,226

Adjustments:
Premiums, discounts and net deferred fees	3,029	3,221
Allowance for loan losses	(172,220)	(137,257)

Loans receivable, net	$4,029,060	4,323,190

Loans held for sale	$7,694	3,461

     Loans held for sale at June 30, 2009 and December 31, 2008 are loans originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement between the parties, the mortgage company purchases the loans from BankAtlantic 14 days after the date of funding. BankAtlantic owns the loan during the 14 day period and accordingly earns the interest income during the period. Gains from the sale of loans held for sale were $151,000 and $263,000 for the three and six months ended June 30, 2009, respectively, and were $129,000 and $205,000 for the three and six months ended June 30, 2008, respectively.
     Undisbursed loans in process consisted of the following components (in thousands):

	June 30,	December 31,
	2009	2008
Construction and development	$56,374	124,332
Commercial	34,716	38,930

Total undisbursed loans in process	$91,090	163,262

BankAtlantic Bancorp, Inc. and Subsidiaries
     Allowance for Loan Losses (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$158,397	89,836	137,257	94,020
Loans charged-off	(30,332)	(31,401)	(54,261)	(78,648)
Recoveries of loans previously charged-off	661	444	1,453	619

Net (charge-offs)	(29,671)	(30,957)	(52,808)	(78,029)
Provision for loan losses	43,494	47,247	87,771	90,135

Balance, end of period	$172,220	106,126	172,220	106,126

     The following summarizes impaired loans (in thousands):

	June 30, 2009		December 31, 2008
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$246,240	58,693	174,710	41,192
Impaired loans without specific valuation allowances	260,435	—	138,548	—

Total	$506,675	58,693	313,258	41,192

     As of June 30, 2009, impaired loans with specific valuation allowances had been previously charged down by $40.0 million and impaired loans without specific valuation allowances had been previously charged down by $21.4 million. As of December 31, 2008, impaired loans with specific valuation allowances had been previously charged down by $21.9 million and impaired loans without specific valuation allowances had been previously charged down by $29.5 million.
     Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2009	June 30, 2009
Contracted interest income	$6,408	11,505
Interest income recognized	734	1,428

Foregone interest income	$5,674	10,077

7. Goodwill
     The Company tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. In response to the deteriorating economic and real estate environments and the effects that the external environment had on BankAtlantic’s business units, BankAtlantic, in the first quarter of 2009, continued to reduce its asset balances with a view toward strengthening its regulatory capital ratios and revised its projected operating results to reflect a smaller organization in subsequent periods. Additionally, BankAtlantic Bancorp’s market capitalization continued to decline as the average closing price of the Company’s Class A common stock on the NYSE for the month of March 2009 was $1.57 compared to $4.23 for the month of December 2008, a decline of 63%. Management believed that the foregoing factors indicated that the fair value of its reporting units might have declined below their carrying amounts, and, accordingly, an interim goodwill impairment test was performed as of March 31, 2009.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Based on the results of the interim goodwill impairment evaluation, the Company recorded an impairment charge of $9.1 million during the three months ended March 31, 2009. The entire amount of goodwill relating to the Company’s tax certificate ($4.7 million) and investment ($4.4 million) reporting units was determined to be impaired. Goodwill of $13.1 million associated with the Company’s capital services reporting unit was determined to not be impaired. Management did not perform a goodwill impairment test as of June 30, 2009 as there were no significant changes in impairment indicators during the three months ended June 30, 2009.
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
     The table below shows the effect of service arrangements on the Company’s consolidated statement of operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Non-interest income:
Other — office facilities	$137	122	260	177
Non-interest expense:
Employee compensation benefits	(29)	(33)	(58)	(88)
Other — back-office support	(465)	(447)	(906)	(775)

Net effect of affiliate transactions before income taxes	$(357)	(358)	(704)	(686)

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

BankAtlantic Bancorp, Inc. and Subsidiaries
     Outstanding options held by former employees consisted of the following as of June 30, 2009:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	53,789	$48.46
Options non-vested	13,610	$92.85
     During the years ended December 31, 2007 and 2006, the Company issued to BFC employees that perform services for the Company options to acquire 9,800 and 10,060 shares of the Company’s Class A common stock at an exercise price of $46.90 and $73.45, respectively. These options vest in five years and expire ten years from the grant date. The Company recognizes service provider expense on options over the vesting period measured based on the option fair value at each reporting period. The Company recorded $12,000 and $25,000 of service provider expense relating to these options for the three and six months ended June 30, 2009, respectively, and recorded $17,000 and $36,000 of service provider expense relating to the options for the three and six months ended June 30, 2008, respectively.
     BankAtlantic had entered into securities sold under agreements to repurchase transactions with Woodbridge and BFC in the aggregate of $6.3 million and $4.7 million as of June 30, 2009 and December 31, 2008, respectively. BankAtlantic recognized $9,000 and $28,000 of interest expense in connection with the above repurchase transactions for the three and six months ended June 30, 2009, respectively, and recognized $11,000 and $37,000 for the three and six months ended June 30, 2008, respectively. These transactions have the same general terms as BankAtlantic’s repurchase agreements with unaffiliated third parties.
     As of June 30, 2009, Woodbridge had $51.8 million invested through the Certificate of Deposit Account Registry Service (“CDARS”) program at BankAtlantic. The CDARS program facilitates the placement of funds into certificates of deposit issued by other financial institutions in increments of less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage. BankAtlantic received $49.9 million of deposits from other participating CDARS financial institutions’ customers in connection with this transaction, and these amounts are included in brokered deposits in the Company’s statement of financial condition.
9. Segment Reporting
     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, types of customers, distribution systems and regulatory environments. The information provided for Segment Reporting is based on internal reports utilized by management. Results of operations are reported through two reportable segments: BankAtlantic and the Parent Company. BankAtlantic activities consist of the banking operations of BankAtlantic and the Parent Company activities consist of equity and debt financings, capital management and acquisition related expenses. Additionally, effective March 31, 2008, a wholly-owned subsidiary of the Parent Company purchased non-performing loans from BankAtlantic. As a consequence, the Parent Company activities include managing this portfolio of loans and related real estate owned.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company evaluates segment performance based on segment net income from continuing operations after tax. The table below is segment information for segment net income from continuing operations for the three and six months ended June 30, 2009 and 2008 (in thousands):

		Parent	Elimination	Segment
For the Three Months Ended	BankAtlantic	Company	Entries	Total
2009
Interest income	$56,991	196	(7)	57,180
Interest expense	(16,913)	(4,002)	7	(20,908)
Provision for loan losses	(35,955)	(7,539)	—	(43,494)
Non-interest income	32,776	(973)	(281)	31,522
Non-interest expense	(61,077)	(1,860)	281	(62,656)

Segment losses before income taxes	(24,178)	(14,178)	—	(38,356)
Provision for income taxes	—	—	—	—

Segment net loss	$(24,178)	(14,178)	—	(38,356)

Total assets	$5,189,711	469,533	(398,219)	5,261,025

2008
Interest income	$78,081	469	(63)	78,487
Interest expense	(28,158)	(4,791)	63	(32,886)
Provision for loan losses	(37,801)	(9,446)	—	(47,247)
Non-interest income	36,728	7,412	(264)	43,876
Non-interest expense	(72,337)	(1,666)	264	(73,739)

Segment losses before income taxes	(23,487)	(8,022)	—	(31,509)
Benefit for income taxes	9,428	2,718	—	12,146

Segment net loss	$(14,059)	(5,304)	—	(19,363)

Total assets	$6,369,148	704,430	(558,603)	6,514,975

BankAtlantic Bancorp, Inc. and Subsidiaries

		Parent	Elimination	Segment
For the Six Months Ended:	BankAtlantic	Company	Entries	Total
2009
Interest income	$119,400	405	(16)	119,789
Interest expense	(37,553)	(8,232)	16	(45,769)
Provision for loan losses	(79,475)	(8,296)	—	(87,771)
Non-interest income	65,641	(513)	(497)	64,631
Non-interest expense	(132,780)	(3,564)	497	(135,847)

Segment losses before income taxes	(64,767)	(20,200)	—	(84,967)
Provision for income taxes	—	—	—	—

Segment net loss	$(64,767)	(20,200)	—	(84,967)

		Parent	Elimination	Segment
	BankAtlantic	Company	Entries	Total
2008
Interest income	$161,439	889	(109)	162,219
Interest expense	(63,511)	(10,585)	109	(73,987)
Provision for loan losses	(80,689)	(9,446)	—	(90,135)
Non-interest income	72,281	2,766	(532)	74,515
Non-interest expense	(140,963)	(3,341)	532	(143,772)

Segment losses before income taxes	(51,443)	(19,717)	—	(71,160)
Benefit for income taxes	20,403	6,830	—	27,233

Segment net loss	$(31,040)	(12,887)	—	(43,927)

10. Financial Instruments with Off-balance Sheet Risk
     Financial instruments with off-balance sheet risk were (in thousands):

	June 30,	December 31,
	2009	2008
Commitments to sell fixed rate residential loans	$45,897	25,304
Commitments to originate loans held for sale	38,202	21,843
Commitments to originate loans held to maturity	50,163	16,553
Commitments to extend credit, including the undisbursed portion of loans in process	428,628	597,739
Standby letters of credit	16,892	20,558
Commercial lines of credit	68,121	66,954
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $11.0 million at June 30, 2009. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $5.9 million at June 30, 2009. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at June 30, 2009 and December 31, 2008 was $12,000 and $20,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.

BankAtlantic Bancorp, Inc. and Subsidiaries
11. Earnings per Share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and six months ended June 30, 2009 and 2008 (in thousands, except share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Basic loss per share:
Numerator:
Loss from continuing operations	$(38,356)	(19,363)	(84,967)	(43,927)
Discontinued operations	—	—	4,201	1,121

Net loss	$(38,356)	(19,363)	(80,766)	(42,806)

Denominator:
Basic weighted average number of common shares outstanding	11,236,574	11,223,495	11,235,364	11,221,406

Basic loss per share from:
Continuing operations	$(3.41)	(1.73)	(7.56)	(3.91)
Discontinued operations	—	—	0.37	0.10

Basic loss per share	$(3.41)	(1.73)	(7.19)	(3.81)

Diluted loss per share
Numerator:
Loss from continuing operations	$(38,356)	(19,363)	(84,967)	(43,927)
Discontinued operations	—	—	4,201	1,121

Net loss	$(38,356)	(19,363)	(80,766)	(42,806)

Denominator:

Diluted weighted average shares outstanding	11,236,574	11,223,495	11,235,364	11,221,406

Diluted loss per share from:
Continuing operations	$(3.41)	(1.73)	(7.56)	(3.91)
Discontinued operations	—	—	0.37	0.10

Diluted loss per share	$(3.41)	(1.73)	(7.19)	(3.81)

Cash dividends per share:
Class A share	$—	0.025	0.025	0.050

Class B share	$—	0.025	0.025	0.050

     During the three and six months ended June 30, 2009 and 2008, 786,808 and 1,053,342, respectively, of options to acquire shares of Class A common stock were anti-dilutive.
12. New Accounting Pronouncements
     Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASC”) became the single official source of authoritative, nongovernmental GAAP. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on its consolidated financial statements.

BankAtlantic Bancorp, Inc. and Subsidiaries
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). This statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. Among other accounting and disclosure requirements, SFAS 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. SFAS No. 167 will be effective for the Company beginning January 1, 2010. The Company is currently evaluating the effect that adoption of this standard will have on its consolidated financial statements.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). This statement increases the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its statement of financial condition, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, SFAS 166 amends various concepts addressed by FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125, including removing the concept of qualified special purpose entities. SFAS 166 must be applied to transfers occurring on or after the effective date. SFAS No. 166 will be effective for the Company beginning January 1, 2010. The Company is currently evaluating the effect that adoption of this standard will have on its consolidated financial statements.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and six months ended June 30, 2009 and 2008. The principal assets of the Company consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession and increased unemployment on our business generally, maintaining BankAtlantic’s captital ratios in excess of all regulatory “well capitalized” levels, as well as the ability of our borrowers to service their obligations and of our customers to maintain account balances; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans (including those held in the asset workout subsidiary of the Company) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in our trade area, and where our collateral is located; the quality of our real estate based loans including our residential land acquisition and development loans (including Builder land bank loans, Land acquisition and development loans and Land acquisition, development and construction loans) as well as Commercial land loans, other Commercial real estate loans, Residential loans and Commercial business loans, and conditions specifically in those market sectors; the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities, the value of our assets and on the ability of our borrowers to service their debt obligations and maintain account balances; BankAtlantic’s seven-day banking initiatives and other initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing results which do not justify their costs; the success of our expense reduction initiatives and the ability to achieve additional cost savings; and the impact of periodic valuation testing of goodwill, deferred tax assets and other assets. Past performance, actual or estimated new account openings and growth may not be indicative of future results. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed herein and in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the quarterly report on Form 10-Q for the quarter ended March 31, 2009. The Company cautions that the foregoing factors are not exclusive.

BankAtlantic Bancorp, Inc. and Subsidiaries
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
Consolidated Results of Operations
     Loss from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended June 30,
	2009	2008	Change
BankAtlantic	$(24,178)	(14,059)	(10,119)
Parent Company	(14,178)	(5,304)	(8,874)

Net loss	$(38,356)	(19,363)	(18,993)

For the Three Months Ended June 30, 2009 Compared to the Same 2008 Period:
     The increase in BankAtlantic’s net loss during the 2009 quarter compared to the same 2008 quarter primarily resulted from a $9.8 million decline in net interest income, $5.1 million of lower revenues from service charges on deposits and a $9.4 million reduction in income tax benefits. The increase in BankAtlantic’s net loss was partially offset by lower non-interest expenses related primarily to management’s expense reduction initiatives. The substantial decline in net interest income reflects management’s decision to reduce asset balances and wholesale borrowings in order to improve BankAtlantic’s liquidity position and regulatory capital ratios. As a consequence, BankAtlantic’s average earnings assets declined by $639.8 million for the three months ended June 30, 2009 compared to the same 2008 period. The decline in revenues from service charges mainly reflects lower customer overdraft fees recognized during 2009 compared to 2008 due primarily to an increase in customer average deposit balances and fewer transaction accounts generating fees during the 2009 quarter compared to the 2008 quarter. BankAtlantic recognized income tax benefits in the 2008 quarter associated with its net loss while during the 2009 quarter, BankAtlantic increased its deferred tax valuation allowance for the income tax benefits associated with that quarter’s net loss. BankAtlantic incurred significantly lower non-interest expenses during the 2009 quarter compared to the same 2008 period. In response to adverse economic conditions, BankAtlantic, during 2008 and the first six months of 2009, reduced expenses with a view towards increasing operating efficiencies. These operating expense initiatives included workforce reductions, consolidation of certain back-office facilities, sale of five central Florida stores, renegotiation of vendor contracts, outsourcing of certain back-office functions and other targeted expense reduction efforts. These expense reductions were partially offset by higher FDIC insurance premiums, including a $2.4 million FDIC special assessment in June 2009. BankAtlantic’s provision for loan losses was $36.0 million for the 2009 quarter compared to $37.8 million for the 2008 quarter. The provision during 2009 primarily related to charge-offs and loan loss reserves associated with our consumer, residential and commercial real estate loan portfolios. The 2008 provision mainly resulted from reserves and charge-offs associated with our commercial residential loan portfolio.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The increase in the Parent Company’s net loss during the 2009 quarter compared to the same 2008 quarter primarily resulted from an $8.4 million decline in securities activities, net and a $2.7 million decrease in income tax benefits partially offset by a $1.9 million decline in the provision for loan losses and a $0.5 million reduction in net interest expenses. The lower net interest expense reflects a decline in interest expense on junior subordinated debentures associated with a significant decline in the three-month LIBOR interest rate from June 2008 to June 2009. The lower revenues from securities activities, net reflect $8.2 million of realized and unrealized gains on Stifel securities partially offset by $1.1 million of securities impairments for the 2008 quarter compared to a net loss from securities activities during the 2009 quarter of $1.4 million from equity securities impairments. The Parent Company recognized a $2.7 million income tax benefit in the 2008 quarter while no income tax benefit was recognized during the 2009 quarter due to an increase in the deferred tax valuation allowance. The $1.9 million improvement in the provision for loan losses reflects lower charge-offs associated with non-performing loans transferred from BankAtlantic to an asset work-out subsidiary of the Parent Company in March 2008.

	For the Six Months Ended June 30,
	2009	2008	Change
BankAtlantic	$(64,767)	(31,040)	(33,727)
Parent Company	(20,200)	(12,887)	(7,313)

Net loss	$(84,967)	(43,927)	(41,040)

For the Six Months Ended June 30, 2009 Compared to the Same 2008 Period:
     The increase in BankAtlantic’s net loss during the 2009 period compared to the same 2008 period primarily resulted from a $16.1 million decline in net interest income, $10.5 million of lower revenues from service charges on deposits and a $20.4 million reduction in income tax benefits. The increase in BankAtlantic’s net loss was partially offset by higher securities gains and lower non-interest expenses.
     The increase in the Parent Company’s net loss primarily resulted from the same items discussed above for the three months ended June 30, 2009 compared to the same 2008 period.
BankAtlantic Results of Operations
     Net interest income

	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	June 30, 2009			June 30, 2008
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
(dollars in thousands)
Total loans	$4,226,918	47,585	4.50	$4,470,868	61,466	5.50
Investments	702,931	9,405	5.35	1,098,822	16,615	6.05

Total interest earning assets	4,929,849	56,990	4.62%	5,569,690	78,081	5.61%

Goodwill and core deposit intangibles	16,618			75,401
Other non-interest earning assets	324,435			433,038

Total Assets	$5,270,902			$6,078,129

Deposits:
Savings	$451,122	390	0.35%	$552,094	1,284	0.94%
NOW	1,159,531	1,812	0.63	941,964	1,898	0.81
Money market	412,065	674	0.66	617,013	2,427	1.58
Certificates of deposit	1,256,299	8,651	2.76	917,133	8,899	3.90

Total interest bearing deposits	3,279,017	11,527	1.41	3,028,204	14,508	1.93

Short-term borrowed funds	65,604	27	0.17	166,031	788	1.91
Advances from FHLB	625,254	5,082	3.26	1,389,835	12,433	3.60
Long-term debt	22,779	276	4.86	26,274	429	6.57

Total interest bearing liabilities	3,992,654	16,912	1.70	4,610,344	28,158	2.46
Demand deposits	810,031			878,906
Non-interest bearing other liabilities	62,835			45,770

Total Liabilities	4,865,520			5,535,020
Stockholder’s equity	405,382			543,109

Total liabilities and stockholder’s equity	$5,270,902			$6,078,129

Net interest income/ net interest spread		$40,078	2.92%		$49,923	3.15%

Margin
Interest income/interest earning assets			4.62%			5.61%
Interest expense/interest earning assets			1.38			2.03

Net interest margin			3.24%			3.58%

BankAtlantic Bancorp, Inc. and Subsidiaries
For the Three Months Ended June 30, 2009 Compared to the Same 2008 Period:
     The decrease in net interest income primarily resulted from a significant reduction in earning assets as well as a decline in the net interest margin. Interest income on earning assets declined $21.1 million in the 2009 quarter as compared to the 2008 quarter. The decline was primarily due to lower average earning assets, the impact that lower interest rates during 2009 had on our loan portfolio average yields and the impact of increased non-performing assets. The decline in investment yields resulted primarily from the suspension by the FHLB of its stock dividend during the third quarter of 2008 and the sale of mortgage-backed securities that had higher yields than the existing portfolio. The decline in average earning assets reflects a management decision to slow the origination and purchase of loans and to sell agency securities in an effort to enhance liquidity and improve regulatory capital ratios.
     Interest expense on interest bearing liabilities declined by $11.2 million during the 2009 quarter compared to the 2008 quarter. The decline was primarily due to a significant decline in wholesale borrowings, lower interest rates and a change in the mix of liabilities from higher cost FHLB advance borrowings to lower cost deposits.
     The net interest margin declined as yields on average interest earning assets declined faster than the interest rates on average interest-bearing liabilities. The interest earning asset yield declines were primarily due to lower interest rates during the current period and changes in the earning asset portfolio mix from higher yielding residential loans and residential mortgage backed securities to lower yielding commercial and consumer loans. During the six months ended June 30, 2009, interest rates on residential mortgage loans were at historical lows which resulted in increased residential loan refinancings and the associated early repayments of existing residential loans during the period. Additionally, BankAtlantic sold $190.6 million of mortgage backed securities during the six months ended June 30, 2009. As a consequence, the ratio of residential loans and residential mortgage-backed securities to total earning assets changed from 57.2% residential loans and residential mortgage-backed securities for the 2008 quarter to 51.2% for the 2009 quarter. The lower interest rate environment during the 2009 quarter had a significant impact on commercial, small business and consumer loan yields, as a majority of these loans have adjustable interest rates indexed to prime or LIBOR. The prime interest rate declined from 5.25% at March 31, 2008 to 3.25% at June 30, 2009, and the average three-month LIBOR rate declined from 2.78% at June 30, 2008 to 0.60% at June 30, 2009. Yields on earning assets were also adversely affected by the discontinuation of FHLB stock dividends. BankAtlantic received $1.1 million of FHLB stock dividends during the three months ended June 30, 2008, but received no dividends during the same 2009 period.
     The lower interest rates on interest bearing liabilities reflects the lower interest rate environment generally during 2009 compared to 2008 and a change in BankAtlantic’s funding mix from higher rate FHLB advances to lower rate deposits.
     The decline in interest bearing deposit rates was partially offset by a shift in deposit mix to a greater proportion of higher cost deposits. The increase in certificate accounts reflects higher average brokered deposit account balances. Deposits which BankAtlantic receives in connection with its participation in the CDARS program from other participating CDARS institutions are included in BankAtlantic’s financial statements as brokered deposits. Average brokered deposits increased from $43.3 million for the three months ended June 30, 2008 to $232.5 million during the same 2009 period, representing 5.51% of total deposits as of June 30, 2009.
     The decline in average non-interest bearing demand deposit accounts reflects the competitive banking environment in Florida and the migration of demand deposit accounts to interest-bearing NOW and certificate of deposit accounts.

BankAtlantic Bancorp, Inc. and Subsidiaries

	Average Balance Sheet - Yield / Rate Analysis
	For the Six Months Ended
	June 30, 2009			June 30, 2008
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Total loans	$4,291,012	97,191	4.53	$4,554,307	129,602	5.69
Investments	818,790	22,208	5.42	1,065,268	31,837	5.98

Total interest earning assets	5,109,802	119,399	4.67%	5,619,575	161,439	5.75

Goodwill and core deposit intangibles	21,269			75,560
Other non-interest earning assets	340,386			424,767

Total Assets	$5,471,457			$6,119,902

Deposits:
Savings	$446,227	890	0.40%	$559,271	3,302	1.19
NOW	1,103,634	3,226	0.59	934,173	4,581	0.99
Money market	416,947	1,447	0.70	613,038	5,585	1.83
Certificates of deposit	1,278,057	18,951	2.99	954,605	19,633	4.14

Total deposits	3,244,865	24,514	1.52	3,061,087	33,101	2.17

Short-term borrowed funds	171,319	208	0.24	167,386	2,113	2.54
Advances from FHLB	763,398	12,246	3.23	1,406,790	27,379	3.91
Long-term debt	22,799	584	5.17	26,365	918	7.00

Total interest bearing liabilities	4,202,381	37,552	1.80	4,661,628	63,511	2.74
Demand deposits	793,098			866,834
Non-interest bearing other liabilities	62,184			47,298

Total Liabilities	5,057,663			5,575,760
Stockholder’s equity	413,794			544,142

Total liabilities and stockholder’s equity	$5,471,457			$6,119,902

Net interest income/net interest spread		$81,847	2.87%		$97,928	3.01

Margin
Interest income/interest earning assets			4.67%			5.75
Interest expense/interest earning assets			1.48			2.27

Net interest margin			3.19%			3.48

For the Six Months Ended June 30, 2009 Compared to the Same 2008 Period:
     The decrease in net interest income primarily resulted from a significant reduction in earning assets as well as a decline in the net interest margin. Interest income on earning assets declined $42.0 million in the 2009 period compared to the same 2008 period while interest expense on interest bearing liabilities declined by $26.0 million during the 2009 period compared to the same 2008 period. The decline in net interest income and the net interest margin for the six months period resulted primarily from the same items discussed above for the three months ended June 30, 2009 compared to the same 2008 period and secondarily from a $228.3 million increase in non-performing assets from June 30, 2008 to June 30, 2009.

BankAtlantic Bancorp, Inc. and Subsidiaries
Asset Quality
     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans (contractually past due 90 days or more, performing impaired loans or troubled debt restructured loans) were (in thousands):

	June 30,	December 31,
	2009	2008
NONPERFORMING ASSETS
Nonaccrual:
Tax certificates	$3,091	1,441
Loans (3)	295,448	208,088

Total nonaccrual	298,539	209,529

Repossessed assets:
Real estate owned	30,213	19,045
Other repossessed assets	23	—

Total nonperforming assets, net	$328,775	228,574

Allowances
Allowance for loan losses	$156,821	125,572
Allowance for tax certificate losses	7,508	6,064

Total allowances	$164,329	131,636

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more (1)	$12,654	15,721
Performing impaired loans (2)	83,612	—
Troubled debt restructured loans	63,057	25,843

TOTAL POTENTIAL PROBLEM LOANS	$159,323	41,564

(1)	The majority of these loans have matured and the borrowers continue to make payments under the matured agreements.

(2)	BankAtlantic believes that it will ultimately collect all of the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.

(3)	Includes $44.8 million and $0 of troubled debt restructured loans as of June 30, 2009 and December 31, 2008, respectively.
     During the six months ended June 30, 2009, real estate values in markets where our collateral is located continued to decline and economic conditions deteriorated further. In June 2009, Florida’s unemployment rate hit a 33 year high at 10.6% and the national unemployment rate rose to 9.5%. The recession and high unemployment is adversely affecting commercial non-residential real estate markets as consumers and businesses reduce spending which in turn may cause delinquencies on loans collateralized by shopping centers, hotels and offices to significantly increase nationwide. Additionally, the rising national unemployment has resulted in higher delinquencies and foreclosures on jumbo residential real estate loans during 2009. These adverse economic conditions continued to adversely impact the credit quality of all of BankAtlantic’s loan products resulting in higher loan delinquencies, charge-offs and classified assets. We continued to incur losses in our commercial residential real estate and consumer home equity loan portfolios. We also began experiencing higher losses in our commercial non-residential, residential and small business loan portfolios as the deteriorating economic environment has adversely impacted borrowers under these loans. We believe that if real estate and general economic conditions and unemployment trends in Florida do not improve, the credit quality of our loan portfolio will continue to deteriorate and additional provisions for loan losses may be required in subsequent periods. Additionally, if jumbo residential loan delinquencies and foreclosures continue to increase nationwide, we may incur additional provisions for residential loan losses.
     Non-performing assets were substantially higher at June 30, 2009 compared to December 31, 2008 primarily resulting from higher non-performing loans and real estate owned balances.
     The increase in non-accrual tax certificates and the higher allowance for tax certificate losses primarily resulted from certain out of state tax certificates purchased in real estate markets that have deteriorated since the purchase date. Management believes that these adverse economic conditions in distressed areas resulted in higher tax certificate non-performing assets and charge-offs than historical trends.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The higher non-performing loans primarily resulted from a $48.0 million and a $30.0 million increase in non-accrual commercial and residential loans, respectively. Commercial residential loans continue to constitute the majority of non-performing loans; however, BankAtlantic is experiencing unfavorable delinquency trends in commercial loans collateralized by commercial land and retail income producing properties and may experience higher non-performing loans in these loan categories in subsequent periods. We believe that the substantial increase in residential non-accrual loans primarily reflects the significant increase in the national unemployment rate during 2009 and the general deterioration in the national economy and in the residential real estate market as home prices throughout the country continued to decline. Additionally, BankAtlantic’s small business and consumer non-accrual loan balances increased by $5.1 million and $4.3 million, respectively.
     The increase in real estate owned primarily resulted from two commercial non-residential loan foreclosures and an increase in residential real estate loan foreclosures associated with the residential and home equity loan portfolios.
     In response to current market conditions, BankAtlantic has developed loan modification programs for certain borrowers experiencing financial difficulties. During the six months ended June 30, 2009, BankAtlantic modified the terms of various commercial, small business, residential and home equity loans. Generally, the concessions made to borrowers experiencing financial difficulties were the reduction of the loan’s contractual interest rate, converting amortizing loans to interest only payments or the deferral of interest payments to the maturity date of the loan. BankAtlantic believes that granting these concessions should improve the performance and value of these loans. However, management can give no assurance that the modification of loans in a troubled debt restructuring will result in increased collections from the borrower.
     BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of June 30, 2009		As of December 31, 2008
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$33,811	45,399	—	25,843
Small business	4,159	5,708	—	—
Consumer	668	9,989	—	—
Residential	6,137	1,961	—	—

Total	$44,775	63,057	—	25,843

     The increase in the allowance for loan losses at June 30, 2009 compared to December 31, 2008 primarily resulted from an increase in reserves for consumer and residential loans of $10.0 million and $16.4 million, respectively, reflecting the unfavorable delinquency trends and continued deterioration of key economic indicators during the six months ended June 30, 2009 as discussed above.
     Included in the allowance for loan losses as of June 30, 2009 and December 31, 2008 were specific reserves by loan type as follows (in thousands):

	June 30,	December 31,
	2009	2008
Commercial	$32,252	29,208
Small business	435	300
Consumer	2,551	—
Residential	8,088	—

Total	$43,326	29,508

     Residential real estate and real estate secured consumer loans that are 120 days past due are written down to estimated collateral value less cost to sell. As a consequence of longer than historical time-frames to foreclose and sell residential real estate and the rapid decline in residential real estate values where our collateral is located, BankAtlantic began performing quarterly impairment evaluations on residential real estate and real estate secured consumer loans that were written down in prior periods to determine whether specific reserves were necessary for further estimated market value declines. BankAtlantic also may establish specific reserves on loans that are individually evaluated for impairment (generally commercial and small business loans).

BankAtlantic Bancorp, Inc. and Subsidiaries
     The activity in BankAtlantic’s allowance for loan losses was as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$146,639	83,396	125,572	94,020

Charge-offs
Residential	(3,923)	(1,027)	(8,511)	(1,651)
Commercial	(10,530)	(14,501)	(16,095)	(55,092)
Commercial business	(516)	—	(516)	—
Consumer	(9,118)	(7,225)	(19,439)	(12,061)
Small business	(2,347)	(464)	(5,118)	(1,660)

Total Charge-offs	(26,434)	(23,217)	(49,679)	(70,464)
Recoveries of loans previously charged-off	661	444	1,453	619

Net (charge-offs)	(25,773)	(22,773)	(48,226)	(69,845)
Transfer of specific reserves to Parent Company	—	—	—	(6,440)
Provision for loan losses	35,955	37,801	79,475	80,689

Balance, end of period	$156,821	98,424	156,821	98,424

     The increase in charge-offs on consumer home equity and residential loans during the three and six months ended June 30, 2009 compared to the same 2008 periods was primarily due to the significant increase in unemployment rates and declining real estate values. These adverse economic conditions have affected our borrowers’ ability to perform under their loan agreements. The increase in small business charge-offs during the three and six months ended June 30, 2009 compared to the same 2008 periods, reflects, we believe, the deteriorating financial condition of our borrowers’ businesses caused, in part, by the effect the current recession has had on consumer spending and the construction industry. The reduction in commercial loan charge-offs during the periods reflects lower charge-offs on builder land bank loans, land acquisition and development loans and land acquisition and construction loans during the 2009 periods compared to the same 2008 periods.
BankAtlantic’s Non-Interest Income

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2009	2008	Change	2009	2008	Change
Service charges on deposits	$19,347	24,466	(5,119)	38,032	48,480	(10,448)
Other service charges and fees	8,059	7,121	938	15,084	14,554	530
Securities activities, net	2,067	1,960	107	6,387	2,301	4,086
Income from unconsolidated subsidiaries	103	147	(44)	181	1,260	(1,079)
Other	3,200	3,034	166	5,957	5,686	271

Non-interest income	$32,776	36,728	(3,952)	65,641	72,281	(6,640)

     The lower revenues from service charges on deposits during the three and six months ended June 30, 2009 compared to the same 2008 periods primarily resulted from lower overdraft fee income. This decline in overdraft fee income reflects a decline in the total number of accounts that generate fees and a decrease in the frequency of overdrafts per deposit account, which we believe is the result of the focus on growth in accounts of higher balance business and retail customers. Management believes that the frequency of overdrafts per deposit account will continue to decline during 2009; however, this decline may be partially offset by a 9% increase in the fees for overdraft transactions effective March 1, 2009. The increase in overdraft fees reflects increased costs of processing and collecting overdrafts, and we believe are in line with local competition.
     The higher other service charges and fees during the three months ended June 30, 2009 compared to the same 2008 period was primarily due to lower losses from check card operations and higher incentive fees received from our third party vendor. The increase in other service charges and fees during the six months ended June 30, 2009 compared to the same 2008 period was primarily due to the items discussed above partially offset by a decline in debit card interchange income based, we believe, on decreased spending by our customers during the three months ended March 31, 2009. The interchange transaction volume remained unchanged for the three months ended June 30, 2009 compared to the same 2008 period.

BankAtlantic Bancorp, Inc. and Subsidiaries
     During the three and six months ended June 30, 2009, BankAtlantic sold $41.5 million and $190.6 million of agency securities available for sale for a $2.0 million and $6.3 million gain, respectively. The net proceeds of $197.0 million from the sales were used to pay down FHLB advance borrowings.
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
     Income from unconsolidated subsidiaries during the three and six months ended June 30, 2009 represents equity earnings from a joint venture that engages in accounts receivable factoring. Income from unconsolidated subsidiaries for the six months ended June 30, 2008 includes $1.0 million of equity earnings from a joint venture that was liquidated in January 2008 and equity earnings from the receivable factoring joint venture. BankAtlantic liquidated all of its investments in income producing real estate joint ventures during 2008.
     The increase in other non-interest income for the three and six months ended June 30, 2009 compared to the same 2008 periods was primarily the result of higher commissions earned on the sale of investment products to our customers. This increase in other non-interest income was partially offset by a decline in fee income from the outsourcing of our check clearing operation as lower short-term interest rates reduced our earnings credit on outstanding checks.
BankAtlantic’s Non-Interest Expense

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2009	2008	Change	2009	2008	Change
Employee compensation and benefits	$24,985	32,118	(7,133)	53,063	66,361	(13,298)
Occupancy and equipment	14,842	16,171	(1,329)	29,752	32,554	(2,802)
Advertising and business promotion	1,846	3,564	(1,718)	4,627	8,425	(3,798)
Check losses	991	2,101	(1,110)	1,835	4,819	(2,984)
Professional fees	2,336	2,004	332	5,280	4,264	1,016
Supplies and postage	991	1,281	(290)	1,991	2,284	(293)
Telecommunication	580	1,326	(746)	1,274	2,822	(1,548)
Cost associated with debt redemption	1,441	1	1,440	2,032	2	2,030
Restructuring charges and exit activities	1,406	5,762	(4,356)	3,280	5,597	(2,317)
Provision for tax certificates	1,414	924	490	2,900	807	2,093
Impairment of real estate owned	411	190	221	623	240	383
Impairment of goodwill	—	—	—	9,124	—	9,124
FDIC special assessment	2,428	—	2,428	2,428	—	2,428
Other	7,406	6,895	511	14,571	12,788	1,783

Total non-interest expense	$61,077	72,337	(11,260)	132,780	140,963	(8,183)

     The substantial decline in employee compensation and benefits during the three and six months ended June 30, 2009 compared to the same 2008 periods resulted primarily from a decline in the workforce, including workforce reductions in March 2009 and April 2008. In April 2008, BankAtlantic’s workforce was reduced by 124 associates or 6%, and in March 2009, BankAtlantic’s work force was further reduced by 130 associates, or 7%. As a consequence of these workforce reductions and attrition, the number of full-time equivalent employees declined from 2,385 at December 31, 2007 to 1,554 at June 30, 2009. The decline in the workforce resulted in lower employee benefits, payroll taxes, recruitment advertising and incentive bonuses for the 2009 periods compared to 2008. Despite the reductions in staff and other expenses, BankAtlantic continues to operate approximately 65% of its stores seven-days a week in support of its ongoing focus on customer service.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The decline in occupancy and equipment during the three and six months ended June 30, 2009 compared to the same 2008 periods primarily resulted from the consolidation of back-office facilities and the sale of five central Florida branches to an unrelated financial institution during 2008. As a consequence of the branch sale and the reduction in back-office facilities, rent expense declined by $0.3 million, depreciation expense by $0.7 million and maintenance costs by $0.5 million for the three months ended June 30, 2009 compared to the same 2008 period, respectively. Likewise, during the six months ended June 30, 2009 compared to the same 2008 period back-office facilities rent expense declined by $1.0 million, depreciation expense by $1.1 million and maintenance costs by $0.9 million
     In response to market conditions for financial institutions, management decided to substantially reduce its advertising expenditures during the three and six months ended June 30, 2009 compared to the same 2008 periods.
     The lower check losses for the three and six months ended June 30, 2009 compared to the same 2008 periods were primarily related to more stringent overdraft policies implemented during 2008 as well as lower volume of new account growth.
     The increase in professional fees during the three and six months ended June 30, 2009 compared to the same 2008 periods reflects higher legal fees mainly associated with loan modifications, commercial loan work-outs, and tax certificate activities litigation.
     The lower telecommunications costs during the three and six months ended June 30, 2009 compared to the same 2008 periods primarily resulted from switching to a new vendor on more favorable terms.
     The costs associated with debt redemptions were the result of prepayment penalties incurred upon the prepayment of $276.4 million and $526.0 million, respectively, of FHLB advances during the three and six months ended June 30, 2009.
     The restructuring charge for the three months ended June 30, 2009 reflects additional impairment charges for real estate held for sale that was originally acquired for store expansion. The restructuring charge for the six months ended June 30, 2009 included one-time termination costs incurred as a result of the workforce reduction discussed above.
     During the three months ended June 30, 2008, BankAtlantic terminated a lease as part of the consolidation of its back office facilities, reduced its work force as discussed above and completed the sale of five Central Florida stores. These actions resulted in restructuring charges, impairments and exit activities for the 2008 second quarter of $1.5 million associated with lease termination costs and fixed asset impairments, $2.1 million of employee termination benefits and a $0.5 million loss on the sale of five Central Florida stores. In addition to the above charges during the three months ended June 30, 2008, BankAtlantic incurred $1.9 million of impairments associated with real estate held for sale that was originally acquired for store expansion.
     The significant increase in the provision for tax certificates losses during the three and six months ended June 30, 2009 compared to the same 2008 periods reflects higher charge-offs and increases in tax certificate reserves for certain out-of state certificates acquired in distressed markets.
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
     In October 2008, the FDIC adopted a restoration plan to restore its insurance fund to a predefined level. In June 2009, the FDIC imposed a special assessment on all depository institutions of five basis points on adjusted total assets. BankAtlantic’s portion of the FDIC depository institution special assessment was estimated at $2.4 million.
     The increase in other non-interest expense for the three and six months ended June 30, 2009 compared to the same 2008 periods related to higher deposit insurance premiums and increased property maintenance costs associated with real estate owned and non-performing loans. These higher other expenses were partially offset by lower general operating expenses directly related to management’s expense reduction initiatives.

BankAtlantic Bancorp, Inc. and Subsidiaries
Parent Company Results of Operations

	For the Three Months			For the Six Months
(in thousands)	Ended June 30,			Ended June 30,
	2009	2008	Change	2009	2008	Change
Net interest expense	$(3,807)	(4,324)	517	(7,828)	(9,698)	1,870
Provision for loan losses	(7,539)	(9,446)	1,907	(8,296)	(9,446)	1,150

Net interest expense after provision for loan losses	(11,346)	(13,770)	2,424	(16,124)	(19,144)	3,020
Non-interest income	(973)	7,414	(8,387)	(513)	2,768	(3,281)
Non-interest expense	1,859	1,666	193	3,563	3,341	222

Loss before income taxes	(14,178)	(8,022)	(6,156)	(20,200)	(19,717)	(483)
Income tax benefit	—	(2,718)	2,718	—	(6,830)	6,830

Parent company loss	$(14,178)	(5,304)	(8,874)	(20,200)	(12,887)	(7,313)

     The decline in net interest expense during the three and six month periods ended June 30, 2009 compared to the same 2008 periods primarily resulted from lower average interest rates during the 2009 periods. Average rates on junior subordinated debentures decreased from 6.55% and 7.24% during the three and six months ended June 30, 2008 to 5.39% and 5.49% during the same 2009 periods reflecting lower LIBOR interest rates during the 2009 periods compared to the 2008 periods. The average balances on junior subordinated debentures during the three and six months ended June 30, 2009 were $298.2 million and $296.3 million compared to $294.2 million and $294.2 million, respectively, during the same periods during 2008. Also included in net interest expense during the three and six months ended June 30, 2009 was $162,000 and $234,000, respectively, of interest income on two performing loans aggregating $3.4 million. Interest income on loans for the three and six months ended June 30, 2008 was $117,000 each period.
     The decline in non-interest income during the three and six months ended June 30, 2009 was primarily the result of securities activities. During the three months ended June 30, 2009, the Parent Company recognized a $1.4 million other than temporary decline in value of an investment in an unrelated financial institution. During the six months ended June 30, 2009, the Parent Company sold 250,233 shares of Stifel common stock received in connection with the contingent earn-out payment from the sale of Ryan Beck for a $120,000 gain. During the three and six months ended June 30, 2008, the Parent Company realized a $3.7 million gain and $1.0 million loss on the sale of Stifel common stock and recognized $4.5 million and $2.6 million of unrealized gains, respectively, from the change in value of Stifel warrants. The Parent Company also recognized during the six months ended June 30, 2008 a $1.1 million other than temporary impairment on a private equity investment and realized $1.3 million of gains from the sale of private investment securities.
     Non-interest expenses for the three and six months ended June 30, 2009 and 2008 consisted primarily of executive compensation, investor relation costs and professional fees. The decline in non-interest expenses during 2009 compared to 2008 mainly resulted from lower incentive compensation for 2009 compared to 2008.

BankAtlantic Bancorp, Inc. and Subsidiaries
     In March 2008, BankAtlantic transferred non-performing loans to a work-out subsidiary of the Parent Company. The composition of these loans as of June 30, 2009 and December 31, 2008 was as follows (in thousands):

	June 30,	December 31,
	2009	2008
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$17,471	22,019
Land acquisition and development	16,685	16,759
Land acquisition, development and construction	24,795	29,163

Total commercial residential real estate	58,951	67,941
Commercial non-residential real estate	5,607	11,386

Total non-accrual loans	64,558	79,327
Allowance for loan losses — specific reserves	(15,399)	(11,685)

Non-accrual loans, net	49,159	67,642
Performing commercial non-residential loans	3,352	2,259

Loans receivable, net	$52,511	69,901

     During the six months ended June 30, 2009, the Parent Company’s work-out subsidiary received $5.0 million from loan payments and the sale of a foreclosed property, transferred a $1.0 million loan from non-accrual to performing and foreclosed on two properties aggregating $4.1 million.
     The activity in the Parent Company’s allowance for loan losses was as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Balance, beginning of period	$11,758	6,440	11,685	—
Loans charged-off	(3,898)	(8,184)	(4,582)	(8,184)
Recoveries of loans previously charged-off	—	—	—	—

Net (charge-offs)	(3,898)	(8,184)	(4,582)	(8,184)
Reserves transferred from BankAtlantic	—	—	—	6,440
Provision for loan losses	7,539	9,446	8,296	9,446

Balance, end of period	$15,399	7,702	15,399	7,702

     During the three months ended June 30, 2009, the Parent Company’s work-out subsidiary foreclosed on two loans charging the loans down $3.9 million to the loans’ collateral fair value less cost to sell. Additionally, during the three months ended June 30, 2009 the Parent Company’s work-out subsidiary specific valuation allowance was increased $3.7 million associated with a decline in collateral values on non-performing loans. During the six months ended June 30, 2009, the Parent Company foreclosed on three loans charging the loans down $4.6 million.
     During the three and six months ended June 30, 2008, the Parent Company charged-off $8.2 million on non-performing loans and recognized $1.3 million of specific reserves.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic Bancorp, Inc. Consolidated Financial Condition
     The Company reduced its total assets with a view to improving its regulatory capital ratios. Total assets were decreased by selling securities available for sale, significantly reducing loan purchases and originations as well as substantially reducing the acquisition of tax certificates. The proceeds from payments on earning assets and securities sales were used to pay down borrowings.
     Total assets at June 30, 2009 were $5.3 billion compared to $5.8 billion at December 31, 2008. The changes in components of total assets from December 31, 2008 to June 30, 2009 are summarized below:
•	Increase in cash and cash equivalents primarily reflecting $107.3 million of higher cash balances at the Federal Reserve Bank associated with daily cash management activities;

•	Decrease in securities available for sale reflecting the sale of $190.6 million of mortgage-backed securities as well as repayments associated with higher residential mortgage refinancings in response to low historical residential mortgage interest rates during the period;

•	Decrease in tax certificate balances primarily due to redemptions and decreased tax certificate acquisitions compared to prior periods;

•	Decline in FHLB stock related to lower FHLB advance borrowings;

•	Higher residential loans held for sale primarily resulting from increased originations associated with residential mortgage refinancings;

•	Decrease in loan receivable balances associated with repayments of residential loans in the normal course of business combined with a significant decline in loan purchases and originations ;

•	Decrease in accrued interest receivable primarily resulting from lower loan balances and a significant decline in interest rates;

•	Increase in real estate owned associated with commercial real estate and residential loan foreclosures; and

•	Decrease in goodwill associated with the impairment of $9.1 million of goodwill.
     The Company’s total liabilities at June 30, 2009 were $5.1 billion compared to $5.6 billion at December 31, 2008. The changes in components of total liabilities from December 31, 2008 to June 30, 2009 are summarized below:
•	Increased interest bearing deposit account balances associated with sales efforts and promotions of higher-yielding interest-bearing checking accounts partially offset by lower time deposits;

•	Higher non-interest-bearing deposit balances primarily due to increased customer balances in checking accounts;

•	Lower FHLB advances and short term borrowings due to repayments using proceeds from the sales of securities, loan repayments and increases in deposit account balances; and

•	Increase in junior subordinated debentures due to interest deferrals.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     The Company’s principal source of liquidity is its cash, investments and funds obtained from its wholly-owned work-out subsidiary. The Company also may obtain funds through dividends from its other subsidiaries, issuance of equity and debt securities, and liquidation of its investments, although no dividends from BankAtlantic are anticipated or contemplated in the foreseeable future. The Company may use its funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, invest in equity securities and other investments, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. The Company’s estimated annual interest expense associated with its junior subordinated debentures is approximately $14.0 million. In order to preserve liquidity in the current difficult economic environment, the Company elected in February 2009 to defer interest payments on all of its outstanding junior subordinated debentures and to cease paying dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009 and regularly scheduled quarterly interest payments aggregating $7.2 million that would otherwise have been paid during the six months ended June 30, 2009 were deferred. The Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing, appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Company may end the deferral by paying all accrued and unpaid interest. The Company anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future.

BankAtlantic Bancorp, Inc. and Subsidiaries
     During the year ended December 31, 2008, the Company received $15.0 million of dividends from BankAtlantic. The Company does not anticipate receiving dividends from BankAtlantic during the year ended December 31, 2009 until economic conditions and the performance of BankAtlantic assets improve. The ability of BankAtlantic to pay dividends or make other distributions to the Company is subject to regulations and prior approval of the Office of Thrift Supervision (“OTS”). The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, and there is no assurance that the OTS would approve future applications for capital distributions from BankAtlantic.
     The Company’s anticipated liquidity focus during the latter half of 2009 is on providing capital to BankAtlantic, if needed, managing the cash requirements of its asset work-out subsidiary, and funding its operating expenses. The Company is required to provide BankAtlantic with managerial assistance and capital as the OTS may determine necessary under applicable regulations and supervisory standards. During the six months ended June 30, 2009, the Company contributed $30.0 million of capital to BankAtlantic.
     On August 10, 2009, the Company announced that it intends to pursue a rights offering for up to $100 million of its Class A Common Stock. A record date of August 24, 2009 has been set for the proposed rights offering. Upon commencement of the proposed rights offering, BankAtlantic Bancorp will distribute non-transferable subscription rights to purchase shares of its Class A Common Stock to each holder of its Class A Common Stock and Class B Common Stock as of the close of business on the record date. The amount of subscription rights to be distributed in the rights offering will be determined based on the total number of all outstanding shares of BankAtlantic Bancorp’s Common Stock on the record date. The subscription price, which is anticipated to be at a discount to the market price, will be determined on a date closer to the record date. BankAtlantic Bancorp previously filed a shelf registration statement including a prospectus with the SEC dated April 25, 2008, which was declared effective by the SEC on July 8, 2008. This shelf registration statement will be used in connection with the proposed rights offering. The rights offering will be made only by means of a prospectus supplement to be distributed to record date shareholders as soon as possible after the record date.
     In addition to the announced rights offering, the Company may also consider pursuing the issuance of additional securities, which could include Class A common stock, debt, preferred stock, warrants or any combination thereof. Any such financing could be obtained through public or private offerings, in privately negotiated transactions or otherwise. Additionally, we could pursue these financings at the Parent Company level or directly at BankAtlantic or both. The announced rights offering and any other financing involving the issuance of our Class A common stock or securities convertible or exercisable for our Class A common stock could be highly dilutive for our existing shareholders. There is no assurance that any such financing will be available to us on favorable terms or at all.
     The sale of Ryan Beck to Stifel closed on February 28, 2007, and the sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on certain Ryan Beck revenues during the two-year period immediately following the closing, which ended on February 28, 2009. The Company received $8.6 million in earn-out payments paid in 250,233 shares of Stifel common stock in March 2009. The Stifel stock was sold for net proceeds of $8.7 million.
     Pursuant to the terms of the Ryan Beck merger, the Company agreed to indemnify Stifel against certain losses arising out of activities of Ryan Beck prior to its sale. Stifel indicated that it believes it is entitled to indemnification payments under the agreement. Based on information provided by Stifel to date, management does not believe that it is obligated to indemnify Stifel under the terms of the merger agreement.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company has the following cash and investments that it believes provide a source for potential liquidity based on values at June 30, 2009.

	As of June 30, 2009
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value
Cash and cash equivalents	$16,122	—	—	16,122
Securities available for sale	219	—	5	214
Private investment securities	2,036	979	—	3,015

Total	$18,377	979	5	19,351

     The non-performing loans transferred to the wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary. The balance of these loans at June 30, 2009 was $67.9 million. During the six months ended June 30, 2009, the Parent Company received net cash flows of $5.0 million from its work-out subsidiary.
BankAtlantic Liquidity and Capital Resources
     BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit, Treasury and Federal Reserve programs. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, there is a risk that our cost of funds will increase or that the availability of funding sources may decrease.
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; Treasury and Federal Reserve lending programs; interest payments on loans and securities; capital contributions from the Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses.
     In October 2008, the FDIC announced a Liquidity Guarantee Program. Under this program, certain newly issued senior unsecured debt issued on or before October 31, 2009, would be fully protected in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. This includes promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt. Coverage would be limited to the period ending December 31, 2012, even if the maturity exceeds that date. Subject to FDIC approval, the program could provide BankAtlantic with additional liquidity as certain new borrowings may be guaranteed by the FDIC. The FDIC also announced that any participating depository institution will be able to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts and interest bearing accounts with rates at or below fifty basis points, regardless of dollar amount. This new, temporary guarantee will expire at the end of 2009. BankAtlantic “opted-in” to the additional coverage on qualifying borrowings and non-interest bearing deposits. As a result, BankAtlantic will be assessed a 75-basis point fee on new covered borrowings, and was assessed a 10-basis point surcharge for non-interest bearing deposit transaction account balances exceeding the previously insured amount.
     In October 2008, the FDIC adopted a restoration plan that increased the rates depository institutions pay for deposit insurance. Under the restoration plan, the assessment rates schedule was raised by 7 basis points for all depository institutions beginning on January 1, 2009 and the assessment rates were raised again on April 1, 2009 based on the risk rating of each financial institution. Additionally, the FDIC announced a 5 basis point special assessment as of June 30, 2009 payable in September 2009. As a consequence, BankAtlantic’s FDIC insurance premium, including the special assessment, increased from $1.0 million for the six months ended June 30, 2008 to $6.4 million during the same 2009 period.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $597.0 million and to obtain a $293 million letter of credit securing public deposits as of June 30, 2009. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $247 million at June 30, 2009. An additional source of liquidity for BankAtlantic is its securities portfolio. As of June 30, 2009, BankAtlantic had $246 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $9.2 million in fundings and at June 30, 2009, BankAtlantic had $5.6 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program. The amount that can be borrowed under this program is dependent on available collateral, and BankAtlantic had unused available borrowings of approximately $119 million as of June 30, 2009, with no amounts outstanding under this program at June 30, 2009. The above lines of credit are subject to periodic review, may be reduced or terminated at any time by the issuer institution. If the current economic trends continue to adversely affect our performance, the above borrowings may be limited, additional collateral may be required or these borrowings may not be available to us, and BankAtlantic’s liquidity could be materially adversely affected.
     BankAtlantic also has various relationships to acquire brokered deposits, and to execute repurchase agreements, which may be utilized as an alternative source of liquidity, if needed. BankAtlantic does not anticipate its brokered deposit balances to significantly increase in the foreseeable future. At June 30, 2009, BankAtlantic had $223.4 million and $25.8 million of brokered deposits and securities sold under agreements to repurchase outstanding, representing 4.3% and 0.5% of total assets, respectively. Additional repurchase agreement borrowings are subject to available collateral. Additionally, BankAtlantic had total cash on hand or with other financial institutions of $213.0 million as of June 30, 2009.
     BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions have made it more difficult for financial institutions to borrow money. We cannot predict with any degree of certainty how long these market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. There is no assurance that further deterioration in the financial markets will not result in additional market-wide liquidity problems, and affect our liquidity position. In order to improve its liquidity position, BankAtlantic reduced its borrowings by $634.1 million as of June 30, 2009 compared to December 31, 2008, by increasing its total deposits and utilizing the proceeds from the sale of securities available for sale and repayments of earning assets to pay down borrowings. Additionally, BankAtlantic anticipates continued reductions in assets and borrowings in the foreseeable future.
     BankAtlantic’s commitments to originate and purchase loans at June 30, 2009 were $88.5 million and $0, respectively, compared to $84.4 million and $6.6 million, respectively, at June 30, 2008. At June 30, 2009, total loan commitments represented approximately 2.20% of net loans receivable.
     At June 30, 2009, BankAtlantic had investments and mortgage-backed securities of approximately $33.1 million pledged against securities sold under agreements to repurchase, $6.0 million pledged against public deposits and $8.9 million pledged against treasury tax and loan accounts.
     As of June 30, 2009, BankAtlantic’s capital was in excess of all regulatory “well capitalized” levels. However, the OTS, at its discretion, can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements based on its view of the risk profile of the specific institution. If higher capital requirements are imposed, BankAtlantic could be required to raise additional capital. There is no assurance that additional capital will not be necessary, or that the Company or BankAtlantic would be successful in raising additional capital in subsequent periods. The Company’s inability to raise capital or be deemed “well capitalized” could have a material adverse impact on the Company’s financial condition and results.

BankAtlantic Bancorp, Inc. and Subsidiaries
     BankAtlantic works closely with its regulators during the course of its exams and on an ongoing basis. Communications with our regulators include, from time to time, providing information on an ad-hoc, one-time or regular basis related to areas of regulatory oversight and bank operations. As part of such communications, BankAtlantic has provided to its regulators forecasts, strategic business plans and other information relating to anticipated asset balances, asset quality, capital levels, expenses, anticipated earnings, levels of brokered deposits and liquidity, and has indicated that BankAtlantic has no plans to pay dividends to its parent. The information which BankAtlantic provides to its regulators is based on estimates and assumptions made by management at the time provided which are inherently uncertain.
     At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At June 30, 2009:
Total risk-based capital	$429,333	11.81%	8.00%	10.00%
Tier 1 risk-based capital	360,943	9.93	4.00	6.00
Tangible capital	360,943	7.01	1.50	1.50
Core capital	360,943	7.01	4.00	5.00

At December 31, 2008:
Total risk-based capital	$456,776	11.63%	8.00%	10.00%
Tier 1 risk-based capital	385,006	9.85	4.00	6.00
Tangible capital	385,006	6.94	1.50	1.50
Core capital	385,006	6.94	4.00	5.00
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2008.
Contractual Obligations and Off Balance Sheet Arrangements —as of June 30, 2009 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Time deposits	$1,230,829	1,160,960	56,398	13,471	—
Long-term debt	324,134	—	22,000	7,939	294,195
Advances from FHLB (1)	597,020	505,020	92,000	—	—
Operating lease obligations held for sublease	30,203	1,282	3,616	2,421	22,884
Operating lease obligations held for use	72,582	7,686	17,872	7,790	39,234
Pension obligation	17,340	1,269	2,995	3,229	9,847
Other obligations	12,800	—	4,800	6,400	1,600

Total contractual cash obligations	$2,284,908	1,676,217	199,681	41,250	367,760

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
     The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic are unpredictable. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the six months ended June 30, 2009. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the six months ended June 30, 2009, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act were effective as of June 30, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     On December 20, 2007, Wilmine Almonor filed a purported class action in the United States District Court for the Southern District of Florida against the Company and the above-listed officers, directors, employees and organizations. The Complaint alleges that during the purported class period of November 9, 2005 to present, the Company and the individual defendants violated the Employee Retirement Income Security Act (“ERISA”) by permitting company employees to choose to invest in the Company’s Class A common stock in light of the facts alleged in the Hubbard securities lawsuit. The Complaint seeks to assert claims for breach of fiduciary duties, the duty to provide accurate information, the duty to avoid conflicts of interest under ERISA and seeks unspecified damages. On February 18, 2009, the Plaintiff filed a Second Amended Complaint, making substantially the same allegations and asserting the same claims for relief. On July 14, 2009, the Court granted in-part Defendants’ motion to dismiss the Second Amended Complaint, dismissing the following individual Defendants from Count II: Lewis Sarrica, Susan McGregor, Patricia Lefebvre, Jeffrey Mindling and Gerry Lachnicht. On July 28, 2009, the Court denied Plaintiff’s motion for class certification. The Company believes the claims to be without merit and intends to vigorously defend the actions.
D.W. Hugo, individually and on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. BankAtlantic Bancorp, Inc., Alan B. Levan, Jarett S. Levan, Jay C. McClung, Marcia K. Snyder, Valerie Toalson, James A. White, John E. Abdo, D. Keith Cobb, Steven M. Coldren, and David A. Lieberman, Case No. 0:08-cv-61018-UU, United States District Court, Southern District of Florida
     On July 2, 2008, D.W. Hugo filed a purported class action, which was brought as a derivative action on behalf of the Company pursuant to Florida laws, in the United States District Court for the Southern District of Florida against the Company and the above listed officers and directors. The Complaint alleges that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to the Company’s Commercial Real Estate Loan Portfolio. The Complaint further alleges that the Company’s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and seeks damages on behalf of the Company. On December 2, 2008, the Circuit Court for Broward County stayed a separately filed action captioned Albert R. Feldman, Derivatively on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. Alan B. Levan, et al., Case No. 0846795 07, which attempted to assert substantially the same allegations as in the Hugo matter, but with somewhat different state law causes of action. The court granted the motion to stay the action pending further order of the court and allowing any party to move for relief from the stay, provided the moving party gives at least thirty days’ written notice to all of the non-moving parties. On July 1, 2009, the parties in the Hugo action reached a settlement, subject to approval by the Court and the required notice to the Company’s shareholders. The proposed settlement provides for an exchange of mutual releases and a dismissal with prejudice of all claims against all Defendants. There is no additional consideration, monetary or otherwise, for the settlement. On July 8, 2009, Albert R. Feldman filed a motion to intervene in the Hugo action for the limited purpose of staying the Hugo action in favor of the prosecution of his pending state court action. On July 27, 2009, Plaintiff D.W. Hugo and Defendants filed separate oppositions to the motion to intervene. The motion to intervene remains pending before the Court. The Company believes the claims to be without merit and intends to vigorously defend the actions.
Dixon v. Vesta Holdings I, LLC. et al, Fulton County Superior Court, Civil Case No. 2007 CV 143456
     The plaintiff brought this action “individually and on behalf of all others situated” against “Vesta Holdings I, LLC as Nominee for Heartwood 11, LLC” and others. Heartwood 11, LLC is a wholly owned subsidiary of BankAtlantic. The plaintiff seeks compensatory, injunctive and punitive relief based on alleged improper acquisition of property tax liens issued for unpaid taxes as well as the subsequent foreclosures and sales of the subject properties to third parties. The case is in its early stages and management is analyzing the matter.

BankAtlantic Bancorp, Inc. and Subsidiaries
Item 1A. Risk Factors.
     There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its Annual Meeting of Shareholders on May 19, 2009. At the annual meeting, the holders of the Company’s Class A and Class B common stock voting together as a single class elected three Directors to a three year term.
     The shareholders elected the Directors by the following votes:

Director	For	Withheld
John E. Abdo	17,906,565	457,623
David A. Lieberman	17,911,505	452,683
Charlie C. Winningham, II	17,731,844	611,669
     The amendment to the Company’s Restated Articles of Incorporation increasing the number of authorized shares of Class A Common Stock from 30 million shares to 125 million shares was approved by the following votes:

Votes For	Votes Against	Votes Abstaining

16,365,836	1,965,167	33,183
     The amendment to the Company’s 2005 Restricted stock and option plan was approved by the following votes:

Votes For	Votes Against	Votes Abstaining

12,846,784	1,009,208	19,257
Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BankAtlantic Bancorp, Inc. and Subsidiaries
Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BANKATLANTIC BANCORP, INC.

August 10, 2009
Date	By:	/s/ Alan B. Levan
Alan B. Levan
Chief Executive Officer/ Chairman/President

August 10, 2009
Date	By:	/s/ Valerie C. Toalson
Valerie C. Toalson
Executive Vice President, Chief Financial Officer