Form 10-Q
period 2009-09-30
BANKATLANTIC BANCORP INC
filed 2009-11-09
CIK 921768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission files number 001-13133
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES      ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	November 3, 2009
Class A Common Stock, par value $0.01 per share	48,264,842
Class B Common Stock, par value $0.01 per share	975,225

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

	September 30,	December 31,
(In thousands, except share data)	2009	2008
ASSETS
Cash and cash equivalents	$207,921	158,957
Securities available for sale (at fair value)	355,511	701,845
Investment securities at cost or amortized cost (approximate fair value: $3,768 and $2,503)	2,036	2,036
Tax certificates, net of allowance of $6,881 and $6,064	138,401	213,534
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	48,751	54,607
Residential loans held for sale	5,038	3,461
Loans receivable, net of allowance for loan losses of $184,662 and $137,257	3,840,799	4,323,190
Accrued interest receivable	33,215	41,817
Real estate held for development and sale	17,218	18,383
Real estate owned	37,075	19,045
Investments in unconsolidated subsidiaries	11,022	10,552
Office properties and equipment, net	205,248	216,978
Goodwill and other intangibles	16,139	26,244
Other assets	22,815	23,908

Total assets	$4,941,189	5,814,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Interest bearing deposits	$3,149,730	3,178,105
Non-interest bearing deposits	809,749	741,691

Total deposits	3,959,479	3,919,796

Advances from FHLB	342,016	967,028
Securities sold under agreement to repurchase	33,437	46,084
Federal funds purchased and other short term borrowings	2,759	238,339
Subordinated debentures and mortgage-backed bonds	22,738	22,864
Junior subordinated debentures	304,944	294,195
Other liabilities	86,374	82,283

Total liabilities	4,751,747	5,570,589

Commitments and contingencies (See Note 10)
Stockholders’ equity:
Class A common stock, issued and outstanding 48,245,042 and 10,258,057 shares	483	103
Class B common stock, issued and outstanding 975,225 and 975,225 shares	10	10
Additional paid-in capital	295,755	218,974
Accumulated (deficit) retained earnings	(100,970)	32,667

Total stockholders’ equity before accumulated other comprehensive loss	195,278	251,754
Accumulated other comprehensive loss	(5,836)	(7,786)

Total stockholders’ equity	189,442	243,968

Total liabilities and stockholders’ equity	$4,941,189	5,814,557

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except share and per share data)	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$45,028	60,843	142,453	190,562
Interest and dividends on securities	4,927	11,448	20,038	35,457
Interest on tax certificates	3,793	8,893	11,046	17,384

Total interest income	53,748	81,184	173,537	243,403

Interest expense:
Interest on deposits	9,420	15,552	33,934	48,653
Interest on advances from FHLB	2,494	13,401	14,740	40,780
Interest on short term borrowings	9	330	200	2,334
Interest on debentures and bonds payable	3,973	5,484	12,791	16,987

Total interest expense	15,896	34,767	61,665	108,754

Net interest income	37,852	46,417	111,872	134,649
Provision for loan losses	63,586	31,214	151,357	121,349

Net interest (loss) income after provision for loan losses	(25,734)	15,203	(39,485)	13,300

Non-interest income:
Service charges on deposits	19,767	23,924	57,799	72,404
Other service charges and fees	7,355	7,309	22,439	21,863
Securities activities, net	4,774	1,132	9,906	5,359
Other	3,711	2,831	10,094	10,085

Total non-interest income	35,607	35,196	100,238	109,711

Non-interest expense:
Employee compensation and benefits	24,876	31,679	79,617	100,015
Occupancy and equipment	14,553	15,996	44,306	48,554
Advertising and business promotion	1,549	3,430	6,360	11,987
Check losses	1,146	2,094	2,981	6,913
Professional fees	3,470	3,160	9,491	8,139
Supplies and postage	1,035	1,080	3,038	3,368
Telecommunication	353	753	1,637	3,586
Cost associated with debt redemption	5,431	—	7,463	2
Provision for tax certificates losses	(198)	2,839	2,702	3,646
Impairment of goodwill	—	—	9,124	—
Impairment of real estate held for sale	1,131	—	1,165	1,746
Impairment of real estate owned	137	1,002	760	1,242
Restructuring charges and exit activities	461	(480)	3,708	3,421
FDIC special assessment	—	—	2,428	—
Other	8,014	7,097	23,026	19,803

Total non-interest expense	61,958	68,650	197,806	212,422

Loss from continuing operations before income taxes	(52,085)	(18,251)	(137,053)	(89,411)
Provision (benefit) for income taxes	3	(7,269)	3	(34,502)

Loss from continuing operations	(52,088)	(10,982)	(137,056)	(54,909)
Discontinued operations (less applicable income tax provision of $0, $2,649, $0 and $3,252)	(500)	4,919	3,701	6,040

Net loss	$(52,588)	(6,063)	(133,355)	(48,869)

Basic loss per share
Continuing operations	$(3.45)	(0.73)	(9.08)	(3.64)
Discontinued operations	(0.03)	0.33	0.24	0.40

Basic loss per share	$(3.48)	(0.40)	(8.84)	(3.24)

Diluted loss per share
Continuing operations	$(3.45)	(0.73)	(9.08)	(3.64)
Discontinued operations	(0.03)	0.33	0.24	0.40

Diluted loss per share	$(3.48)	(0.40)	(8.84)	(3.24)

Basic weighted average number of common shares outstanding	15,096,420	15,082,493	15,093,164	15,076,980

Diluted weighted average number of common and common equivalent shares outstanding	15,096,420	15,082,493	15,093,164	15,076,980

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc.
BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2008 and 2009-Unaudited

						Accumulated
						Other
	Compre-			Additional	Retained	Compre-
	hensive		Common	Paid-in	Earnings	hensive
(In thousands)	Income		Stock	Capital	(Deficit)	Income (Loss)	Total

BALANCE, DECEMBER 31, 2007	$		113	217,140	236,150	5,918	459,321
Net loss		(48,869)	—	—	(48,869)	—	(48,869)
Net unrealized losses on securities available for sale		(11,476)	—	—	—	(11,476)	(11,476)

Comprehensive loss		$(60,345)

Dividends on Class A common stock			—	—	(771)	—	(771)
Dividends on Class B common stock			—	—	(74)	—	(74)
Issuance of Class A common stock upon exercise of stock options			—	103	—	—	103
Tax effect relating to share-based compensation			—	(42)	—	—	(42)
Share based compensation expense			—	2,041	—	—	2,041

BALANCE, SEPTEMBER 30, 2008	$		113	219,242	186,436	(5,558)	400,233

BALANCE, DECEMBER 31, 2008	$		113	218,974	32,667	(7,786)	243,968
Net loss		(133,355)	—	—	(133,355)	—	(133,355)
Net unrealized gains on securities available for sale		1,950	—	—	—	1,950	1,950

Comprehensive loss		$(131,405)

Dividends on Class A common stock			—	—	(257)	—	(257)
Dividends on Class B common stock			—	—	(25)	—	(25)
Issuance of Class A common stock			380	74,885			75,265
Share based compensation expense			—	1,896	—	—	1,896

BALANCE, SEPTEMBER 30, 2009	$		493	295,755	(100,970)	(5,836)	189,442

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Nine Months
	Ended September 30,
(In thousands)	2009	2008
Net cash provided by operating activities	$60,276	$63,098

Investing activities:
Proceeds from redemption of investment securities	—	14,365
Proceeds from redemption of tax certificates	135,527	252,946
Purchase of tax certificates	(63,730)	(363,013)
Purchase of securities available for sale	(50,947)	(254,263)
Proceeds from sales of securities available for sale	303,821	356,199
Proceeds from maturities of securities available for sale	113,743	121,040
Purchases of FHLB stock	(2,295)	(45,810)
Redemption of FHLB stock	8,151	42,661
Investments in unconsolidated subsidiaries	(766)	—
Distributions from unconsolidated subsidiaries	296	2,165
Net decrease (increase) in loans	305,467	(16,552)
Proceeds from the sale of loans receivable	5,427	10,100
Improvements to real estate owned	(1,018)	(19)
Proceeds from sales of real estate owned	3,715	2,533
Net additions to office properties and equipment	(2,544)	(6,652)
Net cash outflows from the sale of Central Florida stores	—	(4,491)

Net cash provided by investing activities	754,847	111,209

Financing activities:
Net increase (decrease) in deposits	39,683	(60,696)
Prepayment of FHLB advances	(1,159,463)	—
Net proceeds from FHLB advances	527,000	71,000
Decrease in securities sold under agreements to repurchase	(12,647)	(11,915)
Decrease in federal funds purchased	(235,580)	(58,975)
Repayment of notes and bonds payable	(135)	(613)
Proceeds from issuance of Class A common stock	75,265	103
Common stock dividends	(282)	(845)

Net cash used in financing activities	(766,159)	(61,941)

Increase in cash and cash equivalents	48,964	112,366
Cash and cash equivalents at the beginning of period	158,957	124,574

Cash and cash equivalents at end of period	$207,921	$236,940

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
1. Presentation of Interim Financial Statements
     BankAtlantic Bancorp, Inc. (the “Company”) is a unitary savings bank holding company organized under the laws of the State of Florida. The Company’s principal asset is its investment in BankAtlantic and its subsidiaries. The Company has two reportable segments, BankAtlantic and the Parent Company. On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. Under the terms of the Ryan Beck sales agreement, the Company received additional consideration based on Ryan Beck revenues over the two year period following the closing of the sale and the Company also indemnified Stifel against certain losses arising out of activities of Ryan Beck prior to its sale. Included in the Company’s consolidated statement of operations in discontinued operations for the three and nine months ended September 30, 2009 and 2008 was earn-out consideration net of indemnification reserves.
     BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail banking services and a wide range of commercial banking products and related financial services through a network of over 100 branches or “stores” located in Florida.
     All significant inter-company balances and transactions have been eliminated in consolidation. The Company has evaluated subsequent events through the issuance date of the financial statements on November 9, 2009.
     In management’s opinion, the accompanying consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial condition at September 30, 2009 and December 31, 2008, the consolidated results of operations for the three and nine months ended September 30, 2009 and 2008, and the consolidated stockholders’ equity and comprehensive income and cash flows for the nine months ended September 30, 2009 and 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2009. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     Certain amounts for prior periods have been reclassified to conform to the statement presentation for 2009. The Company adjusted the number of common shares outstanding for prior periods for the issuance of Class A common stock in September 2009.
     Liquidity - BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and borrowing availability under its lines of credit and Treasury and Federal Reserve lending programs. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may reduce the amounts it is able to borrow or make terms of the borrowings and deposits less favorable. As a result, there is a risk that the cost of funds will increase or that the availability of funding sources may decrease. As of September 30, 2009, BankAtlantic had $208 million of cash and available unused borrowings of approximately $706 million, consisting of $407 million of unused FHLB line of credit capacity, $191 million of unpledged securities, and $108 million of available borrowing capacity at the Federal Reserve. However, such available borrowings are subject to periodic reviews and they may be terminated, suspended or reduced at any time.
     Regulatory Capital - As of September 30, 2009, BankAtlantic’s capital was in excess of all regulatory “well capitalized” levels. However, the Office of Thrift Supervision (“OTS”), at its discretion, can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements based on its view of the risk profile of the specific institution. If higher capital requirements are imposed, BankAtlantic could be required to raise additional capital. There is no assurance that additional capital will not be necessary, or that the Company or BankAtlantic would be successful in raising additional capital in subsequent periods on favorable terms or at all. The Company’s inability to raise capital, if required, could have a material adverse impact on the Company’s financial condition and results.

BankAtlantic Bancorp, Inc. and Subsidiaries
2. Fair Value Measurement
     The accounting guidance defines fair value as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance also defines valuation techniques and a fair value hierarchy to prioritize the inputs used in valuation techniques. There are three main valuation techniques to measuring fair value of assets and liabilities: the market approach, the income approach and the cost approach. The input fair value hierarchy has three broad levels and gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
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
     Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active, that is, markets in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers (for example, some brokered markets), or in which little information is released publicly (for example, a principal-to-principal market); and inputs other than quoted prices that are observable for the asset or liability (for example, interest rates and yield curves observable at commonly quoted intervals, volatilities, prepayment speeds, loss severities, credit risks, and default rates).
     Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are only used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.
     The following tables present major categories of the Company’s assets measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 (in thousands):

As of September 30, 2009	Carrying	Fair Value
Description	Amount	(Level 1)	(Level 2)	(Level 3)

Mortgage-backed securities	$230,737	—	230,737	—
REMICS (1)	123,561	—	123,561	—
Bonds	250	—	—	250
Equity securities	963	799	—	164

Total	$355,511	799	354,298	414

BankAtlantic Bancorp, Inc. and Subsidiaries

As of December 31, 2008	Carrying	Fair Value
Description	Amount	(Level 1)	(Level 2)	(Level 3)

Mortgage-backed securities	$532,873	—	532,873	—
REMICS (1)	166,351	—	166,351	—
Bonds	250	—	—	250
Equity securities	2,371	783	—	1,588

Total	$701,845	783	699,224	1,838

(1)	BankAtlantic invests in real estate mortgage investment conduits (“REMICs) that are guaranteed by the U.S government or its agencies.
     There were no liabilities measured at fair value on a recurring basis in the Company’s financial statements at September 30, 2009 and December 31, 2008.
     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 (in thousands):

		Equity
	Bonds	Securities	Total

For the Three Months Ended September 30, 2009:
Beginning Balance	$250	210	460
Total gains and losses (realized/unrealized)
Included in earnings	—	—	—
Included in other comprehensive income	—	(46)	(46)
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance	$250	164	414

		Equity
	Bonds	Securities	Total

For the Nine Months Ended September 30, 2009:
Beginning Balance	$250	1,588	1,838
Total gains and losses (realized/unrealized)
Included in earnings	—	(1,378)	(1,378)
Included in other comprehensive income	—	(46)	(46)
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance	$250	164	414

     The $1.4 million loss included in securities activities, net in the Company’s statement of operations for the nine months ended September 30, 2009 represents an other-than-temporary impairment associated with a decline in value related to an equity investment in an unrelated financial institution.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008 (in thousands):

		Stifel	Equity
	Bonds	Warrants	Securities	Total

For the Three Months Ended September 30, 2008:
Beginning Balance	$482	13,257	3,372	17,111
Total gains and losses (realized/unrealized)
Included in earnings (or changes in net assets)	—	1,108	—	1,108
Included in other comprehensive Income	—	—	320	320
Purchases, issuances, and settlements	(200)	(14,365)	—	(14,565)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$282	—	3,692	3,974

		Stifel	Equity
	Bonds	Warrants	Securities	Total

For the Nine Months Ended September 30, 2008:
Beginning Balance	$681	10,661	5,133	16,475
Total gains and losses (realized/unrealized)
Included in earnings (or changes in net assets)	—	3,704	—	3,704
Included in other comprehensive Income	1	—	(1,441)	(1,440)
Purchases, issuances, and settlements	(400)	(14,365)	—	(14,765)
Transfers in and/or out of Level 3	—	—	—	—

Ending balance	$282	—	3,692	3,974

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

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following table presents major categories of assets measured at fair value on a non-recurring basis for the nine months ended September 30, 2009 (in thousands):

	Carrying	Fair Value			Total
Description	Amount	(Level 1)	(Level 2)	(Level 3)	Impairments

Loans measured for impairment using the fair value of the collateral	$219,173	—	—	219,173	78,710
Impaired real estate owned	4,373	—	—	4,373	760
Impaired real estate held for sale	11,330	—	—	11,330	1,164
Impaired goodwill	—	—	—	—	9,124

Total	$234,876	—	—	234,876	89,758

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
     Impaired Real Estate Owned and Real Estate Held for Sale
     Real estate is generally valued using third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. However, the appraiser or brokers use professional judgment in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date when current appraisals are not available. As a consequence of using broker price opinions and adjustments to appraisals, the fair values of the properties are considered a Level 3 valuation.
     Impaired Goodwill
     The Company recognized goodwill impairment in its tax certificates and investments reporting units during the nine months ended September 30, 2009. The remaining goodwill on the Company’s statement of financial condition relates to the Company’s capital services reporting unit. The goodwill associated with this reporting unit was determined to not be impaired as of September 30, 2009. In determining the fair value of the reporting units, the Company used discounted cash flow valuation techniques. This method requires assumptions for expected cash flows and applicable discount rates. The aggregate fair value of all reporting units derived from the above valuation methodology was compared to the Company’s market capitalization adjusted for a control premium in order to determine the reasonableness of the financial model output. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. The Company used financial projections over a period of time considered necessary to achieve a steady state of cash flows for each reporting unit. The primary assumptions in the projections were anticipated loan, tax certificates and securities growth, interest rates and revenue growth. The discount rates were estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The estimated fair value of a reporting unit is highly sensitive to changes in the discount rate and terminal value assumptions and, accordingly, minor changes in these assumptions could impact significantly the fair value assigned to a reporting unit. Future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. As a result of the significant judgments used in determining the fair value of the reporting units, the fair values of the reporting units are considered a Level 3 valuation.

BankAtlantic Bancorp, Inc. and Subsidiaries
Financial Disclosures about Fair Value of Financial Instruments

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(In Thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$207,921	207,921	158,957	158,957
Securities available for sale	355,511	355,511	701,845	701,845
Investment securities	2,036	3,768	2,036	2,503
Tax certificates	138,401	138,876	213,534	224,434
Federal Home Loan Bank stock	48,751	48,751	54,607	54,607
Loans receivable including loans held for sale, net	3,845,837	3,490,972	4,326,651	3,959,563
Financial liabilities:
Deposits	$3,959,479	3,954,309	3,919,796	3,919,810
Short term borrowings	36,196	36,196	284,423	284,474
Advances from FHLB	342,016	344,221	967,028	983,119
Subordinated debentures and notes payable	22,738	19,747	22,864	21,550
Junior subordinated debentures	304,944	115,879	294,195	142,086
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
     The fair value of performing loans is calculated by using an income approach with Level 3 inputs. The fair value of performing loans is estimated by discounting forecasted cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan portfolio. The estimate of average maturity is based on BankAtlantic’s historical experience with prepayments for each loan classification, modified as required, by an estimate of the effect of current economic and lending conditions. Management assigns a credit risk premium and an illiquidity adjustment to these loans based on risk grades.
     The fair value of tax certificates was calculated using the income approach with Level 3 inputs. The fair value is based on discounted expected cash flows using discount rates that take into account the risk of the cash flows of tax certificates relative to alternative investments.
     The fair value of FHLB stock is its carrying amount.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
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
     In connection with determining the fair value of all of the Company’s junior subordinated debentures as of September 30, 2009, the Company solely utilized the NASDAQ price quotes available with respect to its $60.8 million of publicly traded debentures (“public debentures”). However, $244.1 million of its outstanding debentures are not traded, but are held in pools and privately with no liquidity or readily determinable source for valuation (“private debentures”). Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at September 30, 2009, and as a practical expedient, management used the NASDAQ price quotes of the public debentures to value all of the outstanding junior subordinated debentures whether privately held or public traded. As of December 31, 2008, the Company estimated the fair value of its junior subordinated debentures using the income approach by discounting estimated cash flows at a market discount rate.
Concentration of Credit Risk
     BankAtlantic purchases residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of real estate value declines in the housing markets. Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. At September 30, 2009, BankAtlantic’s residential loan portfolio included $823.2 million of interest-only loans, which represents 53% of the residential portfolio with 29% of the principal amount of these interest-only loans secured by collateral located in California. BankAtlantic has attempted to manage this credit risk by purchasing interest-only loans originated to borrowers that it believes to be credit worthy, with loan-to-value and total debt to income ratios at origination within agency guidelines.
     BankAtlantic has a high concentration of consumer home equity and commercial loans in the State of Florida. Real estate values and general economic conditions have significantly deteriorated from the origination dates of the loans. If the market conditions in Florida do not improve or deteriorate further, BankAtlantic may be exposed to significant credit losses in this portfolio.

BankAtlantic Bancorp, Inc. and Subsidiaries
3.	Securities Available for Sale

The following tables summarize securities available for sale (in thousands):

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-Backed Securities:
Mortgage-backed securities	$221,075	9,662	—	230,737
Real estate mortgage investment conduits (1)	119,363	4,198	—	123,561

Total mortgage-backed securities	340,438	13,860	—	354,298

Investment Securities:
Other bonds	250	—	—	250
Equity securities	969	42	48	963

Total investment securities	1,219	42	48	1,213

Total	$341,657	13,902	48	355,511

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Mortgage-Backed Securities:
Mortgage-backed securities	$521,895	11,017	39	532,873
Real estate mortgage investment conduits (1)	165,449	1,846	944	166,351

Total mortgage-backed securities	687,344	12,863	983	699,224

Investment Securities:
Other bonds	250	—	—	250
Equity securities	2,347	24	—	2,371

Total investment securities	2,597	24	—	2,621

Total	$689,941	12,887	983	701,845

(1)	Real estate mortgage investment conduits are pass-through entities that hold residential loans and investors are issued ownership interests in the entities in the form of a bond. The securities were issued by government agencies.
     There were no gross unrealized losses related to the Company’s debt securities available for sale as of September 30, 2009. The following table shows the gross unrealized losses and fair value of the Company’s debt securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2008 (in thousands):

	As of December 31, 2008
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$4,736	(39)	—	—	4,736	(39)
Real estate mortgage investment conduits	—	—	27,426	(944)	27,426	(944)

Total available for sale securities:	$4,736	(39)	27,426	(944)	32,162	(983)

          Unrealized losses on securities at December 31, 2008 were caused by changes in interest rates. These securities are guaranteed by government agencies and are of high credit quality. Since these securities are of high credit quality, management believes that these securities may recover their losses in the foreseeable future. Further,

BankAtlantic Bancorp, Inc. and Subsidiaries
management does not currently intend to sell these debt securities and believes it will not be required to sell these debt securities before the price recovers. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2008.
     The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
September 30, 2009 (1) (2)	Cost	Value
Due within one year	$254	254
Due after one year, but within five years	32	33
Due after five years, but within ten years	32,072	32,317
Due after ten years	308,330	321,944

Total	$340,688	354,548

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

(2)	Scheduled maturities are based upon contractual maturities.
Included in securities activities, net were (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Gross gains on securities sales	$4,774	23	11,284	7,462

Gross losses on securities sales	$—	—	—	4,660

Proceeds from sales of securities	$98,115	9,609	303,821	351,199

     Management reviews its investments portfolio for other-than-temporary declines in value quarterly. As a consequence of the review during the 2009 and 2008 nine month periods, the Company recognized $1.4 million and $1.1 million, respectively, in other-than-temporary declines in value related to an equity investment in an unrelated financial institution, respectively.
     The change in net unrealized holding gains or losses on securities available for sale, included as a separate component of stockholders’ equity, was as follows (in thousands):

	For the Nine Months
	Ended September 30,
	2009	2008
Net change in other comprehensive income on securities available for sale	$1,950	(17,839)
Change in deferred tax (benefit) provision on net unrealized gains (losses) on securities available for sale	—	(6,363)

Change in stockholders’ equity from net unrealized gains (losses) on securities available for sale	$1,950	(11,476)

     In April 2009, the FASB amended the guidance for the recognition and presentation of other-than-temporary impairments of debt securities. Under this guidance, if we do not have the intention to sell and it is more-likely-than-not we will not be required to sell the debt security, the guidance requires segregating the difference between fair value and amortized cost into credit loss and losses related to all other factors with only the credit loss recognized in earnings and all other losses recorded to other comprehensive income. Where our intent is to sell the debt security or where it is

BankAtlantic Bancorp, Inc. and Subsidiaries
more-likely-than-not that we will be required to sell the debt security, the entire difference between the fair value and the amortized cost basis is recognized in earnings. The new guidance also requires disclosure of the reasons for recognizing a portion of impairment in other comprehensive income and the methodology and significant inputs used to calculate the credit loss component. We adopted the new guidance effective April 1, 2009. As of the adoption date, we held no debt securities for which an other-than-temporary impairment was previously recognized. As a consequence, we did not recognize a cumulative effect adjustment upon the adoption of this new guidance.
4. Discontinued Operations
     On February 28, 2007, the Company sold Ryan Beck to Stifel. The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on certain defined Ryan Beck revenues during the two-year period immediately following the Ryan Beck sale, which ended on February 28, 2009, and required the Company to indemnify Stifel for certain losses arising out of activities of Ryan Beck prior to the sale and asserted through September 30, 2009. The contingent earn-out payments were accounted for when earned as additional proceeds from the sale of Ryan Beck common stock. The Company has a $0.5 million receivable from Stifel as a result of Stifel withholding $0.5 million of earn-out consideration for potential indemnification claims pending the final analysis of any related liabilities. The Company received additional earn-out consideration of $7.6 million and $9.3 million, respectively, during the three and nine months ended September 30, 2008 and recognized $0 and $4.2 million, respectively of additional earn-out consideration during the three and nine months ended September 30, 2009. Based on information provided by Stifel to date, management does not believe that it is obligated to indemnify Stifel under the Ryan Beck sales agreement; however, the issue of a possible indemnification claim remains unresolved and accordingly a reserve for the receivable was established.
5. Restructuring Charges and Exit Activities
     The following provides liabilities associated with restructuring charges and exit activities (in thousands):

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability

Balance at January 1, 2008	$102	990	1,092
Expenses incurred	2,191	361	2,552
Amounts paid or amortized	(1,697)	(379)	(2,076)

Balance at September 30, 2008	$596	972	1,568

Balance at January 1, 2009	$171	1,462	1,633
Expense incurred	2,024	1,666	3,690
Amounts paid or amortized	(2,066)	(105)	(2,171)

Balance at September 30, 2009	$129	3,023	3,152

     In April 2008, the Company reduced its workforce by approximately 124 associates, or 6%. The Company incurred $2.1 million of employee termination costs which was included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2008.
     In March 2009, the Company further reduced its workforce by approximately 130 associates, or 7%, impacting back-office functions as well as our community banking and commercial lending business units. The Company incurred $2.0 million of employee termination costs which were included in the Company’s consolidated statements of operations for the nine months ended September 30, 2009.
     During the nine months ended September 30, 2008, the Company incurred $0.4 million of contract liabilities in connection with the termination of back-office operating leases. During the nine months ended September 30, 2009, the Company recognized an additional $1.7 million of contract termination liabilities in connection with operating leases relating to future store expansion. The additional contract liability reflects declining commercial real estate values during the period.

BankAtlantic Bancorp, Inc. and Subsidiaries
6. Loans Receivable
     The loan portfolio consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Real estate loans:
Residential	$1,634,483	$1,929,616
Builder land loans	63,120	84,453
Land acquisition and development	203,255	226,484
Land acquisition, development and construction	34,682	60,730
Construction and development	203,719	229,856
Commercial	721,489	709,523
Consumer — home equity	681,285	718,950
Small business	214,098	218,694
Other loans:
Commercial business	148,956	144,554
Small business — non-mortgage	97,801	108,230
Consumer loans	13,307	16,406
Deposit overdrafts	6,775	9,730

Total gross loans	4,022,970	4,457,226

Adjustments:
Premiums, discounts and net deferred fees	2,491	3,221
Allowance for loan losses	(184,662)	(137,257)

Loans receivable, net	$3,840,799	$4,323,190

Loans held for sale	$5,038	$3,461

     Loans held for sale at September 30, 2009 and December 31, 2008 are loans originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement between the parties, the mortgage company purchases the loans from BankAtlantic within a defined period of time after the date of funding. BankAtlantic earns interest income during the period of ownership. Gains from the sale of loans held for sale were $134,000 and $397,000 for the three and nine months ended September 30, 2009, respectively, and were $42,000 and $247,000 for the three and nine months ended September 30, 2008, respectively.
     Undisbursed loans in process consisted of the following components (in thousands):

	September 30,	December 31,
	2009	2008
Construction and development	$42,629	$124,332
Commercial	41,945	38,930

Total undisbursed loans in process	$84,574	$163,262

BankAtlantic Bancorp, Inc. and Subsidiaries
     Allowance for Loan Losses (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$172,220	106,126	137,257	94,020
Loans charged-off	(51,506)	(23,487)	(105,767)	(102,135)
Recoveries of loans previously charged-off	362	284	1,815	903

Net (charge-offs)	(51,144)	(23,203)	(103,952)	(101,232)
Provision for loan losses	63,586	31,214	151,357	121,349

Balance, end of period	$184,662	114,137	184,662	114,137

     The following summarizes impaired loans (in thousands):

	September 30, 2009		December 31, 2008
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances

Impaired loans with specific valuation allowances	$242,796	78,752	174,710	41,192
Impaired loans without specific valuation allowances	271,224	—	138,548	—

Total	$514,020	78,752	313,258	41,192

     Impaired loans without specific valuation allowances represent loans that were charged-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of the cash flows discounted at the loan’s effective interest rate was equal to or greater than the carrying value of the loan, or large groups of smaller-balance homogeneous loans that are collectively measured for impairment.
     The Company continuously monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. A full appraisal is obtained when a real estate loan becomes adversely classified and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in total impaired loans as of September 30, 2009 was $324.5 million of collateral dependent loans, of which $225.6 million were measured for impairment using current appraisals and $98.9 million were measured by adjusting appraisals to reflect changes in market conditions subsequent to the appraisal date. Appraised values were adjusted down by an aggregate amount of $20.2 million to reflect current market conditions on 12 loans due to property value declines since the last appraisal dates.
     As of September 30, 2009, impaired loans with specific valuation allowances had been previously charged down by $59.5 million and impaired loans without specific valuation allowances had been previously charged down by $40.3 million. As of December 31, 2008, impaired loans with specific valuation allowances had been previously charged down by $21.9 million and impaired loans without specific valuation allowances had been previously charged down by $29.5 million.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2009

Contracted interest income	$6,313	17,826
Interest income recognized	1,425	2,861

Foregone interest income	$4,888	14,965

7. Goodwill
     The Company tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. In response to deteriorating economic and real estate market conditions and the effects that the external environment had on BankAtlantic’s business units, BankAtlantic, in the first quarter of 2009, continued to reduce its asset balances and borrowings with a view toward improving its regulatory capital ratios and revised its projected operating results to reflect a smaller organization in subsequent periods. Additionally, BankAtlantic Bancorp’s market capitalization continued to decline as the average closing price of the Company’s Class A common stock on the NYSE for the month of March 2009 was $1.57 compared to $4.23 for the month of December 2008, a decline of 63%. Management believed that the foregoing factors indicated that the fair value of its reporting units might have declined below their carrying amounts, and, accordingly, an interim goodwill impairment test was performed as of March 31, 2009.
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
     Management performed its annual goodwill impairment test as of September 30, 2009 and determined that goodwill of $13.1 million associated with its capital services reporting unit was not impaired. The goodwill impairment recognized during 2009 generally reflects the ongoing adverse conditions in the financial services industry, the decline of the Company’s market capitalization below its tangible book value and the Company’s decision to reduce the size of certain reporting units in order to enhance liquidity and improve its regulatory capital ratios. If market conditions do not improve or deteriorate further, the Company may recognize additional goodwill impairment charges in future periods.
8. Related Parties
     The Company, Woodbridge Holdings LLC (“Woodbridge”, the successor by merger to Woodbridge Holdings Corporation which was formerly Levitt Corporation) and Bluegreen Corp. (“Bluegreen”) may be deemed to be under common control. The controlling shareholder of the Company and Woodbridge is BFC Financial Corp. (“BFC”), and Woodbridge owns 31% of the outstanding common stock of Bluegreen. Shares of BFC’s capital stock representing a majority of the voting power are owned or controlled by the Company’s Chairman and Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and Woodbridge, and directors of Bluegreen. The Company, BFC, Woodbridge and Bluegreen share certain office premises and employee services, pursuant to the agreements described below.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
     The table below shows the effect of service arrangements on the Company’s consolidated statement of operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Non-interest income:
Other — office facilities	$143	138	403	315
Non-interest expense:
Employee compensation benefits	(29)	(15)	(87)	(103)
Other — back-office support	(407)	(405)	(1,313)	(1,180)

Net effect of affiliate transactions before income taxes	$(293)	(282)	(997)	(968)

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
     Outstanding options held by former employees consisted of the following as of September 30, 2009:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	53,789	$48.46
Options non-vested	13,610	$92.85
     During the years ended December 31, 2007 and 2006, the Company issued to BFC employees that perform services for the Company options to acquire 9,800 and 10,060 shares of the Company’s Class A common stock at an exercise price of $46.90 and $73.45, respectively. These options vest in five years and expire ten years from the grant date. The Company recognizes service provider expense on options over the vesting period measured based on the option fair value at each reporting period. The Company recorded $12,000 and $37,000 of service provider expense relating to these options for the three and nine months ended September 30, 2009, respectively, and recorded $17,000 and $36,000 of service provider expense relating to the options for the three and nine months ended September 30, 2008, respectively.
     BankAtlantic had entered into securities sold under agreements to repurchase transactions with Woodbridge and BFC in the aggregate of $7.0 million and $4.7 million as of September 30, 2009 and December 31, 2008, respectively. BankAtlantic recognized $6,000 and $34,000 of interest expense in connection with the above repurchase transactions for the three and nine months ended September 30, 2009, respectively, and recognized $30,000 and $67,000 for the three and nine months ended September 30, 2008, respectively. These transactions have the same general terms as BankAtlantic’s repurchase agreements with unaffiliated third parties.
     As of September 30, 2009, Woodbridge had $34.6 million invested through the Certificate of Deposit Account Registry Service (“CDARS”) program at BankAtlantic. The CDARS program facilitates the placement of funds into certificates of deposit issued by other financial institutions in increments of less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage. BankAtlantic received $34.6 million of deposits from other participating CDARS financial institutions’ customers in connection with this transaction, and these amounts are included in brokered deposits in the Company’s statement of financial condition.

BankAtlantic Bancorp, Inc. and Subsidiaries
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
     The Company evaluates segment performance based on segment net income from continuing operations after tax. The table below is segment information for segment net income from continuing operations for the three and nine months ended September 30, 2009 and 2008 (in thousands):

		Parent	Elimination	Segment
	BankAtlantic	Company	Entries	Total
For the Three Months Ended:
2009
Interest income	$53,668	$85	$(5)	$53,748
Interest expense	(12,183)	(3,718)	5	(15,896)
Provision for loan losses	(52,246)	(11,340)	—	(63,586)
Non-interest income	35,492	364	(249)	35,607
Non-interest expense	(60,032)	(2,175)	249	(61,958)

Segment losses before income taxes	(35,301)	(16,784)	—	(52,085)
Provision for income taxes	3	—	—	3

Segment net loss	$(35,304)	$(16,784)	$—	$(52,088)

Total assets	$4,882,385	$496,774	(437,970)	$4,941,189

2008
Interest income	$80,944	$288	$(48)	$81,184
Interest expense	(29,749)	(5,066)	48	(34,767)
Provision for loan losses	(22,924)	(8,290)	—	(31,214)
Non-interest income	33,918	1,476	(198)	35,196
Non-interest expense	(66,806)	(2,042)	198	(68,650)

Segment losses before income taxes	(4,617)	(13,634)	—	(18,251)
Benefit for income taxes	2,525	4,744	—	7,269

Segment net loss	$(2,092)	$(8,890)	$—	$(10,982)

Total assets	$6,112,979	$699,326	(584,421)	$6,227,884

BankAtlantic Bancorp, Inc. and Subsidiaries

		Parent	Elimination	Segment
	BankAtlantic	Company	Entries	Total
For the Nine Months Ended:
2009
Interest income	$173,068	$490	$(21)	$173,537
Interest expense	(49,736)	(11,950)	21	(61,665)
Provision for loan losses	(131,721)	(19,636)	—	(151,357)
Non-interest income	101,133	(149)	(746)	100,238
Non-interest expense	(192,812)	(5,740)	746	(197,806)

Segment losses before income taxes	(100,068)	(36,985)	—	(137,053)
Provision for income taxes	3	—	—	3

Segment net loss	$(100,071)	$(36,985)	$—	$(137,056)

		Parent	Elimination	Segment
	BankAtlantic	Company	Entries	Total
For the Nine Months Ended:
2008
Interest income	$242,383	$1,177	$(157)	$243,403
Interest expense	(93,260)	(15,651)	157	(108,754)
Provision for loan losses	(103,613)	(17,736)	—	(121,349)
Non-interest income	106,198	4,243	(730)	109,711
Non-interest expense	(207,768)	(5,384)	730	(212,422)

Segment losses before income taxes	(56,060)	(33,351)	—	(89,411)
Benefit for income taxes	22,928	11,574	—	34,502

Segment net loss	$(33,132)	$(21,777)	$—	$(54,909)

10. Financial Instruments with Off-balance Sheet Risk
     Financial instruments with off-balance sheet risk were (in thousands):

	September 30,	December 31,
	2009	2008
Commitments to sell fixed rate residential loans	$36,274	25,304
Commitments to originate loans held for sale	31,236	21,843
Commitments to originate loans held to maturity	29,822	16,553
Commitments to extend credit, including the undisbursed portion of loans in process	421,174	597,739
Standby letters of credit	15,296	20,558
Commercial lines of credit	94,118	66,954
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $9.4 million at September 30, 2009. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $5.9 million at September 30, 2009. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at September 30, 2009 and December 31, 2008 was $6,000 and $20,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.

BankAtlantic Bancorp, Inc. and Subsidiaries
11. Earnings per Share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and nine months ended September 30, 2009 and 2008 (in thousands, except share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Basic loss per share:
Numerator:
Loss from continuing operations	$(52,089)	(10,982)	(137,056)	(54,909)
Discontinued operations	(500)	4,919	3,701	6,040

Net loss	$(52,589)	(6,063)	(133,355)	(48,869)

Denominator:
Basic weighted average number of common shares outstanding	15,096,420	15,082,493	15,093,164	15,076,980

Basic loss per share from:
Continuing operations	$(3.45)	(0.73)	(9.08)	(3.64)
Discontinued operations	(0.03)	0.33	0.24	0.40

Basic loss per share	$(3.48)	(0.40)	(8.84)	(3.24)

Diluted loss per share
Numerator:
Loss from continuing operations	$(52,089)	(10,982)	(137,056)	(54,909)
Discontinued operations	(500)	4,919	3,701	6,040

Net loss	$(52,589)	(6,063)	(133,355)	(48,869)

Denominator:

Diluted weighted average shares outstanding	15,096,420	15,082,493	15,093,164	15,076,980

Diluted loss per share from:
Continuing operations	$(3.45)	(0.73)	(9.08)	(3.64)
Discontinued operations	(0.03)	0.33	0.24	0.40

Diluted loss per share	$(3.48)	(0.40)	(8.84)	(3.24)

Cash dividends per share:
Class A share	$—	0.025	0.025	0.075

Class B share	$—	0.025	0.025	0.075

     During the three and nine months ended September 30, 2009 and 2008, 781,581 and 1,005,892, respectively, of options to acquire shares of Class A common stock were anti-dilutive.

BankAtlantic Bancorp, Inc. and Subsidiaries
     On September 29, 2009, the Company completed a rights offering of Class A Common Stock to its shareholders at a subscription price that was lower than the market price of the Company’s Class A common stock. As a consequence, the rights offering was deemed to contain a bonus element that is similar to a stock dividend requiring the Company to adjust the weighted average number of common shares used to calculate basic and diluted earnings per share in prior periods retrospectively by a factor of 1.34. The effect of this retrospective adjustment of basic and diluted earnings per share was as follows:

	For the Three Months		For the Nine Months
	Ended September 30, 2008		Ended September 30, 2008
	As	As	As	As
	Reported	Adjusted	Reported	Adjusted
Basic loss per share from:
Continuing operations	(0.98)	(0.73)	(4.89)	(3.64)
Discontinued operations	0.44	0.33	0.54	0.40

Basic loss per share	(0.54)	(0.40)	(4.35)	(3.24)

Diluted loss per share from:
Continuing operations	(0.98)	(0.73)	(4.89)	(3.64)
Discontinued operations	0.44	0.33	0.54	0.40

Diluted loss per share	(0.54)	(0.40)	(4.35)	(3.24)

12. New Accounting Pronouncements
     Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) discontinued the historical GAAP hierarchy and the FASB Accounting Standards Codification (“ASC”) became the only level of authoritative GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The change to ASC as authoritative GAAP did not impact the Company’s financial statements.
     In June 2009, the FASB changed the accounting guidance for the consolidation of variable interest entities. The current quantitative-based risks and rewards calculation for determining which enterprise is the primary beneficiary of the variable interest entity will be replaced with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The new guidance will be effective for the Company beginning January 1, 2010. The Company is currently evaluating the effect of this new guidance on its financial statements.
     In June 2009, the FASB changed the accounting guidance for transfers of financial assets. The new guidance increases the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its statement of financial condition, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, the guidance amends various concepts associated with the accounting for transfers and servicing of financial assets and extinguishments of liabilities including removing the concept of qualified special purpose entities. This new guidance must be applied to transfers occurring on or after January 1, 2010. The Company is currently evaluating the effect this new guidance will have on its financial statements.
     In August 2009, the FASB updated its guidance for the fair value measurement of liabilities. The update provided clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of the liability using: (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as assets, (3) an income approach, such as a present value technique, (4) a market approach such as the amount the reporting entity would pay to transfer the liability or enter into the identical liability. The update also states that a reporting entity would not adjust the fair value of a liability for restrictions that prevent the transfer of the liability. The updated liability fair value measurement guidance is effective as of September 30, 2009. This update did not have a material effect on the Company’s financial statements.

BankAtlantic Bancorp, Inc. and Subsidiaries
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and nine months ended September 30, 2009 and 2008. The principal assets of the Company consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).
          Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, continued decreases in real estate values, and increased unemployment on our business generally, our regulatory capital ratios and the ability of our borrowers to service their obligations and of our customers to maintain account balances; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans (including those held in the asset workout subsidiary of the Company) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in our trade area, and where our collateral is located; the quality of our real estate based loans including our residential land acquisition and development loans (including Builder land bank loans, Land acquisition and development loans and Land acquisition, development and construction loans) as well as Commercial land loans, other Commercial real estate loans, and Commercial business loans, and conditions specifically in those market sectors; the accuracy of our estimates of the fair value of collateral securing our loans, including the accuracy of values estimated using automated valuation models and other methods, the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities, the value of our assets and on the ability of our borrowers to service their debt obligations and maintain account balances; BankAtlantic’s seven-day banking initiatives and other initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing results which do not justify their costs; the success of our expense reduction initiatives and the ability to achieve additional cost savings; and the impact of periodic valuation testing of goodwill, deferred tax assets and other assets. Past performance may not be indicative of future results. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the quarterly report on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
          Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of securities as well as the determination of other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The four accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other long-lived assets; and (iv) the accounting for the deferred tax asset valuation allowance. For a more detailed discussion of these critical

BankAtlantic Bancorp, Inc. and Subsidiaries
accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Consolidated Results of Operations
          Loss from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended September 30,
	2009	2008	Change
BankAtlantic	$(35,304)	(2,092)	(33,212)
Parent Company	(16,784)	(8,890)	(7,894)

Net loss	$(52,088)	(10,982)	(41,106)

For the Three Months Ended September 30, 2009 Compared to the Same 2008 Period:
          The increase in BankAtlantic’s net loss during the 2009 quarter compared to the same 2008 quarter primarily resulted from a $29.3 million increase in its provision for loan losses and a $9.7 million decline in net interest income. The increase in BankAtlantic’s net loss was partially offset by $6.8 million of lower non-interest expenses related primarily to management’s expense reduction initiatives and an increase in non-interest income of $1.6 million primarily related to $4.8 million of gains on the sale of securities. The substantial increase in the provision for loan losses resulted primarily from a significant increase in charge-offs and loan loss reserves in our consumer, residential and commercial real estate loan portfolios. These portfolios continued to be negatively affected by the current adverse economic environment, especially declining collateral values and rising unemployment. The substantial decline in net interest income reflects management’s decision to reduce asset balances and wholesale borrowings as well as the impact of increased levels of nonperforming assets in order to improve BankAtlantic’s liquidity position and regulatory capital ratios... As a consequence, BankAtlantic’s average earnings assets declined by $1.1 billion for the three months ended September 30, 2009 compared to the September 30, 2008 period. The increase in non-interest income associated with gains on sale of agency securities was partially offset by declines in revenues from service charges on deposit accounts mainly due to lower customer overdraft fees recognized during the 2009 quarter compared to the 2008 quarter. This overdraft fee income decline reflects, in part, management’s focus on targeting retail customers and businesses that maintain higher average deposit balances than our existing customers which results in fewer overdrafts per account. BankAtlantic incurred significantly lower non-interest expenses during the 2009 quarter compared to the same 2008 quarter. In response to adverse economic conditions, BankAtlantic, during 2008 and the nine months ended September 30, 2009, reduced expenses with a view toward increasing operating efficiencies. These operating expense initiatives included workforce reductions, consolidation of certain back-office facilities, sale of five central Florida stores, renegotiation of vendor contracts, outsourcing of certain back-office functions, reduction in marketing expenses and other targeted expense reductions these expense reductions were partially offset by higher FDIC insurance premiums, including a $2.4 million FDIC special assessment in June 2009. Also during the 2008 quarter, BankAtlantic recognized income tax benefits associated with its net loss while during the 2009 quarter, a deferred tax valuation allowance continued to be recognized, fully offsetting the income tax benefits associated with the net loss in the 2009 quarter.
          The increase in the Parent Company’s net loss during the 2009 quarter compared to the same 2008 quarter primarily resulted from a $3.1 million increase in the provision for loan loss, a $4.7 million reduction in income tax benefits and $1.1 million of lower securities gains. These items were partially offset by a $1.1 million reduction in net interest expense. The increased provision for loan losses reflects higher loan loss reserves established on non-performing loans transferred from BankAtlantic to an asset work-out subsidiary of the Parent Company in March 2008. The additional reserves were required due to declining collateral values. The lower revenues from securities activities, net reflect a $1.1 million gain on the sale of Stifel warrants during the 2008 quarter with no gains recognized on the sale of securities during the 2009 quarter. The Parent Company recognized a $4.7 million income tax benefit in the 2008 quarter while no income tax benefit was recognized during the 2009 quarter due to the increase in the deferred tax valuation allowance. The lower net interest expense reflects a decline in interest expense on junior subordinated debentures associated with a significant decrease in the three-month LIBOR interest rate from September 2008 to September 2009.

BankAtlantic Bancorp, Inc. and Subsidiaries

	For the Nine Months Ended September 30,
	2009	2008	Change
BankAtlantic	$(100,071)	(33,132)	(66,939)
Parent Company	(36,985)	(21,777)	(15,208)

Net loss	$(137,056)	(54,909)	(82,147)

For the Nine Months Ended September 30, 2009 Compared to the Same 2008 Period:
          The increase in BankAtlantic’s net loss during the 2009 nine month period compared to the same 2008 period primarily resulted from a $30.0 million increase in the provision for loan losses, a $25.8 million decline in net interest income, $14.6 million of lower revenues from service charges on deposits and the recognition of $22.9 million of income tax benefits in the 2008 period associated with the net loss during that period and no tax benefits recognized in the 2009 period as a result of the deferred tax valuation allowance. The increase in BankAtlantic’s net loss was partially offset by higher securities gains and lower non-interest expenses.
          The increase in the Parent Company’s net loss primarily resulted from an increase in the provision for loan losses of $1.9 million, lower revenues from securities activities of $4.3 million and the reduction in the income tax benefit of $11.6 million partially offset by a $3.0 million reduction in net interest expense.
BankAtlantic Results of Operations
 Net interest income

	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	September 30, 2009			September 30, 2008
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
(in thousands)
Total loans	$4,066,363	44,968	4.42	$4,451,976	60,785	5.46
Investments	574,604	8,700	6.06	1,318,289	20,159	6.12

Total interest earning assets	4,640,967	53,668	4.63%	5,770,265	80,944	5.61%

Goodwill and core deposit intangibles	16,297			75,029
Other non-interest earning assets	318,033			417,035

Total Assets	$4,975,297			$6,262,329

Deposits:
Savings	$431,516	367	0.34%	$471,270	963	0.81%
NOW	1,237,459	1,930	0.62	955,392	2,256	0.94
Money market	392,344	642	0.65	557,343	2,089	1.49
Certificates of deposit	1,175,821	6,480	2.19	1,138,615	10,244	3.58

Total interest bearing deposits	3,237,140	9,419	1.15	3,122,620	15,552	1.98

Short-term borrowed funds	47,186	15	0.13	92,319	378	1.63
Advances from FHLB	410,628	2,494	2.41	1,598,111	13,401	3.34
Long-term debt	22,737	255	4.45	26,088	418	6.37

Total interest bearing liabilities	3,717,691	12,183	1.30	4,839,138	29,749	2.45
Demand deposits	808,802			812,402
Non-interest bearing other liabilities	63,870			53,279

Total Liabilities	4,590,363			5,704,819
Stockholder’s equity	384,934			557,510

Total liabilities and stockholder’s equity	$4,975,297			$6,262,329

Net interest income		$41,485	3.33%		$51,195	3.16%

Margin
Interest income/interest earning assets			4.63%			5.61%
Interest expense/interest earning assets			1.04			2.05

Net interest margin (tax equivalent)			3.59%			3.56%

BankAtlantic Bancorp, Inc. and Subsidiaries
For the Three Months Ended September 30, 2009 Compared to the Same 2008 Period:
          The decrease in net interest income primarily resulted from a significant reduction in earning assets and an increase in non-performing assets, partially offset by an increase in the net interest margin. Interest income on earning assets declined $27.3 million in the 2009 quarter as compared to the 2008 quarter. The decline was primarily due to lower average earning assets, the impact that lower interest rates during 2009 had on our loan portfolio average yields and the impact of increased non-performing assets. The decline in investment yields resulted primarily from the reduction by the FHLB of its stock dividend during the third quarter of 2009 compared to the same 2008 period. Also contributing to the decline in investment yields was the sale of mortgage-backed securities that had higher yields than the existing portfolio. The decline in average earning assets reflects a management decision to slow the origination and purchase of loans and to sell agency securities in an effort to enhance liquidity and improve regulatory capital ratios.
          Interest expense on interest bearing liabilities declined by $17.6 million during the 2009 quarter compared to the 2008 quarter. The decline was primarily due to a significant decline in wholesale borrowings, lower interest rates and a change in the mix of liabilities from higher cost FHLB advance borrowings and higher cost certificates of deposit accounts to lower cost deposits.
          The net interest margin increased as rates on average interest bearing liabilities declined faster than yields on average interest-earning assets. The decline in interest rates on interest bearing liabilities reflects the lower interest rate environment generally during 2009 compared to 2008 and a change in BankAtlantic’s funding mix from higher rate FHLB advances to lower rate deposits. BankAtlantic repaid $760 million of FHLB advances during the nine months ended September 30, 2009. These FHLB advances had an average interest rate of 3.37% and were repaid to improve BankAtlantic’s net interest margin. The interest earning asset yield declines were primarily due to lower interest rates during the current period and changes in the earning asset portfolio mix from higher yielding residential loans and residential mortgage backed securities to lower yielding commercial and consumer loans. During the nine months ended September 30, 2009, interest rates on residential mortgage loans were at historical lows which resulted in increased residential loan refinancings and the associated early repayment of existing residential loans during the period. Additionally, BankAtlantic sold $283.9 million of mortgage backed securities during the nine months ended September 30, 2009. The lower interest rate environment during the 2009 quarter had a significant impact on commercial, small business and consumer loan yields, as a majority of these loans have adjustable interest rates indexed to prime or LIBOR. The prime interest rate declined from 5.00% at June 30, 2008 to 3.25% at September 30, 2009, and the average three-month LIBOR rate declined from 3.07% at September 30, 2008 to 0.30% at September 30, 2009. Yields on earning assets were also adversely affected by lower FHLB stock dividends. BankAtlantic received $0.6 million of FHLB stock dividends during the three months ended September 30, 2008 compared to $0.1 million during the same 2009 period.
          The decline in interest bearing deposit rates reflects the lower interest rate environment and an increase in NOW low cost deposit accounts. The increase in certificate accounts reflects higher average brokered deposit account balances during the 2009 quarter compared to the 2008 quarter. Deposits which BankAtlantic receives in connection with its participation in the CDARS program from other participating CDARS institutions are included in BankAtlantic’s financial statements as brokered deposits. Average brokered deposits increased from $126.0 million for the three months ended September 30, 2008 to $190.4 million during the same 2009 period, representing 3.90% of total deposits as of September 30, 2009. However, average brokered deposits for the 2009 third quarter declined compared to average brokered deposits of $232.5 million for the 2009 second quarter.

BankAtlantic Bancorp, Inc. and Subsidiaries

	Average Balance Sheet - Yield / Rate Analysis
	For the Nine Months Ended
	September 30, 2009			September 30, 2008
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
( in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Total loans	$4,215,306	142,159	4.50	$4,519,948	190,387	5.62%
Investments	736,500	30,908	5.60	1,150,224	51,996	6.03

Total interest earning assets	4,951,806	173,067	4.66%	5,670,172	242,383	5.70

Goodwill and core deposit intangibles	19,593			75,381
Other non-interest earning assets	332,853			422,172

Total Assets	$5,304,252			$6,167,725

Deposits:
Savings	$441,270	1,258	0.38%	$529,723	4,265	1.08%
NOW	1,148,733	5,155	0.60	941,297	6,837	0.97
Money market	408,656	2,089	0.68	594,338	7,674	1.72
Certificates of deposit	1,243,603	25,431	2.73	1,016,390	29,877	3.93

Total interest bearing deposits	3,242,262	33,933	1.40	3,081,748	48,653	2.11

Short-term borrowed funds	129,487	223	0.23	142,181	2,491	2.34
Advances from FHLB	644,516	14,740	3.06	1,471,029	40,780	3.70
Long-term debt	22,778	839	4.92	26,272	1,336	6.79

Total interest bearing liabilities	4,039,043	49,735	1.65	4,721,230	93,260	2.64
Demand deposits	798,390			848,558
Non-interest bearing other liabilities	62,751			49,308

Total Liabilities	4,900,184			5,619,096
Stockholder’s equity	404,068			548,629

Total liabilities and stockholder’s equity	$5,304,252			$6,167,725

Net interest income/net
interest spread		$123,332	3.01%		$149,123	3.06%

Margin
Interest income/interest earning assets			4.66%			5.70%
Interest expense/interest earning assets			1.34			2.20

Net interest margin			3.32%			3.50%

For the Nine Months Ended September 30, 2009 Compared to the Same 2008 Period:
          Interest income on earning assets declined $69.3 million in the 2009 period compared to the same 2008 period while interest expense on interest bearing liabilities declined by $43.5 million during the 2009 period compared to the same 2008 period. The decrease in net interest income primarily resulted from a significant reduction in earning assets as well as a decline in the net interest margin. The decline in the net interest margin for the nine month period resulted primarily from the same items discussed above for the three months ended September 30, 2009 compared to the same 2008 period.

BankAtlantic Bancorp, Inc. and Subsidiaries
Asset Quality
          At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans (contractually past due 90 days or more, performing impaired loans or troubled debt restructured loans) were (in thousands):

	As of
	September 30, 2009	December 31, 2008
NONPERFORMING ASSETS
Tax certificates	$3,011	1,441
Commercial real estate	189,720	161,947
Consumer	11,336	6,763
Small business	9,693	4,644
Residential real estate (1)	76,022	34,734
Commercial business	8,094	—

Total nonaccrual assets (2)	$297,876	209,529

Residential real estate owned	$5,606	2,285
Commercial real estate owned	25,011	16,500
Small business real estate owned	179	260
Other repossessed assets	13	—

Total repossessed assets	30,809	19,045

Total nonperforming assets, net	$328,685	228,574

Allowances
Allowance for loan losses	$165,975	125,572
Allowance for tax certificate losses	6,881	6,064

Total allowances	$172,856	131,636

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more (3)	$439	15,721
Performing impaired loans (4)	62,330	—
Troubled debt restructured	103,305	25,843

TOTAL POTENTIAL PROBLEM LOANS	$166,074	41,564

(1)	Includes $45.5 million and $20.8 million of interest-only residential loans as of September 30, 2009 and December 31, 2008, respectively.

(2)	Includes $51.9 million and $0 of troubled debt restructured loans as of September 30, 2009 and December 31, 2008, respectively.

(3)	The majority of these loans have matured and the borrowers continue to make payments under the matured agreements.

(4)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.
          During the nine months ended September 30, 2009, real estate values in markets where our collateral is located continued to decline and economic conditions deteriorated further. In September 2009, Florida’s unemployment rate hit a 34 year high of 11.0% and the national unemployment rate rose to 9.8%. The recession and high unemployment is adversely affecting commercial non-residential real estate markets as consumers and businesses reduce spending which in turn may cause a significant increase in delinquencies in Florida and nationwide on loans collateralized by shopping centers, hotels and offices. Additionally, rising national unemployment has resulted in higher delinquencies and foreclosures on jumbo residential real estate loans during 2009. These adverse economic conditions continued to adversely impact the credit quality of all of BankAtlantic’s loans resulting in higher loan delinquencies, charge-offs and classified assets. We continued to incur losses in our commercial residential real estate and consumer home equity loan portfolios. We also began experiencing higher losses during 2009 in our commercial non-residential, residential and small business loan portfolios as the deteriorating economic environment has adversely impacted these borrowers. We believe that if real estate and general economic conditions and unemployment trends in Florida do not improve, the credit quality of our loan portfolio will continue to deteriorate and additional provisions for loan losses may be required in subsequent periods. Additionally, if jumbo residential loan delinquencies and foreclosures continue to increase nationwide, additional provisions for losses in our residential loan portfolio may be required.

BankAtlantic Bancorp, Inc. and Subsidiaries
          Non-performing assets were substantially higher at September 30, 2009 compared to December 31, 2008 primarily resulting from higher non-performing loans and real estate owned balances.
          The increase in non-accrual tax certificates and the higher allowance for tax certificate losses primarily relate to out of state tax certificates purchased in real estate markets where home values have deteriorated since the purchase date. Management believes that adverse economic conditions in distressed areas resulted in higher tax certificate non-performing assets and charge-offs than historical trends.
          The higher non-performing loans primarily resulted from a $27.8 million and a $41.3 million increase in non-accrual commercial real estate and residential loans, respectively.
          Commercial residential loans continue to constitute the majority of non-performing loans; however, BankAtlantic is experiencing unfavorable credit quality trends in commercial loans collateralized by commercial land and retail income producing properties and may experience higher non-performing loans in these loan categories in future periods. BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Seven relationships account for 55% of our $189.7 million of non-accrual commercial real estate loans as of September 30, 2009. The following table outlines general information about these relationships as of September 30, 2009 (in thousands):

	Carrying	Specific	Date Loan	Date Placed	Default	Collateral	Date of Last
Relationships	Amount	Reserves	Originated	on Nonaccrual	Date (3)	Type	Full Appraisal

Residential Land Developers
Relationship No. 1	$25,000	2,537	Oct-04	Q4-2008	Q4-2008	Land A&D (4)	Oct-08
Relationship No. 2 (2)	14,284	6,938	Aug-04	Q4-2008	Q1-2009	Builder Land	Nov-08
Relationship No. 3	12,500	—	Aug-06	Q1-2009	Q1-2009	Land A&D (4)	Jan-09
Relationship No. 4 (1)	12,366	9,307	Aug-04	Q3-2007	Q4-2007	Builder Land	Dec-08

Total	64,150	18,782

Commercial Land Developers
Relationship No. 5	10,897	7,637	Jul-07	Q3-2009	Q3-2009	Commercial Land	Aug-09
Relationship No. 6	10,537	—	Dec-04	Q3-2008	Q1-2009	Commercial Land	Dec-08
Relationship No. 7	18,954	5,900	Dec-06	Q4-2008	Q4-2008	Construction — Mixed use	Jan-09

Total	40,388	13,537

Total of Large Relationships	$104,538	32,319

(1)	During 2008, BankAtlantic recognized partial charge-offs on relationship No. 4 of $7.7 million.

(2)	A modification was executed, and the loan is reported as a troubled debt restructure but is currently not in default.

(3)	The default date is defined as the date of the initial missed payment prior to default.

(4)	Acquisition and development (“A&D”)
          The loans that comprise the above relationships are all collateral dependent. As such, we established specific reserves or recognized partial charge-offs on these loans based on our determination of the fair value of the collateral less costs to sell. The fair value of the collateral was determined using unadjusted third party appraisals for relationships No. 3, 5, 6 and 7. The appraised value for relationships No. 1, 2, and 4 were reduced by an aggregate amount of $8.8 million in order to reflect declining commercial residential real estate market conditions since the appraisal date. BankAtlantic performs quarterly impairment analyses on these credit relationships and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal date. However, BankAtlantic’s policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure. A new appraisal is obtained at the date of foreclosure.
          We believe that the substantial increase in residential non-accrual loans primarily reflects the significant increase in the national unemployment rate during 2009 and the general deterioration in the national economy and in the residential real estate market as home prices throughout the country continued to decline. Our residential loan portfolio does not include negative amortization, option ARM or subprime products; however, the majority of our residential loans are purchased residential jumbo loans and certain of these loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of real estate value declines in the housing markets. Additionally, loans that were originated during 2006 and 2007 have experienced greater deterioration in collateral value than loans originated in prior years resulting in higher loss experiences in these groups of loans. Also, California, Florida, Arizona and Nevada are states that have experienced elevated foreclosures and delinquency rates.

BankAtlantic Bancorp, Inc. and Subsidiaries
          Our purchased residential loan portfolio includes interest-only loans. The terms of these loans provide for possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate changes and the required amortization of the principal amount begins. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses which could result in additional provisions for residential loan losses.
          At September 30, 2009, BankAtlantic’s residential loan portfolio included $823.5 million of interest-only loans. Approximately $21.7 million of these interest only residential loans became fully amortizing during the nine months ending September 30, 2009 and interest only residential loans scheduled to reset during the remaining three months of 2009 and during the year ending December 31, 2010 are $17.9 million and $53.3 million, respectively.
          The following table presents our purchased residential loans by year of origination segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Year of Origination	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

2007	$63,989	63.99%	85.09%	744	748	$2,152	31.97%
2006	67,746	70.82%	91.81%	737	729	4,208	35.48%
2005	44,663	72.83%	85.32%	725	723	8,295	36.25%
2004	369,689	66.93%	62.31%	737	732	17,978	34.04%
Prior to 2004	198,227	67.12%	47.32%	735	736	6,189	31.38%

	Interest Only Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Year of Origination	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

2007	$105,178	71.88%	95.90%	750	739	$13,831	33.77%
2006	231,144	73.65%	93.69%	741	735	28,052	35.01%
2005	242,657	69.59%	84.63%	739	750	11,978	33.89%
2004	134,325	72.05%	76.86%	738	720	9,603	32.25%
Prior to 2004	109,903	59.94%	59.05%	749	748	4,621	30.25%

          The following table presents our purchased residential loans by geographic area segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

Arizona	$11,650	65.53%	59.85%	734	725	$842	33.22%
California	171,681	66.82%	62.98%	742	743	8,912	34.78%
Florida	95,910	70.44%	64.05%	723	716	8,424	34.78%
Nevada	4,886	69.35%	75.10%	739	735	—	36.56%
Other States	460,187	67.35%	65.42%	736	736	20,645	33.11%

BankAtlantic Bancorp, Inc. and Subsidiaries

	Interest Only Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

Arizona	$26,597	71.75%	98.54%	745	728	$5,127	30.77%
California	235,686	70.49%	85.50%	739	730	31,026	34.24%
Florida	58,212	68.14%	88.71%	750	745	9,995	31.25%
Nevada	12,405	73.64%	101.75%	745	735	2,656	36.15%
Other States	490,307	70.05%	81.82%	743	744	19,281	33.47%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the first quarter of 2009 from automated valuation models.

(2)	Current FICO scores based on borrowers for which FICO scores were available as of the third quarter of 2009.

(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.
          The decline in loans contractually past due 90 days or more as of September 30, 2009 compared to December 31, 2008 primarily resulted from one $13.2 million commercial loan that had matured and was in the process of renewal as of December 31, 2008. The loan was renewed during 2009.
          In response to current market conditions, BankAtlantic has developed loan modification programs for certain borrowers experiencing financial difficulties. During the nine months ended September 30, 2009, BankAtlantic modified the terms of certain commercial, small business, residential and consumer home equity loans. Generally, the concessions made to borrowers experiencing financial difficulties were the reduction of the loan’s contractual interest rate, conversion of amortizing loans to interest only payments or the deferral of interest payments to the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are not returned to an accruing status and BankAtlantic does not reset days past due on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period. However, there is no assurance that the modification of loans will result in increased collections from the borrower or that modified loans which return to an accruing status will not subsequently return to nonaccrual status.
          BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of September 30, 2009		As of December 31, 2008
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$38,899	83,037	—	25,843
Small business	4,029	7,572	—	—
Consumer	1,254	10,893	—	—
Residential	7,734	1,803	—	—

Total	$51,916	103,305	—	25,843

          The increase in real estate owned during the nine months ending September 30, 2009 primarily related to two commercial non-residential loan foreclosures and an increase in residential real estate loan foreclosures associated with the residential and home equity loan portfolios.

BankAtlantic Bancorp, Inc. and Subsidiaries
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

	September 30, 2009			December 31, 2008
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	Loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans

Commercial business	$3,174	2.15%	3.71%	$3,173	2.22%	3.15%
Commercial real estate	88,164	7.53	29.49	75,850	5.44	30.69
Small business	9,178	2.94	7.85	8,133	2.49	7.20
Residential real estate	23,724	1.45	41.29	6,034	0.31	42.56
Consumer	41,735	5.95	17.66	32,382	4.35	16.40

Total allowance for loan losses	$165,975	4.18%	100.00%	$125,572	2.76%	100.00%

          The increase in the allowance for loan losses at September 30, 2009 compared to December 31, 2008 primarily resulted from an increase in reserves for consumer, commercial, residential and small business loans of $17.7 million, $9.4 million, $12.3 million and $1.0 million, respectively. These reserve increases reflect unfavorable delinquency trends and continued deterioration of key economic indicators during the nine months ended September 30, 2009 as discussed above.
          Included in the allowance for loan losses as of September 30, 2009 and December 31, 2008 were specific reserves by loan type as follows (in thousands):

	September 30,	December 31,
	2009	2008
Commercial	$51,670	29,208
Small business	402	625
Consumer	2,742	—
Residential	5,258	—

Total	$60,072	29,833

          Residential real estate and real estate secured consumer loans that are 120 days past due are generally written down to estimated collateral value less costs to sell. As a consequence of longer than historical timeframes to foreclose and sell residential real estate and the rapid decline in residential real estate values where our collateral is located, BankAtlantic, during 2009, began performing quarterly impairment evaluations on residential real estate and real estate secured consumer loans that were written down in prior periods to determine whether specific reserves were necessary for further estimated market value declines. BankAtlantic also may establish specific reserves on loans that are individually evaluated for impairment (generally commercial and small business loans). The significant increase in commercial loan specific reserves reflects declines in collateral values during the nine months ended September 30, 2009.

BankAtlantic Bancorp, Inc. and Subsidiaries
          The activity in BankAtlantic’s allowance for loan losses was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Balance, beginning of period	$156,821	98,424	125,572	94,020

Charge-offs
Residential	(7,174)	(1,077)	(15,685)	(2,728)
Commercial	(21,541)	(4,965)	(37,636)	(60,057)
Commercial business	—	—	(516)	—
Consumer	(12,490)	(7,684)	(31,929)	(19,745)
Small business	(2,249)	(1,471)	(7,367)	(3,131)

Total Charge-offs	(43,454)	(15,197)	(93,133)	(85,661)
Recoveries of loans previously charged-off	362	284	1,815	903

Net (charge-offs)	(43,092)	(14,913)	(91,318)	(84,758)
Transfer of specific reserves to Parent Company	—	—	—	(6,440)
Provision for loan losses	52,246	22,924	131,721	103,613

Balance, end of period	$165,975	106,435	165,975	106,435

          We believe that the increase in charge-offs of consumer home equity and residential loans during the three and nine months ended September 30, 2009 compared to the same 2008 periods primarily reflects the significant increase in unemployment rates and declining real estate values. These adverse economic conditions appear to have affected our borrowers’ ability to perform under their loan agreements. The increase in small business charge-offs during the three and nine months ended September 30, 2009 compared to the same 2008 periods we believe reflects the deteriorating financial condition of our borrowers’ businesses caused, in part, by the effect the current adverse economic factors have had on consumer spending and the construction industry. The majority of the increase in commercial loan charge-offs for the three months ended September 30, 2009 resulted from charge-offs related to one builder land bank loan and one shopping center loan. The reduction in commercial loan charge-offs during the nine months ended September 30, 2009 reflects lower charge-offs on builder land bank loans, land acquisition and development loans and land acquisition and construction loans due to a significant reduction in outstanding balances from December 2007 to September 2009.
BankAtlantic’s Non-Interest Income

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2009	2008	Change	2009	2008	Change

Service charges on deposits	$19,767	23,924	(4,157)	57,799	72,404	(14,605)
Other service charges and fees	7,355	7,309	46	22,439	21,863	576
Securities activities, net	4,774	1	4,773	11,161	2,302	8,859
Income from unconsolidated subsidiaries	108	122	(14)	289	1,382	(1,093)
Other	3,488	2,562	926	9,445	8,248	1,197

Non-interest income	$35,492	33,918	1,574	101,133	106,199	(5,066)

          The lower revenues from service charges on deposits during the three and nine months ended September 30, 2009 compared to the same 2008 periods primarily resulted from lower overdraft fee income. This decrease in overdraft fee income reflects a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees is primarily the result of our focus on growing deposit accounts with higher balances and secondarily the result of a change in customer behavior in response to the current adverse economic conditions. Management believes that the frequency of overdrafts per deposit account will continue to decline during 2009; however, this decline may be partially offset by a 9% increase in the fees for overdraft transactions effective March 1, 2009. The increase in overdraft fees reflects increased costs of processing and collecting overdrafts, and we believe is in line with local competition. Additionally, proposed legislation limiting or altering our ability to assess overdraft fees may significantly reduce our overdraft fee income, if enacted.

BankAtlantic Bancorp, Inc. and Subsidiaries
          The higher other service charges and fees during the nine months ended September 30, 2009 compared to the same 2008 period was primarily due to lower losses from check card operations and higher incentive fees received from our third party vendor.
          During the three and nine months ended September 30, 2009, BankAtlantic sold $98.6 million and $283.9 million of agency securities available for sale for gains of $4.8 million and $11.2 million, respectively. The net proceeds of $295.1 million from the sales were used to pay down FHLB advance borrowings.
          Securities activities, net during the nine months ended September 30, 2008 resulted from a $1.0 million gain on the sale of MasterCard International common stock acquired during MasterCard’s 2006 initial public offering as well as $1.3 million of gains from the writing of covered call options on agency securities available for sale.
          Income from unconsolidated subsidiaries during the three and nine months ended September 30, 2009 represents equity earnings from a joint venture that engages in accounts receivable factoring. Income from unconsolidated subsidiaries for the nine months ended September 30, 2008 includes $1.0 million of equity earnings from a joint venture that was liquidated in January 2008 and equity earnings from the receivable factoring joint venture. BankAtlantic liquidated all of its investments in income-producing real estate joint ventures during 2008.
          The increase in other non-interest income for the three months ended September 30, 2009 compared to the same 2008 period was primarily the result of higher commissions earned on the sale of investment products to our customers and advertising expense reimbursements from a vendor. The increase in other non-interest income for the nine months ended September 30, 2009 was primarily due to the same item discussed for the three months ended September 30, 2009 partially offset by a decline in fee income from the outsourcing of our check clearing operation as lower short-term interest rates reduced our earnings credit on outstanding checks.
BankAtlantic’s Non-Interest Expense

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2009	2008	Change	2009	2008	Change

Employee compensation and benefits	$23,917	30,353	(6,436)	76,980	96,714	(19,734)
Occupancy and equipment	14,553	15,993	(1,440)	44,305	48,547	(4,242)
Advertising and business promotion	1,514	3,388	(1,874)	6,141	11,813	(5,672)
Check losses	1,146	2,094	(948)	2,981	6,913	(3,932)
Professional fees	2,752	2,696	56	8,032	6,960	1,072
Supplies and postage	987	1,076	(89)	2,978	3,360	(382)
Telecommunication	348	748	(400)	1,622	3,570	(1,948)
Cost associated with debt redemption	5,431	—	5,431	7,463	2	7,461
Provision for tax certificates	(198)	2,838	(3,036)	2,702	3,645	(943)
Restructuring charges and exit activities	461	(480)	941	3,708	3,421	287
Impairment of real estate owned	137	1,002	(865)	760	1,242	(482)
Impairment of real estate held for sale	1,131	—	1,131	1,165	1,746	(581)
Impairment of goodwill	—	—	—	9,124	—	9,124
FDIC special assessment	—	—	—	2,428	—	2,428
Other	7,853	7,098	755	22,423	19,836	2,587

Total non-interest expense	$60,032	66,806	(6,774)	192,812	207,769	(14,957)

          The substantial decline in employee compensation and benefits during the three and nine months ended September 30, 2009 compared to the same 2008 periods resulted primarily from a decline in the workforce, including workforce reductions in March 2009 and April 2008. In April 2008, BankAtlantic’s workforce was reduced by 124 associates or 6%, and in March 2009, BankAtlantic’s workforce was further reduced by 130 associates, or 7%. As a consequence of these workforce reductions and attrition, the number of full-time equivalent employees declined from 2,385 at December 31, 2007 to 1,534 at September 30, 2009. The decline in the workforce resulted in lower employee benefits, payroll taxes, recruitment advertising and incentive bonuses for the 2009 periods compared to 2008. BankAtlantic continues to operate the majority of its stores seven-days a week in support of its Florida’s most convenient bank and customer service initiatives.

BankAtlantic Bancorp, Inc. and Subsidiaries
          The decline in occupancy and equipment during the three and nine months ended September 30, 2009 compared to the same 2008 periods primarily resulted from the consolidation of back-office facilities and the sale of five central Florida branches to an unrelated financial institution during 2008. As a consequence of the branch sale and the reduction in back-office facilities, rent expense declined by $0.4 million, depreciation expense by $0.7 million and maintenance costs by $0.5 million for the three months ended September 30, 2009 compared to the same 2008 period, respectively. Likewise, during the nine months ended September 30, 2009 compared to the same 2008 period, back-office facilities rent expense declined by $1.4 million, depreciation expense by $1.8 million and maintenance costs declined by $1.5 million.
          Management substantially reduced advertising expenditures during the three and nine months ended September 30, 2009 compared to the same 2008 periods.
          The lower check losses for the three and nine months ended September 30, 2009 compared to the same 2008 periods were we believe primarily related to more stringent overdraft policies implemented during 2008 as well as lower volume of new account growth.
          The increase in professional fees during the three and nine months ended September 30, 2009 compared to the same 2008 periods reflects higher legal fees mainly associated with loan modifications, commercial loan work-outs, class-action securities litigation and tax certificate activities litigation.
          The lower telecommunications costs during the three and nine months ended September 30, 2009 compared to the same 2008 periods primarily resulted from switching to a new vendor on more favorable terms.
          The costs associated with debt redemptions were the result of prepayment penalties incurred upon the prepayment of $315.0 million and $841.0 million, respectively, of FHLB advances during the three and nine months ended September 30, 2009. The FHLB advances redeemed had higher interest rates than existing funding sources and were repaid to improve BankAtlantic’s net interest margin.
          The recovery in the provision for tax certificates during the three months ended September 30, 2009 reflects substantial redemptions of out-of-state tax certificates during the third quarter of 2009 as well as the legal extension of the redemption period of tax certificates in a particular market state. The provision for tax certificates for the nine months ended September 30, 2009 and 2008 reflects increases in tax certificate reserves and charge-offs associated with certain out-of-state tax certificates in distressed markets.
          The restructuring charges and recovery for the three months ended September 30, 2009 and 2008 resulted from termination of lease contracts in connection with the consolidation of back-office operations. The restructuring charges for the nine months ended September 30, 2009 primarily resulted from $2.0 million of severance costs associated with the 2009 work force reduction and $1.7 million of lease termination costs. During the nine months ended September 30, 2008, restructuring charges resulted from $0.7 million of lease termination costs, $2.2 million of employee termination benefits and a $0.5 million loss on the sale of the five Central Florida stores.
          Impairment of real estate owned during the three and nine months ended September 30, 2009 and 2008 relates primarily to foreclosed real estate acquired in connection with our tax certificate and purchased residential loan activities.
          Impairment of real estate held for sale during the three months ended September 30, 2009 primarily relates to a real estate project acquired in connection with a financial institution acquisition in 2002. The remaining impairment during the nine months ended September 30, 2009 was primarily associated with real estate held for sale that was originally acquired for store expansion. Impairment of real estate held for sale during the nine months ended September 30, 2008 reflects a $0.4 million impairment associated with the real estate project and $1.3 million of impairments associated with real estate held for sale that was originally acquired for store expansion.
          BankAtlantic tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Based on the results of an interim impairment evaluation, BankAtlantic recorded an impairment charge of $9.1 million during the three months ended March 31, 2009. BankAtlantic performed its annual goodwill impairment test as of September 30, 2009 and determined that its remaining goodwill of $13.1 million in its capital services reporting unit was not impaired as the fair value of our capital services reporting unit exceeded the fair value of the net assets by $22.6 million. If market conditions do not improve or deteriorate further, BankAtlantic may recognize additional goodwill impairment charges in subsequent periods.

BankAtlantic Bancorp, Inc. and Subsidiaries
          In October 2008, the FDIC adopted a restoration plan to restore its insurance fund to a predefined level. In June 2009, the FDIC imposed a special assessment on all depository institutions of five basis points on adjusted total assets. BankAtlantic’s portion of the FDIC depository institution special assessment was estimated at $2.4 million.
          The increase in other non-interest expense for the three and nine months ended September 30, 2009 compared to the same 2008 periods related to higher deposit insurance premiums. BankAtlantic deposit insurance premiums increased by $1.5 million and $4.3 million, respectively, during the three and nine months ended September 30, 2009 compared to the same 2008 periods. These higher deposit insurance premium were partially offset by lower general operating expenses directly related to management’s expense reduction initiatives.
Parent Company Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2009	2008	Change	2009	2008	Change

Net interest expense	$(3,633)	(4,778)	1,145	(11,460)	(14,476)	3,016
Provision for loan losses	(11,340)	(8,290)	(3,050)	(19,636)	(17,736)	(1,900)

Net interest expense after provision for loan losses	(14,973)	(13,068)	(1,905)	(31,096)	(32,212)	1,116
Non-interest income	364	1,476	(1,112)	(149)	4,244	(4,393)
Non-interest expense	2,175	2,042	133	5,740	5,383	357

Loss before income taxes	(16,784)	(13,634)	(3,150)	(36,985)	(33,351)	(3,634)
Income tax benefit	—	(4,744)	4,744	—	(11,574)	11,574

Parent company loss	$(16,784)	(8,890)	(7,894)	(36,985)	(21,777)	(15,208)

          The decline in net interest expense during the three and nine month periods ended September 30, 2009 compared to the same 2008 periods primarily resulted from lower average interest rates during the 2009 periods. Average rates on junior subordinated debentures decreased from 6.72% during the three and nine months ended September 30, 2008 to 4.88% and 5.36%, respectively, during the same 2009 periods reflecting lower LIBOR interest rates during the 2009 periods compared to the 2008 periods. The average balances on junior subordinated debentures during the three and nine months ended September 30, 2009 were $302.0 million and $298.2 million compared to $294.2 million and $294.2 million, respectively, during the same periods during 2008. The increase in junior subordinated debenture balances resulted from the Parent Company’s decision to defer interest payments. Also included in net interest expense during the three and nine months ended September 30, 2009 was $60,000 and $294,000, respectively, of interest income on two performing loans with an aggregate outstanding balance of $3.3 million. Interest income on loans for the three and nine months ended September 30, 2008 was $58,000 and $175,000, respectively.
          The decline in non-interest income during the three and nine months ended September 30, 2009 was primarily the result of securities activities. During the three months ended September 30, 2008, the Parent Company recognized a $1.1 million gain from the sale of its entire interest in Stifel warrants compared to no gains on securities activities during the three months ended September 30, 2009. During the nine months ended September 30, 2009, the Parent Company recognized a $1.4 million other than temporary decline in value of an investment in an unrelated financial institution and recognized a $120,000 gain from the sale of 250,233 shares of Stifel common stock received in connection with the contingent earn-out payment from the sale of Ryan Beck. During the nine months ended September 30, 2008, the Company recognized $3.7 million and $1.3 million of gains on the sale of Stifel warrants and private equity investments, respectively. These gains were partially offset by $0.9 million of losses on the sale of Stifel common stock and a $1.1 million other than temporary impairment on a private equity investment.
          Non-interest expenses for the three and nine months ended September 30, 2009 and 2008 consisted primarily of executive compensation, investor relations costs, professional fees and costs to service loans and real estate owned. The increase in non-interest expenses was primarily the result of higher legal fees and operating costs of the Company’s loan work-out subsidiary. The increased legal costs were associated with securities class-action lawsuits filed against the Company. The increase in the work-out subsidiary operating costs related to the cost of loan foreclosures and the maintenance of foreclosed properties.
          During the three and nine months ended September 30, 2008, the Parent Company recognized a tax benefit in connection with its operating losses for the periods. During the comparable 2009 periods, the Parent Company established a

BankAtlantic Bancorp, Inc. and Subsidiaries
deferred tax valuation allowance associated with the 2009 operating losses for the periods. The deferred tax valuation allowance was established for the 2009 periods as management believes that it is not more-likely-than-not that these tax benefits will be realized.
          In March 2008, BankAtlantic transferred non-performing loans to a work-out subsidiary of the Parent Company. The composition of these loans as of September 30, 2009 and December 31, 2008 was as follows (in thousands):

	September 30,	December 31,
	2009	2008

Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$15,508	22,019
Land acquisition and development	13,981	16,759
Land acquisition, development and construction	18,454	29,163

Total commercial residential real estate	47,943	67,941
Commercial non-residential real estate	5,577	11,386

Total non-accrual loans	53,520	79,327
Allowance for loan losses — specific reserves	(18,680)	(11,685)

Non-accrual loans, net	34,840	67,642
Performing commercial non-residential loans, net of allowance for loan losses	3,255	2,259

Loans receivable, net	$38,095	69,901

          During the nine months ended September 30, 2009, the Parent Company’s work-out subsidiary received $5.8 million from loan payments and the sale of a foreclosed property, transferred a $1.0 million loan from non-accrual to performing, charged-off $12.6 million of loans and foreclosed on three properties aggregating $6.3 million.
          The Parent Company’s non-accrual loans include large loan balance lending relationships. As a consequence, four relationships account for 50% of its $53.5 million of non-accrual loans as of September 30, 2009. The following table outlines general information about these relationships as of September 30, 2009 (in thousands):

	Carrying	Specific	Date Loan	Date Placed	Default	Collateral	Date of Last
Relationships	Amount	Reserves	Originated	on Nonaccrual	Date (4)	Type	Appraisal

Residential Land Developers
Relationship No. 1 (1)	$7,873	4,530	Sep-05	Q3-2007	Q4-2008	Builder Land	Jun-09
Relationship No. 2	7,382	2,870	Jan-06	Q1-2008	Q1-2008	Land A&D (5)	May-09
Relationship No. 3 (2)	6,188	1,067	Mar-05	Q3-2007	Q1-2008	Builder Land	Aug-09
Relationship No. 4 (3)	5,225	—	Apr-04	Q3-2007	Q4-2007	Land AD&C (5)	Aug-09

Total	$26,668	8,467

(1)	During 2008, the Company recognized partial charge-offs on relationship No. 1 of $6.9 million.

(2)	During 2008 and the third quarter of 2009, the Company recognized partial charge-offs on relationship No. 3 aggregating $13.7 million.

(3)	During 2008, BankAtlantic recognized partial charge-offs on relationship No. 4 of $4.6 million.

(4)	The default date is defined as the date of the initial missed payment prior to default.

(5)	Acquisition and development (“A&D”).
          The loans that comprise the above relationships are all collateral dependent. As such, we established specific reserves or recognized partial charge-offs on these loans based on the fair value of the collateral less costs to sell. The fair value of the collateral was determined using unadjusted third party appraisals for all relationships. BankAtlantic performs quarterly impairment analyses on these credit relationships subsequent to the date of the appraisal and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal date. However, BankAtlantic’s policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure. A full appraisal is obtained at the date of foreclosure.

BankAtlantic Bancorp, Inc. and Subsidiaries
          The activity in the Parent Company’s allowance for loan losses was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Balance, beginning of period	$15,399	7,702	11,685	—
Loans charged-off	(8,051)	(8,290)	(12,633)	(16,474)
Recoveries of loans previously charged-off	—	—	—	—

Net (charge-offs)	(8,051)	(8,290)	(12,633)	(16,474)
Reserves transferred from BankAtlantic	—	—	—	6,440
Provision for loan losses	11,340	8,290	19,636	17,736

Balance, end of period	$18,688	7,702	18,688	7,702

          During the three months ended September 30, 2009, the Parent Company’s work-out subsidiary foreclosed on one loan charging the loan down $1.6 million to the loan’s collateral fair value less cost to sell. During the nine months ended September 30, 2009, the Parent Company foreclosed on three loans charging the loans down $5.1 million.
          Additionally, during the three and nine months ended September 30, 2009 the Parent Company’s work-out subsidiary specific valuation allowance was increased $3.3 million and $7.0 million, respectively, associated with a decline in collateral values on non-performing loans.
BankAtlantic Bancorp, Inc. Consolidated Financial Condition
          The Company has reduced its total assets with a view to improving its regulatory capital ratios. Total assets were decreased by significantly reducing loan purchases and originations, substantially reducing the acquisition of tax certificates and selling securities available for sale. The proceeds from payments on earning assets and securities sales were used to pay down borrowings.
          Total assets at September 30, 2009 were $4.9 billion compared to $5.8 billion at December 31, 2008. The changes in components of total assets from December 31, 2008 to September 30, 2009 are summarized below:
•	Increase in cash and cash equivalents primarily reflecting $99.9 million of higher cash balances at the Federal Reserve Bank associated with daily cash management activities;

•	Decrease in securities available for sale reflecting the sale of $284.0 million of mortgage-backed securities as well as repayments associated with higher residential mortgage refinancings in response to low historical residential mortgage interest rates during 2009;

•	Decrease in tax certificate balances primarily due to redemptions and decreased tax certificate acquisitions during 2009;

•	Decline in FHLB stock related to lower FHLB advance borrowings;

•	Higher residential loans held for sale primarily resulting from increased originations associated with residential mortgage refinancings;

•	Decrease in loan receivable balances associated with repayments of residential loans in the normal course of business combined with a significant decline in loan purchases and originations;

•	Decrease in accrued interest receivable primarily resulting from lower loan balances and a significant decline in interest rates;

•	Increase in real estate owned associated with commercial real estate and residential loan foreclosures; and

•	Decrease in goodwill associated with the impairment of $9.1 million of goodwill.
          The Company’s total liabilities at September 30, 2009 were $4.8 billion compared to $5.6 billion at December 31, 2008. The changes in components of total liabilities from December 31, 2008 to September 30, 2009 are summarized below:
•	A decrease in interest bearing deposit account balances of $28.4 million associated with $286.7 million of lower time deposits and insured money market savings accounts partially offset by $245.8 million of higher interest bearing checking account balances;

BankAtlantic Bancorp, Inc. and Subsidiaries
•	A $68.1 million increase in non-interest-bearing deposit balances primarily due to increased customer balances in checking accounts;

•	Lower FHLB advances and short term borrowings due to repayments using proceeds from the sales of securities, loan repayments and increases in deposit account balances; and

•	Increase in junior subordinated debentures liability due to interest deferrals.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
          The Company’s principal source of liquidity is its cash, investments and funds obtained from its wholly-owned work-out subsidiary. The Company also may obtain funds through dividends from its other subsidiaries, issuance of equity and debt securities, and liquidation of its investments, although no dividends from BankAtlantic are anticipated or contemplated in the foreseeable future. The Company may use its funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, invest in equity securities and other investments, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. At September 30, 2009, BankAtlantic Bancorp had approximately $304.9 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest payments on this indebtedness were approximately $13.4 million based on interest rates at September 30, 2009 and are generally indexed to three-month LIBOR. In order to preserve liquidity in the current difficult economic environment, the Company elected in February 2009 to defer interest payments on all of its outstanding junior subordinated debentures and to cease paying dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow the Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009 and regularly scheduled quarterly interest payments aggregating $10.7 million that would otherwise have been paid during the nine months ended September 30, 2009 were deferred. The Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing, appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Company may end the deferral by paying all accrued and unpaid interest. The Company anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future. The Company’s financial condition and liquidity could be adversely affected if interest payments were deferred for a prolonged time period.
          On August 28, 2009, the Company distributed to each record holder of its Class A Common Stock and Class B Common Stock as of August 24, 2009 non-transferable subscription rights to purchase 4.441 shares of its Class A Common Stock for each share of Class A and Class B Common Stock owned on that date. The subscription price was $2.00 per share and the Company completed the rights offering on September 29, 2009 and issued 37,980,936 shares of its Class A Common Stock to exercising shareholders. The net proceeds from this rights offering were $75.5 million, net of offering costs. The Company used the net proceeds to contribute $75 million of capital to BankAtlantic and the remaining net proceeds will be used for general corporate purposes. During the nine months ended September 30, 2009, the Company contributed $105 million of capital to BankAtlantic.
          The Company may consider pursuing the issuance of additional securities, which could include Class A common stock, debt, preferred stock, warrants or any combination thereof. Any such financing could be obtained through public or private offerings, in privately negotiated transactions or otherwise. Additionally, we could pursue these financings at the Parent Company level or directly at BankAtlantic or both. Any other financing involving the issuance of our Class A common stock or securities convertible or exercisable for our Class A common stock could be highly dilutive for our existing shareholders. There is no assurance that any such financing will be available to us on favorable terms or at all.
          During the year ended December 31, 2008, the Company received $15.0 million of dividends from BankAtlantic. The Company does not anticipate receiving dividends from BankAtlantic during the year ended December 31, 2009 or until economic conditions and the performance of BankAtlantic assets improve. The ability of BankAtlantic to pay dividends or make other distributions to the Company is subject to regulations and prior approval of the Office of Thrift Supervision (“OTS”). The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements

BankAtlantic Bancorp, Inc. and Subsidiaries
or if the OTS believes that a capital distribution by BankAtlantic would constitute an unsafe or unsound action or practice, and there is no assurance that the OTS would approve future applications for capital distributions from BankAtlantic.
          The sale of Ryan Beck to Stifel closed on February 28, 2007, and the sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on certain Ryan Beck revenues during the two-year period immediately following the closing, which ended on February 28, 2009. The Company received its final earn-out payment of $8.6 million paid in 250,233 shares of Stifel common stock in March 2009. The Stifel stock was sold for net proceeds of $8.7 million.
          The Company has the following cash and investments that it believes provide a source for potential liquidity based on values at September 30, 2009.

	As of September 30, 2009
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value

Cash and cash equivalents	$16,105	—	—	16,105
Securities available for sale	219		48	171
Private investment securities	2,036	1,732		3,768

Total	$18,360	1,732	48	20,044

          The loans transferred to the wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans, sales of real estate owned or sales of interests in the subsidiary. The balance of these loans and real estate owned, net of reserves at September 30, 2009 was $44.4 million. During the nine months ended September 30, 2009, the Parent Company received net cash of $3.7 million from its work-out subsidiary.
          The Company and BankAtlantic submitted applications for the U.S. Treasury Capital Purchase Program funds during the fourth quarter of 2008. In September 2009, the Company and BankAtlantic withdrew their applications with the Treasury upon completion of the rights offering described above.
BankAtlantic Liquidity and Capital Resources
          BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit and Treasury and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition or an increase in interest rates may require BankAtlantic to offer higher interest rates to maintain or grow deposits, which may not be successful in generating deposits, or which could increase its cost of funds or reduce its net interest margin. Additionally, BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. BankAtlantic’s unused lines of credit declined from $986 million as of December 31, 2008 to $706 million as of September 30, 2009 due to increases in FHLB line of credit collateral requirements, reduction of lines of credit with financial institutions and the treasury as well as reductions in available collateral due to the sale of mortgage-backed securities and lower loan balances. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, there is a risk that our cost of funds will increase or that the availability of funding sources may decrease.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
agreements to repurchase, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses.
          The FDIC announced that any participating depository institution will be able to provide full deposit insurance coverage for non-interest bearing deposit transaction accounts and interest bearing accounts with rates at or below fifty basis points, regardless of dollar amount. This new, temporary guarantee was originally scheduled to expire at the end of 2009; however, in August 2009, the FDIC extended the program until June 30, 2010. BankAtlantic “opted-in” to the additional coverage on the subject deposits. As a result, BankAtlantic was assessed a 10-basis point surcharge for non-interest bearing deposit transaction account balances exceeding the previously insured amount. The 10-basis point surcharge will be increased to 15 basis points on January 1, 2010.
          In October 2008, the FDIC adopted a restoration plan that increased the rates depository institutions pay for deposit insurance. Under the restoration plan, the assessment rates schedule was raised by 7 basis points for all depository institutions beginning on January 1, 2009 and the assessment rates were raised again on April 1, 2009 based on the risk rating of each financial institution. Additionally, the FDIC imposed a 5 basis point special assessment as of June 30, 2009 that was paid in September 2009. As a consequence, BankAtlantic’s FDIC insurance premium, including the special assessment, increased from $2.0 million for the nine months ended September 30, 2008 to $8.7 million during the same 2009 period. In September 2009, the Board of Directors of the FDIC adopted a Notice of Proposed Rulemaking that would require financial institutions to prepay, in December 2009, their estimated quarterly FDIC insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. BankAtlantic estimates, based on current information, that if the FDIC proposal is enacted its prepaid deposit assessment would be approximately $33 million.
          The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $342.0 million and to obtain a $293 million letter of credit securing public deposits as of September 30, 2009. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $407 million at September 30, 2009. An additional source of liquidity for BankAtlantic is its securities portfolio. As of September 30, 2009, BankAtlantic had $191 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $4.3 million in fundings and at September 30, 2009, BankAtlantic had $2.8 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program. The amount that can be borrowed under this program is dependent on available collateral, and BankAtlantic had unused available borrowings of approximately $108 million as of September 30, 2009, with no amounts outstanding under this program at September 30, 2009. The above lines of credit are subject to periodic review, may be reduced or terminated at any time by the issuer institution. If BankAtlantic’s earnings and credit quality continue to deteriorate and if the current economic trends continue to adversely affect its performance, the above borrowings may be limited, additional collateral may be required or these borrowings may not be available to us at all, in which case BankAtlantic’s liquidity would be materially adversely affected.
               BankAtlantic also has various relationships to acquire brokered deposits, and to execute repurchase agreements, which may be utilized as an alternative source of liquidity. BankAtlantic does not anticipate that its brokered deposit balances will increase significantly in the foreseeable future. At September 30, 2009, BankAtlantic had $145.4 million and $33.4 million of brokered deposits and securities sold under agreements to repurchase outstanding, representing 3.0% and 0.7% of total assets, respectively. Additional repurchase agreement borrowings are subject to available collateral. Additionally, BankAtlantic had total cash on hand or with other financial institutions of $207.3 million as of September 30, 2009.
          BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions have made it more difficult for financial institutions to borrow money. We cannot predict with any degree of certainty how long these market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. There is no assurance that further deterioration in the financial markets will not result in additional market-wide liquidity problems, and affect our liquidity position. BankAtlantic improved its liquidity position by utilizing an increase in deposits, proceeds from the sales of securities available for sale, and repayments of earning assets to repay borrowings, resulting in an $884.4 million reduction in borrowings as of September 30, 2009 compared to December 31, 2008. Additionally, BankAtlantic anticipates continued reductions in assets and borrowings in the foreseeable future.

BankAtlantic Bancorp, Inc. and Subsidiaries
          BankAtlantic’s commitments to originate and purchase loans at September 30, 2009 were $61.1 million and $0, respectively, compared to $46.3 million and $0 million, respectively, at September 30, 2008. At September 30, 2009, total loan commitments represented approximately 1.6% of net loans receivable.
          At September 30, 2009, BankAtlantic had investments and mortgage-backed securities of approximately $29.6 million pledged against securities sold under agreements to repurchase, $5.7 million pledged against public deposits, $4.2 million pledged against treasury tax and loan accounts and $107.5 million pledged at the Federal Reserve.
          BankAtlantic’s future sources of capital are primarily dependent on the Company’s ability to contribute capital to BankAtlantic, BankAtlantic’s ability to issue equity securities and BankAtlantic’s ability to generate earnings. As of September 30, 2009, BankAtlantic’s regulatory capital was in excess of all regulatory “well capitalized” levels. However, the OTS, at its discretion, can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements based on its view of the risk profile of the specific institution. If higher capital requirements are imposed, BankAtlantic could be required to raise additional capital. There is no assurance that additional capital will not be necessary, or that the Company or BankAtlantic would be successful in raising additional capital in subsequent periods. The inability of the Company to raise capital or for BankAtlantic to be deemed “well capitalized” could have a material adverse impact on the Company’s liquidity and capital resources.
          BankAtlantic works closely with its regulators during the course of its exams and on an ongoing basis. Communications with our regulators include providing information on an ad-hoc, one-time or regular basis related to areas of regulatory oversight and bank operations. As part of such communications, BankAtlantic has provided to its regulators forecasts, strategic business plans and other information relating to anticipated asset balances, asset quality, capital levels, expenses, anticipated earnings, levels of brokered deposits and liquidity, and has indicated that BankAtlantic has no plans to pay dividends to its parent. The information which BankAtlantic provides to its regulators is based on estimates and assumptions made by management at the time provided which are inherently uncertain.
          At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio

At September 30, 2009:
Total risk-based capital	$468,758	13.51%	8.00%	10.00%
Tier 1 risk-based capital	402,523	11.60	4.00	6.00
Tangible capital	402,523	8.31	1.50	1.50
Core capital	402,523	8.31	4.00	5.00

At December 31, 2008:
Total risk-based capital	$456,776	11.63%	8.00%	10.00%
Tier 1 risk-based capital	385,006	9.80	4.00	6.00
Tangible capital	385,006	6.80	1.50	1.50
Core capital	385,006	6.80	4.00	5.00
          Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2008.

BankAtlantic Bancorp, Inc. and Subsidiaries
Contractual Obligations and Off Balance Sheet Arrangements —as of September 30, 2009 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Time deposits	$1,113,238	1,039,315	54,100	13,242	6,581
Long-term debt	327,682	—	22,000	11,487	294,195
Advances from FHLB (1)	342,000	342,000	—	—	—
Operating lease obligations held for sublease	29,877	1,271	3,596	2,435	22,575
Operating lease obligations held for use	70,935	7,532	17,630	7,330	38,443
Pension obligation	17,340	1,269	2,995	3,229	9,847
Other obligations	12,800	—	4,800	6,400	1,600

Total contractual cash obligations	$1,913,872	1,391,387	105,121	44,123	373,241

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
          The discussion contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about the Company’s primary market risk which is interest rate risk.
          The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic are unpredictable. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the nine months ended September 30, 2009. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the nine months ended September 30, 2009, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income.”

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act were effective as of September 30, 2009 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
D.W. Hugo, individually and on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. BankAtlantic Bancorp, Inc., Alan B. Levan, Jarett S. Levan, Jay C. McClung, Marcia K. Snyder, Valerie Toalson, James A. White, John E. Abdo, D. Keith Cobb, Steven M. Coldren, and David A. Lieberman, Case No. 0:08-cv-61018-UU, United States District Court, Southern District of Florida
          On July 2, 2008, D.W. Hugo filed a purported class action, which was brought as a derivative action on behalf of the Company pursuant to Florida laws, in the United States District Court for the Southern District of Florida against the Company and the above listed officers and directors. The Complaint alleges that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to the Company’s Commercial Real Estate Loan Portfolio. The Complaint further alleges that the Company’s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and seeks damages on behalf of the Company. On December 2, 2008, the Circuit Court for Broward County stayed a separately filed action captioned Albert R. Feldman, Derivatively on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. Alan B. Levan, et al., Case No. 0846795 07, which attempted to assert substantially the same allegations as in the Hugo matter, but with somewhat different state law causes of action. The court granted the motion to stay the action pending further order of the court and allowing any party to move for relief from the stay, provided the moving party gives at least thirty days’ written notice to all of the non-moving parties. On July 1, 2009, the parties reached a settlement, subject to approval by the Court and the required notice to the Company’s shareholders. The proposed settlement provides for an exchange of mutual releases and a dismissal with prejudice of all claims against all Defendants. There is no additional consideration, monetary or otherwise, for the settlement. The Court has preliminarily approved the settlement, with a final fairness hearing scheduled for November 20, 2009. On July 8, 2009, Albert R. Feldman filed a motion to intervene in the Hugo action for the limited purpose of staying the Hugo action in favor of the prosecution of his pending state court action, which motion was denied on September 1, 2009.
Joel and Elizabeth Rothman, on behalf of themselves and all persons similarly situated vs. BankAtlantic, Case No. 09-059341 (07), Circuit Court of the 17th Judicial Circuit for Broward County, Florida.
     On November 2, 2009, Joel and Elizabeth Rothman filed a purported class action against BankAtlantic in Florida state court. The six-count Complaint asserts claims for breach of contract, breach of duty of good faith and fair dealing, unjust enrichment, conversion, and usury. Each of these counts is related to BankAtlantic’s collection of overdraft fees. The Complaint alleges that BankAtlantic failed to adequately warn its customers about overdrafts, failed to give its customers the ability to opt out of an automatic overdraft protection program and manipulated debit card transactions. The Plaintiffs seek to represent three classes of BankAtlantic customers in the State of Florida who were assessed overdraft fees.

BankAtlantic Bancorp, Inc. and Subsidiaries

Item 1A.	Risk Factors.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
     At September 30, 2009 and December 31, 2008, the Company’s consolidated nonperforming loans totaled $348.4 million and $287.4 million, or 8.64% and 6.65% of our loan portfolio, respectively. At September 30, 2009 and December 31, 2008, the Company’s consolidated nonperforming assets (which include foreclosed real estate) were $388.5 million and $307.9 million, or 7.86% and 5.30% of total assets, respectively. In addition, the Company had, on a consolidated basis, approximately $59.8 million and $95.3 million in accruing loans that were 30-89 days delinquent at September 30, 2009 and December 31, 2008, respectively. Our nonperforming assets adversely affect our net income in various ways. Until economic and real estate market conditions improve, particularly in Florida but also nationally, we expect to continue to incur additional losses relating to an increase in nonperforming loans and nonperforming assets. We do not record interest income on nonperforming loans or real estate owned. When we receive the collateral in foreclosures and similar proceedings, we are required to mark the related collateral to the then fair market value, which often results in a loss. These loans and real estate owned also increase our risk profile and increases in the level of nonperforming loans and nonperforming assets could impact our regulators’ view of appropriate capital levels in light of such risks. While we seek to manage our problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future or that our nonperforming assets will not result in further losses in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
          (c) The table below provides the number of shares of our Class A Common shares purchased by BFC Financial Corporation during the third quarter of 2009:
Shares purchased by
BFC Financial Corporation:

	Total Number of	Average Price
Period	Shares Purchased	Per Share
July, 2009	—	—
August, 2009	—	—
September, 2009	14,943,622 (1)	$2.00

(1)	Represents shares purchased in the Company’s rights offering to its shareholders which was completed on September 29, 2009.

BankAtlantic Bancorp, Inc. and Subsidiaries

Item 6.	Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Signatures
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BANKATLANTIC BANCORP, INC.

November 9, 2009	By:	/s/ Alan B. Levan

Date		Alan B. Levan
Chief Executive Officer/
Chairman/President

November 9, 2009	By:	/s/ Valerie C. Toalson

Date		Valerie C. Toalson
Executive Vice President,
Chief Financial Officer