Form 10-K
period 2009-12-31
BANKATLANTIC BANCORP INC
filed 2010-03-19
CIK 921768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number
001-13133
BankAtlantic Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Florida	65-0507804
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2100 West Cypress Creek Road
Ft. Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)
(954) 940-5000
(Registrant’s telephone number, including area code)
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock,	New York Stock Exchange
Par Value $0.01 Per Share
SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     The aggregate market value of the voting common equity held by non-affiliates was $28.7 million, computed by reference to the closing price of the registrant’s Class A Common Stock on June 30, 2009. The registrant does not have any non-voting common equity.
     The number of shares of the registrant’s Class A Common Stock outstanding on March 11, 2010 was 48,264,842. The number of shares of the registrant’s Class B Common Stock outstanding on March 11, 2010 was 975,225.
     Portions of the registrant’s Definitive Proxy Statement relating to its 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I
ITEM I. BUSINESS
Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (the “Company”, which may also be referred to as “we,” “us,” or “our”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, decreases in real estate values, and increased unemployment on our business generally, our regulatory capital ratios, and the ability of our borrowers to service their obligations and of our customers to maintain account balances; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans (including those held in the asset workout subsidiary of the Company) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in our trade area, and where our collateral is located; the quality of our real estate based loans including our residential land acquisition and development loans (including Builder land bank loans, Land acquisition and development loans and Land acquisition, development and construction loans) as well as Commercial land loans, other Commercial real estate loans, Residential loans and Consumer loans, and conditions specifically in those market sectors; the quality of our Commercial business loans and conditions specifically in that market sector; the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; new consumer banking regulations and the effect on our service fee income; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities, the value of our assets and on the ability of our borrowers to service their debt obligations and maintain account balances; BankAtlantic’s initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing results which do not justify their costs; the success of our expense reduction initiatives and the ability to achieve additional cost savings or to maintain the current lower expense structure; and the impact of periodic valuation testing of goodwill, deferred tax assets and other assets. Past performance, actual or estimated new account openings and growth may not be indicative of future results. Forward-looking statements in this document relating to the Company’s cash offers to purchase the outstanding Trust Preferred Securities (“TruPS”) are subject to the risk that the requisite holders of the particular series of TruPS to which each offer relates do not consent and tender, and that if received we are not able to obtain financing upon acceptable terms, in amounts sufficient to complete the offers, if at all. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in this annual report on Form 10-K, including Item 1A. Risk Factors. The Company cautions that the foregoing factors are not exclusive.
The Company
     We are a Florida-based bank holding company and own BankAtlantic and its subsidiaries. BankAtlantic provides a full line of products and services encompassing retail and business banking. We report our operations through two business segments consisting of BankAtlantic and BankAtlantic Bancorp, (the “Parent Company”.) Detailed operating financial information by segment is included in note 27 to the Company’s consolidated financial statements. On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. As a consequence, the Company exited this line of business and the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Company’s consolidated financial statements.

     Our Internet website address is www.bankatlanticbancorp.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Our Internet website and the information contained in or connected to our website are not incorporated into, and are not part of this Annual Report on Form 10-K.
     As of December 31, 2009, we had total consolidated assets of approximately $4.8 billion and stockholders’ equity of approximately $142 million.
BankAtlantic
     BankAtlantic is a federally-chartered, federally-insured savings bank organized in 1952. It is one of the largest financial institutions headquartered in Florida and provides traditional retail banking services and a wide range of business banking products and related financial services through a network of 100 branches or “stores” in southeast Florida and the Tampa Bay area, primarily in the metropolitan areas surrounding the cities of Miami, Ft. Lauderdale, West Palm Beach and Tampa, which are located in the heavily-populated Florida counties of Miami-Dade, Broward, Palm Beach, Hillsborough and Pinellas.
     BankAtlantic’s primary business activities have included:
•	attracting checking and savings deposits from individuals and business customers,

•	originating commercial real estate, middle market, consumer home equity and small business loans,

•	purchasing wholesale residential loans, and

•	investing in mortgage-backed securities and tax certificates.
     BankAtlantic’s business strategy
     BankAtlantic began its “Florida’s Most Convenient Bank” strategy in 2002, when it introduced seven-day banking in Florida. This banking initiative has contributed to a significant increase in core deposits (demand deposit accounts, NOW checking accounts and savings accounts). BankAtlantic’s core deposits increased from approximately $600 million as of December 31, 2001 to $2.6 billion as of December 31, 2009. Additionally, while the increase in core deposits during 2009 may reflect, in part, market conditions generally, we believe that the implementation of our local market management strategy in 2008 and our relationship marketing strategy in 2009 have enhanced our visibility in our market, increased customer loyalty and contributed significantly to the increase in core deposit balances.
     BankAtlantic exceeded all applicable regulatory capital requirements and was considered a “well capitalized” financial institution at December 31, 2009. See “Regulation and Supervision — Capital Requirements” for an explanation of capital standards. Management has implemented initiatives with a view toward maintaining adequate capital in response to the current adverse economic environment. These initiatives primarily include the reduction of risk-based asset levels through loan and securities repayments in the ordinary course, eliminating cash dividends to the Parent Company, and reducing expenses. These initiatives, while important to maintaining capital ratios, have also negatively impacted operations as the reduction in asset levels resulted in the reduction in earning assets adversely impacting our net interest income. Another source of regulatory capital for BankAtlantic was capital contributions from BankAtlantic Bancorp. During 2009 and 2008, BankAtlantic Bancorp contributed $105 million and $65 million, respectively, of capital to BankAtlantic. The $105 million capital contribution during 2009 was partially funded by the completion by BankAtlantic Bancorp of a $75 million rights offering.
     BankAtlantic structures its underwriting policies and procedures with a goal of balancing its ability to offer competitive and profitable products and services to its customers while minimizing its exposure to credit risk. However, the economic recession and the substantial decline in real estate values throughout the United States, and particularly in Florida, have had an adverse impact on the credit quality of our loan portfolio. In response, we have taken steps to attempt to address credit risk which included:
•	Focused efforts and enhanced staffing relating to loan work-outs, collection processes and valuations;

•	Substantially reduced the origination of land and residential acquisition, development and construction loans;

•	Substantially reduced home equity loan originations through new underwriting requirements based on lower market values of collateral;

•	Transferred certain non-performing commercial real estate loans to the Parent Company in March 2008 in exchange for $94.8 million; and

•	Froze certain home equity loan unused lines of credit based on declines in borrower credit scores or the value of loan collateral;
     Notwithstanding the above, there is no assurance that the above initiatives will reduce the credit risk in our loan portfolio. During 2009, our allowance for loan losses increased from $137.3 million at December 31, 2008 to $187.2 million at December 31, 2009 reflecting the continued deteriorating of economic conditions in our markets.
     We also continued our initiatives to decrease operating expenses during 2009. These initiatives included lowering advertising and marketing expenditures, maintaining reduced store and call center hours and reductions in back-office operations, and staffing levels, and renegotiating vendor contracts. During 2010, management intends to seek further efficiencies and to maintain its decreased expense organizational structure. BankAtlantic is also continuing to evaluate its products and services as well as its delivery systems and back-office support infrastructure with a view toward enhancing its operational efficiency.
     As part of BankAtlantic’s efforts to diversify its loan portfolio, during 2009, BankAtlantic focused on originating small business and middle market commercial loans through its retail and lending networks. BankAtlantic anticipates a continued emphasis on small business and middle market lending and expects the percentage represented by its commercial real estate and residential mortgage loan portfolio balances to decline during 2010 through the scheduled repayment of existing loans and significant reductions in commercial real estate loan originations and residential loan purchases.
     Loan Products
     BankAtlantic offers a number of lending products to its customers. Historically, primary lending products have included residential loans, commercial real estate loans, consumer loans and small and middle market business loans.
     Residential: Historically, BankAtlantic has purchased residential loans in the secondary markets that have been originated by other institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. Residential loans are typically purchased in bulk and are generally non-conforming loans under agency guidelines due to the size of the individual loans (“jumbo loans”). BankAtlantic set general guidelines for loan purchases relating to loan amount, type of property, state of residence, loan-to-value ratios, the borrower’s sources of funds, appraised amounts and loan documentation, but actual purchases will generally reflect availability and market conditions, and may vary from BankAtlantic’s general guidelines. Included in these purchased residential loans are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate adjustments and when required amortization of the principal amount commences. These payment increases could affect a borrower’s ability to repay the loan and lead to increased defaults and losses. At December 31, 2009, BankAtlantic’s residential loan portfolio included $776.2 million of interest-only loans, $65.2 million of which will become fully amortizing and have interest rates reset in 2010. The credit scores and loan-to-value ratios for interest-only loans are similar to those of amortizing loans. BankAtlantic has attempted to manage the credit risk associated with these loans by limiting purchases of interest-only loans to those originated to borrowers that it believes to be credit worthy, with loan-to-value and total debt to income ratios within agency guidelines. BankAtlantic does not purchase or originate sub-prime, option-arm, “pick-a-payment” or negative amortizing residential loans. Loans in the purchased residential loan portfolio generally do not have prepayment penalties. As part of its initiative to reduce assets with a view toward improving liquidity and regulatory capital ratios, BankAtlantic did not purchase any bulk residential loans during the year ended December 31, 2009.
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
     Commercial Real Estate: BankAtlantic provides commercial real estate loans for acquisition, development and construction of various types of properties including office buildings, retail shopping centers, residential construction and other non-residential properties. BankAtlantic also provides loans to acquire or refinance existing income-producing properties. These loans are primarily secured by property located in Florida. Commercial real estate loans are generally originated in amounts based upon the appraised value of the collateral or estimated cost to construct, generally have a loan to value ratio at the time of origination of less than 80%, and generally require that one or more of the principals of the borrowing entity guarantee these loans. Most of these loans have variable interest rates and are indexed to either prime or LIBOR rates.
     Historically, we made three categories of commercial real estate loans that we believe have resulted in significant exposure to BankAtlantic based on declines in the Florida residential real estate market. These categories are Builder land bank loans, Land acquisition and development loans, and Land acquisition, development and construction loans. The Builder land bank loan category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders. These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the sale of the property pursuant to the options. If the lots are not sold as originally anticipated, BankAtlantic anticipates that the borrower may not be in a position to service the loan, with the likely result being an increase in nonperforming loans and loan losses in this category. The Land acquisition and development loan category consists of loans secured by residential land which was intended to be developed by the borrower and sold to homebuilders. We believe that the underwriting on these loans was generally more stringent than Builder land bank loans, as an option agreement with a regional or national builder did not exist at the origination date. The Land acquisition, development and construction loans are secured by residential land which was intended to be fully developed by the borrower who also might have plans to construct homes on the property. These loans generally involved property with a longer investment and development horizon, and are guaranteed by the borrower or individuals such that it is expected that the borrower will have the ability to service the debt for a longer period of time. However, based on the declines in value in the Florida real estate market, all loans collateralized by Florida real estate expose the Bank to significant risk.
     BankAtlantic has also originated commercial non-residential land loans and commercial non-residential construction loans. These loans generally have higher credit exposure than commercial income producing commercial loans. BankAtlantic has significantly decreased the origination of these commercial land and commercial non-residential construction loans beginning in 2008.
     BankAtlantic has historically sold participations in certain commercial real estate loans that it originated, and administers the loan and provides participants periodic reports on the progress of the project for which the loan was made. Major decisions regarding the loans are made by the participants on either a majority or unanimous basis. As a result, BankAtlantic generally cannot significantly modify the loans without either majority or unanimous consent of the participants. BankAtlantic’s sale of loan participations has the effect of reducing its exposure on individual projects and was required in some cases, in order to comply with the regulatory “loans to one borrower” limitations. BankAtlantic has also purchased commercial real estate loan participations from other financial institutions and in such cases, BankAtlantic may not be in a position to control decisions made with respect to the loans.

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
     Consumer: Consumer loans primarily consist of loans to individuals originated through BankAtlantic’s retail network. Approximately 97% of consumer loans are home equity lines of credit secured by a first or second mortgage on the primary residence of the borrower. Approximately 24% of home equity lines of credit balances are secured by a first mortgage on the property. Home equity lines of credit have prime-based interest rates and generally mature in 15 years. Other consumer loans generally have fixed interest rates with terms ranging from one to five years. The credit quality of consumer loans is adversely impacted by increases in the unemployment rate and declining real estate values. During 2008 and 2009, BankAtlantic experienced higher than historical losses in this portfolio as a result of deteriorating economic conditions. In an attempt to address this issue, BankAtlantic has adopted more stringent underwriting criteria for consumer loans which has had the effect of significantly reducing consumer loan originations.
     Middle Market commercial business: BankAtlantic lends on both a secured and unsecured basis, although the majority of its loans are secured. Middle market business loans are typically secured by the receivables, inventory, equipment, real estate, and/or general corporate assets of the borrowers. These loans generally have variable interest rates that are Prime or LIBOR based and are typically originated for terms ranging from one to five years.
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
     The composition of the loan portfolio was (in millions):

	As of December 31,
	2009		2008		2007		2006		2005
	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct
Loans receivable:

Real estate loans:

Residential	$1,550	42.35	1,930	45.34	2,156	47.66	2,151	46.81	2,030	43.92

Consumer — home equity	670	18.31	719	16.89	676	14.94	562	12.23	514	11.12
Construction and development	223	6.09	301	7.07	416	9.20	475	10.34	785	16.99

Commercial	897	24.51	930	21.85	882	19.49	973	21.17	979	21.18

Small business	213	5.82	219	5.14	212	4.69	187	4.07	152	3.29

Other loans:

Commercial business	154	4.21	143	3.36	131	2.90	157	3.42	88	1.90
Small business — non-mortgage	99	2.70	108	2.54	106	2.34	98	2.13	83	1.80

Consumer	21	0.57	26	0.61	31	0.68	26	0.57	27	0.59
Residential loans held for sale	4	0.11	3	0.07	4	0.09	9	0.20	3	0.06

Total	3,831	104.67	4,379	102.87	4,614	101.99	4,638	100.94	4,661	100.85

Adjustments:
Unearned discounts (premiums)	(3)	-0.08	(3)	-0.07	(4)	-0.09	(1)	-0.02	(2)	-0.04

Allowance for loan losses	174	4.75	125	2.94	94	2.08	44	0.96	41	0.89

Total loans receivable, net	$3,660	100.00	4,257	100.00	4,524	100.00	4,595	100.00	4,622	100.00

     At March 31, 2008, BankAtlantic transferred $101.5 million of non-performing commercial loans to a subsidiary of the Parent Company.
     Included in BankAtlantic’s commercial and construction and development loan portfolios were the following commercial residential loans (in millions):

	As of December 31,
	2009	2008	2007
Builder land bank loans	$44	62	150
Land acquisition and development loans	172	210	245
Land acquisition, development and construction loans	11	32	108

Total commercial residential loans (1)	$227	304	503

(1)	At March 31, 2008, $101.5 million of non-performing loans were transferred to a subsidiary of the Parent Company.
     Investments
     Securities Available for Sale: BankAtlantic invests in obligations of, or securities guaranteed by the U.S. government or its agencies, such as mortgage-backed securities and real estate mortgage investment conduits (REMICs), which are accounted for as securities available for sale. BankAtlantic’s securities available for sale portfolio at December 31, 2009 reflects a decision to seek high credit quality and securities guaranteed by government sponsored enterprises in an attempt to minimize credit risk in its investment portfolio to the extent possible. The available for sale securities portfolio serves as a source of liquidity as well as a means to moderate the effects of interest rate changes. The decision to purchase and sell securities from time to time is based upon a current assessment of the economy, the interest rate environment, and capital and liquidity strategies and requirements. BankAtlantic’s investment portfolio does not include credit default swaps, commercial paper, collateralized debt obligations, structured investment vehicles, auction rate securities, trust preferred securities or equity securities in Fannie Mae or Freddie Mac.
     Tax Certificates: Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state and local taxing authorities. A tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Certain municipalities bulk sale their entire tax certificates for the prior year by auctioning the portfolio to the highest bidder instead of auctioning each certificate separately. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. The minimum repayment to satisfy the lien is the certificate amount plus the interest accrued through the redemption date, plus applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void and lose its value. BankAtlantic’s experience with this type of investment has generally been favorable because the rates earned are generally higher than many alternative investments and substantial repayments typically occur over a one-year period. During 2008, BankAtlantic discontinued acquiring tax certificates through bulk acquisitions as it experienced higher than historical losses from these types of acquisitions. During 2009 BankAtlantic purchased tax certificates primarily in Florida and expects that the majority of tax certificates it acquires in 2010 will be in Florida.

     The composition, yields and maturities of BankAtlantic’s securities available for sale, investment securities and tax certificates were as follows (dollars in thousands):

			Corporate
		Mortgage-	Bond		Weighted
	Tax	Backed	and		Average
	Certificates	Securities	Other	Total	Yield

December 31, 2009
Maturity: (1)
One year or less	$79,099	2	250	79,351	5.66%
After one through five years	33,373	123	—	33,496	5.65
After five through ten years	—	31,121	—	31,121	4.60
After ten years	—	288,046	—	288,046	3.28

Fair values (2)	$112,472	319,292	250	432,014	4.00%

Amortized cost (2)	$110,991	307,314	250	418,555	5.35%

Weighted average yield based on fair values	5.66	3.41	4.30	4.00
Weighted average maturity (yrs)	1.30	20.65	0.67	15.69

December 31, 2008
Fair values (2)	$224,434	699,224	250	923,908	5.25%

Amortized cost (2)	$213,534	687,344	250	901,128	6.00%

December 31, 2007
Fair values (2)	$188,401	788,461	681	977,543	5.90%

Amortized cost (2)	$188,401	785,682	685	974,768	6.06%

(1)	Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 2 years).

(2)	Equity and tax exempt securities held by the Parent Company with a cost of $1.5 million, $3.6 million, and $162.6 million and a fair value of $1.5 million, $4.1 million, and $179.5 million, at December 31, 2009, 2008 and 2007, respectively, were excluded from the above table. At December 31, 2009, equities held by BankAtlantic with a cost of $0.8 million and a fair value of $0.8 million were excluded from the above table.

     A summary of the amortized cost and gross unrealized appreciation or depreciation of estimated fair value of tax certificates and investment securities and available for sale securities follows (in thousands):

	December 31, 2009 (1)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Appreciation	Depreciation	Fair Value

Tax certificates and investment securities:
Tax certificates:
Cost equals market	$110,991	1,481	—	112,472
Securities available for sale:
Investment securities:
Cost equals market	250	—	—	250
Market over cost	—	—	—	—
Cost over market	—	—	—	—
Mortgage-backed securities :
Cost equals market	—	—	—	—
Market over cost	285,200	11,998	—	297,198
Cost over market	22,114	—	20	22,094

Total	$418,555	13,479	20	432,014

1)	The above table excludes Parent Company equity securities with a cost and fair value of $1.5 million at December 31, 2009. At December 31, 2009, equities held by BankAtlantic with a cost and fair value of $0.8 million were excluded from the above table.
     Deposit products and borrowed funds:
     Deposits: BankAtlantic offers checking and savings accounts to individuals and business customers. These include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts and IRA and Keogh retirement accounts. BankAtlantic also obtains deposits from brokers and municipalities. BankAtlantic solicits deposits from customers in its geographic market through marketing and relationship banking activities primarily conducted through its sales force and store network. BankAtlantic has primarily solicited deposits at its branches (or stores) through its “Florida’s Most Convenient Bank” initiative. During 2008, BankAtlantic began participating in the Certificate of Deposit Account Registry Services (“CDARS”) program. This program allows BankAtlantic to offer to its customers federally insured deposits up to $50 million. BankAtlantic has elected to participate in the FDIC’s “Transaction Account Guarantee Program” whereby the FDIC through June 30, 2010 fully insures BankAtlantic’s entire portfolio of non-interest bearing deposits, and interest-bearing deposits with rates at or below fifty basis points and, subject to applicable terms, insures up to $250,000 of other deposit accounts. See note 13 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s deposit accounts.
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

     Other Short-Term Borrowings: BankAtlantic’s short-term borrowings generally consist of securities sold under agreements to repurchase, treasury tax and loan borrowings.
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
Parent Company
     The Parent Company (“Parent”) operations primarily consist of financing the capital needs of BankAtlantic and its subsidiaries and management of the asset work-out subsidiary. In March 2008, the Parent Company used a portion of the proceeds obtained from the sale of Ryan Beck to Stifel to purchase from BankAtlantic $101.5 million of non-performing loans at BankAtlantic’s carrying value. These loans are held in an asset workout subsidiary wholly-owned by the Parent Company, which has entered into an agreement with BankAtlantic to service the transferred non-performing loans. The Parent also has arrangements with BFC Financial Corporation (“BFC”) for BFC to provide certain human resources, insurance management, investor relations, and other administrative services to the Parent and its subsidiaries. The largest expense of the Parent Company is interest expense on junior subordinated debentures issued in connection with trust preferred securities. The Company has the right to defer quarterly payments of interest on the junior subordinated debentures for a period not to exceed 20 consecutive quarters without default or penalty. During all four quarters during 2009 and during the first quarter of 2010, the Company notified the trustees under its junior subordinated debentures that it has elected to defer its quarterly interest payments. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. Additionally, during the deferral period, the Company may not pay dividends on or repurchase its common stock. The Parent Company deferred the interest and dividend payments in order to preserve its liquidity in response to current economic conditions. In January 2010, BankAtlantic Bancorp commenced cash offers to purchase the outstanding trust preferred securities. See note 17 to the “Notes to Consolidated Financial Statements” for more information regarding the Company’s cash tender offer for its trust preferred securities.

     The Parent Company had the following cash and investments as of December 31, 2009 (in thousands). There is no assurance that we would receive proceeds equal to the estimated fair value upon the liquidation of the equity securities.

	December 31, 2009
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
	Value	Appreciation	Depreciation	Fair Value

Cash and cash equivalents	$14,002	—	—	14,002
Equity securities	1,510	—	6	1,504

Total	$15,512	—	6	15,506

     The Parent Company’s work-out subsidiary had the following loans and real estate owned as of December 31, 2009:

(in millions)	Amount
Builder land bank loans	$14
Land acquisition and development loans	10
Land acquisition, development and construction loans	15
Commercial	9

Total commercial loans	48
Real estate owned	11

Total loans and real estate owned	$59

Employees
     Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.
     The number of employees at the indicated dates was:

	December 31, 2009		December 31, 2008
	Full-	Part-	Full-	Part-
	Time	time	time	time
BankAtlantic Bancorp	6	—	6	—
BankAtlantic	1,426	212	1,698	143

Total	1,432	212	1,704	143

Competition
     The banking and financial services industry is very competitive and is in a transition period. The financial services industry is experiencing a severe downturn and there is increased competition in the marketplace. We expect continued consolidation in the financial service industry creating larger financial institutions. Our primary method of competition is emphasis on relationship banking, customer service and convenience, including our Florida’s Most Convenient Bank initiative.
     We face substantial competition for both loans and deposits. Competition for loans comes principally from other banks, savings institutions and other lenders. This competition could decrease the number and size of loans that we make and the interest rates and fees that we receive on these loans.

     We compete for deposits with banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds and mutual funds, many of which are uninsured. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to attract new deposits. Increased competition for deposits could increase our cost of funds, reduce our net interest margin and adversely affect our results of operations.
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
     Loans to One Borrower. Under HOLA, savings banks are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and not fully secured by collateral may not exceed 15% of the savings bank’s unimpaired capital and unimpaired surplus. In addition to, and separate from, the 15% limitation, the total amount of loans and extensions of credit made by a savings bank to one borrower or related group of borrowers outstanding at one time and fully secured by readily-marketable collateral may not exceed 10% of the savings bank’s unimpaired capital and unimpaired surplus. Readily-marketable collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2009, BankAtlantic’s limit on loans to one borrower was approximately $76.6 million. At December 31, 2009, BankAtlantic’s largest aggregate amount of loans to one borrower was approximately $37.8 million and the second largest borrower had an aggregate balance of approximately $36.9 million.
     QTL Test. HOLA requires a savings bank to meet a QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly average basis in at least nine months out of every twelve months. A savings bank that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. At December 31, 2009, BankAtlantic maintained approximately 74% of its portfolio assets in qualified thrift investments. BankAtlantic had also satisfied the QTL test in each of the nine months prior to December 2009 and, therefore, was a QTL.
     Capital Requirements. The OTS regulations require savings banks to meet three minimum capital standards:
•	a tangible capital requirement for savings banks to have tangible capital in an amount equal to at least 1.5% of adjusted total assets;
•	a leverage ratio requirement:
•	for savings banks assigned the highest composite rating of 1, to have core capital in an amount equal to at least 3% of adjusted total assets; or
•	for savings banks assigned any other composite rating, to have core capital in an amount equal to at least 4% of adjusted total assets, or a higher percentage if warranted by the particular circumstances or risk profile of the savings bank; and
•	a risk-based capital requirement for savings banks to have capital in an amount equal to at least 8% of risk-weighted assets.
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
     At December 31, 2009, BankAtlantic exceeded all applicable regulatory capital requirements. See note 21 to the “Notes to the Consolidated Financial Statements” for actual capital amounts and ratios.
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
     The OTS regulates all capital distributions by BankAtlantic directly or indirectly to us, including dividend payments. BankAtlantic currently must file an application to receive the approval of the OTS for a proposed capital distribution, as the total amount of all of BankAtlantic’s capital distributions (including any proposed capital distribution) for the applicable calendar year exceeds BankAtlantic’s net income for that year-to-date period plus BankAtlantic’s retained net income for the preceding two years.
     BankAtlantic may not pay dividends to BankAtlantic Bancorp if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the OTS notified BankAtlantic that it was in need of more than normal supervision. Under the Federal Deposit Insurance Act, or FDIA, an insured depository institution such as BankAtlantic is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by BankAtlantic also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice.
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
     These assessments are paid semi-annually. BankAtlantic’s assessment expense during the year ended December 31, 2009 was approximately $1.2 million.
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
     Examination. A savings institution must demonstrate to the OTS its ability to manage its compliance responsibilities by establishing an effective and comprehensive oversight and monitoring program. The degree of compliance oversight and monitoring by the institution’s management impacts the scope and intensity of the OTS’ examinations of the institution. Institutions with significant management oversight and monitoring of compliance will generally receive less extensive OTS examinations than institutions with less oversight.
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
     The OTS categorized BankAtlantic as “well capitalized” following its last examination and BankAtlantic remained categorized “well capitalized” as of December 31, 2009. However, there is no assurance that it will continue to be deemed “well capitalized” even if current capital ratios are maintained where asset quality continues to deteriorate.
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
     On January 1, 2007, the Federal Deposit Insurance Reform Act of 2005, or the Reform Act, became effective. The Reform Act, among other things, merged the Bank Insurance Fund and the Savings Association Insurance Fund, both of which were administered by the FDIC, into a new fund administered by the FDIC known as the Deposit Insurance Fund, or DIF, and increased the coverage limit for certain retirement plan deposits to $250,000, but maintained the basic insurance coverage limit of $100,000 for other depositors. On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or the Stabilization Act, temporarily raised the basic insurance coverage limit to $250,000. This temporary increase in the basic insurance coverage limit will expire on December 31, 2013 and the basic insurance coverage limit will return to $100,000 on January 1, 2014.
     As a result of the Reform Act, the FDIC now assigns each savings institution to one of four risk categories based upon the savings institution’s capital evaluation and supervisory evaluation. The capital evaluation is based upon financial information as of the savings institution’s most recent quarterly financial report filed with the applicable bank regulatory agency at the end of each quarterly assessment period. The supervisory evaluation is based upon the results of examination findings by the savings institution’s primary federal regulator and information that the FDIC has determined to be relevant to the savings institution’s financial condition and the risk posed to the DIF. A savings institution’s deposit insurance base assessment rate depends on the risk category to which it is assigned. In April 2009, the FDIC implemented regulations to improve the way its insurance base assessment rates differentiate risk among insured institutions and make the risk-based system fairer by limiting the subsidization of riskier institutions by safer institutions. For the quarter which began January 1, 2010, insurance base assessment rates range from 12 cents per $100 (but could be as low as 7 cents per $100, after computing applicable adjustments) in assessable deposits for a savings institution in the least risk category (i.e., well capitalized and financially sound with only a few minor weaknesses) to 45 cents per $100 (but could be as high as 77.5 cents per $100, after computing applicable adjustments) in assessable deposits for a savings institution in the most risk category (i.e., undercapitalized and poses a substantial probability of loss to the DIF unless effective corrective action is taken). BankAtlantic’s FDIC deposit insurance premium increased from $2.8 million for the year ended December 31, 2008 to $8.6 million for the same 2009 period.
     The FDIC is authorized to raise the assessment rates in certain circumstances, which would affect savings institutions in all risk categories. The FDIC is also authorized to impose special assessments. The FDIC has exercised its authority to raise assessment rates and impose special assessments several times in the past, including during 2009, and could raise rates and impose special assessments in the future. Increases in deposit insurance premiums and the imposition of special assessments would have an adverse effect on our earnings. BankAtlantic paid a $2.4 million FDIC special assessment for the year ended December 31, 2009.
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
     Federal Home Loan Bank System. BankAtlantic is a member of the Federal Home Loan Bank, or FHLB, of Atlanta, which is one of the twelve regional FHLB’s composing the FHLB system. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As a member of the FHLB of Atlanta, BankAtlantic is required to acquire and hold shares of capital stock in the FHLB of Atlanta. BankAtlantic was in compliance with this requirement with an investment in FHLB of Atlanta stock at December 31, 2009 of approximately $48.8 million. During the year ended December 31, 2009, the FHLB of Atlanta paid dividends of approximately $0.2 million on the capital stock held by BankAtlantic. The FHLB did not pay a dividend during the first six months of 2009 and in February 2009 suspended excess stock redemptions.
     Federal Reserve System. BankAtlantic is subject to provisions of the FRA and the FRB’s regulations, pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, federal savings banks must maintain reserves against transaction accounts (primarily NOW and regular interest and non-interest bearing checking accounts). The FRB regulations establish the specific rates of reserves that must be maintained, which are subject to adjustment by the FRB. BankAtlantic is currently in compliance with those reserve requirements. The required reserves must be maintained in the form of vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB. The FRB pays targeted federal funds rates on the required reserves which are lower than the yield on our traditional investments.
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
     The USA Patriot Act established the Office of Foreign Assets Control (“OFAC”), which is a division of the Treasury Department, and is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If BankAtlantic identifies a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze or reject such account or transaction, evaluate the need to file a suspicious activity report and notify the Financial Crimes Enforcement Network (“FinCEN”).
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
We have incurred significant losses during the last three years, and if we continue to incur significant losses we will need to raise additional capital, which may not be available on attractive terms, if at all.
     BankAtlantic Bancorp has incurred losses of $22.2 million, $202.6 million and $185.8 million during the years ended December 31, 2007, December 31, 2008 and December 31, 2009, respectively. As part of its efforts to maintain regulatory capital ratios, BankAtlantic has reduced its assets and repaid borrowings. However, the reduction of earning asset balances has resulted in reduced income while at the same time BankAtlantic has experienced significant credit losses.
     BankAtlantic Bancorp contributed $65 million and $105 million to the capital of BankAtlantic during the years ended December 31, 2008 and December 31, 2009, respectively. At December 31, 2009, BankAtlantic Bancorp had $14 million of liquid assets. While a wholly-owned work-out subsidiary of BankAtlantic Bancorp also holds a portfolio of approximately $31.3 million of nonperforming loans, net of reserves, $3.1 million of performing loans and $10.5 million of real estate owned which it could seek to liquidate, BankAtlantic Bancorp’s sources of funds to continue to support BankAtlantic are limited.
     If BankAtlantic Bancorp and BankAtlantic continue to experience losses and BankAtlantic’s capital ratios decline, we may become subject to regulatory actions with respect to BankAtlantic, including the requirement to raise capital, and there is no assurance that at that time BankAtlantic Bancorp would have sufficient funds in order to provide BankAtlantic capital, or that BankAtlantic Bancorp or BankAtlantic would have access to capital or that capital would be available without significant cost or without resulting in significant dilution to the Company’s shareholders.
Continued capital and credit market volatility may adversely affect our ability to access capital and may have a material adverse effect on our business, financial condition and results of operations.
     In light of the current challenging economic environment and the desire for the Company to be in a position to provide capital to BankAtlantic, the Company has and will continue to evaluate the advisability of raising additional funds through the issuance of securities. Any such financing could be obtained through additional public offerings, private offerings, in privately negotiated transactions or otherwise. We could also pursue these financings at the Company level or directly at BankAtlantic or both. Issuances of equity directly at BankAtlantic would dilute the Company’s interest in BankAtlantic. During February 2010, we filed a shelf registration statement with the SEC pursuant to which we may issue up to $75 million of our Class A common stock and/or other securities in the future. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. As a result, our shareholders bear the risk of future offerings at the Company level reducing the price of our Class A common stock and future offerings directly at BankAtlantic diluting the Company’s interest in BankAtlantic.
     BankAtlantic’s capital levels at December 31, 2009 exceeded “well capitalized” regulatory capital levels. BankAtlantic Bancorp during the years ended December 31, 2009 and 2008 contributed $105 million and $65 million, respectively, of capital to BankAtlantic and at December 31, 2009 BankAtlantic Bancorp had $14 million of liquid assets. BankAtlantic Bancorp’s ability to contribute additional capital to BankAtlantic will depend on its ability to raise capital in the secondary markets and on its ability to liquidate its portfolio of non-performing loans. The OTS has the right to impose additional capital requirements on banks at its discretion and could impose additional capital requirements on BankAtlantic. Our ability to raise additional capital will depend on, among other things, conditions in the financial markets at the time, which are outside of our control, and our financial condition, results of operations and prospects. The ongoing liquidity crisis and the loss of confidence in financial institutions may make it more difficult or more costly to obtain financing. There is no assurance that such capital will be available to us on acceptable terms or at all. The terms and pricing of any future transaction by the Company or BankAtlantic could result in additional substantial dilution to our existing shareholders and could adversely impact the price of our Class A common stock. If BankAtlantic sustains additional operating losses or if the OTS imposes more stringent capital requirements, there is no assurance that the Company will be able to provide additional capital, if needed, in order for BankAtlantic to meet its capital requirements in future periods.
BankAtlantic Bancorp has deferred interest on its outstanding junior subordinated debentures and anticipates that it will continue to defer this interest for the foreseeable future, which could adversely affect its financial condition and liquidity.
     BankAtlantic Bancorp began deferring interest on all of its $294 million of junior subordinated debentures as of March 2009 which resulted in the deferral and accrual of $14.1 million of regularly scheduled quarterly interest payments that would otherwise have been paid during the year ended December 31, 2009. The terms of the junior subordinated debentures allow BankAtlantic Bancorp to defer interest payments for up to 20 consecutive quarterly periods, and BankAtlantic Bancorp anticipates that it will continue to defer such interest for the foreseeable future. During the deferral period, interest continues to accrue on the junior subordinated debentures, as well as on the deferred interest, at the relevant stated coupon rate, and at the end of the deferral period BankAtlantic Bancorp will be required to pay all interest accrued during the deferral period. In the event that the Company elects to defer interest on its junior subordinated debentures for the full 20 consecutive quarterly periods permitted under the terms of the junior subordinated debentures, BankAtlantic Bancorp would owe approximately $72 million of accrued interest as of December 31, 2013 (based on average interest rates applicable at December 31, 2009, which were at historically low interest rate levels). As most of the outstanding junior subordinated debentures bear interest at rates that are indexed to LIBOR, if LIBOR rates increase, the interest that would accrue during the deferral period would be significantly higher and likewise increase the amount BankAtlantic Bancorp would owe at the conclusion of the deferral period.
BankAtlantic Bancorp’s cash offers to purchase $230 million of trust preferred securities issued by statutory business trusts formed by BankAtlantic Bancorp may not be consummated.
     During January 2010, BankAtlantic Bancorp commenced cash offers to purchase all outstanding trust preferred securities having an aggregate principal amount of approximately $285 million at a purchase price of $200 per $1,000 liquidation amount, or an aggregate of $57 million. During February 2010, the cash offer with respect to the approximate $55 million of publicly traded trust preferred securities expired without any such trust preferred securities being repurchased, while the expiration date for the offers relating to the remaining $230 million of trust preferred securities was extended until March 22, 2010. The Company’s ability to complete the offers to purchase $230 million of the Company’s trust preferred securities is contingent upon the completion of a financing transaction sufficient to pay the purchase price, and the receipt of tenders and consents from Holders of the requisite amount of the relevant series of trusts preferred securities. The structure of the ownership of the trust preferred securities (the majority of which are held in pools with the securities of other issuers as collateral for collateralized debt obligations) has made it very difficult to communicate with the beneficial owners or negotiate the repurchase or modification of the terms of the outstanding securities. Accordingly, there is no assurance that BankAtlantic Bancorp will be able to repurchase or redeem any or a significant portion of the trust preferred securities. Further, as noted above, BankAtlantic Bancorp has deferred making interest payments on the trust preferred securities and BankAtlantic Bancorp financial condition would be adversely affected if interest payments on the trust preferred securities were deferred for a prolonged period of time. While BankAtlantic Bancorp anticipates that it will continue to defer interest payments for the foreseeable future, in the event that BankAtlantic Bancorp completes offers to purchase for less than all of its series of trust preferred securities, BankAtlantic Bancorp expects that it may cease the deferral of interest on the series of trust preferred securities which will not be repurchased prior to completing the repurchase of the other series and immediately thereafter once again commence the deferral of interest with respect to all remaining series of trust preferred securities not repurchased. Any issuance of our Class A common stock to raise funds to finance the purchase of any or all of the trust preferred securities subject to these offers could be extremely dilutive to existing shareholders.
Historically, BankAtlantic Bancorp has relied on dividends from BankAtlantic to service its debt and pay dividends, but no dividends from BankAtlantic are anticipated or contemplated for the foreseeable future.
     Generally, a financial institution is permitted to make capital distribution without prior OTS approval in an amount equal to its net income for the current calendar year to date, plus retained net income for the previous two years, provided that the financial institution would not become under-capitalized as a result of the distribution. At December 31, 2009, BankAtlantic had a retained net deficit and therefore is required to obtain approval from the OTS in order to make capital distributions to BankAtlantic Bancorp. BankAtlantic does not intend to seek to make any capital distribution for the foreseeable future.
     For a further discussion refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources.”
The decline in the Florida real estate market has adversely affected, and may continue to adversely affect, our earnings and financial condition.
     The continued deterioration of economic conditions in the Florida residential real estate market, including the continued decline in median home prices year-over-year in all major metropolitan areas in Florida, and the downturn in the Florida commercial real estate market, resulted in a substantial increase in BankAtlantic’s non-performing assets and provision for loan losses over the past three years. The housing industry is in the midst of a substantial and prolonged downturn reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new construction resulting in a significant over-supply of housing inventory and increased foreclosure rates. Additionally, the deteriorating condition of the Florida economy and these adverse market conditions have negatively impacted the commercial non-residential real estate market. BankAtlantic’s earnings and financial condition were adversely impacted over the past three years as the majority of its loans are secured by real estate in Florida. We expect that our earnings and financial condition will continue to be unfavorably impacted if market conditions do not improve or deteriorate further in Florida. At December 31, 2009, BankAtlantic’s loan portfolio included $263 million of non-accrual loans concentrated in Florida.
Our loan portfolio is concentrated in loans secured by real estate, a majority of which are located in Florida, which makes us very susceptible to credit losses given the current depressed real estate market.
     Conditions in the United States real estate market have deteriorated significantly beginning in 2007, particularly in Florida, BankAtlantic’s primary lending area. BankAtlantic’s loan portfolio is concentrated in commercial real estate loans (most of which are located in Florida and many of which involve residential land development), residential mortgages (nationwide), and consumer home-equity loans (throughout BankAtlantic’s markets in Florida). BankAtlantic has a heightened exposure to credit losses that may arise from this concentration as a result of the significant downturn in the Florida real estate markets. At December 31, 2009, BankAtlantic’s loan portfolio included $2.5 billion of loans concentrated in Florida, which represented approximately 62% of its loan portfolio.
     We believe that BankAtlantic’s commercial residential loan portfolio has significant exposure to further declines in the Florida residential real estate market. The “Builder land bank loan” category held by BankAtlantic consists of 7 loans and aggregates $43.7 million of which six loans totaling $42.6 million were on non-accrual as of December 31, 2009. The “Land acquisition and development loan” category held by BankAtlantic consists of 27 loans and aggregates $171.9 million of which ten loans totaling $60.2 million were on non-accrual as of December 31, 2009. The “Land acquisition, development and construction loan” category held by BankAtlantic consists of 6 loans and aggregates $11.3 million of which one loan totaling $3.8 million was on non-accrual as of December 31, 2009.
     In addition to the loans described above, during 2008, the Company formed an asset workout subsidiary which acquired non-performing commercial residential real estate loans from BankAtlantic. The balance of these non-performing loans as of December 31, 2009 was $39.4 million with $14.1 million, $10.4 million and $14.9 million of “builder land bank loans”, “land acquisition and development loans”, and “land acquisition, development and construction loans”, respectively.
     Market conditions have and may in the future result in our commercial real estate borrowers having difficulty selling lots or homes in their developments for an extended period, which in turn could result in an increase in residential construction loan delinquencies and non-accrual balances. Additionally, if the current depressed economic environment continues or deteriorates further, collateral values may decline further which likely would result in increased credit losses in these loans.
     Included in the commercial and construction and development real estate loans are approximately $638.4 million of commercial non-residential and commercial land loans. A borrowers ability to repay these loans is dependent upon additional leasing through the life of the loan or the borrower’s successful operation of a business. Weak economic conditions may impair a borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space are expected to continue to rise in 2010. Increased vacancies could result in rents falling further over the next several quarters. The combination of these factors could result in further deterioration in real estate market conditions and BankAtlantic may recognize higher credit losses on these loans, which would adversely affect our results of operations and financial condition.
     BankAtlantic’s commercial real estate loan portfolio includes 16 large lending relationships totaling $429.0 million, including relationships with unaffiliated borrowers involving lending commitments in each case in excess of $20 million. Defaults by any of these borrowers could have a material adverse effect on BankAtlantic’s results.
BankAtlantic’s consumer loan portfolio is concentrated in home equity loans collateralized by Florida properties primarily located in the markets where BankAtlantic operates its store network.
     The decline in residential real estate prices and higher unemployment throughout Florida has resulted in an increase in mortgage delinquencies and higher foreclosure rates. Additionally, in response to the turmoil in the credit markets, financial institutions have tightened underwriting standards which has limited borrowers’ ability to refinance. These conditions have adversely impacted delinquencies and credit loss trends in BankAtlantic’s home equity loan portfolio and it does not currently appear that these conditions will improve in the near term. Approximately 76% of the loans in BankAtlantic’s home equity portfolio are residential second mortgages and BankAtlantic experienced higher delinquencies and credit losses in this portfolio during 2009. If current economic conditions do not improve and home prices continue to fall, BankAtlantic may continue to experience higher credit losses from this loan portfolio. Since the collateral for this portfolio consists primarily of second mortgages, it is unlikely that BankAtlantic will be successful in recovering all or any portion of its loan proceeds in the event of a default unless BankAtlantic is prepared to repay the first mortgage and such repayment and the costs associated with a foreclosure are justified by the value of the property.
An increase in BankAtlantic’s allowance for loan losses will result in reduced earnings.
     As a lender, BankAtlantic is exposed to the risk that its customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. BankAtlantic’s management evaluates the collectability of BankAtlantic’s loan portfolio and provides an allowance for loan losses that it believes is adequate based upon such factors as:
•	the risk characteristics of various classifications of loans;

•	previous loan loss experience;

•	specific loans that have probable loss potential;

•	delinquency trends;

•	estimated fair value of the collateral;

•	current economic conditions;

•	the views of its regulators; and

•	geographic and industry loan concentrations.
     Many of these factors are difficult to predict or estimate accurately, particularly in a changing economic environment. The process of determining the estimated losses inherent in BankAtlantic’s loan portfolio requires subjective and complex judgments and the level of uncertainty concerning economic conditions may adversely affect BankAtlantic’s ability to estimate the losses which may be incurred in its loan portfolio. If BankAtlantic’s evaluation is incorrect and borrower defaults cause losses exceeding the portion of the allowance for loan losses allocated to those loans or if BankAtlantic perceives adverse trends that require it to significantly increase its allowance for loan losses in the future, our earnings could be significantly and adversely affected.
     Increases in the allowance for loan losses with respect to the loans held by our asset workout subsidiary, or losses in that portfolio which exceed the current allowance assigned to that portfolio, would similarly adversely affect us.

Adverse events in Florida, where our business is currently concentrated, could adversely impact our results and future growth.
     BankAtlantic’s business, the location of its stores, the primary source of repayment for its small business loans and the real estate collateralizing its commercial real estate loans (and the loans held by our asset workout subsidiary) and its home equity loans are primarily concentrated in Florida. As a result, we are exposed to geographic risks as increasing unemployment, declines in the housing industry and declines in the real estate market are more severe in Florida than in the rest of the country. Adverse changes in laws and regulations in Florida would have a greater negative impact on our revenues, financial condition and business than on similar institutions in markets outside of Florida. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes, which may disrupt our operations, adversely impact the ability of our borrowers to timely repay their loans and the value of any collateral held by us or otherwise have an adverse effect on our results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are difficult to predict and may be exacerbated by global climate change.
BankAtlantic’s interest-only residential loans expose it to greater credit risks.
     Approximately $776 million of BankAtlantic’s purchased residential loan portfolio consists of interest-only loans which represent approximately 50% of the total purchased residential loan portfolio. While these loans are not considered sub-prime or negative amortizing loans, they are loans with reduced initial loan payments with the potential for significant increases in monthly loan payments in subsequent periods, even if interest rates do not rise, as required amortization of the principal commences. Monthly loan payments will also increase as interest rates increase. This presents a potential repayment risk if the borrower is unable to meet the higher debt service obligations or refinance the loan. As previously noted, current economic conditions in the residential real estate markets and the mortgage finance markets have made it more difficult for borrowers to refinance their mortgages which also increase our exposure to loss.
Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.
     At December 31, 2009 and 2008, the Company’s consolidated nonperforming loans totaled $331.0 million and $287.4 million, or 8.96% and 6.65% of our loan portfolio, respectively. At December 31, 2009 and 2008, the Company’s consolidated nonperforming assets (which include nonperforming loans and foreclosed real estate) were $379.7 million and $307.9 million, or 7.88% and 5.30% of our total assets, respectively. In addition, the Company had, on a consolidated basis, approximately $72.9 million and $95.3 million in accruing loans that were 30-89 days delinquent at December 31, 2009 and 2008, respectively. Our nonperforming assets adversely affect our net income in various ways. Until economic and real estate market conditions improve, particularly in Florida but also nationally, we expect to continue to incur additional losses relating to an increase in nonperforming loans and nonperforming assets. We do not record interest income on nonperforming loans or real estate owned. When we receive the collateral in foreclosures or similar proceedings, we are required to mark the related collateral to the then fair market value, generally based on appraisals of the property obtained by us, which often results in an additional loss. These loans and real estate owned also increase our risk profile, and increases in the level of nonperforming loans and nonperforming assets could impact our regulators’ view of appropriate capital levels in light of such risks. While we seek to manage our problem assets through loan sales, workouts, restructurings and other alternatives, decreases in the value of these assets, or the underlying collateral, or in these borrowers’ performance or financial conditions, which is often impacted by economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management, which can be detrimental to the performance of their other responsibilities.
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
     Changes in interest rates can have differing effects on BankAtlantic’s net interest income. In particular, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or the yield curve, or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income and therefore reduce BankAtlantic’s net interest income. While BankAtlantic has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, there is no assurance that BankAtlantic will be successful in doing so.
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
     BankAtlantic uses a computer model using standard industry software to assist it in its efforts to quantify BankAtlantic’s interest rate risk. The model measures the potential impact of gradual and abrupt changes in interest rates on BankAtlantic’s net interest income. While management would attempt to respond to the projected impact on net interest income, there is no assurance that management’s efforts will be successful.
BankAtlantic obtains a significant portion of its non-interest income through service charges on core deposit accounts, and recent legislation designed to limit service charges could reduce our fee income.
     BankAtlantic’s deposit account growth has generated a substantial amount of service charge income. The largest component of this service charge income is overdraft fees. Changes in banking regulations, in particular the Federal Reserve’s new rules prohibiting banks from automatically enrolling customers in overdraft protection programs which will become effective July 1, 2010, may have a significant adverse impact on our service charge income and overall results. Additionally, changes in customer behavior as well as increased competition from other financial institutions could result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. Further, the downturn in the Florida economy could result in the inability to collect overdraft fees. A reduction in deposit account fee income could have an adverse impact on our earnings.
The cost and outcome of pending legal proceedings may impact our results of operations.
     BankAtlantic Bancorp, BankAtlantic and their subsidiaries are currently parties in ongoing litigation and legal proceedings which have resulted in a significant increase in non-interest expense relating to legal and other professional fees. Pending proceedings include class action securities litigation and an SEC investigation, as well as litigation arising out of our banking operations including workouts and foreclosures, potential class actions by customers relating to their accounts and service and overdraft fees and legal proceedings associated with our tax certificate business and relationships with third party tax certificate ventures. While we believe that we have meritorious defenses in these proceedings and that the outcomes should not materially impact us, we anticipate continued elevated legal and related costs as parties to the actions and the ultimate outcomes of the matters are uncertain.
BankAtlantic has significantly reduced operating expenses over the past three years and BankAtlantic may not be able to continue to reduce expenses without adversely impacting its operations.
     BankAtlantic’s operating expenses have declined from $313.9 million for the year ended December 31, 2007 to $258.8 million for the year ended December 31, 2009. BankAtlantic reorganized its operations during this period and significantly reduced operating expenses while focusing on its core businesses and seeking to maintain quality customer service. While management is focused on reducing overall expenses, there is no assurance that BankAtlantic will be successful in efforts to further reduce expenses or that the current expense reductions can be maintained in the current environment. BankAtlantic’s inability to reduce or maintain its current expense structure may have an adverse impact on our results.
Deposit insurance premium assessments may increase substantially, which would adversely affect expenses.
     BankAtlantic’s FDIC deposit insurance expense for the year ended December 31, 2009 was $11.0 million, including a $2.4 million special assessment. In September 2009, the FDIC issued a rule requiring institutions to prepay their insurance premiums for all of 2010, 2011 and 2012, and increased annual insurance rates uniformly by three basis points in 2011. BankAtlantic’s prepaid insurance assessment was $31.3 million at December 31, 2009. If the economy worsens and the number of bank failures significantly increase or if the FDIC otherwise determines that action is necessary, BankAtlantic may be required to pay additional FDIC specific assessments or incur increased annual insurance rates which would increase our expenses and adversely impact our results.
Further reductions in BankAtlantic’s assets may adversely affect our earnings and/or operations.
     BankAtlantic has reduced its assets and repaid borrowings in order to improve its liquidity and regulatory capital ratios. The reduction of earning asset balances has reduced our net interest income. Our net interest income was $193.6 million for the year ended December 31, 2008 and $163.3 million for the year ended December 31, 2009. The reduction in net interest income from earning asset reductions has previously been offset by lower operating expenses in prior periods. Our ability to further reduce expenses without adversely affecting our operations may be limited and as a result, further reductions in our earning asset balances in future periods, may adversely affect earnings and/or operations.

Adverse market conditions have affected and may continue to affect the financial services industry as well as our business and results of operations.
     Our financial condition and results of operations have been, and may continue to be, adversely impacted as a result of the downturn in the U.S. housing market and general economic conditions. Dramatic declines in the national and, in particular, Florida housing markets over the past three years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of our loans and resulted in significant asset impairments at all financial institutions, including government-sponsored entities, major commercial and investment banks, and regional and community financial institutions including BankAtlantic. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The continuing economic pressure on consumers and lack of confidence in the financial markets has adversely affected and may continue to adversely affect our business, financial condition and results of operations. Further negative market and economic developments may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for loan losses. Continuing economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or fee-based products and services. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on BankAtlantic and others in the financial services industry. In particular, we may face the following risks in connection with these events:
•	BankAtlantic’s borrowers may be unable to make timely repayments of their loans, or the value of real estate collateral securing the payment of such loans may continue to decrease which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which would increase levels of non-performing loans resulting in significant credit losses, and increased expenses and could have a material adverse effect on our operating results.

•	Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions or government entities.

•	Increased regulation of the industry may increase costs, decrease fee income and limit BankAtlantic’s activities and operations.

•	Increased competition among financial services companies based on the recent consolidation of competing financial institutions and the conversion of investment banks into bank holding companies, may adversely affect BankAtlantic’s ability to competitively market its products and services.

•	BankAtlantic may be required to pay significantly higher FDIC deposit premiums and assessments.

•	Continued asset valuation declines could adversely impact our credit losses and result in additional impairments of goodwill and other assets.
Legislative and regulatory actions taken now or in the future may have a significant adverse effect on our financial statements.
     During 2009, the U.S. Treasury implemented various initiatives in response to the financial crises affecting the banking system and financial markets. These initiatives include the U.S. Treasury’s Capital Purchase Program (the “CPP”), the guarantee of certain financial institution indebtedness, purchasing certain legacy loans and assets from financial institutions, the purchase of mortgage securitizations, homeowner relief that encourages loan restructuring and modification, the establishment of significant liquidity and credit facilities for financial institutions and investment banks, the lowering of the federal funds rate, emergency action against short selling practices, a temporary guaranty program for money market funds, the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers, coordinated international efforts to address illiquidity and other weaknesses in the banking sector and other programs being developed. There can be no assurance as to the actual impact that the initiatives that have been adopted or may be adopted in the future will have on the financial markets. The initiatives could have a material and adverse affect on BankAtlantic’s business, financial condition, results of operations and access to credit.
     Further, recent events in the financial services industry and, more generally, in the financial markets and the economy, have led to various proposals for changes in the regulation of the financial services industry. Earlier in 2009, legislation proposing significant structural reforms to the financial services industry was introduced in the U.S. Congress. Among other things, the legislation proposes the establishment of a Consumer Financial Protection Agency, which would have broad authority to regulate providers of credit, savings, payment and other consumer financial products and services. Additional legislative proposals call for heightened scrutiny and regulation of any financial firm whose combination of size, leverage, and interconnectedness could, if it failed, pose a threat to the country’s financial stability, including the power to restrict the activities of such firms and even require the break-up of such firms at the behest of the relevant regulator. New rules have also been proposed for the securitization market, including requiring sponsors of securitizations to retain a material economic interest in the credit risk associated with the underlying securitization.
     Other recent initiatives also include:
•	The Federal Reserve’s proposed guidance on incentive compensation policies at banking organizations and the FDIC’s proposed rules tying employee compensation to assessments for deposit insurance;
•	Proposals to limit a lender’s ability to foreclose on mortgages or make such foreclosures less economically viable, including by allowing Chapter 13 bankruptcy plans to “cram down” the value of certain mortgages on a consumer’s principal residence to its market value and/or reset interest rates and monthly payments to permit defaulting debtors to remain in their home;

•	Proposed legislation concerning the comprehensive regulation of the “over-the-counter” derivatives market, including robust and comprehensive prudential supervision (including strict capital and margin requirements) for all “over-the-counter” derivative dealers and major market participants and central clearing of standardized “over-the-counter” derivatives; and

•	Proposal which would prohibit banks and bank holding companies from engaging in proprietary trading or owning, investing or sponsoring a hedge fund or private equity fund.
     The proposed legislation contains several provisions that would have a direct impact on us. Under the proposed legislation, the federal savings association charter would be eliminated and the Office of Thrift Supervision would be consolidated with the Comptroller of the Currency into a new regulator, the National Bank Supervisor. The proposed legislation would also require BankAtlantic to convert to a national bank.
     While there can be no assurance that any or all of the proposed regulatory or legislative changes will ultimately be adopted, these changes or any future changes, if enacted or adopted, may impact our business activities, require us to change certain of our business practices, materially affect our business model or affect retention of key personnel, and could expose us to additional costs (including increased compliance costs). These changes may also require us to invest significant management attention and resources to make any necessary changes, and could therefore also adversely affect our business and operations.
     There can be no assurance as to the actual impact that the initiatives that have been adopted or may be adopted in the future will have on banks or the financial markets. These government initiatives could potentially have a material and adverse affect on BankAtlantic’s business, financial condition, results of operations and access to credit.

The Company and BankAtlantic are each subject to significant regulation and the Company’s activities and the activities of the Company’s subsidiaries, including BankAtlantic, are subject to regulatory requirements that could have a material adverse effect on the Company’s business.
     The banking industry is an industry subject to multiple layers of regulation. Failure to comply with any of these regulations can result in substantial penalties, significant restrictions on business activities and growth plans and/or limitations on dividend payments. As a holding company, BankAtlantic Bancorp is also subject to significant regulation. For a description of the primary regulations applicable to BankAtlantic and BankAtlantic Bancorp, see “Regulations and Supervision”. Changes in the regulation or capital requirements associated with holding companies generally or BankAtlantic Bancorp in particular could also have an adverse impact on our business and operating results.
     The Company is a “grandfathered” unitary savings and loan holding company and has broad authority to engage in various types of business activities. The OTS can prevent the Company from engaging in activities or limit those activities if it determines that there is reasonable cause to believe that the continuation of any particular activity constitutes a serious risk to the financial safety, soundness, or stability of BankAtlantic. The OTS can also:
•	prohibit the payment of dividends by BankAtlantic to the Company;

•	limit transactions between the Company, BankAtlantic and the subsidiaries or affiliates of either;

•	limit the Company’s activities and the activities of BankAtlantic; or

•	Impose capital requirements on the Company or additional capital requirements on BankAtlantic.
     Unlike bank holding companies, as a unitary savings and loan holding company the Company has not historically been subject to capital requirements. However, the OTS has indicated that it may, in the future, impose capital requirements on savings and loan holding companies. In addition, as noted above, the current administration has proposed legislation which would, among other things, eliminate the status of “savings and loan holding company” and require BankAtlantic Bancorp to register as a bank holding company, which would subject BankAtlantic Bancorp to regulatory capital requirements. Further, the OTS or other regulatory bodies having authority over the Company in the future may adopt regulations in the future that would affect the Company’s operations, including the Company’s ability to pay dividends or to engage in certain transactions or activities. See “Regulation and Supervision — Holding Company.”
BankAtlantic is subject to liquidity risk as its loans are funded by its deposits.
     Like all financial institutions, BankAtlantic’s assets are primarily funded through its customer deposits and changes in interest rates, availability of alternative investment opportunities, a loss of confidence in financial institutions in general or BankAtlantic in particular, and other factors may make deposit gathering more difficult. If BankAtlantic experiences decreases in deposit levels, it may need to increase its borrowings or liquidate a portion of its assets which may not be readily saleable. Additionally, interest rate changes or further disruptions in the capital markets may make the terms of borrowings and deposits less favorable. For a further discussion on liquidity, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources.”
Our loan portfolio subjects us to high levels of credit and counterparty risk.
     We are exposed to the risk that our borrowers or counter-parties may default on their obligations. Credit risk arises through the extension of loans, certain securities, letters of credit, and financial guarantees and through counter-party exposure on trading and wholesale loan transactions. In an attempt to manage this risk, we seek to establish policies and procedures to manage both on and off-balance sheet (primarily loan commitments) credit risk.
     BankAtlantic reviews the creditworthiness of individual borrowers or counter-parties, and limits are established for the total credit exposure to any one borrower or counter-party; however, such limits may not have the effect of adequately limiting credit exposure. In addition, when deciding whether to extend credit or enter into other transactions with customers and counterparties, we often rely on information furnished to us by such customers and counterparties, including financial statements and other financial information, and representations of the customers and counterparties that relates to the accuracy and completeness of the information. While we take all actions we deem necessary to ensure the accuracy of the information provided to us, there is no assurance that all information provided to us will be accurate or that we will successfully identify all information needed to fully assess the risk which may expose us to increased credit risk and counterparty risk.
     BankAtlantic also enters into participation agreements with or acquires participation interests from other lenders to limit its credit risk, but will continue to be subject to risks with respect to its interest in the loan, as well as not being in a position to make independent determinations with respect to its interest. Further, the majority of BankAtlantic’s residential loans are serviced by others. The servicing agreements may restrict BankAtlantic’s ability to initiate work-out and modification arrangements with borrowers which could adversely impact BankAtlantic’s ability to minimize losses on non-performing loans.
     The Company is also exposed to credit and counterparty risks with respect to loans held in its asset workout subsidiary.
The Company is controlled by BFC Financial Corporation and its controlling shareholders and this control position may adversely affect the market price of the Company’s Class A common stock.
     As of December 31, 2009, BFC Financial Corporation (“BFC”) owned all of the Company’s issued and outstanding Class B common stock and 17,333,428 shares, or approximately 35.9%, of the Company’s issued and outstanding Class A common stock. BFC’s holdings represent approximately 66% of the Company’s total voting power. Additionally, Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, beneficially own shares of BFC’s Class A and Class B common stock representing approximately 71.6% of BFC’s total voting power. The Company’s Class A common stock and Class B common stock vote as a single group on most matters. Accordingly, BFC, directly, and Messrs. Levan and Abdo, indirectly through BFC, are in a position to control the Company, elect the Company’s Board of Directors and significantly influence the outcome of any shareholder vote, except in those limited circumstances where Florida law mandates that the holders of the Company’s Class A common stock vote as a separate class. This control position may have an adverse effect on the market price of the Company’s Class A common stock.
BFC can reduce its economic interest in us and still maintain voting control.
     Our Class A common stock and Class B common stock generally vote together as a single class, with our Class A common stock possessing a fixed 53% of the aggregate voting power of all of our common stock and our Class B common stock possessing a fixed 47% of such aggregate voting power. Our Class B common stock currently represents approximately 2% of our common equity and 47% of our total voting power. As a result, the voting power of our Class B common stock does not bear a direct relationship to the economic interest represented by the shares. Any issuance of shares of our Class A common stock will further dilute the relative economic interest of our Class B common stock, but will not decrease the voting power represented by our Class B common stock. Further, our Restated Articles of Incorporation provide that these relative voting percentages will remain fixed until such time as BFC and its affiliates own less than 487,613 shares of our Class B common stock, which is approximately 50% of the number of shares of our Class B common stock that BFC now owns, even if additional shares of our Class A common stock are issued. Therefore, BFC may sell up to approximately 50% of its shares of our Class B common stock (after converting those shares to Class A common stock), and significantly reduce its economic interest in us, while still maintaining its voting power. If BFC were to take this action, it would widen the disparity between the equity interest represented by our Class B common stock and its voting power. Any conversion of shares of our Class B common stock into shares of our Class A common stock would further dilute the voting interests of the holders of our Class A common stock.

Provisions in our charter documents may make it difficult for a third party to acquire us and could depress the price of our Class A Common Stock.
     Our Restated Articles of Incorporation and Amended and Restated Bylaws contain provisions that could delay, defer or prevent a change of control of the Company or our management. These provisions could make it more difficult for shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our Class A common stock. These provisions include:
•	the provisions in our Restated Articles of Incorporation regarding the voting rights of our Class B common stock;

•	the authority of our board of directors to issue additional shares of common or preferred stock and to fix the relative rights and preferences of the preferred stock without additional shareholder approval;

•	the division of our board of directors into three classes of directors with three-year staggered terms; and

•	advance notice procedures to be complied with by shareholders in order to make shareholder proposals or nominate directors.
A sustained decline in the Company’s Class A common stock price may result in the delisting of its Class A common stock from the New York Stock Exchange.
     The Company’s Class A common stock currently trades on the New York Stock Exchange. Like many other companies involved in the financial services industry, the trading price of the Company’s Class A common stock has experienced a substantial decline. A listed company would be deemed to be below compliance with the continued listing standards of the New York Stock Exchange if, among other things, the listed company’s average closing price was less than $1.00 over a consecutive 30 trading day period or the listed company’s average market capitalization was less than $15 million over a consecutive 30 trading day period. As of February 25, 2010, the average market price of the Company’s Class A common stock over the prior 30 trading day period was $1.41, and the Company’s average market capitalization over that period was $69.3 million. However, the market price of the Company’s Class A common stock is subject to significant volatility and there is no assurance that it will not decrease in the future so as to cause the Company not to comply with the New York Stock Exchange’s requirement for continued listing.
     If the Company does not meet the requirements for continued listing, then the Company’s Class A common stock will be delisted from the New York Stock Exchange. In such case, the Company would attempt to cause its Class A common stock to be eligible for quotation on the OTC Bulletin Board. However, in such event, the trading price of the Company’s Class A common stock would likely be adversely impacted, it may become more difficult for the holders of the Company’s Class A common stock to sell or purchase shares of the Company’s Class A common stock, and it may become more difficult for the Company to raise capital, which could materially and adversely impact our business, prospects, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
     BankAtlantic owns the Company’s and BankAtlantic’s principal and executive offices which are located at 2100 West Cypress Creek Road, Fort Lauderdale, Florida, 33309.
     The following table sets forth owned and leased stores by region at December 31, 2009:

	Miami -		Palm	Tampa
	Dade	Broward	Beach	Bay
Owned full-service stores	9	13	25	7
Leased full-service stores	11	11	5	5
Ground leased full-service stores (1)	3	3	1	7

Total full-service stores	23	27	31	19

Lease expiration dates	2010-2018	2010-2015	2011-2014	2010-2023

Ground lease expiration dates	2026-2027	2017-2072	2026	2026-2032

(1)	Stores in which BankAtlantic owns the building and leases the land.
     The following table sets forth leased drive-through facilities and leased back-office facilities by region at December 31, 2009:

	Miami -		Palm	Tampa	Orlando /
	Dade	Broward	Beach	Bay	Jacksonville
Leased drive-through facilities	1	2	—	—	—

Leased drive through expiration dates	2010	2011-2014	—	—	—

Leased back-office facilities	—	—	—	2	1

Leased back-office expiration dates	—	—	—	2014	2013

     As of December 31, 2009, BankAtlantic was seeking to sublease or terminate eight operating leases and was a party under two ground leases for the construction of new stores. BankAtlantic also has six parcels of land held for sale with an estimated market value of $6.0 million.

	Miami -		Palm	Tampa	Orlando /
	Dade	Broward	Beach	Bay	Jacksonville
Executed leases for new stores	—	1	1	—	—

Executed lease expiration dates	—	2030	2028	—	—

Executed leases held for sublease	—	1	—	5	2

Executed lease expiration dates	—	2013	—	2010-2048	2028-2029

Land held for sale	—	—	1	1	4

ITEM 3. LEGAL PROCEEDINGS
In re BankAtlantic Bancorp, Inc. Securities Litigation, No. 0:07-cv-61542-UU, United States District Court, Southern District of Florida
     On October 29, 2007, Joseph C. Hubbard filed a purported class action in the United States District Court for the Southern District of Florida against the Company and four of its current or former officers. The Defendants in this action are BankAtlantic Bancorp, Inc., James A. White, Valerie C. Toalson, Jarett S. Levan, and Alan B. Levan. The Complaint, which was later amended, alleges that during the purported class period of November 9, 2005 through October 25, 2007, the Company and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint seeks to assert claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified damages. On December 12, 2007, the Court consolidated into Hubbard a separately filed action captioned Alarm Specialties, Inc. v. BankAtlantic Bancorp, Inc., No. 0:07—cv-61623-WPD. On February 5, 2008, the Court appointed State-Boston Retirement System lead plaintiff and Lubaton Sucharow LLP to serve as lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act. The Company believes the claims to be without merit and intends to vigorously defend the actions.
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
     On December 2, 2008, the Circuit Court for Broward County stayed a separately filed action captioned Albert R. Feldman, Derivatively on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. Alan B. Levan, et al., Case No. 0846795 07. The court granted the motion to stay the action pending further order of the court and allowing any party to move for relief from the stay, provided the moving party gives at least thirty days’ written notice to all of the non-moving parties. The Company believes the claims to be without merit and intends to vigorously defend the actions.
Wilmine Almonor, individually and on behalf of all others similarly situated, vs. BankAtlantic Bancorp, Inc., Steven M. Coldren, Mary E. Ginestra, Willis N. Holcombe, Jarett S. Levan, John E. Abdo, David A. Lieberman, Charlie C. Winningham II, D. Keith Cobb, Bruno L. DiGiulian, Alan B. Levan, James A. White, the Security Plus Plan Committee, and Unknown Fiduciary Defendants 1-50, No. 0:07-cv-61862- DMM, United States District Court, Southern District of Florida.
     On December 20, 2007, Wilmine Almonor filed a purported class action in the United States District Court for the Southern District of Florida against the Company and the above-listed officers, directors, employees, and organizations. The Complaint alleges that during the purported class period of November 9, 2005 to present, the Company and the individual defendants violated the Employment Retirement Income Security Act (“ERISA”) by permitting company employees to choose to invest in the Company’s Class A common stock in light of the facts alleged in the Hubbard securities lawsuit. The Complaint seeks to assert claims for breach of fiduciary duties, the duty to provide accurate information, the duty to avoid conflicts of interest under ERISA and seeks unspecified damages. On February 18, 2009, the Plaintiff filed a Second Amended Complaint, which, for the first time, identified by name the following additional Defendants that Plaintiff had previously attempted to identify by position: Anne B. Chervony,

Lewis F. Sarrica, Susan D. McGregor, Jeff Callan, Patricia Lefebvre, Jeffrey Mindling, Tim Watson, Gino Martone, Jose Valle, Juan Carlos Ortigosa, Gerry Lachnicht, Victoria Bloomenfeld, Rita McManus, and Kathleen Youlden.
     On July 14, 2009, the Court granted in part Defendants’ motion to dismiss the Second Amended Complaint, dismissing the following individual Defendants from Count II: Lewis Sarrica, Susan McGregor, Patricia Lefebvre, Jeffrey Mindling and Gerry Lachnicht. On July 28, 2009, the Court denied Plaintiff’s motion for class certification. On January 13, 2010, the Court ruled that the Plaintiff’s status as a Plan representative threatens the interests of the Plan, and in turn other Plan participants, and threatens the integrity of the judicial process. The court denied the Plaintiff’s request to proceed as a Plan representative and accordingly, the case is currently proceeding solely on the basis of the Plaintiff’s individual claim. The Company believes the claim to be without merit and intends to vigorously defend the action.
SEC Investigation
     The Company has received a notice of investigation from the Securities and Exchange Commission, Miami Regional Office and subpoenas for information. The subpoenas request a broad range of documents relating to, among other matters, recent and pending litigation to which the Company is or was a party, certain of the Company’s non-performing, non-accrual and charged-off loans, the Company’s cost saving measures, BankAtlantic Bancorp’s recently formed asset workout subsidiary and any purchases or sales of the Company’s common stock by officers or directors of the Company. Various current and former employees have also received subpoenas for documents and testimony. The Company is fully cooperating with the SEC.
Lashelle Farrington, individually and on behalf of all others similarly situated, v. BankAtlantic, a Federal Savings Bank, Case No. 09-006210 (11), in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida.
     The original Farrington complaint was filed on February 2, 2009 against BankAtlantic and several of BankAtlantic’s affiliates (namely, BA Financial Services, LLC, BankAtlantic Bancorp, Inc., BFC Financial Corporation, and Joe Does 1-10), and the Plaintiff subsequently amended her complaint to drop the non-BankAtlantic defendants. The Amended Complaint alleges that BankAtlantic breached its Personal Account Depositor’s Agreement by charging overdraft fees for certain debit card purchases when the customer allegedly had sufficient funds in her account at the time that the items were paid even though the account was overdrawn at the close of business. The Plaintiff seeks to establish a class comprised of all persons or entities with accounts that incurred these allegedly improper overdraft fees on debit card transactions in the previous 5 years. The Plaintiff has not yet moved to certify a class. The Company believes the claims to be without merit and intends to vigorously defend the action
Joel and Elizabeth Rothman, on behalf of themselves and all persons similarly situated vs. BankAtlantic, Case No. 09-059341 (07), Circuit Court of the 17th Judicial Circuit for Broward County, Florida.
     On November 2, 2009, Joel and Elizabeth Rothman filed a purported class action against BankAtlantic in Florida state court. The Complaint asserts claims for breach of contract, breach of duty of good faith and fair dealing, unjust enrichment, conversion, and usury. Each of these counts is related to BankAtlantic’s collection of overdraft fees. The Complaint alleges that BankAtlantic failed to adequately warn its customers about overdrafts, failed to give its customers the ability to opt out of an automatic overdraft protection program and improperly manipulated debit card transactions. The Plaintiffs seek to represent three classes of BankAtlantic customers in the State of Florida who were assessed overdraft fees. The Company believes the claims to be without merit and intends to vigorously defend the action.
     In the ordinary course of business, the Company and its subsidiaries are also parties to lawsuits as plaintiff or defendant involving its bank operations, lending, and tax certificates activities. Although the Company believes it has meritorious defenses in the pending legal actions and that the outcomes of these pending legal matters should not materially impact us, the ultimate outcomes of these matters are uncertain.

ITEM 4. RESERVED

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
     On March 11, 2010, there were approximately 621 record holders and 48,264,842 shares of the Class A common stock issued and outstanding. In addition, there were 975,225 shares of Class B common stock outstanding at March 11, 2010.
     The following table sets forth, for the periods indicated, the high and low sale prices of the Class A common stock as reported by the New York Stock Exchange:

	Class A Common
	Stock Price
	High	Low
For the year ended December 31, 2009	$6.68	$0.66
Fourth quarter	2.96	1.20
Third quarter	6.68	2.60
Second quarter	4.75	1.99
First quarter	5.67	0.66

For the year ended December 31, 2008	$29.00	$2.25
Fourth quarter	11.82	2.25
Third quarter	15.00	4.05
Second quarter	20.75	7.80
First quarter	29.00	16.30
     Because the Company’s Class A common stock is listed on the New York Stock Exchange, the Company’s Chief Executive Officer is required to make, and he has made, an annual certification to the New York Stock Exchange stating that he was not aware of any violation by the Company of the corporate governance listing standards of the New York Stock Exchange. The Company’s chief executive officer made his annual certification to that effect to the New York Stock Exchange on May 22, 2009. In addition, the Company has filed, as exhibits to this Annual Report on Form 10-K, the certifications of the Company’s principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company’s public disclosure.
     The Company had declared regular quarterly cash dividends on its common stock through January 2009. In February 2009, the Company elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. The Company is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, the Company will not pay dividends to its common shareholders. The Company can end the deferral period at any time by paying all accrued and unpaid interest. The availability of funds for cash dividend payments on the Company’s common stock depends upon BankAtlantic’s ability to pay cash dividends to the Company. Current regulations applicable to the payment of cash dividends by savings institutions limit capital distributions based on an institution’s regulatory capital levels, retained net income and net income. See Risk Factors – “BankAtlantic Bancorp services its debt and pays dividends primarily from dividends from BankAtlantic, which are subject to regulatory limits” and Regulation and Supervision – “Limitation on Capital Distributions.” The Company does not expect to receive dividend payments from BankAtlantic for the foreseeable future due to BankAtlantic’s recent net losses.
     The cash dividends paid by the Company were as follows:

	Cash Dividends Per	Cash Dividends Per
	Share of Class B	Share of Class A
	Common Stock	Common Stock

Fiscal year ended December 31, 2009	$0.0250	$0.0250
Fourth quarter	0.0000	0.0000
Third quarter	0.0000	0.0000
Second quarter	0.0000	0.0000
First quarter	0.0250	0.0250

Fiscal year ended December 31, 2008	$0.0750	$0.0750
Fourth quarter	0.0000	0.0000
Third quarter	0.0250	0.0250
Second quarter	0.0250	0.0250
First quarter	0.0250	0.0250

     On August 28, 2009, the Company distributed to each record holder of its Class A common stock and Class B common stock as of August 24, 2009 non-transferable subscription rights to purchase 4.441 shares of its Class A common stock for each share of Class A and Class B common stock owned on that date. The subscription price was $2.00 per share and the Company completed the rights offering on September 29, 2009 and issued 37,980,936 shares of its Class A common stock to exercising shareholders. The net proceeds from this rights offering were $75.5 million, net of offering costs. The Company used the net proceeds to contribute $75 million of capital to BankAtlantic.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

	For the Years Ended December 31,
(In thousands except share and per share data)	2009	2008	2007	2006	2005

Income Statement
Total interest income	$223,593	314,516	371,633	367,177	345,894
Total interest expense	75,231	140,685	192,857	167,057	141,909

Net interest income	148,362	173,831	178,776	200,120	203,985
Provision for (recovery from) loan losses	232,658	159,801	70,842	8,574	(6,615)
Securities activities, net	11,180	2,039	8,412	9,813	847
Other non-interest income	118,641	135,525	143,420	132,803	101,452
Restructuring charges, impairments and exit activities	29,920	59,551	20,890	1,466	3,706
Other non-interest expense	236,844	278,798	296,460	298,720	243,264

(Loss) income from continuing operations before income taxes	(221,239)	(186,755)	(57,584)	33,976	65,929
Provision (benefit) for income taxes	(31,719)	32,489	(27,572)	7,097	23,403

(Loss) income from continuing operations	(189,520)	(219,244)	(30,012)	26,879	42,526
Discontinued operations, net of tax (5)	3,701	16,605	7,812	(11,492)	16,656

Net (loss) income	$(185,819)	(202,639)	(22,200)	15,387	59,182

Performance ratios
Return on average assets (1)	(3.60)	(3.50)	(0.47)	0.42	0.64
Return on average equity (1)	(92.44)	(51.03)	(5.91)	5.12	8.42
Average equity to average assets	3.90	6.86	7.91	8.19	7.65
Dividend payout ratio (2)	(0.15)	(0.38)	(24.79)	36.01	20.83

	For the Years Ended December 31,
(In thousands except share and per share data)	2009	2008	2007	2006	2005

Diluted earnings per share
Diluted (loss) earnings from continuing operations	$(8.02)	(14.54)	(1.93)	1.61	2.53
Diluted earnings (loss) per share from discontinued operations (5)	0.15	1.10	0.51	(0.69)	0.94

Diluted (loss) earnings per share	$(7.87)	(13.44)	(1.42)	0.92	3.47

Per common share data
Cash dividends declared per common share Class A	$0.025	0.075	0.640	0.790	0.730
Cash dividends declared per common share Class B	0.025	0.075	0.640	0.790	0.730
Book value per share (3)	2.88	21.72	40.96	43.01	42.49

	As of December 31,
(In thousands except share and per share data)	2009		2008	2007	2006	2005

Balance Sheet (at year end)
Loans, net		$3,694,326	4,326,651	4,524,188	4,595,920	4,624,772
Securities		433,318	948,592	1,169,673	1,059,111	1,042,217
Total assets		4,815,617	5,814,557	6,378,817	6,495,662	6,471,411
Deposits		3,969,680	3,919,796	3,953,405	3,867,036	3,752,676
Securities sold under agreements to repurchase and other short term borrowings		27,271	284,423	167,240	133,958	255,501
Other borrowings (4)		613,043	1,284,087	1,717,893	1,810,247	1,724,160
Stockholders’ equity		141,571	243,968	459,321	524,982	516,336
Asset quality ratios for BankAtlantic
Non-performing assets, net of reserves, as a percent of total loans, tax certificates and repossessed assets	%	9.39	6.55	4.10	0.55	0.17
Loan loss allowance as a percent of non-performing loans		56.56	47.76	52.65	982.89	605.68
Loan loss allowance as a percent of total loans		4.83	3.07	2.04	0.94	0.88
Capital ratios for BankAtlantic:
Total risk based capital	%	12.56	11.63	11.63	12.08	11.50
Tier I risk based capital		10.63	9.80	9.85	10.50	10.02
Leverage		7.58	6.80	6.94	7.55	7.42

1.	The return on average assets is equal to income (loss) from continuing operations (numerator) divided by average consolidated assets (denominator) during the respective year. The return on average equity is equal to income (loss) from continuing operations (numerator) divided by average consolidated equity (denominator) during the respective year. Income (loss) from continuing operations excludes the income from Ryan Beck Holdings, Inc. for all periods presented. While income (loss) from continuing operations (numerator) excludes income from these discontinued operations, average consolidated assets includes the assets of the discontinued operations.

2.	Cash dividends declared on common shares divided by income from continuing operations.

3.	The denominator of book value per share was computed by combining the number of Class A and Class B shares outstanding at year end for all periods.

4.	Other borrowings consist of FHLB advances, subordinated debentures, notes, bonds payable, secured borrowings, and junior subordinated debentures. Loans under loan participation agreements that constituted a legal sale of a portion of the loan but that were not qualified to be accounted for as a loan sale are recorded as secured borrowings.

5.	Discontinued operations include the earnings of Ryan Beck for each of the years in the three year period ending December 31, 2007.

6.	During the year ended December 31, 2009, the Company recognized a tax benefit associated with the enactment of tax legislation that increased the 2009 net operating loss carry-back period from two years to five years. During the year ended December 31, 2009 and 2008, the Company recorded a deferred tax valuation allowance for its entire net deferred tax asset.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION
Introduction
     BankAtlantic Bancorp, Inc. is a Florida-based financial services holding company offering a full range of products and services through BankAtlantic, our wholly-owned banking subsidiary. As of December 31, 2009, we had total consolidated assets of approximately $4.8 billion, deposits of approximately $4.0 billion and shareholders’ equity of approximately $141.6 million. We operate through two primary business segments: BankAtlantic and the Parent Company.
     On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. As a consequence of the sale of Ryan Beck to Stifel, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Company’s Consolidated Financial Statements for the year ended December 31, 2007.
Consolidated Results of Operations
     Loss from continuing operations from each of the Company’s reportable business segments follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

BankAtlantic	$(148,708)	(166,144)	(19,440)
Parent Co.	(40,812)	(53,100)	(10,572)

Net loss	$(189,520)	(219,244)	(30,012)

     The lower loss from continuing operations at BankAtlantic during 2009 compared to the same 2008 period primarily resulted from BankAtlantic recognizing a $31.7 million income tax benefit during 2009 in connection with a change in tax regulations which enabled BankAtlantic to utilize additional net operating losses, while during 2008, BankAtlantic established a deferred tax valuation allowance on its entire amount of net deferred tax assets resulting in a tax provision of $31.1 million. BankAtlantic’s 2009 loss before income taxes increased by $45.4 million compared to 2008. The higher 2009 loss primarily resulted from a $78.9 million increase in the provision for loan losses, a $30.3 million reduction in net interest income and $8.0 million of lower non-interest income. The increase in BankAtlantic’s loss before income taxes was partially offset by $71.8 million of lower non-interest expenses.
     The substantial increase in the provision for loan losses resulted primarily from a significant increase in charge-offs and loan loss reserves in our consumer, residential and commercial real estate loan portfolios. These portfolios continued to be negatively affected by the current adverse economic environment, especially declining collateral values and rising unemployment. If economic and real estate market conditions do not improve, we believe that additional provisions for loan losses may be required in future periods.

     The reduction in BankAtlantic’s net interest income was primarily due to a decline in earning assets. BankAtlantic reduced its assets in order to improve its liquidity and regulatory capital ratios. BankAtlantic’s average earnings assets declined by $790.6 million during 2009 compared to 2008.
     The reduction in non-interest income primarily relates to a decline in overdraft fees. Overdraft fees represented approximately 54% of our non-interest income during 2009. This overdraft fee income decline reflects, in part, management’s focus on targeting retail customers and businesses that maintain higher average deposit balances which generally will result in fewer overdrafts per account. We believe that this trend of declining overdraft fees will continue and could be accelerated by recent overdraft rules adopted by the Federal Reserve effective July 1, 2010. Congress has also proposed additional legislation to further limit the assessment of overdraft fees. These events could significantly reduce our overdraft fee income in subsequent periods.
     In response to adverse economic conditions, BankAtlantic during 2009 continued to reduce expenses with a view towards increasing operating efficiencies. These operating expense initiatives included workforce reductions, consolidation of certain back-office facilities, renegotiation of vendor contracts, outsourcing of certain back-office functions, reduction in marketing expenses and other targeted expense reductions. Also, restructuring charges and other impairments declined by $33.0 million. These expense reductions were partially offset by $8.2 million of additional FDIC insurance premiums, including a $2.4 million FDIC special assessment in June 2009.
     The significant decline in BankAtlantic’s performance during the year ended December 31, 2008 compared to the same 2007 period primarily resulted from a $48.3 million goodwill impairment charge, the establishment of a $66.9 million deferred tax valuation allowance, a $64.5 million increase in the provision for loan losses and a decline in non-interest income. These items were partially offset by lower non-interest expenses, excluding the goodwill impairment charge. The substantial increase in BankAtlantic’s provision for loan losses for 2008 compared to 2007 reflects net charge-offs for 2008 of $97.4 million compared to $20.4 million for 2007 and a $31.6 million increase in the allowance for loan losses during 2008. The charge-offs and loan reserve increases were primarily related to commercial real estate and consumer loans. The decline in BankAtlantic’s non-interest income was primarily due to lower net assessments of overdraft fees. BankAtlantic non-interest expenses, excluding the goodwill impairment charge, declined by $31.6 million primarily due to management’s expense reduction initiatives.
     The decrease in the Parent Company segment loss during 2009 compared to 2008 reflects a $6.0 million reduction in the provision for loan losses and $4.9 million of reduced net interest expense. The provision for loan losses for both years was associated with non-performing loans acquired from BankAtlantic in March 2008. The 2009 provision for loan losses represents additional charge-offs and specific reserves associated with these loans due to declining real estate collateral values. The improvement in net interest expense reflects historically low LIBOR interest rates during 2009. The majority of the Parent Company’s debt is indexed to the three-month LIBOR interest rate. The decline in interest rates was partially offset by interest accrued on the junior subordinated debentures deferred interest. Parent Company operating expenses were higher by $0.3 million during 2009 compared to 2008. Lower property management costs associated with non-performing loans during 2009 were offset by higher compensation expenses.
     The increase in the Parent Company segment loss during 2008 compared to 2007 reflects a provision for loan losses of $24.4 million as well as the establishment of a $20.9 million deferred tax valuation allowance. The Parent Company had no provision for loan losses during the comparable 2007 period as it held no loans during that period. Additionally, gains from securities activities declined from $6.1 million during 2007 to a loss of $0.4 million during 2008 as the Parent Company liquidated its managed fund investment portfolio and sold its entire investment in Stifel securities acquired by it in connection with the 2007 sale of Ryan Beck. Parent Company operating expenses were higher by $4.5 million during 2008 compared to 2007. The increase reflects property management costs associated with non-performing loans and an increase in professional fees in 2008 compared to 2007.

     During 2009 and 2008, the Parent Company recognized in discontinued operations $3.7 million and $16.6 million, respectively, of additional proceeds from the sale of Ryan Beck in connection with contingent earn-out payments under the Ryan Beck merger agreement with Stifel. Included in discontinued operations during 2007 relating to the Ryan Beck segment was income of $7.8 million. Ryan Beck’s 2007 segment income reflects a $16.4 million gain from the sale of Ryan Beck to Stifel partially offset by an $8.6 million loss from operations during the two months ended February 28, 2007, the closing date of the sale to Stifel.
BankAtlantic Results of Operations
Summary
     The following events over the past several years have had a significant impact on BankAtlantic’s results of operations:
     In April 2002, BankAtlantic launched its “Florida’s Most Convenient Bank” initiative which resulted in significant demand deposit, NOW checking and savings account growth (we refer to these accounts as “core deposit” accounts). Since inception of this campaign, BankAtlantic has increased core deposit balances from $600 million at December 31, 2001 to approximately $2.7 billion at December 31, 2009. These core deposits represented 67% of BankAtlantic’s total deposits at December 31, 2009, compared to 26% of total deposits at December 31, 2001.
     In 2004, BankAtlantic announced its de novo store expansion strategy and had opened 32 stores as of December 31, 2009 in connection with this strategy. BankAtlantic’s non-interest expenses substantially increased as a result of the hiring of additional personnel, increased marketing to support new stores, increased leasing and operating costs for the new stores and expenditures for back-office technologies to support a larger institution.
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
     During the latter half of 2007, the real estate markets deteriorated rapidly throughout the United States, and particularly in Florida where BankAtlantic’s commercial and consumer real estate loans are concentrated. In response to these market conditions, BankAtlantic significantly increased its allowance for loan losses for commercial loans collateralized by real estate property and to a lesser extent home equity consumer loans.
     During the fourth quarter of 2007, the decision was made to delay BankAtlantic’s retail network expansion, consolidate certain back-office facilities and implement other initiatives to reduce non-interest expenses.
     As economic conditions deteriorated in late 2007 and 2008, real estate property values continued to decline. The adverse economic and real estate market conditions severely impacted the credit quality of BankAtlantic’s loan portfolio. In March 2008, the Parent Company purchased $101.5 million of non-performing loans from BankAtlantic and during the year contributed $65 million of capital to BankAtlantic. During the fourth quarter of 2008, financial and credit markets further experienced rapid deterioration, investor confidence in financial institutions was significantly and adversely affected and the market capitalization of BankAtlantic Bancorp’s Class A common stock declined materially. As BankAtlantic’s non-performing loans increased, additional loan loss reserves were established, impairments of long-lived assets were recognized and earnings were adversely affected. As a consequence of the substantial losses during 2007 and 2008, the deterioration in the price of the Company’s Class A common stock and the unprecedented economic and market uncertainty, BankAtlantic recognized a $48.3 million non-cash goodwill impairment charge and established $66.9 million non-cash deferred tax valuation allowance.
     During 2009, in response to the continued deteriorating economic conditions including falling real estate collateral values and rising unemployment, and the significant adverse impact on the credit quality of our assets and our results of operations, BankAtlantic reduced its assets, repaid its wholesale borrowings and increased core deposits with a view towards strengthening its liquidity and regulatory capital ratios. However, the credit quality of its loans continued to deteriorate in 2009, and BankAtlantic’s losses increased. As a result, BankAtlantic Bancorp, Inc. contributed an additional $105 million of capital to BankAtlantic. Additionally, as a consequence of the adverse economic environment, an additional $22.5 million of restructuring charges and asset impairments were recognized during 2009.
     The following table is a condensed income statement summarizing BankAtlantic’s results of operations (in thousands):

	For the Years Ended			Change	Change
	Ended December 31,			2009 vs	2008 vs
	2009	2008	2007	2008	2007

Net interest income	$163,324	193,648	199,510	(30,324)	(5,862)
Provision for loan losses	(214,244)	(135,383)	(70,842)	(78,861)	(64,541)

Net interest income (loss) after provision for loan losses	(50,920)	58,265	128,668	(109,185)	(70,403)
Non-interest income	129,292	137,308	144,412	(8,016)	(7,104)
Non-interest expense	(258,799)	(330,623)	(313,898)	71,824	(16,725)

BankAtlantic (loss) income before income taxes	(180,427)	(135,050)	(40,818)	(45,377)	(94,232)
Benefit/(provision) for income taxes	31,719	(31,094)	21,378	62,813	(52,472)

BankAtlantic net loss	$(148,708)	(166,144)	(19,440)	17,436	(146,704)

BankAtlantic’s Net Interest Income
The following table summarizes net interest income:

	For the Years Ended
	December 31, 2009				December 31, 2008			December 31, 2007
(Dollars are in thousands)	Average		Revenue/	Yield/	Average	Revenue/	Yield/	Average	Revenue/	Yield/
Interest earning assets	Balance		Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Loans: (a)
Residential real estate		$1,758,188	89,836	5.11	2,053,645	111,691	5.44	2,209,832	120,768	5.47
Commercial real estate		1,204,005	46,746	3.88	1,238,307	69,642	5.62	1,367,095	108,931	7.97
Consumer		723,135	21,104	2.92	743,863	33,950	4.56	650,764	47,625	7.32
Commercial business		143,224	7,461	5.21	132,565	9,516	7.18	142,455	12,720	8.93
Small business		316,328	20,010	6.33	320,853	22,162	6.91	298,774	23,954	8.02

Total loans		4,144,880	185,157	4.47	4,489,233	246,961	5.50	4,668,920	313,998	6.73

Tax exempt securities		—	—	—	—	—	—	328,583	19,272	5.87
Taxable investment securities (b)		661,216	37,857	5.73	1,078,189	65,570	6.08	689,263	42,849	6.22
Federal funds sold		14,760	33	0.22	44,031	754	1.71	3,638	195	5.36

Total investment securities		675,976	37,890	5.61	1,122,220	66,324	5.91	1,021,484	62,316	6.10

Total interest earning assets		4,820,856	223,047	4.63	5,611,453	313,285	5.58	5,690,404	376,314	6.61

Total non-interest earning assets		365,257			503,028			510,173

Total assets		$5,186,113			6,114,481			6,200,577

Interest bearing liabilities
Deposits:
Savings		$436,169	1,612	0.37	503,464	4,994	0.99	584,542	12,559	2.15
NOW, money funds and checking		1,589,340	9,961	0.63	1,506,479	17,784	1.18	1,450,960	26,031	1.79
Certificate accounts		1,192,012	30,311	2.54	1,088,170	41,485	3.81	992,043	45,886	4.63

Total interest bearing deposits		3,217,521	41,884	1.30	3,098,113	64,263	2.07	3,027,545	84,476	2.79

Securities sold under agreements to repurchase and federal funds purchased		108,248	237	0.22	141,654	2,699	1.91	194,222	9,829	5.06
Advances from FHLB		553,146	16,522	2.99	1,417,718	50,942	3.59	1,379,106	73,256	5.31
Subordinated debentures and notes payable		22,757	1,080	4.75	26,004	1,733	6.66	28,946	2,498	8.63

Total interest bearing liabilities		3,901,672	59,723	1.53	4,683,489	119,637	2.55	4,629,819	170,059	3.67

Non-interest bearing liabilities
Demand deposit and escrow accounts		809,900			828,825			946,356
Other liabilities		62,343			50,584			55,683

Total non-interest bearing liabilities		872,243			879,409			1,002,039

Stockholders’ equity		412,198			551,583			568,719

Total liabilities and stockholder’s
equity		$5,186,113			6,114,481			6,200,577

Net interest income/net
interest spread			163,324	3.10%		193,648	3.03%		206,255	2.94%

Tax equivalent adjustment (c)			—			—			(6,745)
Net interest income			163,324			193,648			199,510

Margin
Interest income/interest earning assets	%			4.63			5.58			6.61
Interest expense/interest earning assets				1.24			2.13			2.99

Tax equivalent net interest margin	%			3.39			3.45			3.62

(a)	Includes non-accruing loans, and as such, the average yield on loans reflects the impact of these non-interest earning assets.

(b)	Average balances were based on amortized cost.

(c)	The tax equivalent basis is computed using a 35% tax rate.
For the Year Ended December 31, 2009 Compared to the Same 2008 Period
     The decrease in net interest income primarily resulted from a significant reduction in earning assets and an increase in non-performing assets partially offset by an improvement in the net interest spread.
     The decline in average earning assets reflects a management decision to slow the origination and purchase of loans, sell agency securities and reduce the purchase of tax certificates in an effort to enhance liquidity and improve regulatory capital ratios. During 2009, BankAtlantic slowed the origination of commercial and consumer loans and ceased the purchase of jumbo residential loan portfolios. BankAtlantic concentrated its loan originations in small business and middle market loans. As a consequence, average loans during 2009 declined by $344.4 million compared to 2008 with $295.5 million of the average loan decline associated with the purchased residential loan portfolio. BankAtlantic experienced significant residential loan repayments due to the large volume of loan refinancings associated with historically low residential mortgage interest rates during 2009. Taxable investment securities primarily consisted of agency mortgage-backed securities and tax certificates. During 2009, BankAtlantic reduced the purchase of tax certificates from $368.4 million during 2008 to $65.7 million during 2009 and sold $284 million of mortgage-backed securities.
     The net interest spread improved due to a change in our funding mix. BankAtlantic used the funds from deposit growth and the reduction in assets to repay FHLB advances and short term wholesale borrowings. BankAtlantic repaid $760 million of FHLB advances during 2009 with an average interest rate of 3.37%. As a consequence, BankAtlantic’s funding mix changed from higher rate FHLB advances to lower rate deposits. The interest earning asset yield declines were primarily due to lower interest rates during 2009 compared to 2008, changes in the earning asset portfolio mix and a significant increase in non-performing loans. The lower interest rate environment during 2009 compared to 2008 had a significant impact on commercial, small business and consumer loan yields, as a majority of these loans have adjustable interest rates indexed to prime or LIBOR. The average prime interest rate declined from 8.05% at December 31, 2007 to 3.25% at December 31, 2009, and the average three-month LIBOR interest rate declined from 5.30% at December 31, 2007 to 0.69% at December 31, 2009. Additionally, average earning loan yields were adversely affected by a significant increase in non-performing loans. Non-performing loans were $178.6 million at December 31, 2007 compared to $286.1 million at December 31, 2009.
     The decline in interest bearing deposit rates reflects the lower interest rate environment and an increase in NOW deposit accounts. The higher NOW accounts reflects a migration of retail time deposits to NOW accounts as we believe the interest rates on NOW accounts were competitive with time deposits for a significant portion of 2009. The increase in certificate accounts reflects higher average brokered deposit account balances during 2009 compared to 2008. Deposits which BankAtlantic receives in connection with its participation in the CDARS program from other participating CDARS institutions are included in BankAtlantic’s financial statements as brokered deposits. Average brokered deposits increased from $81.5 million during 2008 to $189.5 million during 2009, of which approximately 45% of average brokered deposits during 2009 consisted of CDARS related deposits.
     Management believes that the historically low interest rates during 2009 had a favorable impact on our net interest margin. Conversely, increases in interest rates or continued reductions in earning assets may result in further declines in our net interest margin.

For the Year Ended December 31, 2008 Compared to the Same 2007 Period
     The decrease in tax equivalent net interest income primarily resulted from a 17 basis point decline in the net interest margin and secondarily from a shift in the deposit mix resulting in lower non-interest bearing liabilities balances.
     The decline in the tax equivalent net interest margin primarily resulted from a decline in average non-interest bearing demand deposit balances partially offset by an improvement in the tax equivalent net interest spread. The increase in the tax equivalent net interest spread primarily resulted from rates on interest-bearing liabilities adjusting to the decline in short-term interest rates faster than interest-earning asset yields. The majority of our loans adjust to LIBOR or prime interest rates indices. The average prime interest rate declined from 8.05% during the year ended December 31, 2007 to 5.30% during the 2008 year and the average three-month LIBOR rate declined from 5.04% during the 2007 year to 2.92% during the 2008 year. The majority of interest-bearing liabilities adjust to current market rates faster than a significant portion of our assets, which includes residential loans and mortgage-backed securities that only adjust periodically to current market rates. The additional net interest income associated with the improvement of the net interest spread was partially offset by average interest bearing liabilities increasing while average interest-earning assets declined. Average interest earning assets were $79.0 million lower, and while overall average interest-bearing liabilities were $53.7 million higher, non-interest bearing demand deposit accounts were $117.5 million lower. The decline in average non-interest bearing demand deposit accounts reflected the competitive banking environment in Florida during 2008 and the migration of demand deposit accounts to interest-bearing NOW accounts.
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
     In response to the slowing economy and declining real estate market, we slowed the origination of commercial real estate loans and the purchase of residential loans during 2008. As a consequence, average balances in our residential and commercial real estate loan portfolios declined from $3.6 billion during 2007 to $3.3 billion during 2008. These declines in loan balances were partially offset by an increase in our taxable securities, and small business loan and consumer home equity loan average balances. Aggregate average balances in our consumer home equity and small business loan portfolios increased due primarily to funding on existing lines of credit for home equity loans and from the origination of small business loans. The higher average taxable securities balances reflects a $57.5 million increase in tax certificate average balances as 2008 tax certificate acquisitions were higher than 2007 acquisitions.
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
     Rates on wholesale borrowings during 2008 were significantly lower than 2007 reflecting a significant decline in the federal funds rates during 2008. The average federal funds rate declined from 5.04% during 2007 to 2.09% during 2008. Additionally, we were able to borrow at historically low interest rates rates due to programs implemented by the Treasury to stimulate the economy through increased funding to financial institutions.
     In order to improve the net interest margin and lower borrowing costs in subsequent periods, BankAtlantic prepaid $692 million of FHLB advances during the fourth quarter of 2008. BankAtlantic funded the advance repayments with short term borrowings that were at significantly lower interest rates than the repaid advances.
     The following table summarizes the changes in tax equivalent net interest income (in thousands):

	Year Ended			Year Ended
	December 31, 2009			December 31, 2008
	Compared to Year Ended			Compared to Year Ended
	December 31, 2008			December 31, 2007
	Volume			Volume
	(a)	Rate	Total	(a)	Rate	Total
Increase (decrease) due to:
Loans	$(15,383)	(46,421)	(61,804)	(9,885)	(57,152)	(67,037)
Tax exempt securities	—	—	—	—	(19,272)	(19,272)
Taxable investment securities (b)	(23,872)	(3,841)	(27,713)	23,652	(931)	22,721
Federal funds sold	(65)	(656)	(721)	692	(133)	559

Total earning assets	(39,320)	(50,918)	(90,238)	14,459	(77,488)	(63,029)

Deposits:
Savings	(249)	(3,133)	(3,382)	(804)	(6,761)	(7,565)
NOW, money funds, and checking	519	(8,342)	(7,823)	655	(8,902)	(8,247)
Certificate accounts	2,641	(13,815)	(11,174)	3,665	(8,066)	(4,401)

Total deposits	2,911	(25,290)	(22,379)	3,516	(23,729)	(20,213)

Securities sold under agreements to repurchase	(73)	(2,389)	(2,462)	(1,002)	(6,128)	(7,130)
Advances from FHLB	(25,824)	(8,596)	(34,420)	1,387	(23,701)	(22,314)
Subordinated debentures	(154)	(499)	(653)	(196)	(569)	(765)

	(26,051)	(11,484)	(37,535)	189	(30,398)	(30,209)

Total interest bearing liabilities	(23,140)	(36,774)	(59,914)	3,705	(54,127)	(50,422)

Change in tax equivalent interest income	$(16,180)	(14,144)	(30,324)	10,754	(23,361)	(12,607)

(a)	Changes attributable to rate/volume have been allocated to volume.

(b)	Average balances were based on amortized cost.

     The decline in net interest income during 2009 was primarily due to the decline in average earning assets and secondarily due to the decline in average yields on earning assets. Average earning assets declined by $790.6 million, reducing net income by $39.3 million. Average interest-bearing liabilities declined by $781.8 million, reducing interest expense by $23.1 million. The lower yields on total earning assets reduced interest income by $50.9 million while declines in interest rates on total interest bearing liabilities reduced interest expense by $36.8 million. As discussed above, the lower yields on interest earning assets reflect the effect on our loan portfolio interest income of the significant decline during 2009 of LIBOR and prime interest rate indices.
     The decline in tax equivalent net interest income during 2008 was largely due to yields on interest earning assets declining faster than interest rates on interest-bearing liabilities. The lower yields on total earning assets reduced interest income by $77.5 million while declines in interest rates on total interest bearing liabilities reduced interest expense by $54.1 million. As discussed above, the lower yields on interest earning assets reflect the effect on our loan portfolio interest income of the significant decline during 2008 of LIBOR and prime interest rate indices. The decline in federal funds rates and the programs implemented by the Treasury to promote lending by financial institutions significantly lowered wholesale borrowing interest rates. However, interest rate declines on our deposits were less than our earning asset yield declines as interest rates on our low cost deposits are not as sensitive to interest rate changes as our loan portfolio rates. Further competition from other financial institutions resulted in only a gradual decline in certificate account interest rates.
     BankAtlantic’s Asset Quality
Changes in the allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007	2006	2005

Balance, beginning of period	$125,572	94,020	43,602	41,192	46,010
Charge-offs:
Commercial business loans	(516)	—	—	—	—
Commercial real estate loans	(96,300)	(60,057)	(12,562)	(7,000)	—
Small business	(9,105)	(4,886)	(2,554)	(951)	(764)
Consumer loans	(40,223)	(28,942)	(7,065)	(681)	(259)
Residential real estate loans	(23,264)	(4,816)	(461)	(239)	(453)

Continuing loan products	(169,408)	(98,701)	(22,642)	(8,871)	(1,476)
Discontinued loan products	(13)	—	—	(34)	(1,218)

Total charge-offs	(169,421)	(98,701)	(22,642)	(8,905)	(2,694)

Recoveries:
Commercial business loans	492	7	96	291	18
Commercial real estate loans	700	—	304	419	1,471
Small business	494	428	417	566	899

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
Consumer loans	561	365	578	536	401
Residential real estate loans	912	397	15	348	65

Continuing loan products	3,159	1,197	1,410	2,160	2,854
Discontinued loan products	34	113	808	581	1,637

Total recoveries	3,193	1,310	2,218	2,741	4,491

Net (charge-offs) recoveries	(166,228)	(97,391)	(20,424)	(6,164)	1,797
Provision for (recovery from) loan losses	214,244	135,383	70,842	8,574	(6,615)
Transfer specific reserves to Parent Company	—	(6,440)	—	—	—

Balance, end of period	$173,588	125,572	94,020	43,602	41,192

     The year-over-year increases in the provision for loan losses and charge-offs for 2007, 2008 and 2009 compared to the prior periods resulted primarily from the rapid decline in real estate values nationally and in Florida, the substantial downturn in the homebuilding industry and the deteriorating economic environment that began in 2007. BankAtlantic has a high concentration of commercial borrowers in the homebuilding industry and the majority of its residential and consumer home equity loans are to retail customers. The ability of these retail customers to repay their loans is adversely affected by rising unemployment rates. In December 2009, the national unemployment rate rose to 10% and the Florida unemployment rate more than doubled from 4.1% at December 31, 2007 to 7.6% at December 31, 2008 to 11.8% at December 31, 2009. Rising national unemployment has resulted in higher delinquencies and foreclosures on residential real estate loans, including the jumbo residential loans which comprise the majority of our residential loan portfolio. We believe rising unemployment and declining property values have resulted in higher credit losses. The declines in the value of real estate, which initially involved primarily residential real estate but are now being experienced in the commercial non-residential real estate markets, have exacerbated our credit losses as the underlying collateral values of our loans have continued to decline throughout the three year period. The recession, falling real estate values and high unemployment are adversely affecting residential and commercial non-residential real estate markets. BankAtlantic believes that its commercial borrowers are experiencing difficulties selling real estate inventory and maintaining current cash flow levels on rental real estate properties. We believe that if real estate and general economic conditions and unemployment trends in Florida do not improve, the credit quality of our loan portfolio will continue to deteriorate and we would expect an increase in loan delinquencies and non-accrual loan balances as well as additional provisions for loan losses in future periods. Additionally, if jumbo residential loan delinquencies and foreclosures continue to increase nationwide, additional provisions for losses in our residential loan portfolio may be required.
     We continued to incur losses in our commercial residential real estate and consumer home equity loan portfolios. We also began experiencing higher losses during 2009 in our commercial non-residential, residential and small business loan portfolios as the deteriorating economic environment has adversely impacted these borrowers. In response to these trends, we have significantly reduced purchases of residential loans and tightened consumer home equity loan underwriting requirements for new loans and froze certain borrowers’ home equity loan commitments where borrowers’ current credit scores were significantly lower than at the date of loan origination or where current collateral values were substantially lower than at loan origination.
     We believe that the increase in charge-offs trends of commercial real estate, consumer home equity and residential loans during the three year period ending December 31, 2009 primarily reflects the significant increase in unemployment and declining real estate values. The significant increase in commercial real estate loan charge-offs primarily resulted from our commercial residential development loans and secondarily from our commercial non-residential real estate loans. The majority of the commercial residential development loan charge-offs during 2009 were from updated loan collateral fair value estimates reflecting the continued deterioration in the Florida residential real estate market. We are hopeful that charge-offs and non-performing commercial residential loans may have peaked and may decline in future periods due to significant reductions in outstanding balances from December 2008 to December 2009; however, this may not be the case and there is no assurance that we will not experience the same or higher levels of charge-offs and non-accrual loans in this category. With respect to commercial nonresidential loans we expect that charge-offs in commercial non-residential loans may escalate if market conditions do not improve or deteriorate further. The increasing levels of small business charge-offs during the three year period ended December 31, 2009, we believe, reflects the deteriorating financial condition of our borrowers’ businesses caused, in part, by reduced consumer spending and the depressed real estate industry.

     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans (contractually past due 90 days or more, performing impaired loans or troubled debt restructured loans) were (in thousands):

	December 31,
	2009	2008	2007	2006	2005

NONPERFORMING ASSETS

Tax certificates	$2,161	1,441	2,094	632	388

Residential real estate (1)	76,401	34,734	8,678	2,629	5,981

Commercial real estate (2)	167,867	161,947	165,818	—	340

Commercial business	18,063	—	—	—	—

Small business	9,338	4,644	877	244	9

Consumer	14,451	6,763	3,218	1,563	471

Total non-accrual assets (3)	288,281	209,529	180,685	5,068	7,189

Residential real estate owned	9,607	2,285	413	617	86

Commercial real estate owned	25,442	16,500	16,763	21,130	881

Small business real estate owned	580	260	—	—	—

Consumer real estate owned	306	—	40	—	—

Other repossessed assets	10	—	—	—	—

Total repossessed assets	35,945	19,045	17,216	21,747	967

Total nonperforming assets	$324,226	228,574	197,901	26,815	8,156

Total nonperforming assets as a percentage of:

Total assets	6.82	4.00	3.21	0.43	0.13

Loans, tax certificates and real estate owned	8.13	4.95	4.10	0.55	0.17

TOTAL ASSETS	$4,755,122	5,713,690	6,161,962	6,187,122	6,109,330

TOTAL LOANS, TAX CERTIFICATES AND REAL ESTATE OWNED	$3,987,248	4,620,956	4,827,114	4,907,660	4,833,539

Allowance for loan losses	$173,588	125,572	94,020	43,602	41,192

Tax certificates	$110,991	213,534	188,401	199,090	166,697

Allowance for tax certificate losses	$6,781	6,064	3,289	3,699	3,271

OTHER POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more (4)	$9,960	15,721	—	—	—

Performing impaired loans (5)	6,150	—	—	163	193

Troubled debt restructured loans	107,642	25,843	2,488	—	77
TOTAL POTENTIAL

PROBLEM LOANS	$123,752	41,564	2,488	163	270

(1)	Includes $41.3 million and $20.8 million of interest-only residential loans as of December 31, 2009 and December 31, 2008, respectively.

(2)	Excluded from the above table as of December 31, 2009 and 2008 were $44.9 million and $79.3 million, respectively, of commercial residential loans that were transferred to a work-out subsidiary of the Parent Company in March 2008.

(3)	Includes $45.7 million and $2.3 million of troubled debt restructured loans as of December 31, 2009 and December 31, 2008, respectively.

(4)	The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement or the loan has sufficient collateral to prevent a loss.

(5)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.
     Non-performing assets were substantially higher at December 31, 2009, 2008 and 2007 compared to the prior two years. The increase in non-performing assets during 2006 compared to 2005 resulted from a repossessed commercial real estate property during 2006. This property was further impaired by $7.2 million during 2007 and $3.1 million during 2009.
     The increase in non-accrual loans during the three year period ended December 31, 2009 reflects the general deterioration in the national and Florida economy, high unemployment, and the depressed residential real estate market as home prices throughout the country and in Florida continued to decline and it is taking longer than historical time-frames to foreclose on and sell homes. Residential mortgage delinquencies were at record highs nationally during the fourth quarter of 2009. Non-accrual commercial and small business loans increased primarily due to the deteriorating financial condition of certain of our borrowers, which we believe is the result of Florida’s depressed economy and a reduction in consumer spending associated with high unemployment. The increase in commercial real estate non-accrual loans during the three year period ended December 31, 2009 reflects the migration of commercial residential loans to a non-accrual classification as well as weaknesses in the commercial non-residential market during 2009 resulting in an increase in troubled shopping center and office building loans. Commercial non-accrual loans at December 31, 2009 and 2008 were favorably impacted by transferring $101.5 million of non-accrual commercial loans to a work-out subsidiary of the Parent Company in March 2008.
     The higher repossessed assets balances at December 31, 2009 compared to prior periods reflect increased foreclosures of commercial real estate and residential loans. BankAtlantic attempts to modify loans to credit worthy borrowers; however, the majority of BankAtlantic’s non-accrual commercial real estate loans are collateral dependent resulting in BankAtlantic having few viable alternatives other than initiating the foreclosure process. We also initiate the foreclosure process on non-accrual residential loans upon unsuccessful loan modification attempts. As a consequence of the increasing non-accrual loans, we expect repossessed assets to significantly increase in the foreseeable future.
     BankAtlantic’s potential problem loans at December 31, 2009 have significantly increased compared to prior periods primarily due to an increase in troubled debt restructured loans. In response to current market conditions, BankAtlantic has developed loan modification programs for certain borrowers experiencing financial difficulties. During the year ended December 31, 2009, BankAtlantic modified the terms of certain commercial, small business, residential and consumer home equity loans. Generally, the concessions made to borrowers experiencing financial difficulties were the reduction of the loan’s contractual interest rate, conversion of amortizing loans to interest only payments or the deferral of interest payments to the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are not returned to an accruing status and BankAtlantic does not reset days past due on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period. However, there is no assurance that the modification of loans will result in increased collections from the borrower or that modified loans which return to an accruing status will not subsequently return to nonaccrual status.
     BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of December 31,
	2009		2008		2007
	Non-accrual	Accruing	Non-accrual	Accruing	Non-accrual	Accruing

Commercial	$32,225	83,768	—	25,843	—	2,488
Small business	4,520	7,325	2,289	—	—	—

Consumer	1,774	12,969	—	—	—	—

Residential	7,178	3,580	—	—	—	—

Total	$45,697	107,642	2,289	25,843	—	2,488
	=
     Commercial residential loans continue to constitute the majority of non-performing commercial real estate loans; however, BankAtlantic is experiencing unfavorable credit quality trends in commercial loans collateralized by commercial land and retail income producing properties and may experience higher non-performing loans in these loan categories in future periods. BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Seven relationships account for 50% of our $167.9 million of non-accrual commercial real estate loans as of December 31, 2009. The following table outlines general information about these relationships as of December 31, 2009 (in thousands):

	Unpaid
	Principal	Book	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Value	Reserves	Originated	on Nonaccrual	Date (4)	Type	Full Appraisal

Residential Land Developers

Relationship No. 1 (2)	25,000	19,200	2,232	Q4-2004	Q4-2008	Q4-2008	Land A&D (5)	Q4-2009

Relationship No. 2	12,949	12,949	3,624	Q4-2005	Q4-2009	Q4-2009	Land A&D (5)	Q1-2009

Relationship No. 3 (1)	20,016	12,366	10,856	Q3-2004	Q3-2007	Q4-2007	Builder Land	Q4-2009
Relationship No. 4 (2), (3)	13,996	10,867	7,303	Q3-2004	Q4-2008	Q1-2009	Builder Land	Q4-2009

Relationship No. 5 (2)	12,360	10,064	4,500	Q3-2006	Q1-2009	Q1-2009	Land A&D (5)	Q4-2009

Total	84,321	65,446	28,515

Commercial Land Developers

Relationship No. 6	10,779	10,779	—	Q3-2007	Q4-2009	Q3-2009	Commercial Land	Q4-2009

Relationship No. 7 (2)	10,537	8,137	3,964	Q4-2004	Q3-2008	Q1-2009	Commercial Land	Q4-2009

Total	21,316	18,916	3,964

Total of Large Relationships	105,637	84,362	32,479

(1)	During 2008, BankAtlantic recognized partial charge-offs on relationship No. 3 of $7.7 million.

(2)	During 2009, BankAtlantic recognized partial charge-offs on relationship Nos. 1, 4, 5 and 7 aggregating $13.6 million

(3)	A modification was executed, and the loan is reported as a troubled debt restructured loan and is currently not in default.

(4)	The default date is defined as the date of the initial missed payment prior to default.

(5)	Acquisition and development (“A&D”).
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
     Our residential loan portfolio does not include negative amortization, option ARM or subprime products; however, the majority of our residential loans are purchased residential jumbo loans and certain of these loans could potentially have outstanding loan balances significantly higher than related collateral values as a result of real estate value declines in the housing markets. Additionally, loans that were originated during 2005, 2006 and 2007 have experienced greater deterioration in collateral value than loans originated in prior years resulting in higher loss experiences in these groups of loans. Also, California, Florida, Arizona and Nevada are states that have experienced especially elevated foreclosures and delinquency rates.
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
     At December 31, 2009, BankAtlantic’s residential loan portfolio included $776.2 million of interest-only loans. Approximately $33.3 million of interest only residential loans became fully amortizing during the year ending December 31, 2009 and $65.2 million interest only residential loans are scheduled to reset during the year ending December 31, 2010.
     The following table presents relevant data regarding our purchased residential loans by year of origination segregated by amortizing and interest only loans (dollars in thousands):

							Average
	Amortizing Purchased Residential Loans						Debt Ratios
	Carrying	LTV at	Current	FICO Scores	Current	Amount	at Origination
Year of Origination	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	(3)

2007	$63,320	64.08%	85.37%	744	747	$2,508	31.99%

2006	61,894	71.07%	93.61%	738	727	4,739	35.65%

2005	41,624	72.75%	86.24%	724	719	8,469	36.61%

2004	352,473	67.00%	62.60%	737	731	21,031	34.28%

Prior to 2004	184,003	67.23%	47.19%	731	737	7,939	31.98%

	Interest Only Purchased Residential Loans						Average
			Current	FICO	Current		Debt Ratios
Year of	Carrying	LTV at	LTV	Scores	FICO Scores	Amount	at Origination
Origination	Amount	Origination	(1)	at Origination	(2)	Delinquent	(3)
2007	$99,068	71.93%	95.23%	752	739	$14,169	33.74%
2006	217,884	73.81%	94.12%	741	735	29,332	35.08%
2005	230,171	70.00%	84.80%	741	749	12,692	34.11%
2004	125,738	72.07%	76.94%	741	718	10,312	31.96%
Prior to 2004	103,325	60.04%	59.28%	743	748	2,335	31.47%

     The following table presents relevant data regarding our purchased residential loans by geographic area segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans						Average
			Current	FICO	Current		Debt Ratios
	Carrying	LTV at	LTV	Scores	FICO Scores	Amount	at Origination
State	Amount	Origination	(1)	at Origination	(2)	Delinquent	(3)
Arizona	$10,824	64.16%	59.24%	733	733	$598	32.97%
California	162,817	66.77%	63.46%	741	744	11,471	34.59%
Florida	92,965	70.28%	64.57%	722	713	10,911	35.15%
Nevada	4,818	69.40%	75.14%	739	732	—	36.56%
Other States	431,889	67.46%	65.92%	735	734	21,705	33.48%

	Interest Only Purchased Residential Loans						Average
			Current	FICO	Current		Debt Ratios
	Carrying	LTV at	LTV	Scores	FICO Scores	Amount	at Origination
State	Amount	Origination	(1)	at Origination	(2)	Delinquent	(3)
Arizona	$23,370	71.19%	95.47%	750	740	$3,298	32.41%
California	223,454	70.71%	86.10%	740	730	31,322	34.10%
Florida	54,095	68.21%	88.57%	750	741	7,721	31.99%
Nevada	11,529	73.26%	99.64%	745	735	3,951	35.46%
Other States	463,738	70.32%	82.21%	743	744	22,547	33.72%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the first quarter of 2009 from automated valuation models.

(2)	Current FICO scores based on borrowers for which FICO scores were available as of the third quarter of 2009.

(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.
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

	December 31, 2009			December 31, 2008			December 31, 2007
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans
Commercial business	$4,515	2.94%	3.94%	3,173	2.22%	3.15%	2,668	2.04%	2.65%
Commercial real estate	91,658	7.71	30.49	75,850	5.44	30.69	72,948	4.51	32.78

Small business	7,998	2.56	8.02	8,133	2.49	7.20	4,576	1.44	6.43
Residential real estate	27,000	1.74	39.85	6,034	0.31	42.56	4,177	0.19	43.82

Consumer	42,417	6.14	17.70	32,382	4.35	16.40	9,651	1.37	14.32
Discontinued loan products	—	—	—	—	—	—	—	—	—

Total assigned	173,588			125,572			94,020

Unassigned	—	N/A	N/A	—	N/A	N/A	—	N/A	N/A

	$173,588	4.45	100.00	125,572	2.76	100.00	94,020	1.90	100.00

	December 31, 2006			December 31, 2005
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans
Commercial business	$2,359	1.50%	3.07%	1,988	2.30%	1.63%
Commercial real estate	24,632	1.28	37.54	17,984	0.75	45.20

Small business	4,495	1.58	5.57	2,640	1.12	4.43
Residential real estate	4,242	0.20	42.33	2,592	0.13	38.53

Consumer	7,874	1.34	11.49	6,354	1.17	10.19
Discontinued loan products	—	—	0.00	156	12.92	0.02

Total assigned	43,602			31,714

Unassigned	—	N/A	N/A	9,478	N/A	N/A

	$43,602	0.85	100.00	41,192	0.78	100.00

     Included in allowance for loan losses in the above table were specific reserves. BankAtlantic’s specific reserves by loan type were as follows (in thousands):

	As of December 31,
	2009	2008	2007	2006	2005
Commercial	$42,697	29,208	17,609	—	—
Small business	753	300	200	—	—

Consumer	4,621	—	—	—	—

Residential	8,784	—	—	—	—

Total	$56,855	29,508	17,809	—	—

     Residential real estate and home equity consumer loans that are 120 days past due were generally written down to estimated collateral value less costs to sell. As a consequence of longer than historical timeframes to foreclose and sell residential real estate and the rapid decline in residential real estate values where our collateral is located, BankAtlantic began performing quarterly impairment evaluations during 2009 on residential real estate and real estate secured consumer loans that were written down in prior periods to determine whether specific reserves were necessary for further estimated market value declines. BankAtlantic also may establish specific reserves on loans that are individually evaluated for impairment (generally commercial and small business loans). The significant increase in commercial loan specific reserves reflects declines in collateral values as of December 31, 2009.
     Commercial real estate loans account for the majority of the allowance for loan losses for each of the years in the five year period ended December 31, 2009. The commercial real estate loan allowance as of December 31, 2005 primarily reflected allowance for loan losses based on increases or decreases in high balance loans. The increase in the allowance for commercial real estate loans during 2006 was associated with a slow-down in the homebuilding industry. The substantial increase in the commercial real estate allowance for loan losses during 2007, 2008 and 2009 resulted in large part from a rapid and prolonged deterioration in the Florida real estate market, generally, and the significant downturn in the residential real estate market nationally. During 2008 and 2007, home sales and median home prices declined significantly on a year-over-year basis in all major metropolitan areas in Florida, with conditions deteriorating rapidly during the fourth quarter of 2008 in response to the overall loss of confidence in the financial markets. The housing industry was experiencing a dramatic downturn and market conditions in the housing industry continued to worsen throughout 2008 reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new construction resulting in a significant over-supply of housing inventory, and increased foreclosure rates. During 2009, the decline in median home prices slowed and medium to low priced home sales began to recover from the 2008 lows. However, we believe that a portion of the increased sales and slow down of price declines may have been attributable to low mortgage interest rates and the impact of the first-time home buyer tax credits and may not be sustainable. Also, during 2009 we began experiencing higher levels of commercial non-residential real estate classified assets and charge-offs resulting from declining real estate values and financial difficulties of our borrowers who experienced reduced cash flows from declining rental income. Accordingly, the allowance for loan losses for commercial real estate loans was increased to reflect higher estimated losses for this loan product as the current economic and market conditions have resulted in unfavorable delinquency trends. We believe that the loss severities associated with these loans may be less significant than our commercial residential development loans as the underlying collateral associated with these loans is generally income producing. However, if economic conditions do not improve, there is no assurance that we will not experience significantly increased delinquencies and charge-offs in our commercial non-residential loan portfolio.
     There are three categories of loans in our commercial residential development loan portfolio that have resulted in the majority of losses in our commercial real estate loan portfolio. The loan balance in these categories aggregated $226.9 million at December 31, 2009. These categories are as follows:
     The “builder land bank loan” category consists of 7 loans and aggregates $43.7 million at December 31, 2009. This category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders. These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the sale of the property pursuant to the options. If the lots are not sold as originally anticipated, BankAtlantic anticipates that the borrower may not be in a position to service the loan, with the likely result being an increase in nonperforming loans and loan losses in this category. The number of homebuilders who have publicly announced that they are, or are contemplating, terminating these options or seeking bankruptcy protection substantially increases the risk that the lots will not be acquired as contemplated. Six loans in this category totaling $42.6 million were on non-accrual at December 31, 2009. BankAtlantic established $23.2 million of specific reserves on these loans as of December 31, 2009.
     The “land acquisition and development loan” category consists of 27 loans and aggregates $171.9 million and generally consists of loans secured by residential land which is intended to be developed by the borrower and sold to homebuilders. These loans are generally underwritten more stringently than builder land bank loans, as an option agreement with a regional or national builder did not exist at the origination date. Ten loans in this category totaling $60.2 million were on non-accrual at December 31, 2009. BankAtlantic established $7.1 million of specifics reserves on these loans as of December 31, 2009.
     The “land acquisition, development and construction loan” category consists of 6 loans and aggregates $11.3 million. This category generally consists of loans secured by residential land which will be fully developed by the borrower who may also construct homes on the property. These loans generally involve property with a longer investment and development horizon, are guaranteed by the borrower or individuals and/or are secured by additional collateral or equity such that it is expected that the borrower will have the ability to service the debt for a longer period of time. One loan in this category totaling $3.8 million was on non-accrual at December 31, 2009.
     BankAtlantic during 2009 experienced heightened delinquencies and charge-offs associated with commercial non-residential land loans and commercial non-residential loans. At December 31, 2009, BankAtlantic had 30 commercial land loans totaling $88.5 million with 7 non-accrual loans totaling $32.2 million, and 158 commercial non-residential loans totaling $549.9 million at December 31, 2009 with 12 loans on non-accrual totaling $27.8 million. Commercial land loans consist of loans to acquire non-residential land or loans to acquire and develop a site for non-residential commercial construction. The borrower generally sells the developed site to developers or obtains permanent financing from other lenders to complete the development of the property. Commercial non-residential loans generally represent permanent financing for income producing properties and financing for the construction of income producing properties.
     The allowance for consumer loans has increased for each of the years in the five year period ended December 31, 2009. This increase during 2005 and 2006 was largely associated with the growth in outstanding home equity loans throughout the period and the change in policy during 2004 to permit higher loan-to-value ratio loans based on Beacon scores. The increase in the allowance for loan losses for consumer loans during 2007 compared to 2006 reflects unfavorable home equity loan delinquency trends, higher non-performing home equity loans and a significant increase in charge-offs during the fourth quarter of 2007. The significant increase in the allowance for consumer loan losses during 2008 compared to 2007 was primarily due to a significant increase in consumer home equity loan charge-offs, higher non-performing loans and adverse delinquency trends. The adverse delinquency trends continued during 2009 as residential property values in Florida continued to decline.
     The allowance for residential loan losses increased during 2006 compared to 2005 primarily associated with higher loan balances. During 2007, the allowance was maintained at 2006 levels as the portfolio experienced minimal credit losses and no adverse delinquency trends. During 2008, as property values nationwide declined and unemployment rates increased, our residential loan portfolio began experiencing unfavorable delinquency trends and increased charge-offs. These unfavorable delinquency trends accelerated throughout 2009. Jumbo residential loan credit trends for loans originated in 2005, 2006 and 2007 significantly deteriorated during 2009 and losses on prime credit quality jumbo residential loans out-paced losses on other prime based loans. As a consequence of these adverse trends, the residential allowance for loan losses significantly increased at December 31, 2009 compared to the same 2008 and 2007 periods. During 2009, residential loan delinquencies continued to increase and modified residential loans are expected to re-default at a high rate, which should result in continued high foreclosure rates. The anticipated resetting during 2010 of option adjustable rate mortgages held by other institutions is also expected to increase foreclosure rates. Residential home prices are forecasted to decline in most markets during 2010 with the worst forecasted declines in the Arizona, California, Florida and Nevada markets. A decline in residential home prices during 2010 may also result in additional delinquencies and losses in our commercial residential real estate portfolio in subsequent periods.
     The allowance for small business loan losses increased during 2006 compared to 2005 primarily associated with higher loan balances. During 2007, the allowance was maintained at 2006 levels as delinquency trends and credit losses remained at 2006 levels. As economic conditions worsened during the latter half of 2008, we began experiencing adverse trends and higher credit losses in our small business loan portfolio. In response to these adverse trends we increased the small business allowance for loan losses by 78% at December 31, 2008 compared to December 31, 2007. During 2009, the small business allowance for loan losses was maintained at 2008 levels as we have seen a recent stabilization of delinquencies and charge-offs trends; however, there is no assurance that these trends will continue.
     As discussed in Item 1A. Risk Factors and elsewhere in this annual report on Form 10-K, in the event of a sustained decline in real estate markets, and residential real estate in particular, and a sustained slowdown in the economy in general, we may experience further deterioration in the credit quality and performance of our loan portfolio. As a consequence, if conditions do not improve, we will experience an increase in levels of non-performing assets and these increases will likely be experienced across various loan categories.
BankAtlantic’s Non- Interest Income
     The following table summarizes the significant components of and changes in non-interest income (in thousands):

	For the Years Ended			Change	Change
	December 31,			2009 vs	2008 vs
	2009	2008	2007	2008	2007
Service charges on deposits	$75,739	93,905	102,639	(18,166)	(8,734)

Other service charges and fees	29,542	28,959	28,950	583	9

Securities activities, net	11,161	2,395	2,307	8,766	88

Income from unconsolidated subsidiaries	479	1,509	1,219	(1,030)	290

Gains on sales of loans	467	265	494	202	(229)
Other	11,904	10,275	8,803	1,629	1,472

Non-interest income	$129,292	137,308	144,412	(8,016)	(7,104)

     The lower revenues from service charges on deposits during the year ended December 31, 2009 compared to the same 2008 period primarily resulted from lower overdraft fee income. This decrease in overdraft fee income reflects a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees is primarily the result of our focus on targeting customers who maintain deposit accounts with higher balances and secondarily the result of a change in customer behavior in response to the current adverse economic environment. The Federal Reserve has recently adopted new overdraft rules effective July 1, 2010 prohibiting banks from automatically enrolling customers in overdraft protection programs. Additionally, Congress has proposed legislation to further limit the assessment of overdraft fees. This legislation and current public focus on overdraft fees may alter customer behavior and further reduce our overdraft fee income in subsequent periods.
     The lower revenue from service charges on deposits during 2008 compared to 2007 was primarily due to lower overdraft fee income. This decline in overdraft fees primarily resulted from lower net overdraft assessments and more stringent criteria for allowing customer overdrafts in response to increasing check losses. Also contributing to reduced fee income during 2008 was a decline in new deposit account openings resulting, in part, from a management decision to reduce overall marketing and advertising expenses and the competitive deposit gathering environment.
     The slight increase in other service charges and fees during 2009 compared to 2008 was primarily due to higher fees associated with a new vendor contract and an increase in cruise ship surcharge income associated with an increased number of automated teller machines (“ATM”) on cruise ships.
     Other service charges and fees during 2008 remained at 2007 levels as higher ATM fees from cruise ships was offset by lower debit card transaction volume. Also, the decline in the number of new deposit account openings during 2008 resulted in lower service charge fees.
     Securities activities, net during the year ended December 31, 2009 includes $11.2 million of gains from the sales of $284.0 million of agency securities. The net proceeds from the sales of securities were used to pay down FHLB advances.
     Securities activities, net during the year ended December 31, 2008 includes $1.0 million of gains from the sale of MasterCard International stock obtained in MasterCard’s initial public offering in September 2006. Additionally, BankAtlantic sold $210.4 million of agency securities and realized gains of $0.9 million. BankAtlantic also recognized gains of $0.4 million in connection with the execution of covered calls on its agency securities portfolio.
     Securities activities, net during the year ended December 31, 2007 includes $3.4 million of gains from the sale of MasterCard International stock. This gain was partially offset by $1.6 million of realized losses from the sale of $399.2 million of municipal securities and $105.8 million of agency securities available for sale. The municipal securities were sold because the lower tax-free returns on these securities were not beneficial to the Company in light of the losses incurred during 2007 and the agency securities were sold in response to changes in market interest rates and related changes in the securities’ prepayment risk.
     Income from unconsolidated subsidiaries for 2009, 2008 and 2007 represents $0.5 million, $0.5 million and $0.2 million, respectively, of equity earnings in a joint venture that factors receivables. Income from unconsolidated subsidiaries for 2008 and 2007 also includes $1.0 million and $1.6 million, respectively, of equity earnings from joint ventures that manage income producing rental real estate properties.
     Loss on the disposition of property and equipment during the year ended December 31, 2008 and 2007 primarily represents the write-off of leasehold improvements associated with the relocation of stores and the consolidation of back-office facilities.
     Gains on loan sales during each of the years in the three year period ended December 31, 2009 were primarily from the sale of residential loans originated with the assistance of independent mortgage brokers.
     The increase in other non-interest income for the year ended December 31, 2009 compared to the same 2008 period was primarily the result of higher commissions earned on the sale of investment products to BankAtlantic’s customers. Commissions from the sales of investment products for the year ended December 31, 2009, 2008 and 2007 were $4.0 million, $2.1 million and $0.7 million, respectively.
     The increase in other non-interest income for 2008 compared to 2007 was primarily the result of $1.4 million of higher commissions earned on the sale of investment products to customers and a $1.1 million write-off of leasehold improvements associated with the relocation of stores and the consolidation of back-office facilities. This increase in other non-interest income was partially offset by a $1.1 million decline in fee income from the outsourcing of our check clearing operation as low short-term interest rates reduced our earnings credit on outstanding checks.
BankAtlantic’s Non- Interest Expense
     The following table summarizes the significant components and changes in non-interest expense (in thousands):

	For the Years Ended			Change	Change
	December 31,			2009 vs	2008 vs
	2009	2008	2007	2008	2007
Employee compensation and benefits	$103,209	125,851	148,758	(22,642)	(22,907)
Occupancy and equipment	58,574	64,774	65,840	(6,200)	(1,066)
Professional fees	12,574	10,979	8,266	1,595	2,713
Advertising and promotion	8,395	16,056	19,684	(7,661)	(3,628)
Check losses	4,188	8,767	11,476	(4,579)	(2,709)
Supplies and postage	4,084	4,580	6,078	(496)	(1,498)
Telecommunication	2,464	4,430	5,552	(1,966)	(1,122)
Amortization of intangible assets	1,303	1,359	1,437	(56)	(78)
Cost associated with debt redemption	7,463	1,238	—	6,225	1,238
Provision for tax certificates	3,388	7,286	300	(3,898)	6,986
Restructuring charges, impairments and exit activities	5,338	7,395	8,351	(2,057)	(956)
Impairment of real estate held for sale	3,871	1,169	5,240	2,702	(4,071)
Impairment of real estate owned	4,124	1,465	7,299	2,659	(5,834)
Impairment of goodwill	9,124	48,284	—	(39,160)	48,284
FDIC special assessment	2,428	—	—	2,428	—
Other	28,272	26,990	25,617	1,282	1,373

Total non-interest expense	$258,799	330,623	313,898	(71,824)	16,725

     BankAtlantic’s non-interest expense for 2009, 2008 and 2007 was $258.8 million, $330.6 million and $313.9 million, respectively. Excluding $29.9 million, $59.6 million and $20.9 million of impairments, restructuring charges and costs associated with debt redemptions, BankAtlantic’s non-interest expense would have been $228.9 million, $271.1 million and $293.0 million, for 2009, 2008 and 2007, respectively. The reduction in non-interest expense during the three year period reflects management’s efforts to reduce expenses and increase operating efficiencies. In response to the adverse economic environment, we delayed our store expansion program, consolidated certain back-office facilities, sold five central Florida stores, renegotiated vendor contracts, continued staff reductions, out-sourced certain back-office functions and initiated other targeted expense reduction programs. Management is continuing to explore opportunities to further reduce operating expenses and increase operating efficiencies; however, there is no assurance that we will be successful in these efforts.
     The substantial decline in employee compensation and benefits during each of the years in the three year period ended December 31, 2009 resulted primarily from workforce reductions in March 2007, April 2008 and March 2009, normal attrition, as well as declines in personnel related to the implementation in December 2007 of reduced store lobby and call center hours. In March 2007, BankAtlantic reduced its work force by 225 associates, or 8%; in April 2008, BankAtlantic reduced its work force by 124 associates, or 6%; and in March 2009, BankAtlantic’s workforce was further reduced by 130 associates, or 7%. As a consequence of the work force reductions and normal attrition, the number of full-time equivalent employees declined from 2,618 at December 31, 2006 to 1,538 at December 31, 2009, or 41%, while the store network expanded from 88 stores at December 31, 2006 to 100 stores at December 31, 2009. The decline in the work force resulted in lower employee benefits, payroll taxes and recruitment advertising. Also contributing to the decline in compensation, was the discontinuation of the 401(k) Plan employer match and the employee profit sharing plan. Costs associated with these benefit Plans were $0.7 million, $4.9 million and $4.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. The substantial reduction in the workforce as well as the related decrease in employee benefits was partially offset during 2009 by higher pension costs associated with BankAtlantic’s frozen defined benefit plan. BankAtlantic recognized pension income of $0.2 million for each of the years in the two years ended December 31, 2008 and pension expense of $2.0 million for the year ended December 31, 2009. Share-based compensation expense was $2.0 million, $1.2 million and $3.3 million during the years ended December 31, 2009, 2008 and 2007, respectively. The Company did not grant share based awards to employees during 2009 and 2008 and reversed prior period share based compensation expense as the forfeiture rate on outstanding options was increased from 18% to 40% reflecting the significant reduction in the workforce throughout the three year period.
     The decline in occupancy and equipment during the year ended December 31, 2009 compared to the 2008 year primarily resulted from the consolidation of back-office facilities, the renegotiation of vendor contracts and the sale of five central Florida branches during the second quarter of 2008. As a consequence of these actions, rent expense declined by $1.8 million, depreciation expense by $2.4 million and maintenance costs by $2.1 million for the year ended December 31, 2009 compared to the 2008 year.
     Occupancy and equipment expenses for 2008 declined slightly from 2007. During the year ended December 31, 2008, BankAtlantic consolidated two call center operations into one call center in Orlando, Florida, sold five central Florida stores to an unrelated financial institution, terminated certain back-office lease agreements and renegotiated various vendor contracts. The above expense reduction actions were partially offset by higher depreciation and real estate tax expenses associated with the 2007 store network expansion initiatives.
     The higher professional fees for 2009 compared to 2008 were mainly associated with legal costs in connection with loan modifications, commercial loan work-outs, class-action securities litigation and tax certificate activities litigation. Management believes that these matters will continue during 2010 and may result in elevated legal costs in future periods.
     The higher professional fees for 2008 compared to 2007 primarily resulted from increased legal fees as well as higher supervisory and examination fees. The supervisory and exam fees related to consulting fees in connection with a review of our commercial loan portfolio.

     During the year ended December 31, 2009, BankAtlantic changed its advertising focus from growing deposit account volume to enhancing BankAtlantic’s relationship with customers. As a result, BankAtlantic significantly reduced direct mail advertising and reduced gifts to customers upon the opening of deposit accounts. Direct mail advertising and customer gift expenses declined from $10.1 million for the year ended December 31, 2008 to $3.2 million during the same 2009 period.
     The decline in advertising expenses for 2008 compared to 2007 primarily resulted from lower promotional costs for store grand openings and a management decision to reduce overall marketing as part of expense reduction initiatives. BankAtlantic opened 15 stores during 2007, 3 stores during 2008 and BankAtlantic did not open any stores during 2009.
     We believe that the substantial decline in check losses during each of the years in the three year period ended December 31, 2009 primarily related to more stringent overdraft policies implemented during 2008 as well as lower volume of new account growth.
     The lower telecommunication costs for each of the years in the three year period ended December 31, 2009 primarily resulted from switching to a new vendor on more favorable terms during 2008.
     Amortization of intangible assets consisted of the amortization of acquired core deposit intangible assets, which are being amortized over an estimated life of ten years.
     The costs associated with debt redemptions were the result of prepayment penalties incurred upon the prepayment of $760 million and $692 million of FHLB advances in 2009 and 2008. The prepayments in 2009 and 2008 were part of an initiative to improve our liquidity and net interest margin as short term borrowing interest rates were at historical lows.
     The significant increase in the provision for tax certificate losses during 2009 and 2008 compared to 2007 reflects higher charge-offs and increases in the allowance for tax certificate losses primarily related to certificates acquired through bulk purchases in markets which are now distressed. We ceased the bulk acquisition of tax certificates and our out-of-state tax certificate portfolio has been reduced through redemptions.
     Restructuring charges, impairments and exit activities during 2009 reflect a $2.1 million severance charge in connection with the March 2009 workforce reduction, and $2.5 million of asset impairments and lease obligation costs associated with the decision to sell properties or terminate leases in connection with the delay of our store expansion initiative.
     Restructuring charges, impairments and exit activities during 2008 reflect a $2.2 million severance charge in connection with the April 2008 workforce reduction and $5.0 million of asset impairments and lease obligation costs. Also included in restructuring charges is a $0.3 million loss on the sale of five central Florida stores to an unrelated financial institution.
     The restructuring charges, impairments and exit activities during 2007 reflect the March 2007 workforce reduction and impairment and lease obligation costs associated with our decision to delay store expansion.
     Real estate held for sale consists of land acquired for branch expansion and a real estate development acquired in connection with the acquisition of a financial institution during 2002. During the year ended December 31, 2009, 2008 and 2007, BankAtlantic recognized impairments on the real estate development of $3.9 million, $1.2 million and $5.2 million, respectively. During 2008, BankAtlantic sold all vertical construction associated with the real estate development, and the remaining real estate inventory consists of developed and undeveloped lots. During 2009 BankAtlantic recognized $0.8 million of impairments on land acquired for branch expansion.
     Real estate owned impairments during 2009 resulted primarily from a $3.1 million write-down associated with a real estate development acquired during the fourth quarter of 2006 when BankAtlantic took possession of the collateral securing a land acquisition and development loan and secondarily, from write-downs of residential and tax certificate real estate owned. Impairment of real estate owned during 2008 was primarily associated with properties in distressed markets acquired through tax certificate activities. Real estate owned impairments during 2007 resulted from the repossession of the land acquisition and development loan mentioned above.
     BankAtlantic tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Based on the results of an interim impairment evaluation, BankAtlantic recorded an impairment charge of $9.1 million during the three months ended March 31, 2009. BankAtlantic performed its annual goodwill impairment test as of September 30, 2009 and determined that its remaining goodwill of $13.1 million in its capital services reporting unit was not impaired, as the fair value of our capital services reporting unit exceeded the fair value of the net assets by $22.6 million. If market conditions do not improve or deteriorate further, BankAtlantic may recognize additional goodwill impairment charges in future periods.
     Based on the results of a goodwill impairment evaluation during 2008, BankAtlantic recorded an impairment charge of $48.3 million. All goodwill in the amount of $31.0 million relating to BankAtlantic’s commercial lending and all goodwill in the amount of $17.3 million relating to BankAtlantic’s community banking reporting units was determined to be impaired. The impairments in the community banking and commercial lending business units reflect the on-going negative trends in the financial services industry affecting the Company’s market capitalization and the credit quality of BankAtlantic’s loan portfolios.
     In October 2008, the FDIC adopted a restoration plan to restore its insurance fund to a predefined level. In June 2009, the FDIC imposed a special assessment on all depository institutions of five basis points on adjusted total assets. BankAtlantic’s portion of the FDIC depository institution special assessment was $2.4 million.
     The increase in other non-interest expense for the year ended December 31, 2009 compared to the same 2008 period relates to higher deposit insurance premiums. BankAtlantic’s deposit insurance premium was $8.6 million, $2.8 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. These higher deposit insurance premiums were partially offset by lower general operating expenses during 2009 and 2008 related to management’s expense reduction initiatives.
     The higher other expenses during 2008 compared to 2007 resulted primarily from a $2.3 million increase in BankAtlantic’s deposit premium assessments as the credit held by BankAtlantic against its deposit premium assessments relating back to the early 1990’s was exhausted and BankAtlantic began paying the full deposit premium during the second quarter of 2008. BankAtlantic also incurred $3.3 million of increased property maintenance costs associated with real estate owned and non-performing loans. These increases in other expenses were partially offset by lower general operating expenses directly related to management’s expense reduction initiatives.
BankAtlantic’s Provision for Income Taxes

	For the Years Ended			Change	Change
	December 31,			2009 vs	2008 vs
($ in thousands)	2009	2008	2007	2008	2007
Loss before income taxes	$(180,427)	(135,050)	(40,818)	(45,377)	(94,232)
Benefit/(provision) for income taxes	31,719	(31,094)	21,378	62,813	(52,472)

BankAtlantic net loss	$(148,708)	(166,144)	(19,440)	17,436	(146,704)

Effective tax rate	17.58%	-23.02%	52.37%

     The difference between the effective tax rate and the expected federal income tax rate of 35% during 2009 was due primarily to a change in tax laws in November 2009 that extended the net operating loss carry back period for 2009 taxable losses from two years to five years resulting in BankAtlantic recognizing a $31.7 million income tax benefit. Due to BankAtlantic’s recent history of losses and the sustained deterioration in economic conditions, BankAtlantic maintains a deferred tax valuation allowance for its entire amount of net deferred tax assets.
     The difference between the effective tax rate and the expected federal income tax rate of 35% during 2008 was primarily due to the disallowance of tax benefits associated with the current year losses and net deferred tax assets as a result of the establishment of a deferred tax valuation allowance.
     The difference in the effective tax rate and the expected federal income tax rate during 2007 was primarily due to tax exempt income from municipal securities and benefits for state taxes due to allocations of earnings or losses among various state tax jurisdictions. BankAtlantic’s entire portfolio of tax-exempt securities was sold during the fourth quarter of 2007.

Parent Company Results of Operations
     The following table is a condensed income statement summarizing the Parent Company’s segment results of operations (in thousands):

	For the Years Ended			Change	Change
	December 31,			2009 vs	2008 vs
	2009	2008	2007	2008	2007
Net interest income (expense):

Interest income on loans	$352	261	—	91	261
Interest and dividend income on investments	221	1,184	2,320	(963)	(1,136)
Interest expense on junior subordinated debentures	(15,535)	(21,262)	(23,054)	5,727	1,792

Net interest expense	(14,962)	(19,817)	(20,734)	4,855	917

Provision for loan losses	(18,414)	(24,418)	—	6,004	(24,418)
Net interest expense after

Provision for loan losses	(33,376)	(44,235)	(20,734)	10,859	(23,501)

Non-interest income:
Income from unconsolidated subsidiaries	487	600	1,281	(113)	(681)

Securities activities, net	19	(356)	6,105	375	(6,461)

Other income	1,058	1,027	824	31	203

Non-interest income	1,564	1,271	8,210	293	(6,939)

Non-interest expense:
Employee compensation and benefits	5,036	3,046	2,421	1,990	625
Professional fees	2,055	1,782	424	273	1,358

Advertising and promotion	251	279	317	(28)	(38)

Other	1,658	3,634	1,080	(1,976)	2,554

Non-interest expense	9,000	8,741	4,242	259	4,499

Loss before income taxes	(40,812)	(51,705)	(16,766)	10,893	(34,939)

(Provision) benefit for income taxes	—	(1,395)	6,194	1,395	(7,589)

Parent Company loss	$(40,812)	(53,100)	(10,572)	12,288	(42,528)

     Parent Company interest on loans during 2009 and 2008 represented interest income of $3.1 million and $2.3 million, respectively, on commercial business loans acquired in a March 2008 loan transfer from BankAtlantic. These loans were returned to an accrual status during 2008 as the borrowers’ cash flow improved upon obtaining tenants for properties serving as collateral.
     Interest and dividend income on investments during the year ended December 31, 2009 was comprised primarily of earnings from a BankAtlantic reverse repurchase agreement account and dividends from an equity investment. Interest and dividend income on investments during each of the years in the two year period ended December 31, 2008 was comprised primarily of interest and dividends associated with a portfolio of debt and equity securities managed by a money manager as well as earnings from a reverse repurchase account with BankAtlantic. Earnings from the BankAtlantic reverse repurchase account were $28,000, $0.2 million and $0.3 million, respectively, during the years ended December 31, 2009, 2008 and 2007. The significant decline in interest and dividends on investments during 2008 and 2009 compared to 2007 resulted from the liquidation of the $54.2 million managed investment portfolio during the first quarter of 2008.
     Interest expense for the years ended December 31, 2009, 2008 and 2007 represents interest expense recognized on the Parent Company’s junior subordinated debentures. The decline in interest expense during 2009 compared to 2008 reflect the historically low three month LIBOR interest rates during 2009. The decline in interest rates was partially offset by interest accrued on the junior subordinated debentures’ deferred interest. As previously discussed, the Parent Company has elected to defer the payment of interest on all of its junior subordinated debentures, commencing with the first quarter of 2009. The Parent Company is permitted under the terms of its obligations to defer interest payments for up to 20 consecutive quarterly periods. During the deferral period, interest will continue to accrue on the debentures and on the accrued interest, and the Company will continue to recognize such deferred interest as interest expense in its financial statements. As a consequence, the Parent Company’s junior subordinated debentures average balances increased from $294.2 million during 2008 to $300.0 million during 2009. Average interest rates on junior subordinated debentures decreased from 7.14% during the year ended December 31, 2008 to 5.18% during the same 2009 period due to a decrease in LIBOR.
     The decline in interest expense during 2008 compared to 2007 resulted from lower average interest rates in 2008 partially offset by higher average borrowings. Average interest rates on outstanding junior subordinated debentures decreased from 8.29% during the year ended December 31, 2007 to 7.14% during the same 2008 period as a result of lower short-term interest rates during 2008 compared to 2007. The Parent Company’s junior subordinated debentures average balances were $294.2 million during 2008 compared to $277.9 million during the same 2007 period reflecting the issuance of $30.9 million of junior subordinated debentures during 2007.
     Income from unconsolidated subsidiaries during 2009, 2008 and 2007 represents $0.5 million, $0.6 million and $0.7 million, respectively, of equity earnings from trusts formed to issue trust preferred securities and $0.6 million of equity earnings in income producing real estate joint ventures during the years ended December 31, 2007. The business purpose of the joint ventures was to manage certain rental properties with the intent to sell the properties in the foreseeable future. The Parent Company’s joint ventures were liquidated and the Parent Company does not currently hold any interests in joint ventures.
     During the year ended December 31, 2009, the Parent Company redeemed its investment in a private equity security for a $1.5 million gain and sold shares of Stifel common stock received from the sale of Ryan Beck for a $0.1 million gain. Also, during 2009 the Parent Company recognized a $1.6 million other-than-temporary decline in value from an equity investment in an unrelated financial institution.
     During 2008, the Parent Company sold $54.2 million of equity securities from its managed investment portfolio, $108.4 million of Stifel common stock and warrants to acquire 722,586 shares of Stifel common stock for a net gain of $4.2 million. The majority of the $181.8 million of proceeds from the sale of securities and warrants was used to purchase $94.5 million of non-performing loans from BankAtlantic and to contribute $65 million of capital to BankAtlantic. The Parent Company also recognized other-than-temporary impairment charges of $4.6 million associated with an investment in a private limited partnership and an equity investment in a private placement.
     During 2007, the Parent Company sold $49.5 million of equity securities from its managed investment portfolio for gains of $9.1 million. The majority of the proceeds from the sale of equity securities was used to purchase and retire the Company’s Class A common stock. The Parent Company recognized $0.3 million of unrealized gains from market appreciation of Stifel warrants and recorded an other-than-temporary impairment of $3.3 million associated with an investment in a private limited partnership.

     Other income during the year ended December 31, 2009, 2008 and 2007 primarily represent fees charged to BankAtlantic for executive management services. These fees are eliminated in the Company’s consolidated financial statements.
     The Parent Company’s compensation expense during the years ended December 31, 2009, 2008 and 2007 represents salaries, benefits and incentives for executive officers and administrative personnel. The higher compensation expense during 2009 compared to 2008 and 2007 primarily reflects higher incentive performance bonuses during 2009. Compensation expense during 2008 also included a $0.6 million reduction in share-based compensation as the forfeiture rate was increased from 18% to 40% to reflect updated historical forfeiture experience. Share-based compensation expense was $1.2 million for the year ended December 31, 2007 compared to $0.4 million and $0.6 million during the years ended December 31, 2009 and 2008. Incentive performance bonuses based on specific performance criteria were $2.9 million, $0.6 million and $0.5 million during the year ended December 31, 2009, 2008 and 2007, respectively.
     During 2009 and 2008, the Parent Company incurred higher professional fees associated with the Securities and Exchange Commission formal investigation, the class-action lawsuits and consulting fees associated with the recapitalization efforts of the Company. Also included in professional fees during 2009 and 2008 were legal costs associated with servicing the non-performing loans held in a work-out subsidiary of the Parent Company. Professional fees during 2007 were primarily legal costs for general corporate matters.
     Advertising costs during each of the years in the three year period ended December 31, 2009 represents investor relations expenditures, the cost of shareholder correspondence and the annual meeting of shareholders.
     The increase in other expenses during the years ended December 31, 2009 and 2008 compared to the same 2007 period reflects $0.9 million and $2.5 million, respectively, for property maintenance costs for non-performing loans in the process of foreclosure. The Parent Company also incurred $0.2 million of loan servicing fees paid to BankAtlantic for each of the years in the two year period ended December 31, 2009 related to the loans held by its asset workout subsidiary. Also included in other expenses for the years ended December 31, 2009, 2008 and 2007 were $0.3 million, $0.3 million and $0.4 million, respectively, of fees paid to BFC for investor relations, risk management and human resources services provided to the Company by BFC.
     The Parent company did not recognize a tax benefit in connection with its 2009 loss. The Parent Company recognized a provision for income taxes of $1.4 million in 2008 and an income tax benefit of $6.2 million in 2007. These amounts represent effective tax rates of 0%, 2.65% and 36.94% for 2009, 2008 and 2007, respectively. The change in the Parent Company’s effective tax rate during the periods was primarily due to the disallowance of tax benefits associated with the Parent Company’s 2009 and 2008 losses as a result of a deferred tax valuation allowance established during 2008 on the Company’s net deferred tax assets.
Credit Quality
     To provide greater flexibility in holding and managing non-performing loans and to improve BankAtlantic’s financial condition, the Parent Company formed an asset workout subsidiary which acquired non-performing commercial and commercial residential real estate loans from BankAtlantic for

$94.8 million in cash on March 31, 2008. BankAtlantic transferred $101.5 million of non-performing loans to the Parent Company’s subsidiary at the loan’s carrying value inclusive of $6.4 million in specific allowances for loan losses and $0.3 million of escrow balances. The work-out subsidiary of the Parent Company entered into a servicing arrangement with BankAtlantic with respect to these loans.
          The composition of non-performing loans acquired from BankAtlantic as of March 31, 2008 was as follows (in thousands):

Amount
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$32,039
Land acquisition and development	19,809
Land acquisition, development and Construction	34,915

Total commercial residential real estate	86,763
Commercial non-residential real estate	14,731

Total non-accrual loans	101,494
Allowance for loan losses — specific reserves	(6,440)

Non-accrual loans, net	$95,054

          The composition of the transferred non-performing loans at the indicated dates was as follows (in thousands):

	December 31,	December 31,
	2009	2008
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$14,060	22,019
Land acquisition and development	10,376	16,759
Land acquisition, development and construction	14,903	29,163

Total commercial residential real estate	39,339	67,941
Commercial non-residential real estate	5,558	11,386

Total non-accrual loans	44,897	79,327
Allowance for loan losses — specific reserves	(13,630)	(11,685)

Non-accrual loans, net	31,267	67,642
Performing commercial non-residential loans, net of allowance for loan losses	3,116	2,259

Loans receivable, net	$34,383	69,901

          During the year ended December 31, 2009, the Parent Company’s work-out subsidiary received proceeds of $6.3 million from loan payments and the sale of a foreclosed property, transferred a $1.0 million loan from non-accrual to performing, charged-down $16.5 million of loans and foreclosed on five properties aggregating $10.5 million.
          During the year ended December 31, 2008, $2.3 million of loans held by the asset work-out subsidiary were changed to accrual status, the Company received $1.1 million of loan repayments and charged-down $19.2 million of loans.
          The Parent Company’s non-accrual loans include large loan balance lending relationships. Four relationships account for 59% of its $44.9 million of non-accrual loans as of December 31, 2009. The following table outlines general information about these relationships as of December 31, 2009 (in thousands):

	Unpaid
	Principal	Book	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Value	Reserves	Originated	on Nonaccrual	Date (4)	Type	Full Appraisal

Residential Land Developers	—	—

Relationship No. 1 (1)	14,746	7,873	4,530	Q3-2005	Q3-2007	Q4-2008	Builder Land	Q2-2009
Relationship No. 2	7,382	7,382	2,870	Q1-2006	Q1-2008	Q1-2008	Land A&D (5)	Q2-2009
Relationship No. 3 (2)	19,881	6,188	—	Q1-2005	Q3-2007	Q1-2008	Builder Land	Q3-2009
Relationship No. 4 (3)	9,833	5,225	—	Q2-2004	Q3-2007	Q4-2007	Land AD&C	Q3-2009

	51,842	26,668	7,400

(1)	During 2008, the Company recognized partial charge-offs on relationship No. 1 of $6.9 million.

(2)	During 2008 and 2009, the Company recognized partial charge-offs on relationship No. 3 aggregating $13.7 million.

(3)	During 2008 and 2009, BankAtlantic recognized partial charge-offs on relationship No. 4 aggregating $4.6 million.

(4)	The default date is defined as the date of the initial missed payment prior to default.

(5)	Acquisition and development (“A&D”).
          The loans that comprise the above relationships are all collateral dependent. As such, we established specific reserves or recognized partial charge-offs on these loans based on the fair value of the collateral less costs to sell. The fair value of the collateral was determined using unadjusted third party appraisals for all relationships. Management performs quarterly impairment analyses on these credit relationships subsequent to the date of the appraisal and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal date. However, our policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure. A full appraisal is obtained at the date of foreclosure.

	For the Years
	Ended December 31,
(in thousands)	2009	2008

Balance, beginning of period	$11,685	—
Loans charged-off	(16,469)	(19,173)
Recoveries of loans previously charged-off	—	—

Net (charge-offs)	(16,469)	(19,173)
Reserves transferred from BankAtlantic	—	6,440
Provision for loan losses	18,414	24,418

Balance, end of period	$13,630	11,685

          The provision for loan losses during the year ended December 31, 2009 and 2008 resulted from additional impairments on nonperforming commercial residential real estate loans and were due to updated loan collateral fair value estimates reflecting the continued deterioration in the Florida residential real estate market. As previously stated, if market conditions do not improve in the Florida real estate market, additional provisions for loan losses and charge-offs may be required in subsequent periods.
BankAtlantic Bancorp Consolidated Financial Condition
          The Company has reduced its total assets with a view to improving its liquidity and regulatory capital ratios. Total assets were decreased by significantly reducing loan purchases and originations, substantially reducing the acquisition of tax certificates and selling securities available for sale. The proceeds from payments on earning assets and securities sales were used to pay down borrowings.
          Total assets at December 31, 2009 were $4.8 billion compared to $5.8 billion at December 31, 2008. The changes in components of total assets from December 31, 2008 to December 31, 2009 are summarized below:
•	Increase in cash and cash equivalents primarily reflecting $116.7 million of higher cash balances at the Federal Reserve Bank associated with daily cash management activities;

•	Decrease in securities available for sale reflecting the sale of $284.0 million of residential mortgage-backed securities as well as prepayments by borrowers associated with residential mortgage refinancing in response to low historical residential mortgage interest rates during 2009;

•	Decrease in tax certificate balances primarily due to redemptions and decreased tax certificate acquisitions during 2009;

•	Decline in FHLB stock related to lower FHLB advance borrowings;

•	Decrease in loans receivable balances associated with $185.9 million of loan charge-offs, $50.0 million increase in the allowance for loan losses as well as refinancings of residential loans in the normal course of business combined with a significant decline in loan purchases and originations;

•	Decrease in accrued interest receivable reflecting lower loan balances and a significant decline in interest rates;

•	Lower real estate held for development and sale associated with impairments caused by declining fair values of residential and commercial real estate;

•	Increase in real estate owned associated with commercial real estate and residential loan foreclosures;

•	Decrease in office properties and equipment resulting from depreciation;

•	Decrease in goodwill due to a $9.1 million impairment; and

•	Increase in other assets reflecting a $31.8 million receivable from the Department of the Treasury associated with a change in the income tax net operating loss carry-back laws and $31.3 million prepaid FDIC insurance assessments for the three years ended December 31, 2012.
          The Company’s total liabilities at December 31, 2009 were $4.7 billion compared to $5.6 billion at December 31, 2008. The changes in components of total liabilities from December 31, 2008 to December 31, 2009 are summarized below:
•	A decrease in interest bearing deposit account balances of $36.0 million associated with $445.2 million of lower time deposits and insured money market savings accounts partially offset by $416.4 million of higher interest bearing checking account balances reflecting higher NOW account balances ;

•	A $85.9 million increase in non-interest-bearing deposit balances primarily due to increased customer balances;

•	Lower FHLB advances and short term borrowings due to repayments using proceeds from the sales of securities, loan repayments and increases in deposit account balances;

•	Increase in junior subordinated debentures liability due to interest deferrals; and

•	Decrease in other liabilities primarily reflecting a significant decline in accrued interest payable due to lower FHLB advance and short term borrowing balances as well as a substantial decline in the cost of funds for 2009 compared to 2008.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc.
          Currently, the Parent Company’s principal source of liquidity is its cash, investments and funds obtained from its wholly-owned work-out subsidiary. The Parent Company also may obtain funds through dividends from its other subsidiaries, issuance of equity and debt securities, and liquidation of its investments, although no dividends from BankAtlantic are anticipated or contemplated in the foreseeable future. The Parent Company has historically used its funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, invest in equity securities and other investments, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. At December 31, 2009, BankAtlantic Bancorp had approximately $308.3 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest obligations on this indebtedness totaled approximately $13.4 million based on interest rates at December 31, 2009 and are generally indexed to three-month LIBOR. In order to preserve liquidity in the current economic environment, the Parent Company elected in February 2009 to defer interest payments on all of its outstanding junior subordinated debentures and to cease paying cash dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow the Parent Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009 and regularly scheduled quarterly interest payments aggregating $14.1 million that would otherwise have been paid during the year ended December 31, 2009 were deferred. The Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing, appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Parent Company may end the deferral by paying all accrued and unpaid interest. The Parent Company anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future.

If the Parent Company continues to defer interest on its junior subordinated debentures through the year ended December 31, 2013, it will owe an aggregate of approximately $72 million of unpaid interest based on average interest rates as of December 31, 2009. The Company’s financial condition and liquidity could be adversely affected if interest payments were deferred for a prolonged time period.
          During the year ended December 31, 2009, the Parent Company did not receive dividends from BankAtlantic. The ability of BankAtlantic to pay dividends or make other distributions to the Parent Company in subsequent periods is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic has an accumulated deficit during the prior two years, BankAtlantic is required to file an application to receive approval of the OTS in order to pay dividends to the Company. The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice and there is no assurance that the OTS will approve future capital distributions from BankAtlantic. BankAtlantic has not filed an application with the OTS for approval to pay a dividend since September 2008 and the Company does not expect to receive cash dividends from BankAtlantic during 2010, and possibly longer. However, the Company may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans. Management can give no assurance that it will be able to monetize the loans in the foreseeable future.
          During January 2010, BankAtlantic Bancorp commenced cash offers to purchase all outstanding trust preferred securities having an aggregate principal amount of approximately $285 million at a purchase price of $200 per $1,000 liquidation amount, or an aggregate of $57 million. During February 2010, the offer to purchase with respect to the approximate $55 million of publicly traded trust preferred securities issued by BBC Capital Trust II expired without any such trust preferred securities being repurchased, while the expiration date for the offers to purchase relating to the remaining $230 million of trust preferred securities was extended until March 22, 2010. The offers to purchase are conditioned upon acceptance of the offers by holders of a sufficient amount of trust preferred securities and upon the Company’s receipt of proceeds from a financing transaction in amounts sufficient to purchase the trust preferred securities tendered. There is no assurance that holders of a sufficient amount of trust preferred securities will accept BankAtlantic Bancorp’s offers to purchase or that BankAtlantic Bancorp will purchase all or any of the trust preferred securities.
          On August 28, 2009, the Company distributed to each record holder of its Class A common stock and Class B common stock as of August 24, 2009 non-transferable subscription rights to purchase 4.441 shares of its Class A common stock for each share of Class A and Class B common stock owned on that date. The subscription price was $2.00 per share and the Company completed the rights offering on September 29, 2009 and issued 37,980,936 shares of its Class A common stock to exercising shareholders. The net proceeds from this rights offering were $75.5 million, net of offering costs. The Company used the net proceeds to contribute $75 million of capital to BankAtlantic. While the Parent Company and BankAtlantic had submitted applications for the U.S. Treasury Capital Purchase Program funds during the fourth quarter of 2008, upon the completion of the rights offering in September 2009, the Company and BankAtlantic withdrew their applications with the Treasury. During the year ended December 31, 2009, the Parent Company contributed $105 million of capital to BankAtlantic.
          The Parent Company may consider pursuing the issuance of additional securities which could include Class A common stock, debt, preferred stock, warrants or any combination thereof, to raise funds for the purchase of trusts preferred securities which may be tendered to BankAtlantic Bancorp in the offers to purchase discussed above or for general corporate purposes, including to provide capital to BankAtlantic and to fund operations. The Parent Company’s operating expenses were $7.6 million, $5.6 million and $4.2 million, respectively, during the years ended December 31, 2009, 2008 and 2007 and its non-interest income was $1.5 million, $1.2 million and $8.2 million, respectively, (see Note 28 to the “Notes to Consolidated Financial Statements” for the Parent Company’s Condensed Statement of Operations). The Parent Company is required to provide BankAtlantic with managerial assistance and capital as the OTS may determine necessary under applicable regulations and supervisory standards. Any such financing would be sought through public or private offerings, in privately negotiated transactions or otherwise.

Additionally, we could pursue financings at the Parent Company level or directly at BankAtlantic or both. Any financing involving the issuance of our Class A common stock or securities convertible or exercisable for our Class A common stock could be highly dilutive for our existing shareholders. There is no assurance that any such financing will be available to us on favorable terms or at all.
          The Parent Company has the following cash and investments that it believes provide a source for potential liquidity based on values at December 31, 2009.

	As of December 31, 2009
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value

Cash and cash equivalents	$14,002	—	—	14,002
Debt securities	10	—	6	4
Private investment securities	1,500	—	—	1,500

Total	$15,512	—	6	15,506

          The loans transferred to the wholly-owned work-out subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans, sales of real estate owned or sales of interests in the subsidiary. The balance of these loans and real estate owned, net of reserves at December 31, 2009 was $44.9 million. During the year ended December 31, 2009, the Parent Company received net cash of $3.7 million from its work-out subsidiary.
          The sale of Ryan Beck to Stifel closed on February 28, 2007, and the sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on certain Ryan Beck revenues during the two-year period which ended on February 28, 2009. The Company received its final earn-out payment of $8.6 million paid in 250,233 shares of Stifel common stock in March 2009. The Stifel stock was sold for net proceeds of $8.7 million.
BankAtlantic
          BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; Treasury and Federal Reserve lending programs; interest payments on loans and securities; capital contributions from the Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses. BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit and Treasury and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition or an increase in interest rates may require BankAtlantic to offer higher interest rates to maintain or grow deposits, which may not be successful in generating deposits, or which could increase its cost of funds or reduce its net interest income. Additionally, BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. BankAtlantic’s unused lines of credit declined from $986 million as of December 31, 2008 to $760 million as of December 31, 2009 due to increases in FHLB line of credit collateral requirements, reduction of lines of credit with financial institutions and the treasury as well as reductions in available collateral due to the sale of mortgage-backed securities and lower loan balances. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, there is a risk that our cost of funds will increase or that borrowing capacity from funding sources may decrease.
          The FDIC has announced that participating depository institutions may provide full deposit insurance coverage for non-interest bearing deposit transaction accounts and interest bearing accounts with rates at or below fifty basis points, regardless of dollar amount. This new, temporary guarantee was originally scheduled to expire at the end of 2009; however, in August 2009, the FDIC extended the program until June 30, 2010. BankAtlantic “opted-in” to the additional coverage on the subject deposits. As a result, BankAtlantic was assessed a 10-basis point surcharge for non-interest bearing deposit transaction account balances exceeding the previously insured amount. The 10-basis point surcharge was increased to 15 basis points on January 1, 2010.
          In October 2008, the FDIC adopted a restoration plan that increased the rates depository institutions pay for deposit insurance. Under the restoration plan, the assessment rates schedule was raised by 7 basis points for all depository institutions beginning on January 1, 2009 and the assessment rates were raised again on April 1, 2009 based on the risk rating of each financial institution. Additionally, the FDIC imposed a 5 basis point special assessment as of June 30, 2009 that was paid in September 2009. As a consequence, BankAtlantic’s FDIC insurance premium, including the special assessment, increased from $2.8 million during the year ended December 31, 2008 to $11.0 million during the year ended December 31, 2009 . In September 2009, the FDIC required financial institutions to prepay, in December 2009, their estimated quarterly FDIC insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. BankAtlantic’s prepaid FDIC deposit assessment at December 31, 2009 was $31.3 million.
          The FHLB has granted BankAtlantic a line of credit capped at 40% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic had utilized its FHLB line of credit to borrow $282.0 million and to obtain a $252.1 million letter of credit securing public deposits as of December 31, 2009. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $494.6 million at December 31, 2009. An additional source of liquidity for BankAtlantic is its securities portfolio. As of December 31, 2009, BankAtlantic had $169 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $4.3 million in funding and at December 31, 2009, BankAtlantic had $2.8 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program. The amount that can be borrowed under this program is dependent on available collateral, and BankAtlantic had unused available borrowings of approximately $96 million as of December 31, 2009, with no amounts outstanding under this program at December 31, 2009. The above lines of credit are subject to periodic review, may be reduced or terminated at any time by the issuer institution. If BankAtlantic’s earnings and credit quality continue to deteriorate and if the current economic trends continue to adversely affect its performance, the above borrowings may be limited, additional collateral may be required or these borrowings may not be available to us at all, in which case BankAtlantic’s liquidity would be materially adversely affected.
          BankAtlantic also has various relationships to acquire brokered deposits, and to execute repurchase agreements, which may be utilized as an alternative source of liquidity. BankAtlantic does not anticipate that its brokered deposit balances will increase significantly in the foreseeable future. At December 31, 2009, BankAtlantic had $72.9 million and $24.5 million of brokered deposits and securities sold under agreements to repurchase outstanding, representing 1.5% and 0.5% of total assets, respectively. Additional repurchase agreement borrowings are subject to available collateral. Additionally, BankAtlantic had total cash on hand or with other financial institutions of $234.8 million as of December 31, 2009.
          BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions have made it more difficult for financial institutions to borrow money. We cannot predict with any degree of certainty how long these adverse market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. There is no assurance that further deterioration in the financial markets will not result in additional market-wide liquidity problems, and affect our liquidity position. BankAtlantic improved its liquidity position by utilizing an increase in deposits, proceeds from the sales of securities available for sale, and repayments of earning assets to repay borrowings, resulting in a $942.3 million reduction in borrowings as of December 31, 2009 compared to December 31, 2008.
          BankAtlantic’s commitments to originate loans was $62.6 million at December 31, 2009 and $38.4 million at December 31, 2008. At December 31, 2009, total loan commitments represented approximately 1.69% of net loans receivable. BankAtlantic had no commitments to purchase loans at December 31, 2009 or December 31, 2008.
          At December 31, 2009, BankAtlantic had mortgage-backed securities of approximately $34.4 million pledged to secure securities sold under agreements to repurchase, $41.5 million pledged to secure public deposits, and $98.1 million pledged to secure treasury tax and loan accounts and potential borrowings at the Federal Reserve discount window.
          A significant source of our liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of our loan portfolio and securities available for sale at December 31, 2009. The total amount of principal repayments on loans and securities contractually due after December 31, 2010 was $3.3 billion, of which $1.2 billion have fixed interest rates and $2.1 billion have floating or adjustable interest rates. The table below represents the amounts due based on the contractual terms of the loans or securities and actual principal repayments may differ from information shown below (in thousands):

	Outstanding at
	December 31,	For the Period Ending December 31,
	2009	2010	2011-2012	2013-2017	2018-2022	2023-2027	>2028

Commercial real estate	$1,333,479	679,595	243,603	265,597	97,926	44,931	1,827

Residential real estate	1,554,338	22,399	5,278	21,924	205,735	63,661	1,235,341

Consumer	690,441	1,663	8,235	420,003	238,158	22,382	—

Commercial business	252,803	120,068	57,891	69,175	5,669	—	—

Total loans	$3,831,061	823,725	315,007	776,699	547,488	130,974	1,237,168

Total securities available for sale (1)	$319,542	252	1	581	82,940	33,426	202,342

(1)	Does not include $0.8 million of equity securities.
          Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2009 were (in thousands):

	Commercial	Real Estate
	Business	Construction	Total

One year or less	$204,106	212,881	416,987
Over one year, but less than five years	42,626	9,875	52,501
Over five years	6,071	334	6,405

	$252,803	223,090	475,893

Due After One Year:
Pre-determined interest rate	$48,697	10,209	58,906
Floating or adjustable interest rate	—	—	—

	$48,697	10,209	58,906

     BankAtlantic’s geographic loan concentration based on outstanding loan balances at December 31, 2009 was:

Florida	62%
Eastern U.S.A.	20%
Western U.S.A.	14%
Central U.S.A	4%

100%

          The loan concentration for loans BankAtlantic originated is primarily in Florida. The concentration in locations other than Florida relates primarily to purchased wholesale residential real estate loans.
          At December 31, 2009, BankAtlantic met all applicable liquidity and regulatory capital requirements. At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At December 31, 2009:
Total risk-based capital	$422,724	12.56%	8.00%	10.00%
Tier 1 risk-based capital	357,660	10.63	4.00	6.00
Tangible capital	357,660	7.58	1.50	1.50
Core capital	357,660	7.58	4.00	5.00

At December 31, 2008:
Total risk-based capital	$456,776	11.63%	8.00%	10.00%
Tier 1 risk-based capital	385,006	9.80	4.00	6.00
Tangible capital	385,006	6.80	1.50	1.50
Core capital	385,006	6.80	4.00	5.00
          Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in Part I under “Regulation of Federal Savings Banks”.
          The OTS at its discretion can require an institution to maintain capital amounts and ratios significantly above the “well capitalized” requirements based on the risk profile of the specific institution. If higher capital requirements are imposed by the OTS, BankAtlantic could be required to raise additional capital. There is no assurance that BankAtlantic would be successful in raising additional capital in subsequent periods if required to do so.

     BankAtlantic works closely with its regulators during the course of its exams and on an ongoing basis. Communications with our regulators include providing information on an ad-hoc, one-time or regular basis related to areas of regulatory oversight and bank operations. As part of such communications, BankAtlantic has provided to its regulators forecasts, strategic business plans and other information relating to anticipated asset balances, asset quality, capital levels, expenses, anticipated earnings, levels of brokered deposits and liquidity, and has indicated that BankAtlantic has no plans to pay dividends to the Parent Company. The information which BankAtlantic provides to its regulators is based on estimates and assumptions made by management at the time provided, which are inherently uncertain and actual results may be materially different than that estimated or projected.
Consolidated Cash Flows
     A summary of our consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007

Net cash provided by (used in):
Operating activities	$30,949	64,138	40,928
Investing activities	869,633	292,495	(22,066)
Financing activities	(824,742)	(322,250)	(30,183)

Increase (decrease) in cash and cash equivalents	$75,840	34,383	(11,321)

     The decrease in cash flows from operating activities during 2009 compared to 2008 was primarily due to an increase in other assets reflecting the $31.3 million prepayment of FDIC insurance assessments and lower non-interest expenses partially offset by a decline in net interest income and non-interest income.
     The increase in cash flows from operating activities during 2008 compared to 2007 was primarily due to a reduction in non-interest expenses.
     The increase in cash flows from investing activities during 2009 and 2008 compared to 2007 primarily resulted from a decline in interest earning assets as loan and securities repayments exceeded loan originations and securities purchased. Additionally, in order to further reduce assets during 2009, the Company sold securities available for sale. The Company reduced its total assets during 2009 and 2008 in order to improve its liquidity and regulatory capital levels in response to the difficult economic environment.
     The decrease in cash flows from financing activities during 2009 compared to 2008 resulted from the prepayment of FHLB advances and short term borrowings. Funds from the repayment of loans and the sales of securities available for sale were used to repay borrowings. The above declines in financing cash flows were partially offset by proceeds from the issuance of common stock and deposit growth. The decrease in cash flows from financing activities during 2008 compared to 2007 resulted from the prepayments of FHLB advances. The prepayments were accompanied by a decline in interest earning assets.
Off Balance Sheet Arrangements, Contractual Obligations and Loan Commitments
     The table below summarizes the Company’s loan commitments at December 31, 2009 (in thousands):

	Amount of Commitment Expiration Per Period
	Total
	Amounts	Less than			After 5
Commercial Commitments	Committed	1 year	1-3 years	4-5 years	years

Lines of credit	$402,340	78,847	—	—	323,493

Standby letters of credit	13,573	13,573	—	—	—
Other commercial commitments	62,550	62,550	—	—	—

Total commercial commitments	$478,463	154,970	—	—	323,493

     Lines of credit are primarily revolving lines to home equity and business loan customers. The business loans usually expire in less than one year and the home equity lines generally expire in 15 years.
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $10.3 million at December 31, 2009. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $3.3 million at December 31, 2009. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial real estate liens as collateral for such commitments, similar to other types of borrowings.
     Other commercial commitments are agreements to lend funds to a customer subject to conditions established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.
     At December 31, 2009, the Company did not have off balance sheet arrangements that would have a material effect on the Company’s consolidated financial statements.
The table below summarizes the Company’s contractual obligations at December 31, 2009 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Time deposits	$960,559	835,832	108,430	16,294	3

Long-term debt	331,031	—	22,000	14,836	294,195

Advances from FHLB (1)	282,012	282,012	—	—	—
Operating lease obligations held for sublease	23,434	1,010	2,826	1,892	17,706
Operating lease obligations held for use	69,278	7,483	17,372	6,968	37,455
Pension obligation	17,884	1,473	3,040	3,342	10,029
Other obligations	13,006	206	4,800	6,400	1,600

Total contractual cash obligations	$1,697,204	1,128,016	158,468	49,732	360,988

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
     The pension obligation represents the accumulated benefit obligation of the Company’s defined benefit plan at December 31, 2009. The payments represent the estimated benefit payments through 2019, the majority of which are anticipated to be funded through plan assets. The table does not include estimated benefit payments after 2019. The actuarial present value of the projected accumulated benefit obligation was $31.4 million at December 31, 2009. The plan was underfunded by $9.4 million as of December 31, 2009. The Company is required to fund plan deficits over a seven year period which would include a contribution of $1.6 million to the pension plan for the year ended December 31, 2010. The Company’s future cash contribution may increase or decrease depending on the performance of the plan assets and the increase or decrease of the projected benefit obligation in subsequent periods.
     Other obligations are primarily legally binding agreements with vendors for advertising, marketing and sponsorship services as well as unrecognized tax benefits.
     Pursuant to the agreement for the sale of Ryan Beck to Stifel, the Company agreed to indemnify Stifel and its affiliates against third party claims attributable to the conduct or activities of Ryan Beck prior to the merger. This indemnification is subject to specified thresholds and time periods and to a cap of $20 million. The indemnification period for claims asserted ended on August 31, 2009. While discussions with Stifel with respect to this issue are ongoing, based on the information provided by Stifel to date, management does not believe that it is obligated to indemnify Stifel under the Ryan Beck sales agreement. The Company also agreed to indemnify Stifel against federal tax liabilities and claims relating to the ownership interests in Ryan Beck subject to the $20 million indemnification cap.
     BankAtlantic has terminated various operating leases originally executed for store expansion or back-office facilities. In certain lease terminations the landlord consents to the assignment of the lease to a third party; however, BankAtlantic remains secondarily liable for the lease obligation. As of December 31, 2009, BankAtlantic was secondarily liable for $10.7 million of lease payments under leases that were assigned to third parties. BankAtlantic uses the same credit policies in assigning these leases to third parties as it does in originating loans.
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
Allowance for loan losses
     The allowance for loan losses is maintained at an amount that we believe to be a reasonable estimate of probable losses inherent in our loan portfolio. We have developed policies and procedures for evaluating our allowance for loan losses which considers all information available to us. However, we rely on estimates and judgments regarding issues where the outcome is unknown. As a consequence, if circumstances differ from our estimates and judgments, the allowance for loan losses may decrease or increase significantly.
     The calculation of our allowance for loan losses consists of two components. The first component requires us to identify impaired loans based on management classification and, if necessary, assign a valuation allowance to the impaired loans. Valuation allowances are established using management estimates of the fair value of collateral or based on valuation models that present value estimated expected future cash flows discounted at the loans effective interest rate. These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows. Most of our loans do not have an observable market price, and an estimate of the collection of contractual cash flows is based on the judgment of management. It is likely that we would obtain materially different results if different assumptions or conditions were to prevail. As a consequence of the estimates and assumptions required to calculate the first component of our allowance for loan losses, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on our financial condition and results of operations.
     The second component of the allowance for loan losses requires us to group loans that have similar credit risk characteristics so as to form a basis for estimating probable losses inherent in the group of loans based on historical loss percentages and delinquency trends as it relates to the group. Management assigns a quantitative allowance to these groups of loans by utilizing historical loss experiences. Management uses its judgment to determine the length of the time used in the historical loss experience. During each of the years in the two year period ended December 31, 2008, management used a 2 year loss experience to calculate the loss experience. However, due to the rapid decline in economic conditions and real estate values, during 2009, management shortened its historical loss experience by portfolio to between six months and one year, in order to reflect the current heighted loss experience in the quantitative allowance. The historical loss period is selected based on management’s judgment and a change in this loss period may result in material changes to the quantitative loss allowance. Management also assigns a qualitative allowance to these groups of loans in order to adjust the historical data, if necessary, for qualitative factors that exist currently that were not present in the historical data. These qualitative factors include delinquency trends, actual loan classification migration trends, economic and business conditions, concentration of credit risk, loan-to-value ratios, problem loan trends and external factors. In deriving the qualitative allowance management uses significant judgment to qualitatively adjust the historical loss experiences for current trends that existed at period end that were not reflected in the calculated historical loss ratios and to adjust the allowance for the changes in the current economic climate compared to the economic environment that existed historically. A subsequent change in data trends or the external environment may result in material changes in this component of the allowance from period to period.

     Management believes that the allowance for loan losses reflects a reasonable estimate of incurred credit losses as of the statement of financial condition date. As of December 31, 2009, our allowance for loan losses was $187.2 million. See “Provision for Loan Losses” for a discussion of the amounts of our allowance assigned to each loan product. The estimated allowance, which was derived from the above methodology, may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas in which we hold loans, especially in Florida. These factors are beyond management’s control. Accordingly, there is no assurance that we will not incur credit losses in excess of the amounts estimated by our allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments and information available to them at the time of their examination and such judgments may differ from management’s judgment.
     We analyze our loan portfolio quarterly by monitoring the loan mix, credit quality, loan-to-value ratios, concentration by geographical area, vintage, historical trends and economic conditions. As a consequence, our allowance for loan losses estimates will change from period to period. During the three year period ended December 31, 2006, real estate markets experienced significant price increases accompanied by an abundance of available mortgage financing. Additionally, based on historical loss experience during that time, our credit policies focused our loan production on collateral based loans and the discontinuation of certain loan products. These factors, other internal metrics and external market factors favorably impacted our provision for loan losses and allowance for loan losses during the years ended December 31, 2006. Conversely, during the three years ended December 31, 2009, the residential real estate market and general economic conditions, both nationally and in Florida, rapidly deteriorated with significant reductions in the sales prices and volume of residential real estate sold, plummeting collateral values, dramatic increases in unemployment and severe tightening of credit availability to borrowers. The impact of these rapidly deteriorating real estate market conditions and adverse economic conditions on our loan portfolios resulted in a significant increase in our ratio of allowance for loan losses to total loans from 0.94% at December 31, 2006 to 4.83% at December 31, 2009. We believe that our earnings in subsequent periods will be highly sensitive to changes in the Florida real estate market as well as the length of the current downturn in real estate valuation, availability of mortgage financing and the severity of unemployment in Florida and nationally. If the current negative real estate and economic conditions continue or deteriorate further we are likely to experience significantly increased credit losses.
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
     We subscribe to a third-party service to assist us in determining the fair value of our mortgage-backed securities and real estate mortgage conduits. The estimated fair value of these securities at December 31, 2009 was $319.3 million. We use matrix pricing to value these securities as identical securities that we own are not traded on active markets. Matrix pricing computes the fair value of mortgage-backed securities and real estate mortgage conduits based on the coupon rate, maturity date and estimates of future prepayment rates obtained from trades of securities with similar characteristic and from market data obtained from brokers. We consider the above inputs Level 2. Upon the sale of securities we back-test the values obtained from matrix pricing for reasonableness. The valuations obtained from matrix pricing are not actual transactions and may not reflect the actual amount that would be realized upon sale. While the interest rate and prepayment assumptions used in matrix pricing are representative of assumptions that we believe market participants would use in valuing these securities, different assumptions may result in significantly different results. Additionally, current observable data may not be available in subsequent periods which would cause us to utilize Level 3 inputs to value these securities. The mortgage-backed and REMIC securities that we own are government agency guaranteed with minimal credit risk. These securities are of high credit quality and we believe could be liquidated in the near future; however, the price obtained upon sale could be higher or lower than the fair value obtained through matrix pricing. In light of the current volatility and uncertainty in credit markets, it is difficult to estimate with accuracy the price that we could obtain for these securities and the time that it could take to sell them in an orderly transaction.
     We disclosed the estimated fair value of a private investment security at $1.5 million in our statement of financial condition. This security represents a private placement investment in preferred stock of a financial institution’s real estate investment trust subsidiary. This investment does not have a readily determinable fair value and the fair value calculated by us does not represent an actual transaction. Amounts realized upon the sale of our interest in this investment may be higher or lower than the amounts disclosed. No current market exists for this security and the amount we could receive upon liquidation is subject to significant uncertainty.
Other-than-Temporary Impairment of Securities.
     We perform an evaluation on a quarterly basis to determine if any of our securities are other-than-temporarily impaired. In making this determination, we consider the extent and duration of the impairment, the nature and financial condition of the issuer and our ability and intent to hold securities for a period sufficient to allow for any anticipated recovery in market value. If an equity security is determined to be other-than-temporarily impaired, we record an impairment loss as a charge to income for the period in which the impairment loss is determined to exist, resulting in a reduction to our earnings for that period. If a debt security is determined to be other-than-temporarily impaired, we record an impairment loss as a charge to income if we intend to sell the securities before they recover or if we do not expect to recover the securities historical cost due to credit loss. Management exercises significant judgment in determining the amount of credit loss in an impairment which is generally based on the present value of expected cash flows. The Company did not recognize an other-than-temporary impairment on debt securities during the year ended December 31, 2009. The Company recognized $1.6 million impairment on equity securities available for sale during the year ended December 31, 2009. As of December 31, 2009, the Company had $22.1 million of impaired securities with an unrealized loss of $26,000 and $298.2 million of securities that were determined not to be impaired. However, in light of the current market uncertainties, and the challenging economic and credit market conditions, there is no assurance that future events will not cause us to have additional impaired securities in the foreseeable future.
Impairment of Goodwill and Long Lived Assets
Goodwill Impairment
     We test goodwill for impairment annually or when events or circumstances occur that may result in goodwill impairment during interim periods. The test requires us to determine the fair value of our reporting units and compare the reporting units’ fair value to its carrying value. The Company’s reporting units are comprised of Community Banking, Commercial Lending, Tax Certificate Operations, Capital Services and Investment Operations. The fair values of the reporting units are estimated using discounted cash flow present value valuation models and market multiple techniques.
     While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. If the fair value of a reporting unit is below the carrying amount, a second step of the goodwill impairment test is performed. This second step requires us to fair value all assets (recognized and unrecognized) and liabilities in a manner similar to a business combination purchase price allocation. Since there is no active market for many of the Company’s assets, management derives the fair value of the majority of these assets using net present value models. As a consequence, management estimates rely on assumptions and judgments regarding issues where the outcome is unknown and as a result actual results or values may differ significantly from these estimates. Additionally, declines in the market capitalization of the Company’s common stock affect the aggregate fair value of the reporting units. Changes in management’s valuation of its reporting units and the underlying assets as well as declines in the Company’s market capitalization may affect future earnings through the recognition of additional goodwill impairment charges.
     During the year ended December 31, 2009, we recognized goodwill impairment charges of $9.1 million. As of December 31, 2009 our remaining goodwill was $13.1 million.
     In determining the fair value of the reporting units, the Company used a combination of discounted cash flow techniques and market multiple methodologies. These methods utilize assumptions for expected cash flows, discount rates, and comparable financial institutions to determine market multiples. The aggregate fair value of all reporting units derived from the above valuation techniques was compared to the Company’s market capitalization adjusted for a control premium in order to determine the reasonableness of the financial model output. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the subject company. The values separately derived from each valuation technique (i.e., discounted cash flow and market multiples) were used to develop an overall estimate of a reporting unit’s fair value. Different weighting of the various fair value techniques could result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. The Company used financial projections over a period of time, considered necessary to achieve a steady state of cash flows for each reporting unit. The primary assumptions in the projections were anticipated loan and deposit growth, interest rates and revenue growth. The discount rates were estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The estimated fair value of a reporting unit is highly sensitive to changes in the discount rate and terminal value assumptions. Minor changes in these assumptions could impact significantly the fair value assigned to a reporting unit. Future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value.
     When the estimated fair value of a reporting unit is below the carrying value, goodwill may be impaired, and the second step of the goodwill impairment evaluation is performed. The second step involves calculating the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as it is determined in a business combination. The fair value of the reporting unit’s assets and liabilities, including previously unrecognized intangible assets, is individually determined. The excess fair value of the reporting unit over the fair value of the reporting unit’s net assets is the implied goodwill. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting unit.
     The value of the implied goodwill is highly sensitive to the estimated fair value of the reporting unit’s net assets. The fair value of the reporting unit’s net assets is estimated using a variety of valuation techniques including the following:
•	recent data observed in the market, including for similar assets,

•	cash flow modeling based on projected cash flows and market discount rates, and

•	estimated fair value of the underlying loan collateral.
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

Impairment of Long-lived Assets
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period. Changes in circumstances and the estimates of future cash flows, as well as evaluating estimated lives of long-lived assets, are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially change depreciation and amortization expense in subsequent periods. For purposes of recognition and measurement of an impairment loss, we are required to group long-lived assets at the lowest level for which identifiable cash flows are independent of other assets. These cash flows are based on projections from management reports which are based on subjective interdepartmental allocations. Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques using Level 3 unobservable inputs. Long-lived assets subject to the above impairment analysis included property and equipment, internal-use software, real estate held for development and sale and real estate owned.
     During the year ended December 31, 2009, we recognized impairment on real estate held for sale, operating lease contracts executed for branch expansion and real estate owned of $3.9 million, $2.2 million and $4.1 million, respectively. We generally utilize broker price opinions and third party appraisals to assist us in determining the fair value of real estate held for sale, operating lease contracts and real estate owned. The appraiser or brokers use professional judgment in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date when current appraisals are not available. The assumptions used to calculate the fair values are generally Level 3 inputs and are highly subjective and extremely sensitive to changes in market conditions. The amount ultimately realized upon the sale of these properties or the termination of operating leases may be significantly different than the recorded amounts. The assumptions used are representative of assumptions that we believe market participants would use in fair valuing these assets or lease contracts, but different assumptions may result in significantly different results. We validate our assumptions by comparing completed transactions with our prior period fair value estimates and we may check our assumptions against multiple valuation sources. The outstanding balance of real estate owned and real estate held for sale was $46.5 million and $13.7 million, respectively, as of December 31, 2009. The minimum lease payments of the Company’s operating lease contracts executed for branch expansion were $23.4 million at December 31, 2009. There is no assurance that future events including declines in real estate values will not cause us to have additional impairments of long-lived assets or operating leases in the foreseeable future.
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
     In evaluating the available evidence, management considers historical financial performance, expectation of future earnings, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance based on its strategic initiatives. Changes in existing tax laws and future results differing from expectations may result in significant changes in the deferred tax assets valuation allowance.

     Based on our evaluation as of December 31, 2009 and 2008, a net deferred tax asset valuation allowance was established for the entire amount of the Company’s net deferred tax assets as the realization of these assets did not meet the more-likely-than-not criteria of the Accounting Standards Codification (“ASC”). During the fourth quarter of 2008, market conditions in the financial services industry significantly deteriorated with the bankruptcies and government bail-outs of large financial services entities. This market turmoil led to a tightening of credit, lack of consumer confidence, increased market volatility and widespread reduction in business activity. These economic conditions as well as the continued deterioration in local real estate markets adversely effected BankAtlantic’s profitable lines of business. As a consequence of the worsening economic conditions during the fourth quarter of 2008, it appeared more-likely-than-not that the Company would not realize its deferred tax assets resulting in a deferred tax asset valuation allowance for the entire amount of the Company’s net deferred tax assets. During the year ended December 31, 2009, the Company recognized significant losses and the economic conditions did not improve, resulting in the Company maintaining its deferred tax valuation allowance for the entire amount of its deferred tax asset. However, significant judgment is required in evaluating the positive and negative evidence for the establishment of the deferred tax asset valuation allowance, and if future events differ from expectations or if there are changes in the tax laws, a substantial portion or the entire deferred tax asset benefit of $143.9 million as of December 31, 2009 may be realized in the future. The Company’s net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income. In November 2009, net operating loss tax laws changed enabling the Company to recognize a benefit $31.7 million associated with the Company’s 2009 taxable loss.
Dividends
     In February 2009, the Company elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. During the deferral period, the Company is not permitted to pay dividends to its common shareholders. The Company can end the TruP deferral period by paying all accrued and unpaid interest; however, the Company currently expects to continue to defer interest for the foreseeable future. Further, the availability of funds for dividend payments generally depends upon BankAtlantic’s ability to pay cash dividends to the Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution’s regulatory capital levels, retained net income and net income. The Company does not expect to receive cash dividends from BankAtlantic during 2010, or for the foreseeable future. See Risk Factors – “BankAtlantic Bancorp services its debt and pays dividends primarily from dividends from BankAtlantic, which are subject to regulatory limits” and Regulation and Supervision – “Limitation on Capital Distributions.”
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
Consolidated Interest Rate Risk
     The amount of BankAtlantic’s interest earning assets and interest-bearing liabilities expected to reprice, prepay or mature in each of the indicated periods was as follows (in thousands):

	BankAtlantic Repricing Gap Table
	As of December 31, 2009
	1 Year	3 Years	5 Years	More Than
	or Less	or Less	or Less	5 Years	Total
Interest earning assets:
Loans:
Residential loans (1)
Fixed rate	$165,479	98,815	61,653	197,496	523,443
Hybrids ARM less than 5 years	37,760	13,029	84	200	51,073
Hybrids ARM more than 5 years	340,379	291,558	200,368	151,165	983,470
Commercial loans	884,202	104,962	88,030	15,471	1,092,665
Small business loans	286,848	108,136	47,083	40,986	483,053
Consumer	678,464	6,399	3,789	11,175	699,827

Total loans	2,393,132	622,899	401,007	416,493	3,833,531

Investment securities
Mortgage backed securities	89,530	102,466	51,839	63,479	307,314
Other investment securities	49,082	—	—	12,760	61,842
Tax certificates	110,991	—	—	—	110,991

Total investment securities	249,603	102,466	51,839	76,239	480,147

Total interest earning assets	2,642,735	725,365	452,846	492,732	4,313,678

Total non-earning assets	—	—	—	441,444	441,444

Total assets	$2,642,735	725,365	452,846	934,176	4,755,122

Total interest bearing liabilities	$3,512,266	330,576	160,618	324,196	4,327,656
Non-interest bearing liabilities	—	—	—	427,466	427,466

Total non-interest bearing liabilities and equity	$3,512,266	330,576	160,618	751,662	4,755,122

GAP (repricing difference)	$(869,531)	394,789	292,228	168,536
Cumulative GAP	$(869,531)	(474,742)	(182,514)	(13,978)
Repricing Percentage	-18.29%	8.30%	6.15%	3.54%

Cumulative Percentage	-18.29%	-9.98%	-3.84%	-0.29%

(1)	Hybrid adjustable rate mortgages (ARM) earn fixed rates for designated periods and adjust annually thereafter based on the one year U.S. Treasury note rate.

     BankAtlantic’s residential loan portfolio includes interest-only loans. These loans are scheduled to reprice as follows (in thousands):

Year Ending December 31,	Amount (1)
2010	$65,227
2011	63,542
2012	65,988
2013	130,249
2014	54,787
Thereafter	396,393

Total interest only loans	$776,186

(1)	The above table assumes no prepayments.
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
     Certain assumptions by the Company in assessing the interest rate risk during 2009 were utilized in preparing the following table. These assumptions related to:

• Interest rates
• Loan prepayment rates
• Deposit decay rates
• Re-pricing of certain borrowings
• Reinvestment in earning assets.
     The prepayment assumptions used in the model are:

• Fixed rate mortgages	30%
• Fixed rate securities	26%
• Tax certificates	70%
• Adjustable rate mortgages	16%
• Adjustable rate securities	25%

     Deposit runoff assumptions used in the model are as follows:

	Within	1-3	3-5	Over 5
	1 Year	Years	Years	Years
Money fund savings accounts decay rates	17%	17%	16%	14%
NOW and savings accounts decay rates	37%	32%	17%	17%
     Presented below is an analysis of the BankAtlantic estimated net interest income over a twelve month period calculated utilizing the Company’s model (dollars are in thousands):

As of December 31, 2009
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$166,800	1.93%
+100 bp	164,645	0.62%
0	163,634	—
-100 bp	164,519	0.54%
-200 bp	162,552	-0.66%

As of December 31, 2009
	Net
Changes	Interest	Percent
in Rate	Income	Change
+200 bp	$191,139	-3.99%
+100 bp	198,441	-0.32%
0	199,086	—
-100 bp	196,893	-1.10%
-200 bp	193,138	-2.99%
     BankAtlantic Bancorp has $308.3 million of outstanding junior subordinated debentures of which $246.2 million bear interest at variable interest rates and adjust quarterly and $62.1 million bear interest at an 8.5% fixed rate. As of December 31, 2009, $276.6 million of the junior subordinated debentures are callable and $31.7 million become callable in 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(This page is intentionally left blank)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2009, of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2009 as stated in its report which appears herein.

/s/ Alan B. Levan
Alan B. Levan
Chairman, and
Chief Executive Officer

/s/ Valerie C. Toalson
Valerie C. Toalson
Executive Vice President
Chief Financial Officer

March 19, 2010

Report of Independent Registered Certified Public Accounting Firm
To the Board of Directors and Shareholders of
BankAtlantic Bancorp, Inc.
In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”) at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ending December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
PricewaterhouseCoopers LLP
Miami, Florida
March 19, 2010

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(In thousands, except share data)	2009	2008
ASSETS
Cash and due from depository institutions (See Note 20)	$234,297	127,780
Federal funds sold and other short-term investments (See Note 2)	500	31,177
Securities available for sale, at fair value (See Notes 3,13,15,16)	320,327	701,845
Investment securities, at cost or amortized cost (approximate fair value: $1,500 and $2,503) (See Note 4)	1,500	2,036
Tax certificates, net of allowance of $6,781 and $6,064 (See Note 5)	110,991	213,534
Federal Home Loan Bank stock, at cost which approximates fair value (See Notes 14 and 20)	48,751	54,607
Residential loans held for sale (See Note 6)	4,547	3,461
Loans receivable, net of allowance for loan losses of $187,218 and $137,257 (See Notes 6,14,17)	3,689,779	4,323,190
Accrued interest receivable (See Note 7)	32,279	41,817
Real estate held for development and sale (See Note 8)	13,694	18,383
Real estate owned and other repossessed assets (See Note 6)	46,477	19,045
Investments in unconsolidated subsidiaries (See Note 9)	12,563	10,552
Office properties and equipment, net (See Note 10)	201,686	216,978
Goodwill (See Note 11)	13,081	22,205
Other assets (See Notes 12,17,20)	85,145	27,947

Total assets	$4,815,617	5,814,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits
Interest bearing deposits	$3,142,100	3,178,105
Non-interest bearing deposits	827,580	741,691

Total deposits (See Note 13)	3,969,680	3,919,796

Advances from FHLB (See Note 13, 14)	282,012	967,028
Securities sold under agreements to repurchase (See Note 15)	24,468	46,084
Federal funds purchased and other short-term borrowings (See Note 16)	2,803	238,339
Subordinated debentures and mortgage-backed bonds (See Note 17)	22,697	22,864
Junior subordinated debentures (See Note 17)	308,334	294,195
Other liabilities (See Note 18)	64,052	82,283

Total liabilities	4,674,046	5,570,589

Commitments and contingencies (See Notes 20,21)
Stockholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $.01 par value, authorized 125,000,000 shares; issued and outstanding 48,245,042 and 10,258,057 shares	483	103
Class B common stock, $.01 par value, authorized 9,000,000 shares; issued and outstanding 975,225 and 975,225 shares	10	10
Additional paid-in capital	296,438	218,974
(Accumulated deficit) retained earnings	(153,434)	32,667

Total stockholders’ equity before accumulated other comprehensive loss	143,497	251,754
Accumulated other comprehensive loss	(1,926)	(7,786)

Total stockholders’ equity	141,571	243,968

Total liabilities and stockholders’ equity	$4,815,617	5,814,557

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(In thousands, except share and per share data)	2009	2008	2007
Interest income:
Interest and fees on loans	$185,509	247,222	313,998
Interest and dividends on taxable securities	24,062	45,127	28,631
Interest on tax exempt securities	—	14	12,700
Interest on tax certificates	14,022	22,153	16,304

Total interest income	223,593	314,516	371,633

Interest expense:
Interest on deposits (See Note 13)	41,884	64,263	84,476
Interest on advances from FHLB	16,523	50,942	73,256
Interest on securities sold under agreements to repurchase and short-term borrowings	209	2,485	9,573
Interest on subordinated debentures, bonds and junior subordinated debentures	16,615	22,995	25,552

Total interest expense	75,231	140,685	192,857

Net interest income	148,362	173,831	178,776
Provision for loan losses (See Note 6)	232,658	159,801	70,842

Net interest income (loss) after provision for loan losses	(84,296)	14,030	107,934

Non-interest income:
Service charges on deposits	75,739	93,905	102,639
Other service charges and fees	29,542	28,959	28,950
Securities activities, net (See Note 3)	11,180	2,039	8,412
Income from unconsolidated subsidiaries (See Note 9)	966	2,109	2,500
Other	12,394	10,552	9,331

Total non-interest income	129,821	137,564	151,832

Non-interest expense:
Employee compensation and benefits (See Notes 19,22)	108,245	128,897	151,178
Occupancy and equipment (See Note 10)	58,576	64,782	65,851
Advertising and promotion	8,646	16,335	20,002
Check losses	4,188	8,767	11,476
Professional fees	14,629	12,761	8,690
Supplies and postage	4,173	4,662	6,146
Telecommunication	2,481	4,452	5,571
Cost associated with debt redemption (See Note 14)	7,463	1,238	—
Provision for tax certificates (See Note 5)	3,388	7,286	300
Restructuring charges and exit activities (See Note 18)	5,338	7,395	8,351
Impairment of goodwill (See Note 11)	9,124	48,284	—
Impairment of real estate held for sale (See Note 8)	3,871	1,169	5,240
Impairment of real estate owned (See Note 6)	4,124	1,465	7,299
FDIC special assessment	2,428	—	—
Other	30,090	30,856	27,246

Total non-interest expense	266,764	338,349	317,350

Loss from continuing operations before income taxes	(221,239)	(186,755)	(57,584)
(Benefit) provision for income taxes (See Note 12)	(31,719)	32,489	(27,572)

Loss from continuing operations	(189,520)	(219,244)	(30,012)
Discontinued operations (less applicable income taxes (benefit) of $0, $0 and ($4,124) (See Note 12,23)	3,701	16,605	7,812

Net loss	$(185,819)	(202,639)	(22,200)

(CONTINUED)
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007
Basic loss per share (See Note 24)
Continuing operations	$(8.02)	$(14.54)	$(1.93)
Discontinued operations	0.15	1.10	0.51

Basic loss per share	$(7.87)	$(13.44)	$(1.42)

Diluted loss per share (See Note 24)
Continuing operations	$(8.02)	$(14.54)	$(1.93)
Discontinued operations	0.15	1.10	0.51

Diluted loss per share	$(7.87)	$(13.44)	$(1.42)

Cash dividends per Class A share	$0.025	$0.075	$0.640

Cash dividends per Class B share	$0.025	$0.075	$0.640

Basic weighted average number of common shares outstanding	23,624,714	15,079,396	15,581,909

Diluted weighted average number of common and common equivalent shares outstanding	23,624,713	15,079,396	15,581,909

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2009

					Accumul-
					ated
	Compre-		Addi-		Other
	hensive		tional		Compre-
	Income	Common	Paid-in	Retained	hensive
(In thousands)	(Loss)	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE, DECEMBER 31, 2006		$123	260,948	265,089	(1,178)	524,982

Net loss	$(22,200)	—	—	(22,200)	—	(22,200)

Net change from defined benefit plan (less income tax expense of $271)	431
Unrealized gain on securities available for sale (less income tax expense of $6,618)	11,240
Reclassification adjustments:
Realized net periodic pension income (less income tax expense of $92)	147
Realized gains on securities available for sale (less income tax expense of $2,781)	(4,722)

Other comprehensive income	7,096	—	—	—	7,096	7,096

Comprehensive loss	$(15,104)

Dividends on Class A common stock		—	—	(6,815)	—	(6,815)
Dividends on Class B common stock		—	—	(624)	—	(624)
Cumulative effect of change in accounting principle		—	—	700	—	700
Issuance of Class A common stock upon exercise of stock options		1	2,448	—	—	2,449
Tax effect relating to share-based compensation		—	1,265	—	—	1,265
Purchase and retirement of Class A common stock		(11)	(53,758)	—	—	(53,769)
Share based compensation expense		—	6,237	—	—	6,237

BALANCE, DECEMBER 31, 2007		$113	217,140	236,150	5,918	459,321

(CONTINUED)
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2009

					Accumul-
					ated
	Compre-		Addi-		Other
	hensive		tional		Compre-
	Income	Common	Paid-in	Retained	hensive
(In thousands)	(Loss)	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE, DECEMBER 31, 2007		$113	217,140	236,150	5,918	459,321
Net loss	$(202,639)	—	—	(202,639)	—	(202,639)

Net change from defined benefit plan (less income tax expense of $2,112)	(16,023)
Unrealized gain on securities available for sale (less income tax benefit of $5,417)	1,569
Reclassification adjustments:
Realized net periodic pension income (less income tax expense of $0)	248
Realized loss on securities available for sale (less income tax expense of $0)	502

Other comprehensive loss	(13,704)				(13,704)	(13,704)

Comprehensive loss	$(216,343)	—	—	—

Dividends on Class A common stock		—	—	(770)	—	(770)
Dividends on Class B common stock		—	—	(74)	—	(74)
Issuance of Class A common stock upon exercise of stock options		—	103	—	—	103
Tax effect relating to share-based compensation		—	(42)	—	—	(42)
Share based compensation expense		—	1,773	—	—	1,773

BALANCE, DECEMBER 31, 2008		$113	218,974	32,667	(7,786)	243,968

(CONTINUED)
See Notes to Consolidated Financial Statements

BankAtlantic Bancorp, Inc.
BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For Each of the Years in the Three Year Period Ended December 31, 2009

					Accumulated
				(Accumulated	Other
	Compre-		Additional	Deficit)	Compre-
	hensive	Common	Paid-in	Retained	hensive
(In thousands)	Income	Stock	Capital	Earnings	Income (Loss)	Total

BALANCE, DECEMBER 31, 2008		$113	218,974	32,667	(7,786)	243,968
Net loss	(185,819)	—	—	(185,819)	—	(185,819)

Net change from defined benefit plan (less income tax expense of $0)	7,765
Unrealized gain on securities available for sale (less income tax expense of $0)	9,798
Reclassification adjustments:
Realized net periodic pension cost (less income tax expense of $0)	(2,005)
Realized gains on securities available for sale (less income tax expense of $0)	(9,698)

Other comprehensive income	5,860	—	—	—	5,860	5,860

Comprehensive loss	$(179,959)

Dividends on Class A common stock		—	—	(257)	—	(257)
Dividends on Class B common stock		—	—	(25)	—	(25)
Issuance of Class A common stock		380	75,071	—	—	75,451
Share based compensation expense		—	2,393	—	—	2,393

BALANCE, DECEMBER 31, 2009		$493	296,438	(153,434)	(1,926)	141,571

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2009	2008	2007
Operating activities:
Net loss	$(185,819)	(202,639)	(22,200)
Adjustment to reconcile net loss to net cash provided by operating activities:
Provision and valuation allowances, net (1)	240,169	168,552	78,441
Impairment of goodwill	9,124	48,284	—
Restructuring charges, impairments and exit activities	9,209	8,564	13,591
Depreciation, amortization and accretion, net	20,464	21,019	18,451
Share-based compensation expense	2,393	1,773	6,237
Tax benefits from share-based compensation	—	—	(1,265)
Securities activities, net	(11,180)	(2,039)	(8,412)
Net (gains) losses on sales of real estate owned, real estate and loans held for sale and office properties and equipment	(515)	72	201
Net gain on sale of Ryan Beck Holdings, Inc	—	—	(16,373)
Stifel stock received as earn-out consideration pursuant to the Ryan Beck sales agreement	(8,589)	(11,309)	—
Deferred income tax provision (benefit)	—	35,370	(22,855)
Deferred interest on junior subordinated debentures	14,139	—	—
Net costs associated with debt redemption	7,463	1,238	—
Increase in forgivable notes receivable, net	—	—	(673)
Originations of loans held for sale, net	(74,764)	(59,323)	(90,745)
Proceeds from sales of loans held for sale	74,325	53,564	96,470
Equity earnings in unconsolidated subsidiaries	(589)	—	—
Decrease in real estate held for development and sale	—	11,382	56
Increase in securities owned, net	—	—	(23,855)
Increase in securities sold but not yet purchased	—	—	28,419
Decrease in accrued interest receivable	9,538	4,454	1,402
(Increase) decrease in other assets	(57,350)	4,675	(10,957)
Increase in due to clearing agent	—	—	9,657
Decrease in other liabilities	(17,069)	(19,499)	(14,662)

Net cash provided by operating activities	30,949	64,138	40,928

(CONTINUED)
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2009	2008	2007
Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	164,082	349,397	208,345
Purchase of investment securities and tax certificates	(65,708)	(368,383)	(211,307)
Purchase of securities available for sale	(50,947)	(254,263)	(682,231)
Proceeds from sales of securities available for sale	303,825	375,900	623,800
Repayments of securities available for sale	146,543	145,610	93,803
Purchases of FHLB stock	(2,295)	(47,655)	(22,725)
Redemption of FHLB stock	8,151	67,051	28,939
Investments in unconsolidated subsidiaries	(1,422)	—	(5,923)
Distributions from unconsolidated subsidiaries	—	2,531	7,889
Net repayments (purchases and originations) of loans	351,811	23,285	(2,173)
Proceeds from the sale of loans receivable	14,483	10,100	—
Additions to real estate owned	(1,373)	(19)	(2,011)
Proceeds from sales of real estate owned	6,073	3,810	2,252
Proceeds from the sale of property and equipment	141	1,105	939
Purchases of office property and equipment, net	(3,731)	(11,483)	(64,291)
Net cash outflow from sale of central Florida stores	—	(4,491)	—
Net proceeds from the sale of Ryan Beck Holdings, Inc.	—	—	2,628

Net cash provided by (used in) investing activities	869,633	292,495	(22,066)

Financing activities:
Net increase (decrease) in deposits	49,884	(3,482)	86,369
Prepayments of FHLB advances	(1,159,463)	(694,363)	—
Net proceeds (repayments) of FHLB advances	467,000	262,808	(120,000)
Net decrease in securities sold under agreements to repurchase	(21,616)	(12,181)	(43,667)
Net (decrease) increase in federal funds purchased	(235,536)	129,364	76,949
Prepayments of bonds payable	—	(2,751)	—
Repayment of notes and bonds payable	(180)	(904)	(3,269)
Excess tax benefits from share-based compensation	—	—	1,265
Proceeds from issuance of Class A common stock	75,451	103	2,449
Proceeds from the issuance of junior subordinated debentures	—	—	30,929
Purchase and retirement of Class A common stock	—	—	(53,769)
Dividends paid	(282)	(844)	(7,439)

Net cash used in by financing activities	(824,742)	(322,250)	(30,183)

Increase (decrease) in cash and cash equivalents	75,840	34,383	(11,321)
Cash and cash equivalents at the beginning of period	158,957	124,574	138,904
Cash and cash equivalents of discontinued operations assets held for sale at disposal date	—	—	(6,294)
Cash and cash equivalents of discontinued assets held for sale	—	—	3,285

Cash and cash equivalents at end of period	$234,797	158,957	124,574

(CONTINUED)
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2009	2008	2007
Cash paid for:
Interest on borrowings and deposits	$66,973	142,067	191,230
Income taxes (refunded) paid	(2,812)	(14,389)	853
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to REO	35,914	7,208	2,528
Securities held-to-maturity transferred to securities available for sale	—	—	203,004
Long-lived assets held-for-use transferred to assets held for sale	—	—	13,704
Change in accumulated other comprehensive income	5,860	(13,704)	7,096
Change in deferred taxes on other comprehensive income	—	(3,304)	4,200
Securities sold pending settlement	2,018	—	—
Securities purchased pending settlement	—	—	18,926

(1)	Represents provision for loan losses, REO and tax certificates.
See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
1. Summary of Significant Accounting Policies
     Basis of Financial Statement Presentation — BankAtlantic Bancorp, Inc. (the “Company”) is a unitary savings bank holding company organized under the laws of the State of Florida in 1994. The Company’s principal asset is its investment in BankAtlantic and its subsidiaries. On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. As a consequence of the sale of Ryan Beck to Stifel, the results of operations of Ryan Beck are presented as “Discontinued Operations” in the Consolidated Statement of Operations, for the year ended December 31, 2007. Discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 represent earn-out consideration paid in accordance with the terms of the acquisition agreement.
     BankAtlantic was founded in 1952 and is a federally-chartered, federally-insured savings bank headquartered in Fort Lauderdale, Florida. At December 31, 2009, BankAtlantic operated through a network of 100 branches located in Florida. BankAtlantic is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services.
     The Company has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. BFC Financial Corporation (“BFC”) currently owns 100% of the Company’s Class B common stock and 36% of the Company’s outstanding Class A common stock resulting in BFC owning 37% of the Company’s aggregate outstanding common stock and 66% of the voting power of the Company’s common stock. The percentage of total common equity represented by Class A and Class B common stock was 98% and 2% at December 31, 2009, respectively. The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 487,613 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis.
     The accounting policies applied by the Company conform to accounting principles generally accepted in the United States of America.
     On September 26, 2008, the Company completed a one-for-five reverse stock split. All shares, per share, and stockholders’ equity data have been adjusted to reflect the reverse stock split.
     Certain amounts for prior years have been reclassified to conform to revised financial statement presentation for 2009. The Company adjusted the number of common shares outstanding used for the calculation of earnings per share for prior periods due to the issuance of Class A common stock in September 2009 at a subscription price lower than the market price of the Company’s Class A common stock.
     The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for Securities and Exchange Commission (“SEC”) registrants. All other accounting literature is considered non-authoritative. The adoption of ASC did not change GAAP and had no effect on the Company’s financial statements.
     BankAtlantic Bancorp, Inc.’s consolidated financial statements have been prepared on a going concern basis, which reflects the realization of assets and the repayments of liabilities in the normal course of business. Both the Parent Company and BankAtlantic actively manage liquidity and cash flow needs. The Parent Company had cash of $14.0 million as of December 31, 2009, does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013. The Parent Company’s operating expenses for the years ended December 31, 2009, 2008 and 2007 were $7.6 million, $5.6 million and $4.2 million, respectively and its non-interest income was $1.5 million, $1.2 million and $8.2 million, respectively (see Note 28, “Parent Company Financial Information”). BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and the availability of borrowings under its lines of credit and Treasury and Federal Reserve lending programs. As of December 31, 2009, BankAtlantic had $235 million of cash and available unused borrowings of approximately $760 million, consisting of $495 million of unused FHLB line of credit capacity, $169 million of unpledged securities, and $96 million of available borrowing capacity at the Federal

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reserve. However, such available borrowings are subject to periodic reviews and may be terminated, suspended or reduced at any time. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may reduce the amounts it is able to borrow or make terms of the borrowings and deposits less favorable. As a result, there is a risk that the cost of funds will increase or that the availability of funding sources may decrease.
     The substantial uncertainties throughout the Florida and national economies and U.S. banking industry coupled with current market conditions have adversely affected BankAtlantic Bancorp’s and BankAtlantic’s 2009 results. As of December 31, 2009, BankAtlantic’s capital was in excess of all regulatory “well capitalized” levels. However, the Office of Thrift Supervision (“OTS”), at its discretion, can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements based on its view of the risk profile of the specific institution. BankAtlantic’s communications with the OTS include providing information on an ad-hoc, one-time or regular basis related to areas of regulatory oversight and bank operations. As part of such communications, BankAtlantic has provided to its regulators forecasts, strategic business plans and other information relating to anticipated asset balances, asset quality, capital levels, expenses, anticipated earnings, levels of brokered deposits and liquidity, and has indicated that BankAtlantic has no plans to pay dividends to the Parent Company. If higher capital requirements are imposed by its regulators, BankAtlantic could be required to raise additional capital. There is no assurance that additional capital will not be necessary, or that the Parent Company or BankAtlantic would be successful in raising additional capital on favorable terms or at all. Although BankAtlantic Bancorp and BankAtlantic have experienced operating losses in each of the years in the three-year period ended December 31, 2009, BankAtlantic remains a “well capitalized” financial institution and both the Parent Company and BankAtlantic anticipate maintaining sufficient liquidity to fund operations at least through December 31, 2010. However, if unanticipated market factors emerge and/or the Company is unable to execute its plans or if BankAtlantic requires capital and the Company is unable to raise capital, it could have a material adverse impact on the Company’s business, results of operations and financial condition.
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
     Declines in the value of individual equity securities that are considered other than temporary result in write-downs recorded in securities activities, net in the consolidated statement of operations. Declines in debt securities held to maturity and available for sale that are considered other than temporary result in write-downs recorded in securities activities, net when it is more likely than not the Company will sell the securities before it recovers its cost. If the Company does not intend to sell an impaired debt security but does not expect to recover its cost, the Company determines whether a credit loss exists, and if so, the credit loss is recognized in earnings and any remaining impairment is recognized in other comprehensive income. The review for other-than-temporary declines takes into account the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery.

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
     Equity securities that do not have readily determinable fair values such as private equity investments are carried at historical cost. These securities are evaluated for other than temporary declines in value, and if impaired, the historical cost of the securities is written down to estimated fair value through securities activities, net.
     Interest on securities, including the amortization of premiums and the accretion of discounts, is reported in interest income using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date and recognized using the specific identification method and reported in securities activities, net.
     Financial instruments and derivatives — All derivatives are recognized on the consolidated statement of financial condition at their fair value with realized and unrealized gains and losses resulting from fair value adjustments recorded in securities activities, net in the consolidated statement of operations. If the Company elects hedge accounting, the hedging instrument must be highly effective in achieving offsetting changes in the hedge instrument and hedged item attributable to the risk being hedged. Any ineffectiveness which arises during the hedging relationship is recognized in earnings in the Company’s consolidated statements of operations. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively. There were no derivatives outstanding as of December 31, 2009.
     Tax Certificates — Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates are acquired from municipalities generally by public auction. Tax certificates are carried at cost less an allowance for tax certificate losses.
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
     Loans Held for Sale — Loans held for sale are reported at the lower of aggregate cost or estimated fair value. Loan origination fees and related direct loan origination costs on originated loans held for sale and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold and included in gains and losses upon sale.
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
     Non-performing Loans — A loan is generally placed on non-accrual status at the earlier of (i) the loan becoming past due 90 days as to either principal or interest or (ii) when the borrower has entered bankruptcy proceedings and the loan is delinquent. Exceptions to placing 90-day past due loans on non-accrual may be made if there exists well secured collateral and the loan is in the process of collection. Loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. A loan may be placed on non-accrual status due to material deterioration of conditions surrounding the repayment sources, which could include insufficient borrower capacity to service the debt, significantly delayed property sales or development schedules, declines in the loan-to-value of the loan’s collateral or other factors causing the full payment of the loan’s principal and interest to be in doubt. Accordingly, the Company may place a loan on non-accrual status even when payments of principal or interest are not currently in default. When a loan is placed on

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
non-accrual status, interest accrued but not received is reversed against interest income. A non-accrual loan may be restored to accrual status when there has been a satisfactory period of performance and the loan is expected to perform in the future according to its contractual terms. Interest income on performing impaired loans is recognized on an accrual basis and the cost-recovery method is used for cash receipts on non-accrual loans without specific reserves. Interest income on non-accrual loans with specific reserves is recognized on a cash basis.
     Consumer non-mortgage loans that are 120 days past due are charged off. Secured consumer and residential loans that are 120 days past due are charged down or a specific reserve is established based on the collateral’s fair value less estimated selling costs.
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
     The allowance consists of two components. The first component of the allowance is for “non-homogenous” loans that are individually evaluated for impairment. The process for identifying loans to be evaluated individually for impairment is based on management’s identification of classified loans. Once an individual loan is found to be impaired, an evaluation is performed to determine if a specific reserve needs to be assigned to the loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured based on the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.
     The second component of the allowance is for “homogenous” loans in which groups of loans with common characteristics are evaluated to estimate the inherent losses in the portfolio. Management segregates homogenous loans into groups with certain common characteristics so as to form a basis for estimating losses as it relates to the group. The allowance for homogenous loans has a quantitative amount and a qualitative amount. The methodology for the quantitative component is based on charge-off history by loan type adjusted by an expected recovery rate. A reasonable time frame is selected for charge-off history in order to estimate the inherent loss in the portfolio. The methodology for the qualitative component is determined by considering the following factors: (1) delinquency and charge-off levels and trends; (2) problem loans and non-accrual levels and trends; (3) lending policy and underwriting procedures; (4) lending management and staff; (5) nature and volume of portfolio; (6) economic and business conditions; (7) concentration of credit; (8) quality of loan review system; and (9) external factors. Based on an analysis of the above factors, a qualitative amount is assigned to each loan product. BankAtlantic may also assign specific reserves on residential real estate and real estate secured consumer loans that were written down in prior periods to reflect further estimated market value declines in the collateral.
     Real Estate Owned (“REO”) — REO is recorded at the lower of cost or estimated fair value, less estimated selling costs when acquired. Write-downs required at the time of acquisition are charged to the allowance for loan losses or allowance for tax certificates losses. Expenditures for capital improvements are generally capitalized. Real estate acquired in settlement of loans or tax certificates is anticipated to be sold and valuation allowance adjustments are made to reflect any subsequent declines in fair values. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations.
     Real Estate Held for Development and Sale — This includes the Company’s investment in a real estate development and land acquired for branch expansion that the Company has committed to sell. Real estate held for development and sale is stated at the lower of accumulated cost or estimated fair value less cost to sell.
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
     Goodwill and Other Intangible Assets — Goodwill is recorded at the acquisition date of a business. Goodwill is tested for impairment at the reporting unit level annually or at interim periods if events occur subsequent to the annual test date that would result in a decline in the fair value of the reporting units. Our reporting units are businesses for which discrete

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial information is available for managers. BankAtlantic’s reporting units are: Community Banking, Commercial Lending, Tax Certificates Operations, Capital Services and Investment Operations. Goodwill testing is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment. This step compares the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not necessary. If the fair value of the reporting unit is less than the carrying value, then the second step of the test is used to measure the amount of goodwill impairment, if any, in the reporting unit. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, impairment is recorded for the excess. The implied goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined.
     Other intangible assets consist of core deposit intangible assets which were initially recorded at fair value and then amortized on an accelerated basis over a useful life of ten years. The accumulated amortization on core deposit intangible assets was $12.5 million at December 31, 2009.
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
     Income Taxes — The Company and its subsidiaries, other than Heartwood Holdings, Inc., a real estate investment trust, file a consolidated federal income tax return. The Company and its subsidiaries file separate state income tax returns for each state jurisdiction. The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustments for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the statement of financial condition. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more-likely-than-not that deferred tax assets will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company recognizes a liability for uncertain tax positions. An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes.
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
     Stock-Based Compensation Plans — Effective January 1, 2006, the Company adopted the new guidance issued by the FASB for share-based payments using the modified prospective transition method. Under this transition method, share-based compensation expense for each of the years in the three year period ended December 31, 2009, includes compensation expense for all share-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the guidance that existed on the grant date. Share-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of the new guidance. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years, except for options granted to directors which vest immediately.
New Accounting Pronouncements:
     On January 1, 2009, the Company adopted the fair value guidance for nonfinancial assets and nonfinancial liabilities that were not recognized or disclosed at fair value in the financial statements at least annually. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
     In June 2009, the FASB changed the accounting guidance for the consolidation of variable interest entities. The current quantitative-based risks and rewards calculation for determining which enterprise is the primary beneficiary of the variable interest entity will be replaced with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The new guidance was effective for the Company beginning January 1, 2010. The Company implemented the new guidance as of January 1, 2010 and this new guidance did not have a material effect on the Company’s financial statements.
     In June 2009, the FASB changed the accounting guidance for transfers of financial assets. The new guidance increases the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its statement of financial condition, financial performance and cash flows; and any continuing interest in transferred financial assets. In addition, the guidance amends various concepts associated with the accounting for transfers and servicing of financial assets and extinguishments of liabilities including removing the concept of qualified special purpose entities. This new guidance must be applied to transfers occurring on or after January 1, 2010. The Company did not have any interests in qualified special purpose entities and the implementation of this statement did not have a material effect on the Company’s financial statements.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In August 2009, the FASB updated its guidance for the fair value measurement of liabilities. The update provided clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of the liability using: (1) the quoted price of the identical liability when traded as an asset, (2) quoted prices for similar liabilities or similar liabilities when traded as assets, (3) an income approach, such as a present value technique or (4) a market approach such as the amount the reporting entity would pay to transfer the liability or enter into the identical liability. The update also states that a reporting entity would not adjust the fair value of a liability for restrictions that prevent the transfer of the liability. This updated guidance was effective as of September 30, 2009. This update did not have a material effect on the Company’s financial statements.
     In January 2010, the FASB issued an update to ASC that provides additional guidance to improve disclosures regarding fair value measurements. Fair value measurements and disclosures were enhanced to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all disclosures about recurring and nonrecurring fair value measurements. The effective date of the guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Management believes that the additional disclosures required for fair value measurements will not have a material effect on the Company’s financial statements.
2. Federal Funds Sold and Other Short Term Investments
     The following table provides information on Federal Funds Sold (in thousands):

	For the Years Ended December 31,
	2009		2008	2007
Ending Balance		$—	20,825	484
Maximum outstanding at any month end within period		$61,000	362,360	21,555
Average amount invested during period		$14,030	44,031	3,638
Average yield during period	%	0.45	1.92	4.77
     As of December 31, 2009 and 2008, the Company had $0.5 million and $10.4 million, respectively, invested in money market accounts with unrelated brokers.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Securities Available for Sale
     The following tables summarize securities available for sale (in thousands):

	As of December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$202,985	8,961	1	211,945
Real estate mortgage investment conduits (1)	104,329	3,037	19	107,347

Total	307,314	11,998	20	319,292

Investment Securities:
Other bonds	250	—	—	250
Equity securities	760	31	6	785

Total investment securities	1,010	31	6	1,035

Total	$308,324	12,029	26	320,327

	As of December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$521,895	11,017	39	532,873
Real estate mortgage investment conduits (1)	165,449	1,846	944	166,351

Total	687,344	12,863	983	699,224

Investment Securities:
Other bonds	250	—	—	250
Equity securities	2,347	24	—	2,371

Total investment securities	2,597	24	—	2,621

Total	$689,941	12,887	983	701,845

(1)	Real estate mortgage investment conduits are pass-through entities that hold residential loans and investors are issued ownership interests in the entities in the form of a bond. The securities were issued by government agencies.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008 (in thousands):

	As of December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities	$—	—	159	(1)	159	(1)
Real estate mortgage investment conduits	—	—	21,934	(19)	21,934	(19)
Equity securities	4	(6)	—	—	4	(6)

Total available for sale securities:	$4	(6)	22,093	(20)	22,097	(26)

	As of December 31, 2008
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities	$4,736	(39)	—	—	4,736	(39)
Real estate mortgage investment conduits	—	—	27,426	(944)	27,426	(944)

Total available for sale securities:	$4,736	(39)	27,426	(944)	32,162	(983)

     Unrealized losses on debt securities outstanding greater than twelve months at December 31, 2009 and 2008 were caused primarily by interest rate changes. The cash flows of these securities are guaranteed by government sponsored enterprises. These securities are of high credit quality, the unrealized loss is insignificant and management has the intent and ability to hold the securities until the price recovers and expects that the securities would be settled at a price not less than the carrying amount. The unrealized loss on the equity securities is insignificant. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2009 and 2008.
     Unrealized losses on securities outstanding less than twelve months at December 31, 2008 were also caused by interest rate changes. These securities are guaranteed by government agencies and are of high credit quality. Since these securities are of high credit quality and the decline in value has existed for a short period of time, management believes that these securities may recover their losses in the foreseeable future and management has the intent and ability to hold the securities until the price recovers. Accordingly, the Company did not consider these investments other-than-temporarily impaired at December 31, 2008.
     The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
December 31, 2009 (1) (2)	Cost	Value
Due within one year	$252	252
Due after one year, but within five years	44	45
Due after five years, but within ten years	31,190	31,199
Due after ten years	276,078	288,046

Total	$307,564	319,542

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

(2)	Scheduled maturities are based upon contractual maturities.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Included in securities activities, net were (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Gross gains on securities sales	$11,238	6,302	15,731

Gross losses on securities sales	—	(5,103)	(4,341)

Proceed from sales of securities	303,825	375,900	623,800

Other-than-temporary impairments	$(1,587)	(3,413)	—

     Management reviews its securities available for sale portfolio for other-than-temporary declines in value quarterly. As a consequence of the review during the years ended December 31, 2009 and 2008, the Company recognized a $1.6 million and $3.4 million, respectively, other-than-temporary decline in value related to an equity investment in an unrelated financial institution.
     The change in net unrealized holding gains or losses on securities available for sale, included as a separate component of stockholders’ equity, was as follows (in thousands):

	For The Years Ended December 31,
	2009	2008	2007
Net change in other comprehensive income on securities available for sale	$100	(3,346)	10,356
Change in deferred tax (benefit) provision on net unrealized losses on securities available for sale	—	(5,417)	3,838

Change in stockholders’ equity from net unrealized losses on securities available for sale	$100	2,071	6,518

4. Investment Securities
     The following tables summarize investment securities (in thousands):

As of December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Private investment securities (1)	$1,500	—	—	1,500

As of December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Private investment securities (1)	$2,036	467	—	2,503

(1)	Private investment securities consist of equity instruments purchased through private placements and are accounted for at historical cost adjusted for other-than-temporary declines in value.
     During the year ended December 31, 2009 and 2008, the Company redeemed private investment securities for net proceeds of $2.0 million and $6.3 million, respectively, and recognized gains included in securities activities, net of $1.5 million and $1.3 million, respectively. There were no investment securities redeemed during the year ended December 31, 2007.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the year ended December 31, 2006, MasterCard International (“MasterCard”) completed an initial public offering (“IPO”) of its common stock. Pursuant to the IPO, member financial institutions received cash and Class B common stock for their interest in MasterCard. The Company received $0.5 million in cash and 25,587 shares of MasterCard’s Class B common stock. The Class B common stock received was accounted for as a nonmonetary transaction and recorded at historical cost. During the years ended December 31, 2009, 2008 and 2007, BankAtlantic sold 274 shares, 3,313 shares and 22,000 shares of MasterCard common stock for gains included in securities activities, net of $47,000, $1.0 million and $3.4 million, respectively.
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
5. Tax Certificates
     The following table summarizes tax certificates (in thousands):

	As of December 31, 2009		As of December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Tax certificates (1)
Net of allowance of $6,781 and $6,064, respectively	$110,991	112,472	213,534	224,434

(1)	The estimated fair value was calculated at December 31, 2009 and 2008 from an expected cash flow model discounted at an interest rate that takes into account the risk of the cash flows of tax certificates relative to alternative investments.
     Activity in the allowance for tax certificate losses was (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Balance, beginning of period	$6,064	3,289	3,699

Charge-offs	(2,965)	(4,668)	(867)
Recoveries	294	157	157

Net charge-offs	(2,671)	(4,511)	(710)
Provision charged to non-interest expense	3,388	7,286	300

Balance, end of period	$6,781	6,064	3,289

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Loans Receivable and Loans Held for Sale
     The loan portfolio consisted of the following components (in thousands):

	December 31,
	2009	2008
Real estate loans:
Residential	$1,549,791	1,929,616
Builder land loans	57,807	84,453
Land acquisition and development	182,235	226,484
Land acquisition, development and construction	26,184	60,730
Construction and development	211,809	229,856
Commercial	688,386	709,523
Consumer — home equity	669,690	718,950
Small business	213,591	218,694
Other loans:
Commercial business	155,226	144,554
Small business — non-mortgage	99,113	108,230
Consumer loans	15,935	16,406
Deposit overdrafts	4,816	9,730

Total gross loans	3,874,583	4,457,226

Adjustments:
Premiums, discounts and net deferred fees	2,414	3,221
Allowance for loan losses	(187,218)	(137,257)

Loans receivable — net	$3,689,779	4,323,190

Loans held for sale	$4,547	3,461

     Loans held for sale at December 31, 2009 and 2008 are loans originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, this mortgage company purchases the loans from BankAtlantic within a defined period of time after the date of funding. BankAtlantic earns the interest income during the period of ownership. The sales price is negotiated quarterly for all loans sold during the quarter based on originated loan balance. Gains from the sale of loans held for sale were $0.5 million, $0.3 million and $0.5 million, respectively, for the years ended December 31, 2009, 2008 and 2007.
     Undisbursed loans in process consisted of the following components (in thousands):

	December 31,
	2009	2008
Construction and development	$43,432	124,332
Commercial	25,696	38,930

Total undisbursed loans in process	$69,128	163,262

     BankAtlantic’s loan portfolio had the following geographic concentration based on outstanding loan balances at December 31, 2009:

Florida	62%
Eastern U.S.A.	20%
Western U.S.A.	14%
Central U.S.A	4%

100%

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Allowance for Loan Losses (in thousands):

	For Years Ended December 31,
	2009	2008	2007
Balance, beginning of period	$137,257	94,020	43,602
Loans charged-off	(185,890)	(117,874)	(22,642)
Recoveries of loans previously charged-off	3,193	1,310	2,218

Net charge-offs	(182,697)	(116,564)	(20,424)
Provision for loan losses	232,658	159,801	70,842

Balance, end of period	$187,218	137,257	94,020

     The following summarizes impaired loans (in thousands):

	As of December 31, 2009		As of December 31, 2008
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$249,477	70,485	174,710	41,192
Impaired loans without specific valuation allowances	196,018	—	138,548	—

Total	$445,495	70,485	313,258	41,192

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
     The Company continuously monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan becomes adversely classified and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in total impaired loans as of December 31, 2009 was $258.4 million of collateral dependent loans, of which $221.9 million were measured for impairment using current appraisals and $36.5 million were measured by adjusting appraisals to reflect changes in market conditions subsequent to the appraisal date. Appraised values were adjusted down by an aggregate amount of $12.1 million to reflect current market conditions on 13 loans due to property value declines since the last appraisal dates.
     As of December 31, 2009, impaired loans with specific valuation allowances had been previously charged down by $38.6 million and impaired loans without specific valuation allowances had been previously charged down by $34.1 million. As of December 31, 2008, impaired loans with specific valuation allowances had been previously charged down by $21.9 million and impaired loans without specific valuation allowances had been previously charged down by $29.5 million.
     The average gross recorded investment in impaired loans was $416.5 million, $192.8 million and $76.7 million during the years ended December 31, 2009, 2008 and 2007, respectively. BankAtlantic generally measures non-homogenous loans for impairment using the fair value of collateral less cost to sell method.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Contracted interest income	$22,417	14,276	15,042
Interest income recognized	(9,881)	(3,368)	(10,071)

Foregone interest income	$12,536	10,908	4,971

     Non-performing assets consist of non-accrual loans, non-accrual tax certificates, and real estate owned. Non-accrual loans are loans on which interest recognition has been suspended because of doubts regarding the borrower’s ability to repay principal or interest. Non-accrual tax certificates are tax deeds or certificates in which interest recognition has been suspended due to the aging of the certificate or deed.
Non-performing assets (in thousands):

	As of December 31,
	2009	2008	2007
Non-accrual — tax certificates	$2,161	1,441	2,094

Non-accrual — loans
Residential	76,401	34,734	8,678
Commercial real estate and business	230,827	241,274	165,818
Small business	9,338	4,644	877
Consumer	14,451	6,763	3,218

Total non-accrual loans	331,017	287,415	178,591
Real estate owned	46,467	19,045	17,216
Other repossessed assets	10	—	—

Total non-performing assets	$379,655	307,901	197,901

     Included in non-accrual loans at December 31, 2009 and 2008 were $45.7 million and $4.8 million, respectively, of troubled debt restructured loans. There were no troubled debt restructured loans included in non-accrual loans at December 31, 2007.
Other potential problem loans (in thousands):

	As of December 31,
	2009	2008	2007
Performing impaired loans	$6,150	—	—
Loans 90 days past due and still accruing	9,960	15,721	—
Troubled debt restructured	107,642	28,173	2,488

Total potential problem loans	$123,752	43,894	2,488

     Performing impaired loans represent loans where the Company anticipates collecting all of the principal and interest on the loans but where the timing of the payments may not be in accordance with the contractual terms of the loan agreement. Loans 90 days past due and still accruing are primarily loans that matured and are in the process of renewal, where the borrower continues to make payments under the matured loan agreement or the loan has sufficient collateral to prevent a loss to the Company. Troubled debt restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. The Company had commitments to lend $4.0 million of additional funds on non-performing and potential problem loans as of December 31, 2009.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Foreclosed asset activity in non-interest expense includes the following (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Real estate acquired in settlement of loans and tax certificates:
Operating expenses, net	$(1,355)	$(1,243)	$(243)
Impairment of REO	(4,124)	(1,465)	(7,299)
Net gains (losses) on sales	341	(124)	427

Net real estate owned activity	$(5,138)	$(2,832)	$(7,115)

7. Accrued Interest Receivable
     Accrued interest receivable consisted of (in thousands):

	December 31,
	2009	2008
Loans receivable	$15,166	$22,183
Tax certificates	15,709	16,140
Securities	1,404	3,494

Accrued interest receivable	$32,279	$41,817

8. Real Estate Held for Development and Sale
     Real estate held for development and sale consisted of the following (in thousands):

	As of December 31,
	2009	2008
Land and facilities held for sale	$7,259	8,077
Land and land development costs	6,435	10,306

Total real estate held for development and sale	$13,694	18,383

     (Loss) gains from sales of real estate held for development and sale were as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Sales of real estate	$—	11,887	1,977
Cost of sales on real estate	—	11,979	1,439

(Losses) gains on sales of real estate	$—	(92)	538

     Included in land and facilities held for sale is land BankAtlantic acquired for its store expansion program. In December 2007, BankAtlantic decided to sell this land and transferred the properties from properties held for use to land and facilities held for sale. BankAtlantic evaluates these properties quarterly for impairment and recognized $0.8 million, $2.8 million and $1.1 million of impairments included in restructuring charges and exit activities in the Company’s consolidated statements of operations during the years ended December 31, 2009, 2008 and 2007, respectively.
     Land and land development costs at December 31, 2009 and 2008 represents real estate inventory from a residential construction development acquired in 2002. The Company evaluates the underlying real estate inventory in the development for impairment periodically. During the years ended December 31, 2009, 2008 and 2007 the Company recorded $3.9 million, $1.2 million and $5.2 million, respectively, of impairments associated with declining fair values of residential real estate.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Investments in Unconsolidated Subsidiaries
     The Consolidated Statements of Financial Condition include the following amounts for investments in unconsolidated subsidiaries (in thousands):

	As of December 31,
	2009	2008
Statutory business trusts	$9,307	8,820
Investment in factoring joint venture	3,256	1,732

Total investments in unconsolidated subsidiaries	$12,563	10,552

     The Consolidated Statements of Operations include the following amounts for income from unconsolidated subsidiaries (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Equity in rental real estate joint venture earnings	$—	990	1,592
Equity in factoring joint venture earnings	479	518	246
Earnings in statutory business trusts	487	601	662

Income from unconsolidated subsidiaries	$966	2,109	2,500

     During the years ended December 31, 2008 and 2007, the Company invested in income producing real estate joint ventures. The business purpose of these joint ventures was to manage certain rental property with the intent to sell the property in the foreseeable future. In January 2008 and February 2007, the Company recorded a gain of approximately $1.0 million and $1.3 million associated with the sale of the underlying properties in joint ventures, respectively. During 2008, the Company liquidated all of its investments in rental real estate joint ventures.
     During the year ended December 31, 2007, the Company invested in a variable interest entity joint venture involved in the factoring of accounts receivable. While the Company owns 50% of the entity, it is not the primary beneficiary, and the maximum exposure to the Company from this investment is $5.0 million.
     The remaining investments in unconsolidated subsidiaries consisted of the Company’s investments in thirteen statutory business trusts that were formed solely to issue trust preferred securities.
     Dividends received from unconsolidated subsidiaries were $0.4 million, $0.6 million and $1.2 million for the years ended December 31, 2009, 2008 and 2007 respectively.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The statutory business trusts’ condensed combined statements of financial condition as of December 31, 2009 and 2008 and condensed combined statements of operations for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):

	As of December 31,
Statement of Financial Condition	2009	2008
Junior subordinated debentures	$308,334	294,195
Other assets	563	1,035

Total Assets	$308,897	295,230

Trust preferred securities	$299,027	285,375
Other liabilities	563	1,035

Total Liabilities	299,590	286,410

Common securities	9,307	8,820

Total Liabilities and Equity	$308,897	295,230

	For the Years Ended December 31,
Statement of Operations	2009	2008	2007
Interest income from junior subordinated debentures	$14,669	20,197	22,274
Interest expense	(14,182)	(19,596)	(21,612)

Net income	$487	601	662

10. Office Properties and Equipment
     Office properties and equipment was comprised of (in thousands):

	As of December 31,
	2009	2008
Land	$51,612	51,474
Buildings and improvements	155,669	154,913
Furniture and equipment	90,873	91,823

Total	298,154	298,210
Less accumulated depreciation	96,468	81,232

Office properties and equipment — net	$201,686	216,978

     Included in occupancy and equipment expense on the Company’s consolidated statement of operations was $18.2 million, $20.7 million and $19.8 million of depreciation expense for the years ended December 31, 2009, 2008 and 2007, respectively. Included in furniture and equipment at December 31, 2009 and 2008 was $2.6 million and $4.8 million, respectively, of unamortized software costs. Included in depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $2.4 million, $3.1 million and $3.0 million, respectively, of software cost amortization.
     During the year ended December 31, 2007, BankAtlantic exchanged branch facilities properties with unrelated third parties. The transactions were real estate for real estate exchanges with no cash payments received. The transactions were accounted for at the fair value of the branch facilities transferred and BankAtlantic recognized a $0.5 million gain in connection with the exchange.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Goodwill
     The Company recognized goodwill associated with the acquisition of financial institutions in prior periods. The change in goodwill by reporting unit is as follows (in thousands):

	Commercial	Community	Capital	Tax
	Lending	Banking	Services	Certificates	Investments	Total

Balance as of December 31, 2006	$30,977	17,307	13,081	4,662	4,462	70,489
Impairment recognized	—	—	—	—	—	—

Balance as of December 31, 2007	30,977	17,307	13,081	4,662	4,462	70,489
Impairment recognized	(30,977)	(17,307)	—	—	—	(48,284)

Balance as of December 31, 2008	—	—	13,081	4,662	4,462	22,205
Impairment recognized	—	—	—	(4,662)	(4,462)	(9,124)

Balance as of December 31, 2009	$—	—	13,081	—	—	13,081

     The Company tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. In response to deteriorating economic and real estate market conditions and the effects that the external environment had on BankAtlantic’s business units, BankAtlantic, in the first quarter of 2009, continued to reduce its asset balances and borrowings with a view toward improving its regulatory capital ratios and revised its projected operating results to reflect a smaller organization in subsequent periods. Additionally, BankAtlantic Bancorp’s market capitalization continued to decline as the average closing price of the Company’s Class A common stock on the New York Stock Exchange for the month of March 2009 was $1.57 compared to $4.23 for the month of December 2008, a decline of 63%. Management believed that the foregoing factors indicated that the fair value of its reporting units might have declined below their carrying amounts, and, accordingly, an interim goodwill impairment test was performed as of March 31, 2009.
     Based on the results of the interim goodwill impairment evaluation, the Company recorded an impairment charge of $9.1 million during the three months ended March 31, 2009. The entire amount of goodwill relating to the Company’s tax certificate ($4.7 million) and investment ($4.5 million) reporting units was determined to be impaired. Goodwill of $13.1 million associated with the Company’s capital services reporting unit was determined not to be impaired.
     Management performed its annual goodwill impairment test as of September 30, 2009 and determined that goodwill of $13.1 million associated with its capital services reporting unit was not impaired. If market conditions do not improve or deteriorate further, the Company may recognize additional goodwill impairment charges in future periods.
     Based on the results of the Company’s goodwill impairment evaluation during 2008, the Company recorded an impairment charge of $48.3 million. The entire amounts of goodwill, $31.0 million and $17.3 million, respectively, relating to the Company’s commercial lending and community banking reporting units were determined to be impaired. The goodwill impairment recognized during 2008 generally reflects the crisis in the financial services industry, the Company’s market capitalization declining significantly below its tangible book value and the effect that the continued deterioration in the general economy as well as the Florida real estate markets has had on the credit quality of the Company’s loan portfolio. The above trends resulted in a decline in the fair value of the Company’s reporting units resulting in the aforementioned goodwill impairment.
     The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such estimates, actual results could differ materially from such estimates.
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
12. Income Taxes
     The (benefit) provision for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Continuing operations	$(31,719)	32,489	(27,572)
Discontinued operations	—	—	(4,124)

Total (benefit) provision for income taxes	$(31,719)	32,489	(31,696)

Continuing operations:
Current:
Federal	$(31,719)	(2,880)	(4,251)
State	—	(1)	21

	(31,719)	(2,881)	(4,230)

Deferred:
Federal	—	28,657	(18,180)
State	—	6,713	(5,162)

	—	35,370	(23,342)

(Benefit) provision for income taxes	$(31,719)	32,489	(27,572)

     The Company’s actual (benefit) provision for income taxes from continuing operations differ from the Federal expected income tax provision as follows (in thousands):

	For the Years Ended December 31,
	2009		2008		2007

Income benefit provision at expected federal income tax rate of 35%	$(77,434)	(35.00)%	(65,364)	(35.00)	(20,154)	(35.00)
Increase (decrease) resulting from:
Tax -exempt income	(3)	(0.00)	(12)	(0.01)	(3,755)	(6.52)
Benefit for state taxes net of federal benefit	(8,295)	(3.75)	(6,462)	(3.46)	(3,342)	(5.80)
Tax credits	(148)	(0.07)	(242)	(0.13)	(856)	(1.49)
Goodwill impairment	3,193	1.44	16,899	9.05	—	—
Federal tax valuation allowance	33,442	15.12	72,054	38.58	—	—
State tax valuation allowance	17,102	7.73	15,719	8.42	856	1.49
Other — net	424	0.19	(103)	(0.05)	(321)	(0.56)

(Benefit) provision for income taxes	$(31,719)	(14.34)%	32,489	17.40	(27,572)	(47.88)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Deferred tax assets:
Allowance for loans, REO, tax certificate losses and write-downs, for financial statement purposes	$66,846	49,642	38,786
Federal and State NOL and tax credit carry-forward	68,631	37,572	7,116
Compensation expensed for books and deferred for tax purposes	194	779	410
Real estate held for development and sale capitalized costs for tax purposes in excess of amounts capitalized for financial statement purposes	492	278	342
Accumulated other comprehensive income	920	2,906	—
Share based compensation	1,770	1,345	1,078
Other	5,054	5,021	4,174

Total gross deferred tax assets	143,907	97,543	51,906
Less valuation allowance	(138,892)	(90,333)	(5,466)

Total deferred tax assets	5,015	7,210	46,440

Deferred tax Liabilities:
Deferred loan income	1,188	1,468	1,993
Accumulated other comprehensive income	—	—	3,304
Prepaid pension expense	1,852	2,625	2,530
Depreciation for tax greater than book	1,880	2,650	3,293
Other	95	467	3,254

Total gross deferred tax liabilities	5,015	7,210	14,374

Net deferred tax asset	—	—	32,066
Less net deferred tax asset at beginning of period	—	(32,066)	(30,004)
Reduction in deferred tax asset associated with Stifel Ryan Beck Merger	—	—	16,593
(Decrease) increase in accumulated other comprehensive income	—	(3,304)	4,200

(Provision) benefit for deferred income taxes	—	(35,370)	22,855
Benefit for deferred income taxes — discontinued operations	—	—	487

(Provision) benefit for deferred income taxes — continuing operations	$—	(35,370)	23,342

     Activity in the deferred tax valuation allowance was (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Balance, beginning of period	$90,333	5,466	4,610
Other comprehensive loss	(1,985)	(2,906)	—
Increase in State NOL	17,102	15,719	856
Increase in Federal NOL	33,442	72,054	—

Balance, end of period	$138,892	90,333	5,466

     The Company evaluates its deferred tax assets quarterly to determine if valuation allowances are required. In its evaluation, management considers taxable loss carry back availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances should be established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluation, a deferred tax valuation allowance of $138.9 million and $90.3 million was established against its net deferred tax assets as of December 31, 2009 and 2008, respectively. The Company’s deferred tax assets for which it has not established a valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences. The majority of the benefits of the Company’s net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income. The Company’s deferred tax asset valuation allowance would be reversed if and when it becomes

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
more likely than not that the Company will generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets. In November 2009, the “Workers, Homeownership, and Business Assistance Act of 2009” was enacted extending the net operating loss (“NOL”) carry-back period from two years to up to five years for the 2008 or the 2009 tax years. Included in the Company’s statement of financial condition in other assets was a $31.8 million receivable from the Department of the Treasury resulting from the Company electing to carry-back its 2009 taxable loss for five years.
     A valuation allowance of $5.4 million was established during the year ended December 31, 2007 as it was management’s assessment that certain State NOL carry-forwards included in the Company’s deferred tax assets may not be realized. The Company files separate State income tax returns in each state jurisdiction. Certain of the Company’s subsidiaries have incurred significant taxable losses for sustained periods. As a consequence, management believed that it was more likely than not that the State NOL carry forwards associated with these subsidiaries may not be realized.
     Included in the Company’s deferred tax assets as of December 31, 2009 was $136.9 million federal income tax NOL carry-forwards of which $69.6 million expire in 2028 and $67.3 million expire in 2029. The Company’s federal tax credit carry-forwards were $2.1 million at December 31, 2009 and expire from 2025 to 2029.
     The Company and its subsidiaries file a consolidated federal income tax return but separate state income tax returns. The Company’s state NOL carry-forwards were $521.2 million as of December 31, 2009 and expire from 2016 through 2029.
     The Company’s income tax returns for all years subsequent to the 2004 tax year are subject to examination. Various state jurisdiction tax years remain open to examination. The Company’s 2005, 2007 and 2008 federal income tax returns are currently under examination by the Internal Revenue Service. No other income tax filings are under examination by any other taxing authority.
     On January 1, 2007, the Company adopted the accounting guidance on uncertain income tax positions (“ASC 740”). As a result of the adoption of ASC 740, the Company decreased the liability for unrecognized tax benefits by $700,000 and increased the beginning balance of retained earnings by a corresponding amount. This cumulative-effect adjustment amount is the difference between the amount of tax benefits required to be recognized based on the application of the new accounting guidance and the amount of tax benefits recognized prior to the application of the new accounting guidance.
     A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period was as follows (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Balance as of beginning of period	$206	194	885
Cumulative effect adjustment upon adoption of ASC 740	—	—	(700)
Additions based on tax positions related to current year	—	—	194
Additions based on tax positions related to prior year	—	41	88
Reductions of tax positions for prior years	—	(29)	(273)

Balance as of end of period	$206	206	194

     The recognition of the unrecognized tax benefits would result in a 0%, 0.11% and 0.33% decrease in the Company’s effective tax rate for the years ended December 31, 2009, 2008 and 2007, respectively. Interest and penalties included in the amount of unrecognized tax benefits was $41,000, $41,000 and $0 at December 31, 2009, 2008 and 2007, respectively.
     Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2009, the Company had $21.5 million of excess allowance for bad debts for which no provision for income tax has been provided. If, in the future, this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $7.5 million would be owed.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. Deposits
     The weighted average nominal interest rate payable on deposit accounts at December 31, 2009 and 2008 was 0.95% and 1.41%, respectively. The stated rates and balances on deposits were (dollars in thousands):

	As of December 31,
	2009		2008
	Amount	Percent	Amount	Percent
Interest free checking	$827,580	20.85%	741,691	18.92
Insured money fund savings
0.68% at December 31, 2009	360,043	9.07	427,762	10.91
0.70% at December 31, 2008
NOW accounts
0.63% at December 31, 2009	1,409,138	35.50	992,762	25.33
0.50% at December 31, 2008
Savings accounts
0.33% at December 31, 2009	412,360	10.38	419,494	10.70
0.50% at December 31, 2008

Total non-certificate accounts	3,009,121	75.80	2,581,709	65.86

Certificate accounts:
Less than 2.00%	654,445	16.49	189,439	4.83
2.01% to 3.00%	211,590	5.33	145,188	3.70
3.01% to 4.00%	15,965	0.40	598,461	15.27
4.01% to 5.00%	51,699	1.30	337,885	8.62
5.01% to 6.00%	26,840	0.68	67,108	1.72
6.01% to 7.00%	20	—	6	—

Total certificate accounts	960,559	24.20	1,338,087	34.14

Total deposit accounts	$3,969,680	100.00%	3,919,796	100.00

     Interest expense by deposit category was (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Money fund savings and NOW accounts	$9,961	17,783	26,031
Savings accounts	1,612	4,994	12,559
Certificate accounts — below $100,000	16,184	21,195	25,512
Certificate accounts, $100,000 and above	14,470	20,856	21,002
Less early withdrawal penalty	(343)	(565)	(628)

Total	$41,884	64,263	84,476

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2009, the amounts of scheduled maturities of certificate accounts were (in thousands):

	For the Years Ended December 31,
Interest Rate	2010	2011	2012	2013	2014	Thereafter
0.00% to 2.00%	$611,768	39,243	1,922	132	1,380	—
2.01% to 3.00%	179,450	18,759	9,442	870	3,069	—
3.01% to 4.00%	6,431	3,084	2,389	2,744	1,314	3
4.01% to 5.00%	12,723	6,218	25,973	6,785	—	—
5.01% to 6.00%	25,440	916	484	—	—	—
6.01% and greater	20	—	—	—	—	—

Total	$835,832	68,220	40,210	10,531	5,763	3

     Time deposits of $100,000 and over had the following maturities (in thousands):

December 31,
2009
3 months or less	$164,422
4 to 6 months	105,211
7 to 12 months	115,156
More than 12 months	68,633

Total	$453,422

     Included in deposits at December 31, was (in thousands):

	2009	2008
Brokered deposits	$72,904	239,888
Public deposits	223,554	243,745

Total institutional deposits	$296,458	483,633

     As of December 31, 2009, BankAtlantic pledged securities available for sale against public deposits with a fair value of $41.5 million and established a letter of credit with the FHLB for $230 million securing public deposits.
14. Advances from Federal Home Loan Bank
     At December 31, 2009, BankAtlantic had $282.0 million of FHLB advances outstanding of which $280.0 million mature during the three months ending March 31, 2010 and $2.0 million mature in September 2010. These advances had a weighted average interest rate of 2.48% as of December 31, 2009. The average balance and average interest rate of FHLB advances outstanding during the year ended December 31, 2009 was $553.1 million and 2.99%, respectively. BankAtlantic also has a $252.1 million letter of credit outstanding with the FHLB securing deposits.
     BankAtlantic’s line of credit with the FHLB is limited to 40% of assets, subject to available collateral, with a maximum term of 10 years. At December 31, 2009, $811.4 million of 1-4 family residential loans, $52.4 million of commercial real estate loans and $218.4 million of consumer loans were pledged against FHLB advances. In addition, $48.8 million of FHLB stock is pledged as collateral for the letter of credit and outstanding FHLB advances. BankAtlantic’s available borrowings under the FHLB line of credit were $494.6 million as of December 31, 2009.
     During the year ended December 31, 2009, BankAtlantic incurred prepayment penalties of $7.5 million upon the repayment of $760 million of FHLB advances. During the year ended December 31, 2008, BankAtlantic incurred prepayment penalties of $1.6 million upon the repayment of $692 million of FHLB advances.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Securities Sold Under Agreements to Repurchase
     Securities sold under agreements to repurchase represent transactions where the Company sells a portion of its current investment portfolio (usually MBS’s and REMIC’s) at a negotiated rate and agrees to repurchase the same assets on a specified future date. The Company issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities available for sale. Customer repurchase agreements are not insured by the FDIC. At December 31, 2009 and 2008, the outstanding balances of customer repurchase agreements were $24.5 million and $46.1 million, respectively. There were no institutional repurchase agreements outstanding at December 31, 2009 and 2008. BankAtlantic had $169 million of securities that could be sold or pledged for additional repurchase agreement borrowings.
     The following table provides information on the agreements to repurchase (dollars in thousands):

	For the Years Ended December 31,
	2009		2008	2007
Maximum borrowing at any month-end within the period		$39,286	55,179	109,430
Average borrowing during the period		$30,732	63,529	73,848
Average interest cost during the period	%	0.12	2.23	4.88
Average interest cost at end of the period	%	0.12	0.12	3.46
     The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

				Weighted
		Estimated		Average
	Amortized	Fair	Repurchase	Interest
	Cost	Value	Balance	Rate

December 31, 2009 (1)
Mortgage-backed securities	$32,706	34,403	24,468	0.12%

December 31, 2008 (1)
Mortgage-backed securities	$46,689	47,896	46,084	0.12%

(1)	At December 31, 2009 and 2008, all securities were classified as available for sale and were recorded at fair value in the consolidated statements of financial condition.
     All repurchase agreements existing at December 31, 2009 matured and were repaid in January 2010. These securities were held by unrelated broker dealers.
16. Federal Funds Purchased and Treasury Borrowings
     BankAtlantic participated in federal funds lines of credit with other financial institutions, the treasury tax and loan program (“TTL”) with the Department of Treasury (the “Treasury”) and the term auction facilities program (“TAF”) and the discount window with the Federal Reserve Board. Under the Treasury program, the Treasury, at its option, can invest up to $4.3 million with BankAtlantic at the federal funds rate less 25 basis points.
     At December 31, 2009, BankAtlantic had pledged $94.1 million and $4.0 million of agency securities available for sale as collateral for the Federal Reserve discount window and the TTL program, respectively. At December 31, 2009, BankAtlantic had $2.8 million outstanding under the TTL program and had no borrowings outstanding under the federal funds purchased or discount window programs. At December 31, 2008, BankAtlantic had $236.0 million and $2.3 million of borrowings outstanding under the TAF and TTL programs, respectively, and no borrowings outstanding under the federal funds purchased or discount window programs.
     BankAtlantic’s available borrowings from lines of credit with other banking institutions, access to Treasury borrowings and the Federal Reserve discount window were $96.3 million as of December 31, 2009.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table provides information on federal funds purchased, TAF and TTL borrowings (dollars in thousands):

	As of December 31,
	2009		2008	2007
Ending balance		$2,803	238,339	108,975
Maximum outstanding at any month end within period		$301,891	238,339	175,000
Average amount outstanding during period		$58,865	78,125	115,334
Average cost during period	%	0.29	2.23	5.17
17. Notes, Bonds, Secured Borrowings and Junior Subordinated Debentures
     The Company had the following subordinated debentures and mortgage-backed bonds outstanding at December 31, 2009 and 2008 (in thousands):

	Issue	December 31,		Interest	Maturity
	Date	2009	2008	Rate	Date

BankAtlantic Borrowings
Subordinated debentures (1)	10/29/2002	$22,000	22,000	LIBOR + 3.45%	11/7/2012
Mortgage-Backed Bond	3/22/2002	697	864	(2)	9/30/2013

Total debentures and bonds		$22,697	22,864

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.

(2)	The bonds adjust semi-annually to the ten year treasury constant maturity rate minus 23 basis points.
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
     During the year ended December 31, 2008, the Company’s lender agreed to accept a $2.8 million payment for the retirement of $3.1 million in mortgage-backed bonds. Included in the Company’s statement of operations in cost associated with debt redemption is a $0.3 million gain from the early extinguishment of the mortgage-backed bond. The Company pledged $3.3 million of residential loans as collateral for the outstanding balance of the mortgage-back bond as of December 31, 2009.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company had the following junior subordinated debentures outstanding at December 31, 2009 and 2008 (in thousands):

						Beginning
						Optional
	Issue	As of December 31,		Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	2009	2008	Rate (1)	Date	Date

BBX Capital Trust Trust I(A)	6/26/2007	$26,436	25,774	LIBOR + 1.45%	9/15/2037	9/15/2012
BBX Capital Trust Trust II(A)	9/20/2007	5,290	5,155	LIBOR + 1.50	12/15/2037	12/15/2012
BBX Capital Trust Trust II	3/5/2002	62,097	57,088	Fixed 8.50	3/31/2032	3/31/2007
BBC Capital Trust III	6/26/2002	26,928	25,774	LIBOR + 3.45	6/26/2032	6/26/2007
BBC Capital Trust IV	9/26/2002	26,914	25,774	LIBOR + 3.40	9/26/2032	9/26/2007
BBC Capital Trust V	9/27/2002	10,766	10,310	LIBOR + 3.40	9/30/2032	9/27/2007
BBC Capital Trust VI	12/10/2002	16,125	15,450	LIBOR + 3.35	12/10/2032	12/10/2007
BBC Capital Trust VII	12/19/2002	26,874	25,774	LIBOR + 3.25	12/26/2032	12/19/2007
BBC Capital Trust VIII	12/19/2002	15,969	15,464	LIBOR + 3.35	1/7/2033	12/19/2007
BBC Capital Trust IX	12/19/2002	10,647	10,310	LIBOR + 3.35	1/7/2033	12/19/2007
BBC Capital Trust X	3/26/2003	53,694	51,548	LIBOR + 3.15	3/26/2033	3/26/2008
BBC Capital Trust XI	4/10/2003	10,637	10,310	LIBOR + 3.25	4/24/2033	4/24/2008
BBC Capital Trust XII	3/27/2003	15,957	15,464	LIBOR + 3.25	4/7/2033	4/7/2008
Total Junior Subordinated

Debentures (2)		$308,334	294,195

(1)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.

(2)	Included in the outstanding balances at December 31, 2009 was $14.1 million of deferred interest. Interest can be deferred for 20 consecutive quarters with the entire amount of deferred interest due at the end of the deferral period. The Company may end the deferral by paying all accrued and unpaid interest.
     Annual maturities of junior subordinated debentures and other debt outstanding at December 31, 2009 was as follows (in thousands):

Year Ending
December 31,	Amount
2010	$—
2011	—
2012	22,000
2013	13,175
2014	1,661
Thereafter	294,195

Total	$331,031

     At December 31, 2009 and 2008, $2.4 million and $3.3 million, respectively, of unamortized underwriting discounts and costs associated with the issuance of subordinated debentures and junior subordinated debentures were included in other assets in the Company’s consolidated statements of financial condition.
Junior Subordinated Debentures:
     The Company has formed thirteen statutory business trusts (“Trusts”) for the purpose of issuing Trust Preferred Securities (“trust preferred securities”) and investing the proceeds thereof in junior subordinated debentures of the Company. The trust preferred securities are fully and unconditionally guaranteed by the Company. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to the Company to purchase junior subordinated debentures from the Company. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears. Distributions on the trust preferred securities are cumulative and are based upon the liquidation value of the trust preferred security. The Company has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures. Beginning in February and March 2009 the Company notified the trustees of the junior subordinated debentures that it has elected to defer interest payments for the next regularly scheduled quarterly interest payment dates and the Company has continued to elect to defer interest payments for each succeeding quarterly interest payment date. The Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing, appropriate notices to each of the trustees, and make a decision each quarter as to whether to continue the deferral of interest. The Company currently expects to continue to defer interest payments on the junior subordinated debentures for the foreseeable future. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Company may end the deferral by paying all accrued and unpaid interest. Deferred interest on junior subordinated debentures was $14.1 million as of December 31, 2009 as the Company elected to defer interest during each quarter of 2009. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The Company has the right to redeem the junior subordinated debentures after five years from issuance and in some instances sooner. The redemption of the subordinated debentures is subject to the Company having received regulatory approval, if required under applicable capital guidelines or regulatory policies.
     During January 2010, BankAtlantic Bancorp commenced cash offers to purchase all outstanding trust preferred securities having an aggregate principal amount of approximately $285 million at a purchase price of $200 per $1,000 liquidation amount, or an aggregate of $57 million. During February 2010, the cash offer with respect to the approximate $55 million of publicly traded trust preferred securities expired without any such trust preferred securities being repurchased, while the expiration date for the offers relating to the remaining $230 million of trust preferred securities was extended until March 22, 2010. The Company’s ability to complete the offers to purchase $230 million of the Company’s trust preferred securities is subject to the completion of a financing transaction sufficient to pay the purchase price and the receipt of consents and tenders from Holders of the trusts preferred securities sufficient to approve the proposed amendments to the applicable indenture governing the note underlying the relevant series of trusts preferred securities. Accordingly, there is no assurance that the Company will repurchase any or a significant portion of the trust preferred securities.
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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Restructuring Charges, Impairments and Exit Activities
     The following provides the change in restructuring and exit activities liabilities at December 31, 2007, 2008 and 2009 (in thousands):

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability

Balance at January 1, 2007	—	—	—
Expenses incurred	2,527	1,016	3,543
Amounts paid or amortized	(2,425)	(26)	(2,451)

Balance at December, 31 2007	$102	990	1,092

Balance at January 1, 2008	102	990	1,092
Expenses incurred	2,171	2,385	4,556
Amounts paid or amortized	(2,102)	(1,913)	(4,015)

Balance at December, 31 2008	$171	1,462	1,633

Balance at January 1, 2009	171	1,462	1,633
Expenses incurred	2,024	2,479	4,503
Amounts paid or amortized	(2,185)	(260)	(2,445)

Balance at December, 31 2009	$10	3,681	3,691

     Included in the Company’s Consolidated Statement of Operations for the years ended December 31, 2009, 2008 and 2007 were the following restructuring charges, impairments and exit activities (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Asset impairment	$1,158	4,758	4,808
Employee termination costs	2,024	2,171	2,527
Lease termination, net	2,479	2,385	1,016
Reversal of deferred rent upon lease termination	(323)	(2,186)	—
Loss on central Florida branch sale	—	267	—

Total restructuring charges impairment and exit activities	$5,338	7,395	8,351

     In December 2007, BankAtlantic decided to sell certain properties that it acquired for its future store expansion program and to terminate or sublease certain back-office operating leases. As a consequence, BankAtlantic recorded a $1.5 million impairment charge for back-office facilities and land acquired for store expansion, incurred a $3.3 million impairment charge for engineering and architectural fees associated with obtaining permits for store sites, and recorded lease termination liabilities of $1.0 million associated with executed lease contracts. Sales prices or annual rental rates for similar properties were used to determine fair value.
     During the years ended December 31, 2009 and 2008, BankAtlantic incurred $1.2 million and $4.8 million of additional impairment charges for back-office facilities and land acquired for store expansion and recorded additional lease termination liabilities of $2.2 million and $0.2 million associated with executed lease contracts net of deferred rent reversals, respectively.
     In March 2007, the Company reduced its workforce by approximately 225 associates, or 8%. The reduction in the workforce impacted every operating segment and was completed on March 27, 2007. Included in the Company’s consolidated statement of operations for the year ended December 31, 2007 were $2.6 million of costs associated with one-time termination benefits. These benefits included $0.3 million of share-based compensation.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In April 2008, the Company reduced its workforce by approximately 6% primarily in the community banking and commercial lending business units and incurred $2.2 million of employee termination costs which was included in the Company’s consolidated statement of operations for the year ended December 31, 2008.
     In March 2009, the Company further reduced its workforce by approximately 7% impacting back office functions as well as our community banking and commercial lending business units. The Company incurred $2.0 million of employee termination costs which was included in the Company’s consolidated statement of operations for the year ended December 31, 2009.
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

19. Employee Benefit Plans
Defined Benefit Pension Plan:
     At December 31, 1998, the Company froze its defined benefit pension plan (the “Plan”). All participants in the Plan ceased accruing service benefits beyond that date and became vested. The Company is subject to future pension expense or income based on future actual plan returns and actuarial values of the Plan obligations to employees.
     The following tables set forth the Plan’s change in benefit obligation and change in plan assets at December 31, 2009 and 2008 (in thousands):

	As of December 31,
	2009	2008
Change in benefit obligation
Benefit obligation at the beginning of the year	$31,150	28,918
Interest cost	1,832	1,720
Actuarial loss (gains)	(510)	1,549
Benefits paid	(1,097)	(1,037)

Projected benefit obligation at end of year	31,375	31,150

Change in plan assets
Fair value of Plan assets at the beginning of year	17,921	29,104
Actual return on Plan assets	5,122	(10,146)
Employer contribution	—	—
Benefits paid	(1,097)	(1,037)

Fair value of Plan assets as of actuarial date	21,946	17,921

Funded status at end of year	$(9,429)	(13,229)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Included in the Company’s statement of financial condition in other liabilities as of December 31, 2009 and 2008 was $9.4 million and $13.2 million representing the under-funded pension plan amount as of that date.
     Amounts recognized in accumulated other comprehensive income consisted of (in thousands):

	As of December 31,
	2009	2008	2007
Net comprehensive loss	$13,929	19,690	3,915

     Other information about the pension plan is as follows (in thousands):

	As of December 31,
Other information	2009	2008
Projected benefit obligation	$31,375	31,150
Accumulated benefit obligation	31,375	31,150
Fair value of plan assets	21,946	17,921
     Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows (in thousands):

	For the Years Ended
	2009	2008	2007
Interest cost on projected benefit obligation	$1,832	1,719	1,656
Expected return on plan assets	(1,475)	(2,430)	(2,396)
Amortization of unrecognized net gains and losses	1,648	463	501

Net periodic pension (income) expense (1)	$2,005	(248)	(239)

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Change in accumulated benefit obligations	3,755	(13,415)	1,180
Change in deferred tax assets	—	(2,112)	(363)

Total recognized net periodic benefit cost and other comprehensive income	$5,760	(15,775)	578

(1)	The estimated net loss for the pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1.3 million.
     The actuarial assumptions used in accounting for the Plan were:

	For the Years Ended December 31,
	2009	2008	2007
Weighted average discount rate used to determine benefit obligation	6.00%	6.00	6.00
Weighted average discount rate used to to determine net periodic benefit cost	6.00%	6.00	5.75
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return	8.50%	8.50	8.50
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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Current participant data was used for the actuarial assumptions for each of the three years ended December 31, 2009. The Company did not make any contributions to the Plan during the years ended December 31, 2009, 2008 and 2007. The Company will be required to contribute $1.6 million to the Plan for the year ended December 31, 2010.
     The Plan’s investment policies and strategies are to invest in mutual funds that are rated with at least a 3-star rating awarded by Morningstar at the initial purchase. If a fund’s Morningstar rating falls below a 3-star rating after an initial purchase, it is closely monitored to ensure that its under-performance can be attributed to market conditions rather than fund management deficiencies. Fund manager changes or changes in fund objectives could be cause for replacement of any mutual fund. The Plan also maintains an aggressive growth investment category which includes investments in equity securities and mutual funds. Both public and private securities are eligible for this category of investment, but no more than 5% of total Plan assets at the time of the initial investment may be invested in any one company. Beyond the initial cost limitation (5% at time of purchase), there will be no limitation as to the percentage that any one investment can represent if it is achieved through growth. As a means to reduce negative market volatility, and to invoke a sell discipline for concentrated positions, the Plan has a strategy of selling call options against certain stock positions within the portfolio when considered timely. At December 31, 2009, 2.4% of the Plan’s assets were invested in the aggressive growth category.
     The Plan’s targeted asset allocation was 72% equity securities, 25% debt securities and 3% cash during the year ended December 31, 2009. A rebalancing of the portfolio takes place on a quarterly basis when there has been a 5% or greater change from the prevailing benchmark allocation.
     The fair values of the pension plan’s assets by asset category are as follows (in thousands):

Quoted Prices
In Active
Markets
for Identical
Assets
Asset Category	(Level 1)
Cash	$357
Mutual Funds: (1)
US Large Cap Growth	1,743
US Large Cap Value	950
US Large Cap Blend	2,203
US Mid-Cap Growth	686
US Mid-Cap Value	1,081
US Mid-Cap Blend	806
International Equity	3,124
Balanced	10,475
Common Stock (2)	521

Total pension assets	$21,946

(1)	The plan maintains diversified mutual funds in order to diversify risks and reduce volatility while achieving the targeted asset mix.

(2)	This category invests in aggressive growth common stocks.
     The pension assets were measured using the market valuation technique with level 1 input. Quoted market prices are available for identical securities for the mutual funds and common stock and all the pension assets trade in active markets.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following benefit payments are expected to be paid (in thousands):

Pension
Expected Future Service	Benefits
2010	$1,473
2011	1,494
2012	1,546
2013	1,632
2014	1,710
Years 2015-2019	10,029
Defined Contribution 401(k) Plan:
     The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Employee salary contribution limit (1)	$16.5	15.5	15.0
Percentage of salary limitation	%75	75	75
Total match contribution (2)	$771	2,551	2,930
Vesting of employer match	Immediate	Immediate	Immediate

(1)	For the years ended December 31, 2009, 2008 and 2007, employees over the age of 50 were entitled to contribute $22,000, $20,500 and $20,000, respectively.

(2)	The employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. The Company discontinued the employer match on April 1, 2009.
Profit Sharing Plan and 2008 Expense Reduction Initiative
     The Company established the Profit Sharing Stretch Plan for all employees of the Company and its subsidiaries. The profit sharing awards were paid in cash quarterly during the year ended December 31, 2007 and these awards were subject to achieving specific performance goals. During the year ended December 31, 2008, the Company replaced the profit sharing plan with the 2008 Expense Reduction Initiative for all non-executive employees of the Company and its subsidiaries. The awards were subject to achieving certain expense reduction targets. The 2008 Expense Reduction Initiative was discontinued during the year ended December 31, 2009. Included in employee compensation and benefits in the consolidated statement of operations during the years ended December 31, 2009, 2008 and 2007 was $0, $2.2 million and $2.0 million, respectively, of expenses associated with these plans.
20. Commitments and Contingencies
     The Company is a lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum future rentals under such leases, at December 31, 2009, for the periods shown are (in thousands):

Year Ending December 31,	Amount
2010	$8,492
2011	7,427
2012	6,693
2013	6,078
2014	4,749
Thereafter	59,273

Total	$92,712

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
	2009	2008	2007
Rental expense for premises and equipment	$12,124	$13,887	$13,591

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
     Financial instruments with off-balance sheet risk were (in thousands):

	December 31,
	2009	2008
Commitments to sell fixed rate residential loans	$23,255	$25,304
Commitments to originate loans held for sale	18,708	21,843
Commitments to originate loans held to maturity	43,842	16,553
Commitments to extend credit, including the undisbursed portion of loans in process	396,627	597,739
Standby letters of credit	13,573	20,558
Commercial lines of credit	74,841	66,954
     Commitments to extend credit are agreements to lend funds to a customer subject to conditions established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements at December 31, 2009. BankAtlantic has $45.7 million of commitments to extend credit at a fixed interest rate and $413.5 million of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $10.3 million at December 31, 2009. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $3.3 million at December 31, 2009. Those guarantees are primarily issued to support public and private borrowing arrangements and generally have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings. Included in other liabilities at December 31, 2009 was $5,000 of unearned guarantee fees. There were no obligations recorded in the financial statements associated with these guarantees.
     BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $25.9 million and $68.1 million at December 31, 2009 and 2008, respectively.
     As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2009 BankAtlantic was in compliance with this requirement, with an investment of approximately $48.8 million in stock of the FHLB of Atlanta. The FHLB suspended the purchase of its shares in February 2009 until economic conditions improve. The FHLB did not pay a dividend during the first six months of 2009.
     Pursuant to the Ryan Beck sale agreement, the Company agreed to indemnify Stifel and its affiliates against any claims of any third party losses attributable to disclosed or undisclosed liabilities that arise out of the conduct or activities of Ryan Beck prior to the Stifel acquisition of Ryan Beck. The indemnification of the third party losses is limited to those losses which individually exceed $100,000, and in the aggregate exceed $3 million with a $20 million limitation on the

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
indemnity. The indemnified losses include federal taxes and litigation claims. The indemnification period for claims asserted ended on August 31, 2009. Based on information provided by Stifel to date, management does not believe that it is obligated to indemnify Stifel under the Ryan Beck sales agreement, in any amounts greater than $0.5 million that the Company recognized in its consolidated statement of operations in discontinued operations.
     BankAtlantic has terminated various operating leases originally executed for store expansion or back-office facilities. In certain lease terminations, the landlord consents to the assignment of the lease to a third party; however, BankAtlantic remains secondarily liable for the lease obligation. As of December 31, 2009, BankAtlantic was secondarily liable for $10.7 million of lease payments associated with lease assignments. BankAtlantic uses the same credit policies in assigning these leases to third parties as it does in originating loans. BankAtlantic recognized a lease guarantee obligation upon the execution of the lease assignment and included in other liabilities at December 31, 2009 was $0.2 million of unamortized lease guarantee obligations.
     The FDIC is authorized to raise the deposit assessment rates in certain circumstances, which would affect savings institutions in all risk categories. The FDIC has exercised this authority several times in the past and could raise rates in the future. In April 2009, the FDIC raised its assessment rates based on the risk rating of each financial institution and in June 2009 the FDIC imposed a 5 basis point special assessment. In September 2009, the FDIC required financial institutions to prepay, on December 31, 2009, their estimated FDIC insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Included in the Company’s statement of operations for the year ended December 31, 2009 was a $2.4 million FDIC special assessment and included in other expense was FDIC insurance assessments of $8.6 million, $2.8 million and $0.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Included in other assets in the Company’s statement of financial condition as of December 31, 2009 were prepaid FDIC assessments of $31.3 million. Continued increases in deposit insurance premiums would have an adverse effect on our earnings.
     In the ordinary course of business, the Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel, has recognized legal reserves of $1.0 million and believes its results of operations or financial condition will not be materially impacted by the resolution of these matters. However, there is no assurance that the Company will not incur losses in excess of reserved amounts or in amounts that will be material to its results of operations or financial condition.
     In October 2007, the Company and current or former officers of the Company were named in a lawsuit which alleges that during the period of November 9, 2005 through October 25, 2007, the Company and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint seeks to assert claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified damages. The Company believes the claims to be without merit and intends to vigorously defend the actions.
     In December 2007, the Company, certain officers and Directors were named in a lawsuit which alleges that during the period of November 9, 2005 to present, the Company and the individual defendants violated the Employment Retirement Income Security Act (“ERISA”) by permitting company employees to choose to invest in the Company’s Class A common stock. The Complaint seeks to assert claims for breach of fiduciary duties, the duty to provide accurate information, the duty to avoid conflicts of interest under ERISA and seeks unspecified damages. The Company believes the claim to be without merit and intends to vigorously defend the action.
     In July 2008, the Company, certain officers and Directors were named in a lawsuit which alleges that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to the Company’s Commercial Real Estate Loan Portfolio. The Complaint further alleges that the Company’s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and seeks damages on behalf of the Company. The Company believes the claims to be without merit and intends to vigorously defend the actions.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In February 2009 a complaint was filed against BankAtlantic alleging that BankAtlantic breached its Personal Account Depositor’s Agreement by charging overdraft fees for certain debit card purchases when the customer allegedly had sufficient funds in her account at the time that the items were paid even though the account was overdrawn at the close of business. The Plaintiff seeks to establish a class comprised of all persons or entities with accounts that incurred these allegedly improper overdraft fees on debit card transactions in the previous 5 years. The Company believes the claims to be without merit and intends to vigorously defend the action
     In November 2009, a purported class action against BankAtlantic was filed alleging breach of contract, breach of duty of good faith and fair dealing, unjust enrichment, conversion, and usury. Each of these counts is related to BankAtlantic’s collection of overdraft fees. The Complaint alleges that BankAtlantic failed to adequately warn its customers about overdrafts, failed to give its customers the ability to opt out of an automatic overdraft protection program and improperly manipulated debit card transactions. The Plaintiffs seek to represent BankAtlantic customers in the State of Florida who were assessed overdraft fees. The Company believes the claims to be without merit and intends to vigorously defend the action.
     The Company has received a notice of investigation from the Securities and Exchange Commission, Miami Regional Office and subpoenas for information. The subpoenas request a broad range of documents relating to, among other matters, recent and pending litigation to which the Company is or was a party, certain of the Company’s non-performing, non-accrual and charged-off loans, the Company’s cost saving measures, BankAtlantic Bancorp’s recently formed asset workout subsidiary and any purchases or sales of the Company’s common stock by officers or directors of the Company. Various current and former employees have also received subpoenas for documents and testimony. The Company is fully cooperating with the SEC.
21. Regulatory Matters
     The Company is a unitary savings bank holding company subject to regulatory oversight and examination by the Office of Thrift Supervision (“OTS”), including normal supervision and reporting requirements. The Company is also subject to the reporting and other requirements of the Securities Exchange Act of 1934. In addition, BFC owns 17,333,428 shares of Class A common stock and 100% of Class B common stock which amounts to 37% of the Company’s outstanding common stock and 66% of the voting power of the Company’s common stock. BFC is subject to the same oversight by the OTS as discussed herein with respect to the Company.
     BankAtlantic’s deposits are insured by the FDIC for up to $250,000 for each insured account holder through December 31, 2013 and $100,000 thereafter, the maximum amount currently permitted by law. BankAtlantic has opted to insure its non-interest bearing and interest bearing deposits up to 50 basis points in an unlimited amount pursuant to the FDIC transaction account guarantee program. BankAtlantic is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet capital requirements can cause regulators to initiate certain mandatory and possibly additional discretionary actions that, if undertaken, could have a material adverse effect on the Company’s and BankAtlantic’s financial condition and results of operations. At December 31, 2009, BankAtlantic met all capital adequacy requirements to which it is subject and was considered a “well capitalized” institution.
     The ability of BankAtlantic to pay dividends or make other distributions to the Company in subsequent periods is subject to regulations and OTS approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic has an accumulated deficit during the prior two years, BankAtlantic is required to file an application to receive approval of the OTS in order to pay dividends to the Company. The OTS would likely not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice. The Company does not anticipate receiving dividends from BankAtlantic during the year ended December 31, 2010 or until economic conditions and the performance of BankAtlantic’s assets improve. During the years ended December 31, 2009, 2008 and 2007, BankAtlantic paid $0, $15 million and $20 million, respectively, of dividends to the Company.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     BankAtlantic’s actual capital amounts and ratios are presented in the table and are compared to the prompt corrective action (“PCA”) “well capitalized” and “adequately capitalized” ratios. The OTS at its discretion may require BankAtlantic to maintain ratios greater than the PCA standards (dollars in thousands):

			PCA Capital		PCA
	Actual		Adequacy		Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total risk-based capital	$422,724	12.56%	$269,173	8.00%	$336,466	10.00%
Tier I risk-based capital	$357,660	10.63%	$134,586	4.00%	$201,880	6.00%
Tangible capital	$357,660	7.58%	$70,814	1.50%	$70,814	1.50%
Core capital	$357,660	7.58%	$188,837	4.00%	$236,046	5.00%
As of December 31, 2008:
Total risk-based capital	$456,776	11.63%	$314,339	8.00%	$392,923	10.00%
Tier I risk-based capital	$385,006	9.80%	$157,169	4.00%	$235,754	6.00%
Tangible capital	$385,006	6.80%	$84,929	1.50%	$84,929	1.50%
Core capital	$385,006	6.80%	$226,478	4.00%	$283,098	5.00%
22. Restricted Stock, Common Stock and Common Stock Option Plans
Issuance and Redemption of Class A Common Stock
     During February 2010, the Company filed a shelf registration statement with the SEC pursuant to which the Company may issue up to $75 million of Class A common stock and/or other securities in the future. The Company may use the proceeds to purchase up to $230 million of its trust preferred securities to support BankAtlantic or for general corporate purposes. Management can give no assurance that this future offering will be consummated. This future offering will depend on market conditions and other factors beyond the Company’s control and the Company cannot predict or estimate the amount, timing or nature of this future offering.
     On August 28, 2009, the Company distributed to each record holder of its Class A common stock and Class B common stock as of August 24, 2009 non-transferable subscription rights to purchase 4.441 shares of its Class A common stock for each share of Class A and Class B common stock owned on that date. The subscription price was $2.00 per share and the Company completed the rights offering on September 29, 2009 and issued 37,980,936 shares of its Class A common stock to exercising shareholders. The net proceeds from this rights offering were $75.5 million, net of offering costs. The Company used the net proceeds to contribute $75 million of capital to BankAtlantic.
     During the years ended December 31, 2009, 2008 and 2007, the Company received net consideration of $0, $0.1 million and $2.4 million, respectively, from the exercise of stock options.
     On May 2, 2006, BankAtlantic Bancorp’s Board of Directors approved the repurchase of up to 1.2 million shares of its Class A common stock through open market or private transactions. During the year ended December 31, 2007, the Company repurchased and retired 1,088,060 of its Class A common stock for $53.8 million.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
BankAtlantic Bancorp Restricted Stock and Stock Option Plans:

	Stock Option Plans
	Maximum	Shares	Class of	Vesting	Type of
	Term	Authorized (3)	Stock	Requirements	Options (2)
1996 Stock Option Plan	10 years	449,219	Class A	5 Years (1)	ISO, NQ
1999 Stock Option Plan	10 years	172,500	Class A	(1)	ISO, NQ
2000 Non-qualifying Stock Option Plan	10 years	340,830	Class A	immediately	NQ
2001 Amended and Restated Stock Option Plan	10 years	783,778	Class A	5 Years (1)	ISO, NQ
2005 Restricted Stock and Option Plan (4)	10 years	9,375,000	Class A	5 Years (1)	ISO, NQ

(1)	Vesting is established by the Compensation Committee in connection with each grant of options or restricted stock. All directors’ stock options vest immediately.

(2)	ISO — Incentive Stock Option NQ — Non-qualifying Stock Option

(3)	During 2001, all shares remaining available for grant under all stock options plans except the 2001 stock option plan were canceled. During 2005, all shares remaining available for grant under the 2001 stock option plan were canceled.

(4)	The Plan provides that up to 9,375,000 shares of Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan. The Plan was amended by the Board of Directors in May 2009 increasing the allowable shares issued from 1,200,000 to 9,375,000.
     The following is a summary of the Company’s non-vested restricted Class A common share activity:

	Class A	Weighted
	Non-vested	Average
	Restricted	Grant date
	Common Stock	Fair Value
Outstanding at December 31, 2006	25,840	$43.95
Vested	(7,583)	48.93
Forfeited	—	—
Granted	12,432	42.18

Outstanding at December 31, 2007	30,689	42.01

Vested	(10,295)	33.77
Forfeited	—	—
Granted	5,455	9.70

Outstanding at December 31, 2008	25,849	38.47

Vested	(6,049)	26.56
Forfeited	—	—
Granted	—	—

Outstanding at December 31, 2009	19,800	$42.11

     As of December 31, 2009, approximately $0.4 million of total unrecognized compensation cost related to non-vested restricted stock compensation. The cost is expected to be recognized over a weighted-average period of approximately 1 year. The fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $19,000, $90,000, and $0.4 million, respectively.
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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company formulated its assumptions used in estimating the fair value of employee options granted subsequent to January 1, 2006 in accordance with guidance provided by the SEC. As part of this assessment, management determined that the historical volatility of the Company’s stock should be adjusted to reflect the spin-off of Levitt Corporation (“Levitt”) on December 31, 2003 because the Company’s historical volatility prior to the Levitt spin-off was not a good indicator of future volatility. Management reviewed the Company’s stock volatility subsequent to the Levitt spin-off along with the stock volatility of other companies in its peer group. Based on this information, management determined that the Company’s stock volatility was similar to its peer group subsequent to the Levitt spin-off. As a consequence, management estimates the Company’s stock volatility over the estimated life of the stock options granted using peer group experiences instead of the Company’s historical data for the years ended December 31, 2007. During the year ended December 31, 2008, the Company’s stock price exhibited higher volatility than its peer group. As a consequence, the Company began using its historical volatility as an indicator of future volatility. As part of its adoption of new accounting guidance on January 1, 2006, the Company examined its historical pattern of option exercises in an effort to determine if there were any patterns based on certain employee populations. From this analysis, the Company could not identify any employee population patterns in the exercise of its options. As such, the Company used the guidance of SAB 107 to determine the estimated term of options issued subsequent to the adoption of the new accounting guidance. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term + original contractual term)/2).
     The table below presents the weighted average assumptions used to value options granted to employees and directors. There were no options granted to employees or directors in 2009.

	Weighted Average
	2008	2007
Volatility	46.09%	29.44%
Expected dividends	1.03%	1.75%
Expected term (in years)	5.00	7.23
Risk-free rate	3.29%	4.92%
     The following is a summary of the Company’s Class A common stock option activity:

		Weighted	Weighted
	Class A	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)
Outstanding at December 31, 2006	1,047,782	56.45	6.4
Exercised	(88,227)	27.75
Forfeited	(75,486)	67.95
Expired	(15,820)	59.25
Granted	196,249	46.79

Outstanding at December 31, 2007	1,064,498	56.17	6.2
Exercised	(6,630)	15.60
Forfeited	(126,678)	74.81
Expired	(111,526)	30.50
Granted	75,954	9.70

Outstanding at December 31, 2008	895,618	53.09	5.8
Exercised	—	—
Forfeited	(38,337)	72.56
Expired	(77,062)	28.10
Granted	—	—

Outstanding at December 31, 2009	780,219	54.61	5.2	$—

Exercisable at December 31, 2009	446,915	43.46	4.1	$—

Available for grant at December 31, 2009	8,911,811

     The weighted average grant date fair value of options granted during the years 2008 and 2007 was $3.95 and $16.00,

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007, was $25,000 and $2.1 million, respectively. There were no options granted or exercised in 2009.
     Total unearned compensation cost related to the Company’s nonvested Class A common stock options was $2.1 million at December 31, 2009. The cost is expected to be recognized over a weighted average period of 1.7 years.
     Included in the Company’s statement of operations in compensation expense was $2.4 million, $1.8 million and $4.5 million of share-based compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively. The recognized tax benefit associated with the compensation expense was $0, $0, and $1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.
23. Discontinued Operations and Sale of Ryan Beck
     On February 28, 2007, the Company sold Ryan Beck to Stifel. Under the terms of the sales agreement, the Company and several employees of Ryan Beck who held options to acquire Ryan Beck common stock exchanged their entire interest in Ryan Beck common stock and options to acquire Ryan Beck common stock for an aggregate of 3,701,400 shares of Stifel common stock, cash of $2.7 million and five-year warrants to purchase an aggregate of 750,000 shares of Stifel common stock at an exercise price of $24.00 per share (the “Warrants”). Of the total Ryan Beck sales proceeds, the Company’s portion was 3,566,031 shares of Stifel common stock, cash of $2.6 million and Warrants to acquire an aggregate of 722,586 shares of Stifel common stock. The Company sold its entire investment in 3,566,031 shares of Stifel common stock and warrants to acquire 722,586 shares of Stifel common stock during the year ended December 31, 2008 and recognized a gain of $2.8 million.
     The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the Ryan Beck sale up to a maximum of $40.0 million and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceeded $25.0 million during each of the two twelve-month periods immediately following the Ryan Beck sale.
     Included in the Company’s consolidated statement of operations in discontinued operations during the years ended December 31, 2009 and 2008 was $4.2 and $16.6 million, respectively, of earn-out consideration. Ryan Beck’s investment banking revenues exceeded $25 million during the first twelve months subsequent to the sale and the Company received additional consideration of 55,016 shares of Stifel common stock valued at $1.7 million during the year ended December 31, 2008. The Company did not receive additional consideration associated with investment banking activities during the year ended December 31, 2009, as Ryan Beck’s investment banking revenues did not exceed $25 million. The Company recognized additional earn-out consideration of $4.2 million and $14.9 million as private client revenues exceeded the defined amounts as of December 31, 2009 and 2008, respectively. The additional consideration associated with the private client revenues was pursuant to the parties’ agreement to be payable by April 15, 2009 in cash or Stifel stock. However, during 2008, the Company and Stifel entered into an amendment to the merger agreement whereby Stifel agreed to prepay $10.0 million of the Ryan Beck private client group earn-out payment for a discounted payment of $9.6 million. The Company received 233,500 shares of Stifel common stock in consideration for the $9.6 million advance earn-out payment.
     The Stifel sales agreement also required the Company to indemnify Stifel for certain losses arising out of activities of Ryan Beck prior to the sale and asserted through August 31, 2009. The Company recognized in its consolidated statement of operations in discontinued operations $0.5 million of indemnification expenses.
     The Company sold 250,233 and 288,516 shares of Stifel common stock received in connection with the investment banking earn-out agreement and the private client earn-out advance payment during the year ended December 31, 2009 and 2008, respectively. Included in other assets in the Company’s statement of financial condition as of December 31, 2009 and 2008 was a $0 and $5.1 million, respectively, receivable from Stifel associated with the private client revenue earn-out payment.

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

     The loss from operations of Ryan Beck included in the consolidated statement of operations for the year ended December 31, 2007 in “Discontinued operations” was as follows (in thousands):

2007
Investment banking revenues	$37,836

Non-interest expenses
Employee compensation and benefits	27,532
Occupancy and equipment	2,984
Advertising and promotion	740
Transaction related costs (1)	14,263
Professional fees	1,106
Communications	2,255
Floor broker and clearing fees	1,162
Interest expense	985
Other	1,086

Total non-interest expenses	52,113

Loss from Ryan Beck discontinued operations before income taxes	(14,277)
Benefit for income taxes	(5,716)

Loss from Ryan Beck discontinued operations, net of tax	$(8,561)

(1)	Ryan Beck transaction related costs include $9.3 million of change in control payments, $3.5 million of one-time employee termination benefits and $1.5 million of share-based compensation.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
24. Earnings per Share
     The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2009, 2008 and 2007 (in thousands, except share data).

	For The Years Ended December 31,
	2009	2008		2007
		As	As	As	As
Basic loss		Adjusted	Reported	Adjusted	Reported
Numerator:
Continuing operations	$(189,520)	(219,244)	(219,244)	(30,012)	(30,012)
Discontinued operations	3,701	16,605	16,605	7,812	7,812

Net loss	$(185,819)	(202,639)	(202,639)	(22,200)	(22,200)

Denominator:
Basic weighted average number of common shares outstanding	23,624,713	15,079,396	11,225,580	15,581,909	11,632,313

Basic loss per share from:
Continuing operations	$(8.02)	(14.54)	(19.53)	(1.93)	(2.58)
Discontinued operations	0.15	1.10	1.48	0.51	0.67

Basic loss per share	$(7.87)	(13.44)	(18.05)	(1.42)	(1.91)

	For the Years Ended December 31,
	2009	2008		2007
		As	As	As	As
Diluted loss per share		Adjusted	Reported	Adjusted	Reported
Numerator:
Continuing operations	$(189,520)	(219,244)	(219,244)	(30,012)	(30,012)
Discontinued operations	3,701	16,605	16,605	7,812	7,812

Net loss income	(185,819)	(202,639)	(202,639)	(22,200)	(22,200)

Denominator:
Basic weighted average number of
common shares outstanding	23,624,713	15,079,396	11,225,580	15,581,909	11,632,313
Stock-based compensation	—		—		—

Diluted weighted average shares outstanding	23,624,713	15,079,396	11,225,580	15,581,909	11,632,313

Diluted loss per share from:
Continuing operations	$(8.02)	(14.54)	(19.53)	(1.93)	(2.58)
Discontinued operations	0.15	1.10	1.48	0.51	0.67

Diluted loss per share	$(7.87)	(13.44)	(18.05)	(1.42)	(1.91)

     Options to acquire 780,219, 868,165, and 1,064,497 shares of Class A common stock were anti-dilutive for the years ended December 31, 2009, 2008 and 2007, respectively.
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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
25. Fair Value Measurement
     Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three main valuation techniques to measuring the fair value of assets and liabilities: the market approach, the income approach and the cost approach. The accounting literature defines an input fair value hierarchy that has three broad levels and gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following tables present major categories of the Company’s assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant Other	Significant
	As of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$211,945	—	211,945	—
REMICS	107,347	—	107,347	—
Bonds	250	—	—	250
Equity securities	785	785	—	—

Total	$320,327	785	319,292	250

     The following tables present major categories of the Company’s assets measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant Other	Significant
	As of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$532,873	—	532,873	—
REMICS	166,351	—	166,351	—
Bonds	250	—	—	250
Equity securities	2,371	783	—	1,588

Total	$701,845	783	699,224	1,838

     There were no recurring liabilities measured at fair value in the Company’s financial statements as of December 31, 2009 and 2008 respectively.
     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009 (in thousands):

		Equity
	Bonds	Securities	Total
Beginning Balance	$250	1,588	1,838
Total gains and losses (realized/unrealized)
Included in earnings	—	(1,588)	(1,588)
Included in other comprehensive income	—	—	—
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance	$250	—	250

     The $1.6 million equity securities loss represents an other-than-temporary impairment associated with a decline in value related to an equity investment in an unrelated financial institution.

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

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2009 (in thousands):

	Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Total
Description	2009	(Level 1)	(Level 2)	(Level 3)	Impairments
Loans measured for impairment using the fair value of the collateral	$259,392	—	—	259,392	189,193
Impaired real estate owned	16,980	—	—	16,980	4,124
Impaired real estate held for sale	12,480	—	—	12,480	4,688

Impaired goodwill	—	—	—	—	9,124

Total	$288,852	—	—	288,852	207,129

     The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2008 (in thousands):

	Fair Value Measurements using
		Quoted prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	December 31,	Assets	Inputs	Inputs	Total
Description	2008	(Level 1)	(Level 2)	(Level 3)	Impairments
Loans measured for impairment using the fair value of the collateral	$209,012	—	—	209,012	103,193
Private equity investment	536			536	1,148

Total	$209,548	—	—	209,548	104,341

     There were no liabilities measured at fair value on a non-recurring basis in the Company’s financial statements during the years ended December 31, 2009 and 2008 respectively.
     Loans Measured For Impairment
     Impaired loans are generally valued based on the fair value of the underlying collateral. The Company primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and we may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, we use our judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the calculation of the fair value of the collateral uses Level 3 inputs. The Company generally uses third party broker price opinions or an automated valuation service to measure the fair value of the collateral for impaired homogenous loans in the establishment of specific reserves or charge-downs when these loans become 120 days delinquent. These third party valuations from real estate professionals use Level 3 inputs in the determination of the fair values.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Impaired Real Estate Owned and Real Estate Held for Sale
     Real estate is generally valued with the assistance of third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. However, the appraiser or brokers use professional judgment in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date when current appraisals are not available. As a consequence of using broker price opinions and adjustments to appraisals, the fair values of the properties use Level 3 inputs in the determination of fair value.
     Impaired Goodwill
     In determining the fair value of the reporting units in the test of goodwill for impairment, the Company used discounted cash flow valuation techniques. This method requires assumptions for expected cash flows and applicable discount rates. The aggregate fair value of all reporting units derived from the above valuation methodology was compared to the Company’s market capitalization adjusted for a control premium in order to determine the reasonableness of the financial model output. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. The Company used financial projections over a period of time considered necessary to achieve a steady state of cash flows for each reporting unit. The primary assumptions in the projections were anticipated loan, tax certificates and securities growth, interest rates and revenue growth. The discount rates were estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The estimated fair value of a reporting unit is highly sensitive to changes in the discount rate and terminal value assumptions and, accordingly, minor changes in these assumptions could impact significantly the fair value assigned to a reporting unit. Future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. As a result of the significant judgments used in determining the fair value of the reporting units, the fair values of the reporting units use Level 3 inputs in the determination of fair value.
     Private Equity Investment
     Private investment securities represented investments in limited partnerships that invest in equity securities based on proprietary investment strategies. The underlying equity investments in these limited partnerships are generally publicly traded equity securities and the fair values of these securities are obtained from the general partner. As the fair values of the underlying securities in the limited partnership were obtained from the general partner and the inputs used are proprietary to the limited partnership and not known to the Company, the fair value assigned to these investments is considered Level 3.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial Disclosures about Fair Value of Financial Instruments

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$234,797	234,797	158,957	158,957
Securities available for sale	320,327	320,327	701,845	701,845
Investment securities	1,500	1,500	2,036	2,503
Tax certificates	110,991	112,472	213,534	224,434
Federal home loan bank stock	48,751	48,751	54,607	54,607
Loans receivable including loans held for sale, net	3,694,326	3,392,681	4,326,651	3,959,563
Financial liabilities:
Deposits	3,969,680	3,971,702	3,919,796	3,919,810
Short term borrowings	27,271	27,271	284,423	284,474
Advances from FHLB	282,012	282,912	967,028	983,119
Subordinated debentures and notes payable	22,697	20,645	22,864	21,550
Junior subordinated debentures	308,334	74,943	294,195	142,086
     Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments and management has derived the fair value of the majority of these financial instruments using the income and market approach techniques with Level 3 unobservable inputs, there is no assurance that the Company would receive the estimated value upon sale or disposition of the asset. Management estimates used in its net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. The Company’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.
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
     As permitted by the accounting guidance, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is shown in the above table at book value. The fair value of certificates of deposit is based on an income approach with Level 3 inputs. The fair value is calculated by the discounted value of contractual cash flows with the discount rate estimated using current rates offered by BankAtlantic for similar remaining maturities.
     The fair value of short-term borrowings is calculated using the income approach with Level 2 inputs. The Company discounts contractual cash flows based on current interest rates. The carrying value of these borrowings approximates fair value as maturities are generally less than thirty days.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The fair value of FHLB advances was calculated using the income approach with Level 2 inputs. The fair value was based on discounted cash flows using rates offered for debt with comparable terms to maturity and issuer credit standing.
     The fair values of BankAtlantic’s subordinated debentures was based on discounted values of contractual cash flows at a market discount rate adjusted for non-performance risk.
     The fair value of BankAtlantic’s mortgage-backed bond for the year ended December 31, 2008 was based on a December 2008 trade with an unrelated financial institution. The fair value of BankAtlantic’s mortgage-backed bond for the year ended December 31, 2009 was based on discounted values of contractual cash flows at a market discount rate.
     The Company used NASDAQ price quotes available with respect to its $62.1 million of publicly traded trust preferred securities junior subordinated debentures (“public debentures”). However, $246.2 million of its outstanding debentures are not traded, but are held in pools and privately with no liquidity or readily determinable source for valuation (“private debentures”). Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at December 31, 2009, and as a practical expedient, management used the NASDAQ price quotes of the public debentures to value all of the outstanding junior subordinated debentures whether privately held or public traded.
     As of December 31, 2008, the Company obtained the fair value on $57.1 million of junior subordinated debentures from NASDAQ price quotes of the related trust preferred securities. The fair value of the Company’s remaining junior subordinated debentures was obtained using the income approach by discounting estimated cash flows at a market discount rate adjusted for non-performance risk.
     The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not significant. (See Note 20 for the contractual amounts of BankAtlantic’s financial instrument commitments).
Derivatives
     Commitments to originate residential loans held for sale and to sell residential loans are derivatives. The fair value of these derivatives was not included in the Company’s financial statements as the amount was not considered significant. These derivatives relate to a loan origination program with an independent mortgage company where the mortgage company purchases the originated loans from BankAtlantic generally within fourteen days after the funding date at a price negotiated quarterly for all loans sold during the quarter.
     Included in the proceeds received from the February 2007 sale of Ryan Beck to Stifel were warrants to acquire 722,586 shares of Stifel common stock at $24.00 per share. During the year ended December 31, 2008, all of the Stifel warrants were sold for a gain of $3.7 million. The Company received gross proceeds of $14.4 million from the sale of the warrants.
     Based on market conditions, BankAtlantic writes call options on recently purchased agency securities (“covered calls”). Included in the statement of operations in securities activities, net during the years ended December 31, 2008 and 2007 was covered call transaction gains of $0.4 million and $0, respectively. The Company had no call options outstanding as of December 31, 2009.
Concentration of Credit Risk
     BankAtlantic purchases residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of real estate value declines in the housing markets. Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans results in possible future increases in a borrower’s loan payments when the contractually required repayments change due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to meet the debt service on or repay the loan and lead to increased defaults and losses. At December 31, 2009, BankAtlantic’s residential loan portfolio included $776.2 million of interest-only loans, which represents 53.0% of the residential loan portfolio with 29% of the principal amount of these interest-only loans secured by collateral located in California. BankAtlantic has attempted to manage this credit risk by purchasing interest-only loans originated to borrowers that it believes to be credit worthy, with loan-to-value and total debt to income ratios at origination within agency guidelines.
     BankAtlantic has a high concentration of consumer home equity and commercial loans in the State of Florida. Real estate values and general economic conditions have significantly deteriorated from the origination dates of the loans. If the market conditions in Florida do not improve or deteriorate further, BankAtlantic may be exposed to significant credit losses in this portfolio.
26. Related Parties
     The Company, Woodbridge Holdings LLC (“Woodbridge”, the successor by merger to Woodbridge Holdings Corporation which was formerly Levitt Corporation) and Bluegreen Corp. (“Bluegreen”) may be deemed to be under common control. The controlling shareholder of the Company and Woodbridge is BFC Financial Corp. (“BFC”), and Woodbridge owns 52% of the outstanding common stock of Bluegreen. Shares of BFC’s capital stock representing a majority of the voting power are owned or controlled by the Company’s Chairman and Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and Woodbridge, and directors of Bluegreen. The Company, BFC, Woodbridge and Bluegreen share certain office premises and employee services, pursuant to the agreements described below.
     In March 2008, BankAtlantic entered into an agreement with Woodbridge to provide information technology support in exchange for monthly payments by Woodbridge to BankAtlantic of $10,000 and a one-time set-up charge of approximately $20,000. The information technology monthly payments were increased to $15,000 effective July 1, 2009. In May 2008, BankAtlantic entered into a lease agreement with BFC under which BFC pays BankAtlantic monthly rent of $24,490 for office space in BankAtlantic’s corporate headquarters. Effective April 2009, the monthly rent paid by BFC under this lease was increased to $25,357.
     The Company maintains service agreements with BFC pursuant to which BFC provides human resources, risk management and investor relations services to the Company. BFC is compensated for these services based on its cost.
     The table below shows the effect of service arrangements on the Company’s consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	For the Years Ended December 31,
	2009	2008	2007
Non-interest income:
Other – office facilities	$545	442	289
Non-interest expense:
Employee compensation benefits	(91)	(110)	(214)
Other – back-office support	(1,807)	(1,614)	(1,406)

Net effect of affiliate transactions before income taxes	$(1,353)	(1,282)	(1,331)

     The Company in prior periods issued options to acquire shares of the Company’s Class A common stock to employees of Woodbridge prior to the spin-off of Woodbridge to the Company’s shareholders on December 31, 2003. Additionally, employees of the Company have transferred to affiliate companies and the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees. The Company accounts for these options to former employees as employee stock options because these individuals were employees of the Company on the grant date. During the year ended December 31, 2007, former employees exercised 2,613 options to acquire Class A common stock at a weighted average exercise price of $42.80. There were no options exercised by former employees during the years ended December 31, 2009 and 2008.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Options outstanding to former employees consisted of the following as of December 31, 2009:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	45,476	$53.57
Options non-vested	6,181	$95.10
     During the year ended December 31, 2007, the Company issued to BFC employees that perform services for the Company options to acquire 9,800 shares of the Company’s Class A common stock at an exercise price of $46.90. These options vest in five years and expire ten years from the grant date. The Company recognizes service provider expense on options over the vesting period measured based on the option fair value at each reporting period. The Company recorded $50,000, $26,000 and $13,000 of service provider expense relating to these options for the years ended December 31, 2009, 2008 and 2007, respectively.
     BankAtlantic entered into securities sold under agreements to repurchase transactions with Woodbridge and BFC in the aggregate of $0 and $4.7 million as of December 31, 2009 and 2008, respectively. These transactions have the same general terms as BankAtlantic repurchase agreements with unaffiliated third parties. The Company recognized $0, $80,000 and $185,000 of interest expense in connection with the above repurchase transactions for the years ended December 31, 2009, 2008 and 2007, respectively.
     Additionally, Woodbridge and BFC had deposits at BankAtlantic totaling $20.9 million as of December 31, 2009. The Company recognized $39,000 of interest expense in connection with the above deposits. These deposits were on the same general terms as offered to unaffiliated third parties.
     As of December 31, 2009, Woodbridge had $7.7 million invested through the Certificate of Deposit Account Registry Service (“CDARS”) program at BankAtlantic. The CDARS program facilitates the placement of funds into certificates of deposit issued by other financial institutions in increments less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage. BankAtlantic received $28.4 million of deposits from other participating CDARS financial institutions’ customers in connection with this program, and these amounts are included in brokered deposits in the Company’s statement of financial condition.
     The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”). Prior to his retirement in 2006, Bruno DiGiulian, a director of the Company, was of counsel to Ruden, McClosky. Fees aggregating $55,000, $75,000, and $274,000 were paid by the Company to Ruden, McClosky during the years ended December 31, 2009, 2008 and 2007, respectively.
27. Segment Reporting
     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for segment reporting is based on internal reports utilized by management. Results of operations are reported through two reportable segments: BankAtlantic and Parent Company. BankAtlantic activities consist of retail banking services delivered through a network of 100 stores located in Florida. The Parent Company activities consist of equity and debt financings, capital management and acquisition related expenses. Additionally, effective March 31, 2008, a wholly-owned subsidiary of the Parent Company purchased non-performing loans from BankAtlantic. As a consequence, the Parent Company activities also include managing this portfolio of non-performing loans and related real estate owned.

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
     The Company evaluates segment performance based on segment net income after tax. The table below is segment information for income from continuing operations for each of the years in the three year period ended December 31, 2009 (in thousands):

			Adjusting and
		Parent	Elimination	Segment
	BankAtlantic	Company	Entries	Total
2009
Interest income	$223,048	573	(28)	223,593
Interest expense	(59,724)	(15,535)	28	(75,231)
(Provision) for loan losses	(214,244)	(18,414)	—	(232,658)
Non-interest income	129,292	1,564	(1,035)	129,821
Non-interest expense	(258,799)	(9,000)	1,035	(266,764)

Segments loss before income taxes	(180,427)	(40,812)	—	(221,239)
Benefit for income tax	31,719	—	—	31,719

Segment net loss	$(148,708)	(40,812)	—	(189,520)

Total assets	$4,755,122	456,860	(396,365)	4,815,617

Equity method investments included in total assets	$3,256	9,307	—	12,563

Goodwill	$13,081	—	—	13,081

Expenditures for segment assets	$3,731	—	—	3,731

Depreciation and amortization	$19,669	795	—	20,464

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Adjusting and
		Parent	Elimination	Segment
	BankAtlantic	Company	Entries	Total
2008
Interest income	$313,285	1,445	(214)	314,516
Interest expense	(119,637)	(21,262)	214	(140,685)
(Provision) for loan losses	(135,383)	(24,418)	—	(159,801)
Non-interest income	137,308	1,271	(1,015)	137,564
Non-interest expense	(330,623)	(8,741)	1,015	(338,349)

Segments loss before income taxes	(135,050)	(51,705)	—	(186,755)
(Provision) for income tax	(31,094)	(1,395)	—	(32,489)
Segment net loss	$(166,144)	(53,100)	—	(219,244)

Total assets	$5,713,690	542,478	(441,611)	5,814,557

Equity method investments included in total assets	$1,732	8,820	—	10,552

Goodwill	$22,205	—	—	22,205

Expenditures for segment assets	$11,483	—	—	11,483

Depreciation and amortization	$20,220	799	—	21,019

			Adjusting and
		Parent	Elimination	Segment
	BankAtlantic	Company	Entries	Total
2007
Interest income	$369,570	2,320	(257)	371,633
Interest expense	(170,060)	(23,054)	257	(192,857)
(Provision) for loan losses	(70,842)	—	—	(70,842)
Non-interest income	144,412	8,250	(830)	151,832
Non-interest expense	(313,898)	(4,282)	830	(317,350)

Segments profits and losses before income taxes	(40,818)	(16,766)	—	(57,584)
Benefit for income taxes	21,378	6,194	—	27,572

Segment net loss	$(19,440)	(10,572)	—	(30,012)

Total assets (1)	$6,161,962	758,372	(541,517)	6,378,817

Equity method investments included in total assets	$4,263	8,820	—	13,083

Goodwill	$70,490	—	—	70,490

Expenditures for segment assets	$63,992	—	299	64,291

Depreciation and amortization	$15,542	(784)	486	15,244

(1)	The adjusting and elimination entries include the assets, goodwill, depreciation and amortization of the Ryan Beck discontinued operations.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
28. Parent Company Financial Information
     Condensed statements of financial condition at December 31, 2009 and 2008 and condensed statements of operations for each of the years in the three year period ended December 31, 2009 are shown below (in thousands):

	December 31,
CONDENSED STATEMENTS OF FINANCIAL CONDITION	2009	2008
ASSETS
Cash deposited at BankAtlantic	$14,002	$26,652
Short term investments	—	10,464
Securities available for sale	5	1,595
Investment securities	1,500	2,036
Investment in BankAtlantic	378,901	414,714
Investment in other subsidiaries	44,629	70,009
Investment in unconsolidated subsidiaries	9,307	8,820
Other assets	4,738	8,188

Total assets	$453,082	$542,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to BankAtlantic	722	245
Junior subordinated debentures	308,334	294,195
Other liabilities	2,455	4,070

Total liabilities	311,511	298,510
Stockholders’ equity	141,571	243,968

Total liabilities and stockholders’ equity	$453,082	$542,478

	For the Years Ended December 31,
CONDENSED STATEMENTS OF OPERATIONS	2009	2008	2007
Dividends from BankAtlantic	$—	$15,000	$20,000
Interest income from related parties	28	215	256
Interest income on investments	193	969	2,063

Total interest income and dividends	221	16,184	22,319
Interest expense on debentures and other borrowings	15,535	21,262	23,053

Net interest expense	(15,314)	(5,078)	(734)

Securities activity, net	19	(356)	6,105
Income from unconsolidated subsidiaries	487	600	1,281
Service fees from subsidiaries and related parties	1,018	988	824

Total non-interest income	1,524	1,232	8,210

Employee compensation and benefits	5,036	3,046	2,421
Advertising and promotion	250	279	317
Professional fees	1,798	1,552	424
Other expenses	528	701	1,079

Total non-interest expense	7,612	5,578	4,241

Loss income from continuing operations before taxes	(21,402)	(9,424)	3,235
Income tax provision (benefit)	—	1,395	(6,194)

(Loss) income before undistributed earnings of subsidiaries	(21,402)	(10,819)	9,429
Equity in loss income from BankAtlantic	(148,708)	(181,144)	(39,441)
Equity in loss from other subsidiaries	(19,410)	(27,281)	—
Equity in subsidiaries’ discontinued operations, net of tax (benefit) of $0, $0 and ($4,124)	3,701	16,605	7,812

Net loss	$(185,819)	$(202,639)	$(22,200)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,
(In thousands)	2009	2008	2007
Operating activities:
Net loss	$(185,819)	(202,639)	(22,200)
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Equity in net undistributed equity of BankAtlantic and other subsidiaries	167,631	208,425	48,001
Net gains on sale of Ryan Beck Holdings, Inc.	—	—	(16,373)
Stifel stock received as earn-out consideration pursuant to the Ryan Beck sales agreement	(8,589)	(11,309)	—
Cumulative effect adjustment	—	—	700
Share-based compensation expense	362	585	1,084
Tax benefits from share-based compensation	—	—	(1,265)
Impairments of investment securities	1,588	4,560	3,316
Deferred interest on junior subordinated debentures	14,139	—	—
Deferred tax valuation allowance	—	12,496	—
Amortization and accretion, net	793	824	762
Gains on securities activities	(1,607)	(4,204)	(6,105)
(Decrease) increase in other liabilities	(1,615)	2,220	(5,931)
Changes in due from BankAtlantic	477	161	761
Increase in deferred tax asset	—	(11,101)	(2,575)
Increase in other assets	4,677	10,373	(5,746)

Net cash (used in) provided by operating activities	(7,963)	10,391	(5,571)

Investing activities:
Distribution from unconsolidated subsidiaries	—	—	4,081
Investments in unconsolidated subsidiaries, net	—	—	(885)
Investments in consolidated subsidiaries	(105,000)	(162,290)	—
Distributions from consolidated subsidiaries	5,970	—	—
Purchase of securities	—	(1,854)	(29,660)
Proceeds from sales of securities	8,710	182,448	55,252
Net proceeds from the sale of Ryan Beck Holdings, Inc.	—	—	2,628

Net cash (used in) provided by investing activities	(90,320)	18,304	31,416

Financing activities:
Issuance of common stock	75,451	103	2,449
Proceeds from the issuance of junior subordinated Debentures	—	—	30,929
Purchase and retirement of Class A common stock	—	—	(53,769)
Common stock dividends paid	(282)	(844)	(7,439)
Excess tax benefits from share-based compensation	—	—	1,265

Net cash provided by (used in) financing activities	75,169	(741)	(26,565)

(Decrease) increase in cash and cash equivalents	(23,114)	27,954	(720)
Cash and cash equivalents at beginning of period	37,116	9,162	9,883

Cash and cash equivalents at end of period	$14,002	37,116	9,162

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		(Continued)
	For the Years Ended December 31
(In thousands)	2009	2008	2007
Cash paid for:
Interest	$1,027	$21,271	$22,971
Supplementary disclosure of non-cash investing and financing activities:
Securities sold pending settlement	2,018	—	—
Increase (decrease) in stockholders’ equity from other comprehensive income	5,860	(13,704)	7,096
29. Selected Quarterly Results (Unaudited)
     The following tables summarize the Company’s quarterly results of operations for the years ended December 31, 2009 and 2008 (in thousands except share and per share data).

	First	Second	Third	Fourth	For the
2009	Quarter	Quarter	Quarter	Quarter	Year Ended

Interest income	$62,609	57,180	53,748	50,056	223,593
Interest expense	24,861	20,908	15,896	13,566	75,231

Net interest income	37,748	36,272	37,852	36,490	148,362
Provision for loan losses	44,277	43,494	63,586	81,301	232,658

Net interest income after provision for loan losses	(6,529)	(7,222)	(25,734)	(44,811)	(84,296)

(Loss) before taxes	(46,611)	(38,356)	(52,086)	(84,186)	(221,239)

(Loss) from continuing operations	(46,611)	(38,356)	(52,089)	(52,464)	(189,520)
Discontinued operations	4,201	—	(500)	—	3,701

Net loss	$(42,410)	(38,356)	(52,589)	(52,464)	(185,819)

Basic (loss) per share from continuing operations	$(3.09)	(2.54)	(3.45)	(1.07)	(8.02)
Basic earnings per share from discontinued operations	0.28	—	(0.03)	—	0.15

Basic (loss) per share	$(2.81)	(2.54)	(3.48)	(1.07)	(7.87)

Diluted (loss) per share from continuing operations	$(3.09)	(2.54)	(3.45)	(1.07)	(8.02)
Diluted earnings (loss) per share from discontinued operations	0.28	—	(0.03)	—	0.15

Diluted (loss) per share	$(2.81)	(2.54)	(3.48)	(1.07)	(7.87)

Basic weighted average number of common shares outstanding	15,089,994	15,093,007	15,096,420	49,220,267	23,624,713

Diluted weighted average number of common shares outstanding	15,089,994	15,093,007	15,096,420	49,220,267	23,624,713

     The first quarter of 2009 was unfavorably impacted by a $44.3 million provision for loan losses, a $9.1 million goodwill impairment and $1.9 million of severance cost due to a workforce reduction. The first quarter provision for loan losses primarily related to charge-offs and loan loss reserves associated with consumer, residential and commercial real estate loan portfolios.
     The second quarter of 2009 was unfavorably impacted by a $43.5 million provision for loan losses and a $2.4 million FDIC special assessment levied.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the third quarter of 2009 the Company recognized provisions for loan losses of $63.6 million primarily resulting from increased charge-offs and economic factors impacting the allowance for loan losses. Also included in the third quarter results were $4.8 million of securities gains and $5.4 million of costs associated with debt redemptions.
     During the fourth quarter of 2009 the Company’s provision for loan losses increased to $81.3 million primarily due to commercial real estate charge-offs and increased allowance for commercial real estate loan losses. The fourth quarter was also unfavorably impacted by $7.7 million of impairments associated with real estate owned, real estate held for sale and unfavorable lease contracts.

	First	Second	Third	Fourth	For the
2008	Quarter	Quarter	Quarter	Quarter	Year Ended

Interest income	$83,732	78,487	81,184	71,113	314,516
Interest expense	41,101	32,886	34,767	31,931	140,685

Net interest income	42,631	45,601	46,417	39,182	173,831
Provision for loan losses	42,888	47,247	31,214	38,452	159,801

Net interest income after provision for loan losses	(257)	(1,646)	15,203	730	14,030

(Loss) before taxes	(39,651)	(31,509)	(18,251)	(97,344)	(186,755)

(Loss) from continuing operations	(24,564)	(19,363)	(10,982)	(164,335)	(219,244)
Discontinued operations	1,121	—	4,919	10,565	16,605

Net loss	$(23,443)	(19,363)	(6,063)	(153,770)	(202,639)

AS REPORTED:
Basic (loss) per share from continuing operations	$(2.19)	(1.73)	(0.98)	(14.63)	(19.53)
Basic earnings per share from discontinued operations	0.10	—	0.44	0.94	1.48

Basic (loss) per share	$(2.09)	(1.73)	(0.54)	(13.69)	(18.05)

Diluted (loss) per share from continuing operations	$(2.19)	(1.73)	(0.98)	(14.63)	(19.53)
Diluted earnings per share from discontinued operations	0.10	—	0.44	0.94	1.48

Diluted (loss) per share	$(2.09)	(1.73)	(0.54)	(13.69)	(18.05)

Basic weighted average number of common shares outstanding	11,219,318	11,223,495	11,228,081	11,231,394	11,225,580

Diluted weighted average number of common shares outstanding	11,219,318	11,223,495	11,228,081	11,231,394	11,225,580

AS ADJUSTED:
Basic (loss) per share from continuing operations	$(1.63)	(1.28)	(0.73)	(10.89)	(14.54)
Basic earnings per share from discontinued operations	0.07	—	0.33	0.70	1.10

Basic (loss) per share	$(1.56)	(1.28)	(0.40)	(10.19)	(13.44)

Diluted (loss) per share from continuing operations	$(1.63)	(1.28)	(0.73)	(10.89)	(14.54)
Diluted earnings per share from discontinued operations	0.07	—	0.33	0.70	1.10

Diluted (loss) per share	$(1.56)	(1.28)	(0.40)	(10.19)	(13.44)

Basic weighted average number of common shares outstanding	15,071,643	15,076,815	15,082,493	15,086,595	15,079,396

Diluted weighted average number of common shares outstanding	15,071,643	15,076,815	15,082,493	15,086,595	15,079,396

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
     The first quarter of 2008 was unfavorably impacted by a $42.9 million provision for loan losses and $6.6 million of losses associated with Stifel equity securities. The first quarter provision for loan losses reflected $40.6 million in commercial loan charge-offs concentrated in the commercial residential development real estate loan categories as well as an increase in our allowance for home equity loan losses reflecting increased delinquency trends in this portfolio.
     The second quarter of 2008 was unfavorably impacted by a $47.2 million provision loan losses and $6.0 million of restructuring and impairment charges. The second quarter provision for loan losses reflected continued commercial residential real estate loan charge-offs and higher allowances for consumer home equity loans. The restructuring and impairment charges primarily resulted from exit costs associated with the consolidation of back-office facilities and impairments on real estate held for sale.
     The third quarter of 2008 was unfavorably impacted by a $31.2 million provision for loan losses reflecting continued decline in residential real estate values.
     During the fourth quarter of 2008, the Company recognized goodwill impairment of $48.3 million and an $81.3 million deferred tax valuation allowance was established. Real estate values and the general economy continued to deteriorate resulting in a $38.5 million provision for loan losses.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     We have established disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2009, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control Over Financial Reporting
     Management’s Report on Internal Control Over Financial Reporting is included in Item 8 immediately preceding Report of Independent Registered Certified Public Accounting Firm, which includes an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
     None.

PART III
     Other than information regarding our equity compensation plans, which has been included as part of Item 5 of Part II of this Form 10-K and is incorporated into Item 12 of this Part III by reference thereto, the information required by Items 10 through 14 will be provided by incorporating the information required under such items by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Form 10-K or, alternatively, by amendment to this Form 10-K under cover of 10-K/A no later than the end of such 120 day period.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed as Part of this Report:
(1)	Financial Statements

The following consolidated financial statements of BankAtlantic Bancorp, Inc. and its subsidiaries are included herein under Part II, Item 8 of this Form 10-K.
Report of Independent Registered Certified Public Accounting Firm of PricewaterhouseCoopers LLP dated March 19, 2010.
Consolidated Statements of Financial Condition as of December 31, 2009 and 2008.
Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2009.
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2009.
Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2009.
Notes to Consolidated Financial Statements.
(2)	Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

(3)	Exhibits

     The following exhibits are either filed as a part of this Form 10-K or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit
Number	Description	Reference

3.1	Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001.

3.2	Articles of Amendment to the Restated Articles of Incorporation, effective May 20, 2008	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on May 5, 2008.

3.3	Articles of Amendment to the Restated Articles of Incorporation, effective September 24, 2008	Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C, filed on September 4, 2008.

3.4	Articles of Amendment to the Restated Articles of Incorporation, effective September 26, 2008	Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed on September 26, 2008.

3.5	Articles of Amendment to the Restated Articles of Incorporation, effective May 19, 2009	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2009.

3.6	Amended and Restated Bylaws	Amendment No. 1 to Form 10-K for the year ended December 31, 2007, filed on April 29, 2008.

10.1	Amendments to Stock Option Plans*	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2003 filed on November 14, 2003.

10.2	2005 Restricted Stock and Option Plan	Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2009.

10.4	2004 Restricted Stock Incentive Plan	Appendix A to the Registrant’s Definitive Proxy Statement filed on April 12, 2004.

10.5	1998 Ryan Beck Stock Option Plan*	Appendix A, Exhibit B to the Registrant’s Registration statement on Form S-4 filed on May 26, 1998 (Registration No. 333-53107.)

10.6	BankAtlantic Bancorp 2000 Non-qualified Stock Option Plan	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.7	BankAtlantic Bancorp 1996 Stock Option Plan*	Appendix A to the Registrant’s Definitive Proxy Statement filed on April 25, 1996.

10.8	BankAtlantic Bancorp 1998 Stock Option Plan*	Appendix A to the Registrant’s Definitive Proxy Statement filed on March 16, 1998.

10.12	BankAtlantic Bancorp 1999 Stock Option Plan*	Appendix C to the Registrant’s Definitive Proxy Statement filed on June 22, 1999.

10.13	BankAtlantic Bancorp 1999 Non-qualified Stock Option Plan*	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.18	Employment agreement of Lloyd B. DeVaux	Form 10-K for the year ended December 31, 2001 filed on March 30, 2002.

10.19 (a)	BankAtlantic Split Dollar Life Insurance Plan	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.19 (b)	BankAtlantic Split Dollar Life Insurance Plan Agreement with Alan B. Levan	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.19 (c)	Corrective amendment to BankAtlantic Split Dollar Life Insurance Plan Agreement	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.

10.20	Indenture for the Registrant’s 8.50% Junior Subordinated Debentures due 2027 held by BBC Capital Trust II	Exhibit 4.4 to the Registrant’s form S-3A, filed on October 24, 2001 (Registration 333-71594 and 333-71594-01.)

10.21	Amended and Restated Trust Agreement of BBC Capital Trust II	Exhibit 4.9 to the Registrant’s Registration Statement From S-3A, filed on October 27, 2001 (Registration Nos. 333-71594 and 333-71594-01).

10.22	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust III	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.

Exhibit
Number	Description	Reference

10.23	Indenture for the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures held by BBC Capital Trust III	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.

10.24	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust IV	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

10.25	Indenture for the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 held by BBC Capital Statutory Trust IV	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

10.26	Amended and Restated Trust Agreement of BBC Capital Trust V	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

10.27	Indenture for the Registrant’s Floating Rate Junior Subordinated Notes due 2032 held by BBC Capital Trust V	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

10.28	Indenture for the Company’s Floating Rate Junior Subordinated Notes due 2032 held by BBC Capital Trust VI	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.29	Amended and Restated Trust Agreement of BBC Capital Trust VI	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.30	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 held by BBC Capital Statutory Trust VII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.31	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust VII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.32	Indenture for the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 held by BBC Capital Trust VIII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.33	Amended and Restated Declaration of Trust of BBC Capital Trust VIII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.34	Indenture for the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 held by BBC Capital Trust IX	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.35	Amended and Restated Declaration of Trust of BBC Capital Trust IX	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.36	Indenture for BankAtlantic’s Floating Rate Subordinated Debt Securities due 2012	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.37	Amendment to the BankAtlantic Bancorp, Inc. 1999 Stock Option Plan	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

10.38	Amended and Restated BankAtlantic Bancorp 2001 Option Plan*	Appendix B to the Registrant’s Definitive Proxy Statement filed on April 18, 2002.

10.39	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust X	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.40	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust X	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.41	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust XI	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.42	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust XI	Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.43	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust XII	Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

Exhibit
Number	Description	Reference

10.44	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust XII	Exhibit 10.6 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.

10.46	Non-employee Director Compensation Plan for 2005	Exhibit 10.1 to the Registrant’s Form 8-K Filed on May 23, 2005.

10.52	Agreement and Plan of Merger between Stifel Financial Corp and BankAtlantic Bancorp, Inc.	Exhibit 10.5 to the Registrant’s Form 8-K filed on January 12, 2007.

10.54	Amendment to Agreement and Plan of Merger between Stifel Financial Corp and BankAtlantic Bancorp, Inc.	Exhibit 10. 1 to the Registrant’s current report on Form 8-K/A dated August 14, 2008 filed on August 20, 2008.

21.1	Subsidiaries of the Registrant.	Filed with this Report.

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report.

*Compensatory Plan

SIGNATURES
     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
BankAtlantic Bancorp, Inc.

March 19, 2010	By:	/s/Alan B. Levan
Alan B. Levan, Chairman of the Board,
and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Alan B. Levan Alan B. Levan	Chairman of the Board and Chief Executive Officer	3/19/2010

/s/John E Abdo John E. Abdo	Vice Chairman of the Board	3/19/2010

/s/Valerie C. Toalson Valerie C. Toalson	Executive Vice President and Chief Financial Officer	3/19/2010

/s/Steven M. Coldren Steven M. Coldren	Director	3/19/2010

/s/Mary E. Ginestra Mary E. Ginestra	Director	3/19/2010

/s/Bruno L. Di Giulian Bruno L. Di Giulian	Director	3/19/2010

/s/Charlie C. Winningham, II Charlie C. Winningham, II	Director	3/19/2010

/s/Jarett S. Levan Jarett S. Levan	Director and President	3/19/2010

/s/D. Keith Cobb D. Keith Cobb	Director	3/19/2010

/s/Willis N. Holcombe Willis N. Holcombe	Director	3/19/2010

/s/David A. Lieberman David A. Lieberman	Director	3/19/2010