Form 10-K/A
period 2009-12-31
BANKATLANTIC BANCORP INC
filed 2010-03-23
CIK 921768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
(Amendment No. 1)

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
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒
     The aggregate market value of the voting common equity held by non-affiliates was $28.7 million, computed by reference to the closing price of the registrant’s Class A Common Stock on June 30, 2009. The registrant does not have any non-voting common equity.
     The number of shares of the registrant’s Class A Common Stock outstanding on March 11, 2010 was 48,264,842. The number of shares of the registrant’s Class B Common Stock outstanding on March 11, 2010 was 975,225.
     Portions of the registrant’s Definitive Proxy Statement relating to its 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

BankAtlantic Bancorp, Inc.
Form 10-K/A
(Amendment No. 1)
Explanatory Note
     This amendment to our Annual Report on Form 10-K for the year ended December 31, 2009, as originally filed with the Securities and Exchange Commission on March 19, 2010, has been filed solely to include a corrected Consent of PricewaterhouseCoopers LLP, Exhibit 23.1, accurately reflecting the date of their Report of Independent Registered Public Accounting Firm as March 19, 2010. No other revisions are being made to our financial statements or any other disclosures contained in our Form 10-K as originally filed. This Form 10-K/A speaks as of the original filing date of our Form 10-K and does not reflect events that may have occurred subsequent to the original filing date. Accordingly, this amendment should be read in conjunction with our original Annual Report on Form 10-K filed on March 19, 2010.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(b)	Exhibit Listing
     The following exhibits are filed as part of this report:

Exhibit		Method of
Number	Description	Filing
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
31.3	Certification Pursuant to Section 302 of Sarbanes-Oxley Act— Alan B. Levan	Filed herewith
31.4	Certification Pursuant to Section 302 of Sarbanes-Oxley Act— Valerie C. Toalson	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Act of 1934, the following persons in the capacities and on the dates indicated have signed this Annual Report on Form 10-K/A.

BankAtlantic Bancorp, Inc.
March 23, 2010	By:	/s/Alan B. Levan
Alan B. Levan, Chairman of the Board,
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alan B. Levan Alan B. Levan	Chairman of the Board and Chief Executive Officer	3/23/2010
/s/ John E Abdo John E. Abdo	Vice Chairman of the Board	3/23/2010
/s/ Valerie C. Toalson Valerie C. Toalson	Executive Vice President and Chief Financial Officer	3/23/2010
/s/ Steven M. Coldren Steven M. Coldren	Director	3/23/2010
/s/ Mary E. Ginestra Mary E. Ginestra	Director	3/23/2010
/s/ Bruno L. Di Giulian Bruno L. Di Giulian	Director	3/23/2010
/s/ Charlie C. Winningham, II Charlie C. Winningham, II	Director	3/23/2010
/s/ Jarett S. Levan Jarett S. Levan	Director and President	3/23/2010
/s/ D. Keith Cobb D. Keith Cobb	Director	3/23/2010
/s/ Willis N. Holcombe Willis N. Holcombe	Director	3/23/2010
/s/ David A. Lieberman David A. Lieberman	Director	3/23/2010

Index to Exhibits (Item 15(b))

Number	Description
23.1	Consent of PricewaterhouseCoopers LLP
31.3	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Alan B. Levan
31.4	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Valerie C. Toalson

4