Form 10-Q
period 2010-03-31
BANKATLANTIC BANCORP INC
filed 2010-05-14
CIK 921768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Outstanding at May 11, 2010
Class A Common Stock, par value $0.01 per share	49,939,842
Class B Common Stock, par value $0.01 per share	975,225

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

	March 31,	December 31,
(In thousands, except share data)	2010	2009
ASSETS
Cash and due from depository institutions	$443,976	234,297
Short-term investments	500	500
Securities available for sale, at fair value	243,785	320,327
Investment securities, at cost	1,500	1,500
Tax certificates, net of allowance of $7,341 and $6,781	88,438	110,991
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	48,751	48,751
Loans held for sale	5,030	4,547
Loans receivable, net of allowance for loan losses of $177,597 and $187,218	3,510,511	3,689,779
Accrued interest receivable	29,756	32,279
Real estate held for development and sale	14,462	13,694
Real estate owned and other repossessed assets	51,365	46,477
Investments in unconsolidated companies	9,496	12,563
Office properties and equipment, net	197,693	201,686
Goodwill	13,081	13,081
Other assets	89,857	85,145

Total assets	$4,748,201	4,815,617

LIABILITIES AND EQUITY
Liabilities:
Deposits
Interest bearing deposits	$3,146,456	3,142,100
Non-interest bearing deposits	900,984	827,580

Total deposits	4,047,440	3,969,680

Advances from FHLB	152,008	282,012
Securities sold under agreements to repurchase	24,674	24,468
Short-term borrowings	2,628	2,803
Subordinated debentures and mortgage-backed bonds	22,000	22,697
Junior subordinated debentures	311,707	308,334
Other liabilities	68,133	64,052

Total liabilities	4,628,590	4,674,046

Commitments and contingencies
Equity:
BankAtlantic Bancorp’s stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $.01 par value, authorized 125,000,000 shares; issued and outstanding 48,245,042 and 48,245,042 shares	499	483
Class B common stock, $.01 par value, authorized 9,000,000 shares; issued and outstanding 975,225 and 975,225 shares	10	10
Additional paid-in capital	297,025	296,438
Accumulated deficit	(174,163)	(153,434)

Total equity before accumulated other comprehensive loss	123,371	143,497
Accumulated other comprehensive loss	(4,141)	(1,926)

Total BankAtlantic Bancorp equity	119,230	141,571
Noncontrolling interest	381	—

Total equity	119,611	141,571

Total liabilities and equity	$4,748,201	4,815,617

See Notes to Consolidated Financial Statements -Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except share and per share data)	For the Three Months
	Ended March 31,
	2010	2009
Interest income:
Interest and fees on loans	$41,150	49,678
Interest and dividends on securities	3,798	8,738
Interest on tax certificates	2,356	4,193

Total interest income	47,304	62,609

Interest expense:
Interest on deposits	7,057	12,987
Interest on advances from FHLB	958	7,164
Interest on short term borrowings	8	172
Interest on subordinated debentures and bonds payable	3,791	4,538

Total interest expense	11,814	24,861

Net interest income	35,490	37,748
Provision for loan losses	30,755	44,277

Net interest income (loss) after provision for loan losses	4,735	(6,529)

Non-interest income:
Service charges on deposits	15,048	18,685
Other service charges and fees	7,378	7,025
Securities activities, net	3,138	4,440
Other	3,384	2,959

Total non-interest income	28,948	33,109

Non-interest expense:
Employee compensation and benefits	25,378	28,806
Occupancy and equipment	13,582	14,911
Advertising and promotion	1,944	2,832
Check losses	432	844
Professional fees	2,887	3,326
Supplies and postage	998	1,004
Telecommunication	534	698
Cost associated with debt redemption	7	591
Provision for tax certificates	733	1,486
Restructuring charges, impairments and exit activities	143	1,875
Impairment of goodwill		9,124
Other	7,476	7,694

Total non-interest expense	54,114	73,191

Loss from continuing operations before income taxes	(20,431)	(46,611)
Provision for income taxes	90	—

Loss from continuing operations	(20,521)	(46,611)
Discontinued operations	—	4,201

Net loss	(20,521)	(42,410)
Less: net income attributable to noncontrolling interest	(208)	—

Net loss attributable to BankAtlantic Bancorp	$(20,729)	(42,410)

Basic loss per share
Continuing operations	$(0.42)	(3.09)
Discontinued operations	—	0.28

Basic loss per share	$(0.42)	(2.81)

Diluted loss per share
Continuing operations	$(0.42)	(3.09)
Discontinued operations	—	0.28

Diluted loss per share	$(0.42)	(2.81)

Basic weighted average number of common shares outstanding	49,220,267	15,089,994

Diluted weighted average number of common and common equivalent shares outstanding	49,220,267	15,089,994

See Notes to Consolidated Financial Statements -Unaudited

BankAtlantic Bancorp, Inc.
BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2009 and 2010-Unaudited

						Accumulated
					(Accumulated	Other
	Compre-			Additional	Deficit)	Compre-	BankAtlantic	Non-
	hensive		Common	Paid-in	Retained	hensive	Bancorp	Controlling	Total
(In thousands)	Income		Stock	Capital	Earnings	Income (loss)	Equity	Interest	Equity
BALANCE, DECEMBER 31, 2008	$		113	218,974	32,667	(7,786)	243,968	—	243,968
Net loss		(42,410)	—	—	(42,410)	—	(42,410)	—	(42,410)
Net unrealized gains on securities available for sale		5,036	—	—	—	5,036	5,036	—	5,036

Comprehensive loss		$(37,374)						—	—

Dividends on Class A common stock			—	—	(257)	—	(257)	—	(257)
Dividends on Class B common stock			—	—	(25)	—	(25)	—	(25)
Share based compensation expense			—	703	—	—	703	—	703

BALANCE, MARCH 31, 2009	$		113	219,677	(10,025)	(2,750)	207,015	—	207,015

BALANCE, DECEMBER 31, 2009	$		493	296,438	(153,434)	(1,926)	141,571	—	141,571
Net loss		(20,729)	—	—	(20,729)	—	(20,729)	208	(20,521)
Net unrealized losses on securities available for sale		(2,215)	—	—	—	(2,215)	(2,215)	—	(2,215)

Comprehensive loss		$(22,944)

Cumulative effect of change in accounting principle			—	—	—	—	—	307	307
Non-controlling interest distributions			—	—	—	—	—	(134)	(134)
Issuance of Class A common stock			—	65	—	—	65	—	65
Share based compensation expense			16	522	—	—	538	—	538

BALANCE, MARCH 31, 2010	$		509	297,025	(174,163)	(4,141)	119,230	381	119,611

See Notes to Consolidated Financial Statements -Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands)	2010	2009
Net cash provided by operating activities	$17,368	5,124

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	25,686	43,528
Purchase of investment securities and tax certificates	(3,919)	(4,531)
Purchase of securities available for sale	(500)	—
Proceeds from sales of securities available for sale	46,907	162,170
Proceeds from maturities of securities available for sale	30,938	37,561
Purchases of FHLB stock	—	(2,295)
Redemption of FHLB stock	—	8,151
Investments in unconsolidated companies	—	(461)
Distributions from unconsolidated companies	—	85
Net decrease in loans	118,217	69,773
Proceeds from the sales of loans receivable	26,421	—
Improvements to real estate owned	(779)	—
Proceeds from sales of real estate owned	3,269	602
Net additions to office properties and equipment	(945)	(669)

Net cash provided by investing activities	245,295	313,914

Financing activities:
Net increase in deposits	77,760	128,618
Net repayments from FHLB advances	(130,000)	(150,591)
Increase (decrease) in short-term borrowings	31	(185,813)
Repayment of bonds payable	(45)	(45)
Prepayments of bonds payable	(661)	—
Proceeds from issuance of Class A common stock	65	—
Noncontrolling interest distributions	(134)	—
Common stock dividends	—	(282)

Net cash used in financing activities	(52,984)	(208,113)

Increase in cash and cash equivalents	209,679	110,925
Cash and cash equivalents at the beginning of period	234,797	158,957

Cash and cash equivalents at end of period	$444,476	269,882

(Continued)
See Notes to Consolidated Financial Statements -Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands)	2010	2009
Cash paid for:
Interest on borrowings and deposits	$9,167	26,890
Income taxes paid	—	—
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to REO	7,503	3,388
Long-lived assets held-for-use transferred to assets held for sale	1,919	—
Long-lived assets held-for-sale transferred to assets held for use	1,239	—
The change in assets and liabilities as of January 1, 2010 upon the consolidation of a factoring joint venture:
Increase in loans receivable	(3,214)	—
Decrease in investment in unconsolidated subsidiaries	3,256	—
Increase in other assets	(367)	—
Increase in other liabilities	18	—
Increase in noncontrolling interest	307	—
See Notes to Consolidated Financial Statements -Unaudited

BankAtlantic Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
1. Presentation of Interim Financial Statements
     BankAtlantic Bancorp, Inc. (the “Company”) is a unitary savings bank holding company organized under the laws of the State of Florida. The Company’s principal asset is its investment in BankAtlantic and its subsidiaries. The Company has two reportable segments, BankAtlantic and the Parent Company. On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. Under the terms of the Ryan Beck sales agreement, the Company received additional consideration based on Ryan Beck revenues following the closing of the sale. Included in the Company’s consolidated statement of operations in discontinued operations for the three months ended March 31, 2009 was $4.2 million of earn-out consideration.
     BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida.
     All significant inter-company balances and transactions have been eliminated in consolidation.
     In management’s opinion, the accompanying consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of the Company’s consolidated financial condition at March 31, 2010 and December 31, 2009, the consolidated results of operations for the three months ended March 31, 2010 and 2009, and the consolidated stockholders’ equity and comprehensive income and cash flows for the three months ended March 31, 2010 and 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2010. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2010. A joint venture that conducts a factoring business was presented under the equity method of accounting in our March 31, 2009 financial statements. This joint venture was consolidated in our March 31, 2010 financial statements upon the implementation of new accounting guidance effective January 1, 2010 (see note 13).
     BankAtlantic Bancorp, Inc.’s consolidated financial statements have been prepared on a going concern basis, which reflects the realization of assets and the repayments of liabilities in the normal course of business. Both the Parent Company and BankAtlantic actively manage liquidity and cash flow needs. The Parent Company had cash of $5.1 million as of March 31, 2010, does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013; however, based on current interest rates, accrued and unpaid interest of approximately $72.3 million would be due in December 2013 if interest is deferred until that date. The Parent Company’s operating expenses for the three months ended March 31, 2010 and 2009 were $1.6 million and $1.7 million, respectively, and its non-interest income was $0.5 million and $0.5 million, respectively. Included in other assets of the Parent Company was a $5.2 million receivable from the sale of a non-performing loan. The cash was received from the sale of this loan in April 2010. BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and the availability of borrowings under its lines of credit and Treasury and Federal Reserve lending programs. As of March 31, 2010, BankAtlantic had $444 million of cash and approximately $802 million of available unused borrowings, consisting of $644 million of unused FHLB line of credit capacity, $73 million of unpledged securities, and $85 million of available borrowing capacity at the Federal Reserve. However, such available borrowings are subject to periodic reviews and may be terminated, suspended or reduced at any time. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may reduce the amounts it is able to borrow or make terms of the borrowings and deposits less favorable. As a result, there is a risk that the cost of funds will increase or that the availability of funding sources may decrease.
     The substantial uncertainties throughout the Florida and national economies and U.S. banking industry coupled with current market conditions have adversely affected BankAtlantic Bancorp’s and BankAtlantic’s results. As of March 31, 2010, BankAtlantic’s capital was in excess of all regulatory “well capitalized” levels. However, the Office of Thrift Supervision (“OTS”), at its discretion, can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements based on its view of the risk profile of the specific institution. BankAtlantic’s

BankAtlantic Bancorp, Inc. and Subsidiaries
communications with the OTS include providing information on an ad-hoc, one-time or regular basis related to areas of regulatory oversight and bank operations. As part of such communications, BankAtlantic has provided to its regulators forecasts, strategic business plans and other information relating to anticipated asset balances, asset quality, capital levels, expenses, anticipated earnings, levels of brokered deposits and liquidity, and has indicated that BankAtlantic has no plans to pay dividends to the Parent Company. If higher capital requirements are imposed by its regulators, BankAtlantic could be required to raise additional capital. If BankAtlantic is required to raise additional capital, there is no assurance that the Parent Company or BankAtlantic would be successful in raising the additional capital on favorable terms or at all. Although BankAtlantic Bancorp and BankAtlantic have experienced operating losses since June 2007, BankAtlantic maintains capital at “well capitalized” levels and the Parent Company believes that it maintains sufficient liquidity to fund operations at least through March 31, 2011. However, if unanticipated market factors emerge and/or the Company is unable to execute its plans or if BankAtlantic or the Company requires capital and the Company is unable to raise capital, it could have a material adverse impact on the Company’s business, results of operations and financial condition.
2. Fair Value Measurement
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

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following table presents major categories of the Company’s assets measured at fair value on a recurring basis (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant Other	Significant
	As of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Available for sale securities:
Mortgage-backed securities	$152,594	—	152,594	—
REMICS (1)	89,648	—	89,648	—
Bonds	250	—	—	250
Equity securities	1,293	1,293	—	—

Total	$243,785	1,293	242,242	250

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant Other	Significant
	As of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Available for sale securities:
Mortgage-backed securities	$211,945	—	211,945	—
REMICS (1)	107,347	—	107,347	—
Bonds	250	—	—	250
Equity securities	785	785	—	—

Total	$320,327	785	319,292	250

(1)	Real estate mortgage investment conduits are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities were guaranteed by government agencies.
     There were no recurring liabilities measured at fair value in the Company’s financial statements as of March 31, 2010 and December 31, 2009 respectively.
     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 (in thousands):

Bonds
Beginning Balance	$250
Total gains and losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Ending balance	$250

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 (in thousands):

		Equity
	Bonds	Securities	Total
Beginning Balance	$250	1,588	1,838
Total gains and losses (realized/unrealized)
Included in earnings	—	(336)	(336)
Included in other comprehensive income	—	—	—
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance	$250	1,252	1,502

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
     The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2010 (in thousands):

	Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant	Total
	As of	for Identical	Other Observable	Unobservable	Impairments
	March 31,	Assets	Inputs	Inputs	For the Three
Description	2010	(Level 1)	(Level 2)	(Level 3)	Months Ended

Loans measured for impairment using the fair value of the collateral	$189,832	—	—	189,832	21,581
Impaired real estate owned	665	—	—	665	143

Total	$190,497	—	—	190,497	21,724

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2009 (in thousands):

	Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant	Total
	As of	for Identical	Other Observable	Unobservable	Impairments
	March 31,	Assets	Inputs	Inputs	For the Three
Description	2009	(Level 1)	(Level 2)	(Level 3)	Months Ended

Loans measured for impairment using the fair value of the collateral	$36,208	—	—	36,208	9,860
Impaired real estate owned	1,590	—	—	1,590	211
Impaired goodwill	—	—	—	—	9,124

Total	$37,798	—	—	37,798	19,195

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
     Impaired Real Estate Owned
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
     Impaired Goodwill
     In determining the fair value of the Company’s reporting units in the test of goodwill for impairment, the Company uses discounted cash flow valuation techniques. This method requires assumptions for expected cash flows and applicable discount rates. The aggregate fair value of all reporting units derived from the above valuation methodology is compared to the Company’s market capitalization adjusted for a control premium in order to determine the reasonableness of the financial model output. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. The Company uses financial projections over a period of time considered necessary to achieve a steady state of cash flows for each reporting unit. The primary assumptions in the projections include anticipated growth in loan, tax certificates, securities, interest rates and revenue. The discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The estimated fair value of a reporting unit is highly sensitive to changes in the discount rate and terminal value assumptions and, accordingly, minor

BankAtlantic Bancorp, Inc. and Subsidiaries
changes in these assumptions could significantly impact the fair value assigned to a reporting unit. Future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. As a result of the significant judgments used in determining the fair value of the reporting units, the fair values of the reporting units use Level 3 inputs in the determination of fair value.
     Goodwill of $13.1 million associated with the Company’s capital services reporting unit was determined not to be impaired and is included on the Company’s statement of financial condition as of March 31, 2010 and December 31, 2009. The capital services goodwill was tested for potential impairment on September 30, 2009 (our annual testing date). There were no events that occurred since the annual testing date that the Company believes would more likely than not reduce the carrying value of our capital services reporting unit below its fair value.
Financial Disclosures about Fair Value of Financial Instruments

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$444,476	444,476	234,797	234,797
Securities available for sale	243,785	243,785	320,327	320,327
Investment securities	1,500	1,500	1,500	1,500
Tax certificates	88,438	90,130	110,991	112,472
Federal Home Loan Bank stock	48,751	48,751	48,751	48,751
Loans receivable including loans held for sale, net	3,515,541	3,234,061	3,694,326	3,392,681
Financial liabilities:
Deposits	4,047,440	4,048,977	3,969,680	3,971,702
Short term borrowings	27,302	27,302	27,271	27,271
Advances from FHLB	152,008	152,009	282,012	282,912
Subordinated debentures and notes payable	22,000	20,971	22,697	20,645
Junior subordinated debentures	311,707	94,920	308,334	74,943
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

BankAtlantic Bancorp, Inc. and Subsidiaries
     We consider the fair value of FHLB stock to be its carrying amount.
     As permitted by applicable accounting guidance, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is shown in the above table equal to book value. The fair value of certificates of deposit is based on an income approach with Level 3 inputs. The fair value is calculated by the discounted value of contractual cash flows with the discount rate estimated using current rates offered by BankAtlantic for similar remaining maturities.
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
     The fair value of BankAtlantic’s mortgage-backed bond as of December 31, 2009 was based on discounted values of contractual cash flows at a market discount rate. The mortgage-backed bonds were retired during the three months ended March 31, 2010 resulting in a $7,000 loss.
     In determining the fair value of all of the Company’s junior subordinated debentures, the Company used NASDAQ price quotes available with respect to its $63.4 million of publicly traded trust preferred securities related to its junior subordinated debentures (“public debentures”). However, $248.3 million of the outstanding trust preferred securities related to its junior subordinated debentures are not traded, but are privately held in pools and with no liquidity or readily determinable source for valuation (“private debentures”). We have deferred the payment of interest with respect to all of our junior subordinated debentures as permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at March 31, 2010 and December 31, 2009, and as a practical expedient, management used the NASDAQ price quotes of the public debentures to value all of the outstanding junior subordinated debentures whether privately held or public traded.
     The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not considered significant. (See Note 11 for the contractual amounts of BankAtlantic’s financial instrument commitments.)
3. Securities Available for Sale
     The following tables summarize securities available for sale (in thousands):

	As of March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$145,943	6,651	—	152,594
Real estate mortgage investment conduits (1)	86,544	3,104	—	89,648

Total	232,487	9,755	—	242,242

Investment Securities:
Other bonds	250	—	—	250
Equity securities	1,260	37	4	1,293

Total investment securities	1,510	37	4	1,543

Total	$233,997	9,792	4	243,785

BankAtlantic Bancorp, Inc. and Subsidiaries

	As of December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$202,985	8,961	1	211,945
Real estate mortgage investment conduits (1)	104,329	3,037	19	107,347

Total	307,314	11,998	20	319,292

Investment Securities:
Other bonds	250	—	—	250
Equity securities	760	31	6	785

Total investment securities	1,010	31	6	1,035

Total	$308,324	12,029	26	320,327

(1)	Real estate mortgage investment conduits are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities were guaranteed by government agencies.
     The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009 (in thousands):

As of March 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Equity securities available for sale	$—	—	6	(4)	6	(4)

	As of December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$—	—	159	(1)	159	(1)
Real estate mortgage investment conduits	—	—	21,934	(19)	21,934	(19)
Equity securities	4	(6)	—	—	4	(6)

Total available for sale securities:	$4	(6)	22,093	(20)	22,097	(26)

     Unrealized losses on debt securities outstanding greater than twelve months at December 31, 2009 were caused primarily by interest rate changes. These securities are guaranteed by government sponsored enterprises. These securities are of high credit quality, and management believes that these securities may recover their losses in the foreseeable future. Further, management does not currently intend to sell these debt securities and believes it will not be required to sell these debt securities before the price recovers. Accordingly, the Company does not consider these investments other-than-temporarily impaired at March 31, 2010.
     The unrealized loss on the equity securities is insignificant. Accordingly, the Company does not consider these investments other-than-temporarily impaired at March 31, 2010.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
March 31, 2010 (1) (2)	Cost	Value
Due within one year	$251	251
Due after one year, but within five years	42	43
Due after five years, but within ten years	29,787	30,732
Due after ten years	202,657	211,466

Total	$232,737	242,492

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.

(2)	Scheduled maturities are based upon contractual maturities.
     Included in securities activities, net were (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Gross gains on securities sales	$3,138	4,440

Gross losses on securities sales	—	—

Proceed from sales of securities	46,907	162,170

4. Discontinued Operations
     On February 28, 2007, the Company sold Ryan Beck to Stifel. The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on certain defined Ryan Beck revenues during the two-year period immediately following the Ryan Beck sale, which ended on February 28, 2009. The contingent earn-out payments were accounted for when earned as additional proceeds from the sale of Ryan Beck common stock. The Company received additional earn-out consideration of $4.2 million during the three months ended March 31, 2009.

BankAtlantic Bancorp, Inc. and Subsidiaries
5. Restructuring Charges and Exit Activities
     The following provides information regarding liabilities associated with restructuring charges and exit activities (in thousands):

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability

Balance at January 1, 2009	$171	1,462	1,633
Expenses incurred	1,875	—	1,875
Amounts paid or amortized	(138)	(30)	(168)

Balance at March 31, 2009	$1,908	1,432	3,340

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability

Balance at January 1, 2010	$10	3,681	3,691
Expenses incurred	—	—	—
Amounts paid or amortized	(10)	(165)	(175)

Balance at March 31, 2010	$—	3,516	3,516

     In March 2009, the Company completed a reduction of its workforce by approximately 130 associates, or 7%, involving back-office functions as well as our community banking and commercial lending business units. The Company incurred $1.9 million of employee termination costs which were included in the Company’s statement of operations for the three months ended March 31, 2009. There was no workforce reduction during the three months ended March 31, 2010.
     Beginning in December 2007, BankAtlantic terminated leases or sought to sublease properties that it had previously leased for future branch expansion program. These operating leases were fair valued and are amortized to rent expense until the leases are terminated or subleased. BankAtlantic is actively seeking tenants for potential sub-leases or unrelated third parties to assume the lease obligations.
     During the three months ended March 31, 2010, BankAtlantic transferred a recently constructed $1.9 million branch facility to assets held for sale based on its decision to seek a buyer for the asset. BankAtlantic also transferred $1.3 million of land from assets held for sale to property held for use as BankAtlantic suspended efforts to seek a buyer due to adverse real estate market conditions in the area where the land was located.

BankAtlantic Bancorp, Inc. and Subsidiaries
6. Loans Receivable
     The loan portfolio consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Real estate loans:
Residential	$1,470,555	$1,549,791
Builder land loans	30,279	57,807
Land acquisition and development	151,150	182,235
Land acquisition, development and construction	20,195	26,184
Construction and development	197,373	211,809
Commercial	696,188	688,386
Consumer — home equity	653,809	669,690
Small business	211,523	213,591
Other loans:
Commercial business	137,764	155,226
Small business — non-mortgage	97,371	99,113
Consumer loans	15,907	15,935
Deposit overdrafts	3,420	4,816

Total gross loans	3,685,534	3,874,583

Adjustments:
Premiums, discounts and net deferred fees	2,574	2,414
Allowance for loan losses	(177,597)	(187,218)

Loans receivable — net	$3,510,511	$3,689,779

Loans held for sale	$5,030	$4,547

     Loans held for sale at March 31, 2010 and December 31, 2009 are loans originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, the mortgage company purchases the loans from BankAtlantic within a defined period of time after the date of funding. BankAtlantic earns the interest income during the period that BankAtlantic owns the loan. Gains from the sale of loans held for sale were $54,000 and $112,000 for the three months ended March 31, 2010 and 2009, respectively.
     The Company sold builder land bank loans and land acquisition and development loans for net proceeds of $26.4 million resulting in charge-offs of $19.6 million. The Company had established $17.7 million of specific valuation allowances on these loans as of December 31, 2009.
     Undisbursed loans in process consisted of the following components (in thousands):

	March 31,	December 31,
	2010	2009
Construction and development	$41,838	43,432
Commercial	36,583	25,696

Total undisbursed loans in process	$78,421	69,128

BankAtlantic Bancorp, Inc. and Subsidiaries
     Allowance for Loan Losses (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Balance, beginning of period	$187,218	137,257
Loans charged-off	(41,423)	(23,929)
Recoveries of loans previously charged-off	1,047	792

Net charge-offs	(40,376)	(23,137)
Provision for loan losses	30,755	44,277
Balance, end of period	$177,597	158,397

     The following summarizes impaired loans (in thousands):

	March 31, 2010		December 31, 2009
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances

Impaired loans with specific valuation allowances	$280,556	73,179	249,477	70,485
Impaired loans without specific valuation allowances	183,038	—	196,018	—

Total	$463,594	73,179	445,495	70,485

     Impaired loans without specific valuation allowances represent loans that were written-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of the cash flows discounted at the loan’s effective interest rate was equal to or greater than the carrying value of the loan, or large groups of smaller-balance homogeneous loans that are collectively measured for impairment.
     The Company continuously monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan becomes impaired and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in total impaired loans as of March 31, 2010 was $215.3 million of collateral dependent loans, of which $155.6 million were measured for impairment using current appraisals and $59.7 million were measured by adjusting appraisals, as appropriate, to reflect changes in market conditions subsequent to the appraisal date. Appraised values were adjusted down by an aggregate amount of $5.7 million to reflect current market conditions on 17 loans due to property value declines since the last appraisal dates.
     As of March 31, 2010, impaired loans with specific valuation allowances had been previously written down by $57.5 million and impaired loans without specific valuation allowances had been previously written down by $75.4 million. BankAtlantic had commitments to lend $3.8 million of additional funds on impaired loans as of March 31, 2010.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

	For the Three Months Ended March 31,
	2010	2009
Contracted interest income	$5,677	5,097
Interest income recognized	(244)	(694)

Foregone interest income	$5,433	4,403

7. Goodwill
     The Company tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. In response to the deteriorating economic and real estate environments and the effects that the external environment had on BankAtlantic’s business units, BankAtlantic has reduced its asset balances with a view toward strengthening its regulatory capital ratios and revised its projected operating results to reflect a smaller organization. Based on the results of an interim goodwill impairment evaluation undertaken during the first quarter of 2009, the Company recorded an impairment charge of $9.1 million during the three months ended March 31, 2009. No such impairments were recorded during the three months ended March 31, 2010.
8. Related Parties
     The Company, Woodbridge Holdings LLC (“Woodbridge”, the successor by merger to Woodbridge Holdings Corporation which was formerly Levitt Corporation) and Bluegreen Corp. (“Bluegreen”) may be deemed to be under common control. The controlling shareholder of the Company, Woodbridge and Bluegreen is BFC Financial Corporation (“BFC”). Shares of BFC’s capital stock representing a majority of the voting power are owned or controlled by the Company’s Chairman and Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and directors of Bluegreen. The Company, BFC and Bluegreen share certain office premises and employee services, pursuant to the agreements described below.
     In March 2008, BankAtlantic entered into an agreement with Woodbridge to provide information technology support in exchange for monthly payments by Woodbridge to BankAtlantic. In May 2008, BankAtlantic also entered into a lease agreement with BFC under which BFC will pay BankAtlantic monthly rent for office space in BankAtlantic’s corporate headquarters.
     The Company maintains service agreements with BFC, pursuant to which BFC provides human resources, risk management, investor relations and other support services to the Company. BFC is compensated for these services based on its cost.
     The table below shows the effect of service arrangements with related parties on the Company’s consolidated statement of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	For the Three Months Ended
	March 31,
	2010	2009
Non-interest income:
Other — office facilities	$141	123
Non-interest expense:
Employee compensation and benefits	(21)	(29)
Other — back-office support	(492)	(441)

Net effect of affiliate transactions before income taxes	$(372)	(347)

     The Company in prior periods issued options to purchase shares of the Company’s Class A common stock to employees of Woodbridge prior to the spin-off of Woodbridge to the Company’s shareholders. Additionally, certain employees of the Company have transferred to affiliate companies and the Company has elected, in accordance with the

BankAtlantic Bancorp, Inc. and Subsidiaries
terms of the Company’s stock option plans, not to cancel the stock options held by those former employees. The Company accounts for these options to former employees as employee stock options because these individuals were employees of the Company on the grant date.
     Outstanding options held by former employees consisted of the following as of March 31, 2010:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	45,476	$53.57
Options non-vested	6,181	$95.10
     During the year ended December 31, 2007, the Company issued to BFC employees that perform services for the Company, options to acquire 9,800 shares of the Company’s Class A common stock at an exercise price of $46.90. These options vest in five years and expire ten years from the grant date. The Company recognizes service provider expense on options over the vesting period measured based on the option fair value at each reporting period. The Company recorded $12,000 of service provider expenses relating to these options for the three months ended March 31, 2010 and 2009, respectively.
     BankAtlantic, as the seller of securities, entered into securities sold under agreements to repurchase transactions with Woodbridge and BFC in the aggregate of $7.4 million as of March 31, 2009. The Company recognized $19,000 of interest expense in connection with the above repurchase transactions for the three months ended March 31, 2009. These transactions have the same general terms as BankAtlantic’s repurchase agreements with unaffiliated third parties. There were no securities sold under agreements to repurchase transactions as of March 31, 2010.
     Additionally, BFC and its subsidiaries had deposits at BankAtlantic totaling $4.8 million as of March 31, 2010. The Company recognized $1,000 of interest expense in connection with these deposits. The deposits were on the same general terms as offered to unaffiliated third parties.
     As of December 31, 2009, BFC had $7.7 million deposited through the Certificate of Deposit Account Registry Service (“CDARS”) program at BankAtlantic. The CDARS program facilitates the placement of funds into certificates of deposit issued by other financial institutions in increments less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage. BankAtlantic received $28.4 million of deposits from other participating CDARS financial institutions’ customers in connection with this program, and these amounts are included as brokered deposits in the Company’s statement of financial condition. BFC and its subsidiaries did not have funds deposited through the CDARS program as of March 31, 2010.
9. Share-based Compensation
     In February 2010, the Board of Directors granted to employees 1,600,000 of restricted stock awards (“RSA”) under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. The Board of Directors also granted 75,000 shares of RSAs to employees of BFC Financial Corporation that perform services for the Company. The RSAs vest pro-rata over four years and had a fair value of $1.24 per share at the grant date.
     The following is a summary of the Company’s non-vested restricted Class A common share activity:

	Class A	Weighted
	Non-vested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2009	19,800	$42.11
Vested	—	—
Forfeited	—	—
Granted	1,675,000	1.24

Outstanding at March 31, 2010	1,694,800	$1.72

BankAtlantic Bancorp, Inc. and Subsidiaries
10. Segment Reporting
     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, types of customers, distribution systems and regulatory environments. The information provided for Segment Reporting is based on internal reports utilized by management. Results of operations are reported through two reportable segments: BankAtlantic and the Parent Company. BankAtlantic activities consist of the banking operations of BankAtlantic and the Parent Company activities consist of equity and debt financings, capital management and acquisition related expenses and management of a portfolio of non-performing assets.
     The following summarizes the aggregation of the Company’s operating segments into reportable segments:

Reportable Segment	Operating Segments Aggregated
BankAtlantic	Banking operations
Parent Company	BankAtlantic Bancorp’s operations, costs of acquisitions, asset and capital management and financing activities
     The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Intersegment transactions are eliminated in consolidation.
     The Company evaluates segment performance based on segment net income from continuing operations after tax. The table below is segment information for segment net income from continuing operations for the three months ended March 31, 2010 and 2009 (in thousands):

			Adjusting and
		Parent	Elimination	Segment
	BankAtlantic	Company	Entries	Total
2010
Interest income	$47,231	78	(5)	47,304
Interest expense	(8,256)	(3,563)	5	(11,814)
(Provision)/reversal of provision for loan loss	(32,034)	1,279	—	(30,755)
Non-interest income	28,741	458	(251)	28,948
Non-interest expense	(52,721)	(1,644)	251	(54,114)

Segment loss before income taxes	(17,039)	(3,392)	—	(20,431)
Provision for income taxes	(90)	—	—	(90)

Segment net loss	$(17,129)	(3,392)	—	(20,521)

Total assets	$4,688,001	432,225	(372,025)	4,748,201

2009
Interest income	$62,409	209	(9)	62,609
Interest expense	(20,640)	(4,230)	9	(24,861)
(Provision) for loan losses	(43,520)	(757)	—	(44,277)
Non-interest income	32,865	460	(216)	33,109
Non-interest expense	(71,703)	(1,704)	216	(73,191)

Segment loss before income taxes	(40,589)	(6,022)	—	(46,611)

Segment net loss	$(40,589)	(6,022)	—	(46,611)

Total assets	$5,488,603	506,711	(424,554)	5,570,760

BankAtlantic Bancorp, Inc. and Subsidiaries
11. Financial Instruments with Off-balance Sheet Risk
     Financial instruments with off-balance sheet risk were (in thousands):

	March 31,	December 31,
	2010	2009
Commitments to sell fixed rate residential loans	$19,956	23,255
Commitments to originate loans held for sale	14,926	18,708
Commitments to originate loans held to maturity	13,871	43,842
Commitments to extend credit, including the undisbursed portion of loans in process	403,163	396,627
Standby letters of credit	16,658	13,573
Commercial lines of credit	92,579	74,841
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $14.4 million at March 31, 2010. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $2.3 million at March 31, 2010. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at March 31, 2010 and December 31, 2009 was $8,000 and $5,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
Concentration of Credit Risk
     BankAtlantic purchases residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of the decline in real estate values in residential housing markets. Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans results in possible increases in a borrower’s loan payments when the contractually required repayments change due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. At March 31, 2010, BankAtlantic’s residential loan portfolio included $704.6 million of interest-only loans, which represents 50.4% of the residential loan portfolio, with 28.1% of the aggregate principal amount of these interest-only loans secured by collateral located in California.
     BankAtlantic has a high concentration of its consumer home equity and commercial loans in the State of Florida. Real estate values and general economic conditions have significantly deteriorated since the origination dates of the loans. If market conditions in Florida do not improve or deteriorate further, BankAtlantic may be exposed to significant credit losses in these loan portfolios.

BankAtlantic Bancorp, Inc. and Subsidiaries
12. Earnings per Share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2010 and 2009 (in thousands, except share data):

	For the Three Months Ended
	March 31,
	2010	2009
Amounts attributable to BankAtlantic Bancorp
Basic loss per share:
Numerator:
Loss from continuing operations	$(20,729)	(46,611)
Discontinued operations	—	4,201

Net (loss)	$(20,729)	(42,410)

Denominator:
Basic weighted average number of common shares outstanding	49,220,267	15,089,994

Basic loss per share from:
Continuing operations	$(0.42)	(3.09)
Discontinued operations	—	0.28

Basic loss per share	$(0.42)	(2.81)

Diluted loss per share
Numerator:
Loss from continuing operations	$(20,729)	(46,611)
Discontinued operations	—	4,201

Net loss	$(20,729)	(42,410)

Denominator:
Basic weighted average number of common shares outstanding	49,220,267	15,089,994

Diluted weighted average shares outstanding	49,220,267	15,089,994

Diluted loss per share from:
Continuing operations	$(0.42)	(3.09)
Discontinued operations	—	0.28

Diluted loss per share	$(0.42)	(2.81)

Cash dividends per share:
Class A share	$—	0.025

Class B share	$—	0.025

     During the three months ended March 31, 2010 and 2009, 768,632 and 839,349, respectively, of options to acquire shares of Class A common stock were anti-dilutive. During the three months ended March 31, 2010 1,675,000 shares of restricted Class A common stock awards were anti-dilutive.
13. New Accounting Pronouncements
     On January 1, 2010, the Company adopted new accounting guidance for the consolidation of variable interest entities. The quantitative-based risks and rewards calculation for determining which enterprise is the primary beneficiary of a variable interest entity was replaced with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The implementation of this new guidance resulted in the Company consolidating its factoring joint venture, BankAtlantic Business Capital, LLC (“BBC”). The Company has restricted the funding to BBC for receivable factoring to a

BankAtlantic Bancorp, Inc. and Subsidiaries
maximum of $5 million. The implementation of this new guidance as of January 1, 2010 did not have a material effect on the Company’s financial statements.
     On January 1, 2010, the Company implemented the new accounting guidance for transfers of financial assets. The new guidance expands the disclosure required to be provided in financial reports regarding a transfer of financial assets; the effects of a transfer on its statement of financial condition, financial performance and cash flows; and any continuing interest in transferred financial assets. In addition, the guidance amended various concepts associated with the accounting for transfers and servicing of financial assets and extinguishments of liabilities including removing the concept of qualified special purpose entities. This new guidance was applied to transfers of financial assets after January 1, 2010. The Company did not have any interests in qualified special purpose entities and the implementation of this statement did not have a material effect on the Company’s financial statements.
     For the period ended March 31, 2010, new accounting guidance was implemented requiring the following additional disclosure regarding fair value measurements: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a presentation of gross activity within the Level 3 roll forward. The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance applies to all disclosures about recurring and nonrecurring fair value measurements. The effective date of the guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The additional disclosures made in accordance with this new guidance did not have a material effect on the Company’s financial statements.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three months ended March 31, 2010 and 2009. The principal assets of the Company consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, decreases in real estate values, and increased unemployment on our business generally, our regulatory capital ratios, the ability of our borrowers to service their obligations and of our customers to maintain account balances and the value of collateral securing our loans; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans (including those held in the asset workout subsidiary of the Company) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in our trade area, and where our collateral is located; the quality of our real estate based loans including our residential land acquisition and development loans (including Builder land bank loans, Land acquisition and development loans and Land acquisition, development and construction loans) as well as Commercial land loans, other Commercial real estate loans, Residential loans and Consumer loans, and conditions specifically in those market sectors; the quality of our Commercial business loans and conditions specifically in that market sector; the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities, the value of our assets and on the ability of our borrowers to service their debt obligations and maintain account balances; BankAtlantic’s initiatives not resulting in continued growth of core deposits or increasing average balances of new deposit accounts or producing results which do not justify the costs; the success of our expense reduction initiatives and the ability to achieve additional cost savings; and the impact of periodic valuation testing of goodwill, deferred tax assets and other assets. Past performance, actual or estimated new account openings and deposit balance growth may not be indicative of future results. Forward-looking statements in this document relating to the Company’s cash offers to purchase the outstanding TruPS are subject to the risk that a sufficient number of consents are not received from the requisite holders, that

BankAtlantic Bancorp, Inc. and Subsidiaries
Trustees do not act on the consents or accept the Offers in which they are involved, and that we are not able to obtain financing upon acceptable terms, in amounts sufficient to complete the offers, if at all. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company cautions that the foregoing factors are not exclusive.
Critical Accounting Policies
     Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of securities as well as the determination of other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The four accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of goodwill and other long-lived assets; and (iv) the accounting for deferred tax asset valuation allowance. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Consolidated Results of Operations
     Loss from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended March 31,
(in thousands)	2010	2009	Change
BankAtlantic	$(17,129)	$(40,589)	$23,460
Parent Company	(3,392)	(6,022)	2,630

Loss from continuing operations	$(20,521)	$(46,611)	$26,090

For the Three Months Ended March 31, 2010 Compared to the Same 2009 Period:
     The decrease in BankAtlantic’s loss from continuing operations during the 2010 quarter compared to the same 2009 quarter primarily resulted from an $11.5 million decline in the provision for loan losses, $11.1 million of lower impairment charges and a reduction in operating expenses. The above improvements in BankAtlantic’s performance were partially offset by a $3.6 million decline in revenue from service charges on deposits and a $2.8 million decrease in net interest income. The decline in the provision for loan losses for the 2010 quarter compared to the 2009 quarter resulted from a reduction in the allowance for loan losses during the 2010 quarter compared to an increase in the allowance during the 2009 quarter. The reduction in the allowance for loan losses during the 2010 quarter was primarily due to the disposition of certain non-performing loans, declines in loan balances, and a stabilizing of our historical loss experience. The allowance for loan losses during the 2009 quarter reflected deteriorating economic conditions and adverse delinquency trends. During the three months ended March 31, 2009, BankAtlantic recognized a $9.1 million goodwill impairment charge and $1.9 million of termination costs associated with a reduction in the workforce. BankAtlantic did not recognize a goodwill impairment charge or incur termination costs during the 2010 quarter. BankAtlantic’s non-interest expenses excluding goodwill impairment and termination costs declined by $7.8 million during the 2010 quarter compared to the same 2009 quarter. This decline in expenses was primarily due to the 2009 workforce reductions, the on-going consolidation of certain back-office facilities, renegotiation of vendor contracts and general expense management efforts. The decline in service charges on deposits during the 2010 quarter compared to the 2009 quarter reflects a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees is the result of both our focus on targeting customers who maintain deposit accounts with higher balances and the result of a change in customer behavior in response to the current public focus on bank overdraft fees. The decline in BankAtlantic’s net interest income primarily resulted from lower earning asset

BankAtlantic Bancorp, Inc. and Subsidiaries
balances as BankAtlantic slowed the origination and purchase of loans, significantly reduced the acquisition of tax certificates and sold agency securities.
     The decrease in the Parent Company’s loss for the 2010 quarter compared to the same 2009 quarter resulted from a $0.5 million decline in net interest expenses and a $2.0 million improvement in the provision for loan losses. The lower net interest expense reflects a significant decline in the three-month LIBOR interest rate from March 2009 to March 2010, as the majority of the Parent Company’s debentures are indexed to the three-month LIBOR interest rate. The provision for loan losses during the 2010 quarter reflected a recovery of $1.3 million as the Parent Company sold a builder land loan and recognized a recovery of $1.8 million from the reversal of a specific valuation allowance.
     During the 2009 quarter, the Company recognized $4.2 million in discontinued operations relating to additional Ryan Beck contingent earn-out payments under the Ryan Beck merger agreement with Stifel. The earn-out period ended on February 28, 2009.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic Results of Operations
Net interest income

	Bank Operations Business Segment
	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	March 31, 2010			March 31, 2009
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Total loans	$3,751,907	41,095	4.38	$4,355,818	49,607	4.56
Investments	441,637	6,136	5.56	935,936	12,803	5.47

Total interest earning assets	4,193,544	47,231	4.51%	5,291,754	62,410	4.72%

Goodwill and core deposit intangibles	15,652			25,971
Other non-interest earning assets	475,310			356,514

Total Assets	$4,684,506			$5,674,239

Deposits:
Savings	$425,235	333	0.32%	$441,278	500	0.46%
NOW	1,467,103	2,218	0.61	1,047,116	1,413	0.55
Money market	360,470	629	0.71	421,883	773	0.74
Certificates of deposit	896,074	3,877	1.75	1,300,056	10,301	3.21

Total interest bearing deposits	3,148,882	7,057	0.91	3,210,333	12,987	1.64

Short-term borrowed funds	39,376	13	0.13	278,209	182	0.27
Advances from FHLB	173,011	958	2.25	903,077	7,164	3.22
Long-term debt	22,507	228	4.11	22,820	308	5.47

Total interest bearing liabilities	3,383,776	8,256	0.99	4,414,439	20,641	1.90
Demand deposits	864,391			775,977
Non-interest bearing other liabilities	54,312			61,523

Total Liabilities	4,302,479			5,251,939
Stockholder’s equity	382,027			422,300

Total liabilities and stockholder’s equity	$4,684,506			$5,674,239

Net interest income/ net interest spread		38,975	3.52%		41,769	2.82%

Margin
Interest income/interest earning assets			4.51%			4.72%
Interest expense/interest earning assets			0.80			1.58

Net interest margin			3.71%			3.14%

For the Three Months Ended March 31, 2010 Compared to the Same 2009 Period:
     The decrease in net interest income primarily resulted from a significant reduction in earning assets partially offset by an improvement in the net interest spread and margin.
     The decline in average earning assets reflects a management decision to slow the origination and purchase of loans, sell agency securities and reduce the purchase of tax certificates in an effort to enhance liquidity and improve regulatory capital ratios. BankAtlantic also experienced significant residential loan repayments due to the large volume of loan refinancing associated with low residential mortgage interest rates during 2009 and the first quarter of 2010. Investments primarily consisted of agency mortgage-backed securities and tax certificates. As a consequence, the average balance of earning assets declined by $1.1 billion during the three months ended March 31, 2010 compared to the same 2009 period. This decline in interest earning assets significantly reduced our net interest income.
The net interest spread and margin improved due to a change in our interest bearing liability funding mix. BankAtlantic used the funds from the reduction in assets and deposit growth to repay FHLB advances and short term wholesale borrowings. As a result, BankAtlantic’s funding mix changed from higher rate FHLB advances to lower rate

BankAtlantic Bancorp, Inc. and Subsidiaries
deposits which resulted in a substantial reduction in BankAtlantic’s cost of funds. This improvement in the cost of funds was partially offset by interest earning asset yield declines and changes in the earning asset portfolio mix from higher yielding investments to lower yielding loans. The decline in average yields on loans reflects lower interest rates during 2010 compared to 2009. The net interest spread and margin were also favorably impacted by a significant increase in transaction accounts with a corresponding reduction in certificate of deposit accounts. A portion of maturing certificate of deposit accounts either transferred to transaction accounts or renewed at substantially lower interest rates. The higher transaction account balances reflect the migration of retail certificate of deposit accounts to transaction accounts and new customer acquisitions. Additionally, transaction account growth was also favorably impacted by a shift of our advertising strategy to targeting potential customers with higher deposit balances.
Asset Quality
     The activity in BankAtlantic’s allowance for loan losses was as follows (in thousands):

	For The Three Months Ended
	March 31,
	2010	2009
Balance, beginning of period	$173,588	125,572

Charge-offs
Residential	(4,181)	(4,588)
Commercial	(21,332)	(5,565)
Consumer	(10,771)	(10,321)
Small business	(837)	(2,771)

Total Charge-offs	(37,121)	(23,245)
Recoveries of loans previously charged-off	1,047	792

Net (charge-offs)	(36,074)	(22,453)
Provision for loan losses	32,034	43,520
Balance, end of period	$169,548	146,639

     During the three months ended March 31, 2010, BankAtlantic recognized $13.5 million of charge-offs related to two builder land bank loans that were sold to unrelated third parties. The specific valuation allowances on these loans as of December 31, 2009 were $13.2 million. Additionally, during the first quarter of 2010 BankAtlantic recognized a $3.4 million charge-off on a $20 million residential land acquisition and development loan upon the sale of our participation interest at a discount to the lead lender. The remaining commercial loan charge-offs during the 2010 quarter primarily related to residential land acquisition and development loans where updated valuations reflected lower collateral values. . The unemployment rates nationally and in Florida have reached 9.7% and 12.3%, respectively, real estate values in Florida are forecast to decline further and national and local economic measures remain weak. As a consequence, there is no assurance that the credit quality of our loan portfolio will improve in subsequent periods and if general economic conditions do not improve in Florida and nationwide, the credit quality of our loan portfolio will continue to deteriorate and additional provisions for loan losses will be required.
     The decline in the provision for loan losses for the three months ended March 31, 2010 compared to the same 2009 period reflect lower loan portfolio balances and stabilizing delinquency trends during 2010 compared to negative trends during 2009. Included in the $21.3 million commercial real estate loan charge-offs were $16.9 million of charge-offs associated with these loan sales.

BankAtlantic Bancorp, Inc. and Subsidiaries
     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans (contractually past due 90 days or more, performing impaired loans or restructured loans) were (in thousands):

	As of
	March 31, 2010	December 31, 2009
NONPERFORMING ASSETS
Tax certificates	$1,495	2,161
Commercial real estate (2)	168,937	167,867
Consumer	14,428	14,451
Small business	10,971	9,338
Residential real estate (1)	88,262	76,401
Commercial business	18,767	18,063

Total nonaccrual assets (3)	$302,860	288,281

Residential real estate owned	$10,176	9,607
Commercial real estate owned	29,503	25,442
Small business real estate owned	784	580
Consumer real estate owned	370	306
Other repossessed assets	—	10

Total repossessed assets	40,833	35,945

Total nonperforming assets	$343,693	324,226

Allowances
Allowance for loan losses	$169,548	173,588
Allowance for tax certificate losses	7,341	6,781
Total allowances	$176,889	180,369

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more (4)	$366	9,960
Performing impaired loans (5)	1,685	6,150
Troubled debt restructured	124,851	107,642
TOTAL POTENTIAL PROBLEM LOANS	$126,902	123,752

(1)	Includes $45.8 million and $41.3 million of interest-only residential loans as of March 31, 2010 and December 31, 2009, respectively.

(2)	Excluded from the above table as of March 31, 2010 and December 31, 2009 were $35.3 million and $44.9 million, respectively, of commercial residential loans that were transferred to a work-out subsidiary of the Parent Company in March 2008.

(3)	Includes $57.4 million and $45.7 million of troubled debt restructured loans as of March 31, 2010 and December 31, 2009, respectively.

(4)	The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement or the loan has sufficient collateral that we believe is sufficient to prevent a loss.

(5)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.
     Non-performing assets were higher at March 31, 2010 compared to December 31, 2009 primarily due to a $15.2 million increase in non-accrual loans and a $4.9 million increase in real estate owned.
     The increase in non-accrual loans at March 31, 2010 compared to December 31, 2009 reflects higher residential non-accrual loans. The increase in residential non-accrual loans was primarily the result of a prolonged foreclosure process. Residential loan delinquencies have remained stable for the last twelve months; however, the foreclosure processes vary by state and can currently take more than 15 months to complete. We believe that the time to complete foreclosures may improve in subsequent periods which may result in lower non-accrual residential loan balances and higher residential real estate owned. Non-accrual commercial loans increased slightly from December 2009. During the three months ended March 31, 2010, BankAtlantic sold two non-accrual loans with outstanding aggregate balances of $18.8 million as of December 31, 2009, transferred one $3.6 million loan to real estate owned, placed $29.3 million of loans on non-accrual, charged-off $21.3 million of loans and moved one $6.5 million loan to accruing. Non-accrual commercial loans have overall trended downward since the first quarter of 2009 as the balance of our commercial residential loans has significantly declined. Approximately 45% of the commercial

BankAtlantic Bancorp, Inc. and Subsidiaries
real estate portfolio was evaluated for potential impairment and specific reserves were established when necessary. However, if the national economy deteriorates further, the current high unemployment continues, and home prices continue to decline, then we would expect elevated delinquencies and increased losses in our loan portfolio.
     The allowance for tax certificate losses at March 31, 2010 compared to December 2009 reflects adverse real estate market conditions in our out-of-state tax certificate portfolio.
     The higher balance of repossessed assets at March 31, 2010 compared to December 31, 2009 reflects foreclosures of commercial real estate and residential loans. BankAtlantic attempts to modify loans to credit-worthy borrowers; however, the majority of BankAtlantic’s non-accrual commercial real estate loans are collateral dependent which leaves BankAtlantic few viable options other than initiating the foreclosure process. Based on the current amount of non-accrual loans, we expect repossessed assets to increase in the future.
     BankAtlantic’s potential problem loans at March 31, 2010 increased compared to December 31, 2009 primarily due to an increase in commercial real estate troubled debt restructured loans. In response to current market conditions, BankAtlantic has made the decision to modify loans for certain borrowers experiencing financial difficulties and has modified the terms of certain commercial, small business, residential and consumer home equity loans during the three months ended March 31, 2010. Generally, the concessions made to borrowers experiencing financial difficulties may include the reduction of the loans contractual interest rate, forgiveness of loan principal upon satisfactory performance under the modified terms, conversion of amortizing loans to interest only payments or the deferral of some interest payments to the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are not returned to an accruing status and BankAtlantic does not reset days past due on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period. However, there is no assurance that the modification of loans will result in increased collections from the borrower or that modified loans which return to an accruing status will not subsequently return to non-accrual status.
     BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	March 31,		December 31,
	2010		2009
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$43,526	100,706	32,225	83,768
Small business	4,527	7,210	4,520	7,325
Consumer	1,181	13,263	1,774	12,969
Residential	8,136	3,672	7,178	3,580

Total	$57,370	124,851	45,697	107,642

BankAtlantic Bancorp, Inc. and Subsidiaries
     Commercial residential loans continue to constitute the majority of non-performing commercial real estate loans; however, BankAtlantic is experiencing unfavorable credit quality trends in commercial loans collateralized by commercial land and retail income producing properties and may experience higher non-performing loans in these loan categories in future periods. BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Seven relationships accounted for 54.5% of our $165.2 million of non-accrual commercial real estate loans as of March 31, 2010.
     The following table outlines general information about these relationships as of March 31, 2010 (in thousands):

	Unpaid
	Principal	Outstanding	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Balance (6)	Reserves	Originated	on Nonaccrual	Date (4)	Type	Full Appraisal
Residential Land Developers
Relationship No. 1 (1) (2)	$26,731	19,200	1,367	Q3-2004	Q4-2008	Q4-2008	Land A&D (5)	Q4-2009
Relationship No. 2 (1)	12,500	10,064	5,053	Q3-2006	Q1-2009	Q1-2009	Land A&D (5)	Q1-2010
Relationship No. 3 (1), (3)	14,030	10,901	5,846	Q3-2004	Q4-2008	Q1-2009	Builder Land	Q4-2009

Total	$53,261	40,165	12,266

Commercial Land Developers
Relationship No. 4	$17,777	17,777	6,947	Q3-2006	Q1-2010	Q1-2010	Commercial mixed-use	Q4-2009
Relationship No. 5	12,792	12,792	4,860	Q2-2006	Q4-2009	Q4-2009	Commercial land A&D	Q1-2010
Relationship No. 6	8,625	8,625	—	Q2-2005	Q1-2010	Q1-2010	Commercial Land	Q4-2009
Relationship No. 7	10,779	10,779	135	Q3-2007	Q4-2009	Q3-2009	Commercial Land	Q4-2009

Total	49,973	49,973	11,942

Total of Large Relationships	$103,234	90,138	24,208

(1)	During 2009, BankAtlantic recognized partial charge-offs on relationships Nos. 1, 2, and 3 aggregating $11.2 million.

(2)	During 2010, BankAtlantic recognized partial charge-offs on relationship No. 1 of $1.0 million.

(3)	A modification was executed, and the loan is reported as a troubled debt restructured loan but is currently not in default.

(4)	The default date is defined as the date of the initial missed payment prior to default.

(5)	Acquisition and development (“A&D”).

(6)	Outstanding balance is the “Unpaid Principal Balance” less write-downs.
     The loans that comprise the above relationships are all collateral dependent. As such, we established specific reserves or recognized partial charge-offs on these loans based on our determination of the fair value of the collateral less costs to sell. The fair value of the collateral was determined using third party appraisals. BankAtlantic performs quarterly impairment analyses on these credit relationships and appraised values are reduced further if market conditions significantly deteriorate subsequent to the appraisal date. However, BankAtlantic’s policy is to obtain a full appraisal within one year from the date of the prior appraisal unless the loan is in the process of foreclosure. A new appraisal is obtained at the date of foreclosure.
     Our residential loan portfolio does not include negative amortization, option ARM or subprime products; however, the majority of our residential loans are purchased residential jumbo loans and certain of these loans could potentially have outstanding loan balances significantly higher than related collateral values as a result of declines in residential real estate values. Loans that were originated during 2005, 2006 and 2007 have experienced greater deterioration in collateral value than loans originated in prior years resulting in higher loss experiences in these groups of loans. Also, California, Florida, Arizona and Nevada are states that have experienced elevated foreclosures and delinquency rates.
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
     At March 31, 2010, BankAtlantic’s residential loan portfolio included $704.6 million of interest-only loans. Approximately $10.9 million of these interest only residential loans became fully amortizing during the three months ended March 31, 2010 and interest-only residential loans scheduled to reset during the remaining nine months of 2010 and during the year ending December 31, 2011 are $32.3 million and $60.8 million, respectively.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following table presents our purchased residential loans by year of origination segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Year of Origination	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

2007	$48,797	64.33%	110.85%	743	744	$3,928	31.96%
2006	57,509	70.80%	120.56%	736	723	4,460	35.58%
2005	39,585	73.25%	114.72%	724	715	7,576	36.78%
2004	363,275	68.01%	80.76%	736	728	25,575	34.41%
Prior to 2004	176,249	67.52%	59.53%	730	734	9,031	31.95%

	Interest-Only Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Year of Origination	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

2007	$94,770	71.99%	129.16%	751	738	$18,052	33.91%
2006	206,329	74.02%	125.33%	741	736	31,995	34.96%
2005	220,152	70.08%	113.83%	740	749	12,995	34.04%
2004	92,924	70.54%	96.04%	743	718	6,576	31.68%
Prior to 2004	90,425	58.74%	77.84%	742	747	3,410	31.28%

     The following table presents our purchased residential loans by geographic area segregated by amortizing and interest-only loans (dollars in thousands):

	Amortizing Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

Arizona	$11,298	66.68%	119.10%	728	722	$1,282	32.66%
California	166,115	67.63%	80.26%	740	738	13,843	34.85%
Florida	89,727	70.65%	99.95%	721	712	11,834	35.52%
Nevada	6,042	72.16%	119.41%	736	728	637	36.71%
Other States	$412,233	67.96%	79.41%	734	732	23,249	33.54%

	Interest-Only Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

Arizona	$21,215	70.40%	142.29%	752	740	$4,188	32.69%
California	198,259	70.59%	109.05%	741	734	28,636	33.95%
Florida	49,431	68.58%	136.12%	748	740	10,223	31.75%
Nevada	9,710	71.92%	186.26%	745	736	3,989	34.90%
Other States	425,985	70.06%	108.04%	742	743	25,992	33.84%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the first quarter of 2010 from automated valuation models.

(2)	Current FICO scores based on borrowers for which FICO scores were available as of the third quarter of 2009.

(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The table below presents the allocation of the allowance for loan losses (“ALL”) by various loan classifications, the percent of allowance to each loan category (“ALL to gross loans percent”) and the percentage of loans in each category to gross loans (“Loans to gross loans percent”). The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or percentages or that the allowance accurately reflects future charge-off amounts or trends (dollars in thousands):

	March 31, 2010			December 31, 2009
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	Loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans

Commercial business	$7,397	5.43%	3.65%	$4,515	2.94%	3.94%
Commercial real estate	86,086	7.57	30.47	91,658	7.71	30.49
Small business	6,565	2.13	8.28	7,998	2.56	8.02
Residential real estate	29,582	2.00	39.56	27,000	1.74	39.85
Consumer	39,918	5.93	18.04	42,417	6.14	17.70

Total allowance for loan losses	$169,548	4.54%	100.00%	$173,588	4.45%	100.00%

     Included in the allowance for loan losses as of March 31, 2010 and December 31, 2009 were specific reserves by loan type as follows (in thousands):

	March 31,	December 31,
	2010	2009
Commercial real estate	$40,927	42,523
Commercial business	5,982	174
Small business	1,768	753
Consumer	4,253	4,621
Residential	12,200	8,784

Total	$65,130	56,855

     The decrease in the allowance for loan losses at March 31, 2010 compared to December 31, 2009 primarily resulted from a decline in the allowance for consumer, commercial real estate, and small business loans partially offset by an increase in the residential and commercial business allowance. The decline in the consumer allowance reflects lower loan balances and the stabilization of delinquency and charge-off trends. The allowance for commercial real estate loans declined due to loan repayments and loan sales aggregating $50.6 million. The reduction in the small business allowance reflects improvement in historical loss experience as well as the stabilization of delinquencies. The significant increase in the commercial business allowance resulted from the establishment of $5.9 million of specific valuation allowances on two business loans. The higher residential allowance reflects increased non-accrual loan balances partially offset by a decline in delinquency trends excluding non-accrual loans, and lower loan balances.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic’s Non-Interest Income

	For the Three Months Ended
	March 31,
(in thousands)	2010	2009	Change

Service charges on deposits	$15,048	18,685	(3,637)
Other service charges and fees	7,378	7,025	353
Securities activities, net	3,132	4,320	(1,188)
Income from unconsolidated companies	—	78	(78)
Other	3,183	2,757	426

Non-interest income	$28,741	32,865	(4,124)

     The lower revenues from service charges on deposits during the 2010 quarter compared to the 2009 quarter primarily resulted from lower overdraft fee income. This decrease in overdraft fee income reflects a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees is the result of our focus on targeting customers who maintain deposit accounts with higher balances and the result of a change in customer behavior. The Federal Reserve has recently adopted new overdraft rules effective July 1, 2010, which among other requirements, prohibit banks from automatically enrolling customers in overdraft protection programs. Additionally, Congress has proposed legislation to further limit the assessment of overdraft fees and banking regulators have issued new guidance and best practices related to overdraft fee assessments. This legislation and current public focus on overdraft fees may result in further declines in our overdraft fee income in future periods.
     The increase in other service charges and fees during the three months ended March 31, 2010 compared to the same 2009 period was primarily due to an increase in interchange income based, we believe, on increased spending by our customers reflecting improved economic conditions during 2010 compared to 2009.
     During the three months ended March 31, 2010, BankAtlantic sold $47.1 million of agency securities for a $3.1 million gain. The net proceeds of $43.8 million from the sales were used to pay down FHLB advance borrowings. During the three months ended March 31, 2009, BankAtlantic sold $149.1 million of agency securities available for sale for a $4.3 million gain.
     Income from unconsolidated companies during the three months ended March 31, 2009 represented equity earnings from a joint venture that engages in accounts receivable factoring. The factoring joint venture was consolidated as of January 1, 2010 upon the implementation of new accounting guidance for the consolidation of variable interest entities.
     The increase in other non-interest income for the three months ended March 31, 2010 compared to the same 2009 period was primarily the result of $0.4 million of factoring fees recognized in other income upon the consolidation the factoring joint venture.

BankAtlantic Bancorp, Inc. and Subsidiaries
BankAtlantic’s Non-Interest Expense

	For the Three Months Ended
	March 31,
(in thousands)	2010	2009	Change

Employee compensation and benefits	$24,374	28,078	(3,704)
Occupancy and equipment	13,581	14,910	(1,329)
Advertising and business promotion	1,934	2,781	(847)
Check losses	432	844	(412)
Professional fees	2,565	2,944	(379)
Supplies and postage	965	1,000	(35)
Telecommunication	529	694	(165)
Cost associated with debt redemption	7	591	(584)
Restructuring charges and exit activities	—	1,874	(1,874)
Provision for tax certificates	733	1,486	(753)
Impairment of goodwill	—	9,124	(9,124)
Other	7,601	7,377	224

Total non-interest expense	$52,721	71,703	(18,982)

     The substantial decline in employee compensation and benefits during the three months ended March 31, 2010 compared to the same 2009 period resulted primarily from a decline in the workforce, including a workforce reduction of 130 associates, or 7%, in March 2009. As a consequence of the work force reduction and attrition, the number of full-time equivalent employees declined from 1,770 at December 31, 2008 to 1,520 at March 31, 2010, or a 14% reduction. The decline in the workforce resulted in lower employee benefits, payroll taxes and recruitment advertising. Also contributing $0.8 million to the decline in employee compensation and benefits was the discontinuation of the 401(k) Plan employee match in April 2009 and lower pension expenses due to the appreciation of pension assets during the year ended December 31, 2009.
     The decline in occupancy and equipment primarily resulted from the consolidation of back-office facilities and lower depreciation expense. Depreciation expense declined by $0.6 million and building maintenance, rent expense and utilities declined by $0.6 million during the 2010 quarter compared to the same 2009 period.
     BankAtlantic changed its advertising focus from growing deposit account volume to enhancing BankAtlantic’s relationship with its customers. As a result, BankAtlantic reduced direct mail advertising and reduced gifts to customers upon the opening of deposit accounts. Direct mail advertising and customer gift expenses declined by $1.0 million during the three months ended March 31, 2010 compared to the same 2009 period.
     The lower check losses for the 2010 quarter compared to the same 2009 period were primarily related to more stringent overdraft policies as well as a lower volume of new accounts.
     The decline in professional fees for the 2010 quarter compared to the 2009 quarter primarily resulted from the receipt of $1.7 million of insurance reimbursements in connection with legal costs associated with the class action securities litigation. During the three months ended March 31, 2010, the litigation costs exceeded the deductible under our director and officer liability insurance and we began receiving cost reimbursements from the insurance carrier for 80% of the claims submitted. Insurance claim reimbursements are recognized as a reduction to legal fees when received. The filing of director and officer liability claims is on-going and we expect to receive partial reimbursement for litigation costs associated with securities litigation in future periods.
     The lower telecommunication costs for the 2010 quarter primarily reflects the consolidation of back-office operations during 2009.
     The costs associated with debt redemptions during the three months ended March 31, 2010 were the result of the prepayment of a $0.7 million mortgage-backed bond that was scheduled to mature in September 2013. The costs associated with debt redemptions during the three months ended March 31, 2009 were the result of prepayment penalties incurred upon the prepayment of $249.6 million of FHLB advances.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The restructuring charge for the 2009 quarter reflects one-time termination costs incurred as a result of the workforce reduction discussed above.
     The provision for tax certificates losses during the 2010 and 2009 quarters reflects higher charge-offs and increases in tax certificate reserves for certain out-of-state certificates acquired in distressed markets. We have significantly reduced the acquisition of out-of state tax certificates and continue to concentrate the majority of our tax certificate acquisitions in Florida.
     BankAtlantic tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Based on the results of an interim impairment evaluation, BankAtlantic recorded an impairment charge of $9.1 million during the three months ended March 31, 2009. BankAtlantic had remaining goodwill of $13.1 million relating to its capital services reporting unit included in its statement of condition as of March 31, 2010. If market conditions do not improve or deteriorate further, BankAtlantic may incur additional goodwill impairment charges in future periods.
     The increase in other non-interest expense for the 2010 quarter compared to the 2009 quarter was primarily the result of higher deposit insurance premiums. BankAtlantic’s deposit insurance premium increased from $1.5 million during the three months ended March 31, 2009 to $2.4 million during the same 2010 period. These higher deposit insurance premiums were partially offset by lower general operating expenses during the 2010 quarter compared to the 2009 quarter reflecting management’s expense reduction initiatives.
Parent Company Results of Operations

	For the Three Months
	Ended March 31,
(in thousands)	2010	2009	Change
Net interest (expense)	$(3,485)	(4,021)	536
Recovery/(provision) for loan losses	1,279	(757)	2,036

Net interest (expense) after provision for loan losses	(2,206)	(4,778)	2,572
Non-interest income	458	460	(2)
Non-interest expense	1,644	1,704	(60)

Parent company (loss)	$(3,392)	(6,022)	2,630

     Net interest expense declined during the first quarter of 2010 compared to the same 2009 period as a result of lower average interest rates during the 2010 period partially offset by higher debenture average balances. Average rates on junior subordinated debentures decreased from 5.83% during the three months ended March 31, 2009 to 4.68% during the same 2010 period reflecting lower LIBOR interest rates during the 2010 quarter compared to the 2009 quarter. The average balances on junior subordinated debentures increased from $294 million during 2009 to $309 million during 2010. The increase in average debenture balances resulted from the deferral of interest which began in March 2009.
     Non-interest income remained at 2009 levels. The increased equity earnings from the Parent Company’s investment in statutory business trusts that issue trust preferred securities and higher fees received from BankAtlantic for executive management services were offset by lower gains on the sales of securities. During the three months ended March 31, 2009, the Parent Company sold 250,233 shares of Stifel common stock received in connection with the contingent earn-out payment from the sale of Ryan Beck for a $120,000 gain. There were no sales of securities for gains during the three months ended March 31, 2010.
     Non-interest expense declined slightly from 2009 levels. Lower foreclosure expenses during 2010 compared to 2009 were offset by higher compensation expenses. The decline in foreclosure expenses reflects a decline in the number of non-performing loans during 2010 compared to 2009. The increase in compensation expenses primarily resulted from higher incentive bonus expenses during the current quarter compared to the same 2009 period.

BankAtlantic Bancorp, Inc. and Subsidiaries
          In March 2008, BankAtlantic transferred non-performing loans to a work-out subsidiary of the Parent Company. The composition of these loans as of March 31, 2010 and December 31, 2009 was as follows (in thousands):

	March 31,	December 31,
	2010	2009
Nonaccrual loans:
Commercial residential real estate:
Builder land bank loans	$5,977	14,060
Land acquisition and development	10,376	10,376
Land acquisition, development and construction	13,450	14,903

Total commercial residential real estate	29,803	39,339
Commercial non-residential real estate	5,523	5,558

Total non-accrual loans	35,326	44,897
Allowance for loan losses — specific reserves	(8,049)	(13,630)

Non-accrual loans, net	27,277	31,267
Performing commercial non-residential loans	3,037	3,116

Loans receivable, net	$30,314	34,383

Real estate owned	$10,532	10,532

          During the first quarter of 2010, the Parent Company foreclosed on a $7.9 million builder land bank loan with a $4.5 million specific reserve and sold the collateral for cash proceeds of $5.2 million. The cash proceeds were received in April 2010. The work-out subsidiary also received $0.2 million from loan principal repayments during the quarter, recognized $4.3 million of charge-offs and reversed $5.6 million of specific reserves associated with these charge-offs.
          The Parent Company’s non-accrual loans include large loan balance lending relationships. Three relationships account for 53% of its $35.3 million of non-accrual loans as of March 31, 2010. The following table outlines general information about these relationships as of March 31, 2010 (in thousands):

	Unpaid
	Principal	Outstanding	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Balance (5)	Reserves	Originated	on Nonaccrual	Date(3)	Type (4)	Full Appraisal
Residential Land Developers
Relationship No. 1	$7,382	$7,382	$2,870	Jan-06	Q1-2008	Q1-2008	Land A&D	Q2-2009
Relationship No. 2(1)	20,000	5,977	—	Mar-05	Q3-2007	Q1-2008	Builder Land	Q3-2009
Relationship No. 3(2)	9,833	5,225	—	Apr-04	Q3-2007	Q4-2007	Land AD&C	Q1-2010

	37,215	18,584	2,870

(1)	During 2008, 2009 and 2010, the Company recognized partial charge-offs on relationship No. 2 aggregating $13.9 million.

(2)	During 2008, 2009 and 2010, BankAtlantic recognized partial charge-offs on relationship No. 3 aggregating $4.6 million.

(3)	The default date is defined as the date of the initial missed payment prior to default.

(4)	Acquisition and development (“A&D”).

(5)	Outstanding balance is the “Unpaid Principal Balance” less write-downs.
          The loans that comprise the above relationships are all collateral dependent. As such, we established specific reserves or recognized partial charge-offs on these loans based on the fair value of the collateral less costs to sell. The fair value of the collateral was determined using third party appraisals for all relationships. Management performs quarterly impairment analyses on these credit relationships subsequent to the date of the appraisal and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal date. However, our policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure. A full appraisal is obtained at the date of foreclosure.

BankAtlantic Bancorp, Inc. and Subsidiaries
          The activity in the Parent Company’s allowance for loan losses was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Balance, beginning of period	$13,630	11,685
Loans charged-off	(4,302)	(684)
Recoveries of loans previously charged-off	—	—

Net (charge-offs)	(4,302)	(684)
(Recovery)/provision for loan losses	(1,279)	757

Balance, end of period	$8,049	11,758

          The $4.3 million of charge-offs primarily related to two loans. One loan was charged-down $2.7 million upon the foreclosure and sale of the collateral. The other loan’s entire balance of $1.2 million was charged-off upon the sale of the remaining collateral. The Parent Company established specific reserves of $5.7 million on these two loans in prior periods and recognized a recovery for loan losses on the sale of these loans during the three months ended March 31, 2010.
          During the three months ended March 31, 2009, the Parent Company recognized a $0.7 million charge-off associated with the foreclosure of a loan.
BankAtlantic Bancorp, Inc. Consolidated Financial Condition
          During the quarter, the Company reduced its total assets with a view to improving its regulatory capital ratios. Total assets were decreased by selling securities available for sale and loans, significantly reducing loan originations and purchases as well as substantially reducing the acquisition of tax certificates. The proceeds from the reduction in earning assets were used to pay down borrowings and to provide liquidity.
          Total assets at March 31, 2010 were $4.7 billion compared to $4.8 billion at December 31, 2009. The changes in components of total assets from December 31, 2009 to March 31, 2010 are summarized below:
•	Increase in cash and cash equivalents primarily reflecting $215.3 million of higher cash balances at the Federal Reserve Bank associated with daily cash management activities;

•	Decrease in securities available for sale reflecting the sale of $43.8 million of mortgage-backed securities as well as repayments;

•	Decrease in tax certificate balances primarily due to redemptions and decreased tax certificate acquisitions compared to prior periods;

•	Decrease in loans receivable balances associated with $40.4 million of charge-offs, $45.8 million from the sale of loans and repayments of loans in the normal course of business combined with a significant decline in loan originations and purchases;

•	Decrease in accrued interest receivable primarily resulting from lower loan balances;

•	Increase in real estate owned associated with residential and commercial loan foreclosures;

•	Decrease in investments in unconsolidated companies associated with the consolidation of our factoring joint venture; and

•	Decrease in office properties and equipment resulting from depreciation.
          The Company’s total liabilities at March 31, 2010 were $4.6 billion compared to $4.7 billion at December 31, 2009. The changes in components of total liabilities from December 31, 2009 to March 31, 2010 are summarized below:
•	Increase in interest bearing deposit account balances associated with a $123.1 million increase in high-yielding interest-bearing checking and savings accounts partially offset by $120.5 million of lower certificates of deposit balances;

•	Increase in non-interest-bearing deposit balances primarily due to increased customer balances in checking accounts reflecting marketing efforts to customers who maintain higher account balances;

•	Lower FHLB advances due to repayments using proceeds from the sales of securities and loan repayments and increases in deposit account balances;

BankAtlantic Bancorp, Inc. and Subsidiaries
•	Decrease in mortgage-backed bonds associated with the repayment of the $0.7 million mortgage-backed bond; and

•	Increase in junior subordinated debentures due to interest deferments.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
          Currently, the Parent Company’s principal source of liquidity is its cash and funds obtained from its wholly-owned work-out subsidiary. The Parent Company also may obtain funds through dividends, and issuance of equity and debt securities, although no dividends from BankAtlantic are anticipated or contemplated in the foreseeable future. The Parent Company has historically used its funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, invest in equity securities and other investments, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. At March 31, 2010, BankAtlantic Bancorp had approximately $311.7 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest obligations on this indebtedness totaled approximately $13.7 million based on interest rates at March 31, 2010 and are generally indexed to three-month LIBOR. In order to preserve liquidity in the current economic environment, the Parent Company elected in February 2009 to commence deferring interest payments on all of its outstanding junior subordinated debentures and to cease paying cash dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow the Parent Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009, and regularly scheduled quarterly interest payments aggregating $17.5 million that would otherwise have been paid during the fifteen months ended March 31, 2010 were deferred. The Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Parent Company may end the deferral by paying all accrued and unpaid interest. The Parent Company anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future. If the Parent Company continues to defer interest on its junior subordinated debentures through the year ended December 31, 2013, it will owe an aggregate of approximately $72.3 million of unpaid interest based on average interest rates as of March 31, 2010. The Company’s financial condition and liquidity could be adversely affected if interest payments were deferred for a prolonged time period.
          During the year ended December 31, 2009 and during the three months ended March 31, 2010, the Parent Company did not receive dividends from BankAtlantic. The ability of BankAtlantic to pay dividends or make other distributions to the Parent Company in subsequent periods is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic has an accumulated deficit during the prior two years, BankAtlantic is required to file an application to receive approval of the OTS in order to pay dividends to the Company. The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, and there is no assurance that the OTS will approve future capital distributions from BankAtlantic. BankAtlantic has not filed an application with the OTS for approval to pay a dividend since September 2008 and the Company does not expect to receive cash dividends from BankAtlantic during 2010, and possibly longer. However, the Company may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans. There is no assurance that the Parent Company will be able to monetize the loans on acceptable terms, if at all.
          During January 2010, BankAtlantic Bancorp commenced cash offers to purchase all outstanding trust preferred securities having an aggregate principal amount of approximately $285 million at a purchase price of $200 per $1,000 liquidation amount, or an aggregate of $57 million. During February 2010, the offer to purchase with respect to the approximate $55 million of publicly traded trust preferred securities issued by BBC Capital Trust II expired without any such trust preferred securities being repurchased, while the expiration date for the offers to purchase relating to the remaining $230 million of trust preferred securities was extended most recently until May 20, 2010. On April 22, 2010, the Company was advised that consents were received from the holders of in excess of 66 2/3% of the most-senior classes of notes issued by Preferred Term Securities IX, Inc. (“PreTSL IX”). The consents directed the trustee of PreTSL IX, The Bank of New York Mellon, to accept the offer for $25.2 million aggregate principal amount of the Fixed/Floating Rate Capital

BankAtlantic Bancorp, Inc. and Subsidiaries
Securities of BBC Capital Statutory Trust X (the “BBC X TruPS”) held by PreTSL IX (the “offer”). The Bank of New York Mellon advised the Company that it will not accept the offer made to PreTSL lX without receiving a greater percentage of consents. We disagree with The Bank of New York Mellon’s interpretation and believe that the consents received exceeded the threshold required by the indenture of PreTSL IX to authorize the trustee to accept the offer made to PreTSL lX. We filed a lawsuit in the Circuit Court in Broward County, Florida seeking a declaratory judgment and order from the Court directing The Bank of New York Mellon, as trustee, and without any liability to the holders of any class of notes issued by PreTSL IX, to act on the direction received. Subsequent to the filing of the lawsuit, certain holders of PreTSL IX withdrew their consents bringing the percentage of consents received to below 66 2/3%. We are continuing to solicit consents in accordance with the terms of the offers and will pursue the declaratory judgment action. The offers to purchase are conditioned upon acceptance of the offers and upon the Company’s receipt of proceeds from a financing transaction in amounts sufficient to purchase the trust preferred securities tendered. There is no assurance that we will succeed in the litigation, or be in a position to consummate the offer made to PreTSL lX or any other offers in accordance with and subject to the terms of the offers.
          In March 2010, the Parent Company contributed $8 million of capital to BankAtlantic and during the year ended December 31, 2009, the Parent Company contributed $105 million of capital to BankAtlantic.
          In February 2010, the Company filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $75 million of Class A common stock, Preferred Stock, subscription rights, warrants or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in a prospectus supplement if and when offered.
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
          The Parent Company has the following cash and investments that it believes provide a source for potential liquidity based on values at March 31, 2010.

	As of March 31, 2010
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value

Cash and cash equivalents	$5,135	—	—	5,135
Securities available for sale	10	—	4	6
Private investment securities	1,500	—	—	1,500

Total	$6,645	—	4	6,641

          The loans transferred to the wholly-owned work-out subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans, sales of real estate owned or sales of interests in the subsidiary. The balance of these loans and real estate owned, net of reserves at March 31, 2010 was $40.8 million. During the three months ended March 31, 2010, the Parent Company experienced net cash outflows of $0.2 million from its work-out subsidiary. Additionally, in March 2010 the Parent Company foreclosed on a loan with a carrying value net of specific reserves of $3.3 million and sold the property to an unrelated third party receiving cash proceeds in April 2010 of $5.2 million.
BankAtlantic Liquidity and Capital Resources
          BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; Treasury and Federal Reserve lending programs; interest payments on loans and securities; capital contributions from the Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses. BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay

BankAtlantic Bancorp, Inc. and Subsidiaries
operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit and Treasury and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition or an increase in interest rates may require BankAtlantic to offer higher interest rates to maintain or grow deposits, which may not be successful in generating deposits, and which would increase its cost of funds or reduce its net interest income. Additionally, BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. BankAtlantic’s unused lines of credit declined from $760 million as of December 31, 2009 to $729 million as of March 31, 2010 due to reductions in available collateral resulting from the sale of mortgage-backed securities and lower loan balances. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, there is a risk that our cost of funds will increase or that borrowing capacity from funding sources may decrease.
          The FDIC has announced that participating depository institutions may provide full deposit insurance coverage for non-interest bearing deposit transaction accounts and interest bearing accounts with rates at or below fifty basis points, regardless of dollar amount. This new, temporary guarantee was originally scheduled to expire at the end of 2009; however, in August 2009, the FDIC extended the program until June 30, 2010, and in March 2010, the FDIC again extended the program until December 31, 2010. BankAtlantic “opted-in” to the additional coverage on the subject deposits. As a result, BankAtlantic is assessed a 15-basis point surcharge for non-interest bearing deposit transaction account balances exceeding the previously insured amount.
          The FHLB has granted BankAtlantic a line of credit capped at 30% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic utilized its FHLB line of credit to borrow $152 million and to obtain a $252 million letter of credit securing public deposits as of March 31, 2010. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $644 million at March 31, 2010. An additional source of liquidity for BankAtlantic is its securities portfolio. As of March 31, 2010, BankAtlantic had $73 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $4 million in funding and at March 31, 2010, BankAtlantic had $2.6 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program. The amount that can be borrowed under this program is dependent on available collateral, and BankAtlantic had unused available borrowings of approximately $85 million as of March 31, 2010, with no amounts outstanding under this program at March 31, 2010. The above lines of credit are subject to periodic review and may be reduced or terminated at any time by the issuer institution. If BankAtlantic’s earnings and credit quality continue to deteriorate and if the current economic trends continue to adversely affect its performance, the above borrowings may be limited, additional collateral may be required or these borrowings may not be available to us at all, in which case BankAtlantic’s liquidity would be materially adversely affected.
          BankAtlantic also has various relationships to acquire brokered deposits, and to execute repurchase agreements, which may be utilized as an alternative source of liquidity. BankAtlantic does not anticipate that its brokered deposit balances will increase significantly in the foreseeable future. At March 31, 2010, BankAtlantic had $28.9 million and $24.7 million of brokered deposits and securities sold under agreements to repurchase outstanding, representing 0.6% and 0.5% of total assets, respectively. Additional repurchase agreement borrowings are subject to available collateral. Additionally, BankAtlantic had total cash on hand or with other financial institutions of $444.5 million as of March 31, 2010.
          BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions have made it more difficult for financial institutions to borrow money. We cannot predict with any degree of certainty how long these adverse market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. There is no assurance that further deterioration in the financial markets will not result in additional market-wide liquidity problems, and affect our liquidity position. BankAtlantic has improved its liquidity position during the three months ended March 31, 2010 by reducing assets, increasing deposits, and paying down borrowings.

BankAtlantic Bancorp, Inc. and Subsidiaries
          BankAtlantic’s commitments to originate loans were $28.8 million at March 31, 2010 compared to $76.5 million at March 31, 2009. At March 31, 2010, total loan commitments represented approximately 0.83% of net loans receivable. BankAtlantic had no commitments to purchase loans at March 31, 2010 or March 31, 2009.
          At March 31, 2010, BankAtlantic had mortgage-backed securities of approximately $29.7 million pledged to secure securities sold under agreements to repurchase, $40.7 million pledged to secure public deposits, and $3.5 million pledged to secure treasury tax and loan accounts and potential borrowings at the Federal Reserve discount window.
          At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio
At March 31, 2010:
Total risk-based capital	$412,440	12.86%	8.00%	10.00%
Tier 1 risk-based capital	349,479	10.90	4.00	6.00
Tangible capital	349,479	7.51	1.50	1.50
Core capital	349,479	7.51	4.00	5.00

At December 31, 2009:
Total risk-based capital	$422,724	12.56%	8.00%	10.00%
Tier 1 risk-based capital	357,660	10.63	4.00	6.00
Tangible capital	357,660	7.58	1.50	1.50
Core capital	357,660	7.58	4.00	5.00
          Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2009.
          The OTS at its discretion can require an institution to maintain capital amounts and ratios significantly above the “well capitalized” requirements based on the risk profile of the specific institution. If higher capital requirements are imposed by the OTS, BankAtlantic could be required to raise additional capital. There is no assurance that BankAtlantic or the Company would be successful in raising additional capital in subsequent periods and the inability to raise capital, if required to do so, could have a material adverse impact on the Company’s business, results of operations and financial condition.
          BankAtlantic works closely with its regulators during the course of its exams and on an ongoing basis. Communications with our regulators include providing information on an ad-hoc, one-time or regular basis related to areas of regulatory oversight and bank operations. As part of such communications, BankAtlantic has provided to its regulators forecasts, strategic business plans and other information relating to anticipated asset balances, asset quality, capital levels, expenses, anticipated earnings, levels of brokered deposits and liquidity, and has indicated that BankAtlantic has no current plans to pay dividends to the Parent Company. The information which BankAtlantic provides to its regulators is based on estimates and assumptions made by management at the time provided, which are inherently uncertain and actual results may be materially different than that estimated or projected.

BankAtlantic Bancorp, Inc. and Subsidiaries
Contractual Obligations and Off Balance Sheet Arrangements as of March 31, 2010 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Time deposits	$840,017	691,566	126,178	17,968	4,305
Long-term debt	333,707	—	22,000	17,512	294,195
Advances from FHLB (1)	152,008	152,008	—	—	—
Operating lease obligations held for sublease	25,108	842	3,210	2,164	18,892
Operating lease obligations held for use	66,056	7,442	16,724	6,633	35,257
Pension obligation	17,884	1,473	3,040	3,342	10,029
Other obligations	13,006	206	4,800	6,400	1,600

Total contractual cash obligations	$1,447,786	853,537	175,952	54,019	364,278

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
          The discussion contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about the Company’s primary market risk which is interest rate risk.
          The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic are unpredictable. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the three months ended March 31, 2010. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the three months ended March 31, 2010, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income.”

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) Exchange Act) were effective as of March 31, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
          There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BankAtlantic Bancorp, Inc. and Subsidiaries
PART II — OTHER INFORMATION

Item 1A.	Risk Factors.
          There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

BANKATLANTIC BANCORP, INC.
May 13, 2010	By:	/s/ Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/ Chairman/President

May 13, 2010	By:	/s/ Valerie C. Toalson
Date		Valerie C. Toalson
Executive Vice President, Chief Financial Officer