Form 10-Q
period 2010-06-30
BANKATLANTIC BANCORP INC
filed 2010-08-16
CIK 921768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ YES     ☒ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	August 6, 2010
Class A Common Stock, par value $0.01 per share	60,061,590
Class B Common Stock, par value $0.01 per share	975,225

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

	June 30,	December 31,
(In thousands, except share data)	2010	2009
ASSETS
Cash and cash equivalents	$420,880	234,797
Interest bearing deposits at other financial institutions	33,863	—
Securities available for sale, at fair value	275,073	320,327
Derivatives, at fair value	638	—
Investment securities, at cost	1,500	1,500
Tax certificates, net of allowance of $8,175 and $6,781	139,731	110,991
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	48,751	48,751
Loans held for sale	5,861	4,547
Loans receivable, net of allowance for loan losses of $187,862 and $187,218	3,381,864	3,689,779
Accrued interest receivable	23,837	32,279
Real estate held for development and sale	6,528	13,694
Real estate owned and other repossessed assets	55,412	46,477
Investments in unconsolidated companies	9,733	12,563
Office properties and equipment, net	194,514	201,686
Goodwill	13,081	13,081
Other assets	44,334	85,145

Total assets	$4,655,600	4,815,617

LIABILITIES AND EQUITY
Liabilities:
Deposits
Interest bearing deposits	$3,085,772	3,142,100
Non-interest bearing deposits	902,481	827,580

Total deposits	3,988,253	3,969,680

Advances from FHLB	115,000	282,012
Securities sold under agreements to repurchase	24,724	24,468
Short-term borrowings	10,025	2,803
Subordinated debentures and bonds payable	22,000	22,697
Junior subordinated debentures	315,160	308,334
Other liabilities	102,972	64,052

Total liabilities	4,578,134	4,674,046

Commitments and contingencies
Equity:
BankAtlantic Bancorp’s stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $.01 par value, authorized 125,000,000 shares; issued and outstanding 52,946,126 and 48,245,042 shares	530	483
Class B common stock, $.01 par value, authorized 9,000,000 shares; issued and outstanding 975,225 and 975,225 shares	10	10
Additional paid-in capital	304,482	296,438
Accumulated deficit	(225,652)	(153,434)

Total equity before accumulated other comprehensive loss	79,370	143,497
Accumulated other comprehensive loss	(2,320)	(1,926)

Total BankAtlantic Bancorp equity	77,050	141,571
Noncontrolling interest	416	—

Total equity	77,466	141,571

Total liabilities and equity	$4,655,600	4,815,617

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

(In thousands, except share and per share data)	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$39,898	47,747	81,532	97,425
Interest and dividends on securities	2,937	6,373	6,735	15,111
Interest on tax certificates	514	3,060	2,870	7,253

Total interest income	43,349	57,180	91,137	119,789

Interest expense:
Interest on deposits	6,021	11,527	13,078	24,514
Interest on advances from FHLB	1	5,082	959	12,246
Interest on short term borrowings	7	19	15	191
Interest on subordinated debentures and bonds payable	3,891	4,280	7,682	8,818

Total interest expense	9,920	20,908	21,734	45,769

Net interest income	33,429	36,272	69,403	74,020
Provision for loan losses	48,553	43,494	79,308	87,771

Net interest loss after provision for loan losses	(15,124)	(7,222)	(9,905)	(13,751)

Non-interest income:
Service charges on deposits	15,502	19,347	30,550	38,032
Other service charges and fees	7,739	8,059	15,117	15,084
Securities activities, net	312	692	3,450	5,132
Other	2,970	3,424	5,870	6,383

Total non-interest income	26,523	31,522	54,987	64,631

Non-interest expense:
Employee compensation and benefits	25,155	25,935	50,533	54,741
Occupancy and equipment	13,745	14,842	27,327	29,753
Advertising and promotion	2,239	1,979	4,183	4,811
Check losses	521	991	953	1,835
Professional fees	4,824	2,695	7,711	6,021
Supplies and postage	921	999	1,919	2,003
Telecommunication	662	586	1,196	1,284
Cost associated with debt redemption	54	1,441	60	2,032
Provision for tax certificates	2,134	1,414	2,867	2,900
Impairment of real estate owned	1,221	411	1,364	623
Restructuring charges and exit activities	1,726	1,406	1,726	3,281
Impairment of goodwill	—	—	—	9,124
FDIC special assessment	—	2,428		2,428
Other	9,447	7,529	16,924	15,011

Total non-interest expense	62,649	62,656	116,763	135,847

Loss from continuing operations before income taxes	(51,250)	(38,356)	(71,681)	(84,967)
Provision for income taxes	—	—	90	—

Loss from continuing operations	(51,250)	(38,356)	(71,771)	(84,967)
Discontinued operations	—	—	—	4,201

Net loss	(51,250)	(38,356)	(71,771)	(80,766)
Less: net income attributable to noncontrolling interest	(239)	—	(447)	—

Net loss attributable to BankAtlantic Bancorp	$(51,489)	(38,356)	(72,218)	(80,766)

Basic loss per share
Continuing operations	$(1.02)	(2.53)	(1.44)	(5.60)
Discontinued operations	—	—	—	0.28

Basic loss per share	$(1.02)	(2.53)	(1.44)	(5.32)

Diluted loss per share
Continuing operations	$(1.02)	(2.53)	(1.44)	(5.60)
Discontinued operations	—	—	—	0.28

Diluted loss per share	$(1.02)	(2.53)	(1.44)	(5.32)

Basic weighted average number of common shares outstanding	50,678,568	15,170,351	50,010,292	15,168,850

Diluted weighted average number of common and common equivalent shares outstanding	50,678,568	15,170,351	50,010,292	15,168,850

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc.
BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2009 and 2010-Unaudited

						Accumulated
					(Accumulated	Other
	Compre-			Additional	Deficit)	Compre-	BankAtlantic	Non-
	hensive		Common	Paid-in	Retained	hensive	Bancorp	Controlling	Total
(In thousands)	Income		Stock	Capital	Earnings	Income (Loss)	Equity	Interest	Equity

BALANCE, DECEMBER 31, 2008	$		113	218,974	32,667	(7,786)	243,968	—	243,968
Net loss		(80,766)	—	—	(80,766)	—	(80,766)	—	(80,766)
Net unrealized gains on securities available for sale		2,246	—	—	—	2,246	2,246	—	2,246

Comprehensive loss		$(78,520)

Dividends on Class A common stock			—	—	(257)	—	(257)	—	(257)
Dividends on Class B common stock			—	—	(25)	—	(25)	—	(25)
Share based compensation expense			—	1,401	—	—	1,401	—	1,401

BALANCE, JUNE 30, 2009	$		113	220,375	(48,381)	(5,540)	166,567	—	166,567

BALANCE, DECEMBER 31, 2009	$		493	296,438	(153,434)	(1,926)	141,571	—	141,571
Net loss		(72,218)	—	—	(72,218)	—	(72,218)	447	(71,771)
Net unrealized losses on securities available for sale		(394)	—	—	—	(394)	(394)	—	(394)

Comprehensive loss		$(72,612)

Cumulative effect of change in accounting principle			—	—	—	—	—	307	307
Non-controlling interest distributions			—	—	—	—	—	(338)	(338)
Issuance of Class A common stock			47	6,881	—	—	6,928	—	6,928
Share based compensation expense			—	1,163	—	—	1,163	—	1,163

BALANCE, JUNE 30, 2010	$		540	304,482	(225,652)	(2,320)	77,050	416	77,466

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Six Months
	Ended June 30,
(In thousands)	2010	2009
Net cash provided by operating activities	$89,355	32,524

Investing activities:
Purchase of interest-bearing deposits in other financial institutions	(33,863)	—
Proceeds from redemption and maturities of investment securities and tax certificates	61,313	88,969
Purchase of investment securities and tax certificates	(93,142)	(57,896)
Purchase of securities available for sale	(21,397)	—
Proceeds from sales of securities available for sale	46,911	205,679
Proceeds from maturities of securities available for sale	51,897	80,047
Purchases of FHLB stock	—	(2,295)
Redemption of FHLB stock	—	8,151
Investments in unconsolidated companies	—	(630)
Distributions from unconsolidated companies	—	174
Net decrease in loans	183,598	185,352
Proceeds from the sales of loans receivable	26,871	5,427
Improvements to real estate owned	(800)	(577)
Proceeds from sales of real estate owned	12,362	1,372
Disposals of office properties and equipment	528	144
Additions to office properties and equipment	(2,424)	(1,720)

Net cash provided by investing activities	231,854	512,197

Financing activities:
Net increase in deposits	18,573	135,251
Prepayment of FHLB advances	(2,061)	(526,032)
Net (repayments) proceeds from FHLB advances	(165,000)	154,000
Increase (decrease) in short-term borrowings	7,478	(253,049)
Repayment of bonds payable	(45)	(90)
Prepayments of bonds payable	(661)	—
Proceeds from issuance of Class A common stock	6,928	—
Noncontrolling interest distributions	(338)	—
Common stock dividends	—	(282)

Net cash used in financing activities	(135,126)	(490,202)

Increase in cash and cash equivalents	186,083	54,519
Cash and cash equivalents at the beginning of period	234,797	158,957

Cash and cash equivalents at end of period	$420,880	213,476

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
(In thousands)	2010	2009
Cash paid or received for:
Interest on borrowings and deposits	$14,925	40,242
Income tax refunds	31,692	—
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to real estate owned	22,115	16,403
Long-lived assets held-for-use transferred to assets held for sale	1,919	—
Long-lived assets held-for-sale transferred to assets held for use	1,239	—
Securities purchased pending settlement	30,002	—
Change in assets and liabilities as of January 1, 2010 upon the consolidation of a factoring joint venture:
Increase in loans receivable	(3,214)	—
Decrease in investment in unconsolidated subsidiaries	3,256	—
Increase in other assets	(367)	—
Increase in other liabilities	18	—
Increase in noncontrolling interest	307	—
See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
1. Presentation of Interim Financial Statements
     BankAtlantic Bancorp, Inc. (the “Company”) is a unitary savings bank holding company organized under the laws of the State of Florida. The Company’s principal asset is its investment in BankAtlantic and its subsidiaries. The Company has two reportable segments, BankAtlantic and the Parent Company. On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. Under the terms of the Ryan Beck sales agreement, the Company received additional consideration based on Ryan Beck revenues over the two year period following the closing of the sale. Included in the Company’s consolidated statement of operations in discontinued operations for the six months ended June 30, 2009 was $4.2 million of earn-out consideration.
     BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida.
     All significant inter-company balances and transactions have been eliminated in consolidation.
     In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of the Company’s consolidated financial condition at June 30, 2010 and December 31, 2009, the consolidated results of operations for the three and six months ended June 30, 2010 and 2009, and the consolidated stockholders’ equity and comprehensive income and cash flows for the six months ended June 30, 2010 and 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2010. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the notes to the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2010. A joint venture that conducts a factoring business was presented under the equity method of accounting in our June 30, 2009 financial statements. This joint venture was consolidated in our June 30, 2010 financial statements upon the implementation of new accounting guidance effective January 1, 2010 (see note 14). The Company adjusted the number of common shares outstanding used for the calculation of earnings per share for prior periods due to the issuance of Class A common stock in July 2010 at a subscription price lower than the market price of the Company’s Class A common stock (see note 13).
     BankAtlantic Bancorp, Inc.’s consolidated financial statements have been prepared on a going concern basis, which reflects the realization of assets and the repayments of liabilities in the normal course of business. Both the Parent Company and BankAtlantic actively manage liquidity and cash flow needs. The Parent Company had cash of $8.4 million as of June 30, 2010, does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013; however, based on current interest rates, accrued and unpaid interest of approximately $72.6 million would be due in December 2013 if interest is deferred until that date. The Parent Company’s operating expenses for the three and six months ended June 30, 2010 were $3.4 million and $5.0 million, respectively, and $1.9 million and $3.6 million for the three and six months ended June 30, 2009, respectively. BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and the availability of borrowings under its lines of credit and Treasury and Federal Reserve lending programs. As of June 30, 2010, BankAtlantic had $454 million of cash and approximately $788 million of available unused borrowings, consisting of $588 million of unused FHLB line of credit capacity, $191 million of unpledged securities, and $9 million of available borrowing capacity at the Federal Reserve. However, such available borrowings are subject to periodic reviews and may be terminated, suspended or reduced at any time. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may reduce the amounts it is able to borrow or make terms of the borrowings and deposits less favorable. As a result, there is a risk that the cost of funds will increase or that the availability of funding sources may decrease.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The substantial uncertainties throughout the Florida and national economies and U.S. banking industry coupled with current market conditions have adversely affected BankAtlantic Bancorp’s and BankAtlantic’s results. As of June 30, 2010, BankAtlantic’s capital was in excess of all regulatory “well capitalized” levels. However, the Office of Thrift Supervision (“OTS”), at its discretion, can at any time require an institution to maintain capital amounts and ratios above the established “well capitalized” requirements based on its view of the risk profile of the specific institution. BankAtlantic’s communications with the OTS include providing information on an ad-hoc, one-time or regular basis related to areas of regulatory oversight and bank operations. As part of such communications, BankAtlantic has provided to its regulators forecasts, strategic business plans and other information relating to anticipated asset balances, asset quality, capital levels, expenses, anticipated earnings, levels of brokered deposits and liquidity, and has indicated that BankAtlantic has no plans to pay dividends to the Parent Company. If higher capital requirements are imposed by its regulators, BankAtlantic could be required to raise additional capital. If BankAtlantic is required to raise additional capital, there is no assurance that the Parent Company or BankAtlantic would be successful in raising the additional capital on favorable terms or at all and may involve the issuance of securities in transactions highly dilutive to BankAtlantic Bancorp’s existing shareholders. Although BankAtlantic Bancorp and BankAtlantic have experienced operating losses since June 2007, BankAtlantic maintains capital at “well capitalized” levels and the Parent Company believes that it maintains sufficient liquidity to fund operations at least through June 30, 2011. However, if unanticipated market factors emerge and/or the Company is unable to execute its plans or if BankAtlantic or the Company requires capital and the Company is unable to raise capital, it could have a material adverse impact on the Company’s business, results of operations and financial condition.
2. Fair Value Measurement
     The following table presents major categories of the Company’s assets measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements using
		Quoted prices in
		Active Markets	Significant Other	Significant
	As of	for Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Mortgage-backed securities	$135,573	—	135,573	—
REMICS (1)	87,270	—	87,270	—
Agency bonds	50,101	—	50,101	—
Municipal bonds	570	—	570	—
Other bonds	250	—	—	250
Foreign currency put options	638	638	—	—
Equity securities	1,309	1,309	—	—

Total	$275,711	1,947	273,514	250

		Fair Value Measurements using
		Quoted prices in
		Active Markets	Significant Other	Significant
	As of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Mortgage-backed securities	$211,945	—	211,945	—
REMICS (1)	107,347	—	107,347	—
Bonds	250	—	—	250
Equity securities	785	785	—	—

Total	$320,327	785	319,292	250

(1)	Real estate mortgage investment conduits (“REMICS”) are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities were guaranteed by government agencies.
     There were no recurring liabilities measured at fair value in the Company’s financial statements as of June 30, 2010 and December 31, 2009.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 (in thousands):

Other
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

     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009 (in thousands):

	Other	Equity
For the Three Months Ended:	Bonds	Securities	Total

Beginning Balance	$250	1,252	1,502
Total gains and losses (realized/unrealized)
Included in earnings	—	(1,378)	(1,378)
Included in other comprehensive income	—	336	336
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance	$250	210	460

	Other	Equity
For the Six Months Ended:	Bonds	Securities	Total

Beginning Balance	$250	1,588	1,838
Total gains and losses (realized/unrealized)
Included in earnings	—	(1,378)	(1,378)
Included in other comprehensive income	—	—	—
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance	$250	210	460

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
     The fair values of agency bonds, municipal bonds, mortgage-backed and real estate mortgage conduit securities are estimated using independent pricing sources and matrix pricing. Matrix pricing uses a market approach valuation technique and Level 2 valuation inputs as quoted market prices are not available for the specific securities that the Company owns. The independent pricing sources value these securities using observable market inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in the secondary institutional market which is the principal market for these types of assets. To validate fair values obtained from the pricing sources, the Company reviews fair value estimates obtained from brokers, investment advisors and others to determine the reasonableness of the fair values obtained from independent pricing sources. The Company reviews any price that it determines may not be reasonable and requires the pricing sources to explain the differences in fair value or reevaluate its fair value.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Other bonds and equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2 or Level 3) with inputs obtained from independent pricing sources, if available. We also obtain non-binding broker quotes to validate fair values obtained from matrix pricing. However, for certain equity and debt securities in which observable market inputs cannot be obtained, we value these securities either using the income approach and pricing models that we have developed or based on observable market data that we adjusted based on our judgment of the factors we believe a market participant would use to value the securities (Level 3).
     The fair value of foreign currency put options was obtained using the market approach and quoted market prices using Level 1 inputs.
     The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2010 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	June 30,	Assets	Inputs	Inputs	Total
Description	2010	(Level 1)	(Level 2)	(Level 3)	Impairments

Loans measured for impairment using the fair value of the underlying collateral	$302,199	—	—	302,199	74,584
Impaired real estate owned	6,578	—	—	6,578	1,364
Impaired real estate held for sale	3,490	—	—	3,490	1,532

Total	$312,267	—	—	312,267	77,480

     The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2009 (in thousands):

		Fair Value Measurements using
		Quoted prices in
		Active Markets	Significant	Significant
	As of	for Identical	Other Observable	Unobservable
	June 30,	Assets	Inputs	Inputs	Total
Description	2009	(Level 1)	(Level 2)	(Level 3)	Impairments

Loans measured for impairment using the fair value of the underlying collateral	$177,326	—	—	177,326	37,744
Impaired real estate owned	2,955	—	—	2,955	623
Impaired real estate held for sale	2,130	—	—	2,130	33
Impaired goodwill	—	—	—	—	9,124

Total	$182,411	—	—	182,411	47,524

     There were no material liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.

BankAtlantic Bancorp, Inc. and Subsidiaries
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
     Impaired Real Estate Owned and Real Estate Held for Sale
     Real estate is generally valued using third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. However, the appraisers or brokers use professional judgments in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date. As a consequence of using appraisals, broker price opinions and adjustments to appraisals, the fair values of the properties are considered a Level 3 valuation.
     Impaired Goodwill
     In determining the fair value of the Company’s reporting units in the test of goodwill for impairment, the Company uses discounted cash flow valuation techniques. This method requires assumptions for expected cash flows and applicable discount rates. The aggregate fair value of all reporting units derived from the above valuation methodology is compared to the Company’s market capitalization adjusted for a control premium in order to determine the reasonableness of the financial model output. A control premium represents the value an investor would pay above minority interest transaction prices in order to obtain a controlling interest in the respective company. The Company uses financial projections over a period of time considered necessary to achieve a steady state of cash flows for each reporting unit. The primary assumptions in the projections include anticipated growth in loans, tax certificates, securities, interest rates and revenue. The discount rates are estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The estimated fair value of a reporting unit is highly sensitive to changes in the discount rate and terminal value assumptions and, accordingly, minor changes in these assumptions could significantly impact the fair value assigned to a reporting unit. Future potential changes in these assumptions may impact the estimated fair value of a reporting unit and cause the fair value of the reporting unit to be below its carrying value. As a result of the significant judgments used in determining the fair value of the reporting units, the fair values of the reporting units use Level 3 inputs in the determination of fair value.
     Goodwill of $13.1 million included on the Company’s statement of financial condition as of June 30, 2010 and December 31, 2009 associated with BankAtlantic’s capital services reporting unit was tested for potential impairment on September 30, 2009 (our annual testing date) and was determined not to be impaired. There were no events that have occurred since the annual testing date that the Company believes would more likely than not reduce the carrying value of our capital services reporting unit below its fair value.

BankAtlantic Bancorp, Inc. and Subsidiaries
Financial Disclosures about Fair Value of Financial Instruments

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$420,880	420,880	234,797	234,797
Interest bearing deposits in other financial institutions	33,863	33,863	—	—
Securities available for sale	275,073	275,073	320,327	320,327
Derivatives	638	638	—	—
Investment securities	1,500	1,500	1,500	1,500
Tax certificates	139,731	142,302	110,991	112,472
Federal home loan bank stock	48,751	48,751	48,751	48,751
Loans receivable including loans held for sale, net	3,387,725	3,014,876	3,694,326	3,392,681
Financial liabilities:
Deposits	3,988,253	3,990,894	3,969,680	3,971,702
Securities sold under agreements to repurchase and short-term borrowings	34,749	34,749	27,271	27,271
Advances from FHLB	115,000	115,000	282,012	282,912
Subordinated debentures and bonds payable	22,000	21,051	22,697	20,645
Junior subordinated debentures	315,160	125,025	308,334	74,943
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
     Interest bearing deposits in other financial institutions are certificates of deposits guaranteed by the FDIC with maturities of less than one year. Due to the FDIC guarantee and the short maturity of these certificates of deposit, the fair value of these deposits approximates the carrying value.
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
     The fair value of tax certificates was calculated using the income approach with Level 3 inputs. The fair value is based on discounted expected cash flows using discount rates that we believe take into account the risk of the cash flows of tax certificates relative to alternative investments.
     The fair value of Federal Home Loan Bank stock is its carrying amount.
     As permitted by applicable accounting guidance, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is shown in the above table at its book value. The fair value of certificates of deposit is based on an income approach with Level 3 inputs. The fair value is calculated using the discounted value of contractual cash flows with the discount rate estimated using current rates offered by BankAtlantic for similar remaining maturities.

BankAtlantic Bancorp, Inc. and Subsidiaries
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
     The fair values of BankAtlantic’s subordinated debentures were based on discounted values of contractual cash flows at a market discount rate adjusted for non-performance risk.
     The fair value of BankAtlantic’s mortgage-backed bonds included in subordinated debentures and notes payable as of December 31, 2009 was based on discounted values of contractual cash flows at a market discount rate. The mortgage-backed bonds were retired during the six months ended June 30, 2010 resulting in a $7,000 loss.
     In determining the fair value of all of the Company’s junior subordinated debentures, the Company used NASDAQ price quotes available with respect to its $64.8 million of publicly traded trust preferred securities related to its junior subordinated debentures (“public debentures”). However, $250.4 million of the outstanding trust preferred securities related to its junior subordinated debentures are not traded, but are privately held in pools (“private debentures”) and with no liquidity or readily determinable source for valuation. We have deferred the payment of interest with respect to all of our junior subordinated debentures as permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at June 30, 2010 and December 31, 2009, and as a practical alternative, management used the NASDAQ price quotes of the public debentures to value all of the outstanding junior subordinated debentures whether privately held or public traded.
     The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not considered significant. (See Note 12 for the contractual amounts of BankAtlantic’s financial instrument commitments.)

BankAtlantic Bancorp, Inc. and Subsidiaries
3. Securities Available for Sale
     The following tables summarize securities available for sale (in thousands):

	As of June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$127,159	8,414	—	135,573
Agency bonds	49,992	109	—	50,101
REMICS (1)	84,229	3,041	—	87,270

Total	261,380	11,564	—	272,944

Investment securities:
Municipal bonds	574	—	4	570
Other bonds	250	—		250
Equity securities	1,260	51	2	1,309

Total investment securities	2,084	51	6	2,129

Total	$263,464	11,615	6	275,073

	As of December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$202,985	8,961	1	211,945
REMICS (1)	104,329	3,037	19	107,347

Total	307,314	11,998	20	319,292

Investment securities:
Other bonds	250	—	—	250
Equity securities	760	31	6	785

Total investment securities	1,010	31	6	1,035

Total	$308,324	12,029	26	320,327

(1)	Real estate mortgage investment conduits (“REMICS”) are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities are guaranteed by government agencies.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal bonds	$570	(4)	—	—	570	(4)
Equity securities	—	—	8	(2)	8	(2)

Total available for sale securities:	$570	(4)	8	(2)	578	(6)

	As of December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Mortgage-backed securities	$—	—	159	(1)	159	(1)
REMICS	—	—	21,934	(19)	21,934	(19)
Equity securities	4	(6)	—	—	4	(6)

Total available for sale securities:	$4	(6)	22,093	(20)	22,097	(26)

     The unrealized losses on the equity securities and municipal bonds are insignificant. Accordingly, the Company does not consider these investments other-than-temporarily impaired at June 30, 2010.
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
     The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
June 30, 2010 (1)	Cost	Value
Due within one year	$718	718
Due after one year, but within five years	50,138	50,245
Due after five years, but within ten years	27,708	28,585
Due after ten years	183,640	194,216

Total	$262,204	273,764

(1)	Scheduled maturities in the above table are based on contractual maturities but may vary significantly from actual maturities due to prepayments.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Included in securities activities, net were (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Gross gains on securities sales	$—	2,070	3,138	6,510

Gross losses on securities sales	—	—	—	—

Proceed from sales of securities	—	43,277	46,911	205,679

     Management reviews its investments portfolio for other-than-temporary declines in value quarterly. As a consequence of the review during 2009, the Company recognized $1.4 million other-than-temporary declines in value related to an equity investment in an unrelated financial institution.
4. Derivatives
     During the three months ended June 30, 2010, BankAtlantic expanded its cruise ship automated teller machine (“ATM”) operations and began dispensing foreign currency from certain ATMs on cruise ships. At June 30, 2010, BankAtlantic had $6.5 million of foreign currency in cruise ship ATMs and recognized a $0.7 million foreign currency unrealized exchange loss which is included in other income in the Company’s statement of operations. BankAtlantic purchased foreign currency put options as an economic hedge for the foreign currency in its cruise ship ATM’s. The terms of the put options and the fair value as of June 30, 2010 were as follows (in thousands, except strike price):

Contract	Expiration	Strike		Fair
Amount	Date	Price	Premium	Value

€2,800	Nov-10	$1.34	$166	333
1,600	Dec-10	1.34	104	200
400	Jan-11	1.34	28	53
400	Apr-11	1.34	31	52

€5,200			$329	638

     Included in securities activities, net in the Company’s statement of operations was $0.3 million of unrealized gains associated with the above put options for the three and six months ended June 30, 2010. The put options were included in derivatives in the Company’s statement of financial condition as of June 30, 2010.
5. Discontinued Operations
     On February 28, 2007, the Company sold Ryan Beck to Stifel. The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on certain defined Ryan Beck revenues during the two-year period immediately following the Ryan Beck sale, which ended on February 28, 2009. The contingent earn-out payments were accounted for when earned as additional proceeds from the sale of Ryan Beck common stock. The Company received additional earn-out consideration of $4.2 million during the six months ended June 30, 2009.

BankAtlantic Bancorp, Inc. and Subsidiaries
6. Restructuring Charges and Exit Activities
     The following provides liabilities associated with restructuring charges and exit activities (in thousands):

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability

Balance at January 1, 2009	$171	1,462	1,633
Expenses incurred	1,946	1,301	3,247
Amounts paid or amortized	(1,693)	(60)	(1,753)

Balance at June 30, 2009	$424	2,703	3,127

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability

Balance at January 1, 2010	$10	3,681	3,691
Expenses incurred	—	216	216
Amounts paid or amortized	(10)	(330)	(340)

Balance at June 30, 2010	$—	3,567	3,567

     In March 2009, the Company reduced its workforce by approximately 130 associates, or 7%, impacting back-office functions as well as our community banking and commercial lending business units. The Company incurred $1.9 million of employee termination costs which were included in the Company’s consolidated statements of operations for the six months ended June 30, 2009. There was no reduction in workforce during the six months ended June 30, 2010; however, in July 2010 the Company reduced its workforce by approximately 105 associates, or 7%, which is not reflected in the Company’s statement of operations for the three and six months ended June 30, 2010.
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
     During the six months ended June 30, 2010 and 2009, the Company recognized $0.2 million and $1.3 million, respectively, of contract termination liabilities in connection with operating leases executed for future branch expansion. In addition, during the six months ended June 30, 2010, BankAtlantic transferred a recently constructed $1.9 million branch facility to assets held for sale based on its decision to seek a buyer for the asset. BankAtlantic also transferred $1.3 million of land from assets held for sale to property held for use as BankAtlantic suspended efforts to seek a buyer due to adverse real estate market conditions in the area where the land was located.

BankAtlantic Bancorp, Inc. and Subsidiaries
7. Loans Receivable
     The loan portfolio consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Real estate loans:
Residential	$1,395,690	1,549,791
Builder land loans	23,482	57,807
Land acquisition and development	150,305	182,235
Land acquisition, development and construction	14,327	26,184
Construction and development	180,469	211,809
Commercial	707,850	688,386
Consumer — home equity	633,126	669,690
Small business	211,829	213,591
Other loans:
Commercial business	129,648	155,226
Small business — non-mortgage	95,717	99,113
Consumer loans	19,300	15,935
Deposit overdrafts	5,701	4,816

Total gross loans	3,567,444	3,874,583

Adjustments:
Premiums, discounts and net deferred fees	2,282	2,414
Allowance for loan losses	(187,862)	(187,218)

Loans receivable — net	$3,381,864	3,689,779

Loans held for sale	$5,861	4,547

     Loans held for sale at June 30, 2010 and December 31, 2009 are loans originated with the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, the mortgage company purchases the loans from BankAtlantic within a defined period of time after the date of funding. BankAtlantic earns the interest income during the period that BankAtlantic owns the loan. Gains from the sale of loans held for sale were $87,000 and $141,000 for the three and six months ended June 30, 2010, respectively, and were $151,000 and $263,000 for the three and six months ended June 30, 2009, respectively.
     The Company sold a land acquisition and development loan during the three months ended June 30, 2010 for net proceeds of $450,000 resulting in net charge-offs of $453,000. During the six months ended June 30, 2010, the Company sold builder land bank loans and land acquisition and development loans for net proceeds of $26.9 million resulting in charge-offs of $20.1 million. Since the Company had established $17.7 million of specific valuation allowances on these loans as of December 31, 2009, the Company incurred a $2.4 million additional writedown in connection with the sales.
     Undisbursed loans in process consisted of the following components (in thousands):

	June 30,	December 31,
	2010	2009
Construction and development	$33,403	43,432
Commercial	30,159	25,696

Total undisbursed loans in process	$63,562	69,128

BankAtlantic Bancorp, Inc. and Subsidiaries
     Allowance for Loan Losses (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance, beginning of period	$177,597	158,397	187,218	137,257
Loans charged-off	(39,167)	(30,332)	(80,590)	(54,261)
Recoveries of loans previously charged-off	879	661	1,926	1,453

Net charge-offs	(38,288)	(29,671)	(78,664)	(52,808)
Provision for loan losses	48,553	43,494	79,308	87,771

Balance, end of period	$187,862	172,220	187,862	172,220

     The following summarizes impaired loans (in thousands):

	June 30, 2010		December 31, 2009
	Gross		Gross
	Recorded	Specific	Recorded	Specific
	Investment	Allowances	Investment	Allowances

Impaired loans with specific valuation allowances	$368,312	101,100	249,477	70,485
Impaired loans without specific valuation allowances	208,734	—	196,018	—

Total	$577,046	101,100	445,495	70,485

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
     The Company continuously monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in total impaired loans as of June 30, 2010 was $396.8 million of collateral dependent loans, of which $197.7 million were measured for impairment using current appraisals and $199.1 million were measured by adjusting appraisals that were less than one year old, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date. Appraised values were adjusted down by an aggregate amount of $37.2 million to reflect current market conditions on 30 loans due to property value declines since the last appraisal dates.
     As of June 30, 2010, impaired loans with specific valuation allowances had been previously written down by $88.3 million and impaired loans without specific valuation allowances had been previously written down by $58.6 million. BankAtlantic had commitments to lend $5.3 million of additional funds on impaired loans as of June 30, 2010.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Contracted interest income	$6,388	6,408	12,065	11,505
Interest income recognized	(769)	(734)	(1,013)	(1,428)

Foregone interest income	$5,619	5,674	11,052	10,077

8. Goodwill
     The Company tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. In response to the deteriorating economic and real estate environments and the effects that the external environment had on BankAtlantic’s business units, BankAtlantic has reduced its asset balances with a view toward strengthening its regulatory capital ratios and revised its projected operating results to reflect a smaller organization. Based on the results of an interim goodwill impairment evaluation undertaken during the first quarter of 2009, the Company recorded an impairment charge of $9.1 million during the six months ended June 30, 2009. No such impairments were recorded during the six months ended June 30, 2010.
9. Short-term Borrowings, Common Stock and Share-based Compensation
     The Company distributed to each holder of record who owned shares of the Company’s Class A common stock and Class B common stock on June 14, 2010 non-transferable subscription rights to purchase 0.327 shares of Class A common stock for each share of Class A and Class B common stock owned on that date. The rights offering was for an aggregate amount of $25 million with a subscription price of $1.50 per share. Shareholders who exercised their basic subscription rights in full were given the opportunity to request to purchase additional shares of the Company’s Class A common stock that were not subscribed for in the rights offering.
     During June 2010, BFC Financial Corporation (“BFC”) exercised its basic subscription rights, in full, amounting to 5,986,865 shares, and requested to purchase an additional 4,013,135 shares of Class A common stock to the extent available. In connection with the exercise of its subscription rights, BFC delivered to the Company $15.0 million in cash, which represented the full purchase price for all of the shares subscribed for by BFC. In exchange, the Company issued to BFC 4,697,184 shares of Class A common stock, which represented substantially all of its basic subscription rights exercised (less only rights relating to shares held in street name), and delivered to BFC a $8.0 million promissory note for the balance of the funds received. The promissory note had a scheduled maturity of July 30, 2010 and was payable in cash or shares of Class A common stock issuable to BFC in connection with its exercise of subscription rights in the rights offering. The $7.0 million of proceeds relating to the shares of Class A common stock issued to BFC in June 2010 were included in stockholders’ equity in the Company’s statement of financial condition as of June 30, 2010. The promissory note was included in short-term borrowings in the Company’s statement of financial condition as of June 30, 2010. The delivery of funds by BFC directly to the Company in connection with the exercise of its subscription rights enabled the Company to contribute the $15.0 million of proceeds from the promissory note and the issuance of Class A common stock to BankAtlantic as a capital contribution prior to the end of the 2010 second quarter.
     In July 2010 in connection with the completion of the rights offering, the Company satisfied the promissory note due to BFC in accordance with its terms by issuing to BFC the additional 5,302,816 shares of the Company’s Class A common stock subscribed for by BFC in the rights offering.
     The rights offering was completed on July 20, 2010 with the Company issuing an aggregate of 13,340,379 shares of Class A common stock for net proceeds of approximately $20 million, including 10,000,000 shares issued to BFC.
     In February 2010, the Board of Directors granted to employees 1,600,000 of restricted stock awards (“RSA”) under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. The Board of Directors also granted 75,000 shares of RSAs to employees of BFC that perform services for the Company. The RSAs vest pro-rata over four years and had a fair value of $1.24 per share at the grant date.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following is a summary of the Company’s non-vested restricted Class A common share activity:

	Class A	Weighted
	Non-vested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2009	19,800	$42.11
Vested	(3,900)	35.85
Forfeited	(5,000)	1.24
Granted	1,675,000	1.24

Outstanding at June 30, 2010	1,685,900	$1.64

10. Related Parties
     The Company, Woodbridge Holdings LLC (“Woodbridge”, the successor by merger to Woodbridge Holdings Corporation which was formerly Levitt Corporation) and Bluegreen Corp. (“Bluegreen”) may be deemed to be under common control. The controlling shareholder of the Company, Woodbridge and Bluegreen is BFC. Shares of BFC’s capital stock representing a majority of the voting power are owned or controlled by the Company’s Chairman and Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and directors of Bluegreen. The Company, BFC and Bluegreen share certain office premises and employee services, pursuant to the agreements described below.
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
     In June 2010, BankAtlantic and the Parent Company entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. BFC is compensated $12,500 per month each by BankAtlantic and the Parent Company and, if BFC’s efforts result in net recoveries of any nonperforming loan or the sale of real estate owned, it will receive a fee equal to 1% of the net value recovered.
     The table below indicates the amounts paid relating to these service arrangements which are included in the Company’s consolidated statement of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Non-interest income:
Other — office facilities	$148	137	289	260
Non-interest expense:
Employee compensation and benefits	(25)	(29)	(46)	(58)
Other — back-office support	(675)	(465)	(1,167)	(906)

Net effect of affiliate transactions before income taxes	$(552)	(357)	(924)	(704)

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

BankAtlantic Bancorp, Inc. and Subsidiaries
     Outstanding options held by former employees consisted of the following as of June 30, 2010:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	44,176	$52.38
Options non-vested	5,281	$95.10
     During the year ended December 31, 2007, the Company issued to BFC employees that perform services for the Company, options to acquire 9,800 shares of the Company’s Class A common stock at an exercise price of $46.90. These options vest in five years and expire ten years from the grant date. The Company recognizes service provider expense on options over the vesting period measured based on the option fair value at each reporting period. The Company recorded $12,000 and $25,000 of service provider expenses relating to these options for the three and six months ended June 30, 2010 and 2009, respectively.
     BankAtlantic, as the seller of securities, entered into securities sold under agreements to repurchase transactions with Woodbridge and BFC in the aggregate of $6.3 million as of June 30, 2009. The Company recognized $9,000 and $28,000 of interest expense in connection with the above repurchase transactions for the three and six months ended June 30, 2009, respectively. These transactions have the same general terms as BankAtlantic’s repurchase agreements with unaffiliated third parties. There were no securities sold under agreements to repurchase transactions with Woodbridge or BFC during the six months ended June 30, 2010.
     BFC and its subsidiaries had deposits at BankAtlantic totaling $3.8 million as of June 30, 2010. The deposits were on the same general terms as offered to unaffiliated third parties.
     As of December 31, 2009, BFC had $7.7 million deposited through the Certificate of Deposit Account Registry Service (“CDARS”) program at BankAtlantic. The CDARS program facilitates the placement of funds into certificates of deposit issued by other financial institutions in increments less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage. BankAtlantic received $28.4 million of deposits from other participating CDARS financial institutions’ customers in connection with this program, and these amounts are included as brokered deposits in the Company’s statement of financial condition as of December 31, 2009. BFC and its subsidiaries did not have funds deposited through the CDARS program as of June 30, 2010.
     In connection with the Company’s rights offering, BFC exercised its subscription rights to purchase an aggregate of 10,000,000 shares of the Company’s Class A Common Stock for an aggregate purchase price of $15 million, resulting in an increase in BFC’s ownership interest in the Company by approximately 8% from 37% to 45% and an increase in BFC’s voting interest by approximately 5% from 66% to 71%.

BankAtlantic Bancorp, Inc. and Subsidiaries
11. Segment Reporting
     Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, types of customers, distribution systems and regulatory environments. The information provided for Segment Reporting is based on internal reports utilized by management. Results of operations are reported through two reportable segments: BankAtlantic and the Parent Company. BankAtlantic activities consist of the banking operations of BankAtlantic and the Parent Company activities consist of equity and debt financings, capital management and acquisition related expenses. Additionally, effective March 31, 2008, a wholly-owned subsidiary of the Parent Company purchased non-performing loans from BankAtlantic. As a consequence, the Parent Company’s activities also include the operating results of the asset work-out subsidiary.
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
     The Company evaluates segment performance based on segment net income from continuing operations after tax. The table below is segment information for segment net income from continuing operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

			Adjusting and
		Parent	Elimination	Segment
For the Three Months Ended:	BankAtlantic	Company	Entries	Total
2010
Interest income	$43,271	81	(3)	43,349
Interest expense	(6,263)	(3,660)	3	(9,920)
(Provision) for loan losses	(43,634)	(4,919)	—	(48,553)
Non-interest income	26,271	511	(259)	26,523
Non-interest expense	(59,515)	(3,393)	259	(62,649)

Segment loss before income taxes	(39,870)	(11,380)	—	(51,250)
Provision for income taxes	—	—	—	—

Segment net loss	$(39,870)	(11,380)	—	(51,250)

Total assets	$4,611,282	401,842	(357,524)	4,655,600

2009
Interest income	$56,991	196	(7)	57,180
Interest expense	(16,913)	(4,002)	7	(20,908)
(Provision) for loan losses	(35,955)	(7,539)	—	(43,494)
Non-interest income	32,776	(973)	(281)	31,522
Non-interest expense	(61,077)	(1,860)	281	(62,656)

Segment loss before income taxes	(24,178)	(14,178)	—	(38,356)

Segment net loss	$(24,178)	(14,178)	—	(38,356)

Total assets	$5,189,711	469,533	(398,219)	5,261,025

BankAtlantic Bancorp, Inc. and Subsidiaries

			Adjusting and
		Parent	Elimination	Segment
For the Six Months Ended:	BankAtlantic	Company	Entries	Total
2010
Interest income	$90,986	159	(8)	91,137
Interest expense	(14,519)	(7,223)	8	(21,734)
(Provision) for loan losses	(75,668)	(3,640)	—	(79,308)
Non-interest income	54,528	969	(510)	54,987
Non-interest expense	(112,236)	(5,037)	510	(116,763)

Segment loss before income taxes	(56,909)	(14,772)	—	(71,681)
Provision for income taxes	(90)	—	—	(90)

Segment net loss	$(56,999)	(14,772)	—	(71,771)

2009
Interest income	$119,400	405	(16)	119,789
Interest expense	(37,553)	(8,232)	16	(45,769)
(Provision) for loan losses	(79,475)	(8,296)	—	(87,771)
Non-interest income	65,641	(513)	(497)	64,631
Non-interest expense	(132,780)	(3,564)	497	(135,847)

Segment loss before income taxes	(64,767)	(20,200)	—	(84,967)

Segment net loss	$(64,767)	(20,200)	—	(84,967)

12. Financial Instruments with Off-balance Sheet Risk
     Financial instruments with off-balance sheet risk were (in thousands):

	June 30,	December 31,
	2010	2009
Commitments to sell fixed rate residential loans	$19,663	23,255
Commitments to originate loans held for sale	13,801	18,708
Commitments to originate loans held to maturity	16,312	43,842
Commitments to extend credit, including the undisbursed portion of loans in process	383,201	396,627
Standby letters of credit	14,665	13,573
Commercial lines of credit	87,960	74,841
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $12.8 million at June 30, 2010. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $1.8 million at June 30, 2010. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at June 30, 2010 and December 31, 2009 were in each period $5,000 of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.
     In the ordinary course of business, the Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations and investing activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel, has recognized legal reserves of $1.0 million and believes its results of operations or financial condition will not be materially impacted by the resolution of these matters. However, there is no assurance that the Company will not incur losses in excess of reserved amounts or in amounts that will be material to its results of operations or financial condition.

BankAtlantic Bancorp, Inc. and Subsidiaries
Concentration of Credit Risk
     BankAtlantic has a high concentration of its consumer home equity and commercial loans in the State of Florida. Real estate values and general economic conditions have significantly deteriorated since the origination dates of these loans. If market conditions in Florida do not improve or deteriorate further, BankAtlantic may be exposed to significant credit losses in these loan portfolios.
     BankAtlantic purchases residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of the decline in real estate values in residential housing markets. Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans results in possible increases in a borrower’s loan payments when the contractually required repayments change due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. At June 30, 2010, BankAtlantic’s residential loan portfolio included $640.0 million of interest-only loans, which represents 48.8% of the residential loan portfolio, with 26.1% of the aggregate principal amount of these interest-only loans secured by collateral located in California. Interest-only residential loans scheduled to become fully amortizing during the six months ended December 31, 2010 and during the year ended December 31, 2011 are $1.6 million and $58.4 million, respectively.

BankAtlantic Bancorp, Inc. and Subsidiaries
13. Earnings per Share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and six months ended June 30, 2010 and 2009 (in thousands, except share data):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Basic loss per share:
Numerator:
Loss from continuing operations	$(51,489)	(38,356)	(72,218)	(84,967)
Discontinued operations	—	—	—	4,201

Net (loss)	$(51,489)	(38,356)	(72,218)	(80,766)

Denominator:
Basic weighted average number of common shares outstanding	50,678,568	15,170,351	50,010,292	15,168,850

Basic loss per share from:
Continuing operations	$(1.02)	(2.53)	(1.44)	(5.60)
Discontinued operations	—	—	—	0.28

Basic loss per share	$(1.02)	(2.53)	(1.44)	(5.32)

Diluted loss per share
Numerator:
Loss from continuing operations	$(51,489)	(38,356)	(72,218)	(84,967)
Discontinued operations	—	—	—	4,201

Net loss	$(51,489)	(38,356)	(72,218)	(80,766)

Denominator:
Basic weighted average number of common shares outstanding	50,678,568	15,170,351	50,010,292	15,168,850

Diluted weighted average shares outstanding	50,678,568	15,170,351	50,010,292	15,168,850

Diluted loss per share from:
Continuing operations	$(1.02)	(2.53)	(1.44)	(5.60)
Discontinued operations	—	—	—	0.28

Diluted loss per share	$(1.02)	(2.53)	(1.44)	(5.32)

Cash dividends per share:
Class A share	$—	—	—	0.0250

Class B share	$—	—	—	0.0250

     During the three and six months ended June 30, 2010 and 2009, 753,295 and 786,808, respectively, of options to acquire shares of Class A common stock were anti-dilutive and not included in the calculation of diluted loss per share. During the three and six months ended June 30, 2010 1,685,900 shares of restricted Class A common stock awards were anti-dilutive.
     On July 20, 2010, the Company completed a rights offering of Class A common stock to its shareholders at a subscription price that was lower than the market price of the Company’s Class A common stock. As a consequence, the rights offering was deemed to contain a bonus element that is similar to a stock dividend requiring the Company to adjust the weighted average number of common shares used to calculate basic and diluted earnings per share in prior periods retrospectively by a factor of 1.0051.

BankAtlantic Bancorp, Inc. and Subsidiaries
14. New Accounting Pronouncements
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
     Beginning with the period ended March 31, 2010, new accounting guidance was implemented requiring the following additional disclosure regarding fair value measurements: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a presentation of gross activity within the Level 3 roll forward. The guidance also included clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The guidance is applicable to all disclosures about recurring and nonrecurring fair value measurements. The effective date of the guidance was the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The additional disclosures made in accordance with this new guidance did not have a material effect on the Company’s financial statements.
     In July 2010, the FASB issued new disclosure guidance about the “Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new guidance provides enhanced disclosures related to the credit quality of financing receivables which includes the Company’s loans receivable and the allowance for credit losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures. Under the new guidance, additional disclosures required for loans receivable include information regarding the aging of past due receivables, credit quality indicators, and modifications of financing receivables. The new guidance is effective for periods ending after December 15, 2010, with the exception of the amendments to the roll forward of the allowance for credit losses and the disclosures about modifications which are effective for periods beginning after December 15, 2010. Comparative disclosures are required only for periods ending subsequent to initial adoption. The Company is currently assessing the effects of adopting the provisions of this new guidance.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and six months ended June 30, 2010 and 2009. The principal assets of the Company consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, continued decreases in real estate values, and increased unemployment or sustained high unemployment rates on our business generally, our regulatory capital ratios, the ability of

BankAtlantic Bancorp, Inc. and Subsidiaries
our borrowers to service their obligations and of our customers to maintain account balances and the value of collateral securing our loans; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans (including those held in the asset workout subsidiary of the Company) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in our trade area, and where our collateral is located; the quality of our real estate based loans including our residential land acquisition and development loans (including Builder land bank loans, Land acquisition and development loans and Land acquisition, development and construction loans) as well as Commercial land loans, other Commercial real estate loans, Residential loans and Consumer loans, and conditions specifically in those market sectors; the quality of our Commercial business loans and conditions specifically in that market sector; the risks of additional charge-offs, impairments and required increases in our allowance for loan losses especially if the economy and real estate markets in Florida do not improve; the impact of additional regulation and litigation regarding overdraft fees; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin and non-interest income; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities, the value of our assets and on the ability of our borrowers to service their debt obligations and maintain account balances; BankAtlantic’s initiatives or strategies not resulting in the growth of core deposits, or profitability; the ability to sell our Tampa operations on acceptable terms or at all; our expense reduction initiatives may not be successful and additional cost savings may not be achieved; we may seek to raise additional capital and such capital may be highly dilutive to BankAtlantic Bancorp’s shareholders or may not be available; and the risks associated with the impact of periodic valuation testing of goodwill, deferred tax assets and other assets. Past performance, actual or estimated new account openings and balance growth may not be indicative of future results. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company cautions that the foregoing factors are not exclusive.
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
Consolidated Results of Operations
     Loss from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended June 30,
	2010	2009	Change
BankAtlantic	$(39,870)	(24,178)	(15,692)
Parent Company	(11,380)	(14,178)	2,798

Net loss	$(51,250)	(38,356)	(12,894)

BankAtlantic Bancorp, Inc. and Subsidiaries
For the Three Months Ended June 30, 2010 Compared to the Same 2009 Period:
     The increase in BankAtlantic’s net loss during the 2010 second quarter compared to the same 2009 quarter primarily resulted from a $7.7 million increase in the provision for loan losses, $3.8 million of lower revenues from service charges on deposits, $1.8 million of lower securities gains and a $3.1 million decline in net interest income. The increase in BankAtlantic’s net loss was partially offset by lower non-interest expenses. The substantial increase in the provision for loan losses primarily related to our commercial real estate loan portfolios as declining real estate values and higher non-performing loans increased charge-offs and loan loss reserves. The higher commercial real estate loan loss provision was partially offset by a lower residential loan loss provision as a result of favorable delinquency and loss migration trends during the three months ended June 30, 2010. The lower revenues from service charges reflect a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees is the result of both our focus on targeting customers who maintain deposit accounts with higher balances and the result of a change in customer behavior. During the three months ended June 30, 2009, BankAtlantic sold agency securities for a $2.1 million gain. There were no agency securities sold during the three months ended June 30, 2010. The decline in BankAtlantic’s net interest income primarily resulted from lower earning asset balances, higher non-performing asset balances, an increase in liquidity resulting in additional cash balances invested in low yielding investments and a $1.4 million reversal of interest income in our tax certificate portfolio associated with out-of-state tax certificate activities. The decline in earning assets was the result of lower loan originations and purchases, reduced acquisitions of tax certificates and sales of agency securities since the second quarter of 2009. The improvement in BankAtlantic’s non-interest expenses during the second quarter of 2010 compared to the same 2009 period reflects lower compensation and occupancy expenses associated with efforts to increase operating efficiencies and non-recurrence of $1.4 million of higher costs associated with debt redemptions in the 2009 quarter as well as a $2.4 million FDIC special assessment during the three months ended June 30, 2009. The above improvements in non-interest expenses were partially offset by $1.7 million in impairments associated with properties acquired for branch expansion as well as higher professional fees associated with class-action securities lawsuits, litigation related to the tax certificate line of business, and higher non-performing asset balances.
     The decrease in the Parent Company’s loss for the 2010 quarter compared to the same 2009 quarter resulted from a $2.6 million decline in the provision for loan losses and a $1.4 million improvement in securities activities partially offset by losses on sale of and impairments on real estate owned. The $2.6 million improvement in the provision for loan losses reflects lower charge-offs associated with the loans transferred from BankAtlantic to an asset work-out subsidiary of the Parent Company in March 2008. The securities activities loss during the three months ended June 30, 2009 resulted from a $1.3 million other than temporary impairment of an equity security. There were no impairments on equity securities recognized during the three months ended June 30, 2010. During the three months ended June 30, 2010, the Parent Company sold certain real estate owned property for a $0.6 million loss and recorded $0.7 million of write-downs on real estate owned due to declining property values subsequent to foreclosure.

	For the Six Months Ended June 30,
(in thousands)	2010	2009	Change
BankAtlantic	$(56,999)	(64,767)	7,768
Parent Company	(14,772)	(20,200)	5,428

Net loss	$(71,771)	(84,967)	13,196

For the Six Months Ended June 30, 2010 Compared to the Same 2009 Period:
     The decrease in BankAtlantic’s net loss during the 2010 period compared to the same 2009 period primarily resulted from a $20.5 million reduction in non-interest expenses partially offset by a decline in net interest income of $5.4 million, $7.5 million of lower revenues from service charges on deposits and a $2.9 million decline in securities activities, net. The improvement in non-interest expense reflects a $9.2 million goodwill impairment charge during the 2009 period with no goodwill impairment charges during the 2010 period. [Additionally, the improvement in non-interest expenses since the 2009 period reflects reduced operating expenses associated with operating expense initiatives, which included a $4.4 million improvement in employee compensation and benefits expense and consolidation of certain back-office facilities.
     The decrease in the Parent Company’s net loss primarily resulted from the same items discussed above for the six months ended June 30, 2010 compared to the same 2009 period, as the provision for loan losses declined $4.7 million in the six month period ended June 30, 2010 compared to the same 2009 period.

BankAtlantic Bancorp, Inc. and Subsidiaries
     During the 2009 quarter, the Company recognized $4.2 million of earnings in discontinued operations relating to additional Ryan Beck contingent earn-out payments under the Ryan Beck merger agreement with Stifel. The earn-out period ended on February 28, 2009.
     BankAtlantic Results of Operations
Net interest income

	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	June 30, 2010			June 30, 2009
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
(dollars in thousands)
Total loans	$3,591,733	39,839	4.44	$4,226,918	47,585	4.50
Investments	648,812	3,432	2.12	727,869	9,405	5.17

Total interest earning assets	4,240,545	43,271	4.08%	4,954,787	56,990	4.60%

Goodwill and core deposit intangibles	15,353			16,618
Other non-interest earning assets	304,066			299,497

Total Assets	$4,559,964			$5,270,902

Deposits:
Savings	$445,686	271	0.24%	$451,122	390	0.35%
NOW	1,525,475	1,786	0.47	1,159,531	1,812	0.63
Money market	386,712	630	0.65	412,065	674	0.66
Certificates of deposit	805,656	3,334	1.66	1,256,299	8,651	2.76

Total interest bearing deposits	3,163,529	6,021	0.76	3,279,017	11,527	1.41

Short-term borrowed funds	33,665	10	0.12	65,604	27	0.17
Advances from FHLB	1,264	1	0.32	625,254	5,082	3.26
Long-term debt	22,000	231	4.21	22,779	276	4.86

Total interest bearing liabilities	3,220,458	6,263	0.78	3,992,654	16,912	1.70
Demand deposits	916,105			810,031
Non-interest bearing other liabilities	54,929			62,835

Total Liabilities	4,191,492			4,865,520
Stockholder’s equity	368,472			405,382

Total liabilities and stockholder’s equity	$4,559,964			$5,270,902

Net interest income/ net interest spread		$37,008	3.30%		$40,078	2.90%

Margin
Interest income/interest earning assets			4.08%			4.60%
Interest expense/interest earning assets			0.59			1.37

Net interest margin			3.49%			3.23%

For the Three Months Ended June 30, 2010 Compared to the Same 2009 Period:
     The decrease in net interest income primarily resulted from a significant reduction in earning assets, interest reversals on tax certificates, and an increase in additional cash balances invested in low yielding investments partially offset by an improvement in the net interest spread and margin driven by lower deposit and funding costs.
     The decline in average earning assets reflects a management decision to slow the origination and purchase of loans, sell agency securities and reduce the purchase of tax certificates in an effort to enhance liquidity and improve regulatory capital ratios. BankAtlantic also experienced significant residential loan repayments due to normal loan amortization as well as a significant amount of loan refinancings associated with low residential mortgage interest rates during 2009 and the first six months of 2010. As a consequence, the average balance of earning assets declined by $714.2 million during the three months ended June 30, 2010 compared to the same 2009 period. This decline in interest earning assets significantly reduced our net interest income.
     The net interest spread and margin improved due to a change in our interest bearing liability funding mix. BankAtlantic used the funds from the reduction in assets and deposit growth to repay FHLB advances and short term wholesale borrowings. As a result, BankAtlantic’s funding mix changed from higher rate FHLB advances to lower rate deposits which resulted in a substantial reduction in BankAtlantic’s cost of funds. While the average FHLB advances were $1.3 million for the three months ended June 30, 2010, the outstanding balance of FHLB advances was $115 million at June 30, 2010. The FHLB advances outstanding at June 30, 2010 were repaid in July 2010.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Also contributing to the reduction in BankAtlantic’s cost of funds was runoff of higher cost certificate of deposit balances and substantial declines in deposit interest rates in the industry. This improvement in the cost of funds was partially offset by interest earning asset yield declines and significantly increased balances in low yielding investments. The decline in average yields on loans reflects lower interest rates during 2010 compared to 2009 and higher non-performing loan balances. Investments primarily consisted of agency mortgage-backed securities, interest bearing deposits at the Federal Reserve Bank and tax certificates. The significant decline in investment yields during the 2010 second quarter compared to the 2009 second quarter resulted from the reversal of $1.4 million of accrued interest income on tax certificates primarily relating to unfavorable court rulings reducing statutory interest rates on certain out-of-state tax certificates and an increase of approximately $200 million in cash balances invested in accounts yielding approximately 25 basis points. The net interest spread and margin were favorably impacted by a significant increase in transaction accounts with a corresponding reduction in certificate of deposit accounts. A portion of maturing certificates of deposit accounts either transferred to transaction accounts or renewed at substantially lower interest rates. The higher transaction account balances reflect the migration of retail certificate of deposit accounts to transaction accounts and new customer accounts. Transaction account growth was also favorably impacted by a shift in our sales and marketing strategy to target potential customers who maintain higher deposit balances.

	Average Balance Sheet - Yield / Rate Analysis
	For the Six Months Ended
	June 30, 2010			June 30, 2009
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
(dollars in thousands)
Total loans	$3,671,378	81,417	4.44	4,291,012	97,191	4.53
Investments	626,281	9,569	3.04	864,527	22,208	5.14

Total interest earning assets	4,297,659	90,986	4.23%	5,155,539	119,399	4.63

Goodwill and core deposit intangibles	15,501			21,269
Other non-interest earning assets	308,594			294,649

Total Assets	$4,621,754			5,471,457

Deposits:
Savings	$435,517	604	0.28%	446,227	890	0.40
NOW	1,496,450	4,004	0.54	1,103,634	3,226	0.59
Money market	373,664	1,259	0.68	416,947	1,447	0.70
Certificates of deposit	850,615	7,211	1.71	1,278,057	18,951	2.99

Total deposits	3,156,246	13,078	0.84	3,244,865	24,514	1.52

Short-term borrowed funds	36,505	23	0.13	171,319	208	0.24
Advances from FHLB	86,663	959	2.23	763,398	12,246	3.23
Long-term debt	22,252	459	4.16	22,799	584	5.17

Total interest bearing liabilities	3,301,666	14,519	0.89	4,202,381	37,552	1.80
Demand deposits	890,391			793,098
Non-interest bearing other liabilities	54,626			62,184

Total Liabilities	4,246,683			5,057,663
Stockholder’s equity	375,071			413,794

Total liabilities and stockholder’s equity	$4,621,754			5,471,457

Net interest income/net interest spread		$76,467	3.35%		$81,847	2.83

Margin
Interest income/interest earning assets			4.23%			4.63
Interest expense/interest earning assets			0.68			1.47

Net interest margin			3.55%			3.16

BankAtlantic Bancorp, Inc. and Subsidiaries
For the Six Months Ended June 30, 2010 Compared to the Same 2009 Period:
     The decrease in net interest income was primarily the result of the items discussed above for the three months ended June 30, 2010 compared to the same 2009 period. The lower net interest income during the 2010 period compared to the same 2009 period primarily resulted from a significant decline in earning assets partially offset by improvements in the net interest spread and the net interest margin as interest rates on interest-bearing liabilities declined more than yields on interest-earning assets. The significant decline in interest rates on interest-bearing liabilities reflects lower deposit interest rates for the 2010 period compared to the 2009 period as well as a shift in our funding mix. During 2010, our deposit funding mix shifted from higher cost certificates of deposit to lower cost transaction accounts. Additionally, proceeds from the decline in earning assets were utilized to repay FHLB advance borrowings which further reduced our cost of funds during the 2010 period.
Asset Quality
     The activity in BankAtlantic’s allowance for loan losses was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance, beginning of period	$169,548	146,639	173,588	125,572

Charge-offs
Residential real estate	(5,233)	(3,923)	(9,414)	(8,511)
Commercial real estate	(14,146)	(10,530)	(35,478)	(16,095)
Commercial business	—	(516)	—	(516)
Consumer	(11,822)	(9,118)	(22,593)	(19,439)
Small business	(2,225)	(2,347)	(3,062)	(5,118)

Total Charge-offs	(33,426)	(26,434)	(70,547)	(49,679)
Recoveries of loans previously charged-off	879	661	1,926	1,453

Net (charge-offs)	(32,547)	(25,773)	(68,621)	(48,226)
Provision for loan losses	43,634	35,955	75,668	79,475

Balance, end of period	$180,635	156,821	180,635	156,821

     During the three months ended June 30, 2010, BankAtlantic recognized $6.4 million and $2.8 million of charge-offs related to builder land bank loans and land acquisition and development loans, respectively. The remaining $4.9 million of commercial real estate loan charge-offs were primarily associated with commercial non-residential loans. During the three months ended June 30, 2009, BankAtlantic recognized $2.0 million and $4.0 million of charge-offs related to builder land bank loans and land acquisition and development loans, respectively. The remaining charge-offs were related to non-residential and multi-family loans.
     During the six months ended June 30, 2010, BankAtlantic recognized an additional $13.5 million of charge-offs related to builder land bank loans that were sold to unrelated third parties. Additionally, during the six months ended June 30, 2010 BankAtlantic recognized a $3.4 million charge-off on a $20 million residential land acquisition and development loan upon the sale of our participation interest at a discount to the lead lender. Commercial residential loans continue to constitute the majority of non-performing commercial real estate loans; however, BankAtlantic is experiencing certain unfavorable credit quality trends in commercial loans collateralized by commercial land and retail income producing properties and may experience higher non-performing loans in these loan categories in future periods.
     The increase in the provision for loan losses for the three months ended June 30, 2010 compared to the same 2009 period primarily resulted from an increase in non-accrual commercial real estate loans and related additional allowance for loan losses associated with those loans and further increases in specific valuation allowances associated with updated valuations.
     The decline in the provision for loan losses for the six months ended June 30, 2010 compared to the same 2009 period reflect lower loan portfolio balances and an improvement in residential loan delinquency and loss migration trends during the six months ended June 30, 2010.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The unemployment rates nationally and in Florida were 9.5% and 11.4%, respectively, at June 30, 2010. There is no assurance that the credit quality of our loan portfolio will improve in subsequent periods and if general economic conditions do not improve in Florida and nationwide, the credit quality of our loan portfolio may continue to deteriorate and additional provisions for loan losses will be required.
     At the indicated dates, BankAtlantic’s non-performing assets and potential problem loans (contractually past due 90 days or more, performing impaired loans or troubled debt restructured loans) were (in thousands):

	As of
	June 30, 2010	December 31, 2009
NONPERFORMING ASSETS
Tax certificates	$2,836	2,161
Commercial real estate	230,007	167,867
Consumer	13,818	14,451
Small business	12,248	9,338
Residential real estate (1)	83,894	76,401
Commercial business	22,159	18,063

Total nonaccrual assets (2)	$364,962	288,281

Residential real estate owned	$11,569	9,607
Commercial real estate owned	32,504	25,442
Small business real estate owned	1,064	580
Consumer real estate owned	356	306
Other repossessed assets	87	10

Total repossessed assets	45,580	35,945

Total nonperforming assets, net	$410,542	324,226

Allowances
Allowance for loan losses	$180,635	173,588
Allowance for tax certificate losses	8,175	6,781

Total allowances	$188,810	180,369

POTENTIAL PROBLEM LOANS
Contractually past due 90 days or more (3)	$2,126	9,960
Performing impaired loans (4)	42,698	6,150
Troubled debt restructured loans	145,739	107,642

TOTAL POTENTIAL PROBLEM LOANS	$190,563	123,752

(1)	Includes $39.2 million and $41.3 million of interest-only residential loans as of June 30, 2010 and December 31, 2009, respectively.

(2)	Includes $60.1 million and $45.7 million of troubled debt restructured loans as of June 30, 2010 and December 31, 2009, respectively.

(3)	The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement or the loan has sufficient collateral that we believe is sufficient to prevent a loss.

(4)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans.
     Non-performing assets were higher at June 30, 2010 compared to December 31, 2009 primarily due to a $76.7 million increase in non-accrual loans and a $9.6 million increase in real estate owned.
     The increase in non-accrual loans at June 30, 2010 compared to December 31, 2009 primarily resulted from a substantial increase in commercial real estate non-accrual loans. During the six months ended June 30, 2010, BankAtlantic transferred $6.9 million of loans to real estate owned, placed $125.0 million of loans on non-accrual, charged-off $35.5 million of loans, moved $10.0 million of loans to accruing and received $10.6 million of proceeds from the sale of loans and short sales. Commercial loans transferred to non-accrual were primarily collateralized by non-residential properties. At June 30, 2010, $43.6 million of non-accrual commercial real estate loans were current as to their payment terms. However, there is no assurance that these loans will subsequently return to an accruing status or that the borrowers will continue to make timely payments, if at all.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The increase in residential non-accrual loans was primarily the result of a prolonged foreclosure process. Residential loan delinquencies excluding non-accrual loans have declined from $26.7 million at December 31, 2009 to $18.5 million at June 30, 2010; however, the foreclosure processes vary by state and can currently take more than 15 months to complete. We believe that the lower delinquencies excluding non-accrual loans may result in lower new non-accrual residential loan balances in the future; however, we anticipate higher residential real estate owned balances in subsequent periods as these non-accrual loans continue through the foreclosure process.
     During the six months ended June 30, 2010, BankAtlantic has experienced increased delinquencies and charge-offs associated with its small business loan portfolio. These adverse trends have resulted in increased non-accrual small business loans as the adverse economic conditions in Florida have impacted our borrowers’ ability to perform under the terms of their loan agreements. If these adverse trends continue in subsequent periods, we may experience an increase in charge-offs and non-accrual small business loans.
     The allowance for tax certificate losses at June 30, 2010 compared to December 2009 reflects the impact of adverse real estate market conditions on our out-of-state tax certificate portfolio.
     The higher balance of repossessed assets at June 30, 2010 compared to December 31, 2009 reflects foreclosures of commercial real estate and residential loans. BankAtlantic attempts to modify loans to credit-worthy borrowers; however, the majority of BankAtlantic’s non-accrual commercial real estate loans are collateral dependent which leaves BankAtlantic few viable options other than initiating the foreclosure process. As non-accrual loans migrate into repossessed assets in the future, we expect repossessed assets to increase.
     BankAtlantic’s potential problem loans at June 30, 2010 increased compared to December 31, 2009 primarily due to an increase in commercial real estate troubled debt restructured loans. In response to current market conditions, BankAtlantic decided, on a case-by-case basis, to modify loans for certain borrowers experiencing financial difficulties and has modified the terms of certain commercial, small business, residential and consumer home equity loans during the six months ended June 30, 2010. Generally, the concessions made to borrowers experiencing financial difficulties may include a variety of modifications, including among others the reduction of contractual interest rates, forgiveness of loan principal upon satisfactory performance under the modified terms, conversion of amortizing loans to interest only payments or the deferral of some interest payments to the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are generally not returned to an accruing status and BankAtlantic does not reset days past due on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period. As a consequence, BankAtlantic at June 30, 2010 had approximately $19.9 million of such modified loans classified as non-accrual that were current under the modified payment terms. However, there is no assurance that the modification of loans will result in increased collections from the borrower or that modified loans which return to an accruing status will not subsequently return to non-accrual status.
     BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of June 30, 2010		As of December 31, 2009
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$46,243	120,487	32,225	83,768
Small business	4,400	9,061	4,520	7,325
Consumer	1,918	13,078	1,744	12,969
Residential	7,573	3,113	7,178	3,580

Total	$60,134	145,739	45,667	107,642

BankAtlantic Bancorp, Inc. and Subsidiaries
     BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Seven relationships accounted for 48.7% of our $252.2 million of non-accrual commercial real estate loans as of June 30, 2010.
     The following table outlines general information about these relationships as of June 30, 2010 (in thousands):

	Unpaid
	Principal	Outstanding	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Balance (6)	Reserves	Originated	on Nonaccrual	Date (4)	Type	Full Appraisal

Residential Land Developers
Relationship No. 1 (1)	$26,731	19,200	3,501	Q3-2004	Q4-2008	Q4-2008	Land A&D (5)	Q4-2009
Relationship No. 2 (2)	12,500	10,064	2,356	Q3-2006	Q1-2009	Q1-2009	Land A&D (5)	Q1-2010

Total	$39,231	29,264	5,857

Commercial Land Developers
Relationship No. 3	$26,210	26,210	8,893	Q2-2006	Q4-2009	Q4-2009	Land A&D (5)	Q1-2010
Relationship No. 4 (3)	20,389	20,389	11,597	Q4-2003	Q2-2010	N/A	Commercial Land	Q2-2010
Relationship No. 5	17,777	17,777	7,068	Q3-2006	Q1-2010	Q1-2010	Commercial mixed-use	Q4-2009
Relationship No. 6	18,421	18,421	—	Q2-2007	Q2-2010	Q2-2010	Commercial Land	Q2-2010
Relationship No. 7	10,778	10,778	1,218	Q3-2007	Q4-2009	Q3-2009	Commercial Land	Q4-2009

Total	$93,575	93,575	28,776

Total of Large Relationships	$132,806	122,839	34,633

(1)	During 2009 and 2010, BankAtlantic recognized partial charge-offs on relationship No. 1 aggregating $6.8 million.

(2)	During 2009, BankAtlantic recognized partial charge-offs on relationship No. 2 of $2.3 million.

(3)	The loan is currently not in default.

(4)	The default date is defined as the date of the initial missed payment prior to default.

(5)	Acquisition and development (“A&D”).

(6)	Outstanding balance is the “Unpaid Principal Balance” less write-downs.
     The following table presents our purchased residential loans by year of origination segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans
							Average
	Outstanding	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Year of Origination	Balance	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

2007	$46,150	64.58%	113.27%	743	742	$4,980	32.35%
2006	52,236	70.70%	120.72%	734	722	4,790	35.65%
2005	68,193	73.76%	118.56%	726	715	10,700	35.68%
2004	340,993	67.96%	80.94%	736	729	19,871	34.41%
Prior to 2004	163,745	67.45%	59.49%	734	730	7,581	33.91%

	Interest Only Purchased Residential Loans
							Average
	Outstanding	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Year of Origination	Balance	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

2007	$88,337	72.03%	128.46%	750	737	$16,808	33.98%
2006	198,595	73.98%	124.77%	741	738	28,575	34.94%
2005	180,317	69.49%	112.81%	741	749	7,967	34.09%
2004	87,247	70.64%	96.15%	744	716	5,132	31.76%
Prior to 2004	85,473	58.41%	77.49%	744	734	2,596	31.59%

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following table presents our purchased residential loans by geographic area segregated by amortizing and interest-only loans (dollars in thousands):

	Amortizing Purchased Residential Loans
							Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

Arizona	$12,209	67.67%	119.96%	731	735	$1,025	33.11%
California	162,499	68.06%	85.34%	739	738	12,034	34.81%
Florida	89,886	69.60%	101.42%	723	711	11,772	35.30%
Nevada	6,076	70.79%	116.79%	738	734	351	36.24%
Other States	400,647	68.18%	80.92%	733	732	23,012	33.72%

	Interest Only Purchased Residential Loans
							Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)

Arizona	$19,840	70.15%	144.52%	752	740	$3,135	32.32%
California	179,186	70.26%	106.49%	742	734	22,102	33.82%
Florida	43,327	67.96%	134.75%	747	735	9,731	31.91%
Nevada	8,598	72.21%	187.82%	745	736	4,269	34.97%
Other States	389,018	69.99%	108.26%	742	742	21,841	33.95%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the first quarter of 2010 from automated valuation models.

(2)	Current FICO scores based on borrowers for which FICO scores were available as of the third quarter of 2009.

(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.
     The table below presents the allocation of the allowance for loan losses (“ALL”) by various loan classifications, the percent of allowance to each loan category (“ALL to total loans percent”) and the percentage of loans in each category to total loans (“Loans to total loans percent”). The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or percentages or that the allowance accurately reflects future charge-off amounts or trends (dollars in thousands):

	June 30, 2010			December 31, 2009
		ALL	Loans		ALL	Loans
		to total	by		to total	by
	ALL	loans	category	ALL	loans	category
	by	in each	to total	by	in each	to total
	category	category	loans	category	category	loans
Commercial business	$9,412	7.27%	3.67%	4,515	2.89%	4.10%
Commercial real estate	98,544	9.42	29.67	91,658	8.21	29.24
Small business	8,993	2.91	8.76	7,998	2.55	8.20
Residential real estate	22,628	1.62	39.60	27,000	1.74	40.60
Consumer	41,058	6.37	18.30	42,417	6.22	17.86

Total allowance for loan losses	$180,635	5.09	100.00	173,588	4.41	100.00

BankAtlantic Bancorp, Inc. and Subsidiaries
     Included in the allowance for loan losses as of June 30, 2010 and December 31, 2009 were specific reserves by loan type as follows (in thousands):

	June 30,	December 31,
	2010	2009
Commercial real estate	$70,007	42,523
Commercial business	8,412	174
Small business	3,061	753
Consumer	2,308	4,621
Residential	10,085	8,784

Total	$93,873	56,855

     The increase in the allowance for loan losses at June 30, 2010 compared to December 31, 2009 primarily resulted from the establishment of specific valuation allowances on commercial real estate and commercial business loans due to the deteriorating financial condition of certain of our borrowers resulting in greater reliance on declining underlying collateral values. The increase in the small business allowance primarily reflected higher general allowances due to unfavorable delinquency trends and an increase in specific reserves associated with impaired loans. The increase in the allowance for commercial and small business loans was partially offset by a decline in the residential and consumer allowance for loan losses. The decline in the consumer allowance reflects lower loan balances, the improvement of delinquency trends excluding non-accruals, and improvements in early-stage delinquency migration from one payment delinquent to two payments delinquent. The reduction in the residential loan allowance for loan losses was primarily due to lower loan balances, improvements in delinquency rates excluding non-accruals, improvements in early-stage delinquency migration, and lower historical loss experience during the six months ended June 30, 2010.
BankAtlantic’s Non-Interest Income

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
(in thousands)	2010	2009	Change	2010	2009	Change

Service charges on deposits	$15,502	19,347	(3,845)	30,550	38,032	(7,482)
Other service charges and fees	7,739	8,059	(320)	15,117	15,084	33
Securities activities, net	309	2,067	(1,758)	3,441	6,387	(2,946)
Income from unconsolidated companies	—	103	(103)	—	181	(181)
Other	2,721	3,200	(479)	5,420	5,957	(537)

Non-interest income	$26,271	32,776	(6,505)	54,528	65,641	(11,113)

     The lower revenues from service charges on deposits during the three and six months ended June 30, 2010 compared to the same 2009 periods primarily resulted from lower overdraft fee income. This decrease in overdraft fee income reflects a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees reflected both our focus on targeting customers who maintain deposit accounts with higher balances and the result of a change in customer behavior. The Federal Reserve adopted new overdraft rules (effective July 1, 2010 for new customers and August 15, 2010 for existing customers), which among other requirements, prohibit banks from automatically enrolling customers in overdraft protection programs. Additionally, Congress has established a consumer protection agency which may further limit the assessment of overdraft fees. We anticipate that these events will result in further declines in our overdraft fee income in future periods.
     The decline in other service charges and fees during the three months ended June 30, 2010 compared to the same 2009 period was primarily due to higher incentive fees received from our third party vendor during the 2009 quarter. This reduction in incentive fee income was partially offset by an increase in interchange income based, we believe, on increased spending by our customers.
     During the three months ended June 30, 2010 BankAtlantic entered into a foreign currency derivative contract as an economic hedge of foreign currency in cruise ship ATMs and recognized a $0.3 million gain on the contract. During the six months ended June 30, 2010, BankAtlantic sold $47.1 million of agency securities for a $3.1 million gain. The net proceeds of $43.8 million from the sales were used to pay down FHLB advance borrowings.

BankAtlantic Bancorp, Inc. and Subsidiaries
     During the three and six months ended June 30, 2009, BankAtlantic sold $41.5 million and $190.6 million of agency securities available for sale for a $2.0 million and $6.3 million gain, respectively.
     Income from unconsolidated companies during the three and six months ended June 30, 2009 represented equity earnings from a joint venture that engages in accounts receivable factoring. The factoring joint venture was consolidated as of January 1, 2010 upon the implementation of new accounting guidance for the consolidation of variable interest entities. The Company has restricted the funding of the factoring joint venture to a maximum of $10 million.
     The decline in other non-interest income for the three and six months ended June 30, 2010 compared to the same 2009 periods was primarily the result of $0.7 million foreign currency unrealized exchange loss associated with foreign currency in cruise ship ATMs. The foreign currency unrealized exchange loss was partially offset by the $0.3 million gain on the derivative contract mentioned above in securities activities, net.
BankAtlantic’s Non-Interest Expense

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2010	2009	Change	2010	2009	Change

Employee compensation and benefits	$24,254	24,985	(731)	48,628	53,063	(4,435)
Occupancy and equipment	13,745	14,842	(1,097)	27,326	29,752	(2,426)
Advertising and business promotion	2,121	1,846	275	4,055	4,627	(572)
Professional fees	4,220	2,336	1,884	6,785	5,280	1,505
Check losses	521	991	(470)	953	1,835	(882)
Supplies and postage	895	991	(96)	1,860	1,991	(131)
Telecommunication	655	580	75	1,184	1,274	(90)
Cost associated with debt redemption	53	1,441	(1,388)	60	2,032	(1,972)
Provision for tax certificates	2,134	1,414	720	2,867	2,900	(33)
Restructuring charges and exit activities	1,726	1,406	320	1,726	3,280	(1,554)
Impairment of real estate owned	521	411	110	664	623	41
Impairment of goodwill	—	—	—	—	9,124	(9,124)
FDIC special assessment	—	2,428	(2,428)	—	2,428	(2,428)
Other	8,670	7,406	1,264	16,128	14,571	1,557

Total non-interest expense	$59,515	61,077	(1,562)	112,236	132,780	(20,544)

     The decline in employee compensation and benefits during the three months ended June 30, 2010 compared to the same 2009 period resulted primarily from a decline in the workforce and lower employee benefit costs. Benefit costs, primarily health insurance and pension costs, were $0.9 million lower during the 2010 quarter compared to the 2009 quarter. BankAtlantic experienced lower health insurance claims during the 2010 quarter. Additionally, costs declined during the 2010 quarter due to the discontinuation of the 401(k) Plan employee match in April 2009 and lower pension expenses due to the appreciation of pension assets during the year ended December 31, 2009.
     The substantial decline in employee compensation and benefits during the six months ended June 30, 2010 compared to the same 2009 period resulted primarily from a decline in the workforce, including a reduction of 130 associates, or 7%, in March 2009. As a consequence of the work force reduction and attrition, the number of full-time equivalent employees declined from 1,770 at December 31, 2008 to 1,492 at June 30, 2010, or a 19% reduction.
     The decline in occupancy and equipment for the three and six months ended June 30, 2010 compared to the same 2009 periods primarily resulted from the consolidation of back-office facilities and lower depreciation and rent expense. Depreciation expense declined by $0.5 million and building maintenance, rent expense and utilities declined by $0.6 million during the 2010 quarter compared to the same 2009 period. Depreciation expense declined by $1.1 million and building maintenance, rent expense and utilities declined by $1.2 million during the 2010 six month period compared to the same 2009 period.
     BankAtlantic’s advertising and business promotion expense during the 2010 quarter remained at the 2009 period levels. Direct mail advertising and advertising postage declined by $0.6 million during the six months ended June 30, 2010 compared to the same 2009 period as the marketing strategy focused less on direct mail advertising and more on enhancing customer relationships.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The higher professional fees during the three and six months ended June 30, 2010 compared to the same 2009 periods primarily resulted from legal and related costs in connection with the class-action securities litigation and secondarily from legal costs associated with tax certificate activities litigation, loan modifications and loan work-outs. Legal expenses during the three and six months ended June 30, 2010 were partially offset by $1.4 million and $3.1 million, respectively, of insurance reimbursements in connection with the class action securities litigation. During 2010, litigation costs on certain cases exceeded the deductible under our director and officer liability insurance and we began receiving eligible cost reimbursements from the insurance carrier. Insurance claim reimbursements are recognized as a reduction to legal fees when the claim is approved by the insurance carrier. The claims under our director and officer liability insurance are on-going and we expect to receive partial reimbursement for litigation costs associated with the pending securities litigation in future periods.
     The lower check losses for the three and six months ended June 30, 2010 compared to the same 2009 periods were primarily related to decreases in customer overdrafts, lower volume of new accounts as well as more stringent overdraft policies.
     The costs associated with debt redemptions during the three months ended June 30, 2010 resulted from the prepayment of a $2 million FHLB advance obligation. During the six months ended June 30, 2010 BankAtlantic prepaid a $0.7 million mortgage-backed bond that was scheduled to mature in September 2013.
     The costs associated with debt redemptions during the three and six months ended June 30, 2009 were the result of prepayment penalties incurred upon the prepayment of $276.4 million and $526.0 million, respectively, of FHLB advances.
     The provision for tax certificates losses during the three and six months ended June 30, 2010 and 2009 reflects charge-offs and increases in tax certificate reserves for certain legacy out-of-state certificates in distressed markets. We have significantly reduced the acquisition of out-of-state tax certificates and concentrate the majority of our tax certificate acquisitions in Florida.
     The restructuring charge for the three months ended June 30, 2010 and 2009 primarily reflects additional impairment charges for real estate held for sale that was originally acquired for store expansion. The restructuring charge for the six months ended June 30, 2009 included one-time termination costs incurred as a result of the March 2009 workforce reduction discussed above.
     BankAtlantic tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Based on the results of an interim impairment evaluation, BankAtlantic recorded an impairment charge of $9.1 million during the six months ended June 30, 2009. BankAtlantic had remaining goodwill of $13.1 million relating to its capital services reporting unit included in its statement of condition as of June 30, 2010. If market conditions do not improve or deteriorate further, BankAtlantic may incur additional goodwill impairment charges in future periods.
     In October 2008, the FDIC adopted a restoration plan to restore its insurance fund to a predefined level. In June 2009, the FDIC imposed a special assessment on all depository institutions of five basis points on adjusted total assets. BankAtlantic’s portion of the FDIC depository institution special assessment was $2.4 million.
     The increase in other non-interest expense for the three and six months ended June 30, 2010 compared to the same 2009 periods related to a $1.2 million loss on the sale of a real estate project. Additionally, BankAtlantic incurred higher property maintenance costs associated with real estate owned and non-performing loans during the 2010 period compared to the same 2009 periods.
     Management continuously reviews non-interest expenses with a view to improving operating efficiencies. In July 2010, BankAtlantic reduced its workforce by approximately 7%. It is expected that the workforce reduction will reduce annual compensation expense by approximately $8 to $10 million. In the third quarter of 2010, BankAtlantic also engaged a consulting firm to assist management in improving processes.
     In August 2010, BankAtlantic announced that, due to the rapidly changing environment in Florida and the banking industry, it has decided to focus on its core markets in South Florida and BankAtlantic began seeking a buyer for its Tampa operations. BankAtlantic’s Tampa operations include 19 branches and approximately $400 million in deposits. BankAtlantic has engaged an investment banking firm to assist it in selling the Tampa operations. It is anticipated that the sale of the Tampa operations will reduce non-interest expenses by approximately $15 to $20 million.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Management’s focus on reducing expenses and increasing operating efficiencies is on-going and BankAtlantic anticipates further expense reductions and operating improvement initiatives during 2010; however, there is no assurance that BankAtlantic will be successful in these efforts.
Parent Company Results of Operations

	For the Three Months			For the Six Months
(in thousands)	Ended June 30,			Ended June 30,
	2010	2009	Change	2010	2009	Change

Net interest expense	$(3,579)	(3,807)	228	(7,064)	(7,828)	764
Provision for loan losses	(4,919)	(7,539)	2,620	(3,640)	(8,296)	4,756

Net interest expense after provision for loan losses	(8,498)	(11,346)	2,848	(10,704)	(16,124)	5,420
Non-interest income	511	(973)	1,484	969	(513)	1,482
Non-interest expense	3,393	1,859	1,534	5,037	3,563	1,474

Parent company loss	$(11,380)	(14,178)	2,798	(14,772)	(20,200)	5,428

     Net interest expense declined during the three and six months ended June 30, 2010 compared to the same 2009 period as a result of lower average interest rates during the 2010 period partially offset by higher debenture average balances. Average rates on junior subordinated debentures decreased from 5.39% and 5.49% during the three and six months ended June 30, 2009 to 4.69% and 4.65% during the same 2010 periods reflecting lower LIBOR interest rates during the 2010 periods compared to the 2009 periods. The average balances on junior subordinated debentures increased from $294 million and $296 million during the 2009 periods to $312 million and $311 million during the 2010 periods. The increase in average debenture balances resulted from the deferral of interest which began in March 2009. Also included in net interest expense during the three and six months ended June 30, 2010 was $59,000 and $114,000 respectively, of interest income on two performing loans aggregating $3.4 million and $22,000 and $45,000 of interest income from investments. Net interest expense during the three and six months ended June 30, 2009 included $162,000 and $234,000, respectively, of interest income on the two performing loans and $34,000 and $171,000, respectively, of interest income from investments.
     Non-interest income during the three months and six months ended June 30, 2010 reflects $249,000 and $490,000, respectively, of fees for executive services provided to BankAtlantic and the remaining non-interest income for the periods was equity earnings from the Parent Company’s investment in statutory business trusts that issue trust preferred securities.
     Non-interest income during the three and six months ended June 30, 2009 included a $1.4 million other—than- temporary decline in value of an investment in an unrelated financial institution and a $120,000 gain on the sale of 250,233 shares of Stifel common stock received in connection with the contingent earn-out payment from the sale of Ryan Beck. Income from executive services provided to BankAtlantic was $281,000 and $497,000 during the three and six months ended June 30, 2009 and the remaining non-interest income for the periods was equity earnings from the Parent Company’s investment in statutory business trusts that issue trust preferred securities.
     The increase in non-interest expense during the three and six months ended June 30, 2010 compared to the same 2009 periods primarily related to a $0.6 million loss on the sale of an REO property and $0.7 million write-downs of REO during the second quarter of 2010.

BankAtlantic Bancorp, Inc. and Subsidiaries
     In March 2008, BankAtlantic transferred non-performing loans to a work-out subsidiary of the Parent Company. The composition of these loans as of June 30, 2010 and December 31, 2009 was as follows (in thousands):

	June 30,	December 31,
	2010	2009

Nonaccrual loans:
Commercial residential real estate:
Builder land bank loans	$5,977	14,060
Land acquisition and development	4,633	10,376
Land acquisition, development and construction	8,225	14,903

Total commercial residential real estate	18,835	39,339
Commercial non-residential real estate	5,523	5,558

Total non-accrual loans	24,358	44,897
Allowance for loan losses — specific reserves	(7,227)	(13,630)

Non-accrual loans, net	17,131	31,267
Performing commercial non-residential loans	2,961	3,116

Loans receivable, net	$20,092	34,383

Real estate owned	$9,832	10,532

     During the six months ended June 30, 2010, the Parent Company foreclosed on a $5.2 million land acquisition, development and construction loan, and a $7.9 million builder land bank loan. The properties obtained from the two foreclosures were sold for cash proceeds of $9.8 million. The work-out subsidiary also received $0.3 million from loan principal repayments during the six month period, and recognized $10.0 million of charge-offs. Specific valuation allowances of $8.5 million were established on the above loans in prior periods.
     The Parent Company’s non-accrual loans include large loan balance lending relationships. Three relationships account for 63% of its $24.4 million of non-accrual loans as of June 30, 2010. The following table outlines general information about these relationships as of June 30, 2010 (in thousands):

	Unpaid
	Principal	Outstanding	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Balance (5)	Reserves	Originated	on Nonaccrual	Date (3)	Type (4)	Full Appraisal

Commercial Business
Relationship No. 1	$5,523	5,523	265	Q4-2005	Q4-2007	Q4-2007	Commercial Land	Q4-2009

Residential Land Developers
Relationship No. 2 (1)	19,881	5,977	627	Q1-2005	Q4-2007	Q1-2008	Builder Land	Q3-2009
Relationship No. 3 (2)	7,796	3,845	2,876	Q4-2003	Q4-2007	Q3-2007	Land AD&C	Q3-2009

Total Residential Land Developers	27,677	9,822	3,503

Total	$33,200	15,345	3,768

(1)	During 2008, 2009 and 2010, the Company recognized partial charge-offs on relationship No. 2 aggregating $13.9 million.

(2)	During 2008 and 2010, the Company recognized partial charge-offs on relationship No. 3 aggregating $4.0 million.

(3)	The default date is defined as the date of the initial missed payment prior to default.

(4)	Acquisition and development (“A&D”).

(5)	Outstanding balance is the “Unpaid Principal Balance” less write-downs.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The loans that comprise the above relationships are all collateral dependent. As such, we established specific reserves or recognized partial charge-offs on these loans based on the fair value of the underlying collateral less costs to sell. The fair value of the collateral was determined using third party appraisals for all relationships. Management performs quarterly impairment analyses on these credit relationships subsequent to the date of the appraisal and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal date. However, our policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure. A full appraisal is generally obtained at the date of foreclosure.
     The activity in the Parent Company’s allowance for loan losses was as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Balance, beginning of period	$8,049	11,758	13,630	11,685
Loans charged-off	(5,741)	(3,898)	(10,043)	(4,582)
Recoveries of loans previously charged-off	—	—	—	—

Net (charge-offs)	(5,741)	(3,898)	(10,043)	(4,582)
Provision for loan losses	4,919	7,539	3,640	8,296

Balance, end of period	$7,227	15,399	7,227	15,399

     The $5.7 million of charge-offs during the three months ended June 30, 2010 related to one builder land bank loan. A specific reserve of $2.9 million was established on this loan during prior periods. The remaining charge-offs during the six months ended June 30, 2010 primarily related to two loans. One loan was charged-down $2.7 million upon the foreclosure and sale of the collateral. The other loan’s entire balance of $1.2 million was charged-off upon the sale of the remaining collateral. The Parent Company established specific reserves of $5.7 million on these two loans in prior periods.
     During the three months ended June 30, 2009, the Parent Company’s work-out subsidiary foreclosed on two loans and recorded $3.9 million of charge-offs. Additionally, during the three months ended June 30, 2009 the Parent Company’s work-out subsidiary specific valuation allowance was increased $3.7 million associated with a decline in the values of collateral on non-performing loans. During the six months ended June 30, 2009, the Parent Company recognized a $0.7 million charge-off associated with a foreclosure.
BankAtlantic Bancorp, Inc. Consolidated Financial Condition
     Total assets at June 30, 2010 were $4.7 billion compared to $4.8 billion at December 31, 2009. The changes in components of total assets from December 31, 2009 to June 30, 2010 are summarized below:
•	Increase in cash and cash equivalents primarily reflecting $191.2 million of higher interest bearing cash balances at the Federal Reserve Bank associated with daily cash management activities;

•	Increase in interest-bearing deposits at other financial institutions associated with the investment of excess cash as yields on certificates of deposit at federally insured financial institutions were higher than alternative short term investment yields;

•	Decrease in securities available for sale reflecting the sale of $43.8 million of mortgage-backed securities as well as repayments partially offset by a $50 million purchase of federal agency debt securities;

•	Increase in derivatives associated with a foreign currency derivative position executed during the second quarter of 2010 as an economic hedge of foreign currency used in our ATM cruise ship operations;

•	Increase in tax certificate balances primarily relating to the purchase of $62.6 million of tax certificates during the second quarter of 2010;

•	Decrease in loans receivable balances associated with $80.6 million of charge-offs, $19.3 million of loans transferred to REO, $45.8 million from the sale of loans and repayments of loans in the normal course of business combined with a significant decline in loan originations and purchases;

•	Decrease in accrued interest receivable primarily resulting from tax certificate activities and lower loan balances;

•	Decrease in real estate held for development and sale reflecting the sale of a $6.5 million property acquired in connection with a financial institution acquisition during 2002;

•	Increase in real estate owned and other repossessed assets associated with residential and commercial loan foreclosures;

BankAtlantic Bancorp, Inc. and Subsidiaries
•	Decrease in investments in unconsolidated companies associated with the consolidation of our factoring joint venture; and

•	Decrease in office properties and equipment resulting from depreciation; and

•	Decline in other assets reflecting a $31 million income tax refund associated with a net operating loss carry-back.
     The Company’s total liabilities at June 30, 2010 were $4.6 billion compared to $4.7 billion at December 31, 2009. The changes in components of total liabilities from December 31, 2009 to June 30, 2010 are summarized below:
•	Decrease in interest bearing deposit account balances associated with a $210.6 million decline in certificate of deposit balances partially offset by higher interest-bearing checking and savings account balances;

•	Increase in non-interest-bearing deposit balances primarily due to increased customer balances in checking accounts;

•	Lower FHLB advances due to repayments using proceeds from the sales of securities and loan repayments and increases in deposit account balances;

•	Decrease in bonds payable associated with the repayment of the $0.7 million mortgage-backed bond;

•	Increase in other liabilities associated with $30.0 million of securities purchased pending settlement; and

•	Increase in junior subordinated debentures due to interest deferrals.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     Currently, the Parent Company’s principal source of liquidity is its cash and funds obtained from its wholly-owned work-out subsidiary. The Parent Company also may obtain funds through dividends, and issuance of equity and debt securities, although no dividends from BankAtlantic are anticipated or contemplated in the foreseeable future. The Parent Company has historically used its funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, invest in equity securities and other investments, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. At June 30, 2010, BankAtlantic Bancorp had approximately $315.2 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest obligations on this indebtedness totaled approximately $14.2 million based on interest rates at June 30, 2010 and are generally indexed to three-month LIBOR. In order to preserve liquidity in the current economic environment, the Parent Company elected in February 2009 to commence deferring interest payments on all of its outstanding junior subordinated debentures and to cease paying cash dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow the Parent Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009, and regularly scheduled quarterly interest payments aggregating $21.0 million that would otherwise have been paid during the eighteen months ended June 30, 2010 were deferred. The Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Parent Company may end the deferral by paying all accrued and unpaid interest. The Parent Company anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future. If the Parent Company continues to defer interest on its junior subordinated debentures through the year ended December 31, 2013, it will owe an aggregate of approximately $72.6 million of unpaid interest based on average interest rates as of June 30, 2010. The Company’s financial condition and liquidity could be adversely affected if interest payments were deferred for a prolonged time period.
     During the year ended December 31, 2009 and during the six months ended June 30, 2010, the Parent Company did not receive dividends from BankAtlantic. The ability of BankAtlantic to pay dividends or make other distributions to the Parent Company in subsequent periods is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic has an accumulated deficit during the prior two years, BankAtlantic is required to file an application to receive approval of the OTS in order to pay dividends to the Company. The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, and there is no assurance that the OTS will approve future capital distributions from BankAtlantic. BankAtlantic has not filed an application with the OTS for approval to pay a dividend since September 2008 and the Company does not expect to receive cash dividends from BankAtlantic during 2010, and possibly longer. However, the Company may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans. There is no assurance that the Parent Company will be able to monetize the loans on acceptable terms, if at all.

BankAtlantic Bancorp, Inc. and Subsidiaries
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
     On June 18, 2010 a prospectus supplement was filed with the Securities and Exchange Commission with respect to a $25 million rights offering to the Company’s shareholders. The Company distributed to each holder of record who owned shares of the Company’s Class A Common Stock and Class B Common Stock on June 14, 2010 non-transferable subscription rights to purchase 0.327 shares of Class A common stock for each share of Class A and Class B common stock owned on that date. The rights offering was for an aggregate amount of $25 million with a subscription price of $1.50 per share. Shareholders who exercised their basic subscription rights in full were given the opportunity to request to purchase additional shares of the Company’s Class A common stock that were not subscribed for in the rights offering.
     During June 2010, BFC exercised its basic subscription rights, in full, amounting to 5,986,865 shares, and requested to purchase an additional 4,013,135 shares of Class A common stock to the extent available. In connection with the exercised of its subscription rights, BFC delivered to the Company $15.0 million in cash, which represented the full purchase price for all of the shares subscribed for by BFC. In exchange, the Company issued to BFC 4,697,184 shares of Class A common stock, which represented substantially all of its basic subscription rights exercise (less only rights relating to shares held in street name), and delivered to BFC a $8.0 million promissory note for the balance of the funds received. The promissory note had a scheduled maturity of July 30, 2010 and was payable in cash or shares of Class A common stock issuable to BFC in connection with its exercise of subscription rights in the rights offering. The $7.0 million of proceeds relating to the shares of Class A common stock issued to BFC in June 2010 were included in stockholders’ equity in the Company’s statement of financial condition as of June 30, 2010. The promissory note was included in short-term borrowings in the Company’s statement of financial condition as of June 30, 2010. The delivery of funds by BFC directly to the Company in connection with the exercise of its subscription rights enabled the Company to contribute the $15.0 million of proceeds from the promissory note and the issuance of Class A common stock to BankAtlantic as a capital contribution prior to the end of the 2010 second quarter.
     In July 2010 in connection with the completion of the rights offering, the Company satisfied the promissory note due to BFC in accordance with its terms by issuing to BFC the additional 5,302,816 shares of the Company’s Class A common stock subscribed for by BFC in the rights offering.
     The rights offering was completed on July 20, 2010 with the Company issuing an aggregate of 13,340,379 shares of Class A common stock for net proceeds of approximately $20 million, including 10,000,000 shares issued to BFC.
     During January 2010, BankAtlantic Bancorp commenced cash offers to purchase all outstanding trust preferred securities having an aggregate principal amount of approximately $285 million at a purchase price of $200 per $1,000 liquidation amount, or an aggregate of $57 million. During February 2010, the offer to purchase with respect to the approximate $55 million of publicly traded trust preferred securities issued by BBC Capital Trust II expired without any such trust preferred securities being repurchased, while the expiration date for the offers to purchase relating to the remaining $230 million of trust preferred securities was extended, most recently until September 30, 2010. On May 21, 2010, the Company increased the purchase price for each Offer to $600 cash per $1,000 in principal amount of each series of the TruPS, which will be an aggregate amount of $138 million if all the TruPS are purchased. The Company has been advised that consents were received from the holders of in excess of 66 2/3% of the most-senior classes of notes issued by Preferred Term Securities IX, Inc. (“PreTSL IX”). The consents directed the trustee of PreTSL IX, The Bank of New York Mellon, to accept the offer for $25.2 million aggregate principal amount of the Fixed/Floating Rate Capital Securities of BBC Capital Statutory Trust X (the “BBC X TruPS”) held by PreTSL IX (the “offer”). The Bank of New York Mellon advised the Company that it will not accept the offer made to PreTSL IX without receiving a greater percentage of consents. We disagree with The Bank of New York Mellon’s interpretation and believe that the consents received exceeded the threshold required by the indenture of PreTSL IX to authorize the trustee to accept the offer made to PreTSL IX. We filed a lawsuit in the Circuit Court in Broward County, Florida seeking a declaratory judgment and order from the Court directing The Bank of New York Mellon, as trustee, and without any liability to the holders of any class of notes issued by PreTSL IX, to act on the direction received. We are continuing to solicit consents in accordance with the terms of the offers and will pursue the declaratory judgment action. The offers to purchase are conditioned upon acceptance of the offers and upon the Company’s receipt of proceeds from a financing transaction in amounts sufficient to purchase the trust preferred securities tendered. There is no assurance that we will succeed in the litigation, or be in a position to consummate the offer made to PreTSL IX or any other offers in accordance with and subject to the terms of the offers.

BankAtlantic Bancorp, Inc. and Subsidiaries
     During the six months ended June 30, 2010, the Parent Company contributed $28 million of capital to BankAtlantic and during the year ended December 31, 2009, the Parent Company contributed $105 million of capital to BankAtlantic.
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
     The Parent Company has the following cash and investments that it believes provide a source for potential liquidity based on values at June 30, 2010.

	As of June 30, 2010
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value

Cash and cash equivalents	$8,395	—	—	8,395
Securities available for sale	10	—	2	8
Private investment securities	1,500	—	—	1,500

Total	$9,905	—	2	9,903

     The non-performing loans transferred to the wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary. The balance of these loans and real estate owned at June 30, 2010 was $37.1 million. During the six months ended June 30, 2010, the Parent Company received net cash flows of $9.4 million from its work-out subsidiary.
BankAtlantic Liquidity and Capital Resources
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; Treasury and Federal Reserve lending programs; interest payments on loans and securities; capital contributions from the Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses. BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit and Treasury and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition or an increase in interest rates may require BankAtlantic to offer higher interest rates to maintain or grow deposits, which may not be successful in generating deposits, and which would increase its cost of funds or reduce its net interest income. Additionally, BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. BankAtlantic’s unused lines of credit declined from $760 million as of December 31, 2009 to $597 million as of June 30, 2010 due to reductions in available collateral resulting from the sale of mortgage-backed securities and lower loan balances. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets or deterioration in BankAtlantic’s financial condition may make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, there is a risk that our cost of funds will increase or that borrowing capacity from funding sources may decrease.

BankAtlantic Bancorp, Inc. and Subsidiaries
     In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law permanently raising the maximum standard deposit insurance amount to $250,000 per depositor, for each account ownership category as defined by the FDIC. In addition to this standard insurance coverage, the FDIC has announced that participating depository institutions may provide full deposit insurance coverage for non-interest bearing deposit transaction accounts and interest bearing accounts with rates at or below fifty basis points, regardless of dollar amount. This new, temporary guarantee was scheduled to expire at December 31, 2010; however, the Act extended the program until December 31, 2012. BankAtlantic “opted-in” to the additional coverage on the subject deposits. As a result, BankAtlantic is assessed a 15-basis point surcharge for non-interest bearing deposit transaction account balances exceeding the insured amount.
     The FHLB has granted BankAtlantic a line of credit capped at 30% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic utilized its FHLB line of credit to borrow $115 million and to obtain a $252 million letter of credit securing public deposits as of June 30, 2010. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $588 million at June 30, 2010. An additional source of liquidity for BankAtlantic is its securities portfolio. As of June 30, 2010, BankAtlantic had $191 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $4 million in funding and at June 30, 2010, BankAtlantic had $2.1 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program. The amount that can be borrowed under this program is dependent on available collateral, and BankAtlantic had unused available borrowings of approximately $9 million as of June 30, 2010, with no amounts outstanding under this program at June 30, 2010. The above lines of credit are subject to periodic review and any of the above borrowings may be limited, or may not be available to us at all or additional collateral could be required, in which case BankAtlantic’s liquidity would be materially adversely affected.
     BankAtlantic also has various relationships to acquire brokered deposits, and to execute repurchase agreements, which may be utilized as an alternative source of liquidity. BankAtlantic does not anticipate that its brokered deposit balances will increase significantly in the foreseeable future. At June 30, 2010, BankAtlantic had $25.3 million and $24.7 million of brokered deposits and securities sold under agreements to repurchase outstanding, representing 0.5% and 0.5% of total assets, respectively. Additional repurchase agreement borrowings are subject to available collateral. Additionally, BankAtlantic had total cash on hand or with other financial institutions of $454.7 million as of June 30, 2010.
     BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions have made it more difficult for financial institutions to borrow money. We cannot predict with any degree of certainty how long these adverse market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. There is no assurance that further deterioration in the financial markets will not result in additional market-wide liquidity problems, and affect our liquidity position. BankAtlantic has improved its liquidity position during the six months ended June 30, 2010 by reducing assets, increasing deposits, and paying down borrowings.
     BankAtlantic’s commitments to originate loans were $30.1 million at June 30, 2010 compared to $76.5 million at June 30, 2009. At June 30, 2010, total loan commitments represented approximately 0.89% of net loans receivable. BankAtlantic had no commitments to purchase loans at June 30, 2010 or June 30, 2009.
     At June 30, 2010, BankAtlantic had mortgage-backed securities of approximately $21.2 million pledged to secure securities sold under agreements to repurchase, $5.5 million pledged to secure public deposits, and $2.9 million pledged to secure treasury tax and loan accounts and potential borrowings at the Federal Reserve discount window.

BankAtlantic Bancorp, Inc. and Subsidiaries
     At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio

At June 30, 2010:
Total risk-based capital	$399,064	12.86%	8.00%	10.00%
Tier 1 risk-based capital	337,567	10.87	4.00	6.00
Tangible capital	337,567	7.36	1.50	1.50
Core capital	337,567	7.36	4.00	5.00

At December 31, 2009:
Total risk-based capital	$422,724	12.56%	8.00%	10.00%
Tier 1 risk-based capital	357,660	10.63	4.00	6.00
Tangible capital	357,660	7.58	1.50	1.50
Core capital	357,660	7.58	4.00	5.00
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

BankAtlantic Bancorp, Inc. and Subsidiaries
     Contractual Obligations and Off Balance Sheet Arrangements as of June 30, 2010 (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Time deposits	$749,948	568,095	157,483	21,679	2,691
Long-term debt	337,160	—	22,000	20,965	294,195
Advances from FHLB (1)	115,000	115,000	—	—	—
Operating lease obligations held for sublease	25,902	1,085	3,209	2,171	19,437
Operating lease obligations held for use	63,743	7,062	16,549	6,491	33,641
Pension obligation	17,884	1,473	3,040	3,342	10,029
Other obligations	13,006	206	4,800	6,400	1,600

Total contractual cash obligations	$1,322,643	692,921	207,081	61,048	361,593

(1)	Payments due by period are based on contractual maturities

(2)	The above table excludes interest payments on interest bearing liabilities
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     The discussion contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about the Company’s primary market risk, which is interest rate risk.
     The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic are unpredictable. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the six months ended June 30, 2010. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the six months ended June 30, 2010, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest Income.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act were effective as of June 30, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BANKATLANTIC BANCORP, INC.
August 16, 2010 Date	By:	/s/ Alan B. Levan
Alan B. Levan
Chief Executive Officer/ Chairman/President

August 16, 2010 Date	By:	/s/ Valerie C. Toalson
Valerie C. Toalson
Executive Vice President, Chief Financial Officer