Form 10-Q
period 2010-09-30
BANKATLANTIC BANCORP INC
filed 2010-11-15
CIK 921768

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☑ YES ☐ NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES ☐ NO
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Outstanding at
Title of Each Class	November 11, 2010
Class A Common Stock, par value $0.01 per share	63,210,221
Class B Common Stock, par value $0.01 per share	975,225

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION — UNAUDITED

	September 30,	December 31,
(In thousands, except share data)	2010	2009
ASSETS
Cash and cash equivalents	$289,635	234,797
Interest bearing deposits at other financial institutions	47,990	—
Securities available for sale, at fair value	446,599	320,327
Derivatives, at fair value	95	—
Investment securities, at cost	1,500	1,500
Tax certificates, net of allowance of $8,452 and $6,781	104,681	110,991
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	45,259	48,751
Loans held for sale	2,839	4,547
Loans receivable, net of allowance for loan losses of $185,947 and $187,218	3,236,703	3,689,779
Accrued interest receivable	23,290	32,279
Real estate held for development and sale	6,533	13,694
Real estate owned and other repossessed assets	67,783	46,477
Investments in unconsolidated companies	10,026	12,563
Office properties and equipment, net	154,427	201,686
Assets held for sale	37,209	—
Goodwill	13,081	13,081
Other assets	40,086	85,145

Total assets	$4,527,736	4,815,617

LIABILITIES AND EQUITY
Liabilities:
Deposits
Interest bearing deposits	$2,688,451	3,142,100
Non-interest bearing deposits	809,830	827,580
Deposits held for sale	339,360	—

Total deposits	3,837,641	3,969,680

Advances from FHLB	180,000	282,012
Securities sold under agreements to repurchase	19,138	24,468
Short-term borrowings	1,810	2,803
Subordinated debentures and bonds payable	22,000	22,697
Junior subordinated debentures	318,802	308,334
Liabilities held for sale	100	—
Other liabilities	84,163	64,052

Total liabilities	4,463,654	4,674,046

Commitments and contingencies
Equity:
BankAtlantic Bancorp’s stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $.01 par value, authorized 125,000,000 shares; issued and outstanding 61,595,321 and 48,245,042 shares	616	483
Class B common stock, $.01 par value, authorized 9,000,000 shares; issued and outstanding 975,225 and 975,225 shares	10	10
Additional paid-in capital	317,304	296,438
Accumulated deficit	(251,061)	(153,434)

Total equity before accumulated other comprehensive loss	66,869	143,497
Accumulated other comprehensive loss	(3,207)	(1,926)

Total BankAtlantic Bancorp equity	63,662	141,571
Noncontrolling interest	420	—

Total equity	64,082	141,571

Total liabilities and equity	$4,527,736	4,815,617

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS — UNAUDITED

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except share and per share data)	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$38,356	45,028	119,888	142,453
Interest and dividends on securities	3,214	4,927	9,949	20,038
Interest on tax certificates	2,837	3,793	5,707	11,046

Total interest income	44,407	53,748	135,544	173,537

Interest expense:
Interest on deposits	4,877	9,420	17,955	33,934
Interest on advances from FHLB	106	2,494	1,065	14,740
Interest on short term borrowings	8	9	23	200
Interest on subordinated debentures and bonds payable	4,107	3,973	11,789	12,791

Total interest expense	9,098	15,896	30,832	61,665

Net interest income	35,309	37,852	104,712	111,872
Provision for loan losses	24,410	63,586	103,718	151,357

Net interest income (expense) after provision for loan losses	10,899	(25,734)	994	(39,485)

Non-interest income:
Service charges on deposits	15,214	19,767	45,764	57,799
Other service charges and fees	7,495	7,355	22,612	22,439
Securities activities, net	(552)	4,774	2,898	9,906
Other	5,204	3,711	11,074	10,094

Total non-interest income	27,361	35,607	82,348	100,238

Non-interest expense:
Employee compensation and benefits	23,549	24,876	74,082	79,617
Occupancy and equipment	13,263	14,553	40,590	44,306
Advertising and promotion	2,026	1,549	6,209	6,360
Check losses	763	1,146	1,716	2,981
Professional fees	6,209	3,470	13,920	9,491
Supplies and postage	983	1,035	2,902	3,038
Telecommunication	702	353	1,898	1,637
Cost associated with debt redemption	—	5,431	60	7,463
Provision (recovery) for tax certificates	885	(198)	3,752	2,702
(Gain) loss on sale of real estate	(442)	67	944	(220)
Impairment of assets held for sale	4,469	—	4,469	—
Impairment of real estate held for development and sale	—	1,131	1,511	1,165
Impairment of real estate owned	500	137	1,864	760
Lease termination costs, net	1,093	383	1,308	1,684
Employee termination costs	2,103	78	2,103	2,024
Impairment of goodwill	—	—	—	9,124
FDIC special assessment	—	—	—	2,428
Other	7,304	7,947	22,842	23,246

Total non-interest expense	63,407	61,958	180,170	197,806

Loss from continuing operations before income taxes	(25,147)	(52,085)	(96,828)	(137,053)
Provision for income taxes	37	3	127	3

Loss from continuing operations	(25,184)	(52,088)	(96,955)	(137,056)
Discontinued operations	—	(500)	—	3,701

Net loss	(25,184)	(52,588)	(96,955)	(133,355)
Less: net income attributable to noncontrolling interest	(225)	—	(672)	—

Net loss attributable to BankAtlantic Bancorp	$(25,409)	(52,588)	(97,627)	(133,355)

Basic loss per share
Continuing operations	$(0.42)	(3.43)	(1.82)	(9.03)
Discontinued operations	—	(0.04)	—	0.24

Basic loss per share	$(0.42)	(3.47)	(1.82)	(8.79)

Diluted loss per share
Continuing operations	$(0.42)	(3.43)	(1.82)	(9.03)
Discontinued operations	—	(0.04)	—	0.24

Diluted loss per share	$(0.42)	(3.47)	(1.82)	(8.79)

Basic weighted average number of common shares outstanding	60,783,516	15,173,773	53,564,819	15,170,509

Diluted weighted average number of common and common equivalent shares outstanding	60,783,516	15,173,773	53,564,819	15,170,509

See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc.
BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended September 30, 2009 and 2010-Unaudited

						Accumulated
					(Accumulated	Other
	Compre-			Additional	Deficit)	Compre-	BankAtlantic	Non-
	hensive		Common	Paid-in	Retained	hensive	Bancorp	Controlling	Total
(In thousands)	Income (loss)		Stock	Capital	Earnings	Income (loss)	Equity	Interest	Equity

BALANCE, DECEMBER 31, 2008	$		113	218,974	32,667	(7,786)	243,968	—	243,968
Net loss		(133,355)	—	—	(133,355)	—	(133,355)	—	(133,355)
Net unrealized gains on securities available for sale		1,950	—	—	—	1,950	1,950	—	1,950
Comprehensive loss		$(131,405)

Dividends on Class A common stock			—	—	(257)	—	(257)	—	(257)
Dividends on Class B common stock			—	—	(25)	—	(25)	—	(25)
Issuance of Class A common stock			380	74,885	—	—	75,265	—	75,265
Share based compensation expense			—	1,896	—	—	1,896	—	1,896

BALANCE, SEPTEMBER 30, 2009	$		493	295,755	(100,970)	(5,836)	189,442	—	189,442

BALANCE, DECEMBER 31, 2009	$		493	296,438	(153,434)	(1,926)	141,571	—	141,571
Net loss		(97,627)	—	—	(97,627)	—	(97,627)	672	(96,955)
Net unrealized losses on securities available for sale		(1,281)	—	—	—	(1,281)	(1,281)	—	(1,281)
Comprehensive loss		$(98,908)

Cumulative effect of change in accounting principle			—	—	—	—	—	307	307
Noncontrolling interest distributions			—	—	—	—	—	(559)	(559)
Issuance of Class A common stock			133	19,468	—	—	19,601	—	19,601
Share based compensation expense			—	1,398	—	—	1,398	—	1,398

BALANCE, SEPTEMBER 30, 2010	$		626	317,304	(251,061)	(3,207)	63,662	420	64,082

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS — UNAUDITED

	For the Nine Months
	Ended September 30,
(In thousands)	2010	2009
Net cash provided by operating activities	$115,942	60,276

Investing activities:
Purchase of interest-bearing deposits in other financial institutions	(47,990)	—
Proceeds from redemption and maturities of investment securities and tax certificates	99,558	135,527
Purchase of investment securities and tax certificates	(97,285)	(63,730)
Purchase of securities available for sale	(248,332)	(50,947)
Proceeds from sales of securities available for sale	57,616	303,821
Proceeds from maturities of securities available for sale	70,674	113,743
Purchases of FHLB stock	—	(2,295)
Redemption of FHLB stock	3,492	8,151
Investments in unconsolidated companies	—	(766)
Distributions from unconsolidated companies	—	296
Net decrease in loans receivable	283,226	305,467
Proceeds from the sales of loans receivable	29,421	5,427
Improvements to real estate owned	(945)	(1,018)
Proceeds from sales of real estate owned	18,899	3,715
Disposals of office properties and equipment	507	280
Additions to office properties and equipment	(2,949)	(2,824)

Net cash provided by investing activities	165,892	754,847

Financing activities:
Net (decrease) increase in deposits	(132,039)	39,683
Prepayment of FHLB advances	(2,068)	(1,159,463)
Net (repayments of) proceeds from FHLB advances	(100,000)	527,000
Decrease in short-term borrowings	(6,323)	(248,227)
Repayment of bonds payable	(45)	(135)
Prepayments of bonds payable	(661)	—
Proceeds from issuance of Class A common stock	19,601	75,265
Noncontrolling interest distributions	(559)	—
Common stock dividends	—	(282)

Net cash used in financing activities	(222,094)	(766,159)

Increase in cash and cash equivalents	59,740	48,964
Cash and cash equivalents at the beginning of period	234,797	158,957
Cash and cash equivalents held for sale	(4,902)	—

Cash and cash equivalents at end of period	$289,635	207,921

See Notes to Consolidated Financial Statements — Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
(In thousands)	2010	2009
Cash paid or received for:
Interest on borrowings and deposits	$20,413	67,797
Income tax refunds	31,692	—
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to real estate owned	40,942	21,268
Office properties and equipment transferred to real estate held for development and sale	1,919	—
Real estate held for development and sale transferred to Office properties and equipment	1,239	—
Transfers to assets held for sale:
Cash	4,902	—
Office properties and equipment	32,307	—
Securities purchased pending settlement	5,239	—
Change in assets and liabilities as of January 1, 2010 upon the consolidation of a factoring joint venture:
Increase in loans receivable	(3,214)	—
Decrease in investment in unconsolidated subsidiaries	3,256	—
Increase in other assets	(367)	—
Increase in other liabilities	18	—
Increase in noncontrolling interest	307	—
See Notes to Consolidated Financial Statements — Unaudited

BankAtlantic Bancorp, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
1. Presentation of Interim Financial Statements
     BankAtlantic Bancorp, Inc. (the “Company”) is a unitary savings bank holding company organized under the laws of the State of Florida. The Company’s principal asset is its investment in BankAtlantic and its subsidiaries. The Company has two reportable segments, BankAtlantic and the Parent Company. On February 28, 2007, the Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. Under the terms of the Ryan Beck sales agreement, the Company received additional consideration based on Ryan Beck revenues over the two year period following the closing of the sale. Included in the Company’s consolidated statement of operations in discontinued operations for the three and nine months ended September 30, 2009 was earn-out consideration net of indemnification obligations.
     BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida.
     All significant inter-company balances and transactions have been eliminated in consolidation. Throughout this document, the term “fair value” in each case is an estimate of fair value as discussed herein.
     In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of the Company’s consolidated financial condition at September 30, 2010, the consolidated results of operations for the three and nine months ended September 30, 2010 and 2009, and the consolidated stockholders’ equity and comprehensive income (loss) and cash flows for the nine months ended September 30, 2010 and 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2010. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2010. A joint venture that conducts a factoring business was presented under the equity method of accounting in our September 30, 2009 financial statements. This joint venture was consolidated in our September 30, 2010 financial statements upon the implementation of new accounting guidance effective January 1, 2010 (see note 15). Additionally, the Company adjusted the number of common shares outstanding used for the calculation of earnings per share for prior periods due to the issuance of Class A common stock in July 2010 at a subscription price lower than the market price of the Company’s Class A common stock (see note 14).
     BankAtlantic Bancorp, Inc.’s consolidated financial statements have been prepared on a going concern basis, which reflects the realization of assets and the repayments of liabilities in the normal course of business. Both the Parent Company and BankAtlantic actively manage liquidity and cash flow needs. The Parent Company had cash of $12.2 million as of September 30, 2010 of which $11.7 million is included in a BankAtlantic reverse repurchase agreement account. The Parent Company does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013; however, based on current interest rates, accrued and unpaid interest of approximately $73.9 million would be due in December 2013 if interest is deferred until that date. The Parent Company’s operating expenses for the three and nine months ended September 30, 2010 were $2.9 million and $7.9 million, respectively, and $2.2 million and $5.7 million for the three and nine months ended September 30, 2009, respectively. BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and the availability of borrowings under its lines of credit and Treasury and Federal Reserve lending programs. As of September 30, 2010, BankAtlantic had $338 million of cash and short-term investments and approximately $915 million of available unused borrowings, consisting of $516 million of unused FHLB line of credit capacity, $391 million of unpledged securities, and $8 million of available borrowing capacity at the Federal Reserve. However, such available borrowings are subject to regular reviews and may be terminated, suspended or reduced at any time. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, adverse litigation or regulatory actions, deterioration in BankAtlantic’s financial condition, may reduce the amounts it is able to borrow, make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, BankAtlantic’s cost of funds could increase and the availability of funding sources could decrease.
     The substantial uncertainties throughout the Florida and national economies and U.S. banking industry coupled with current market conditions have adversely affected BankAtlantic Bancorp’s and BankAtlantic’s results. As of September 30, 2010, BankAtlantic’s capital was in excess of all regulatory “well capitalized” levels. However, the Office of Thrift Supervision (“OTS”), at its discretion, can at any time require an institution to maintain capital amounts and ratios above the

BankAtlantic Bancorp, Inc. and Subsidiaries
established “well capitalized” requirements and otherwise restrict operations based on its view of the risk profile of the specific institution. BankAtlantic’s communications with the OTS include providing information on an ad-hoc, one-time or regular basis related to areas of regulatory oversight and bank operations. As part of such communications, BankAtlantic has and will continue to provide to its regulators forecasts, strategic business plans and other information relating to anticipated asset balances, asset quality, capital levels, expenses, anticipated earnings, and levels of brokered deposits and liquidity. Additionally, BankAtlantic is subject to various restrictions of which include that BankAtlantic will not, unless pursuant to an approved business plan or permitted by the OTS, increase its assets, originate or purchase new commercial real estate loans, acquire or renew brokered deposits or pay dividends to the Parent Company. Further, it may not solicit deposits by offering interest rates at rates significantly higher than market area rates. BankAtlantic currently expects to receive formal communication from the OTS that we anticipate will require BankAtlantic to maintain regulatory capital ratios at levels above the minimum amounts required for “well capitalized” institutions. Higher capital requirements could require BankAtlantic to raise additional capital or to reduce its asset size further, making it more difficult to achieve profitability. There is no assurance that the Parent Company or BankAtlantic would be successful in raising additional capital on favorable terms or at all, and if successful, may involve the issuance of securities in transactions highly dilutive to BankAtlantic Bancorp’s existing shareholders. If BankAtlantic is not able to meet higher regulatory capital requirements, BankAtlantic’s operations would be further restricted and its results of operations would be materially adversely impacted. Although BankAtlantic Bancorp and BankAtlantic have experienced operating losses since June 2007, the Company believes that it maintains sufficient liquidity to fund operations at least through September 30, 2011. However, if unanticipated market factors emerge and/or the Company is unable to execute its plans or if BankAtlantic or the Company requires capital and the Company is unable to raise capital, it could have a material adverse impact on the Company’s business, results of operations and financial condition.
2. Fair Value Measurement
     The following table presents major categories of the Company’s assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements using
		Quoted prices in
		Active Markets	Significant Other	Significant
	As of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Mortgage-backed securities	$123,927	—	123,927	—
REMICS (1)	78,805	—	78,805	—
Agency bonds	90,375	—	90,375	—
Municipal Bonds	152,177	—	152,177	—
Foreign currency put options	95	95	—	—
Equity securities	1,315	1,315	—	—

Total	$446,694	1,410	445,284	—

		Fair Value Measurements using
		Quoted prices in
		Active Markets	Significant Other	Significant
	As of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Mortgage-backed securities	$211,945	—	211,945	—
REMICS (1)	107,347	—	107,347	—
Bonds	250	—	—	250
Equity securities	785	785	—	—

Total	$320,327	785	319,292	250

(1)	Real estate mortgage investment conduits (“REMICS”) are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities are guaranteed by government agencies.

BankAtlantic Bancorp, Inc. and Subsidiaries
     There were no recurring liabilities measured at fair value in the Company’s financial statements as of September 30, 2010 and December 31, 2009.
     The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 (in thousands):

Other
Bonds
Beginning Balance	$250
Total gains and losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances, and settlements	(250)
Transfers in and/or out of Level 3	—

Ending balance	$—

     There were no assets measured at fair value on a recurring basis using significant unobservable inputs for the three and nine months ended September 30, 2010. The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 (in thousands):

		Equity
For the Three Months Ended September 30, 2009:	Bonds	Securities	Total

Beginning Balance	$250	210	460
Total gains and losses (realized/unrealized)
Included in earnings	—	—	—
Included in other comprehensive income	—	(46)	(46)
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance	$250	164	414

		Equity
For the Nine Months Ended September 30, 2009:	Bonds	Securities	Total

Beginning Balance	$250	1,588	1,838
Total gains and losses (realized/unrealized)
Included in earnings	—	(1,378)	(1,378)
Included in other comprehensive income	—	(46)	(46)
Purchases, issuances, and settlements	—	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance	$250	164	414

     The $1.4 million loss included in securities activities, net in the Company’s statement of operations for the nine months ended September 30, 2009 represented an other-than-temporary impairment associated with a decline in value related to an equity investment in an unrelated financial institution.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
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
     The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2010 (in thousands):

	Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	September 30,	Assets	Inputs	Inputs	Total
Description	2010	(Level 1)	(Level 2)	(Level 3)	Impairments

Loans measured for impairment using the fair value of the underlying collateral	$304,275	—	—	304,275	93,649
Impaired real estate assets held for sale	13,964	—	—	13,964	4,469
Impaired real estate owned	10,437	—	—	10,437	1,864
Impaired real estate held for development and sale	3,490	—	—	3,490	1,532

Total	$332,166	—	—	332,166	101,514

     The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2009 (in thousands):

	Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant
		for Identical	Other Observable	Unobservable
	September 30,	Assets	Inputs	Inputs	Total
Description	2009	(Level 1)	(Level 2)	(Level 3)	Impairments

Loans measured for impairment using the fair value of the underlying collateral	$219,173	—	—	219,173	78,710
Impaired real estate owned	4,373	—	—	4,373	760
Impaired real estate held for development and sale	11,330	—	—	—	1,165
Impaired goodwill	—	—	—	—	9,124

Total	$234,876	—	—	223,546	89,759

     There were no material liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Loans Measured For Impairment
     Impaired loans are generally valued based on the fair value of the underlying collateral. The Company primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and we may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, we use our judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the calculation of the fair value of the collateral uses Level 3 inputs. The Company generally uses third party broker price opinions or an automated valuation service to measure the fair value of the collateral for impaired homogenous loans in the establishment of specific reserves or charge-downs when these loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in the determination of the fair values.
     Impaired Real Estate Owned, Assets Held for Sale and Real Estate Held for Development and Sale
     Real estate is generally valued using third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. However, the appraisers or brokers use professional judgments in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date. As a consequence of using appraisals, broker price opinions and adjustments to appraisals, the fair values of the properties are considered a Level 3 valuation.
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
     Goodwill of $13.1 million included on the Company’s statement of financial condition as of September 30, 2010 and December 31, 2009 associated with BankAtlantic’s capital services reporting unit was tested for potential impairment on September 30, 2010 (our annual testing date) and was determined not to be impaired. As of September 30, 2010 the estimated fair value of the Company’s capital services reporting unit exceeded the estimated fair value of the underlying assets by $20.0 million. If market conditions do not improve or deteriorate further, the Company may recognize goodwill impairment charges in future periods.

BankAtlantic Bancorp, Inc. and Subsidiaries
Financial Disclosures about Fair Value of Financial Instruments

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$289,635	289,635	234,797	234,797
Interest bearing deposits in other financial institutions	47,990	47,990	—	—
Securities available for sale	446,599	446,599	320,327	320,327
Derivatives	95	95	—	—
Investment securities	1,500	1,500	1,500	1,500
Tax certificates	104,681	105,723	110,991	112,472
FHLB stock	45,259	45,259	48,751	48,751
Loans receivable including loans held for sale, net	3,239,542	2,869,943	3,694,326	3,392,681
Financial liabilities:
Deposits	3,837,641	3,840,999	3,969,680	3,971,702
Short term borrowings	20,948	20,948	27,271	27,271
Advances from FHLB	180,000	179,935	282,012	282,912
Subordinated debentures and notes payable	22,000	21,165	22,697	20,645
Junior subordinated debentures	318,802	114,150	308,334	74,943
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
     The fair value of BankAtlantic’s mortgage-backed bonds included in subordinated debentures and notes payable as of December 31, 2009 was based on discounted values of contractual cash flows at a market discount rate. The mortgage-backed bonds were retired during the nine months ended September 30, 2010 resulting in a $7,000 loss.
     In determining the fair value of all of the Company’s junior subordinated debentures, the Company used NASDAQ price quotes available with respect to its $66.1 million of publicly traded trust preferred securities related to its junior subordinated debentures (“public debentures”). However, $252.7 million of the outstanding trust preferred securities related to its junior subordinated debentures are not traded, but are privately held in pools (“private debentures”) and with no liquidity or readily determinable source for valuation. We have deferred the payment of interest with respect to all of our junior subordinated debentures as permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at September 30, 2010 and December 31, 2009, and as a practical alternative, management used the NASDAQ price quotes of the public debentures to value all of the outstanding junior subordinated debentures whether privately held or public traded.
     The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not considered significant. (See Note 13 for the contractual amounts of BankAtlantic’s financial instrument commitments.)

BankAtlantic Bancorp, Inc. and Subsidiaries
3. Securities Available for Sale
The following tables summarize securities available for sale (in thousands):

	As of September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$116,836	7,091	—	123,927
Agency Bonds	89,996	379	—	90,375
REMICS (1)	75,602	3,203	—	78,805

Total	282,434	10,673	—	293,107

Investment Securities:
Municipal Bonds	152,183	71	77	152,177
Equity securities	1,260	57	2	1,315

Total investment securities	153,443	128	79	153,492

Total	$435,877	10,801	79	446,599

	As of December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$202,985	8,961	1	211,945
REMICS (1)	104,329	3,037	19	107,347

Total	307,314	11,998	20	319,292

Investment Securities:
Other bonds	250	—	—	250
Equity securities	760	31	6	785

Total investment securities	1,010	31	6	1,035

Total	$308,324	12,029	26	320,327

(1)	Real estate mortgage investment conduits (“REMICS”) are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities are guaranteed by government agencies.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Municipal notes	88,337	(77)	—	—	88,337	(77)
Equity securities	—	—	8	(2)	8	(2)

Total available for sale securities:	$88,337	(77)	8	(2)	88,345	(79)

	As of December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Mortgage-backed securities	$—	—	159	(1)	159	(1)
REMICS	—	—	21,934	(19)	21,934	(19)
Equity securities	4	(6)	—	—	4	(6)

Total available for sale securities:	$4	(6)	22,093	(20)	22,097	(26)

     The unrealized losses on the equity securities are insignificant. The municipal notes are insured general obligations of the municipality and have maturities of approximately one year or less and BankAtlantic expects to receive its entire investment in the note upon maturity. Accordingly, the Company does not consider these investments other-than-temporarily impaired at September 30, 2010.
     Unrealized losses on mortgage-backed and REMICS securities outstanding at December 31, 2009 were primarily the result of interest rate changes. These securities are guaranteed by government sponsored enterprises. These securities are of high credit quality, and management believed that the securities would recover their losses in the foreseeable future. Further, management did not intend to sell these debt securities and did not believe that it would be required to sell these debt securities before the price recovers.
     The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
September 30, 2010 (1)	Cost	Value
Due within one year	$143,652	143,642
Due after one year, but within five years	98,595	98,980
Due after five years, but within ten years	27,057	28,088
Due after ten years	165,313	174,574

Total	$434,617	445,284

(1)	Scheduled maturities in the above table are based on contractual maturities which may vary significantly from actual maturities due to prepayments.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Included in securities activities, net were (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Gross gains on securities sales	$—	4,774	3,138	11,284

Gross losses on securities sales	—	—	—	—

Proceed from sales of securities	10,705	98,115	57,616	303,821

     Management reviews its investments portfolio for other-than-temporary declines in value quarterly. As a consequence of the review during 2009, the Company recognized $1.4 million other-than-temporary declines in value related to an equity investment in an unrelated financial institution.
4. Derivatives
     During 2010, BankAtlantic expanded its cruise ship automated teller machine (“ATM”) operations and began dispensing foreign currency from certain ATMs on cruise ships. At September 30, 2010, BankAtlantic had $7.3 million of foreign currency in cruise ship ATMs and recognized $0.8 million and $0.1 million of foreign currency unrealized exchange gains, respectively, which were included in other income in the Company’s statement of operations for the three and nine months ended September 30, 2010. BankAtlantic purchased foreign currency put options as an economic hedge for the foreign currency in its cruise ship ATMs. The terms of the put options and the fair value as of September 30, 2010 were as follows (in thousands, except strike price):

Contract	Expiration	Strike		Fair
Amount	Date	Price	Premium	Value
€2,800	Nov-10	$1.34	$166	36
1,600	Dec-10	1.34	104	32
400	Jan-11	1.34	28	12
400	Apr-11	1.34	31	15

€5,200			$329	95

     Included in securities activities, net in the Company’s statement of operations were $0.5 million and $0.2 million of unrealized losses associated with the above put options for the three and nine months ended September 30, 2010. The put options were included in derivatives in the Company’s statement of financial condition as of September 30, 2010.
5. Discontinued Operations
     On February 28, 2007, the Company sold Ryan Beck to Stifel. The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on certain defined Ryan Beck revenues during the two-year period immediately following the Ryan Beck sale, which ended on February 28, 2009, and required the Company to indemnify Stifel for certain losses arising out of activities of Ryan Beck prior to the sale and asserted through September 30, 2009. The Company recognized $4.2 million of earn-out consideration during the nine months ended September 30, 2009 and the Company received $3.7 million in proceeds net of a $0.5 million indemnification obligation. In October 2010, the Company received notice from Stifel that Stifel believes that the Company is obligated to pay Stifel an additional $1.2 million based on such indemnification obligation. Management believes that it has no liability and, accordingly, no additional obligation was recognized in connection with the indemnification obligation under the Ryan Beck sales agreement at September 30, 2010.

BankAtlantic Bancorp, Inc. and Subsidiaries
6. Restructuring Charges and Exit Activities
     Restructuring charges and exit activities includes employee termination costs, lease contracts executed for branch expansion, impairment of real estate acquired for branch expansion and impairment of real estate held for sale. The following table provides information regarding liabilities associated with restructuring charges and exit activities (in thousands):

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability
Balance at January 1, 2009	171	1,462	1,633
Expenses incurred	2,024	1,666	3,690
Amounts paid or amortized	(2,066)	(105)	(2,171)

Balance at September 30, 2009	129	3,023	3,152

	Employee
	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability
Balance at January 1, 2010	10	3,681	3,691
Expenses incurred	2,103	1,308	3,411
Amounts paid or amortized	(809)	(417)	(1,226)

Balance at September 30, 2010	1,304	4,572	5,876

     In March 2009, the Company reduced its workforce by approximately 130 associates, or 7%, impacting back-office functions as well as our community banking and commercial lending business units. The Company incurred $2.0 million of employee termination costs which were included in the Company’s consolidated statements of operations for the nine months ended September 30, 2009.
     In July 2010, the Company reduced its workforce by approximately 105 associates, or 7%, again impacting both back-office functions and community banking and commercial business lending units. The Company incurred $2.1 million of employee termination costs which are included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2010.
     Beginning in December 2007, BankAtlantic terminated leases or sought to sublease properties that it had previously leased for future branch expansion. These operating leases were fair valued and are amortized to rent expense until the leases are terminated or subleased. BankAtlantic is actively seeking tenants for potential sub-leases or unrelated third parties to assume the lease obligations.
     During the nine months ended September 30, 2010 and 2009, the Company recognized $1.3 million and $1.7 million, respectively, of contract termination liabilities in connection with operating leases executed for future branch expansion. During the nine months ended September 30, 2010, BankAtlantic recognized $1.5 million of additional impairments on real estate acquired for branch expansion. In addition, during the nine months ended September 30, 2010, BankAtlantic transferred a recently constructed $1.9 million branch facility to real estate held for sale based on its decision to seek a buyer for the asset. BankAtlantic also transferred $1.3 million of land from real estate held for sale to property held for use as BankAtlantic suspended efforts to seek a buyer due to adverse real estate market conditions in the area where the land was located.

BankAtlantic Bancorp, Inc. and Subsidiaries
7. Loans Receivable
     The loan portfolio consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Real estate loans:
Residential	$1,307,321	$1,549,791
Builder land loans	19,826	57,807
Land acquisition and development	140,637	182,235
Land acquisition, development and construction	10,766	26,184
Construction and development	162,042	211,809
Commercial	694,655	688,386
Consumer — home equity	619,312	669,690
Small business	206,544	213,591
Other loans:
Commercial business	140,580	155,226
Small business — non-mortgage	97,445	99,113
Consumer loans	17,481	15,935
Deposit overdrafts	3,886	4,816

Total gross loans	3,420,495	3,874,583

Adjustments:
Premiums, discounts and net deferred fees	2,155	2,414
Allowance for loan losses	(185,947)	(187,218)

Loans receivable — net	$3,236,703	$3,689,779

Loans held for sale	$2,839	$4,547

     Loans held for sale at September 30, 2010 and December 31, 2009 are loans originated with the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, the mortgage company purchases the loans from BankAtlantic within a defined period of time after the date of funding. BankAtlantic earns the interest income during the period that BankAtlantic owns the loan. Gains from the sale of loans held for sale were $28,000 and $169,000 for the three and nine months ended September 30, 2010, respectively, and were $134,000 and $397,000 for the three and nine months ended September 30, 2009, respectively.
     During the three months ended September 30, 2010, the Company sold a non-residential commercial loan for net proceeds of $2.5 million. The Company incurred a $0.2 million charge-off on the loan upon sale and reversed a $0.2 million specific valuation allowance established in a prior period. During the nine months ended September 30, 2010, the Company sold builder land bank loans and land acquisition and development loans for net proceeds of $26.9 million resulting in charge-offs of $20.1 million. However, the Company had previously established $17.7 million of specific valuation allowances on these loans as of December 31, 2009, and, accordingly, only a $2.4 million additional charge-off was incurred in connection with the sales.
     Undisbursed loans in process consisted of the following components (in thousands):

	September 30,	December 31,
	2010	2009
Construction and development	$32,988	43,432
Commercial	25,391	25,696

Total undisbursed loans in process	$58,379	69,128

BankAtlantic Bancorp, Inc. and Subsidiaries
     Allowance for Loan Losses (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance, beginning of period	$187,862	172,220	187,218	137,257

Loans charged-off	(27,309)	(51,506)	(107,899)	(105,767)
Recoveries of loans previously charged-off	984	362	2,910	1,815

Net charge-offs	(26,325)	(51,144)	(104,989)	(103,952)
Provision for loan losses	24,410	63,586	103,718	151,357

Balance, end of period	$185,947	184,662	185,947	184,662

     The following summarizes impaired loans (in thousands):

	September 30, 2010		December 31, 2009
	Gross	Specific	Gross	Specific
	Recorded	Valuation	Recorded	Valuation
	Investment	Allowances	Investment	Allowances
Impaired loans with specific valuation allowances	$363,479	106,124	249,477	70,485
Impaired loans without specific
valuation allowances	191,825	—	196,018	—

Total	$555,304	106,124	445,495	70,485

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
     The Company continuously monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in total impaired loans as of September 30, 2010 was $360.4 million of collateral dependent loans, of which $188.9 million were measured for impairment using current appraisals and $171.5 million were measured by adjusting appraisals that were less than one year old, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date. Appraised values were adjusted down by an aggregate amount of $21.4 million to reflect current market conditions on 21 loans due to property value declines since the last appraisal dates.
     As of September 30, 2010, impaired loans with specific valuation allowances had been previously written down by $64.5 million and impaired loans without specific valuation allowances had been previously written down by $74.6 million. BankAtlantic had commitments to lend $9.8 million of additional funds on impaired loans as of September 30, 2010.
     Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

	For the Three Months		For the Nine Months
	Ended September, 30		Ended September, 30
	2010	2009	2010	2009
Contracted interest income	$6,239	5,561	18,721	16,645
Interest income recognized	(2,364)	(1,346)	(8,255)	(4,848)

Foregone interest income	$3,875	4,215	10,466	11,797

BankAtlantic Bancorp, Inc. and Subsidiaries
8. Assets Held for Sale
     In August 2010, BankAtlantic announced that, due to the rapidly changing environment in Florida and the banking industry, it decided to focus on its core markets in South Florida and BankAtlantic began seeking a buyer for its Tampa operations which includes 19 branches. BankAtlantic engaged an investment banking firm to assist it in seeking a buyer for the Tampa operations. As a consequence, BankAtlantic reclassified its fixed assets related to the Tampa operations to held-for-sale and recognized a $4.5 million impairment as these held-for-sale assets are accounted for at the lower of cost or fair value.
     The assets and liabilities associated with the Tampa operations as of September 30, 2010 were as follows:

ASSETS
Cash and cash equivalents	$4,902
Office properties and equipment	32,307

Total assets held for sale	$37,209

LIABILITIES
Interest bearing deposits	$259,893
Non-interest bearing deposits	79,467

Total deposits	339,360
Accrued interest payable	100

Total liabilities held for sale	$339,460

     BankAtlantic anticipates that a sale of the Tampa operations would reduce annual non-interest expenses by approximately $15 to $20 million. However, there is no assurance that management will be able to sell its Tampa operations at acceptable terms or at all, and the terms of any such sale are uncertain.
9. Goodwill
     The Company tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. In response to the deteriorating economic and real estate environments and the effects that the external environment had on BankAtlantic’s business units, BankAtlantic has reduced its asset balances with a view toward strengthening its regulatory capital ratios and revised its projected operating results to reflect a smaller organization. Based on the results of an interim goodwill impairment evaluation undertaken during the first quarter of 2009, the Company recorded an impairment charge of $9.1 million during the nine months ended September 30, 2009.
10. Short-term Borrowings, Common Stock and Share-based Compensation
     The Company distributed to each holder of record who owned shares of the Company’s Class A common stock and Class B common stock on June 14, 2010 non-transferable subscription rights to purchase 0.327 shares of Class A common stock for each share of Class A and Class B common stock owned on that date. The rights offering was for an aggregate of $25 million with a subscription price of $1.50 per share. Shareholders who exercised their basic subscription rights in full were given the opportunity to request to purchase additional shares of the Company’s Class A common stock that were not subscribed for in the rights offering.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
     In July 2010 in connection with the completion of the rights offering, the Company satisfied the promissory note due to BFC in accordance with its terms by issuing to BFC the additional 5,302,816 shares of the Company’s Class A common stock subscribed for by BFC in the rights offering.
     The rights offering was completed on July 20, 2010 with the Company issuing an aggregate of 13,340,379 shares of Class A common stock for net proceeds of approximately $19.6 million, including the 10,000,000 shares issued to BFC.
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
     The following is a summary of the Company’s non-vested restricted Class A common share activity:

	Class A	Weighted
	Non-vested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2009	19,800	$42.11
Vested	(9,900)	19.11
Forfeited	(70,000)	1.24
Granted	1,675,000	1.24

Outstanding at September 30, 2010	1,614,900	$1.63

11. Related Parties
     The Company, Woodbridge Holdings LLC (“Woodbridge”, the successor by merger to Woodbridge Holdings Corporation) and Bluegreen Corp. (“Bluegreen”) may be deemed to be under common control. The controlling shareholder of the Company, Woodbridge and Bluegreen is BFC. Shares of BFC’s capital stock representing a majority of the voting power are owned or controlled by the Company’s Chairman and Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and directors of Bluegreen. The Company, BFC and Bluegreen share certain office premises and employee services, pursuant to the agreements described below.
     In March 2008, BankAtlantic entered into an agreement with Woodbridge to provide information technology support in exchange for monthly payments by Woodbridge to BankAtlantic. In May 2008, BankAtlantic also entered into a lease agreement with BFC under which BFC pays BankAtlantic monthly rent for office space in BankAtlantic’s corporate headquarters.
     The Company maintains service agreements with BFC, pursuant to which BFC provides human resources, risk management, investor relations and other support services to the Company. BFC is compensated for these services based on its cost.
     In June 2010, BankAtlantic and the Parent Company entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. BFC is compensated $12,500 per month by each of BankAtlantic and the Parent Company and, if BFC’s efforts result in net recoveries of any nonperforming loan or the sale of real estate owned, it will receive a fee equal to 1% of the net value recovered. During the three and nine months ended September 30, 2010 BFC recognized $110,000 and $335,000, respectively, of real estate advisory service fees under this agreement.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The table below indicates the total amounts paid relating to these service arrangements which are included in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Non-interest income:
Other — office facilities	$140	143	428	403
Non-interest expense:
Employee compensation and benefits	(18)	(29)	(64)	(87)
Other — back-office support	(635)	(407)	(1,801)	(1,313)

Net effect of affiliate transactions before income taxes	$(513)	(293)	(1,437)	(997)

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
     Outstanding options held by former employees consisted of the following as of September 30, 2010:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	44,176	$52.38
     During the year ended December 31, 2007, the Company issued to BFC employees that perform services for the Company, options to acquire 9,800 shares of the Company’s Class A common stock at an exercise price of $46.90. These options vest in five years and expire ten years from the grant date. The Company recognizes service provider expense on options over the vesting period measured based on the option fair value at each reporting period. The Company recorded $12,000 and $37,000 of service provider expenses relating to these options for the three and nine months ended September 30, 2010 and 2009, respectively.
     BankAtlantic, as the seller of securities, entered into securities sold under agreements to repurchase transactions with Woodbridge and BFC in the aggregate of $7.0 million as of September 30, 2009. The Company recognized $6,000 and $34,000 of interest expense in connection with the above repurchase transactions for the three and nine months ended September 30, 2009, respectively. These transactions have the same general terms as BankAtlantic’s repurchase agreements with unaffiliated third parties. There were no securities sold under agreements to repurchase transactions with Woodbridge or BFC during the nine months ended September 30, 2010.
     BFC and its subsidiaries had deposits at BankAtlantic totaling $4.3 million as of September 30, 2010. The deposits were on the same general terms as offered to unaffiliated third parties.
     As of December 31, 2009, BFC had $7.7 million deposited through the Certificate of Deposit Account Registry Service (“CDARS”) program at BankAtlantic. The CDARS program facilitates the placement of funds into certificates of deposit issued by other financial institutions in increments less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage. BankAtlantic received $28.4 million of deposits from other participating CDARS financial institutions’ customers in connection with this program, and these amounts are included as brokered deposits in the Company’s statement of financial condition as of December 31, 2009. BFC and its subsidiaries did not have funds deposited through the CDARS program as of September 30, 2010.

BankAtlantic Bancorp, Inc. and Subsidiaries
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

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company evaluates segment performance based on segment net income from continuing operations after tax. The table below is segment information for segment net income from continuing operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

			Adjusting and
		Parent	Elimination	Segment
For the Three Months Ended:	BankAtlantic	Company	Entries	Total
2010
Interest income	$44,331	80	(4)	44,407
Interest expense	(5,230)	(3,872)	4	(9,098)
Provision for loan losses	(23,012)	(1,398)	—	(24,410)
Non-interest income	27,035	576	(250)	27,361
Non-interest expense	(60,756)	(2,901)	250	(63,407)

Segment loss before income taxes	(17,632)	(7,515)	—	(25,147)
Provision for income taxes	(37)	—	—	(37)

Segment net loss	$(17,669)	(7,515)	—	(25,184)

Total assets	$4,485,476	384,778	(342,518)	4,527,736

2009
Interest income	$53,668	85	(5)	53,748
Interest expense	(12,183)	(3,718)	5	(15,896)
Provision for loan losses	(52,246)	(11,340)	—	(63,586)
Non-interest income	35,492	364	(249)	35,607
Non-interest expense	(60,032)	(2,175)	249	(61,958)

Segment loss before income taxes	(35,301)	(16,784)	—	(52,085)
Provision for income taxes	(3)	—	—	(3)

Segment net loss	$(35,304)	(16,784)	—	$(52,088)

Total assets	$4,882,385	496,774	(437,970)	$4,941,189

BankAtlantic Bancorp, Inc. and Subsidiaries

			Adjusting and
		Parent	Elimination	Segment
For the Nine Months Ended:	BankAtlantic	Company	Entries	Total
2010
Interest income	$135,317	239	(12)	135,544
Interest expense	(19,749)	(11,095)	12	(30,832)
Provision for loan losses	(98,680)	(5,038)	—	(103,718)
Non-interest income	81,563	1,545	(760)	82,348
Non-interest expense	(172,992)	(7,938)	760	(180,170)

Segment loss before income taxes	(74,541)	(22,287)	—	(96,828)
Provision for income taxes	(127)	—	—	(127)

Segment net loss	$(74,668)	(22,287)	—	(96,955)

2009
Interest income	$173,068	490	(21)	173,537
Interest expense	(49,736)	(11,950)	21	(61,665)
Provision for loan losses	(131,721)	(19,636)	—	(151,357)
Non-interest income	101,133	(149)	(746)	100,238
Non-interest expense	(192,812)	(5,740)	746	(197,806)

Segment loss before income taxes	(100,068)	(36,985)	—	(137,053)
Provision for income taxes	(3)	—	—	(3)

Segment net loss	$(100,071)	(36,985)	—	(137,056)

13. Financial Instruments With Off-balance Sheet Risk
     Financial instruments with off-balance sheet risk were (in thousands):

	September 30,	December 31,
	2010	2009
Commitments to sell fixed rate residential loans	$22,408	23,255
Commitments to originate loans held for sale	19,569	18,708
Commitments to originate loans held to maturity	21,632	43,842
Commitments to purchase residential loans	8,100	—
Commitments to extend credit, including the undisbursed portion of loans in process	372,724	396,627
Standby letters of credit	8,818	13,573
Commercial lines of credit	67,428	74,841
     Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $7.2 million at September 30, 2010. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $1.6 million at September 30, 2010. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at September 30, 2010 and December 31, 2009 were $4,000 and $5,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.

BankAtlantic Bancorp, Inc. and Subsidiaries
     In the ordinary course of business, the Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations and investing activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of the various legal actions is uncertain. Management, based on discussions with legal counsel, has accrued $1.0 million for legal liabilities and believes its results of operations or financial condition will not be materially impacted by the resolution of these matters. However, there is no assurance that the Company will not incur losses in excess of reserved amounts or in amounts that will be material to its results of operations or financial condition. (For a further discussion on legal proceedings see Part II — Other Information — Item 1. Legal Proceedings).
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
     BankAtlantic purchases residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of the decline in real estate values in residential housing markets. Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans results in possible increases in a borrower’s loan payments when the contractually required repayments change due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. At September 30, 2010, BankAtlantic’s residential loan portfolio included $600 million of interest-only loans, which represents 48.7% of the residential loan portfolio, with 26.1% of the aggregate principal amount of these interest-only loans secured by collateral located in California. Interest-only residential loans scheduled to become fully amortizing during the three months ended December 31, 2010 and during the year ended December 31, 2011 are $2.1 million and $51.0 million, respectively. If market conditions in the areas where the collateral for our residential loans is located do not improve or deteriorate further, BankAtlantic may be exposed to additional losses in this portfolio.

BankAtlantic Bancorp, Inc. and Subsidiaries
14. Earnings per Share
     The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and nine months ended September 30, 2010 and 2009 (in thousands, except share data):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Basic loss per share:
Numerator:
Loss from continuing operations	$(25,409)	(52,088)	(97,627)	(137,056)
Discontinued operations	—	(500)	—	3,701

Net loss	$(25,409)	(52,588)	(97,627)	(133,355)

Denominator:
Basic weighted average number of common shares outstanding	60,783,516	15,173,773	53,564,819	15,170,509

Basic loss per share from:
Continuing operations	$(0.42)	(3.43)	(1.82)	(9.03)
Discontinued operations	—	(0.03)	—	0.24

Basic loss per share	$(0.42)	(3.47)	(1.82)	(8.79)

Diluted loss per share
Numerator:
Loss from continuing operations	$(25,409)	(52,088)	(97,627)	(137,056)
Discontinued operations	—	(500)	—	3,701

Net loss	$(25,409)	(52,588)	(97,627)	(133,355)

Denominator:
Basic weighted average number of common shares outstanding	60,783,516	15,173,773	53,564,819	15,170,509

Diluted weighted average shares outstanding	60,783,516	15,173,773	53,564,819	15,170,509

Diluted loss per share from:
Continuing operations	$(0.42)	(3.43)	(1.82)	(9.03)
Discontinued operations	—	(0.03)	—	0.24

Diluted loss per share	$(0.42)	(3.47)	(1.82)	(8.79)

Cash dividends per share:
Class A share	$—	—	—	0.0250

Class B share	$—	—	—	0.0250

     During the three and nine months ended September 30, 2010 and 2009, 713,765 and 781,581, respectively, of options to acquire shares of Class A common stock were anti-dilutive and not included in the calculation of diluted loss per share. During the three and nine months ended September 30, 2010 1,614,900 shares of restricted Class A common stock awards were anti-dilutive.
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
15. New Accounting Pronouncements
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
     In July 2010, the FASB issued new disclosure guidance about the “Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new guidance provides enhanced disclosures related to the credit quality of financing receivables which includes the Company’s loans receivable and the allowance for credit losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures. Under the new guidance, additional disclosures required for loans receivable include information regarding the aging of past due receivables, credit quality indicators, and modifications of financing receivables. The new guidance is effective for periods ending after December 15, 2010, with the exception of the amendments to the roll forward of the allowance for credit losses and the disclosures about modifications which are effective for periods beginning after December 15, 2010. Comparative disclosures are required only for periods ending subsequent to initial adoption. The Company believes that the new guidance should not have a material effect on the Company’s financial statements.
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and nine months ended September 30, 2010 and 2009. The principal assets of the Company consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).
     Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of BankAtlantic Bancorp, Inc. (“the Company”) and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, continued decreases in real estate values, and increased unemployment or sustained high

BankAtlantic Bancorp, Inc. and Subsidiaries
unemployment rates on our business generally, our regulatory capital ratios, the ability of our borrowers to service their obligations and of our customers to maintain account balances and the value of collateral securing our loans; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans (including those held in the asset workout subsidiary of the Company) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in our trade area, and where our collateral is located; the quality of our real estate based loans including our residential land acquisition and development loans (including Builder land bank loans, Land acquisition and development loans and Land acquisition, development and construction loans) as well as Commercial land loans, other Commercial real estate loans, Residential loans and Consumer loans, and conditions specifically in those market sectors; the quality of our Commercial business loans and conditions specifically in that market sector; the risks of additional charge-offs, impairments and required increases in our allowance for loan losses especially if the economy and real estate markets in Florida do not improve; the impact of additional regulation and litigation regarding overdraft fees; additional regulatory requirements or restrictions on our activities which impact our business and prospects; the uncertain impact of legal proceedings on our financial condition or operations, changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities, the value of our assets and on the ability of our borrowers to service their debt obligations and maintain account balances; we may not be able to sell our Tampa operations on acceptable terms or at all; our expense reduction initiatives may not be successful and additional cost savings may not be achieved; we may raise additional capital and such capital may be highly dilutive to BankAtlantic Bancorp’s shareholders or may not be available; and the risks associated with the impact of periodic valuation testing of goodwill, deferred tax assets and other assets. Past performance and perceived trends may not indicate future results. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company cautions that the foregoing factors are not exclusive.
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
Consolidated Results of Operations
     Loss from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended September 30,
	2010	2009	Change
BankAtlantic	$(17,669)	(35,304)	17,635
Parent Company	(7,515)	(16,784)	9,269

Net loss	$(25,184)	(52,088)	26,904

For the Three Months September 30, 2010 Compared to the Same 2009 Period:
     The decrease in BankAtlantic’s net loss during the 2010 third quarter compared to the same 2009 quarter primarily resulted from a $29.2 million decrease in the provision for loan losses partially offset by $4.6 million of lower revenues from service charges on deposits, $5.3 million of lower gains on securities activities, net, a $2.4 million decline in net

BankAtlantic Bancorp, Inc. and Subsidiaries
interest income and $0.7 million of higher non-interest expenses. The substantial decrease in the provision for loan losses primarily related to a significant reduction in charge-offs in all of our loan product types as we believe that real estate value declines have generally slowed. The lower revenues from service charges reflect a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees is the result of both our focus on seeking to attract customers who maintain deposit accounts with higher balances, the adoption of new Federal Reserve overdraft rules and the result of a change in customer behavior. We currently expect this decline in overdraft fees to continue. During the three months ended September 30, 2009, BankAtlantic sold agency securities for a $4.8 million gain. No agency securities were sold during the three months ended September 30, 2010. The decline in BankAtlantic’s net interest income primarily resulted from lower earning asset balances, higher non-performing asset balances, and an increase in liquidity resulting in additional cash balances invested in low yielding investments. The decline in earning assets was the result of lower loan originations and purchases, reduced acquisitions of tax certificates and sales of agency securities since the second quarter of 2009. The increases in BankAtlantic’s non-interest expenses primarily resulted from $4.5 million of impairments on assets transferred to held-for-sale in connection with the possible sale of our Tampa operations, $2.0 million of employee severance associated with a July 2010 workforce reduction, a $1.1 million increase in lease termination liability and a $2.2 million increase in professional fees. The above increases in non-interest expenses were partially offset by lower compensation and occupancy expenses associated with efforts to increase operating efficiencies and $5.4 million of costs associated with debt redemptions in 2009 with no costs associated with debt redemptions in 2010.
     The decrease in the Parent Company’s loss for the 2010 quarter compared to the same 2009 quarter primarily resulted from a $9.9 million decline in the provision for loan losses. The substantial improvement in the provision for loan losses reflects lower charge-offs and declines in the specific valuation allowance for loan losses for the 2010 quarter compared to the same 2009 period.

	For the Nine Months Ended September 30,
(in thousands)	2010	2009	Change

BankAtlantic	$(74,668)	$(100,071)	$25,403
Parent Company	(22,287)	(36,985)	14,698
Net loss	$(96,955)	$(137,056)	$40,101

For the Nine Months Ended September 30, 2010 Compared to the Same 2009 Period:
     The decrease in BankAtlantic’s net loss during the 2010 period compared to the same 2009 period primarily resulted from a $33.0 million reduction in the provision for loan losses, and a $19.8 million reduction in non-interest expenses, partially offset by a decline in net interest income of $7.8 million, $12.0 million of lower revenues from service charges on deposits and a $8.3 million decline in gains from securities activities, net. The improvement in non-interest expense reflects a $9.2 million goodwill impairment charge during the 2009 period with no goodwill impairment charges during the 2010 period. Additionally, the improvement in non-interest expenses since the 2009 period reflects reduced operating expenses associated with operating expense initiatives, which included a $5.9 million reduction in employee compensation and benefits expense as a result of a smaller workforce.
     The decrease in the Parent Company’s net loss primarily resulted from the items discussed above for the nine months ended September 30, 2010 compared to the same 2009 period, as the provision for loan losses declined $14.6 million in the nine month period ended September 30, 2010 compared to the same 2009 period. During the nine months ended September 30, 2010, the Parent Company sold certain real estate owned property for a $0.6 million loss and recorded $0.8 million of write-downs on real estate owned due to declining property values subsequent to foreclosure.
     During the nine months ended September 30, 2009, the Company recognized $3.7 million of earnings in discontinued operations relating to additional Ryan Beck contingent earn-out payments under the Ryan Beck merger agreement with Stifel.

BankAtlantic Bancorp, Inc. and Subsidiaries
     BankAtlantic Results of Operations
Net interest income

	Average Balance Sheet - Yield / Rate Analysis
	For the Three Months Ended
	September 30, 2010			September 30, 2009
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Total loans	$3,485,826	38,299	4.39	$4,066,363	44,968	4.42
Investments	748,289	6,032	3.22	616,086	8,700	5.65

Total interest earning assets	4,234,115	44,331	4.19%	4,682,449	53,668	4.58%

Goodwill and core deposit intangibles	15,028			16,297
Other non-interest earning assets	255,074			276,551

Total Assets	$4,504,217			$4,975,297

Deposits:
Savings	$444,981	250	0.22%	$431,516	367	0.34%
NOW	1,484,558	1,441	0.39	1,237,459	1,930	0.62
Money market	404,406	551	0.54	392,344	642	0.65
Certificates of deposit	689,664	2,635	1.52	1,175,821	6,480	2.19

Total interest bearing deposits	3,023,609	4,877	0.64	3,237,140	9,419	1.15

Short-term borrowed funds	36,885	12	0.13	47,186	15	0.13
Advances from FHLB	106,685	106	0.39	410,628	2,494	2.41
Long-term debt	22,000	235	4.24	22,737	255	4.45

Total interest bearing liabilities	3,189,179	5,230	0.65	3,717,691	12,183	1.30
Demand deposits	907,272			808,802
Non-interest bearing other liabilities	56,525			63,870

Total Liabilities	4,152,976			4,590,363
Stockholder’s equity	351,241			384,934

Total liabilities and stockholder’s equity	$4,504,217			$4,975,297

Net interest income/ net interest spread		$39,101	3.54%		41,485	3.28%

Margin
Interest income/interest earning assets			4.19%			4.58%
Interest expense/interest earning assets			0.49			1.04

Net interest margin			3.70%			3.54%

For the Three Months Ended September 30, 2010 Compared to the Same 2009 Period:
     The decrease in net interest income primarily resulted from a significant reduction in earning assets and an increase in additional cash balances invested in low yielding investments partially offset by an improvement in the net interest spread and margin driven by lower deposit and funding costs.
     The average balance of earning assets declined by $448.3 million during the three months ended September 30, 2010 compared to the same 2009 period. This decline in interest earning assets significantly reduced our net interest income. The decline in average earning assets reflects a management decision to slow the origination and purchase of loans, sell agency securities and reduce the purchase of tax certificates in an effort to enhance liquidity and improve regulatory capital ratios. BankAtlantic also experienced significant residential loan repayments due to normal loan amortization as well as a significant amount of loan refinancings associated with low residential mortgage interest rates during 2009 and the first nine months of 2010. The reduction in earning assets was partially offset by the purchase of short-term agency and municipal securities that are eligible as collateral for borrowings in order to earn higher yields than interest earning cash balances.
     The net interest spread and margin improved due to a change in our interest bearing liability funding mix. BankAtlantic used the funds from the reduction in assets to repay FHLB advances and short term wholesale borrowings. Additionally, the low interest rate environment resulted in a significant reduction in certificate of deposit balances with a corresponding migration of customers to NOW and demand deposit transaction accounts that generally have lower interest

BankAtlantic Bancorp, Inc. and Subsidiaries
costs than certificate of deposits. As a result, BankAtlantic’s funding mix changed from higher rate FHLB advances and certificates of deposits to lower rate deposits which resulted in a substantial reduction in BankAtlantic’s cost of funds.
     Also contributing to the reduction in BankAtlantic’s cost of funds was the substantial decline in deposit interest rates in the industry. This improvement in the cost of funds was partially offset by interest earning asset yield declines and significantly increased balances in low yielding investments. The decline in average yields on loans reflects lower interest rates during 2010 compared to 2009 and higher non-performing loan balances. Investments primarily consisted of agency mortgage-backed securities, interest bearing deposits at the Federal Reserve Bank, short-term municipal securities and tax certificates. The significant decline in investment yields during the 2010 third quarter compared to the 2009 third quarter resulted from an increase of approximately $190.8 million in cash balances and in accounts yielding less than 25 basis points. The net interest spread and margin were favorably impacted by a significant increase in transaction accounts with a corresponding reduction in certificate of deposit accounts. A portion of maturing certificates of deposit accounts either transferred to transaction accounts or renewed at substantially lower interest rates. The higher transaction account balances reflect the migration of retail certificate of deposit accounts to transaction accounts and new customer accounts. Transaction account growth was also favorably impacted by a shift in our sales and marketing strategy to seek potential customers who maintain higher deposit balances.

BankAtlantic Bancorp, Inc. and Subsidiaries

	Average Balance Sheet - Yield / Rate Analysis
	For the Nine Months Ended
	September 30, 2010			September 30, 2009
	Average	Revenue/	Yield/	Average	Revenue/	Yield/
( dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Total loans	$3,608,848	119,717	4.42	4,215,306	142,159	4.50
Investments	667,397	15,600	3.12	759,671	30,908	5.42

Total interest earning assets	4,276,245	135,317	4.22%	4,974,977	173,067	4.64

Goodwill and core deposit intangibles	15,342			19,593
Other non-interest earning assets	290,558			309,682

Total Assets	$4,582,145			5,304,252

Deposits:
Savings	$438,707	855	0.26%	441,270	1,258	0.38
NOW	1,492,442	5,444	0.49	1,148,733	5,155	0.60
Money market	384,024	1,810	0.63	408,656	2,089	0.68
Certificates of deposit	796,375	9,846	1.65	1,243,603	25,431	2.73

Total deposits	3,111,548	17,955	0.77	3,242,262	33,933	1.40

Short-term borrowed funds	36,633	35	0.13	129,487	223	0.23
Advances from FHLB	93,410	1,065	1.52	644,516	14,740	3.06
Long-term debt	22,167	694	4.19	22,778	839	4.92

Total interest bearing liabilities	3,263,758	19,749	0.81	4,039,043	49,735	1.65
Demand deposits	896,080			798,390
Non-interest bearing other liabilities	55,266			62,751

Total Liabilities	4,215,104			4,900,184
Stockholder’s equity	367,041			404,068

Total liabilities and stockholder’s equity	$4,582,145			5,304,252

Net interest income/net interest spread		$115,568	3.41%		$123,332	2.99

Margin
Interest income/interest earning assets			4.22%			4.64
Interest expense/interest earning assets			0.62			1.34

Net interest margin			3.60%			3.30

For the Nine Months Ended September 30, 2010 Compared to the Same 2009 Period:
     The decrease in net interest income was primarily the result of the items discussed above for the three months ended September 30, 2010 compared to the same 2009 period. The lower net interest income during the 2010 period compared to the same 2009 period primarily resulted from a significant decline in earning assets partially offset by improvements in the net interest spread and the net interest margin as interest rates on interest-bearing liabilities declined more than yields on interest-earning assets. The significant decline in interest rates on interest-bearing liabilities reflects lower deposit interest rates for the 2010 period compared to the 2009 period as well as a shift in our funding mix. During 2010, our deposit funding mix shifted from higher cost certificates of deposit to lower cost transaction accounts. Additionally, proceeds from the decline in earning assets were utilized to repay FHLB advance borrowings which further reduced our cost of funds during the 2010 period.

BankAtlantic Bancorp, Inc. and Subsidiaries
Asset Quality
     The activity in BankAtlantic’s allowance for loan losses was as follows (in thousands):

	For The Three Months		For Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Balance, beginning of period	$180,635	156,821	173,588	125,572

Charge-offs
Residential real estate	(4,619)	(7,174)	(14,033)	(15,685)
Commercial real estate	(5,969)	(21,541)	(41,447)	(37,636)
Commercial business	—	—	—	(516)
Consumer	(9,881)	(12,490)	(32,474)	(31,929)
Small business	(2,402)	(2,249)	(5,464)	(7,367)

Total Charge-offs	(22,871)	(43,454)	(93,418)	(93,133)
Recoveries of loans previously charged-off	984	362	2,910	1,815

Net (charge-offs)	(21,887)	(43,092)	(90,508)	(91,318)
Provision for loan losses	23,012	52,246	98,680	131,721

Balance, end of period	$181,760	165,975	181,760	165,975

     During the three months ended September 30, 2010, BankAtlantic recognized $1.3 million and $3.2 million of charge-offs related to builder land bank loans and land acquisition and development loans, respectively. The remaining $1.4 million of commercial real estate loan charge-offs were primarily associated with commercial non-residential real estate loans. During the three months ended September 30, 2009, the majority of the commercial loan charge-offs resulted from one builder land bank loan and one shopping center loan.
     During the nine months ended September 30, 2010, BankAtlantic recognized $21.9 million of charge-offs related to builder land bank loans including a $13.5 million charge-off related to one builder land bank loan that was sold during the period. Additionally, during the nine months ended September 30, 2010, BankAtlantic recognized $9.4 of residential land acquisition and development loan charge-offs including a $3.4 million charge-off on a $20 million sale of our loan participation interest at a discount to the lead lender. Commercial residential loans continue to constitute the majority of commercial real estate loan charge-offs; however, BankAtlantic is experiencing certain unfavorable credit quality trends in commercial loans collateralized by commercial land and retail income producing properties and may experience higher non-performing loans and charge-offs in these loan categories in future periods. BankAtlantic does not plan to originate or purchase commercial real estate loans for the foreseeable future.
     The decrease in consumer and residential loan charge-offs reflect certain improved delinquency trends. However, if economic conditions do not improve, we may experience higher non-accrual loans and credit losses in these portfolios.
     The decrease in the provision for loan losses for the three months ended September 30, 2010 compared to the same 2009 period primarily resulted from lower charge-offs and a decline in additions to specific valuation allowances on commercial real estate loans.
     The decrease in the provision for loan losses for the nine months ended September 30, 2010 compared to the same 2009 period reflect lower loan portfolio balances and an improvement in residential and consumer loan delinquency and loss migration trends during the nine months ended September 30, 2010.
     Unemployment rates nationally and in Florida were 9.6% and 11.9%, respectively, at September 30, 2010. There is no assurance that the credit quality of our loan portfolio will improve in subsequent periods, and if general economic conditions do not improve in Florida and nationwide, the credit quality of our loan portfolio may continue to deteriorate and additional provisions for loan losses will be required.

BankAtlantic Bancorp, Inc. and Subsidiaries
     At the indicated dates, BankAtlantic’s non-performing asset, loans contractually, past due 90 days or more and still accruing, performing impaired loans and troubled debt restructured loans (in thousands):

	As of
	September 30, 2010	December 31, 2009
NONPERFORMING ASSETS
Tax certificates	$2,761	2,161
Commercial real estate	275,057	167,867
Consumer	13,282	14,451
Small business	10,995	9,338
Residential real estate (1)	87,563	76,401
Commercial business	17,190	18,063

Total nonaccrual assets (2)	$406,848	288,281

Residential real estate owned	$11,962	9,607
Commercial real estate owned	43,571	25,442
Small business real estate owned	2,126	580
Consumer real estate owned	358	306
Other repossessed assets	—	10

Total repossessed assets	58,017	35,945

Total nonperforming assets, net	$464,865	324,226

Allowances
Allowance for loan losses	$181,760	173,588
Allowance for tax certificate losses	8,452	6,781

Total allowances	$190,212	180,369

Loans contractually past due 90 days or more and still accruing (3)	$13,083	9,960

Performing impaired loans (4)	$7,999	6,150

Troubled debt restructured (5)	$110,219	107,642

(1)	Includes $41.9 million and $41.3 million of interest-only residential loans as of September 30, 2010 and December 31, 2009, respectively.

(2)	Includes $121.4 million and $45.7 million of troubled debt restructured loans as of September 30, 2010 and December 31, 2009, respectively.

(3)	The majority of these loans have matured and the borrower continues to make payments under the matured loan agreement or the loan has sufficient collateral that we believe is sufficient to prevent a loss.

(4)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans.

(5)	These loans are performing in accordance with their respective modified terms.
     Non-performing assets were higher at September 30, 2010 compared to December 31, 2009 primarily due to a $118.6 million increase in non-accrual loans and a $22.1 million increase in real estate owned.
     The increase in non-accrual loans at September 30, 2010 compared to December 31, 2009 primarily resulted from a substantial increase in commercial real estate non-accrual loans. Commercial loans transferred to non-accrual during the 2010 nine month period were primarily collateralized by non-residential properties. At September 30, 2010, $82.4 million of non-accrual commercial real estate loans were current as to their payment terms. However, there is no assurance that these loans will subsequently return to an accruing status.
     The increase in residential non-accrual loans was primarily the result of a prolonged foreclosure process. Residential loan delinquencies excluding non-accrual loans have declined from $26.7 million at December 31, 2009 to $17.9 million at September 30, 2010; however, the foreclosure processes vary by state and can currently take more than 15 months to complete. We believe that the lower delinquencies excluding non-accrual loans may result in lower new non-accrual residential loan balances in the future; however, we anticipate higher residential real estate owned balances in subsequent periods as non-accrual loans continue through the foreclosure process.

BankAtlantic Bancorp, Inc. and Subsidiaries
     During the nine months ended September 30, 2010, small business loan delinquencies and charge-offs slightly increased. Small business loans have performed better than our commercial real estate loans in the current environment; however, if the current economic trends continue, including elevated unemployment rates in Florida, we anticipate that we may experience an increase in charge-offs and non-accrual small business loans.
     The allowance for tax certificate losses at September 30, 2010 compared to December 2009 reflects the impact of adverse real estate market conditions on our out-of-state tax certificate portfolio.
     The higher balance of repossessed assets at September 30, 2010 compared to December 31, 2009 reflects foreclosures of commercial real estate and residential loans. During the nine months ended September 30, 2010, BankAtlantic transferred $40.7 million of loans to real estate owned. BankAtlantic attempts to modify loans to credit-worthy borrowers; however, the majority of BankAtlantic’s non-accrual commercial real estate loans are collateral dependent which leaves BankAtlantic few viable options other than initiating the foreclosure process. As non-accrual loans migrate into repossessed assets in the future, we expect repossessed assets to increase.
     BankAtlantic’s troubled debt restructured loans at September 30, 2010 slightly increased compared to December 31, 2009 primarily due to an increase in commercial real estate troubled debt restructured loans. In response to current market conditions, BankAtlantic generally decides, on a case-by-case basis, whether to modify loans for borrowers experiencing financial difficulties and has modified the terms of certain commercial, small business, residential and consumer home equity loans. Generally, the concessions made to borrowers experiencing financial difficulties has included a variety of modifications, including among others the reduction of contractual interest rates, forgiveness of loan principal upon satisfactory performance under the modified terms, conversion of amortizing loans to interest only payments or the deferral of some interest payments to the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are generally not returned to an accruing status and BankAtlantic does not reset days past due on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period.
     BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of September 30, 2010		As of December 31, 2009
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$108,421	84,378	32,225	83,768
Small business	4,250	9,132	4,520	7,325
Consumer	1,829	13,520	1,744	12,969
Residential	6,874	3,189	7,178	3,580

Total	$121,374	110,219	45,667	107,642

BankAtlantic Bancorp, Inc. and Subsidiaries
     BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Nine relationships accounted for 50.7% of our $292.2 million of non-accrual commercial real estate loans as of September 30, 2010.
     The following table outlines general information about these relationships as of September 30, 2010 (in thousands):

	Unpaid
	Principal	Outstanding	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Balance	Reserves	Originated	on Nonaccrual	Date (4)	Type	Full Appraisal
Residential Land Developers
Relationship No. 1 (1)	$26,731	19,200	3,834	Q3-2004	Q4-2008	Q4-2008	Land A&D (5)	Q4-2009
Relationship No. 2 (2)	12,500	10,064	1,258	Q3-2006	Q1-2009	Q1-2009	Land A&D (5)	Q1-2010

Total	$39,231	29,264	5,092

Commercial Land Developers
Relationship No. 3	26,210	26,207	8,902	Q2-2006	Q4-2009	Q4-2009	Land A&D (5)	Q4-2009
Relationship No. 4 (3)	20,389	20,316	14,972	Q4-2003	Q2-2010	(3)	Commercial Land	Q2-2010
Relationship No. 5	17,777	17,777	8,683	Q3-2006	Q1-2010	Q1-2010	Commercial mixed-use	Q4-2009
Relationship No. 6	18,421	18,421	—	Q2-2007	Q2-2010	Q2-2010	Commercial Land	Q2-2010
Relationship No. 7	10,778	10,778	1,218	Q3-2007	Q4-2009	Q3-2009	Commercial Land	Q4-2009

Total	93,575	93,499	33,775

Commercial Non-Residential Developers
Relationship No. 8	12,842	12,842	5,907	Q3-2006	Q3-2010	(3)	Self Storage	Q3-2010
Relationship No. 9	12,670	12,670	3,640	Q3-2007	Q3-2010	(3)	Shopping Center	Q2-2010

	25,512	25,512	9,547

Total of Large Relationships	158,318	148,275	48,414

(1)	During 2009 and 2010, BankAtlantic recognized partial charge-offs on relationship No. 1 aggregating $6.8 million.

(2)	During 2009 and 2010 BankAtlantic recognized partial charge-offs on relationship No. 2 of $3.4 million.

(3)	The loan is currently not in default.

(4)	The default date is defined as the date of the initial missed payment prior to default.

(5)	Acquisition and development (“A&D”).

(6)	Outstanding balance is the “Unpaid Principal Balance” less charge-offs.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The following table presents our purchased residential loans by year of origination segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Year of Origination	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)
2007	$44,784	64.41%	113.86%	742	741	$5,562	32.46%
2006	49,976	70.79%	121.75%	734	721	4,965	35.81%
2005	66,823	73.73%	118.22%	725	715	11,000	35.71%
2004	314,573	68.18%	82.03%	734	727	20,110	34.57%
Prior to 2004	146,595	67.70%	59.64%	733	729	6,353	34.04%

	Interest Only Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Year of Origination	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)
2007	$83,431	33.84%	127.64%	750	739	$17,095	34.21%
2006	189,629	74.05%	125.09%	740	739	29,903	34.97%
2005	167,543	70.05%	114.63%	740	747	6,201	34.36%
2004	80,439	70.41%	97.54%	745	718	5,322	31.88%
Prior to 2004	78,951	58.56%	78.87%	743	734	3,058	31.64%

     The following table presents our purchased residential loans by geographic area segregated by amortizing and interest-only loans (dollars in thousands):

	Amortizing Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)
Arizona	$11,272	68.35%	124.37%	728	735	$1,023	32.93%
California	150,468	68.51%	87.08%	738	736	11,891	34.99%
Florida	87,315	69.59%	102.37%	723	710	12,506	35.21%
Nevada	5,999	70.84%	116.87%	738	734	350	36.24%
Other States	377,507	68.28%	81.93%	733	732	22,492	33.89%

	Interest Only Purchased Residential Loans						Average
	Carrying	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Amount	Origination	LTV (1)	at Origination	FICO Scores (2)	Delinquent	at Origination (3)
Arizona	$18,763	69.59%	141.28%	753	740	$2,182	32.18%
California	170,890	70.49%	107.10%	742	732	22,516	33.83%
Florida	36,928	69.47%	142.33%	747	736	9,823	32.53%
Nevada	7,473	74.65%	197.64%	741	723	4,057	34.63%
Other States	365,938	70.13%	109.36%	741	743	23,003	34.11%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the first quarter of 2010 from automated valuation models.

(2)	Current FICO scores based on borrowers for which FICO scores were available as of the third quarter of 2009.

(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.
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

BankAtlantic Bancorp, Inc. and Subsidiaries

	September 30, 2010			December 31, 2009
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans
Commercial business	$10,110	7.27%	4.02%	4,515	2.94%	3.94%
Commercial real estate	100,331	9.42	30.79	91,658	7.71	30.49
Small business	10,921	3.59	8.79	7,998	2.56	8.02
Residential real estate	21,970	1.68	37.88	27,000	1.74	39.85
Consumer — direct	38,427	6.00	18.52	42,417	6.14	17.70

Total allowance for loan losses	$181,759	5.25	100.00	173,588	4.45	100.00

     Included in the allowance for loan losses as of September 30, 2010 and December 31, 2009 were specific reserves by loan type as follows (in thousands):

	September 30,	December 31,
	2010	2009
Commercial real estate	$78,276	42,523
Commercial business	9,110	174
Small business	3,254	753
Consumer	1,528	4,621
Residential	9,769	8,784

Total	$101,937	56,855

     The increase in the allowance for loan losses at September 30, 2010 compared to December 31, 2009 primarily resulted from the establishment of specific valuation allowances on commercial real estate, commercial business and small business loans due to the deteriorating financial condition of certain of our borrowers resulting in greater reliance on declining underlying collateral values. The increase in the allowance for commercial and small business loans was partially offset by a decline in the residential and consumer allowance for loan losses. The decline in the consumer allowance reflects lower loan balances, the improvement of delinquency trends and improvements in early-stage delinquency migration from one payment delinquent to two payments delinquent. The reduction in the residential loan allowance for loan losses was primarily due to lower loan balances, improvements in delinquency rates excluding non-accruals and improvements in early-stage delinquency migration during the nine months ended September 30, 2010.
BankAtlantic’s Non-Interest Income

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2010	2009	Change	2010	2009	Change
Service charges on deposits	$15,214	19,767	(4,553)	45,764	57,799	(12,035)
Other service charges and fees	7,495	7,355	140	22,612	22,439	173
Securities activities, net	(543)	4,774	(5,317)	2,898	11,161	(8,263)
Income from unconsolidated companies	—	108	(108)	—	289	(289)
Other	4,869	3,488	1,381	10,289	9,445	844

Non-interest income	$27,035	35,492	(8,457)	81,563	101,133	(19,570)

     The lower revenues from service charges on deposits during the three and nine months ended September 30, 2010 compared to the same 2009 periods primarily resulted from lower overdraft fee income. This decrease in overdraft fee income reflects a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees reflected our efforts to seek customers who maintain deposit accounts with higher balances, regulatory changes, and changes in customer behavior. The Federal Reserve adopted new overdraft rules (effective July 1, 2010 for new customers and August 15, 2010 for existing customers), which among other requirements, prohibit banks from automatically enrolling customers in overdraft protection programs. Additionally, Congress has established a consumer protection agency which may further

BankAtlantic Bancorp, Inc. and Subsidiaries
limit the assessment of overdraft fees including imposing caps on the number of overdrafts. We anticipate that these events will result in further declines in our overdraft fee income in future periods.
     Other service charges and fees generally remained at 2009 levels during the three and nine months ended September 30, 2010. Higher interchange income from the use of check cards by our customers was partially offset by lower fee income from our cruise ship operations. Additionally, check card losses were $0.2 million lower during the three months ended September 30, 2010 compared to the same period during 2009.
     In June 2010 BankAtlantic entered into a foreign currency derivative contract as an economic hedge of foreign currency in cruise ship ATMs and recognized a $0.5 million and $0.2 million unrealized loss in connection with these derivative contracts during the three and nine months ended September 30, 2010. During the nine months ended September 30, 2010, BankAtlantic sold $47.1 million of agency securities for a $3.1 million gain. The net proceeds of $43.8 million from the sales were used to pay down FHLB advance borrowings.
     During the three and nine months ended September 30, 2009, BankAtlantic sold $98.6 million and $283.9 million of agency securities available for sale for gains of $4.8 million and $11.2 million, respectively. The $295.1 million of net proceeds from the sales were used to pay down FHLB advance borrowings.
     Income from unconsolidated companies during the three and nine months ended September 30, 2009 represented equity earnings from a joint venture that engages in accounts receivable factoring. The factoring joint venture was consolidated as of January 1, 2010 upon the implementation of new accounting guidance for the consolidation of variable interest entities. The Company has restricted the funding of the factoring joint venture to a maximum of $10 million.
     The increase in other non-interest income for the three and nine months ended September 30, 2010 compared to the same 2009 periods was primarily the result of $0.8 million and $0.2 million of foreign currency unrealized exchange gains associated with foreign currency held in cruise ship ATMs. Additionally, during the three months ended September 30, 2010 BankAtlantic received $1.0 million from its on-line banking service provider as a result of business interruption issues relating to the conversion to the service provider’s products. The above increases in other non-interest income were partially offset during the three and nine months ended September 30, 2010 compared to the same 2009 periods by lower commissions from investment products.
BankAtlantic’s Non-Interest Expense

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
	2010	2009	Change	2010	2009	Change
Employee compensation and benefits	$22,475	23,917	(1,442)	71,103	76,980	(5,877)
Occupancy and equipment	13,263	14,553	(1,290)	40,589	44,305	(3,716)
Advertising and business promotion	1,917	1,514	403	5,972	6,141	(169)
Professional fees	4,942	2,752	2,190	11,727	8,032	3,695
Check losses	763	1,146	(383)	1,716	2,981	(1,265)
Supplies and postage	929	987	(58)	2,789	2,978	(189)
Telecommunication	697	348	349	1,881	1,622	259
Cost associated with debt redemption	—	5,431	(5,431)	60	7,463	(7,403)
Provision (recovery) for tax certificates	885	(198)	1,083	3,752	2,702	1,050
(Gain) loss on sale of real estate	(442)	67	(509)	334	(220)	554
Impairment of assets held for sale	4,469	—	4,469	4,469	—	4,469
Impairment of real estate held for development and sale	—	1,131	(1,131)	1,511	1,165	346
Impairment of real estate owned	434	137	297	1,098	760	338
Lease termination costs, net	1,093	383	710	1,308	1,684	(376)
Employee termination costs	2,103	78	2,025	2,103	2,024	79
Impairment of goodwill	—	—	—	—	9,124	(9,124)
FDIC special assessment	—	—	—	—	2,428	(2,428)
Other	7,228	7,786	(558)	22,580	22,643	(63)

Total non-interest expense	$60,756	60,032	724	172,992	192,812	(19,820)

BankAtlantic Bancorp, Inc. and Subsidiaries
     The decline in employee compensation and benefits during the three months ended September 30, 2010 compared to the same 2009 period resulted primarily from a decline in the workforce, lower employee benefit costs and higher than projected employee stock based compensation forfeitures. In July 2010, BankAtlantic reduced its workforce by 105 employees, or seven percent. Benefit costs, primarily health insurance and pension costs, were $0.2 million lower during the 2010 quarter compared to the 2009 quarter and stock-based compensation expense was $0.5 million lower during the 2010 quarter compared to the same 2009 quarter due to the workforce reduction and attrition.
     The substantial decline in employee compensation and benefits during the nine months ended September 30, 2010 compared to the same 2009 period resulted primarily from the March 2009 and July 2010 workforce reductions discussed above. As a consequence of the work force reductions and attrition, the number of full-time equivalent employees declined from 1,770 at December 31, 2008 to 1,357 at September 30, 2010, or a 23% reduction. Benefit costs, primarily health insurance and pension costs, were $1.1 million lower during the 2010 nine month period compared to the same 2009 period and stock-based compensation expense was $0.7 million lower during the 2010 nine month period compared to the same 2009 period.
     The decline in occupancy and equipment for the three and nine months ended September 30, 2010 compared to the same 2009 periods primarily resulted from the consolidation of back-office facilities and lower depreciation and rent expense. Depreciation expense declined by $0.6 million and building maintenance, rent expense, real estate taxes and utilities declined by $0.7 million during the 2010 quarter compared to the same 2009 period. Depreciation expense declined by $1.7 million and building maintenance, rent expense, real estate taxes and utilities declined by $2.0 million during the 2010 nine month period compared to the same 2009 period.
     The increase in BankAtlantic’s advertising and business promotion expense during the 2010 quarter compared to the same 2009 period primarily related to promotions associated with the launch of BankAtlantic’s new on-line banking platform.
     Advertising and business promotion expenses remained at 2009 levels for the nine months ended September 30, 2010 as the promotion costs associated with BankAtlantic on-line banking upgrade were offset by lower direct mail advertising as the marketing strategy focused less on direct mail advertising and more on enhancing customer relationships.
     The higher professional fees during the three and nine months ended September 30, 2010 compared to the same 2009 periods primarily resulted from legal and related costs in connection with the class-action securities litigation and secondarily from legal costs associated with tax certificate activities litigation, loan modifications and loan work-outs. Legal expenses during the three and nine months ended September 30, 2010 were partially offset by $1.4 million and $4.5 million, respectively, of insurance reimbursements in connection with the class action securities litigation. During 2010, litigation costs on cases alleging claims covered by insurance exceeded the deductible under our director and officer liability insurance and we began receiving eligible cost reimbursements from the insurance carrier. Insurance claim reimbursements are recognized as a reduction to legal fees when the claim is approved by the insurance carrier. The claims under our director and officer liability insurance are on-going and we expect to receive partial reimbursement for litigation costs associated with the pending securities litigation in future periods. Additionally, BankAtlantic engaged consulting firms during the third quarter of 2010 for assistance in process improvements and efficiency initiatives as well as evaluating sources of non-interest income. As a consequence, consulting fees increased $0.7 million and $0.8 million, respectively, during the three and nine months ended September 30, 2010 compared to the same 2009 periods.
     The lower check losses for the three and nine months ended September 30, 2010 compared to the same 2009 periods were primarily related to decreases in customer overdrafts, the lower number of new accounts as well as more stringent overdraft policies.
     The increase in telecommunication expenses for the three and nine months ended September 30, 2010 compared to the same 2009 periods resulted primarily from a $0.3 million reversal of a vendor conversion liability in the third quarter of 2009.
The costs associated with debt redemptions during the nine months ended September 30, 2010 reflects the prepayment of a $2 million FHLB advance obligation and $0.7 million repayment of a mortgage-backed bond that was scheduled to mature in September 2013.
     The costs associated with debt redemptions during the three and nine months ended September 30, 2009 were the result of prepayment penalties on FHLB advances incurred upon the prepayment of $315.0 million and $841.0 million,

BankAtlantic Bancorp, Inc. and Subsidiaries
respectively, of FHLB advances. The FHLB advances redeemed had higher interest rates than existing funding sources and were repaid to improve BankAtlantic’s net interest margin.
     The provision for tax certificates losses during the three and nine months ended September 30, 2010 and 2009 reflects charge-offs and increases in tax certificate reserves for certain legacy out-of-state certificates in distressed markets. We have significantly reduced the acquisition of out-of-state tax certificates and concentrate the majority of our tax certificate acquisitions in Florida.
     The recovery for tax certificates during the three months ended September 30, 2009 primarily resulted from the extension of the redemption period of tax certificates in a particular market which reduced the allowance for tax certificates in that market.
     Loss (gain) on sale of real estate for the three and nine months ended September 30, 2010 and 2009 primarily represents gains on the sale of residential and tax certificate real estate owned. The above gains were offset by a $1.2 million loss on the sale of a real estate project during the nine months ended September 30, 2010. The real estate project was acquired in connection with a financial institution acquisition during 2002.
     The impairment of assets held for sale relates to a management decision to pursue a sale of BankAtlantic’s Tampa operations. As a consequence, BankAtlantic reclassified its Tampa office properties and equipment to held-for-sale and recognized a $4.5 million impairment at the transfer date.
     The impairment of real estate held for development and sale for the nine months ended September 30, 2010 reflects additional impairment charges related to real estate that was originally acquired for branch expansion. The impairment of real estate held for development and sale for the three and nine months ended September 30, 2009 reflects impairments on a real estate project.
     Impairment of real estate owned during the three and nine months ended September 30, 2010 and 2009 relates primarily to foreclosed real estate acquired in connection with our tax certificate and purchased residential loan activities.
     Lease termination costs represent lease contracts, net of deferred rent reversals, originally executed for branch expansion. BankAtlantic is currently attempting to sublease or terminate the lease contracts and during the three and nine months ended September 30, 2010 and 2009 recognized additional losses associated with these operating leases as these leases are measured at fair value.
     Employee termination costs during the three and nine months ended September 30, 2010 and 2009 were the result of the workforce reductions discussed above.
     BankAtlantic tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Based on the results of an interim impairment evaluation, BankAtlantic recorded an impairment charge of $9.1 million during the nine months ended September 30, 2009. BankAtlantic had remaining goodwill of $13.1 million relating to its capital services reporting unit included in its statement of condition as of September 30, 2010. BankAtlantic performed its annual goodwill impairment test as of September 30, 2010 and determined that its goodwill associated with its capital services reporting unit was not impaired. If market conditions do not improve or deteriorate further, BankAtlantic may incur additional goodwill impairment charges in future periods.
     In October 2008, the FDIC adopted a restoration plan to restore its insurance fund to a predefined level. In June 2009, the FDIC imposed a special assessment on all depository institutions of five basis points on adjusted total assets. BankAtlantic’s portion of the FDIC depository institution special assessment was $2.4 million.
     The decrease in non-interest expenses during the three and nine months ended September 30, 2010 compared to the same 2009 periods reflects lower operating expenses related to the reduced workforce. Additionally, BankAtlantic incurred higher property maintenance costs associated with real estate owned and non-performing loans during the 2010 period compared to the same 2009 periods.

BankAtlantic Bancorp, Inc. and Subsidiaries
Parent Company Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2010	2009	Change	2010	2009	Change
Net interest expense	$(3,792)	(3,633)	(159)	(10,856)	(11,460)	604
Provision for loan loss	(1,398)	(11,340)	9,942	(5,038)	(19,636)	14,598

Net interest expense after provision for loan losses	(5,190)	(14,973)	9,783	(15,894)	(31,096)	15,202
Non-interest income	576	364	212	1,545	(149)	1,694
Non-interest expense	2,901	2,175	726	7,938	5,740	2,198

Parent company loss	$(7,515)	(16,784)	9,269	(22,287)	(36,985)	14,698

     Net interest expense increased during the three months ended September 30, 2010 compared to the same 2009 period as a result of higher average debenture balances. The average balances on junior subordinated debentures increased from $302.0 million during the three months ended September 30, 2009 to $315.7 million during the same 2010 period. The increase in average debenture balances resulted from the deferral of interest which began in March 2009. Average interest rates on subordinated debentures increased from 4.88% for the three months ended September 30, 2009 to 4.90% for the same 2010 period. Also included in net interest expense during the three months ended September 30, 2010 and 2009 was $60,000 of interest income on two performing loans.
     Net interest expense declined during the nine months ended September 30, 2010 compared to the same 2009 period primarily resulting from lower average interest rates during the 2010 period partially offset by higher debenture average balances. Average interest rates on junior subordinated debentures declined from 5.36% during the 2009 period to 4.73% during the 2010 period while average debenture balances increased from $298.2 million during the 2009 period to $312.3 million during the 2010 period. Also included in net interest expense during the nine months ended September 30, 2010 was $172,000 of interest income on two performing loans compared to $285,000 of interest income earned on the two loans during the same 2009 period.
     Non-interest income during the three months and nine months ended September 30, 2010 reflects $292,000 and $826,000, respectively, of fees for executive services provided to BankAtlantic and the remaining non-interest income for the periods was equity earnings from the Parent Company’s investment in statutory business trusts that issue trust preferred securities.
     Non-interest income during the three and nine months ended September 30, 2009 was primarily the result of securities activities, fees for executive services provided to BankAtlantic and equity earnings from the Parent Company’s statutory business trusts. During the nine months ended September 30, 2009, the Parent Company recognized a $1.4 million other than temporary decline in value of an investment in an unrelated financial institution and recognized a $120,000 gain from the sale of 250,233 shares of Stifel common stock received in connection with the contingent earn-out payment from the sale of Ryan Beck. The Parent Company during the three and nine months ended, recognized $0.1 million and $0.3 million of equity earnings from statutory business trusts, respectively, as well as $0.3 million and $0.8 million, respectively, of executive service fees.
     The increase in non-interest expense during the three and nine months ended September 30, 2010 compared to the same 2009 periods primarily related to higher professional fees associated with responding to a Securities and Exchange Commission notice of investigation as well as increased real estate owned losses and write-downs.

BankAtlantic Bancorp, Inc. and Subsidiaries
     In March 2008, BankAtlantic transferred non-performing loans to a work-out subsidiary of the Parent Company. The composition of these loans as of September 30, 2010 and December 31, 2009 was as follows (in thousands):

	September 30,	December 31,
	2010	2009

Nonaccrual loans:
Commercial residential real estate:
Builder land bank loans	$3,857	14,060
Land acquisition and development	4,635	10,376
Land acquisition, development and construction	5,901	14,903

Total commercial residential real estate	14,393	39,339
Commercial non-residential real estate	5,523	5,558

Total non-accrual loans	19,916	44,897
Allowance for loan losses — specific reserves	(4,187)	(13,630)

Non-accrual loans, net	15,729	31,267
Performing commercial non-residential loans	2,877	3,116

Loans receivable, net	$18,606	34,383

Real estate owned	$9,766	10,532

     During the nine months ended September 30, 2010, the Parent Company foreclosed on a $5.2 million land acquisition, development and construction loan, and a $7.9 million builder land bank loan. The properties obtained from the two foreclosures were sold for cash proceeds of $9.8 million. The work-out subsidiary also received $0.3 million of loan principal repayments during the nine month period and recognized $14.5 million of charge-offs.
     The Parent Company’s non-accrual loans include large loan balance lending relationships. Three relationships account for 54.7% of its $19.9 million of non-accrual loans held by the Parent Company at September 30, 2010. The following table outlines general information about these relationships as of September 30, 2010 (in thousands):

	Unpaid
	Principal	Outstanding	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Balance (5)	Reserves	Originated	on Nonaccrual	Date (3)	Type (4)	Full Appraisal

Commercial Business
Relationship No. 1	$5,523	5,523	360	Q4-2005	Q4-2007	Q4-2007	Commercial Land	Q4-2009

Residential Land Developers
Relationship No. 2 (1)	19,881	3,857	—	Q1-2005	Q4-2007	Q1-2008	Builder Land	Q3-2009
Relationship No. 3 (2)	7,796	1,520	295	Q4-2003	Q4-2007	Q3-2007	Land AD&C	Q3-2009

Total Residential Land Developers	$27,677	5,377	295

Total	$33,200	10,900	655

(1)	During 2008, 2009 and 2010, the Company recognized partial charge-offs on relationship No. 2 aggregating $16.0 million.

(2)	During 2008 and 2010, the Company recognized partial charge-offs on relationship No. 3 aggregating $6.3 million.

(3)	The default date is defined as the date of the initial missed payment prior to default.

(4)	Acquisition and development (“A&D”).

(5)	Outstanding balance is the “Unpaid Principal Balance” less charge-offs.
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

BankAtlantic Bancorp, Inc. and Subsidiaries
     The activity in the Parent Company’s allowance for loan losses was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Balance, beginning of period	$7,227	15,399	13,630	11,685
Net (charge-offs)	(4,438)	(8,051)	(14,481)	(12,633)
Provision for loan losses	1,398	11,340	5,038	19,636

Balance, end of period	$4,187	18,688	4,187	18,688

     The $4.4 million of charge-offs during the three months ended September 30, 2010 included a $2.1 million charge-off of a builder land bank loan with the balance related to acquisition, development and construction loans. Specific valuation allowances of $2.7 million were established on these loans during prior periods. The remaining charge-offs during the nine months ended September 30, 2010 primarily related to three loans. One loan was charged-off $2.7 million upon the foreclosure and sale of the collateral. One loan was charged-off by $5.7 million and the other loan’s entire balance of $1.2 million was charged-off upon the sale of the remaining collateral. The Parent Company had established specific valuation allowances of $8.6 million on these three loans in prior periods.
     During the three months ended September 30, 2009, the Parent Company’s work-out subsidiary foreclosed on one loan charging the loan down $1.6 million to the estimated fair value of the loan’s collateral less cost to sell. During the nine months ended September 30, 2009, the Parent Company foreclosed on three loans charging the loans down $5.1 million. Additionally, during the three and nine months ended September 30, 2009 the Parent Company’s work-out subsidiary specific valuation allowance was increased $3.3 million and $7.0 million, respectively, associated with a decline in collateral values on non-performing loans.
BankAtlantic Bancorp, Inc. Consolidated Financial Condition
     Total assets at September 30, 2010 were $4.5 billion compared to $4.8 billion at December 31, 2009. The changes in components of total assets from December 31, 2009 to September 30, 2010 are summarized below:
•	Increase in cash and cash equivalents primarily reflecting $58.5 million of higher interest bearing cash balances at the Federal Reserve Bank associated with daily cash management activities;

•	Increase in interest-bearing deposits at other financial institutions associated with the investment of excess cash reflecting that yields on certificates of deposit at federally insured financial institutions were higher than alternative short term investment yields;

•	Increase in securities available for sale reflecting the purchase of $253.3 million of agency and municipal securities partially offset by the sale of $43.8 million of mortgage-backed securities as well as repayments;

•	Increase in derivatives associated with a foreign currency derivative position executed during 2010 as an economic hedge of foreign currency used in our ATM cruise ship operations;

•	Decrease in tax certificate balances primarily relating to redemptions partially offset by the purchase of $97.3 million of tax certificates during 2010;

•	Decrease in loans receivable balances associated with $107.9 million of charge-offs, $40.7 million of loans transferred to REO, and repayments of loans in the ordinary course of business combined with a significant decline in loan originations and purchases;

•	Decrease in accrued interest receivables primarily resulting from tax certificate activities and lower loan balances;

•	Decrease in real estate held for development and sale reflecting the sale of a $6.5 million property acquired in connection with a financial institution acquisition during 2002;

•	Increase in real estate owned associated with residential and commercial loan foreclosures;

•	Decrease in investments in unconsolidated companies associated with the consolidation of our factoring joint venture; and

•	Decrease in office properties and equipment resulting from depreciation and the transfer of $18.1 million of fixed assets to assets held for sale net of impairments ;

•	Increase in assets held for sale associated with cash and fixed assets transferred to held for sale upon the announcement that BankAtlantic intended to pursue the sale of its Tampa operations; and

•	Decline in other assets reflecting receipt of a $31 million income tax refund associated with a net operating loss carry-back.

BankAtlantic Bancorp, Inc. and Subsidiaries
     The Company’s total liabilities at September 30, 2010 were $4.5 billion compared to $4.7 billion at December 31, 2009. The changes in components of total liabilities from December 31, 2009 to September 30, 2010 are summarized below:
•	Decrease in interest bearing deposit account balances associated with declines in certificate of deposit balances and the transfer of $259.9 million of Tampa operations interest bearing deposits to deposits held for sale;

•	Decrease in non-interest-bearing deposit balances primarily due to the transfer of $79.5 million of Tampa operations non-interest bearing deposits to held for sale;

•	Lower FHLB advances due to repayments;

•	Decrease in bonds payable associated with the repayment of the $0.7 million mortgage-backed bond;

•	Increase in other liabilities associated with $8.2 million of higher loan escrow balances, $5.2 million of securities purchased pending settlement and increase real estate tax liabilities; and

•	Increase in junior subordinated debentures due to interest deferrals.
Liquidity and Capital Resources
BankAtlantic Bancorp, Inc. Liquidity and Capital Resources
     Currently, the Parent Company’s principal source of liquidity is its cash and funds obtained from its wholly-owned work-out subsidiary. The Parent Company also may obtain funds through dividends, and issuance of equity and debt securities, although no dividends from BankAtlantic are anticipated or contemplated for the foreseeable future. The Parent Company has historically used its funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, invest in equity securities and other investments, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. At September 30, 2010, BankAtlantic Bancorp had approximately $318.8 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest obligations on this indebtedness totaled approximately $14.7 million based on interest rates at September 30, 2010 which are generally indexed to three-month LIBOR. In order to preserve liquidity in the current economic environment, the Parent Company elected in February 2009 to commence deferring interest payments on all of its outstanding junior subordinated debentures and to cease paying cash dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow the Parent Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009, and regularly scheduled quarterly interest payments aggregating $24.6 million that would otherwise have been paid during the 21 months ended September 30, 2010 were deferred. The Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Parent Company may end the deferral by paying all accrued and unpaid interest. The Parent Company anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future. If the Parent Company continues to defer interest on its junior subordinated debentures through the year ended December 31, 2013, it will owe an aggregate of approximately $73.9 million of unpaid interest based on average interest rates as of September 30, 2010. The Company’s financial condition and liquidity could be adversely affected if interest payments were deferred for a prolonged time period.
     During the year ended December 31, 2009 and during the nine months ended September 30, 2010, the Parent Company did not receive dividends from BankAtlantic. The ability of BankAtlantic to pay dividends or make other distributions to the Parent Company in subsequent periods is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Because BankAtlantic has an accumulated deficit during the prior two years, BankAtlantic is required to file an application to receive approval of the OTS in order to pay dividends to the Company. The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, and there is no assurance that the OTS will approve future capital distributions from BankAtlantic. BankAtlantic has not filed an application with the OTS for approval to pay a dividend since September 2008 and the Company does not expect to receive cash dividends from BankAtlantic during 2010 or for the foreseeable future. However, the Company may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-

BankAtlantic Bancorp, Inc. and Subsidiaries
performing loans. There is no assurance that the Parent Company will be able to monetize the loans on acceptable terms, if at all.
     BankAtlantic Bancorp on a parent Company basis has committed not to incur, issue, renew or rollover any current lines of credit, guarantee the debt of any entity or otherwise incur any additional debt without receiving the prior written non-objection of the OTS.
     In February 2010, the Company filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $75 million of Class A common stock, preferred stock, subscription rights, warrants or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in a prospectus supplement if and when offered. As a result of the completion of the rights offering discussed below, $55 million of securities remain available for future issuance under this registration statement.
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
     In October 2010, the Company filed a registration statement with the Securities and Exchange Commission registering the offer and sale of up to $125 million of Class A common stock in an underwritten public offering. This registration statement has not yet been declared effective and it is uncertain whether the Company will pursue the sale of any of the shares of Class A common stock under this registration statement.
     During January 2010, BankAtlantic Bancorp commenced cash offers to purchase all outstanding trust preferred securities having an aggregate principal amount of approximately $285 million at a purchase price of $200 per $1,000 liquidation amount, or an aggregate of $57 million. During February 2010, the offer to purchase with respect to the approximate $55 million of publicly traded trust preferred securities issued by BBC Capital Trust II expired without any such trust preferred securities being repurchased, while the expiration date for the offers to purchase relating to the remaining $230 million of trust preferred securities was extended. On May 21, 2010, the Company increased the purchase price for each Offer to $600 cash per $1,000 in principal amount of each series of the TruPS, which would have been an aggregate amount of $138 million if all the TruPS were purchased. The Company had been advised that consents were received from the holders of in excess of 66 2/3% of the most-senior classes of notes issued by Preferred Term Securities IX, Inc. (“PreTSL IX”). The consents directed the trustee of PreTSL IX, The Bank of New York Mellon, to accept the offer for $25.2 million aggregate principal amount of the Fixed/Floating Rate Capital Securities of BBC Capital Statutory Trust X (the “BBC X TruPS”) held by PreTSL IX (the “offer”). The Bank of New York Mellon advised the Company that it would not accept the offer made to PreTSL IX without receiving a greater percentage of consents. We disagreed with The Bank of New York Mellon’s interpretation and believed that the consents received exceeded the threshold required by the indenture of PreTSL IX to authorize the trustee to accept the offer made to PreTSL IX. We filed a lawsuit in the Circuit Court in Broward County, Florida seeking a declaratory judgment and order from the Court directing The Bank of New York Mellon, as trustee, and without any liability to the holders of any class of notes issued by PreTSL IX, to act on the direction received.

BankAtlantic Bancorp, Inc. and Subsidiaries
In August 2010, we terminated the offers with respect to the $230 million of TruPS and dismissed the lawsuit filed against The Bank of New York Mellon. Upon the termination of the offers, the Company recognized $0.8 million of tender transaction costs included in other expenses in the Company’s statement of operations during the three and nine months ended September 30, 2010.
     During the nine months ended September 30, 2010, the Parent Company contributed $28 million of capital to BankAtlantic and during the year ended December 31, 2009, the Parent Company contributed $105 million of capital to BankAtlantic. The Parent Company did not contribute any capital to BankAtlantic during the quarter ended September 30, 2010.
     The Parent Company is generally required to provide BankAtlantic with managerial assistance and capital as the OTS may determine necessary under applicable regulations and supervisory standards. Any such financing would be sought through public or private offerings, in privately negotiated transactions or otherwise. Additionally, we could pursue financings at the Parent Company level or directly at BankAtlantic or both. Any financing involving the issuance of our Class A common stock or securities convertible or exercisable for our Class A common stock could be highly dilutive for our existing shareholders. There is no assurance that any such financing will be available to us on favorable terms or at all.
     The Parent Company has the following cash and investments that it believes provide a source for potential liquidity based on values at September 30, 2010.

	As of September 30, 2010
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value

Cash and cash equivalents	$12,240	—	—	12,240
Securities available for sale	10	—	2	8
Private investment securities	1,500	—	—	1,500

Total	$13,750	—	2	13,748

     The non-performing loans transferred to the wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary. The balance of these loans and real estate owned at September 30, 2010 was $32.6 million. During the nine months ended September 30, 2010, the Parent Company received net cash flows of $9.3 million from its work-out subsidiary.
BankAtlantic Liquidity and Capital Resources
     BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; Treasury and Federal Reserve lending programs; interest payments on loans and securities; capital contributions from the Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses. BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit and Treasury and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition, an increase in interest rates or an increase in liquidity needs, may require BankAtlantic to offer higher interest rates to maintain or grow deposits, which may not be successful in generating deposits, and which would increase its cost of funds or reduce its net interest income. BankAtlantic has committed not to offer interest rates on its deposits which are significantly higher than market area rates. Additionally, BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. BankAtlantic’s unused lines of credit increased from $760 million as of December 31, 2009 to $915 million as of September 30, 2010 due to increases in available collateral resulting from the purchase of agency and municipal securities partially offset by lower loan balances. Additionally, interest rate changes, additional collateral requirements, disruptions in

BankAtlantic Bancorp, Inc. and Subsidiaries
the capital markets, deterioration in BankAtlantic’s financial condition, litigation or regulatory action may make borrowings unavailable or make terms of the borrowings and deposits less favorable. There is a risk that our cost of funds will increase and that the borrowing capacity from funding sources may decrease.
     In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law permanently raising the maximum standard deposit insurance to $250,000 per depositor, for each ownership category as defined by the FDIC. In addition to this standard insurance coverage, the FDIC has announced that participating depository institutions may provide full deposit insurance coverage for non-interest bearing deposit transaction accounts with rates at or below fifty basis points, regardless of dollar amount. This new, temporary guarantee was scheduled to expire at December 31, 2010; however, the act extended the program until December 31, 2012. BankAtlantic “opted-in” to the additional coverage on the subject deposits. As a result, BankAtlantic is assessed a 15-basis point surcharge for non-interest bearing deposit transaction account balances exceeding the insured amount.
     The FHLB has granted BankAtlantic a line of credit capped at 30% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic utilized its FHLB line of credit to borrow $180 million and to obtain a $252 million letter of credit primarily securing public deposits as of September 30, 2010. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $516 million at September 30, 2010. An additional source of liquidity for BankAtlantic is its securities portfolio. As of September 30, 2010, BankAtlantic had $391 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $2.7 million in funding and at September 30, 2010, BankAtlantic had $1.8 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program under its secondary credit program. The amount that can be borrowed under this program is dependent on the delivery of collateral to the Federal Reserve, and BankAtlantic had unused available borrowings of approximately $8 million as of September 30, 2010, with no amounts outstanding under this program at September 30, 2010. We are not permitted to incur day-light overdrafts in our Federal Reserve bank account and accordingly our intent is to continue to maintain sufficient funds at the Federal Reserve to support intraday activity. The above lines of credit are subject to periodic review and any of the above borrowings may be limited, or may not be available to us at all or additional collateral could be required, in which case BankAtlantic’s liquidity would be materially adversely affected.
     BankAtlantic also has various relationships to execute repurchase agreements, which may to a limited extent be utilized as an alternative source of liquidity. At September 30, 2010, BankAtlantic had $19.1 million of securities sold under agreements to repurchase outstanding, representing 0.4% of total assets. Additional repurchase agreement borrowings are subject to available collateral. Additionally, BankAtlantic had total cash on hand or with other financial institutions of $337.6 million as of September 30, 2010.
     Historically, brokered deposits previously served as an additional source of liquidity. Included in deposits at September 30, 2010 was $26.7 million in brokered deposits. BankAtlantic has committed not to acquire or renew its brokered deposit balances and expects the balance of its brokered deposits to decline for the foreseeable future.
     BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions have made it more difficult for us and for financial institutions generally to borrow money. We cannot predict with any degree of certainty how long these adverse market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. There is no assurance that further deterioration in the financial markets will not further impact us or result in additional market-wide liquidity problems, and affect our liquidity position. We believe BankAtlantic has improved its liquidity position during the nine months ended September 30, 2010 by reducing assets, increasing agency guaranteed securities and paying down borrowings.
     BankAtlantic’s commitment to originate and purchase loans was $49.3 million at September 30, 2010 compared to $61.1 million at September 30, 2009. At September 30, 2010, total loan commitments represented approximately 1.52% of net loans receivable.
     At September 30, 2010, BankAtlantic had mortgage-backed securities of approximately $19.4 million pledged to secure securities sold under agreements to repurchase, $4.6 million pledged to secure public deposits, and $2.7 million pledged to secure treasury tax and loan accounts and potential borrowings at the Federal Reserve discount window.

BankAtlantic Bancorp, Inc. and Subsidiaries
     At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

			Minimum Ratios
			Adequately	Well
	Actual		Capitalized	Capitalized
	Amount	Ratio	Ratio	Ratio

At September 30, 2010:
Total risk-based capital	$380,342	12.59%	8.00%	10.00%
Tier 1 risk-based capital	319,945	10.59	4.00	6.00
Tangible capital	319,945	7.17	1.50	1.50
Core capital	319,945	7.17	4.00	5.00

At December 31, 2009:
Total risk-based capital	$422,724	12.56%	8.00%	10.00%
Tier 1 risk-based capital	357,660	10.63	4.00	6.00
Tangible capital	357,660	7.58	1.50	1.50
Core capital	357,660	7.58	4.00	5.00
     Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in our Annual Report on Form 10-K for the year ended December 31, 2009.
     The OTS at its discretion can require an institution to maintain capital amounts and ratios significantly above the “well capitalized” requirements based on the risk profile of the specific institution. BankAtlantic currently expects to receive formal communication from the OTS that we anticipate will require BankAtlantic to maintain regulatory capital ratios at levels above the minimum amounts required for “well capitalized” institutions. Higher capital requirements could require BankAtlantic to raise additional capital or to reduce its asset size further, making it more difficult to achieve profitability. There is no assurance that BankAtlantic or the Company would be successful in raising additional capital in subsequent periods and the inability to raise capital or otherwise meet regulatory requirements would have a material adverse impact on the Company’s business, results of operations and financial condition.
     BankAtlantic works closely with its regulators during the course of its exams and on an ongoing basis. Communications with our regulators include providing information on an ad-hoc, one-time or regular basis related to areas of regulatory oversight and bank operations. As part of such communications, BankAtlantic has provided to its regulators forecasts, strategic business plans and other information relating to anticipated asset balances, asset quality, capital levels, expenses, anticipated earnings, levels of brokered deposits and liquidity. Additionally, BankAtlantic is subject to various restrictions, which among other things include that BankAtlantic will not, unless pursuant to an approved business plan or permitted by the OTS, increase its assets, originate or purchase new commercial real estate loans, acquire or renew brokered deposits or pay dividends to the Parent Company. Further, it may not solicit deposits by offering interest rates significantly higher than market area rates.

BankAtlantic Bancorp, Inc. and Subsidiaries
     Contractual Obligations and Off Balance Sheet Arrangements as of September 30, 2010 were (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years

Time deposits	$648,751	482,816	142,486	20,974	2,475
Long-term debt	340,802	—	22,000	24,607	294,195
Advances from FHLB (1)	180,000	180,000	—	—	—
Operating lease obligations held for sublease	31,451	1,306	3,982	2,749	23,414
Operating lease obligations held for use	38,603	5,590	12,913	4,495	15,605
Operating lease held for sale	27,769	1,671	4,759	2,896	18,443
Pension obligation	17,884	1,473	3,040	3,342	10,029
Other obligations	12,800	1,600	6,400	4,800	—

Total contractual cash obligations	$1,298,060	674,456	195,580	63,863	364,161

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
     The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic are unpredictable. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the nine months ended September 30, 2010. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the nine months ended September 30, 2010, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Interest Income.”
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) of the Exchange Act were effective as of September 30, 2010 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BankAtlantic Bancorp, Inc. and Subsidiaries
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
In re BankAtlantic Bancorp, Inc. Securities Litigation, No. 0:07-cv-61542-UU, United States District Court, Southern District of Florida
     On October 29, 2007, Joseph C. Hubbard filed a purported class action in the United States District Court for the Southern District of Florida against the Company and four of its current or former officers. The Defendants in this action are BankAtlantic Bancorp, Inc., James A. White, Valerie C. Toalson, Jarett S. Levan, and Alan B. Levan. The Complaint, which was later amended, alleges that during the purported class period of November 9, 2005 through October 25, 2007, the Company and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint seeks to assert claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and seeks unspecified damages. On December 12, 2007, the Court consolidated into Hubbard a separately filed action captioned Alarm Specialties, Inc. v. BankAtlantic Bancorp, Inc., No. 0:07—cv-61623-WPD. On February 5, 2008, the Court appointed State-Boston Retirement System lead plaintiff and Lubaton Sucharow LLP to serve as lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act. The Company believes the claims to be without merit and intends to vigorously defend the actions. A jury trial on these claims commenced on October 12, 2010 and the jury is currently in deliberations. Plaintiffs are seeking damages with respect to shares that were purchased during and held throughout the class period of $0.37 per share for a portion of the class period and $2.93 per share for another portion of the class period. As the number of shares for which any damage claim could be asserted is not determinable at this time, the amount of any loss that might be incurred by the Company if the claims are decided against the Company cannot be reasonably estimated.
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

BANKATLANTIC BANCORP, INC.
Date November 15, 2010	By:	/s/ Alan B. Levan
Alan B. Levan
Chief Executive Officer/ Chairman/President

Date November 15, 2010	By:	/s/ Valerie C. Toalson
Valerie C. Toalson
Executive Vice President, Chief Financial Officer