Form 10-K
period 2010-12-31
BANKATLANTIC BANCORP INC
filed 2011-03-31
CIK 921768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

of 1934

For the Year Ended December 31, 2010

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

001-13133

BankAtlantic Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Florida	65-0507804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 West Cypress Creek Road Ft. Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)

(954) 940-5000

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, Par Value $0.01 Per Share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      YES  [    ]  NO [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES [    ]  NO [X ]

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

    Yes [    ]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES [    ]  NO [ X ]

The aggregate market value of the voting common equity held by non-affiliates was $41.2 million, computed by reference to the closing price of the registrant’s Class A Common Stock on June 30, 2010. The registrant does not have any non-voting common equity.

The number of shares of the registrant’s Class A Common Stock outstanding on March 14, 2011 was 63,164,221. The number of shares of the registrant’s Class B Common Stock outstanding on March 14, 2011 was 975,225.

Portions of the registrant’s Definitive Proxy Statement relating to its 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM I. BUSINESS

BankAtlantic Bancorp, Inc. and its subsidiaries may also be referred to as “the Company” “we,” “us,” or “our” in this document. The principal assets of the Company consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”). We report our operations through two business segments consisting of BankAtlantic and BankAtlantic Bancorp, (also referred to as the “Parent Company”).

Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, continued decreases in real estate values, and increased unemployment or sustained high unemployment rates on our business generally, our regulatory capital ratios, the ability of our borrowers to service their obligations and of our customers to maintain account balances and the value of collateral securing our loans; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans (including those held in the asset workout subsidiary of the Parent Company) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in our trade area, and where our collateral is located; the risks of additional charge-offs, impairments and required increases in our allowance for loan losses associated with the economy; the impact of regulatory proceedings and litigation regarding overdraft fees; risks associated with maintaining compliance with the Cease and Desist Orders entered into by BankAtlantic and the Parent Company, including risks that compliance will adversely impact operations, risks associated with failing to comply with regulatory mandates and the risk of imposition of additional regulatory requirements and/or fines; the uncertain impact of legal proceedings on our financial condition or operations including the risk that the securities class action litigation verdict may not be overturned on appeal; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities and our ability to raise capital; the sale of our Tampa branches may not be completed as announced or at all and may not have the positive financial impact currently anticipated; our expense reduction initiatives may not be successful and additional cost savings may not be achieved; we may raise additional capital and such capital may be highly dilutive to the Company’s shareholders or may not be available and, depending on the number of shares issued, the Company’s ability to use its net operating loss carryforwards against taxable income may be limited; and the risks associated with the impact of periodic valuation testing of goodwill, deferred tax assets and other assets. Past performance and perceived trends may not be indicative of future results. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in this annual report on Form 10-K, including Item 1A. Risk Factors. The Company cautions that the foregoing factors are not exclusive.

The Company

We are a Florida-based bank holding company and own BankAtlantic and its subsidiaries. BankAtlantic provides a full line of products and services encompassing retail and business banking. Detailed operating financial information by segment is included in note 28 to the Company’s consolidated financial statements.

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

As of December 31, 2010 we had total consolidated assets of approximately $4.5 billion and stockholders’ equity of approximately $14.7 million.

Recent Developments

On February 23, 2011, the Parent Company and BankAtlantic each entered into a Stipulation and Consent to Issuance of Order to Cease and Desist with the Office of Thrift Supervision (“OTS”), the Parent Company’s and BankAtlantic’s primary regulator. The Order to Cease and Desist to which the Parent Company is subject is referred to as the “Company Order,” the Order to Cease and Desist to which BankAtlantic is subject is referred to as the “Bank Order” and the Company Order and Bank Order are referred to collectively as the “Orders.” The OTS issued the Orders due primarily to the Company’s losses over the past three years, high levels of classified assets and inadequate levels of capital based on BankAtlantic’s risk profile as determined by the OTS’s recent examination. Under the terms of the Company Order, the Parent Company is required to submit written plans to the OTS on or prior to March 31, 2011 that will address, among other things, how the Parent Company intends to maintain and enhance its and BankAtlantic’s capital and set forth the Parent Company’s business plan for the year ending December 31, 2011. In addition, the Parent Company is prohibited from taking certain actions without receiving the prior written non-objection of the OTS, including, without limitation, declaring or paying any dividends or other capital distributions and incurring certain indebtedness. The Parent Company is also required to ensure BankAtlantic’s compliance with the terms of the Bank Order as well as all applicable laws, rules, regulations and agency guidance.

BankAtlantic is required to attain by June 30, 2011 and maintain a tier 1 (core) capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. At December 31, 2010, BankAtlantic had a tier 1 (core) capital ratio of 6.22% and a total risk-based capital ratio of 11.72%. The Parent Company and BankAtlantic will seek to meet the higher capital requirements through the expected net gain upon consummation of its Tampa branch sale anticipated to close June 2011 (subject to regulatory approvals and customary conditions) and through other efforts that may include the issuance of its Class A Common Stock through a public or private offering. Based on asset reductions associated with the Tampa branch sale and deposit levels as of December 31, 2010, BankAtlantic estimates that the Tampa transaction will add over 130 basis points (1.30%) to its regulatory capital ratios. While BankAtlantic is taking steps to achieve the capital ratios set forth in the Bank Order by June 30, 2011, such ratios may not be attained by that date or at all.

BankAtlantic is also required to, among other things, revise certain of its plans, programs and policies and submit to the OTS certain written plans, including a capital plan, a contingency plan (only in the event it fails to timely attain and maintain the increased capital ratio requirements), a revised business plan and a plan to reduce BankAtlantic’s delinquent loans and non-performing and other “problem” assets. In addition, the Bank Order requires BankAtlantic to limit its asset growth and restricts BankAtlantic from originating or purchasing new commercial real estate loans or entering into certain material agreements, in each case without receiving the prior written non-objection of the OTS. Separately, the OTS has confirmed that it has no objection to the origination of new loans to facilitate the sale of certain assets, the renewal, extension, modification of existing commercial real estate loans or the funding on existing commitments of commercial real estate loans, subject in each case to compliance with applicable regulations and BankAtlantic’s policies. The Bank Order also imposes restrictions on BankAtlantic’s ability to pay dividends and other distributions.

The Orders also include certain restrictions on compensation paid to the senior executive officers of the Company and BankAtlantic, and restrictions on agreements with affiliates. The Orders became effective on February 23, 2011 and will remain in effect until terminated, modified or suspended by the OTS.

BankAtlantic

BankAtlantic is a federally-chartered, federally-insured savings bank organized in 1952. It is one of the largest financial institutions headquartered in Florida and provides traditional retail banking services and a wide range of business banking products and related financial services through a network of branches in southeast Florida and the Tampa Bay area, primarily in the metropolitan areas surrounding the cities of Miami, Ft. Lauderdale, West Palm Beach and Tampa, which are located in the heavily-populated Florida counties of Miami-Dade, Broward, Palm Beach, Hillsborough and Pinellas. In January 2011, BankAtlantic entered into a purchase and assumption agreement with PNC Financial Services Group Inc. (“PNC”) to sell its Tampa branches and related facilities in order to concentrate its efforts on its core markets in southeast Florida. The transaction, which is subject to regulatory approvals and other customary closing conditions, is anticipated to close in June 2011.

BankAtlantic’s primary business activities include:

•	attracting checking and savings deposits from individuals and business customers,
•	originating commercial non-mortgage, consumer and small business loans,
•	holding and actively managing its commercial real estate loan portfolio,
•	purchasing wholesale residential loans, and
•	purchasing investments including primarily mortgage-backed and municipal securities and tax certificates.

BankAtlantic’s business strategy

BankAtlantic began its “Florida’s Most Convenient Bank” strategy in 2002, when it introduced seven-day banking in Florida. This banking initiative contributed to a significant increase in core deposits (demand deposit accounts, NOW checking accounts and savings accounts). BankAtlantic’s core deposits increased from approximately $600 million as of December 31, 2001 to $2.8 billion as of December 31, 2010. Additionally, while the increase in core deposits during 2009 and 2010 may reflect, in part, favorable market conditions generally, we believe that the implementation of new strategies in 2008 further extend our visibility in the market and increased customer loyalty and contributed significantly to the increase in core deposit balances.

Over the past three years, management has implemented initiatives with a view to managing capital in the current adverse economic environment. These initiatives primarily included reducing risk-based asset levels through loan and securities repayments in the ordinary course, reducing total assets, eliminating cash dividends to the Parent Company and reducing expenses. These initiatives, while important to maintaining capital ratios, have also had the effect of negatively impacting results from operations as the reduction in asset levels resulted in a reduction of earning assets adversely impacting our net interest income. BankAtlantic’s regulatory capital ratios have also been enhanced through capital contributions from the Parent Company. During the years ended December 31, 2010, 2009 and 2008, the Parent Company contributed capital of $28 million, $105 million and $65 million, respectively, to BankAtlantic. As a result of the contributions and BankAtlantic’s core operations, BankAtlantic was able to maintain the following capital ratios over the past three years:

		For the Years Ended December 31,
		2010	2009	2008

Total risk-based capital	%	11.72	12.56	11.63
Tier 1 risk-based capital	%	9.68	10.63	9.80
Tier 1/core capital	%	6.22	7.58	6.80

As described in “Recent Developments,” BankAtlantic will be required pursuant to the Bank Order to maintain a core capital ratio of 8% and a total risk based capital ratio of 14% as of June 30, 2011. BankAtlantic’s regulatory capital requirements were raised based on the determination by the OTS that BankAtlantic had inadequate capital given its level of criticized assets and its concentration of high risk commercial real estate and construction loans as well as excessive losses over the past three years.

The economic recession and the substantial decline in real estate values throughout the United States, and particularly in Florida, have had an adverse impact on the credit quality of BankAtlantic’s loan portfolio. BankAtlantic’s non-performing assets increased from $197.9 million at December 31, 2007 to $438.9 million at December 31, 2010. In response, we have taken steps to attempt to address credit risk which included:

•	Focused efforts and enhanced staffing relating to loan work-outs, collection processes and valuations;
•	Ceased originating land and residential acquisition, development and construction loans;
•	Substantially reduced home equity loan originations through underwriting requirements based on lower loan to value ratios;
•	Froze certain home equity loan unused lines of credit based on declines in borrower credit scores or the market value of loan collateral; and
•	Transferred certain non-performing commercial real estate loans to the Parent Company in March 2008 in exchange for $94.8 million.

BankAtlantic continued initiatives to decrease operating expenses during 2010. These initiatives included, among others, lowering advertising and marketing expenditures, reducing store and call center hours, consolidating back-office operations and staffing levels, and renegotiating vendor contracts. During 2011, management intends to seek additional efficiencies through the sale of its Tampa branches. BankAtlantic is also continuing to evaluate its products and services as well as its delivery systems and back-office support infrastructure with a view toward enhancing its operational efficiency.

As part of BankAtlantic’s efforts to diversify its loan portfolio and reduce its concentration on commercial real estate and construction loans, BankAtlantic’s loan originations during 2010 were focused on small business and commercial non-mortgage loans originated through its retail and lending networks. BankAtlantic anticipates that it will continue to emphasize small business and commercial non-real estate lending and that the percentage represented by its commercial real estate and residential mortgage loan portfolio balances will decline during 2011, through the scheduled repayment of existing loans and the fact that BankAtlantic is generally not originating new commercial real estate loans.

Loan products

BankAtlantic offers a number of lending products. Historically, primary lending products have included residential loans, commercial real estate loans, consumer loans, and small business and commercial non-mortgage loans.

Residential: BankAtlantic purchases residential loans in the secondary markets that have been originated by other institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. Residential loans are typically purchased in bulk and are generally non-conforming loans under agency guidelines due primarily to the size of the individual loans (“jumbo loans”). Some of the purchased residential loans are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate adjustments or when required amortization of the principal amount commences. These payment increases could affect a borrower’s ability to repay the loan and result in increased defaults and losses. At December 31, 2010, BankAtlantic’s residential loan portfolio included $550.2 million of interest-only loans, $52.1 million of which will become fully amortizing and have interest rates reset in 2011. The credit scores and loan-to-value ratios for interest-only loans are similar to those of amortizing loans. BankAtlantic sought to manage the credit risk associated with these loans by limiting purchases of interest-only loans to those originated to borrowers that it believed to be credit worthy and with loan-to-

value and total debt to income ratios within agency guidelines. BankAtlantic did not purchase or originate sub-prime, option-arm, “pick-a-payment” or negative amortizing residential loans. Loans in the purchased residential loan portfolio generally do not have prepayment penalties. As part of its initiative to reduce assets with a view toward improving liquidity and regulatory capital ratios, BankAtlantic purchased $9.9 million and $6.5 million of these loans during 2010 and 2009, respectively.

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

Commercial Real Estate: BankAtlantic provided commercial real estate loans for acquisition, development and construction of various types of properties including office buildings, retail shopping centers, residential construction and other non-residential properties. BankAtlantic also provided loans to acquire or refinance existing income-producing properties. These loans were primarily secured by property located in Florida. Commercial real estate loans were generally originated in amounts based upon the appraised value of the collateral or estimated cost to construct, generally had a loan-to value ratio at the time of origination of less than 80%, and generally required that one or more of the principals of the borrowing entity guaranteed these loans. Most of these loans have variable interest rates and are indexed to either prime or LIBOR rates. Due to high concentrations of commercial real estate and construction loans in BankAtlantic’s loan portfolio, BankAtlantic ceased the origination of commercial real estate loans during the year ended December 31, 2010. Additionally, pursuant to the Bank Order, BankAtlantic has agreed to cease the purchase or origination of new commercial real estate loans unless it receives the prior written non-objection of the OTS Regional Director. However, BankAtlantic may originate new loans to facilitate the sale of nonperforming assets or criticized assets and. fund commercial real estate loan commitments entered into before November 1, 2010, make protective advances for taxes and insurance, renew, extend or modify existing commercial real estate loans, provided that such funding complies with regulatory underwriting guidelines and BankAtlantic’s lending policies.

BankAtlantic’s commercial real estate loan portfolio is divided into four loan classes; commercial residential, commercial owner occupied, commercial land, and commercial other.

Commercial residential real estate loans have resulted in significant losses to BankAtlantic. This class of loans is divided into three categories - builder land bank loans, land acquisition and development loans, and land acquisition, development and construction loans. The builder land bank loan category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders. These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the sale of the property pursuant to the options. If the lots are not sold as originally anticipated, the borrowers may not be in a position to service the loans, with the likely result being an increase in loan losses in this category. The land acquisition and development loan category consists of loans secured by residential land which was intended to be developed by the borrower and sold to homebuilders. We believe that the underwriting on these loans was generally more stringent than builder land bank loans, as an option agreement with a regional or national builder did not exist at the origination date. The land acquisition, development and construction loans are secured by residential land which was intended to be fully developed by the borrower who also might have plans to construct homes on the property. These loans generally involved property with a longer investment and development horizon, and were guaranteed by the borrower or individuals so it was expected that the borrower would have the ability to service the debt for a longer period of time. However, based on the declines in value in the Florida real estate market, all loans collateralized by Florida real estate expose the Bank to significant risk.

Commercial real estate owner occupied loans are also real estate collateralized loans; however, the primary source of repayment is the cash flow from the business operated on the premises of the collateralized property.

Commercial real estate land loans include loans secured by the sale of land and commercial land held for investment purposes. These loans are generally to borrowers that intend to expand the zoning of the property and ultimately sell the property to developers. These loans are considered higher risk than owner occupied or loans with income producing collateral as the repayment of the loan is dependent on the sale of the collateral or the financial strength of the borrower or guarantors.

Commercial other real estate loans are primarily secured by income producing property which includes shopping centers, office buildings, self storage facilities, and warehouses.

BankAtlantic has sold participations in certain commercial real estate loans that it originated. BankAtlantic administers the loans and provides participants periodic reports on the progress of the project for which the loan was made. Major decisions regarding the loans are made by the participants on either a majority or unanimous basis. As a result, BankAtlantic generally cannot significantly modify the loans without either majority or unanimous consent of the participants. BankAtlantic’s sale of loan participations has the effect of reducing its exposure on individual projects, and was required in some cases in order to comply with the regulatory “loans to one borrower” limitations. BankAtlantic has also purchased commercial real estate loan participations from other financial institutions, and in such cases BankAtlantic may not be in a position to control decisions made with respect to the loans.

Standby Letters of Credit and Commitments: Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is the same as extending loans to customers. BankAtlantic may hold certificates of deposit, liens on corporate assets and liens on residential and commercial property as collateral for letters of credit. BankAtlantic issues commitments for commercial real estate and commercial non-mortgage loans.

Commercial non-mortgage loans: These loans are generally business loans secured by the receivables, inventory, equipment, and/or general corporate assets of the borrowers. These loans generally have variable interest rates that are Prime or LIBOR based and are typically originated for terms ranging from one to five years.

Consumer: Consumer loans primarily consist of loans to individuals originated through BankAtlantic’s retail network. Approximately 97% of consumer loans are home equity lines of credit secured by a first or second mortgage on the primary residence of the borrower, substantially all of which is located in Florida. Approximately 26% of home equity lines of credit balances are secured by a first mortgage on the property. Home equity lines of credit have prime-based interest rates and generally mature in 15 years. Other consumer loans generally have fixed interest rates with terms ranging from one to five years. The credit quality of consumer loans is adversely impacted by increases in the unemployment rate and declining real estate values. During the past three years, BankAtlantic experienced higher than historical losses in this portfolio as a result of deteriorating economic conditions in Florida. In an attempt to address this issue, BankAtlantic has adopted more stringent underwriting criteria for consumer loans which has had the effect of significantly reducing consumer loan originations.

Small Business: BankAtlantic originates small business loans to companies located primarily in markets within BankAtlantic’s branch network. Small business loans are primarily originated on a secured basis and do not generally exceed $2.0 million. These loans are generally originated with maturities ranging from one to three years or are due upon demand. Lines of credit extended to small businesses are due upon demand. Small business loans have either fixed or variable prime-based interest rates.

The composition of the loan portfolio was (in millions):

	As of December 31,
	2010		2009		2008		2007		2006
	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct
Loans receivable:
Real estate loans:
Residential	$1,222	40.31	1,550	42.35	1,930	45.34	2,156	47.66	2,151	46.81
Consumer - home equity	604	19.92	670	18.31	719	16.89	676	14.94	562	12.23
Construction and development	145	4.78	223	6.09	301	7.07	416	9.20	475	10.34
Commercial	744	24.54	897	24.51	930	21.85	882	19.49	973	21.17
Small business	203	6.70	213	5.82	219	5.14	212	4.69	187	4.07
Other loans:
Commercial non-mortgage	134	4.42	154	4.21	143	3.36	131	2.9	157	3.42
Small business non-mortgage	99	3.26	99	2.70	108	2.54	106	2.34	98	2.13
Consumer	19	0.63	21	0.57	26	0.61	31	0.68	26	0.57
Loans held for sale	21	0.69	4	0.11	3	0.07	4	0.09	9	0.20

Total	3,191	105.26	3,831	104.67	4,379	102.87	4,614	101.99	4,638	100.94

Adjustments:
Unearned discounts (premiums)	(2)	(0.06)	(3)	(0.08)	(3)	(0.07)	(4)	(0.09)	(1)	(0.02)
Allowance for loan losses	161	5.31	174	4.75	125	2.94	94	2.08	44	0.96

Total loans receivable, net	$3,032	100.00	3,660	100.00	4,257	100.00	4,524	100.00	4,595	100.00

At March 31, 2008, BankAtlantic transferred $101.5 million of non-performing commercial loans to a subsidiary of the Parent Company and the loans are not reported on the above table as of December 31, 2010, 2009 and 2008.

Included in BankAtlantic’s commercial and construction and development loan portfolios were the following commercial residential loans (in millions):

	As of December 31,
	2010	2009	2008	2007

Builder land bank loans	$10	44	62	150
Land acquisition and development loans	119	172	210	245
Land acquisition, development and construction loans	4	11	32	108

Total commercial residential loans	$133	227	304	503

Investments

Securities available for sale: BankAtlantic invests in obligations of, or securities guaranteed by the U.S. government or its agencies. These include mortgage-backed securities and real estate mortgage investment conduits (“REMICs”). BankAtlantic’s securities available for sale portfolio at December 31, 2010 reflects a decision to seek high credit quality and securities guaranteed by government sponsored enterprises in an attempt to minimize credit risk in its investment portfolio to the extent possible. During 2010, BankAtlantic began investing in municipal and agency securities that mature in less than two years. These short-term investments carried higher yields than alternative short-term investments. The available for sale securities portfolio serves as a source of liquidity as well as a means to moderate the effects of interest rate changes. The decision to purchase and sell securities from time to time is based upon a current assessment of the economy, the interest rate environment, and capital and liquidity strategies and requirements. BankAtlantic’s investment portfolio does not include credit default swaps, commercial paper, collateralized debt obligations, structured investment vehicles, auction rate securities, trust preferred securities or equity securities in Fannie Mae or Freddie Mac.

Tax Certificates: Tax certificates are evidences of tax obligations that are sold through auctions or bulk sales by various state and local taxing authorities. A tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Certain municipalities bulk sale their entire tax certificates for the prior year by auctioning the portfolio to the highest bidder instead of auctioning each certificate separately. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. The minimum repayment to satisfy the lien is the certificate amount plus the interest accrued through the redemption date, plus applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void and lose its value. BankAtlantic’s experience with this type of investment has generally been favorable because the rates earned are generally higher than many alternative investments and substantial repayments typically occur over a one-year period. During 2008, BankAtlantic discontinued acquiring tax certificates through bulk acquisitions as it experienced higher than historical losses from these types of acquisitions. During 2009 and 2010, BankAtlantic purchased tax certificates primarily in Florida and expects that the majority of tax certificates it acquires in 2011 will be in Florida.

The composition, yields and maturities of BankAtlantic’s securities available for sale, investment securities and tax certificates were as follows (dollars in thousands):

	Tax Certificates	Treasury and Agencies	Tax-Exempt Securities	Taxable Securities	Mortgage- Backed Securities	Corporate Bond and Other	Total	Weighted Average Yield

December 31, 2010
Maturity: (1)
One year or less	$34,725	-	160,395	19,922	-	-	215,042	1.70%
After one through five years	56,013	60,143	1,728	-	216	-	118,100	3.24
After five through ten years	-	-		-	24,406	-	24,406	3.64
After ten years	-	-		-	156,261	-	156,261	2.57

Fair values (2)	$90,738	60,143	162,123	19,922	180,883	-	513,809	2.41%

Amortized cost (2)	$89,789	60,000	162,113	19,936	171,253		503,091	3.37%

Weighted average yield based on fair values	5.46	5.66	0.95	1.32	3.41	-	2.41
Weighted average maturity (yrs)	2.1	2.7	0.50	0.53	20.58	-	7.88

December 31, 2009
Fair values (2)	$112,472	-	-	-	319,292	250	432,014	4.00%

Amortized cost (2)	$110,991	-	-	-	307,314	250	418,555	5.35%

December 31, 2008
Fair values (2)	$224,434	-	-	-	699,224	250	923,908	5.25%

Amortized cost (2)	$213,534	-	-	-	687,344	250	901,128	6.00%

(1)

Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 2 years).

(2)

Equity and tax exempt securities held by the Parent Company with a cost of $1.5 million, $1.5 million and $3.6 million and a fair value of $1.5 million, $1.5 million and $4.1 million, at December 31, 2010, 2009 and 2008, respectively, were excluded from the above table. At December 31, 2010, equities held by BankAtlantic with a cost of $1.3 million and a fair value of $1.3 million were excluded from the above table.

A summary of the amortized cost and gross unrealized appreciation or depreciation of estimated fair value of tax certificates and securities available for sale follows (in thousands):

	December 31, 2010 (1)
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value

Tax certificates:
Cost equals market	$89,789	949	-	90,738
Securities available for sale:
Investment securities:
Cost equals market	-	-	-	-
Market over cost	76,436	41	-	76,477
Cost over market	105,613	-	(45)	105,568
Mortgage-backed securities :
Cost equals market	-	-	-	-
Market over cost	231,253	9,773	-	241,026
Cost over market	-	-	-	-

Total	$503,091	10,763	(45)	513,809

(1) The above table excludes equity securities held by the Parent Company with a cost and fair value of $1.5 million at December 31, 2010 and equities held by BankAtlantic with a cost and fair value of $1.3 million at December 31, 2010.

Deposit products and borrowed funds:

Deposits: BankAtlantic offers checking and savings accounts to individuals and business customers. These include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts and IRA and Keogh retirement accounts. BankAtlantic also obtains deposits from municipalities. BankAtlantic solicited deposits from customers in its geographic market through marketing and relationship banking activities primarily conducted through its sales force and store network. BankAtlantic primarily solicited deposits at its branches (or stores) through its “Florida’s Most Convenient Bank” initiative and more recently through its relationship marketing strategy. The Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the maximum standard deposit insurance to $250,000 per depositor and the Act provides full deposit insurance coverage on non-interest bearing deposit accounts until January 1, 2013. See note 14 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s deposit accounts.

Federal Home Loan Bank (“FHLB”) Advances: BankAtlantic is a member of the FHLB of Atlanta and can obtain secured advances from the FHLB of Atlanta. These advances can be collateralized by a security lien against its residential loans, certain commercial loans, consumer home equity loans and securities. In addition, BankAtlantic must maintain certain levels of FHLB stock based upon outstanding advances. See note 15 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s FHLB Advances.

Other Short-Term Borrowings: BankAtlantic’s short-term borrowings generally consist of securities sold under agreements to repurchase and treasury tax and loan borrowings.

•

Securities sold under agreements to repurchase include a sale of a portion of its current investment portfolio (usually mortgage-backed securities and REMICs) at a negotiated rate and an agreement to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities in its investment portfolio but are not insured by the Federal Deposit Insurance Corporation (“FDIC”). See note 16 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s securities sold under agreements to repurchase borrowings.

•

Treasury tax and loan borrowings represent BankAtlantic’s participation in the Federal Reserve Treasury Investment Program. Under this program, the Federal Reserve places funds with BankAtlantic obtained from treasury tax and loan payments received by financial institutions. See note 17 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s treasury tax and loan borrowings.

BankAtlantic’s other borrowings have floating interest rates and consist of mortgage-backed bond and subordinated debentures. See note 18 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s other borrowings.

Parent Company

The Parent Company’s operations primarily consist of financing the capital needs of BankAtlantic and its subsidiaries and management of the asset work-out subsidiary. In March 2008, the Parent Company used a portion of the proceeds obtained from the sale of Ryan Beck to Stifel to purchase from BankAtlantic $101.5 million of non-performing loans at BankAtlantic’s carrying value. These loans are held in an asset workout subsidiary wholly-owned by the Parent Company, which has entered into an agreement with BankAtlantic pursuant to which BankAtlantic services the transferred non-performing loans. The Parent also has arrangements with BFC Financial Corporation (“BFC”) for BFC to provide certain human resources, insurance management, investor relations, real estate advisory services and other administrative services to the Parent and its subsidiaries. The largest expense of the Parent Company is interest expense on junior subordinated debentures issued in connection with trust preferred securities. The Company has the right to defer quarterly payments of interest on the junior subordinated debentures for a period not to exceed 20 consecutive quarters without default or penalty. During all four quarters of 2009 and 2010 and during the first quarter of 2011, the Company notified the trustees under its junior subordinated debentures that it has elected to defer its quarterly interest payments. During the deferral period, the respective trusts suspend the declaration and payment of dividends on the trust preferred securities. Additionally, during the deferral period, the Company may not pay dividends on or repurchase its common stock. The Parent Company deferred the interest and dividend payments in order to preserve its liquidity in response to current economic conditions.

The Parent Company had the following cash and investments as of December 31, 2010 (in thousands). We may not receive proceeds equal to the estimated fair value upon the liquidation of the private investment securities.

	As of December 31, 2010
(in thousands)	Carrying Value	Gross Unrealized Depreciation	Estimated Fair Value

Cash and cash equivalents	$12,226	-	12,226
Securities available for sale	10	2	8
Private investment securities	1,500	-	1,500

Total	$13,736	2	13,734

The Parent Company’s work-out subsidiary had the following loans and real estate owned as of December 31, 2010:

(in millions)	Amount
Commercial residential real estate loans	$10
Commercial other	7

Total commercial loans	17
Real estate owned	10

Total loans and real estate owned	$27

Employees

Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.

The number of employees at the indicated dates was:

	December 31, 2010		December 31, 2009
	Full- Time	Part- time	Full- time	Part- time
BankAtlantic Bancorp	8	-	6	-
BankAtlantic	1,202	162	1,426	212

Total	1,210	162	1,432	212

Competition

The banking and financial services industry is very competitive and is in a transition period. The financial services industry continues to experience a severe downturn and increased competition in the marketplace. We expect continued consolidation in the financial services industry, creating larger financial institutions. Our primary method of competition is emphasis on relationship banking, customer service and convenience.

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

Regulation of Federal Savings Associations

Holding Company

We are a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”), as amended. As such, we are registered with the Office of Thrift Supervision (“OTS”), and are subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over us. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association. Recent changes in the law will, during 2011, shift principal regulatory jurisdiction over the Company to the Federal Reserve. Management is in the process of evaluating the potential practical implications of this shift in regulatory jurisdiction, such as possible changes in how the Company’s regulators will examine the Company and what new or different standards they may apply to the Company. As a result of this shift, we expect that the Parent Company will at some point be subject to minimum capital ratios for the first time. To date, the Company’s regulators have not announced specifics about the change in regulatory jurisdiction in enough detail that would allow management to understand what the consequences of the shift will be.

HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from:

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

As a unitary savings and loan holding company, we generally are not restricted under existing laws as to the types of business activities in which we may engage provided that BankAtlantic continues to satisfy the Qualified Thrift Lender, or QTL, test. See “Regulation of Federal Savings Associations - BankAtlantic — QTL Test” for a discussion of the QTL requirements. If we were to make a non-supervisory acquisition of another savings institution or of a savings institution that meets the QTL test and is deemed to be a savings institution by the OTS and that will be held as a separate subsidiary, then we would become a multiple savings and loan holding company within the meaning of HOLA and would be subject to limitations on the types of business activities in which we can engage. HOLA limits the activities of a multiple savings institution holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation.

Transactions between BankAtlantic, including any of BankAtlantic’s subsidiaries, and us or any of BankAtlantic’s affiliates, are subject to various conditions and limitations. See “Regulation of Federal Savings Associations — BankAtlantic Transactions with Related Parties” and the Bank Order. BankAtlantic must seek approval from the OTS prior to any declaration of the payment of any dividends or other capital distributions to us. See “Regulation of Federal Savings Associations — BankAtlantic Limitation on Capital Distributions” and the Bank Order. See note 2 to the “Notes to Consolidated Financial Statements”.

BankAtlantic

BankAtlantic is a federal savings association and is subject to extensive regulation, examination, and supervision by the OTS, as its chartering agency and primary regulator, and the FDIC, as its deposit insurer. BankAtlantic’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. BankAtlantic must file reports with the OTS and the FDIC concerning its activities and financial condition. Additionally, BankAtlantic must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions, and must submit applications or notices prior to forming certain types of subsidiaries or engaging in certain activities through its subsidiaries. The OTS and the FDIC conduct periodic examinations to assess BankAtlantic’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such applicable activities or policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on us, BankAtlantic, and our operations.

Recent changes in law will shift principal regulatory jurisdiction over thrift institutions, including BankAtlantic, from the OTS to the Office of the Comptroller of the Currency (the “OCC”) during 2011. We are in the process of evaluating the potential implications of this shift in regulatory jurisdiction, such as possible changes in how BankAtlantic’s regulators will examine it and what new or different standards they may apply to BankAtlantic. Because BankAtlantic does not have plans to convert to a national bank, we currently believe the existing OTS regulations will initially continue to apply to BankAtlantic, although the OCC may decide to modify these regulations.

The following discussion is intended to be a summary of the material banking statutes and regulations applicable to BankAtlantic, and it does not purport to be a comprehensive description of such statutes and regulations, nor does it include every federal and state statute and regulation applicable to BankAtlantic.

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is expected to have a broad impact on the financial services industry, imposing significant regulatory and compliance changes, including the designation of certain financial companies as systemically significant, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen the safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Council, the Federal Reserve, the OCC, and the FDIC. Of particular relevance to the Company, the Dodd-Frank Act makes fundamental changes to the federal supervisory oversight structure for federal thrifts and savings and loan holding companies.

The following items provide a brief description of certain provisions of the Dodd-Frank Act.

•

Principal changes for federal thrifts and savings and loan holding companies. The Dodd-Frank Act preserves the charter for federal thrifts, but will eliminate the OTS as the primary federal regulator for federal thrifts and savings and loan holding companies. The OTS will be abolished by April 2012 and its functions and personnel distributed among the OCC, FDIC, and the Federal Reserve. Primary jurisdiction for the supervision and regulation of federal thrifts, including BankAtlantic, will be transferred to the OCC; supervision and regulation of savings and loan holding companies, including the Company, will be transferred to the Federal Reserve. Although the Dodd-Frank Act maintains the federal thrift charter, it eliminates certain benefits of the charter and imposes new penalties for failure to comply with the QTL test. Under the Dodd-Frank Act, risk-based and leverage capital standards currently applicable to U.S. insured depository institutions will be imposed on U.S. bank holding companies and savings and loan holding companies, and depository institutions and their holding companies will be subject to minimum risk-based and leverage capital requirements on a consolidated basis. In addition, the Dodd-Frank

Act requires that savings and loan holding companies be well-capitalized and well managed in the same manner as bank holding companies in order to engage in the expanded financial activities permissible only for a financial holding company.

•

Source of strength. The Dodd-Frank Act requires all companies, including savings and loan holding companies, that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. Under this requirement, the Company in the future could be required to provide financial assistance to BankAtlantic should BankAtlantic experience financial distress.

•

Limitation on federal preemption. The Dodd-Frank Act significantly reduces the ability of national banks and federal thrifts to rely upon federal preemption of state consumer financial laws. Although the OCC, as the new primary regulator of federal thrifts, will have the ability to make preemption determinations where certain conditions are met, the broad rollback of federal preemption has the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to us, potentially significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks.

•

Mortgage loan origination and risk retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banks and thrifts, in an effort to require steps to verify a borrower’s ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

•

Imposition of restrictions on certain activities. The Dodd-Frank Act requires new regulations for the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, and reporting. Additionally, the Dodd-Frank Act requires that certain swaps and derivatives activities be “pushed out” of insured depository institutions and conducted in non-bank affiliates, significantly restricts the ability of a member of a depository institution holding company group to invest in or sponsor certain private funds, and broadly restricts such entities from engaging in “proprietary trading,” subject to limited exemptions. These restrictions may affect our ability to manage certain risks in our business.

•

Expanded FDIC resolution authority. While insured depository institutions are currently subject to the FDIC’s resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank and thrift holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would be tasked with conducting an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act, or FDI Act, bank resolution regulations, and generally gives the FDIC more discretion than in the traditional bankruptcy context.

•

Consumer Financial Protection Bureau (CFPB). The Dodd-Frank Act creates a new independent CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule making and examination, and primary enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations.

•

Deposit insurance. The Dodd-Frank Act makes permanent the general $250,000 deposit insurance limit for insured deposits. The Dodd-Frank Act also extends until January 1, 2013, federal deposit coverage for the full net amount held by depositors in non-interest bearing transaction accounts. Amendments to the FDI Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. Several of these provisions could increase the FDIC deposit insurance premiums paid by BankAtlantic.

•

Transactions with affiliates and insiders. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered credit transactions must be satisfied. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivatives transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•

Enhanced lending limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Federal banking law currently limits a federal thrift’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•

Corporate governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as directors and to have those nominees included in a company’s proxy materials.

Many of the requirements of the Dodd-Frank Act will be implemented over time and most will be subject to regulations implemented over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is uncertain. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to our business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition.

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

Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, the total amount of loans and extensions of credit made by a savings association to one borrower or related group of borrowers outstanding at one time and not fully secured by collateral may not exceed 15% of the savings association’s unimpaired capital and unimpaired surplus. In addition to, and separate from, the 15% limitation, the total amount of loans and extensions of credit made by a savings association to one borrower or related group of borrowers outstanding at one time and fully secured by readily-marketable collateral may not exceed 10% of the savings association’s unimpaired capital and unimpaired surplus. Readily-marketable collateral includes certain debt and equity securities and bullion, but generally does not include real estate. At December 31, 2010, BankAtlantic’s limit on loans to one borrower was approximately $57.0 million. At December 31, 2010, BankAtlantic’s largest aggregate amount of loans to one borrower was approximately $35.6 million and the second largest borrower had an aggregate balance of approximately $32.1 million.

QTL Test. HOLA requires a savings association to meet a QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly average basis in at least nine months out of every twelve months. A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The Dodd-Frank Act imposes additional restrictions on the ability of any savings association that fails to become or remain a QTL to pay dividends. Specifically, the savings association is not only subject to the general dividend restrictions as would apply to a national bank (as under prior law), but also is prohibited from paying dividends at all (regardless of financial condition) unless required to meet the obligations of a company that controls the thrift, permissible for a national bank and specifically approved by the OCC and the Federal Reserve. In addition, violations of the QTL test now are treated as violations of federal banking laws subject to enforcement action. At December 31, 2010, BankAtlantic maintained approximately 73% of its portfolio assets in qualified thrift investments. BankAtlantic had also satisfied the QTL test in each of the nine months prior to December 2010 and, therefore, was a QTL.

Capital Requirements. OTS regulations generally require savings associations to meet three minimum capital standards:

•	a tangible capital requirement for savings associations to have tangible capital in an amount equal to at least 1.5% of adjusted total assets;

•	a leverage ratio requirement:

¡	for savings associations assigned the highest composite rating of 1, to have core capital in an amount equal to at least 3% of adjusted total assets; or

¡	for savings associations assigned any other composite rating, to have tier 1 or core capital in an amount equal to at least 4% of adjusted total assets, or a higher percentage if warranted by the particular circumstances or risk profile of the savings association; and

•	a risk-based capital requirement for savings associations to have total (Tier 1 and Tier 2) capital in an amount equal to at least 8% of risk-weighted assets.

In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights assigned by the OTS capital regulations. The OTS monitors the risk management of individual institutions. The OTS may impose an individual minimum capital requirement on institutions that it believes exhibit a higher degree of risk.

See note 21 to the “Notes to the Consolidated Financial Statements” for actual capital amounts and ratios and a discussion of the increased capital ratios required by the Bank Order.

There currently are no regulatory capital requirements directly applicable to us as a unitary savings and loan holding company apart from the regulatory capital requirements for savings associations that are applicable to BankAtlantic. As a result of the Dodd-Frank Act, risk-based and leverage capital standards currently applicable to U.S. insured depository institutions and U.S. bank holding companies will in the future become applicable to savings and loan holding companies such as the Parent Company. The Dodd-Frank Act generally authorizes the Federal Reserve to promulgate capital requirements for savings and loan holding companies.

Limitation on Capital Distributions. The OTS regulations impose limitations upon certain capital distributions by savings associations, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.

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

Regulations restrict the payment of dividends by financial institutions if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the financial institution was notified by regulators that it was in need of more than normal supervision. Under the FDI Act, an insured depository institution, such as BankAtlantic, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by BankAtlantic also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. Additionally, the Dodd-Frank Act imposes additional restrictions on the ability of any savings association that fails to become or remain a QTL to pay dividends. The Bank Order and the Company Order currently prohibits BankAtlantic from paying dividends or other capital distributions without the prior written non-objection of the Regional Director of the OTS.

Liquidity. BankAtlantic is required to maintain sufficient liquidity to ensure its safe and sound operation, in accordance with OTS regulations.

Assessments. The OTS charges assessments to recover the costs of examining savings associations and their affiliates, processing applications and other filings, and covering direct and indirect expenses in regulating savings associations and their affiliates. These assessments are based on three components:

•	the size of the savings association, on which the basic assessment is based;
•	the savings association’s supervisory condition, which results in an additional assessment based on a percentage of the basic assessment for any savings association with a composite rating of 3, 4 or 5 in its most recent safety and soundness examination; and
•

the complexity of the savings association’s operations, which results in an additional assessment based on a percentage of the basic assessment for any savings association that has more than $1 billion in trust assets that it administers, loans that it services for others or assets covered by its recourse obligations or direct credit substitutes.

These assessments are paid semi-annually. During the year ended December 31, 2010, assessment expense was approximately $1.3 million. The Dodd-Frank Act provides various agencies with the authority to assess additional supervision fees.

Branching. Subject to certain limitations, HOLA and OTS regulations permit federally chartered savings associations to establish branches in any state or territory of the United States. Pursuant to the Bank Order, BankAtlantic must limit its asset growth unless it receives the prior written non-objection of the OTS.

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

Transactions with Related Parties. BankAtlantic’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act, or FRA, by Regulation W of the Federal Reserve Board, or FRB, implementing Sections 23A and 23B of the FRA, and by OTS regulations. BankAtlantic’s authority to engage in transactions with affiliates is further limited under the Bank Order. The applicable OTS regulations for savings associations regarding transactions with affiliates generally conform to the requirements of Regulation W, which is applicable to national banks. In general, an affiliate of a savings association is any company that controls, is controlled by, or is under common control with, the savings association, other than the savings association’s subsidiaries. For instance, we are deemed an affiliate of BankAtlantic under these regulations.

Generally, Section 23A limits the extent to which a savings association may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the savings association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of the savings association’s capital stock and surplus. A covered transaction generally includes:

•	making or renewing a loan or other extension of credit to an affiliate;
•	purchasing, or investing in, a security issued by an affiliate;
•	purchasing an asset from an affiliate;

•	accepting a security issued by an affiliate as collateral for a loan or other extension of credit to any person or entity; and
•	issuing a guarantee, acceptance or letter of credit on behalf of an affiliate.

Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, or acceptances of letters of credit issued on behalf of, an affiliate. Section 23B requires covered transactions and certain other transactions to be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the savings association, as those prevailing at the time for transactions with or involving non-affiliates. Additionally, under OTS regulations, a savings association is prohibited from:

•	making a loan or other extension of credit to an affiliate that is engaged in any non-bank holding company activity; and
•	purchasing, or investing in, securities issued by an affiliate that is not a subsidiary.

Sections 22(g) and 22(h) of the FRA, Regulation O of the FRB, Section 402 of the Sarbanes-Oxley Act of 2002, and OTS regulations impose limitations on loans and extensions of credit from BankAtlantic and the Company to their executive officers, directors, controlling shareholders and their related interests. The applicable OTS regulations for savings associations regarding loans by a savings association to its executive officers, directors and principal shareholders generally conform to the requirements of Regulation O, which is applicable to national banks. The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and Section 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied. The ability of the Federal Reserve to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including by requiring coordination with other bank regulators.

Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all “institution-affiliated parties,” including any controlling stockholder or any shareholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation, breach of fiduciary duty, or certain other wrongful actions that have, or are likely to have, a significant adverse effect on an insured savings association or cause it more than minimal loss. In addition, the FDIC has back-up authority to take enforcement action for unsafe and unsound practices. Formal enforcement action can include the issuance of a capital directive, cease and desist order, removal of officers and/or directors, institution of proceedings for receivership or conservatorship and termination of deposit insurance. As previously disclosed BankAtlantic and the Parent Company have entered into the Bank Order and the Company Order, respectively. Pursuant to the Orders, BankAtlantic and the Parent Company have committed to the OTS that no new arrangements may be entered into with affiliates without required regulatory notice.

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

Standards for Safety and Soundness. Pursuant to the requirements of the FDI Act, the OTS, together with the other federal bank regulatory agencies, has adopted the Interagency Guidelines Establishing Standards for Safety and Soundness, (the “Guidelines”). The Guidelines establish general safety and soundness standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the Guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the Guidelines. If the OTS determines that a savings association fails to meet any standard established by the Guidelines, then the OTS may require the savings association to submit to the OTS an acceptable plan to achieve compliance.

If a savings association fails to comply, the OTS may seek an enforcement order in judicial proceedings and impose civil monetary penalties.

Shared National Credit Program. The Shared National Credit Program is an interagency program, established in 1977, to provide a periodic credit risk assessment of the largest and most complex syndicated loans held or agented by financial institutions subject to supervision by a federal bank regulatory agency. The Shared National Credit Program is administered by the FRB, FDIC, OTS and the OCC. The Shared National Credit Program covers any loan or loan commitment of at least $20 million (i) which is shared under a formal lending agreement by three or more unaffiliated financial institutions or (ii) a portion of which is sold to two or more unaffiliated financial institutions with the purchasing financial institutions assuming their pro rata share of the credit risk. The Shared National Credit Program is designed to provide uniformity and efficiency in the federal banking agencies’ analysis and rating of the largest and most complex credit facilities in the country by avoiding duplicate credit reviews and ensuring consistency in rating determinations. The federal banking agencies use a combination of statistical and judgmental sampling techniques to select borrowers for review each year. The selected borrowers are reviewed and the credit quality rating assigned by the applicable federal banking agency’s examination team will be reported to each financial institution that participates in the loan as of the examination date. The assigned ratings are used during examinations of the other financial institutions to avoid duplicate reviews and ensure consistent treatment of these loans. BankAtlantic has entered into participations with respect to certain of its loans and has acquired participations in the loans of other financial institutions which are subject to this program and accordingly these loans may be subject to this additional review.

Real Estate Lending Standards. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that are secured by liens on or interests in real estate or are made for the purpose of financing the construction of improvements on real estate. OTS regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with OTS guidelines and with safe and sound banking practices and which are appropriate to the size of the savings association and the nature and scope of its real estate lending activities.

Prompt Corrective Regulatory Action. Under the OTS Prompt Corrective Action (“PCA”) Regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations, such as requiring compliance with a capital restoration plan, restricting asset growth, acquisitions, branching and new lines of business and, in extreme cases, appointment of a receiver or conservator. The severity of the action required or authorized to be taken increases as a savings association’s capital deteriorates. Under PCA regulations, savings associations are classified into five categories of capitalization as “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Generally, a savings association is categorized as “well capitalized” if:

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

BankAtlantic’s regulatory capital amounts and ratios met the OTS “well capitalized” category during the year ended December 31, 2010. However, the Bank Order requires that BankAtlantic maintain capital ratios that exceed the PCA “well capitalized” amounts and ratios. For a discussion on required capital ratios and amounts pursuant to the Bank Order, see Note 2 to the “Notes to Consolidated Financial Statements.”

By January 2012, the OCC will assume the OTS’ powers with respect to federal savings associations (like BankAtlantic), as well as rulemaking authority over all savings associations (except for the limited rulemaking authority transferred to the Federal Reserve). Although the federal banking agencies have substantially similar capital adequacy standards and utilize the same accounting standards, some differences in capital standards exist, such as the regulatory treatment of noncumulative perpetual preferred stock and the risk-weightings assigned to certain assets.

OTS regulations do not require savings and loan holding companies, such as the Company, to maintain specific minimum capital ratios. As a result of the Dodd-Frank Act, risk-based and leverage capital standards currently applicable to U.S. insured depository institutions and U.S. bank holding companies will in the future become applicable to savings and loan holding companies such as the Company. The Dodd-Frank Act generally authorizes the Federal Reserve to promulgate capital requirements for savings and loan holding companies.

In addition, the Dodd-Frank Act requires the federal banking agencies to adopt capital requirements which address the risks that the activities of an institution poses to the institution and public and private stakeholders. The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future pursuant to the Dodd-Frank Act or other regulatory or supervisory changes.

Insurance of Deposit Accounts. Savings associations are subject to a risk-based assessment system for determining the deposit insurance assessments to be paid by them.

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

On January 1, 2007, the Federal Deposit Insurance Reform Act of 2005, or the Reform Act, became effective. The Reform Act, among other things, merged the Bank Insurance Fund and the Savings Association Insurance Fund, both of which were administered by the FDIC, into a new fund administered by the FDIC, the DIF, and increased the coverage limit for certain retirement plan deposits to $250,000, but maintained the basic insurance coverage limit of $100,000 for other depositors. On October 3, 2008, the Emergency Economic Stabilization Act of 2008, or the Stabilization Act, temporarily raised the basic insurance coverage limit to $250,000. The Dodd-Frank Act makes permanent the $250,000 insurance limit for insured deposits. Also as a result of the Dodd-Frank Act, unlimited coverage for non-interest bearing demand transaction accounts will be provided until January 1, 2013.

As a result of the Reform Act, the FDIC now assigns each savings institution to one of four risk categories based upon the savings institution’s capital evaluation and supervisory evaluation. The capital evaluation is based upon financial information as of the savings institution’s most recent quarterly financial report filed with the applicable bank regulatory agency at the end of each quarterly assessment period. The supervisory evaluation is based upon the results of examination findings by the savings institution’s primary federal regulator and information that the FDIC has determined to be relevant to the savings institution’s financial condition and the risk posed to the DIF. A savings institution’s deposit insurance base assessment rate depends on the risk category to which it is assigned. In April 2009, the FDIC implemented regulations to improve the way its insurance base assessment rates differentiate risk among insured institutions and make the risk-based system fairer by limiting the subsidization of riskier institutions by safer institutions. The Dodd-Frank Act changes the way an insured depository institution’s deposit insurance premiums are calculated. Because the new base assessment under the Dodd-Frank Act is larger than the current insurance base assessment, the proposed assessment rates are lower than the current rates. The insurance base assessment will no longer be the way an insured depository institution’s deposit premiums are calculated. For the quarter which began January 1, 2011, insurance base assessment rates range from 12 cents per $100 (but could be as low as 7 cents per $100, after computing applicable adjustments) in assessable deposits for a savings institution in the least risk category to 45 cents per $100 (but could be as high as 77.5 cents per $100, after computing applicable adjustments) in assessable deposits for a savings institution in the most risk category. BankAtlantic’s FDIC deposit insurance premium increased from $2.8 million for the year ended December 31, 2008 to $10.1 million for the same 2010 period. BankAtlantic expects its FDIC insurance premium to further increase during 2011 from the amounts assessed during 2010 based on its last OTS examination report.

The FDIC is authorized to raise the assessment rates in certain circumstances, which would affect savings institutions in all risk categories. The FDIC is also authorized to impose special assessments. The FDIC has exercised its authority to raise assessment rates and impose special assessments several times in the past, including a $2.4 million assessment during 2009. There was no corresponding assessment during 2010. The FDIC could raise rates and impose special assessments in the future. Increases in deposit insurance premiums and the imposition of special assessments would have an adverse effect on our earnings. Amendments to the FDI Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

Continued action by the FDIC to replenish the DIF as well as the changes contained in the Dodd-Frank Act may result in higher assessment rates, which could reduce our profitability or otherwise negatively impact our operations.

Privacy and Security Protection. BankAtlantic is subject to regulations implementing the privacy and security protection provisions of the Gramm-Leach-Bliley Act, or GLBA. These regulations require a savings association to disclose to its customers and consumers its policy and practices with respect to the privacy, and sharing with nonaffiliated third parties, of its customers’ and consumers’ “nonpublic personal information.” Additionally, in certain instances, BankAtlantic is required to provide its customers and consumers with the ability to “opt-out” of having BankAtlantic share their nonpublic personal information with nonaffiliated third parties. These regulations also require savings associations to maintain policies and procedures to safeguard their customers’ and consumers’ nonpublic personal information. BankAtlantic has policies and procedures designed to comply with GLBA and applicable privacy and security regulations.

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

Federal Home Loan Bank System. BankAtlantic is a member of the Federal Home Loan Bank, or FHLB, of Atlanta, which is one of the twelve regional FHLB’s composing the FHLB system. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As a member of the FHLB of Atlanta, BankAtlantic is required to acquire and hold shares of capital stock in the FHLB of Atlanta. BankAtlantic was in compliance with this requirement with an investment in FHLB of Atlanta stock at December 31, 2010 of approximately $43.6 million. During the year ended December 31, 2010, the FHLB of Atlanta paid dividends of approximately $0.1 million on the capital stock held by BankAtlantic.

Federal Reserve System. BankAtlantic is subject to provisions of the FRA and the FRB’s regulations, pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, federal savings associations must maintain reserves against transaction accounts (primarily NOW and regular interest and non-interest bearing checking accounts). The FRB regulations establish the specific rates of reserves that must be maintained, which are subject to adjustment by the FRB. BankAtlantic is currently in compliance with those reserve requirements. The required reserves must be maintained in the form of vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB. The FRB pays targeted federal funds rates on the required reserves which are lower than the yield on our traditional investments.

Anti-Terrorism and Anti-Money Laundering Regulations. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, provides the federal government with additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, or BSA, the USA PATRIOT Act puts in place measures intended to encourage information sharing among bank regulatory and law enforcement agencies. In addition, certain provisions of the USA PATRIOT Act impose affirmative obligations on a broad range of financial institutions, including savings associations.

Among other requirements, the USA PATRIOT Act and the related OTS regulations require savings associations to establish anti-money laundering programs that include, at a minimum:

•

internal policies, procedures and controls designed to implement and maintain the savings association’s compliance with all of the requirements of the USA PATRIOT Act, the BSA and related laws and regulations;

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

Consumer Protection. BankAtlantic is subject to federal and state consumer protection statutes and regulations, including the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the

Fair Debt Collection Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Gramm-Leach-Biley Act, the Real Estate Settlement Procedures Act, the Right to Financial Privacy Act, the Home Mortgage Disclosure Act, laws regarding unfair and deceptive trade practices; and usury laws. Among other things, these acts:

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

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans, or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general, and civil or criminal liability. The creation of the CFPB by the Dodd-Frank Act is likely to lead to enhanced and strengthened enforcement of consumer financial protection laws.

ITEM 1A. RISK FACTORS

Failure to comply with the Cease and Desist Orders could result in further regulatory action and/or fines and efforts to comply with the Orders could have a material adverse effect on our business and results of operations.

On February 23, 2011, the Parent Company entered into the Company Order and BankAtlantic entered into the Bank Order with the OTS, the Parent Company’s and BankAtlantic’s primary regulator (See “Business-Recent Developments” for a description of the terms of the Orders).

Any material failure by the Company or BankAtlantic to comply with the terms of the Orders could result in additional enforcement actions by the OTS and/or the imposition of fines. For example, if BankAtlantic does not meet the capital ratio requirements in the Bank Order, BankAtlantic would be required to submit a contingency plan that is acceptable to the OTS and that would detail steps to be taken by BankAtlantic that would lead to a potential sale of BankAtlantic. BankAtlantic would be required ti implement the contingency plan upon written notification from the OTS. Further, efforts to comply with the Orders may have material adverse effects on the operations and financial condition of the Company.

Our recent financial performance and the regulatory actions by the OTS, combined with continued capital and credit market volatility, may adversely affect our ability to access capital and may have a material adverse effect on our business, financial condition and results of operations.

The Company has incurred losses of $145.5 million, $185.8 million and $202.6 million during the years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. As part of its efforts to maintain regulatory capital ratios, BankAtlantic has reduced its assets and repaid borrowings. However, the reduction of earning asset balances has resulted in reduced income, while at the same time

BankAtlantic has experienced significant credit losses.

The Parent Company contributed $28 million and $105 million to the capital of BankAtlantic during the years ended December 31, 2010 and December 31, 2009, respectively. At December 31, 2010, the Parent Company had $12.2 million of liquid assets. While a wholly-owned work-out subsidiary of the Parent Company also holds a portfolio of approximately $13.7 million of non-performing loans, net of reserves, $2.8 million of performing loans and $10.2 million of real estate owned which it could seek to liquidate, the Parent Company’s sources of funds to continue to support BankAtlantic are limited.

The Parent Company’s ability to contribute additional capital to BankAtlantic will depend on its ability to raise capital in the secondary markets and on its ability to liquidate its portfolio of non-performing loans and real estate owned. Its ability to raise additional capital will depend on, among other things, conditions in the financial markets at the time, which are outside of our control, and our financial condition, results of operations and prospects. The entry into the Orders may also make it more difficult to raise additional capital. Such capital may not be available to us on acceptable terms or at all. The Parent Company may not be able to provide additional capital, as needed, to BankAtlantic and BankAtlantic may not be able to raise needed capital directly. The failure to obtain capital in amounts needed to meet the higher capital requirements under the Bank Order would cause BankAtlantic to fail to comply with the Bank Order and may have a material adverse effect on our results of operation and financial condition.

In light of the need for the Parent Company to be in a position to provide capital to BankAtlantic, as well as the anticipated imposition of capital requirements on thrift holding companies under the Dodd-Frank Act, the Parent Company has and will continue to evaluate raising additional funds through the issuance of securities. Any such financing could be obtained through additional public offerings, private offerings, in privately negotiated transactions, through a rights offering or otherwise. We could also pursue these financings at the Parent Company level or directly at BankAtlantic or both. Issuances of equity directly at BankAtlantic would dilute the Parent Company’s interest in BankAtlantic. During February 2010, we filed a shelf registration statement with the SEC registering up to $75 million of our Class A Common Stock and/or other securities in the future. We currently have $55 million remaining on this shelf registration statement. Additionally, in September 2010, the Parent Company filed a separate registration statement on Form S-1 with the SEC for registering $125 million of Class A Common Stock. The Form S-1 registration statement has not yet been declared effective. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The terms and pricing of any future transaction by the Parent Company or BankAtlantic could result in additional substantial dilution to our existing shareholders. As a result, our shareholders bear the risks of future offerings at the Parent Company level reducing the price of our Class A Common Stock, and diluting their holdings in the Company, and future offerings directly at BankAtlantic diluting the Parent Company’s interest in BankAtlantic. Additionally, depending on the amount of shares issued in any future offering, the Company’s ability to use its NOLs in future periods may be substantially limited.

The decline in the Florida real estate market has adversely affected, and may continue to adversely affect, our earnings and financial condition.

The continued deterioration of economic conditions in the Florida residential real estate market, including the continued decline in median home prices year-over-year in all major metropolitan areas in Florida, and the downturn in the Florida commercial real estate market, resulted in a substantial increase in BankAtlantic’s non-performing assets and provision for loan losses over the past three years. The housing industry has been in a substantial and prolonged downturn reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new construction resulting in a significant over-supply of housing inventory and increased foreclosure rates. Additionally, the deteriorating condition of the Florida economy and these adverse market conditions have negatively impacted the commercial non-residential real estate market. BankAtlantic’s earnings and financial condition were adversely impacted over the past three years as the majority of its loans are secured by real estate in Florida. We expect that our earnings and financial condition will continue to be unfavorably impacted if market conditions do not improve or deteriorate further in Florida. At December 31, 2010, BankAtlantic’s loan portfolio included $305.7 million of non-accrual loans concentrated in Florida.

Our loan portfolio is concentrated in loans secured by real estate, a majority of which are located in Florida, which makes us very susceptible to credit losses given the current depressed real estate market.

Conditions in the United States real estate market have deteriorated significantly beginning in 2007, particularly in Florida, BankAtlantic’s primary lending area. BankAtlantic’s loan portfolio is concentrated in commercial real estate loans (most of which are located in Florida and many of which involve residential land development), residential mortgages (nationwide), and consumer home-equity loans (throughout BankAtlantic’s markets in Florida). BankAtlantic has a heightened exposure to credit losses that may arise from this concentration as a result of the significant downturn in the Florida real estate markets. At December 31, 2010, BankAtlantic’s loan portfolio included $2.1 billion of loans concentrated in Florida, which represented approximately 64% of its loan portfolio.

We believe that BankAtlantic’s commercial residential loan portfolio has exposure to further declines in the Florida real estate market. As of December 31, 2010: (i) the “builder land bank loan” category held by BankAtlantic consisted of 4 loans aggregating $10.6 million, all of which were on non-accrual; (ii) the “land acquisition and development loan” category held by BankAtlantic consisted of 24 loans aggregating $118.8 million, of which thirteen loans totaling $61.9 million were on non-accrual; (iii) the “land acquisition, development and construction loan” category held by BankAtlantic consisted of 3 loans aggregating $3.5 million, none of which were on non-accrual.

In addition to the loans described above, during 2008, the Parent Company formed an asset workout subsidiary which acquired non-performing commercial residential real estate loans from BankAtlantic. The balance of these non-performing loans as of December 31, 2010 was $14.5 million, including $3.7 million, $3.6 million and $1.6 million of “builder land bank loans”, “land acquisition and development loans”, and “land acquisition, development and construction loans”, respectively.

Market conditions have resulted in, and may in the future result in, our commercial real estate borrowers having difficulty selling lots or homes in their developments for an extended period, which in turn could result in an increase in residential construction loan delinquencies and non-accrual balances. Additionally, if the current depressed economic environment continues or deteriorates further, collateral values may decline further which likely would result in increased credit losses in these loans.

Included in the commercial and construction and development real estate loan portfolio are approximately $781.6 million of commercial non-residential and commercial land loans. A borrower’s ability to repay commercial land loans is dependent on the success of the real estate project. A borrower’s ability to repay commercial non-residential loans is dependent upon maintaining tenants through the life of the loan or the borrower’s successful operation of a business. Weak economic conditions may impair a borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. As a result of these factors, vacancy rates for retail, office and industrial space are expected to continue to rise in 2011 which could result in falling rents. The combination of these factors could result in further deterioration in real estate market conditions and BankAtlantic may recognize higher credit losses on these loans, which would adversely affect our results of operations and financial condition.

BankAtlantic’s commercial real estate loan portfolio includes 10 large lending relationships totaling $266 million, including relationships with unaffiliated borrowers involving lending commitments in each case in excess of $20 million. Defaults by any of these borrowers could have a material adverse effect on BankAtlantic’s results.

The Parent Company has deferred interest on its outstanding junior subordinated debentures and anticipates that it will continue to defer this interest for the foreseeable future, which could adversely affect its financial condition and liquidity.

The Parent Company began deferring interest on all of its $294 million of junior subordinated debentures as of March 2009 which resulted in the deferral and accrual of $28.2 million of regularly scheduled quarterly interest payments that would otherwise have been paid during the years ended December 31, 2010 and 2009. The terms of the junior subordinated debentures allow the Parent Company to defer interest payments for up to 20 consecutive quarterly periods, and the Parent Company anticipates that it will continue to defer such interest for the foreseeable future. During the deferral period, interest continues to accrue on the junior subordinated debentures, as well as on the deferred interest, at the relevant stated coupon rate, and at the end of the deferral period, the Parent Company will be required to pay all interest accrued during the deferral period. In the event that the Parent Company elects to defer interest on its junior subordinated debentures for the full 20 consecutive quarterly periods permitted under the terms of the junior subordinated debentures, the Parent Company would owe approximately $74 million of accrued interest as of December 31, 2013 (based on average interest rates applicable at December 31, 2010, which were at historically low interest rate levels). As most of the outstanding junior subordinated debentures bear interest at rates that are indexed to LIBOR, if LIBOR rates increase, the interest that would accrue during the deferral period would be significantly higher and likewise increase the amount the Parent Company would owe at the conclusion of the deferral period.

BankAtlantic obtained a significant portion of its non-interest income through service charges on core deposit accounts, and recent legislation designed to limit service charges could reduce our fee income.

BankAtlantic’s deposit account growth has generated a substantial amount of service charge income. The largest component of this service charge income historically has been overdraft fees. Changes in banking regulations, in particular the Federal Reserve’s new rules prohibiting banks from automatically enrolling customers in overdraft protection programs, which became effective July 1, 2010, had a significant adverse impact on our service charge income during the year ended December 31, 2010 and this impact is expected to continue in 2011. Additionally, the Dodd-Frank Act has established a consumer protection agency which may further limit the assessment of overdraft fees. Changes in customer behavior, modification of our service charge practices as well as increased competition from other financial institutions could also result in declines in deposit accounts or in overdraft frequency resulting in a decline in service charge income. Further, the downturn in the Florida economy could result in the inability to collect overdraft fees. The reduction in deposit account fee income during 2010 had an adverse impact on our earnings and further reductions during 2011 would likewise impact our earnings.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material effect on our operations.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, which imposes significant regulatory and compliance changes. Currently, we believe the key effects of the Dodd-Frank Act on our business are:

•	changes to the thrift supervisory structure, including the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions to the OCC;
•	changes to regulatory capital requirements at the holding company level;
•	creation of new government regulatory agencies;
•	limitations on federal preemption;
•	limitations on debit card interchange fees;
•	changes in insured depository institution regulations; and
•	mortgage loan origination and risk retention.

Many provisions of the Dodd-Frank Act remain subject to regulatory rulemaking and implementation, the effects of which are not yet known. As a result, it is difficult to gauge the ultimate impact of certain provisions of the Dodd-Frank Act because the implementation of many concepts is left to regulatory agencies. For example, the Consumer Financial Protection Bureau (CFPB) is given the power to adopt new regulations to protect consumers and is given control over existing consumer protection regulations adopted by federal banking regulators.

The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements or with any future changes in laws or regulations may negatively impact our results of operations and financial condition. See “Regulation of Federal Savings Associations-BankAtlantic-The Dodd-Frank Act” for a more detailed description of the Dodd-Frank Act.

Deposit insurance premium assessments may increase substantially, which would adversely affect expenses.

BankAtlantic’s FDIC deposit insurance expense for the year ended December 31, 2010 was $10.1 million. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the deposit insurance assessment rates and raised deposit premiums for insured depository institutions. In addition, BankAtlantic’s annual insurance rates are expected to increase in 2011 based on the results of its latest regulatory risk profile. BankAtlantic’s prepaid insurance assessment was $22.0 million at December 31, 2010. If the economy worsens and the number of bank failures significantly increase, or if the FDIC otherwise determines that increased premiums are necessary, BankAtlantic may be required to pay additional FDIC specific assessments or incur increased annual insurance rates which would increase our expenses and adversely impact our results.

The Parent Company and BankAtlantic are each subject to significant regulation and the Company’s activities and the activities of the Company’s subsidiaries, including BankAtlantic, are subject to regulatory requirements that could have a material adverse effect on the Company’s business.

The Parent Company is a “grandfathered” unitary savings and loan holding company and has broad authority to engage in various types of business activities. The OTS, among other things, can prevent us from engaging in activities or limit those activities if it determines that there is reasonable cause to believe that the continuation of any particular activity constitutes a serious risk to the financial safety, soundness or stability of BankAtlantic.

Unlike bank holding companies, as a unitary savings and loan holding company, we have not historically been subject to capital requirements. However, capital requirements may be imposed on savings and loan holding companies in the future. The Dodd-Frank Act may, among other things, eliminate the status of a “savings and loan holding company” and require us to register as a bank holding company, which would subject us to regulatory capital requirements. Further, the regulatory bodies having authority over us may adopt regulations in the future that would affect our operations, including our ability to engage in certain transactions or activities.

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

Many of these factors are difficult to predict or estimate accurately, particularly in a changing economic environment. The process of determining the estimated losses inherent in BankAtlantic’s loan portfolio requires subjective and complex judgments and the level of uncertainty concerning economic conditions may adversely affect BankAtlantic’s ability to estimate the losses which may be incurred in its loan portfolio. If BankAtlantic’s evaluation is incorrect and borrower defaults cause losses exceeding the portion of the allowance for loan losses allocated to those loans, or if BankAtlantic perceives adverse trends that require it to significantly increase its allowance for loan losses in the future, our earnings could be significantly and adversely affected.

At December 31, 2010, BankAtlantic’s allowance for loan losses was $161.3 million which represented approximately 5.08% of total loans and 43.5% of non-performing loans.

BankAtlantic’s interest-only residential loans expose it to greater credit risks.

As of December 31, 2010, approximately $550.2 million of BankAtlantic’s purchased residential loan portfolio consisted of interest-only loans, representing approximately 45% of the total purchased residential loan portfolio. While these loans are not considered sub-prime or negative amortizing loans, these loans have reduced initial loan payments with the potential for significant increases in monthly loan payments in subsequent periods, even if interest rates do not rise, as required amortization of the principal commences. During the year ended December 31, 2011, approximately $52.1 million of the loans in this portfolio will begin principal amortization. Monthly loan payments also increase if interest rates increase. This presents a potential repayment risk if the borrower is unable to meet the higher debt service obligations or refinance the loan. As previously noted, current economic conditions in the residential real estate markets and the mortgage finance markets have made it more difficult for borrowers to refinance their mortgages which also increases our exposure to loss.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2010 and 2009, the Company’s non-performing loans totaled $385.5 million and $331.0 million, or 12.0% and 9.0% of our loan portfolio, respectively. At December 31, 2010 and 2009, the Company’s non-performing assets (which include non-performing loans and foreclosed real estate) were $463.6 million and $379.7 million, or 10.3% and 7.9% of our total assets, respectively. In addition, the Company had approximately $38.2 million and $72.9 million in accruing loans that were 30-89 days delinquent at December 31, 2010 and 2009, respectively. Our non-performing assets adversely affect our net income in various ways. Until economic and real estate market conditions improve, particularly in Florida but also nationally, we expect to continue to incur additional losses relating to an increase in non-performing loans and non-performing assets. We generally do not record interest income on non-performing loans or real estate owned. When we receive the collateral in foreclosures or similar proceedings, we are required to mark the related collateral to the then fair market value, generally based on appraisals of the property obtained by us, which often results in an additional loss. These loans and real estate owned also increase our risk profile, and increases in the level of non-performing loans and non-performing assets impact our regulators’ view of appropriate capital levels, which was the major contributing factor to the imposition by the OTS of the Orders. Our regulators will likely require us to maintain enhanced capital levels until, at a minimum, our levels of non-performing loans and assets are substantially reduced. While we seek to manage our nonperforming assets, decreases in the value of these assets or deterioration in our borrowers’ financial condition, which is often impacted by economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets requires significant commitments of management time.

BankAtlantic’s consumer loan portfolio is concentrated in home equity loans collateralized by Florida properties primarily located in the markets where BankAtlantic operates its branch network.

The decline in residential real estate prices and higher unemployment throughout Florida has, over the past three years, resulted in an increase in mortgage delinquencies and higher foreclosure rates. Additionally, in response to the turmoil in the credit markets, financial institutions have tightened underwriting standards which has limited borrowers’ ability to refinance. These conditions have adversely impacted delinquencies and credit loss trends in BankAtlantic’s home equity loan portfolio and it does not currently appear that these conditions will improve significantly in the near term. Approximately 74% of the loans in BankAtlantic’s home equity portfolio are residential second mortgages that exhibit higher loss severity than residential first mortgages. If current economic conditions do not improve and home prices continue to fall, BankAtlantic may continue to experience higher credit losses from this loan portfolio. Since the collateral for this portfolio consists primarily of second mortgages, it is unlikely that BankAtlantic will be successful in recovering all or any portion of its loan proceeds in the event of a default unless BankAtlantic is prepared to repay the first mortgage and such repayment and the costs associated with a foreclosure are justified by the value of the property.

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

Changes in interest rates can have differing effects on BankAtlantic’s net interest income. In particular, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or the yield curve, or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income and therefore reduce BankAtlantic’s net interest income. While BankAtlantic has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, BankAtlantic may not be successful in doing so.

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

BankAtlantic uses a computer model using standard industry software to assist it in its efforts to quantify BankAtlantic’s interest rate risk. The model measures the potential impact of gradual and abrupt changes in interest rates on BankAtlantic’s net interest income. While management would attempt to respond to the projected impact on net interest income, management’s efforts may not be successful.

BankAtlantic is subject to liquidity risk as its loans are funded by its deposits.

Like all financial institutions, BankAtlantic’s assets are primarily funded through its customer deposits and changes in interest rates, availability of alternative investment opportunities, a loss of confidence in financial institutions in general or BankAtlantic in particular, and other factors may make deposit gathering more difficult. If BankAtlantic experiences decreases in deposit levels, it may need to increase its borrowings, which may not be available in sufficient amounts, or liquidate a portion of its assets, which may not be readily saleable. Additionally, interest rate changes or further disruptions in the capital markets may make the terms of borrowings and deposits less favorable. For a further discussion on liquidity, refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources.”

BankAtlantic has significantly reduced operating expenses over the past three years and BankAtlantic may not be able to continue to reduce expenses without adversely impacting its operations.

BankAtlantic’s operating expenses have declined from $330.6 million for the year ended December 31, 2008 to $236.3 million for the year ended December 31, 2010. BankAtlantic reorganized its operations during this period and significantly reduced operating expenses while focusing on its core businesses and seeking to maintain quality customer service. While management is focused on reducing overall expenses, BankAtlantic may not be successful in efforts to further reduce expenses or to maintain its current expense structure. BankAtlantic’s inability to reduce or maintain its current expense structure may have an adverse impact on our results.

Prior to 2009, the Parent Company relied on dividends from BankAtlantic to service its debt and pay dividends, but no dividends from BankAtlantic are anticipated or contemplated for the foreseeable future.

BankAtlantic has not paid a dividend to the Parent Company since September 2008 and the Bank Order prohibits BankAtlantic from paying dividends to the Parent Company without the prior written non-objection of the OTS. As such, BankAtlantic does not intend to pay dividends to the Parent Company for the foreseeable future. For a further discussion refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources.”

The cost and outcome of pending legal proceedings may impact our results of operations.

BankAtlantic Bancorp, BankAtlantic and their subsidiaries are currently parties in ongoing litigation, legal and regulatory proceedings which have resulted in a significant increase in non-interest expense relating to legal and other professional fees. Pending proceedings include class action securities litigation, an SEC investigation, the Orders and an overdraft fee investigation, as well as litigation arising out of our banking operations including workouts and foreclosures, potential class actions by customers relating to service and overdraft fees assessed to their accounts, and legal proceedings associated with our tax certificate business and relationships with third party tax certificate ventures. While, based on current information, we believe that we have meritorious defenses in these proceedings, we anticipate continued elevated legal and related costs as parties to the actions and the ultimate outcomes of the matters are uncertain. Additionally, our insurance carrier for claims under our director and officer liability insurance denied insurance coverage for the class action securities litigation on the grounds that the jury found intentional wrongful acts by certain senior executive officers of the Company. While the Company disputes the validity of the denial of coverage, the Company does not expect to receive additional reimbursements for litigation costs associated with class action securities litigation unless it is successful in contesting the denial of insurance coverage. The insurer and the Company have agreed to a tolling agreement where neither party will take legal action related to the insurance coverage dispute through September 1, 2011 or a later date if extended. As such, if the Company is not successful in the appeals process, a potential securities litigation unfavorable judgment could have a material adverse impact on the Company’s financial statements.

Further reductions in BankAtlantic’s assets may adversely affect our earnings and/or operations.

BankAtlantic has reduced its assets and repaid borrowings in order to improve its liquidity and regulatory capital ratios. The reduction of earning asset balances has reduced our net interest income. Our net interest income was $163.3 million for the year ended December 31, 2009 and $151.3 million for the year ended December 31, 2010. The reduction in net interest income from earning asset reductions has previously been offset by lower operating expenses in prior periods. Our ability to further reduce expenses without adversely affecting our operations may be limited and as a result, further reductions in our earning asset balances in future periods may adversely affect earnings and/or operations.

Adverse market conditions have affected and may continue to affect the financial services industry as well as our business and results of operations.

Our financial condition and results of operations have been, and may continue to be, adversely impacted as a result of the downturn in the U.S. housing and commercial real estate markets and general economic conditions. Dramatic declines in the national and, in particular, Florida housing markets over the past three years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of our loans and resulted in significant asset impairments at all financial institutions, including government-sponsored entities, major commercial and investment banks, and regional and community financial institutions including BankAtlantic. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The continuing economic pressure on consumers and lack of confidence in the financial markets has adversely affected and may continue to adversely affect our business, financial condition and results of operations. Further negative market and economic developments may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for loan losses. Continuing economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or fee-based products and services. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on BankAtlantic and others in the financial services industry. In particular, we may face the following risks in connection with these events:

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
•

Increased competition among financial services companies based on the recent consolidation of competing financial institutions and the conversion of investment banks into bank holding companies may adversely affect BankAtlantic’s ability to competitively market its products and services.
•	BankAtlantic may be required to pay higher FDIC deposit premiums and assessments.
•	Continued asset valuation declines could adversely impact our credit losses and result in additional impairments of goodwill and other assets.

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

BankAtlantic reviews the creditworthiness of individual borrowers or counter-parties, and limits are established for the total credit exposure to any one borrower or counter-party; however, such limits may not have the effect of adequately limiting credit exposure. In addition, when deciding whether to extend credit or enter into other transactions with customers and counterparties, we often rely on information furnished to us by such customers and counterparties, including financial statements and other financial information, and representations of the customers and counterparties that relates to the accuracy and completeness of the information. While we take all actions we deem necessary to ensure the accuracy of the information provided to us, all the information provided to us may not be accurate or we may not successfully identify all information needed to fully assess the risk which may expose us to increased credit risk and counterparty risk.

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

BankAtlantic’s business, the location of its stores, the primary source of repayment for its small business loans and the real estate collateralizing its commercial real estate loans (and the loans held by our asset workout subsidiary) and its consumer home equity loans are primarily concentrated in Florida. As a result, we are exposed to geographic risks as increasing unemployment, declines in the housing industry and declines in the real estate market have generally been more severe in Florida than in the rest of the country. Adverse changes in laws and regulations in Florida would have a greater negative impact on our revenues, financial condition and business than on similar institutions in markets outside of Florida. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes, which may disrupt our operations, adversely impact the ability of our borrowers to timely repay their loans and the value of any collateral held by us, or otherwise have an adverse effect on our results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are unpredictable.

Risks Related to Our Common Stock

The Company is controlled by BFC Financial Corporation and its controlling shareholders and this control position may adversely affect the market price of the Company’s Class A Common Stock.

As of December 31, 2010, BFC Financial Corporation (“BFC”) owned all of the Company’s issued and outstanding Class B Common Stock and 27,333,428 shares, or approximately 43%, of the Company’s issued and outstanding Class A Common Stock. BFC’s holdings represent approximately 71% of the Company’s total voting power. Additionally, Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, beneficially own shares of BFC’s Class A and Class B Common Stock representing approximately 71.6% of BFC’s total voting power. The Company’s Class A Common Stock and Class B Common Stock vote as a single group on most matters. Accordingly, BFC, directly, and Messrs. Levan and Abdo, indirectly through BFC, are in a position to control the Company, elect the Company’s Board of Directors and significantly influence the outcome of any shareholder vote, except in those limited circumstances where Florida law mandates that the holders of the Company’s Class A Common Stock vote as a separate class. This control position may have an adverse effect on the market price of the Company’s Class A Common Stock.

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

The Company’s Class A Common Stock currently trades on the New York Stock Exchange. Like many other companies involved in the financial services industry over the last several years, the trading price of the Company’s Class A Common Stock has experienced a substantial decline. A listed company would be deemed to be below compliance with the continued listing standards of the New York Stock Exchange if, among other things, the listed company’s average closing price was less than $1.00 over a consecutive 30 trading day period or the listed company’s average market capitalization was less than $15 million over a consecutive 30 trading day period. As of February 28, 2011, the average market price of the Company’s Class A Common Stock over the prior 30 trading day period was approximately $1.06, and the Company’s average market capitalization over that period was approximately $65 million. However, the market price of the Company’s Class A Common Stock is subject to significant volatility and it may decrease in the future so as to cause the Company not to comply with the New York Stock Exchange’s requirement for continued listing.

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

The following table sets forth owned and leased stores by region at December 31, 2010:

	Miami - Dade	Broward	Palm Beach	Tampa
Owned full-service branches	9	13	25	7

Leased full-service branches	10	11	5	5
Ground leased full-service branches (1)	3	3	1	7

Total full-service branches	22	27	31	19

Lease expiration dates	2011-2020	2011-2015	2011-2016	2011-2023

Ground lease expiration dates	2026-2027	2017-2072	2026	2026-2032

(1) Branches in which BankAtlantic owns the building and leases the land.

The following table sets forth leased drive-through facilities and leased back-office facilities by region at December 31, 2010:

	Miami - Dade	Broward	Palm Beach	Tampa	Orlando / Jacksonville
Leased drive-through facilities	1	2	-	-	-

Leased drive through expiration dates	2015	2011-2014	-	-	-

Leased back-office facilities	1	-	-	2	1

Leased back-office expiration dates	2018	-	-	2012-2014	2013

In January 2011, BankAtlantic entered into an agreement with PNC Bank to sell its 19 branches and two related facilities in Tampa. The transaction is anticipated to close in June 2011, and is subject to regulatory approvals and other customary terms and conditions. The 19 affected branches will operate normally through completion of the transaction.

In prior years, BankAtlantic had acquired land and executed operating leases for store expansion. As of December 31, 2010, BankAtlantic is seeking to sublease the leased properties, and sell the parcels of land which were not used for branch expansion. The following table sets forth the executed leases and land purchased for store expansion as of December 31, 2010:

	Miami - Dade	Broward	Palm Beach	Tampa Bay	Orlando / Jacksonville
Executed leases held for sublease	-	2	1	4	2

Executed lease expiration dates	-	2013-2030	2028	2028-2048	2028-2029

Land held for sale	-	-	1	1	4

ITEM 3. LEGAL PROCEEDINGS

In re BankAtlantic Bancorp, Inc. Securities Litigation, No. 0:07-cv-61542-UU, United States District Court, Southern District of Florida

On October 29, 2007, Joseph C. Hubbard filed a class action in the United States District Court for the Southern District of Florida against the Company and four of its current or former officers. The Defendants in this action are BankAtlantic Bancorp, Inc., James A. White, Valerie C. Toalson, Jarett S. Levan, John E. Abdo, and Alan B. Levan. The Complaint, which was later amended, alleges that during the purported class period of November 9, 2005 through October 25, 2007, the Company and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint sought to assert claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 and unspecified damages. On December 12, 2007, the Court consolidated into Hubbard a separately filed action captioned Alarm Specialties, Inc. v. BankAtlantic Bancorp, Inc., No. 0:07--cv-61623-WPD. On February 5, 2008, the Court appointed State-Boston Retirement System lead plaintiff and Lubaton Sucharow LLP to serve as lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act.

On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of the Company’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 and retained those shares until the end of the period. The jury rejected the plaintiffs’ claim for the six month period from October 19, 2006 to April 25, 2007. Prior to the beginning of the trial, plaintiffs abandoned any claim for any prior period. The Company has filed motions to set aside the verdict, which are fully briefed, and the judge has indicated that if those are denied she will certify issues to the United States Court of Appeals to the Eleventh Circuit before any judgment is entered or claims are satisfied.

The Company intends to vigorously prosecute post-trial motions and an appeal, and then subsequently assert all meritorious available defenses in any claims process.

D.W. Hugo, individually and on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. BankAtlantic Bancorp, Inc., Alan B. Levan, Jarett S. Levan, Jay C. McClung, Marcia K. Snyder, Valerie Toalson, James A. White, John E. Abdo, D. Keith Cobb, Steven M. Coldren, and David A. Lieberman, Case No. 0:08-cv-61018-UU, United States District Court, Southern District of Florida

On July 2, 2008, D.W. Hugo filed a purported class action which was brought as a derivative action on behalf of the Company pursuant to Florida laws in the United States District Court, Southern District of Florida against the Company and the above listed officers and directors. The Complaint alleges that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to the Company’s Commercial Real Estate Loan Portfolio. The Complaint further alleges that the Company’s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and seeks damages on behalf of the Company. This shareholder derivative action is based on the same factual allegations made in In re BankAtlantic Bancorp, Inc. Securities Litigation and has been stayed pending final resolution of that case. The Company believes the claims to be without merit and intends to vigorously defend this action.

Albert R. Feldman, Derivatively on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. v. Alan B. Levan, et al., Case No. 0846795 07

On December 2, 2008, the Circuit Court for Broward County stayed a separately filed action captioned Albert R. Feldman, Derivatively on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. Alan B. Levan, et al., Case No. 0846795 07. The Feldman case is a derivative case with allegations virtually identical to those made in the Hugo case. The court granted the motion to stay the action pending further order of the court and allowing any party to move for relief from the stay, provided the moving party gives at least thirty days’ written notice to all of the non-moving parties. The Company believes the claims to be without merit and intends to vigorously defend the actions.

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

On December 20, 2007, Wilmine Almonor filed a purported class action in the United States District Court for the Southern District of Florida against the Company and the above-listed officers, directors, employees, and organizations. The Complaint alleges that during the purported class period of November 9, 2005 to present, the Company and the individual defendants violated the Employment Retirement Income Security Act (“ERISA”) by permitting company employees to choose to invest in the Company’s Class A common stock in light of the facts alleged in the In re BankAtlantic Bancorp, Inc. securities lawsuit. The Complaint seeks to assert claims for breach of fiduciary duties, the duty to provide accurate information, the duty to avoid conflicts of interest under ERISA and seeks unspecified damages. On February 18, 2009, the Plaintiff filed a Second Amended Complaint, which, for the first time, identified by name the following additional Defendants that Plaintiff had previously attempted to identify by position: Anne B. Chervony, Lewis F. Sarrica, Susan D. McGregor, Jeff Callan, Patricia Lefebvre, Jeffrey Mindling, Tim Watson, Gino Martone, Jose Valle, Juan Carlos Ortigosa, Gerry Lachnicht, Victoria Bloomenfeld, Rita McManus, and Kathleen Youlden.

On July 14, 2009, the Court granted in part Defendants’ motion to dismiss the Second Amended Complaint, dismissing the following individual Defendants from Count II: Lewis Sarrica, Susan McGregor, Patricia Lefebvre, Jeffrey Mindling and Gerry Lachnicht. On July 28, 2009, the Court denied Plaintiff’s motion for class certification. On January 13, 2010, the Court ruled that the Plaintiff’s status as a Plan representative threatens the interests of the Plan, and in turn other Plan participants, and threatens the integrity of the judicial process. The court denied the Plaintiff’s request to proceed as a Plan representative and accordingly, the case was limited to the Plaintiff’s individual claim. On June 2, 2010, the parties entered a stipulation of dismissal with prejudice with respect to the Plaintiff’s individual claim and on that same date, the court entered an order of dismissal with respect to those claims.

Jordan Arizmendi, et al., individually and on behalf of all others similarly situated, v. BankAtlantic, Case No. 09-059341 (19), Circuit Court of the 17th Judicial Circuit for Broward County, Florida.

On November 8, 2010, two pending class action cases against BankAtlantic -- Farrington v. BankAtlantic, and Rothman v. BankAtlantic – were consolidated, and a Consolidated Amended Class Action Complaint (“Complaint”) was filed. New purported named plaintiffs were added, and the case is now styled as Jordan Arizmendi, et al., individually and on behalf of all others similarly situated, v. BankAtlantic. The Complaint, which asserts claims for breach of contract and breach of the duty of good faith and fair dealing, alleges that the Bank improperly re-sequenced debit card transactions, improperly assessed overdraft fees on positive balances, and improperly imposed sustained overdraft fees on customers one day sooner than provided for under the applicable account agreement.

SEC Investigation

In October 2008, the Company received a notice of investigation from the Securities and Exchange Commission, Miami Regional Office and at that time and subsequently, have received subpoenas for information. The subpoenas request a broad range of documents relating to, among other matters, recent and pending litigation to which the Company is or was a party, certain of the Company’s non-performing, non-accrual and charged-off loans, the Company’s cost saving measures, loan classifications, BankAtlantic Bancorp’s asset workout subsidiary, any purchases or sales of the Company’s Common Stock by officers or directors of the Company and communications with the OTS related to the Orders. Various current and former employees have also received subpoenas for documents and testimony. The Company is fully cooperating with the SEC.

Office of Thrift Supervision Investigation

On January 6, 2011, the Office of Thrift Supervision advised BankAtlantic that it had determined, subject to receipt of additional information from BankAtlantic, that BankAtlantic engaged in deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act relating to certain of BankAtlantic’s deposit-related products. The OTS provided BankAtlantic the opportunity to respond with any additional or clarifying information, and BankAtlantic submitted a written response to the OTS on February 7, 2011 addressing the OTS’s position.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY,

RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A Common Stock is traded on the New York Stock Exchange under the symbol “BBX.” BFC Financial Corporation (“BFC”) is the sole holder of the Company’s Class B Common Stock and there is no trading market for the Company’s Class B Common Stock. The Class B Common Stock may only be owned by BFC or its affiliates and is convertible into Class A Common Stock on a share for share basis.

On September 26, 2008, the Company completed a one-for-five reverse stock split. Where appropriate, amounts throughout this document have been adjusted to reflect this reverse stock split.

On March 14, 2011, there were approximately 646 record holders and 63,131,721 shares of the Class A Common Stock issued and outstanding. In addition, there were 975,225 shares of Class B Common Stock outstanding at March 14, 2011.

The following table sets forth, for the periods indicated, the high and low sale prices of the Class A Common Stock as reported by the New York Stock Exchange:

	Class A Common Stock Price
	High	Low
For the year ended December 31, 2010	$3.28	$0.60
Fourth quarter	1.59	0.60
Third quarter	1.85	0.75
Second quarter	3.28	1.35
First quarter	3.24	1.14

For the year ended December 31, 2009	$6.68	$0.66
Fourth quarter	2.96	1.20
Third quarter	6.68	2.60
Second quarter	4.75	1.99
First quarter	5.67	0.66

The Company has filed, as exhibits to this Annual Report on Form 10-K, the certifications of the Company’s principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company’s public disclosure.

The Company declared regular quarterly cash dividends on its common stock through January 2009. In February 2009, the Company elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. The Company is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, the Company may not pay dividends to its common shareholders. The Company can end the deferral period at any time by paying all accrued and unpaid interest. The availability of funds for cash dividend payments on the Company’s common stock depends upon BankAtlantic’s ability to pay cash dividends to the Parent Company. However, the terms of the Orders prohibit the payment of dividends by the Parent Company or BankAtlantic without receiving the prior written non-objection of the Regional Director of the OTS. Accordingly, the Company does not expect to receive dividend payments from BankAtlantic for the foreseeable future and does not expect to make dividend payments to the Company’s shareholders in the foreseeable future.

The cash dividends paid by the Company were as follows:

	Cash Dividends Per Share of Class B Common Stock	Cash Dividends Per Share of Class A Common Stock
Fiscal year ended December 31, 2010	$-	$-
Fiscal year ended December 31, 2009:	$0.0250	$0.0250
First quarter	0.0250	0.0250

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

On June 18, 2010, the Company distributed to each holder of record who owned shares of the Company’s Class A Common Stock and Class B Common Stock on June 14, 2010 non-transferable subscription rights to purchase 0.327 shares of Class A Common Stock for each share of Class A and Class B Common Stock owned on that date. The rights offering was for an aggregate amount of $25 million with a subscription price of $1.50 per share. Shareholders who exercised their basic subscription rights in full were given the opportunity to request to purchase additional shares of the Company’s Class A Common Stock that were not subscribed for in the rights offering. The net proceeds from this rights offering were $19.6 million, net of offering costs. The Company used the net proceeds as part of a $20 million capital contribution to BankAtlantic.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands except share and per share data)	For the Years Ended December 31,
	2010	2009	2008	2007	2006

Income Statement:
Total interest income	$176,308	223,593	314,516	371,633	367,177
Total interest expense	39,546	75,231	140,685	192,857	167,057

Net interest income	136,762	148,362	173,831	178,776	200,120
Provision for loan losses	144,361	232,658	159,801	70,842	8,574
Securities activities, net	2,864	11,180	2,039	8,412	9,813
Other non-interest income	104,149	118,641	135,525	143,420	132,803
Restructuring charges, impairments, cost of debt redemptions and exit activities	21,535	29,920	59,551	20,890	1,466
Other non-interest expense	222,763	236,844	278,798	296,460	298,720

(Loss) income from continuing operations before income taxes	(144,884)	(221,239)	(186,755)	(57,584)	33,976
(Benefit) provision for income taxes (6)	(2,134)	(31,719)	32,489	(27,572)	7,097

(Loss) income from continuing operations	(142,750)	(189,520)	(219,244)	(30,012)	26,879
Discontinued operations, net of tax (5)	(500)	3,701	16,605	7,812	(11,492)

Net (loss) income	(143,250)	(185,819)	(202,639)	(22,200)	15,387
Less: net income attributable to Non-controlling interest	(931)	-	-	-	-

Net loss attributable to BankAtlantic Bancorp, Inc.	$(144,181)	(185,819)	(202,639)	(22,200)	15,387

Performance ratios:
Return on average assets (1)	(3.13)	(3.60)	(3.50)	(0.47)	0.42
Return on average equity (1)	(39.85)	(92.44)	(51.03)	(5.91)	5.12
Average equity to average assets	7.86	3.90	6.86	7.91	8.19
Dividend payout ratio (2)	-	(0.15)	(0.38)	(24.79)	36.01

(In thousands except share and per share data)	For the Years Ended December 31,
	2010	2009	2008	2007	2006

Basic and diluted earnings per share:
Basic and diluted (loss) earnings from continuing operations (7)	$(2.57)	(7.99)	(14.47)	(1.93)	1.61
Basic and diluted earnings (loss) per share from discontinued operations (5)(7)	(0.01)	0.16	1.10	0.51	(0.69)

Basic and diluted (loss) earnings per share	$(2.58)	(7.83)	(13.37)	(1.42)	0.92

Per common share data:
Cash dividends declared per common share Class A	$-	0.025	0.075	0.640	0.790
Cash dividends declared per common share Class B	-	0.025	0.075	0.640	0.790
Book value per share (3)	0.24	2.88	21.72	40.96	43.01

(In thousands except share and per share data)	As of December 31,
	2010		2009	2008	2007	2006
Balance Sheet (at year end):
Loans, net		$3,047,944	3,694,326	4,326,651	4,524,188	4,595,920
Securities		515,680	432,818	948,592	1,169,673	1,059,111
Total assets		4,509,433	4,815,617	5,814,557	6,378,817	6,495,662
Deposits		3,893,014	3,969,680	3,919,796	3,953,405	3,867,036
Securities sold under agreements to repurchase and other short term borrowings		22,764	27,271	284,423	167,240	133,958
Other borrowings (4)		514,385	613,043	1,284,087	1,717,893	1,810,247
Total equity		14,743	141,571	243,968	459,321	524,982
Asset quality ratios for BankAtlantic:
Non-performing assets, net of reserves, as a percent of total loans, tax certificates and repossessed assets	%	13.08	9.39	6.55	4.10	0.55
Loan loss allowance as a percent of non-performing loans		43.48	56.56	47.76	52.65	982.89
Loan loss allowance as a percent of total loans		5.09	4.83	3.07	2.04	0.94
Capital ratios for BankAtlantic:
Total risk based capital	%	11.72	12.56	11.63	11.63	12.08
Tier I risk based capital		9.68	10.63	9.80	9.85	10.50
Tier 1/Core capital		6.22	7.58	6.80	6.94	7.55

1.

The return on average assets is equal to income (loss) from continuing operations (numerator) divided by average consolidated assets (denominator) during the respective year. The return on average equity is equal to income (loss) from continuing operations (numerator) divided by average consolidated equity (denominator) during the respective year. Income (loss) from continuing operations excludes the income from Ryan Beck Holdings, Inc. for all periods presented. While income (loss) from continuing operations (numerator) excludes income from these discontinued operations, average consolidated assets includes the assets of the discontinued operations as of December 31, 2006.

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

5.	Discontinued operations include the earnings of Ryan Beck for each of the years in the two year period ending December 31, 2007.
6.

During the year ended December 31, 2009, the Company recognized a tax benefit associated with the enactment of tax legislation that increased the 2009 net operating loss carry-back period from two years to five years. During the years ended December 31, 2010, 2009 and 2008, the Company recorded a deferred tax valuation allowance for its entire net deferred tax asset.

7.

The amounts represent diluted earnings per share for the year ended December 31, 2006. Basic earnings per share for the year ended December 31, 2006 from continuing operations and discontinued operations was $1.64 and (0.70), respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF

OPERATIONS AND FINANCIAL CONDITION

Introduction

BankAtlantic Bancorp, Inc. (the “Parent Company”) is a Florida-based financial services holding company offering a full range of products and services through BankAtlantic, our wholly-owned banking subsidiary. As of December 31, 2010, we had total consolidated assets of approximately $4.5 billion, deposits of approximately $3.9 billion and shareholders’ equity of approximately $14.7 million. We operate through two primary business segments: BankAtlantic and the Parent Company.

Consolidated Results of Operations

Loss from continuing operations from each of the Company’s reportable business segments follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

BankAtlantic	$(115,910)	(148,708)	(166,144)
Parent Company	(26,840)	(40,812)	(53,100)

Loss from continuing operations	$(142,750)	(189,520)	(219,244)

For the Year Ended December 31, 2010 as Compared to 2009

The decrease in BankAtlantic’s net loss during the year ended December 31, 2010 compared to the same 2009 period resulted primarily from a $75.4 million decrease in the provision for loan losses and $22.5 million of lower non-interest expenses, partially offset by $12.0 million and $23.5 million of decreased net interest income and non-interest income, respectively.

The substantial decrease in the provision for loan losses related primarily to a reduction in charge-offs, lower commercial real estate loan balances, and lower real estate value declines. We believe that the reduction in the provision for loan losses reflects significant real estate loan write-downs in prior periods. However, if economic and real estate market conditions deteriorate further, particularly in Florida, we believe that higher provisions for loan losses may be required in future periods.

The decreased non-interest income was due primarily to lower revenues from service charges reflecting declines in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees is the result of our focus on seeking to attract customers who maintain deposit accounts with higher balances, the adoption of new Federal Reserve overdraft rules, other modifications to our overdraft policies and changes in customer behavior. We currently expect this decline in overdraft fees to continue as we have introduced new fee based deposit products and revised our overdraft protection products and practices in a manner that will likely result in lower fees.

The decline in BankAtlantic’s net interest income resulted primarily from lower earning asset balances and higher non-performing asset balances as well as an increase in lower yielding interest bearing cash balances with the Federal Reserve Bank and other lower yielding investments reflecting management’s decision to increase liquidity. The decline in earning assets was the result of lower loan originations and purchases, reduced acquisitions of tax certificates and sales of agency securities.

The decrease in non-interest expenses reflects lower compensation and occupancy expenses associated with efforts to increase operating efficiencies and $7.5 million of costs associated with debt redemptions in 2009 compared to $60,000 of costs associated with debt redemptions in 2010. The lower non-interest expenses were partially offset by higher professional fees associated primarily with the class-action securities litigation and secondarily from legal costs associated with the regulatory environment, tax certificate activities litigation, loan modifications and loan work-outs.

During the year ended December 31, 2010, non-interest expenses included $4.5 million of impairments on assets transferred to held-for-sale in connection with the Tampa branch sale, $4.0 million of employee severance associated with 2010 workforce reductions, $6.2 million of real estate impairments and lease termination costs associated with properties acquired for branch expansion and a $1.2 million loss on the sale of a real estate project. During the year ended December 31, 2009, non-interest expenses included $2.0 million of employee severance associated with 2009 workforce reductions and $3.3 million of real estate impairments and lease termination costs.

The decrease in the Parent Company’s loss for the year ended December 31, 2010 compared to the same 2009 period resulted primarily from a $12.9 million decline in the provision for loan losses and lower compensation expenses partially offset by higher professional fees. The substantial improvement in the provision for loan losses reflects lower loan balances from loan sales, short sales and charge-offs. Loan receivable balances declined from $48.0 million at December 31, 2009 to $17.3 million at December 31, 2010. The decline in compensation expense reflects substantially lower executive bonuses during 2010 compared to 2009. The increase in professional fees resulted from higher consulting costs associated with investment banking and advisory services as well as increased legal expenses incurred in connection with the SEC investigation, regulatory environment, general corporate matters and foreclosure costs associated with non-performing loans held in a work-out subsidiary of the Parent Company.

For the Year Ended December 31, 2009 as Compared to 2008

The lower loss from continuing operations at BankAtlantic during 2009 compared to the same 2008 period was primarily the result of a $31.7 million income tax benefit recognized by BankAtlantic during 2009 in connection with a change in tax regulations which enabled BankAtlantic to utilize additional net operating losses. During 2008, BankAtlantic established a deferred tax valuation allowance on the entire amount of net deferred tax assets resulting in a tax provision of $31.1 million. BankAtlantic’s 2009 loss before income taxes increased by $45.4 million compared to 2008. The higher 2009 loss primarily resulted from a $78.9 million increase in the provision for loan losses, a $30.3 million reduction in net interest income and $8.0 million of lower non-interest income. The increase in BankAtlantic’s loss before income taxes was partially offset by $71.8 million of lower non-interest expenses. The substantial increase in the provision for loan losses resulted primarily from a significant increase in charge-offs and loan loss reserves in our consumer, residential and commercial real estate loan portfolios.

The reduction in BankAtlantic’s net interest income was primarily due to a decline in earning assets. The reduction in non-interest income related primarily to a decline in overdraft fees. This overdraft fee income decline reflected, in part, management’s focus on targeting retail customers and businesses that maintain higher average deposit balances which generally will result in fewer overdrafts per account. BankAtlantic, during 2009, continued to reduce expenses with a view towards increasing operating efficiencies. These operating expense initiatives included workforce reductions, consolidation of certain back-office facilities, renegotiation of vendor contracts, outsourcing of certain back-office functions, reduction in marketing expenses and other targeted expense reductions. Also, restructuring charges and other impairments declined by $33.0 million. These expense reductions were partially offset by $8.2 million of additional FDIC insurance premiums, including a $2.4 million FDIC special assessment in June 2009.

The decrease in the Parent Company segment loss during 2009 compared to 2008 reflected a $6.0 million reduction in the provision for loan losses and $4.9 million of reduced net interest expense. The provision for loan losses for both years was associated with non-performing loans acquired from BankAtlantic in March 2008. The 2009 provision for loan losses represented additional charge-offs and specific reserves associated with these loans due to declining real estate collateral values. The improvement in net interest expense reflected historically low LIBOR interest rates during 2009. The majority of the Parent Company’s debt is indexed to the three-month LIBOR interest rate. The decline in interest rates was partially offset by interest accrued on the junior subordinated debentures deferred interest. Parent Company operating expenses were higher by $0.3 million during 2009 compared to 2008. Lower property management costs associated with non-performing loans during 2009 were offset by higher compensation expenses.

Discontinued Operations for the Years Ended December 31, 2010, 2009 and 2008

During the year ended December 31, 2010, the Parent Company recognized $0.5 million of indemnification losses pursuant to the Ryan Beck merger agreement with Stifel. During the years ended December 31, 2009 and 2008, the Parent Company recognized $3.7 million and $16.6 million, respectively, in discontinued operations relating to additional proceeds received in connection with contingent earn-out payments under the Ryan Beck merger agreement with Stifel.

BankAtlantic Results of Operations

Key Events Impacting BankAtlantic’s Operations Over Past 8 Years:

In April 2002, BankAtlantic launched its “Florida’s Most Convenient Bank” initiative which resulted in significant demand deposit, NOW checking and savings account growth (we refer to these accounts as “core deposit” accounts) and subsequently this initiative contributed to a significant increase in core deposit balances from $600 million at December 31, 2001 to approximately $2.8 billion at December 31, 2010. Core deposits represented 73% of BankAtlantic’s total deposits at December 31, 2010, compared to 26% of total deposits at December 31, 2001.

In 2004, BankAtlantic announced its de novo store expansion strategy and opened 32 stores as of December 31, 2008 in connection with this strategy. BankAtlantic’s non-interest expenses substantially increased as a result of the hiring of additional personnel, increased marketing to support new stores, increased leasing and operating costs for the new stores and expenditures for back-office technologies to support a larger institution.

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

During the fourth quarter of 2007, BankAtlantic decided to delay its retail network expansion, consolidate certain back-office facilities and implement other initiatives to reduce non-interest expenses.

During the latter half of 2007, the real estate markets deteriorated rapidly throughout the United States, and particularly in Florida where BankAtlantic’s commercial and consumer real estate loans are concentrated. In response to these market conditions, BankAtlantic significantly increased its allowance for loan losses for commercial loans collateralized by real estate and to a lesser extent home equity consumer loans.

As economic conditions deteriorated in late 2007 and during 2008, real estate property values continued to decline. The adverse economic and real estate market conditions severely impacted the credit quality of BankAtlantic’s loan portfolio. In March 2008, the Parent Company purchased $101.5 million of non-performing loans from BankAtlantic and during the year contributed $65 million of capital to BankAtlantic. During the fourth quarter of 2008, financial and credit markets experienced further rapid deterioration, investor confidence in financial institutions was significantly and adversely affected, and the market capitalization of the Company’s Class A Common Stock declined significantly. As BankAtlantic’s non-performing loans increased, additional loan loss reserves were established, impairments of long-lived assets were recognized and earnings were adversely affected. As a consequence of the substantial losses during 2007 and 2008, the deterioration in the price of the Company’s Class A Common Stock and the unprecedented economic and market uncertainty, BankAtlantic recognized a $48.3 million non-cash goodwill impairment charge and established a $66.9 million non-cash deferred tax valuation allowance.

During 2009, in response to the continued deteriorating economic conditions, including continued falling real estate collateral values and rising unemployment, and the significant adverse impact on the credit quality of our assets and our results of operations, BankAtlantic reduced its assets, repaid its wholesale borrowings and increased core deposits with a view toward strengthening its liquidity and regulatory capital ratios. However, the credit quality of its loans continued to deteriorate in 2009, and BankAtlantic’s losses continued. As a result, the Company contributed an additional $105 million of capital to BankAtlantic. Additionally, as a consequence of the adverse economic environment, an additional $22.5 million of restructuring charges and asset impairments were recognized during 2009.

During 2010, BankAtlantic continued to reduce its expenses and assets in order to improve its liquidity and capital ratios. The Company contributed $28 million of capital to BankAtlantic. As a consequence of these actions, BankAtlantic was successful in enhancing its liquidity and maintaining its required regulatory capital levels throughout 2010 despite incurring losses during 2010. During the third quarter of 2010, BankAtlantic began seeking a buyer for its Tampa branches in order to focus on its core markets in southeast Florida. In January 2011, BankAtlantic entered into an agreement to sell its Tampa branches to PNC Financial Services Group Inc. BankAtlantic expects that the sale of the Tampa branches will also strengthen its regulatory capital ratios and reduce operating expenses.

The following table is a condensed income statement summarizing BankAtlantic’s results of operations (in thousands):

	For the Years Ended			Change	Change
	December 31,			2010 vs	2009 vs
	2010	2009	2008	2009	2008

Net interest income	$151,334	163,324	193,648	(11,990)	(30,324)
Provision for loan losses	(138,825)	(214,244)	(135,383)	75,419	(78,861)

Net interest income (expense) after provision for loan losses	12,509	(50,920)	58,265	63,429	(109,185)
Non-interest income	105,762	129,292	137,308	(23,530)	(8,016)
Non-interest expense	(236,315)	(258,799)	(330,623)	22,484	71,824

BankAtlantic (loss) income before income taxes	(118,044)	(180,427)	(135,050)	62,383	(45,377)

Benefit/(provision) for income taxes	2,134	31,719	(31,094)	(29,585)	62,813

BankAtlantic net loss	$(115,910)	(148,708)	(166,144)	32,798	17,436

BANKATLANTIC’S NET INTEREST INCOME

The following table summarizes net interest income:

	For the Years Ended
	December 31, 2010			December 31, 2009			December 31, 2008
(Dollars are in thousands)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest earning assets
Loans: (a)
Residential real estate	$1,392,600	68,392	4.91	1,758,188	89,836	5.11	2,053,645	111,691	5.44
Commercial real estate	1,043,261	39,758	3.81	1,204,005	46,746	3.88	1,238,307	69,642	5.62
Consumer	661,718	19,285	2.91	723,135	21,104	2.92	743,863	33,950	4.56
Commercial business	135,669	9,036	6.66	143,224	7,461	5.21	132,565	9,516	7.18
Small business	307,269	19,295	6.28	316,328	20,010	6.33	320,853	22,162	6.91

Total loans	3,540,517	155,766	4.40	4,144,880	185,157	4.47	4,489,233	246,961	5.50

Investment securities (b)	719,429	20,251	2.81	706,953	37,857	5.35	1,098,895	65,570	5.97
Federal funds sold	2,303	7	0.30	14,760	33	0.22	44,031	754	1.71

Total investment securities	721,732	20,258	2.81	721,713	37,890	5.25	1,142,926	66,324	5.80

Total interest earning assets	4,262,249	176,024	4.13	4,866,593	223,047	4.58	5,632,159	313,285	5.56

Total non-interest earning assets	296,336			319,520			482,322

Total assets	$4,558,585			5,186,113			6,114,481

Interest bearing liabilities
Deposits:
Savings	$441,286	1,112	0.25	436,169	1,612	0.37	503,464	4,994	0.99
NOW, money funds and checking	1,878,123	9,288	0.49	1,589,340	9,961	0.63	1,506,479	17,784	1.18
Certificate accounts	758,000	12,111	1.60	1,192,012	30,311	2.54	1,088,170	41,485	3.81

Total interest bearing deposits	3,077,409	22,511	0.73	3,217,521	41,884	1.30	3,098,113	64,263	2.07

Securities sold under agreements to repurchase and federal funds purchased	35,056	46	0.13	108,248	237	0.22	141,654	2,699	1.91
Advances from FHLB	107,455	1,209	1.13	553,146	16,522	2.99	1,417,718	50,942	3.59
Subordinated debentures and notes payable	22,125	924	4.18	22,757	1,080	4.75	26,004	1,733	6.66

Total interest bearing liabilities	3,242,045	24,690	0.76	3,901,672	59,723	1.53	4,683,489	119,637	2.55

Non-interest bearing liabilities
Demand deposit and escrow accounts	903,122			809,900			828,825
Other liabilities	55,221			62,343			50,584

Total non-interest bearing liabilities	958,343			872,243			879,409

Stockholders’ equity	358,197			412,198			551,583

Total liabilities and stockholders’ equity	$4,558,585			5,186,113			6,114,481

Net interest income/net interest spread		151,334	3.37		163,324	3.05		193,648	3.01

Net interest income		151,334			163,324			193,648

Margin
Interest income/interest earning assets	%		4.13			4.58			5.56
Interest expense/interest earning assets			0.58			1.23			2.12

Net interest margin	%		3.55			3.35			3.44

(a)	Includes non-accruing loans, and as such, the average yield on loans reflects the impact of these non-interest earning assets.
(b)	Average balances were based on amortized cost.

For the Year Ended December 31, 2010 as Compared to 2009

The decrease in net interest income primarily resulted from a significant reduction in earning assets and secondarily from an increase in non-performing assets partially offset by an improvement in the net interest margin.

The average balance of earning assets declined by $604.3 million during year ended December 31, 2010 compared to the same 2009 period. This decline in interest earning assets significantly reduced our net interest income. The decline in average earning assets reflects a management decision to slow the origination and purchase of loans, sell agency securities and reduce the purchase of tax certificates in an effort to enhance liquidity and improve regulatory capital ratios. BankAtlantic also experienced significant residential loan and mortgage backed securities repayments due to normal loan amortization as well as a significant amount of loan refinancing associated with low residential mortgage interest rates during 2009 and 2010. These repayments during 2010 resulted in significant increases in cash which was used, in part, for the purchase of short-term investments and increased interest earning cash balances at the Federal Reserve Bank. The average balances of these short-term investments and Federal Reserve balances were $338.7 million during the year ended December 31, 2010 compared to $45.7 million for 2009.

The net interest spread and margin improved due to a decline in the cost of funds. The decline resulted primarily from a change in our funding mix and secondarily from a decline in deposit interest rates in the industry. BankAtlantic used a portion of the funds from the reduction in assets to repay FHLB advances and short term wholesale borrowings. As a consequence, BankAtlantic’s funding mix changed from higher rate FHLB advances and short-term borrowings to lower rate deposits. The decline in interest bearing deposit rates reflects the lower interest rate environment and a change in the deposit funding mix from time deposits to NOW deposit accounts. Time deposits generally have higher interest rates than NOW accounts. Deposits which BankAtlantic receives in connection with its participation in the Certificate of Deposit Account Registry Services (“CDARS”) program from other participating CDARS institutions are included in BankAtlantic’s financial statements as brokered deposits. Average brokered deposits declined from $189.5 million during 2009 to $23.8 million, of which $18.8 million of the 2010 brokered deposits were CDARS related deposits. BankAtlantic ceased originating brokered deposits during 2009 and is restricted under the Bank Order from origination or renewing brokered deposits in subsequent periods.

The improved cost of funds was partially offset by lower interest earning asset yields primarily due to the change in the mix of earning assets as proceeds from the repayment of loans were reinvested in lower yielding short-term investments. Also contributing to the decline in loan receivable average yields was a significant increase in non-performing loans. Non-performing loans were $371.0 million, $286.1 million and $208.1 million at December 31, 2010, 2009 and 2008, respectively.

The low interest rates during 2010 had a favorable impact on our net interest margin.

For the Year Ended December 31, 2009 as Compared to 2008

The decrease in net interest income primarily resulted from a significant reduction in earning assets and an increase in non-performing assets partially offset by an improvement in the net interest spread.

The decline in average earning assets reflects a management decision to reduce assets in order to improve liquidity and regulatory capital ratios. As a consequence, average loans during 2009 declined by $344.4 million compared to 2008 with $295.5 million of the average loan decline associated with the purchased residential loan portfolio. BankAtlantic experienced significant residential loan repayments due to the large volume of loan refinancings associated with historically low residential mortgage interest rates during 2009. During 2009, BankAtlantic reduced the purchase of tax certificates from $368.4 million during 2008 to $65.7 million during 2009 and sold $284 million of mortgage-backed securities.

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

The following table summarizes the changes in net interest income (in thousands):

	Year Ended December 31, 2010 Compared to 2009			Year Ended December 31, 2009 Compared to 2009
	Volume (a)	Rate	Total	Volume (a)	Rate	Total

Increase (decrease) due to:
Loans	$(26,589)	(2,802)	(29,391)	(15,383)	(46,421)	(61,804)
Taxable investment securities (b)	351	(17,957)	(17,606)	(20,988)	(6,725)	(27,713)
Federal funds sold	(38)	12	(26)	(65)	(656)	(721)

Total earning assets	(26,276)	(20,747)	(47,023)	(36,436)	(53,802)	(90,238)

Deposits:
Savings	13	(513)	(500)	(249)	(3,133)	(3,382)
NOW, money funds, and checking	1,428	(2,101)	(673)	519	(8,342)	(7,823)
Certificate accounts	(6,934)	(11,266)	(18,200)	2,641	(13,815)	(11,174)

Total deposits	(5,493)	(13,880)	(19,373)	2,911	(25,290)	(22,379)

Securities sold under agreements to repurchase	(96)	(95)	(191)	(73)	(2,389)	(2,462)
Advances from FHLB	(5,015)	(10,298)	(15,313)	(25,824)	(8,596)	(34,420)
Subordinated debentures	(26)	(130)	(156)	(154)	(499)	(653)

	(5,137)	(10,523)	(15,660)	(26,051)	(11,484)	(37,535)

Total interest bearing liabilities	(10,630)	(24,403)	(35,033)	(23,140)	(36,774)	(59,914)

Change in tax equivalent interest income	$(15,646)	3,656	(11,990)	(13,296)	(17,028)	(30,324)

(a)	Changes attributable to rate/volume have been allocated to volume.
(b)	Average balances were based on amortized cost.

The decline in net interest income during 2010 was due primarily to the decline in average earning assets and a reduction in average yields on earning assets partially offset by lower rates on interest-bearing liabilities. Average earning assets declined by $604.3 million, reducing net interest income by $47.0 million. Average interest-bearing liabilities declined by $659.6 million, reducing interest expense by $35.0 million. Average interest-bearing liabilities declined more than average earnings assets due to an increase in non-interest bearing demand deposits of $93.2 million. The lower yields on total earning assets reduced interest income by $20.7 million while declines in interest rates on total interest bearing liabilities reduced interest expense by $24.4 million. As discussed above, the lower yields on interest earning assets reflect the declining interest rate environment as well as the funds obtained from the repayment of higher yielding securities and loans being reinvested in lower yielding short term investments. The lower rates on interest bearing liabilities reflect the maturity and prepayments of higher rate FHLB advances and other wholesale borrowings funded by the reduction in interest earning assets, and the lower interest rates on deposits due to industry trends.

The decline in net interest income during 2009 was primarily due to the decline in average earning assets and secondarily due to the decline in average yields on earning assets. Average earning assets declined by $765.6 million, reducing net interest income by $90.2 million. Average interest-bearing liabilities declined by $781.8 million, reducing interest expense by $59.9 million. The lower yields on total earning assets reduced interest income by $53.8 million while declines in interest rates on total interest bearing liabilities reduced interest expense by $36.8 million. As discussed above, the lower yields on interest earning assets reflect the effect of the significant decline during 2009 of LIBOR and prime interest rate indices on the interest rates on our loans in our portfolio.

BANKATLANTIC’S ASSET QUALITY

Changes in the allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008	2007	2006

Balance, beginning of period	$173,588	125,572	94,020	43,602	41,192
Charge-offs:
Commercial non-mortgage	(996)	(516)	-	-	-
Commercial real estate loans	(86,426)	(96,300)	(60,057)	(12,562)	(7,000)
Small business	(7,873)	(9,105)	(4,886)	(2,554)	(951)
Consumer loans	(39,483)	(40,223)	(28,942)	(7,065)	(681)
Residential real estate loans	(18,305)	(23,264)	(4,816)	(461)	(239)

Continuing loan products	(153,083)	(169,408)	(98,701)	(22,642)	(8,871)
Discontinued loan products	-	(13)	-	-	(34)

Total charge-offs	(153,083)	(169,421)	(98,701)	(22,642)	(8,905)

Recoveries:
Commercial non-mortgage	98	492	7	96	291
Commercial real estate loans	1,337	700	-	304	419
Small business	626	494	428	417	566
Consumer loans	1,011	561	365	578	536
Residential real estate loans	1,166	912	397	15	348

Continuing loan products	4,238	3,159	1,197	1,410	2,160
Discontinued loan products	649	34	113	808	581

Total recoveries	4,887	3,193	1,310	2,218	2,741

Net charge-offs	(148,196)	(166,228)	(97,391)	(20,424)	(6,164)
Provision for loan losses	138,825	214,244	135,383	70,842	8,574
Transfer to held for sale	(2,908)
Transfer specific reserves to Parent Company	-	-	(6,440)	-	-

Balance, end of period	$161,309	173,588	125,572	94,020	43,602

The decline in the provision for loan losses during the year ended December 31, 2010 as compared to 2009 reflects lower charge-offs, declines in loan balances and what we believe are indicators of slowing declines in property values during 2010 compared to 2009. The year-over-year increases in the provision for loan losses and charge-offs for 2007, 2008 and 2009 compared to the prior periods resulted primarily from the rapid decline in real estate values nationally, and in Florida, and the substantial downturn in the homebuilding industry coupled with the deteriorating economic environment that began in 2007. BankAtlantic has a high concentration of commercial borrowers in the homebuilding industry and the majority of its residential and consumer home equity loans are to retail customers. The ability of these retail customers to repay their loans is adversely affected by rising unemployment rates. In December 2009, the national unemployment rate rose to almost 10% and the Florida unemployment rate increased from 4.1% at December 31, 2007 to 7.6% at December 31, 2008, and stood at 11.8% at December 31, 2009. The Florida and national unemployment rates were 11.7% and 9.4%, respectively, at December 31, 2010. Rising national unemployment has resulted in higher delinquencies and foreclosures on residential real estate loans, including the jumbo residential loans which comprise the majority of our residential loan portfolio. We believe the stabilizing of the unemployment rate and the relative slowing of the rate of property value declines resulted in lower charge-offs and provisions for loan losses during 2010 compared to 2009. However, we believe that if real estate and general economic conditions and unemployment trends in Florida do not improve, the credit quality of our loan portfolio will continue to deteriorate, and we would expect an increase in loan delinquencies and non-accrual loan balances as well as additional provisions for loan losses in future periods. Additionally, if jumbo residential loan delinquencies and foreclosures continue to increase nationwide, additional provisions for losses in our residential loan portfolio may be required.

We continued to incur losses in our commercial residential real estate and consumer home equity loan portfolios. We also began experiencing higher losses during 2009 and 2010 in our commercial non-residential, residential and small business loan portfolios as the deteriorating economic environment has adversely impacted these borrowers. In response to these trends, we significantly reduced purchases of residential loans and tightened consumer home equity loan underwriting requirements for new loans and froze certain borrowers’ home equity loan commitments where borrowers’ current credit scores were significantly lower than at the date of loan origination or where current collateral values were substantially lower than at loan origination.

We believe that high unemployment and declining real estate values adversely impacted charge-off trends of commercial real estate, consumer home equity and residential loans. Commercial real estate loan charge-offs during 2010 and 2009 resulted primarily from our commercial residential development loans. The majority of the commercial residential loan charge-offs during 2010 and 2009 were from updated loan collateral fair value estimates reflecting the continued deterioration in the Florida residential real estate market. We are hopeful that charge-offs and non-performing commercial residential loans may have peaked and may decline in future periods due to significant reductions in outstanding balances from December 2008 to December 2010; however, this may not be the case, and we may experience the same or higher levels of charge-offs and non-accrual loans in this category. With respect to commercial nonresidential loans and small business loans, we expect that any impact on charge-offs in these loan categories will depend in large part on the Florida economy. However, if market conditions do not improve or deteriorate further, we would expect additional credit losses in these loan portfolios.

At the indicated dates, BankAtlantic’s non-performing assets and other accruing impaired loans (contractually past due 90 days or more, performing impaired loans or troubled debt restructured loans) were (in thousands):

	As of December 31,
	2010	2009	2008	2007	2006

NON-PERFORMING ASSETS
Non-accrual assets:
Tax certificates	$3,636	2,161	1,441	2,094	632
Residential (1)	86,538	76,401	34,734	8,678	2,629
Commercial real estate (2)	243,299	167,867	161,947	165,818	-
Commercial non-mortgage	16,123	18,063	-	-	-
Small business	10,879	9,338	4,644	877	244
Consumer	14,120	14,451	6,763	3,218	1,563

Total non-accrual assets (3)	374,595	288,281	209,529	180,685	5,068

Repossessed assets:
Residential real estate	16,418	9,607	2,285	413	617
Commercial real estate	44,136	25,442	16,500	16,763	21,130
Small business real estate	3,693	580	260	-	-
Consumer real estate	81	306	-	40	-
Other repossessed assets	-	10	-	-	-

Total repossessed assets	64,328	35,945	19,045	17,216	21,747

Total non-performing assets	$438,923	324,226	228,574	197,901	26,815

Total non-performing assets as a percentage of:
Total assets	9.82	6.82	4.00	3.21	0.43

Loans, tax certificates and real estate owned	13.08	8.13	4.95	4.10	0.55

TOTAL ASSETS	$4,469,168	4,755,122	5,713,690	6,161,962	6,187,122

TOTAL LOANS, TAX CERTIFICATES AND NET REAL ESTATE OWNED	$3,355,711	3,987,248	4,620,956	4,827,114	4,907,660

Allowance for loan losses	$161,309	173,588	125,572	94,020	43,602

Tax certificates	$89,789	110,991	213,534	188,401	199,090

Allowance for tax certificate losses	$8,811	6,781	6,064	3,289	3,699

ACCRUING IMPAIRED LOANS
Contractually past due 90 days or more (4)	$-	9,960	15,721	-	-
Performing impaired loans (5)	11,880	6,150	-	-	163
Troubled debt restructured loans	96,006	107,642	25,843	2,488	-
TOTAL ACCRUING

IMPAIRED LOANS	$107,886	123,752	41,564	2,488	163

(1)	Includes $38.9 million, $41.3 million and $20.8 million of interest-only residential loans as of December 31, 2010, 2009 and 2008, respectively.
(2)

Excluded from the above table as of December 31, 2010, 2009 and 2008 were $14.5 million, $44.9 million and $79.3 million, respectively, of commercial residential loans that were transferred to a work-out subsidiary of the Parent Company in March 2008.

(3)	Includes $143.8 million, $45.7 million and $2.3 million of troubled debt restructured loans as of December 31, 2010, 2009 and 2008, respectively.
(4)	The majority of these loans had matured and the borrowers continue to make payments under the matured loan agreement or the loan had sufficient collateral to prevent a loss.
(5)

BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.

Non-performing assets increased from $26.8 million at December 31, 2006 to $438.9 million at December 31, 2010 resulting primarily from a substantial increase in non-accrual loans.

The increase in non-accrual loans during the three year period ended December 31, 2010 reflects the general deterioration in the national and Florida economy, high unemployment, and the depressed residential real estate market as well as longer than historical time-frames to foreclose on and sell homes. Additionally, during 2010, the commercial non-residential real estate market continued to deteriorate resulting in an increase in troubled shopping centers, storage facilities, and office buildings. Residential non-accrual loans increased due to prolonged foreclosure time frames, declining property values and high unemployment rates. Non-accrual commercial non-mortgage and small business loans increased primarily due to the deteriorating financial condition of certain of our borrowers, which we believe is the result of Florida’s depressed economy and a reduction in consumer spending associated with high unemployment. The increase in commercial real estate non-accrual loans during the three year period ended December 31, 2010 reflects the migration of commercial residential loans to a non-accrual classification during the entire period as well as commercial non-residential loans migrating to non-accrual status during the year ended December 31, 2010.

The higher repossessed assets balances at December 31, 2010 compared to prior periods reflect increased foreclosures of commercial real estate and residential loans. BankAtlantic attempts to modify loans to credit worthy borrowers; however, the majority of BankAtlantic’s non-accrual commercial real estate loans are collateral dependent resulting in BankAtlantic having limited alternatives on such loans other than initiating the foreclosure process. We also initiate the foreclosure process on non-accrual residential loans upon unsuccessful loan modification attempts. As a consequence of the increase in non-accrual loans, we expect repossessed assets to significantly increase in the foreseeable future.

BankAtlantic’s other accruing impaired loans at December 31, 2010 and 2009 significantly increased compared to prior periods primarily due to an increase in troubled debt restructured loans (“TDR”). In response to current market conditions, BankAtlantic has developed loan modification programs for certain borrowers experiencing financial difficulties. During the year ended December 31, 2010 and 2009, BankAtlantic modified the terms of certain commercial, small business, residential and consumer home equity loans. Generally, the concessions made to borrowers experiencing financial difficulties included the reduction of the loan’s contractual interest rate, conversion of amortizing loans to interest only payments or the deferral of interest payments to the maturity date of the loan. Loans that are not delinquent at the date of TDR modification are generally not placed on non-accrual. TDR modified non-accrual loans are not returned to an accruing status and BankAtlantic does not reset days past due on delinquent TDR modified loans until the borrower demonstrates a sustained period of performance under the TDR modified terms, which is generally performance over a six month period. However, TDR modification of loans may not result in increased collections from the borrower, and TDR modified loans which return to an accruing status may subsequently be returned to nonaccrual status.

BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of December 31,
	2010		2009		2008
	Non-accrual	Accruing	Non-accrual	Accruing	Non-accrual	Accruing

Commercial	$130,783	70,990	32,225	83,767	-	25,843

Small business	2,990	9,401	4,520	7,325	2,289	-

Consumer	3,070	12,638	1,774	12,969	-	-

Residential	6,917	2,977	7,178	3,580	-	-

Total	$143,760	96,006	45,697	107,641	2,289	25,843

BankAtlantic experienced unfavorable credit quality trends during 2010 in commercial loans collateralized by commercial retail income producing properties which make up the largest component of BankAtlantic’s non-accrual commercial real estate loans. As a consequence, we may experience higher credit losses in this loan class in future periods.

BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Seven relationships accounted for 54% of our $243.3 million of non-accrual commercial real estate loans as of December 31, 2010. The following table outlines general information about these relationships as of December 31, 2010 (in thousands):

Relationships	Unpaid Principal Balance	Recorded Investment	Specific Reserves	Date loan Originated	Date Placed on Nonaccrual	Default Date (3)	Collateral Type	Date of Last Full Appraisal

Residential Land Developers
Relationship No. 1 (1)	$41,233	16,858	358	Q3-2004	Q4-2008	Q4-2008	Land A&D (4)	Q4-2010

Commercial Land Developers
Relationship No. 2	14,000	14,000	6,975	Q2-2005	Q4-2010	(2)	Land A&D (4)	Q4-2009
Relationship No. 3	26,210	26,210	10,657	Q1-1995	Q4-2009	Q4-2009	Land A&D (4)	Q2-2010
Relationship No. 4	17,777	17,777	8,634	Q3-2006	Q1-2010	Q1-2010	Commercial mixed-use	Q4-2010

Total	57,987	57,987	26,266

Commercial Non-Residential Developers
Relationship No. 5	15,403	15,403	1,895	Q3-2007	Q4-2010	(2)	Construction 5+	Q1-2010
Relationship No. 6	25,079	25,079	8,359	Q3-2006	Q2-2010	(2)	Self Storage	Q2-2010
Relationship No. 7	16,331	16,331	4,147	Q1-2007	Q3-2010	(2)	Shopping Center	Q4-2010

Total	56,813	56,813	14,401

Total of Large Relationships	156,033	131,658	41,025

(1)	During 2010 and 2009, BankAtlantic recognized partial charge-offs on relationship No. 1 of $14.6 million and $8.1 million.
(2)	A modification was executed, and the loan is reported as a troubled debt restructured loan, but is not in default as of December 31, 2010.
(3)	The default date is defined as the date of the initial missed payment prior to default.
(4)	Acquisition and development (“A&D”).

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

Our residential loan portfolio does not include negative amortization, option ARM or subprime products; however, the majority of our residential loans are purchased residential jumbo loans and certain of these loans potentially have outstanding loan balances significantly higher than related collateral values as a result of real estate value declines in the housing markets. Additionally, loans that were originated during 2005, 2006 and 2007 have experienced greater deterioration in collateral value than loans originated in prior years resulting in higher loss experiences in these groups of loans. Also, we have residential loans in California, Florida, Arizona and Nevada, which are states that have experienced especially elevated foreclosures and delinquency rates.

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

At December 31, 2010, BankAtlantic’s residential loan portfolio included $550.2 million of interest-only loans. Approximately $54.9 million of interest only residential loans became fully amortizing during the year ending December 31, 2010 and $52.1 million of interest-only residential loans are scheduled to become amortizing loans during the year ending December 31, 2011.

The following table presents relevant data regarding our purchased residential loans by year of origination segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans
Year of Origination	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)

2007	$42,249	40,916	65.04%	115.05%	741	740	6,273	33.32%
2006	49,081	47,887	70.79%	122.31%	736	721	5,709	35.83%
2005	67,760	64,927	73.88%	116.24%	725	714	11,851	35.83%
2004	294,404	292,274	68.39%	82.97%	733	726	23,025	34.79%
Prior to 2004	135,924	135,732	67.68%	60.06%	732	728	5,757	34.31%

	Interest Only Purchased Residential Loans
Year of Origination	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)

2007	$78,271	75,357	72.49%	129.40%	750	741	15,134	34.08%
2006	182,168	176,126	73.89%	124.26%	740	741	30,198	35.00%
2005	155,098	153,978	70.57%	118.40%	740	744	5,616	34.42%
2004	74,016	73,611	70.24%	99.12%	744	717	6,877	32.13%
Prior to 2004	71,174	71,174	58.42%	80.59%	742	733	2,197	31.90%

The following table presents relevant data regarding our purchased residential loans by geographic area segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans
State	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)

Arizona	$10,706	10,510	68.02%	126.62%	729	735	1,227	32.91%

California	145,772	142,735	68.80%	87.30%	737	734	15,472	35.34%

Florida	85,754	83,537	69.37%	103.52%	723	710	12,059	35.08%

Nevada	6,585	6,585	71.29%	116.93%	743	734	570	36.62%
Other States	354,626	352,387	68.50%	82.71%	733	731	23,762	34.11%

	Interest Only Purchased Residential Loans
State	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)

Arizona	$17,180	16,746	71.21%	148.12%	758	751	2,772	31.61%
California	161,445	158,305	70.44%	108.90%	741	736	21,153	33.78%
Florida	36,528	33,835	69.63%	141.25%	746	733	12,081	32.36%
Nevada	8,727	7,291	74.66%	197.75%	741	723	4,559	34.64%
Other States	336,847	334,067	70.20%	110.51%	741	742	19,455	34.31%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the first quarter of 2010 from automated valuation models.
(2)	Current FICO scores based on borrowers for which FICO scores were available as of the second quarter of 2010.
(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.

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

	December 31, 2010			December 31, 2009			December 31, 2008
	ALL by category	ALL to gross loans in each category	Loans by category to gross loans	ALL by category	ALL to gross loans in each category	Loans by category to gross loans	ALL by category	ALL to gross loans in each category	Loans by category to gross loans

Commercial non-mortgage	$10,786	8.05%	4.14%	4,515	2.94%	3.94%	3,173	2.22%	3.15%
Commercial real estate	83,029	8.70	29.46	91,658	7.71	30.49	75,850	5.44	30.69
Small business	11,514	3.80	9.35	7,998	2.56	8.02	8,133	2.49	7.20
Residential real estate	23,937	1.96	37.80	27,000	1.74	39.85	6,034	0.31	42.56
Consumer	32,043	5.14	19.25	42,417	6.14	17.70	32,382	4.35	16.40

	$161,309	4.98	100.00	173,588	4.45	100.00	125,572	2.76	100.00

	December 31, 2007			December 31, 2006
	ALL by category	ALL to gross loans in each category	Loans by category to gross loans	ALL by category	ALL to gross loans in each category	Loans by category to gross loans

Commercial non-mortgage	$2,668	2.04%	2.65%	2,359	1.50%	3.07%
Commercial real estate	72,948	4.51	32.78	24,632	1.28	37.54
Small business	4,576	1.44	6.43	4,495	1.58	5.57
Residential real estate	4,177	0.19	43.82	4,242	0.20	42.33
Consumer	9,651	1.37	14.32	7,874	1.34	11.49

	$94,020	1.90	100.00	43,602	0.85	100.00

Included in allowance for loan losses in the above table were specific reserves. BankAtlantic’s specific reserves by loan type were as follows (in thousands):

	As of December 31,
	2010	2009	2008	2007	2006

Commercial non-mortgage	$9,020	174	-	594	-
Commercial real estate	62,986	42,523	29,208	17,015	-
Small business	2,936	753	300	200	-
Consumer	1,791	4,621	-	-	-
Residential	12,034	8,784	-	-	-

Total	$88,767	56,855	29,508	17,809	-

Residential real estate and home equity consumer loans that are 120 days past due are generally written down to estimated collateral value less costs to sell. As a consequence of longer than historical timeframes to foreclose and sell residential real estate and the rapid decline in residential real estate values where our collateral is located, BankAtlantic began performing quarterly impairment evaluations during 2009 on residential real estate and real estate secured consumer loans that were written down in prior periods to determine whether specific reserves were necessary for further estimated market value declines. BankAtlantic also may establish specific reserves on loans that are individually evaluated for impairment (generally commercial and small business loans). The significant increase in commercial loan specific reserves reflects declines in collateral values since December 31, 2006.

Commercial real estate loans account for the majority of the allowance for loan losses for each of the years in the five year period ended December 31, 2010. The commercial real estate loan allowance as of December 31, 2006 was associated with a slow-down in the homebuilding industry. The substantial increase in the commercial real estate allowance for loan losses during 2007, 2008 and 2009 resulted in large part from a rapid and prolonged deterioration in the Florida real estate market, and the significant downturn in the residential real estate market nationally. During 2008 and 2007, home sales and median home prices declined significantly on a year-over-year basis in all major metropolitan areas in Florida, with conditions deteriorating rapidly during the fourth quarter of 2008 in response to the overall loss of confidence in the financial markets. The housing industry was experiencing a dramatic downturn and market conditions in the housing industry continued to worsen throughout 2008 reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new construction resulting in a significant over-supply of housing inventory, and increased foreclosure rates. During 2009, the decline in median home prices slowed and medium to low priced home sales began to recover from the 2008 lows. Also, during 2009 we began experiencing higher levels of commercial non-residential real estate classified assets and charge-offs resulting from declining real estate values and financial difficulties of our borrowers who experienced reduced cash flows from declining rental income. Accordingly, the allowance for loan losses for commercial real estate loans was increased to reflect higher estimated losses for this loan product as the then current economic and market conditions resulted in unfavorable delinquency trends. During 2010, we partially charged off or placed specific reserves on a significant portion of our commercial residential and commercial land loans. In addition, the balances of our commercial real estate loans declined significantly and the migration of loans to adversely classified risk ratings slowed resulting in a decrease in the commercial real estate quantitative allowance for loan losses at December 31, 2010 compared to December 31, 2009.

There are three categories of loans in our commercial residential loan portfolio that have resulted in the majority of losses in our commercial real estate loan portfolio. The loan balance in these categories aggregated $132.9 million at December 31, 2010 compared to $226.9 million at December 31, 2009. These categories are as follows:

The “builder land bank loan” category consisted of 4 loans and aggregated $10.6 million at December 31, 2010 compared to 7 loans aggregating $43.7 million at December 31, 2009. This category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders. These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the sale of the property pursuant to the options. If the lots are not sold as originally anticipated, the borrower may not be in a position to service the loan, with the likely result being an increase in loan losses in this category. All four loans in this category totaling $10.6 million were on nonaccrual at December 31, 2010 compared to six loans in this category totaling $42.6 million on non-accrual at December 31, 2009. BankAtlantic established $1.5 million and $23.2 million of specific reserves on these loans as of December 31, 2010 and 2009, respectively.

The “land acquisition and development loan” category consisted of 24 loans and aggregated $118.8 million at December 31, 2010 compared to 27 loans aggregating $171.9 million at December 31, 2009. This loan category generally consists of loans secured by residential land which is intended to be developed by the borrower and sold to homebuilders. These loans are generally underwritten more stringently than builder land bank loans, as an option agreement with a regional or national builder did not exist at the origination date. Thirteen loans in this category totaling $61.9 million were on nonaccrual at December 31, 2010 compared to ten loans totaling $60.2 million on non-accrual at December 31, 2009. BankAtlantic established $14.1 million and $7.1 million of specifics reserves on these loans as of December 31, 2010 and 2009, respectively.

The “land acquisition, development and construction loan” category consisted of 3 loans and aggregated $3.5 million at December 31, 2010 compared to 6 loans aggregating $11.3 million at December 31, 2009. This category generally consists of loans secured by residential land which will be fully developed by the borrower who may also construct homes on the property. These loans generally involve property with a longer investment and development horizon, are guaranteed by the borrower or individuals and/or are secured by additional collateral or equity such that it is expected that the borrower will have the ability to service the debt for a longer period of time. There were no loans in this category on nonaccrual at December 31, 2010 compared to one loan totaling $3.8 million on non-accrual at December 31, 2009.

During 2010, BankAtlantic experienced heightened delinquencies and charge-offs associated with commercial non-residential loans. Commercial non-residential loans generally represent permanent financing for income producing properties and financing for the construction of income producing properties. At December 31, 2010, BankAtlantic had $133.5 million of commercial non-residential loans on nonaccrual compared to $27.8 million at December 31, 2009.

The allowance for consumer loans has increased for each of the years in the four year period ended December 31, 2009, and declined at December 31, 2010 from 2009 levels. The increase during 2006 was largely associated with the growth in outstanding home equity loans throughout the period and the change in policy during 2004 to permit higher loan-to-value ratio loans based on Beacon scores. The increase in the allowance for loan losses for consumer loans during 2007 compared to 2006 reflects unfavorable home equity loan delinquency trends, higher non-performing home equity loans and a significant increase in charge-offs during the fourth quarter of 2007. The significant increase in the allowance for consumer loan losses during 2008 compared to 2007 was primarily due to a significant increase in consumer home equity loan charge-offs, higher non-performing loans and adverse delinquency trends. The adverse delinquency trends continued during 2009 as residential property values in Florida continued to decline. The decrease in the allowance for loan losses at December 31, 2010 compared to 2009 reflects what we believe to be declining charge-off and delinquency trends during 2010.

During 2007, the residential allowance for loan losses was maintained at 2006 levels as the portfolio experienced minimal credit losses and no adverse delinquency trends. During 2008, as property values nationwide declined and unemployment rates increased, our residential loan portfolio began experiencing unfavorable delinquency trends and increased charge-offs. These unfavorable delinquency trends accelerated throughout 2009 and remained at 2009 levels during 2010. Jumbo residential loan credit trends for loans originated in 2005, 2006 and 2007 displayed higher loss severity than loans originated in other years and losses on prime credit quality jumbo residential loans out-paced losses on other prime based loans during 2009. As a consequence of these adverse trends, the residential allowance for loan losses significantly increased at December 31, 2009 compared to the same 2008 and 2007 periods. During 2010, residential loan delinquencies and the loss severity on BankAtlantic’s non-performing residential loans stabilized resulting in a decline in the residential quantitative allowance for losses at December 31, 2010 compared to December 31, 2009. Residential home prices are forecasted to decline slightly in most markets during 2011 and improve during the year ended December 31, 2012. A decline in residential home prices during 2011 may also result in additional delinquencies and losses in our commercial residential real estate portfolio in subsequent periods.

The allowance for small business loan losses during 2007 was maintained at 2006 levels as delinquency trends and credit losses remained unchanged. As economic conditions worsened during the latter half of 2008, we began experiencing adverse trends and higher credit losses in our small business loan portfolio. In response to these adverse trends, we increased the small business allowance for loan losses significantly at December 31, 2008 compared to December 31, 2007. During 2009, the small business allowance for loan losses was maintained at 2008 levels as delinquencies and charge-offs trends stabilized. During 2010, small business delinquencies remained at 2009 levels while charge-offs declined; however, criticized small business loans increased from 2009 levels resulting in an increase in the small business allowance for loan losses at December 31, 2010 compared to December 31, 2009.

As discussed in Item 1A. under Risk Factors, and elsewhere in this annual report on Form 10-K, in the event of a sustained decline in real estate markets, and residential real estate in particular, and a sustained slowdown in the economy in general, we may experience further deterioration in the credit quality and performance of our loan portfolio. As a consequence, if conditions do not improve, we will experience an increase in levels of non-performing assets and these increases will likely be experienced across various loan categories.

BANKATLANTIC’S NON- INTEREST INCOME

The following table summarizes the significant components of and changes in non-interest income (in thousands):

	For the Years Ended December 31,			Change 2010 vs. 2009	Change 2009 vs. 2008

	2010	2009	2008

Service charges on deposits	$59,844	75,739	93,905	(15,895)	(18,166)

Other service charges and fees	30,140	29,542	28,959	598	583

Securities activities, net	2,864	11,161	2,395	(8,297)	8,766

Income from unconsolidated subsidiaries	-	479	1,509	(479)	(1,030)

Gains on sales of loans	259	467	265	(208)	202

Other	12,655	11,904	10,275	751	1,629

Non-interest income	$105,762	129,292	137,308	(23,530)	(8,016)

The lower revenues from service charges on deposits during each of the years in the three year period ended December 31, 2010 primarily resulted from lower overdraft fee income. This decrease in overdraft fee income reflects a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees reflected our efforts to seek customers who maintain deposit accounts with higher balances, regulatory changes, and changes in customer behavior. The Federal Reserve adopted new overdraft rules (effective July 1, 2010 for new customers and August 15, 2010 for existing customers), which among other requirements, prohibit banks from automatically enrolling customers in overdraft protection programs. Additionally, Congress has established a consumer protection agency which may further limit the assessment of overdraft fees. In response to the changing industry practices and regulations, BankAtlantic during the fourth quarter of 2010 began converting certain deposit products to fee-based accounts that encourage higher checking account balances and the use of multiple bank products in order to eliminate or reduce fees. Additionally, during the first quarter of 2011 BankAtlantic revised its overdraft policies instituting a cap on the number of overdrafts, eliminating overdraft charges on small overdraft amounts and lowering the overdraft protection amount per day. We anticipate that these trends will continue and that our overdraft fee income will be lower in future periods partially offset by increased fees from the new deposit products and expanded use of the banks services by deposit customers.

The increase in service charges and fees during the year ended December 31, 2010 compared to the same 2009 period primarily resulted from higher interchange income from the use of check cards by our customers partially offset by lower fee income from our cruise ship operations. The increased interchange income reflects higher debit card transaction volume for 2010 compared to 2009.

The increase in other service charges and fees during 2009 compared to 2008 was primarily due to higher fees associated with a new vendor contract and an increase in cruise ship surcharge income associated with an increased number of automated teller machines (“ATM”) on cruise ships.

Securities activities, net during the year ended December 31, 2010 includes $3.1 million of gains from the sales of $43.8 million of agency securities and $11.9 million of municipal securities, respectively. The net proceeds from the sales of securities were used to enhance BankAtlantic’s liquidity. BankAtlantic also recognized a $0.3 million loss in connection with foreign currency derivative contracts entered into as an economic hedge of foreign currency in cruise ship ATMs.

Securities activities, net during the year ended December 31, 2009 includes $11.2 million of gains from the sale of $284.0 million of agency securities. The net proceeds from the sales of securities were used to pay down FHLB advances.

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

Income from unconsolidated subsidiaries for 2009 and 2008 represents $0.5 million and $0.5 million, respectively, of equity earnings in a joint venture that factors receivables. The factoring joint venture was consolidated as of January 1, 2010 upon the implementation of new accounting guidance for the consolidation of variable interest entities. The Company has limited the funding of the factoring joint venture to a maximum of $10 million.

Gains on loan sales during each of the years in the three year period ended December 31, 2010 were primarily from the sale of residential loans originated with the assistance of independent mortgage brokers. During the year ended December 31, 2010, BankAtlantic transferred $71.7 million of commercial loans to held for sale and sold $52.0 million of those loans.

Other non-interest income consisted of the following (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Broker commissions	$3,901	3,969	2,100
Safe deposit box rental	1,200	1,183	1,136
Income from leases	1,149	1,127	1,291
Fee income	1,997	1,868	1,946
Other	4,408	3,757	3,802

Total other income	$12,655	11,904	10,275

The increase in other non-interest income for the year ended December 31, 2010 compared to the same 2009 period was primarily the result of $1.0 million received from BankAtlantic’s on-line banking service provider as a result of business interruption issues relating to the conversion to the service provider’s products. The above increases in other non-interest income were partially offset by $0.1 million of foreign currency exchange losses associated with foreign currency held in cruise ship ATMs and lower commissions from sales of investment products during 2010 compared to 2009.

The increase in other non-interest income for the year ended December 31, 2009 compared to the same 2008 period was primarily the result of higher commissions earned on the sale of investment products to BankAtlantic’s customers. Commissions from the sales of investment products for the year ended December 31, 2010, 2009 and 2008 were $3.9 million, $4.0 million and $2.1 million, respectively.

BANKATLANTIC’S NON- INTEREST EXPENSE

The following table summarizes the significant components and changes in non-interest expense (in thousands):

	For the Years Ended December 31,			Change 2010 vs. 2009	Change 2009 vs. 2008
	2010	2009	2008

Employee compensation and benefits	$91,131	103,209	125,851	(12,078)	(22,642)
Occupancy and equipment	53,585	58,574	64,774	(4,989)	(6,200)
Advertising and promotion	8,305	8,395	16,056	(90)	(7,661)
Check losses	2,421	4,188	8,767	(1,767)	(4,579)
Professional fees	17,365	12,574	10,979	4,791	1,595
Supplies and postage	3,813	4,084	4,580	(271)	(496)
Telecommunication	2,513	2,464	4,430	49	(1,966)
Provision for tax certificates	4,552	3,388	7,286	1,164	(3,898)
Loss on sale of real estate held for development and sale	1,228	-	92	1,228	(92)
Impairment of real estate held for development and sale	-	3,871	1,169	(3,871)	2,702
Cost associated with debt redemption	60	7,463	1,238	(7,403)	6,225
Lease termination costs	3,601	2,156	199	1,445	1,957
Employee termination costs	3,971	2,024	2,171	1,947	(147)
Impairment of real estate held for sale	2,604	1,158	4,758	1,446	(3,600)
Impairment of real estate owned	6,064	4,124	1,465	1,940	2,659
Impairment of assets held for sale	4,469	-	-	4,469	-
Impairment of goodwill	-	9,124	48,284	(9,124)	(39,160)
FDIC special assessment	-	2,428	-	(2,428)	2,428
Gain (loss) on sale of real estate	997	(342)	124	1,339	(466)
Amortization of intangible assets	1,248	1,303	1,359	(55)	(56)
Other	28,388	28,614	27,041	(226)	1,573

Total non-interest expense	$236,315	258,799	330,623	(22,484)	(71,824)

BankAtlantic’s non-interest expense for 2010, 2009 and 2008 was $236.3 million, $258.8 million and $330.6 million, respectively. Excluding $20.8 million, $29.9 million and $59.6 million of impairments and costs associated with debt redemptions, BankAtlantic’s non-interest expense would have been $215.5 million, $228.9 million and $271.1 million, for 2010, 2009 and 2008, respectively. The reduction in non-interest expense during the three year period reflects management’s efforts to reduce expenses and increase operating efficiencies. In response to the adverse economic environment, we consolidated certain back-office facilities, sold five central Florida stores, renegotiated vendor contracts, continued staff reductions, out-sourced certain back-office functions and initiated other targeted expense reduction programs. In January 2011, we agreed to sell 19 branches and 2 related facilities in the Tampa area and the associated deposits to PNC. The transaction is expected to close during June 2011 and we expect the sale of the Tampa branches to reduce annual non-interest expenses by approximately $15 to $20 million. Management continues to explore opportunities to further reduce operating expenses and increase operating efficiencies; however, we may not be successful in these efforts.

The substantial decline in employee compensation and benefits during each of the years in the three year period ended December 31, 2010 resulted primarily from workforce reductions, normal attrition, as well as declines in personnel related to reduced store lobby and call center hours. As a consequence of the work force reductions and normal attrition, the number of full-time equivalent employees declined from 2,385 at December 31, 2007 to 1,283 at December 31, 2010, or 46%. The decline in the work force resulted in lower employee benefits, payroll taxes and recruitment advertising. Also contributing to the decline in compensation was lower incentive bonuses during 2010 compared to 2009 and 2008. Incentive bonuses were $2.5 million, $6.1 million and $6.2 million during the years ended December 31, 2010, 2009 and 2008, respectively. BankAtlantic incurred lower employee benefit costs related to the discontinuation of the 401(k) Plan employer match and the employee profit sharing plan. Costs associated with these benefit Plans were $0, $0.7 million and $4.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. Pension costs associated with BankAtlantic’s frozen defined benefit plan were $1.3 million and $2.0 million during 2010 and 2009 compared to a pension benefit of $0.2 million during 2008. Share-based compensation expense was $0.8 million, $2.0 million and $1.2 million during the years ended December 31, 2010, 2009 and 2008, respectively. The reduction in share based compensation expense reflects that no share based awards were granted to employees during 2009 and 2008 and the reversal of prior period share based compensation expense as the forfeiture rate on outstanding options was increased from 18% to 50% reflecting the significant reduction in the workforce throughout the three year period.

The decline in occupancy and equipment for each of the years in the three years ended December 31, 2010 primarily resulted from the consolidation of back-office facilities resulting in lower depreciation and rent expense. Depreciation and rent expenses were $16.2 million and $11.4 million for the year ended December 31, 2010 compared to $18.2 million and $12.8 million during year ended December 31, 2009, respectively, and $20.7 million and $14.6 million, respectively, during the year ended December 31, 2008. The remaining decline in occupancy and equipment expenses was primarily due to lower building maintenance, utilities and real estate taxes during the 2010 period compared to the same 2009 and 2008 periods.

During the year ended December 31, 2009, BankAtlantic modified its marketing focus from growing deposit account volume to enhancing BankAtlantic’s relationship with customers. As a result, BankAtlantic significantly reduced direct mail advertising and reduced gifts to customers upon the opening of deposit accounts. Direct mail advertising and customer gift expenses declined from $10.1 million for the year ended December 31, 2008 to $3.2 million and $2.4 million during the same 2009 and 2010 periods.

We believe that the substantial decline in check losses during each of the years in the three year period ended December 31, 2010 primarily related to revisions to our overdraft policies which began in 2008 as well as lower volume of new account growth.

The higher professional fees during the year ended December 31, 2010 compared to the same 2009 period primarily resulted from legal and related costs in connection with the class-action securities litigation and secondarily from legal costs associated with tax certificate litigation, loan modifications and loan work-outs. Legal expenses were $11.4 million during the year ended December 31, 2010 compared to $8.3 million during the same 2009 period. Legal expenses during the year ended December 31, 2010 were partially offset by $4.5 million of insurance reimbursements in connection with the class action securities litigation. During 2010, litigation costs on cases alleging claims covered by insurance exceeded the deductible under our director and officer liability insurance and we began receiving eligible cost reimbursements from the insurance carrier. Insurance claim reimbursements are recognized as a reduction to legal fees when the claim is approved by the insurance carrier. In December 2010 our insurance carrier for claims under our director and officer liability insurance denied insurance coverage in connection with the class action securities litigation for both the defense costs and any unfavorable judgment against the Company on the grounds that the jury found intentional wrongful acts by certain senior executive officers of the Company. While the Company disputes the validity of the denial of coverage, the Company does not expect to receive additional reimbursement for litigation costs associated with the class action securities litigation, unless the Company is able to successfully contest the denial of insurance coverage. Additionally, BankAtlantic engaged consulting firms during 2010 for assistance in process improvements and efficiency initiatives as well as evaluating sources of non-interest income. Consulting fees were $1.5 million during 2010 compared to $0.6 million during the same 2009 period.

The higher professional fees for 2009 compared to 2008 were mainly associated with legal costs in connection with loan modifications, commercial loan work-outs, class-action securities litigation and tax certificate activities litigation.

The lower telecommunication costs for the years ended December 31, 2010 and 2009 compared to the same 2008 period primarily resulted from switching during 2008 to a new vendor on more favorable terms.

The provision for tax certificate losses for each of the years in the three year period ended December 31, 2010 reflect charge-offs and increases in the allowance for tax certificate losses associated with certificates acquired through bulk purchases in markets which are now distressed. We ceased the bulk acquisition of tax certificates and our out-of-state tax certificate portfolio has been reduced through redemptions.

Loss on the sale of real estate held for development and sale during the year ended December 31, 2010 reflects the sale of a real estate project for a loss shown on the above table. The loss on the sale of real estate held for development and sale during the year ended December 31, 2008 reflects the sale of vertical construction associated with the real estate project.

Impairment of real estate held for development and sale during the years ended December 31, 2009 and 2008 represent fair value adjustments to real estate inventory associated with the real estate project described above.

The costs associated with debt redemptions during the year ended December 31, 2010 reflects the prepayment of a $2 million FHLB advance obligation and $0.7 million repayment of a mortgage-backed bond that was scheduled to mature in September 2013.

The costs associated with debt redemptions were the result of prepayment penalties incurred upon the prepayment of $760 million and $692 million of FHLB advances in 2009 and 2008, respectively. The prepayments in 2009 and 2008 were part of our effort to improve our liquidity and net interest margin as short term borrowing interest rates were at historical lows.

Lease termination costs and impairment of real estate held for sale represent impairments associated with the decision to sell properties or terminate leases acquired for future branch expansion prior to December 2007.

Employee termination costs reflect severance charges in connection with workforce reductions in each of the years in the three year period ended December 31, 2010.

Real estate owned impairments during 2010 and 2009 reflect a $3.6 million and $3.1 million write-down associated with a real estate development acquired during the fourth quarter of 2006 when BankAtlantic took possession of the collateral securing a land acquisition and development loan and, secondarily, from write-downs of residential, commercial and tax certificate real estate owned. Impairment of real estate owned during 2008 was primarily associated with properties in distressed markets acquired through tax certificate activities.

The impairment of assets held for sale relates to a management decision to pursue a sale of BankAtlantic’s Tampa branches. As a consequence, BankAtlantic reclassified its Tampa office properties and equipment to held-for-sale and recognized a $4.5 million impairment charge at the transfer date.

BankAtlantic tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Based on the results of an interim impairment evaluation, BankAtlantic recorded an impairment charge of $9.1 million during the three months ended March 31, 2009. BankAtlantic performed its annual goodwill impairment test as of September 30, 2010 and determined that its remaining goodwill of $13.1 million in its capital services reporting unit was not impaired, as the fair value of our capital services reporting unit exceeded the fair value of the net assets by $14.1 million. If market conditions do not improve or deteriorate further, BankAtlantic may recognize additional goodwill impairment charges in future periods.

Based on the results of a goodwill impairment evaluation during 2008, BankAtlantic recorded an impairment charge of $48.3 million. All goodwill in the amount of $31.0 million relating to BankAtlantic’s commercial lending reporting unit and all goodwill in the amount of $17.3 million relating to BankAtlantic’s community banking reporting unit were determined to be impaired. The impairments in the community banking and commercial lending business units reflect the on-going negative trends in the financial services industry affecting the Company’s market capitalization and the credit quality of BankAtlantic’s loan portfolios.

In October 2008, the FDIC adopted a restoration plan to restore its insurance fund to a predefined level. In June 2009, the FDIC imposed a special assessment on all depository institutions of five basis points on adjusted total assets. BankAtlantic’s portion of the FDIC depository institution special assessment was $2.4 million.

During the year ended December 31, 2010, 2009, and 2008 BankAtlantic sold $25.9 million, $6.4 million and $3.7 million, respectively, of real estate owned for losses and gains as shown on the above table.

Amortization of intangible assets consisted of the amortization of acquired core deposit intangible assets, which are being amortized over an estimated life of ten years.

Other expenses during the year ended December 31, 2010 remained at 2009 levels as higher deposit insurance premiums and the costs to manage and sell real estate owned were partially offset by lower operating expenses. The increase in other non-interest expense for the year ended December 31, 2009 compared to the same 2008 period relates to higher deposit insurance premiums. BankAtlantic’s deposit insurance premiums, were $10.1 million, $8.6 million and $2.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. These higher deposit insurance premiums were partially offset by lower general operating expenses relating management’s expense reduction initiatives.

BankAtlantic’s Provision for Income Taxes

	For the Years Ended December 31,			Change 2010 vs. 2009	Change 2009 vs. 2008
($ in thousands)	2010	2009	2008

Loss before income taxes	$(118,044)	(180,427)	(135,050)	62,383	(45,377)
Benefit/(provision) for income taxes	2,134	31,719	(31,094)	(29,585)	62,813

BankAtlantic net loss	$(115,910)	(148,708)	(166,144)	32,798	17,436

Effective tax rate	1.81%	17.58%	-23.02%

Due to BankAtlantic’s recent history of losses and the sustained deterioration in economic conditions, BankAtlantic maintains a deferred tax valuation allowance for its entire amount of net deferred tax assets. The benefit for income taxes during 2010 primarily represents a reduction in the deferred tax valuation allowance from continuing operations to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income. The 2009 benefit for income taxes was due primarily to a change in tax laws in November 2009 that extended the net operating loss carry back period for 2009 taxable losses from two years to five years which resulted in BankAtlantic recognizing a $31.7 million income tax benefit.

The difference between the effective tax rate and the expected federal income tax rate of 35% during 2008 was due primarily to the disallowance of tax benefits associated with losses during 2008 and net deferred tax assets as a result of the establishment of a deferred tax valuation allowance.

Parent Company Results of Operations

The following table is a condensed income statement summarizing the Parent Company’s segment results of operations (in thousands):

	For the Years Ended December 31,			Change 2010 vs. 2009	Change 2009 vs. 2008
	2010	2009	2008

Net interest income (expense):

Interest income on loans	$228	352	261	(124)	91

Interest and dividend income on investments	72	221	1,184	(149)	(963)

Interest expense on junior subordinated debentures	(14,872)	(15,535)	(21,262)	663	5,727

Net interest expense	(14,572)	(14,962)	(19,817)	390	4,855

Provision for loan losses	(5,536)	(18,414)	(24,418)	12,878	6,004

Net interest expense after

Provision for loan losses	(20,108)	(33,376)	(44,235)	13,268	10,859

Non-interest income:

Income from unconsolidated subsidiaries	1,054	487	600	567	(113)

Securities activities, net	-	19	(356)	(19)	375

Other income	1,257	1,058	1,027	199	31

Non-interest income	2,311	1,564	1,271	747	293

Non-interest expense:

Employee compensation and benefits	2,819	5,036	3,046	(2,217)	1,990

Professional fees	3,074	2,055	1,782	1,019	273

Advertising and promotion	293	251	279	42	(28)

Other	2,857	1,658	3,634	1,199	(1,976)

Non-interest expense	9,043	9,000	8,741	43	259

Loss before income taxes	(26,840)	(40,812)	(51,705)	13,972	10,893

(Provision) benefit for income taxes	-	-	(1,395)	-	1,395

Parent Company loss	$(26,840)	(40,812)	(53,100)	13,972	12,288

Parent Company interest on loans during 2010, 2009 and 2008 represented interest income from two commercial real estate loans acquired in a March 2008 loan transfer from BankAtlantic that were returned to an accrual status during 2008 as the borrowers’ cash flow improved upon obtaining tenants for properties serving as collateral.

Interest and dividend income on investments during the years ended December 31, 2010 and 2009 were comprised primarily of earnings from a BankAtlantic reverse repurchase agreement account and dividends from an equity investment. Interest and dividend income on investments during the year ended December 31, 2008 was comprised primarily of interest and dividends associated with a portfolio of debt and equity securities managed by a money manager as well as earnings from a reverse repurchase account with BankAtlantic. Earnings from the BankAtlantic reverse repurchase account were $17,000, $28,000 and $0.2 million, respectively, during the years ended December 31, 2010, 2009 and 2008.

Interest expense for the years ended December 31, 2010, 2009 and 2008 represents interest expense recognized on the Parent Company’s junior subordinated debentures. The decline in interest expense reflects the historically low three month LIBOR interest rates during 2009 and 2010. The decline in interest rates was partially offset by deferred interest on the junior subordinated debentures. As previously discussed, the Parent Company has elected to defer the payment of interest on all of its junior subordinated debentures, commencing with the first quarter of 2009. The Parent Company is permitted under the terms of its obligations to defer interest payments for up to 20 consecutive quarterly periods. During the deferral period, interest will continue to accrue on the debentures and on the deferred interest, and the Company will continue to recognize such deferred interest as interest expense in its financial statements. As a consequence, the Parent Company’s junior subordinated debentures average balances increased from $300.0 million during 2009 to $314.1 million during 2010. Average interest rates on junior subordinated debentures decreased from 5.18% during the year ended December 31, 2009 to 4.73% during the same 2010 period due to a decrease in LIBOR.

Income from unconsolidated subsidiaries during 2010, 2009 and 2008 represents equity earnings from trusts formed to issue trust preferred securities.

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

Other income during the year ended December 31, 2010 included $0.1 million of gains on the sale of loans. The majority of other income during the years ended December 31, 2010, 2009 and 2008 primarily represent fees charged to BankAtlantic for executive management services. These fees are eliminated in the Company’s consolidated financial statements.

The Parent Company’s compensation expense during the years ended December 31, 2010, 2009 and 2008 represents salaries, benefits and incentives for executive officers and administrative personnel. The higher compensation expense during 2009 compared to 2010 and 2008 primarily reflects higher incentive performance bonuses during 2009. Incentive performance bonuses based on specific performance criteria were $0.2 million, $2.9 million and $1.6 million during the years ended December 31, 2010, 2009 and 2008, respectively.

The increase in professional fees during 2010 primarily resulted from higher consulting costs associated with investment banking and other advisory services. Consulting costs were $1.5 million, $0.3 million and $0.6 million during the years ended December 31, 2010, 2009 and 2008, respectively. The remaining professional fees were legal costs during each of the years in the three year period ended December 31, 2010. The legal fees were incurred in connection with the Securities and Exchange Commission formal investigation, general corporate matters and foreclosure costs associated with non-performing loans held in a work-out subsidiary of the Parent Company.

Advertising costs during each of the years in the three year period ended December 31, 2010 represents investor relations expenditures, the cost of shareholder correspondence and the annual meeting of shareholders.

Included other expenses during the years ended December 31, 2010, 2009 and 2008 were property management costs and real estate owned losses of $1.9 million, $0.9 million and $2.5 million, respectively. The Parent Company also incurred $0.2 million of loan servicing fees paid to BankAtlantic for each of the years ended December 31, 2010, 2009 and 2008 related to the loans held by its asset workout subsidiary. Also included in other expenses for the years ended December 31, 2010, 2009 and 2008 were $0.6 million, $0.3 million and $0.3 million, respectively, of fees paid to BFC for investor relations, risk management, real estate advisory and human resources services provided to the Parent Company by BFC.

The Parent company did not recognize a tax benefit in connection with its 2010 and 2009 losses. The Parent Company recognized a provision for income taxes of $1.4 million in 2008. These amounts represent effective tax rates of 0%, 0% and 2.65% for 2010, 2009 and 2008, respectively. The change in the Parent Company’s effective tax rate during the periods was primarily due to the disallowance of tax benefits associated with the Parent Company’s 2010, 2009 and 2008 losses as a result of a deferred tax valuation allowance established during 2008 on the Parent Company’s net deferred tax assets.

Credit Quality

To provide greater flexibility in holding and managing non-performing loans and to improve BankAtlantic’s financial condition, the Parent Company formed an asset workout subsidiary which acquired non-performing commercial real estate and commercial residential real estate loans from BankAtlantic for $94.8 million in cash on March 31, 2008. BankAtlantic transferred $101.5 million of non-performing loans to the Parent Company’s subsidiary at the loan’s carrying value inclusive of $6.4 million in specific allowances for loan losses and $0.3 million of escrow balances. The work-out subsidiary of the Parent Company entered into a servicing arrangement with BankAtlantic with respect to these loans.

The composition of non-performing loans acquired from BankAtlantic as of March 31, 2008 was as follows (in thousands):

Amount
Nonaccrual loans:
Commercial residential real estate:
Builder land loans	$32,039
Land acquisition and development	19,809
Land acquisition, development and Construction	34,915

Total commercial residential real estate	86,763
Commercial non-residential real estate	14,731

Total non-accrual loans	101,494
Allowance for loan losses-specific reserves	(6,440)

Non-accrual loans, net	$95,054

The composition of the transferred non-performing loans and real estate owned at the indicated dates was as follows (in thousands):

	December 31, 2010	December 31, 2009
Non-accrual loans:
Commercial residential real estate:
Builder land loans	$3,743	14,060
Land acquisition and development	3,605	10,376
Land acquisition, development and construction	1,637	14,903

Total commercial residential real estate	8,985	39,339
Commercial non-residential real estate	5,523	5,558

Total non-accrual loans	14,508	44,897
Allowance for loan losses - specific reserves	(830)	(13,630)

Non-accrual loans, net	13,678	31,267
Performing commercial non-residential loans, net of allowance for loan losses	2,811	3,116

Loans receivable, net	$16,489	34,383

Real estate owned	$10,160	10,532

During the year ended December 31, 2010, the Parent Company foreclosed on a $5.7 million land acquisition, development and construction loan, and a $7.9 million builder land bank loan. The properties obtained from foreclosures were sold for cash proceeds of $9.8 million. The work-out subsidiary also received $0.4 million of loan principal repayments during the year ended December 31, 2010.

During the year ended December 31, 2009, the Parent Company’s work-out subsidiary received proceeds of $6.3 million from loan payments and the sale of a foreclosed property, transferred a $1.0 million loan from non-accrual to performing, charged-down $16.5 million of loans and foreclosed on five properties aggregating $10.5 million.

The Parent Company’s non-accrual loans include large loan balance lending relationships. Three relationships account for 75% of its $14.5 million of non-accrual loans as of December 31, 2010. The following table outlines general information about these relationships as of December 31, 2010 (in thousands):

Relationships	Unpaid Principal Balance	Outstanding Balance (5)	Specific Reserves	Date loan Originated	Date Placed on Nonaccrual	Default Date (3)	Collateral Type (4)	Date of Last Full Appraisal

Commercial Business
Relationship No. 1	5,523	5,523	830	Q4-2005	Q4-2007	Q4-2007	Commercial Land	Q4-2010

Residential Land Developers

Relationship No. 2 (1)	19,881	3,743	-	Q1-2005	Q4-2007	Q1-2008	Builder Land	Q4-2010

Relationship No. 3 (2)	7,383	1,639		Q1-2006	Q1-2008	Q1-2008	Land A&D	Q2-2010

Total Residential Land Developers	27,264	5,382	-

Total	32,787	10,905	830

(1)	During 2008, 2009 and 2010, the Parent Company recognized partial charge-offs on relationship No. 2 of $12.0 million, $1.7 million and $2.3 million, respectively.
(2)	During 2010, the Parent Company recognized partial charge-offs on relationship No. 3 aggregating $5.7 million.
(3)	The default date is defined as the date of the initial missed payment prior to default.
(4)	Acquisition and development (“A&D”).

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

Changes in the Parent Company’s allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
	2010	2009

Balance, beginning of period	$13,630	11,685
Loans charged-off	(18,222)	(16,469)
Recoveries of loans previously charged-off	-	-

Net (charge-offs)	(18,222)	(16,469)
Transfer to held for sale	(114)	-
Provision for loan losses	5,536	18,414

Balance, end of period	$830	13,630

The provision for loan losses during the year ended December 31, 2010 and 2009 resulted from additional impairments due to updated loan collateral fair value estimates reflecting the continued deterioration in the Florida residential real estate market. As previously stated, if market conditions do not improve in the Florida real estate market, additional provisions for loan losses and charge-offs may be required in subsequent periods.

BankAtlantic Bancorp Consolidated Financial Condition

The Company has reduced its total assets with a view to improving its liquidity and regulatory capital ratios. Total assets were decreased by significantly reducing loan purchases and originations, reducing the acquisition of tax certificates and selling securities available for sale. The proceeds from the above earning asset reductions were used to improve liquidity by maintaining higher interest earning deposits at other banks, purchasing short-term investments and paying down borrowings.

Total assets at December 31, 2010 were $4.5 billion compared to $4.8 billion at December 31, 2009. The changes in components of total assets from December 31, 2010 to December 31, 2009 are summarized below:

•

Increase in interest-bearing deposits in other banks primarily reflecting $284 million of higher cash balances at the Federal Reserve Bank and investments in $46 million of short-term time deposits at other banks;

•

Increase in securities available for sale reflecting the purchase of $182 million of agency and municipal securities that mature in less than one year partially offset by the sale of $44 million of mortgage-backed securities as well as repayments;

•	Decrease in tax certificate balances primarily relating to redemptions, partially offset by the purchase of $102 million of tax certificates during 2010;
•	Decline in FHLB stock related to lower FHLB advance borrowings;

•	Increase in loans held for sale associated with the transfer of commercial real estate loans into the held for sale classification;
•

Decrease in loans receivable balances associated with $166 million of net-charge-offs, $61 million of loans transferred to REO, $112 million of loan sales and repayments of loans in the ordinary course of business, combined with a significant decline in loan originations and purchases;

•

Decrease in accrued interest receivables primarily resulting from tax certificate activities and lower loan balances partially offset by higher securities available for sale accrued interest receivable associated with the purchases of agency and municipal securities;

•	Decrease in real estate held for development and sale primarily reflecting the sale of a $6.5 million property;
•	Increase in real estate owned associated with commercial real estate and residential loan foreclosures;
•	Decrease in investments in unconsolidated companies associated with the consolidation of our factoring joint venture;
•

Decrease in office properties and equipment resulting from depreciation and the transfer of $31.5 million of fixed assets to assets held for sale net of impairments in connection with the decision to seek a buyer for the Tampa branch network;

•	Increase in assets held for sale associated with cash and fixed assets transferred to held for sale upon the announcement that BankAtlantic intended to seek a buyer for its Tampa branches; and
•	Decline in other assets reflecting receipt of a $32 million income tax refund associated with a net operating loss carry-back, and $7.9 million of lower prepaid FDIC deposit insurance.

The Company’s total liabilities at December 31, 2010 were $4.5 billion compared to $4.7 billion at December 31, 2009. The changes in components of total liabilities from December 31, 2010 to December 31, 2009 are summarized below:

•

A decrease in interest bearing deposit account balances associated with the transfer of $255.6 million of Tampa-based interest-bearing deposits to deposits held for sale and lower time deposits partially offset by higher interest bearing checking account balances reflecting the historically low interest rate environment during 2010;

•

Decrease in non-interest-bearing deposit balances was primarily due to the transfer of $85.5 million of Tampa-based non-interest bearing deposits to held for sale and higher average balances per customer account;

•	Lower FHLB advances and short term borrowings due to repayments using proceeds from the loan repayments;
•	Decrease in bonds payable associated with the repayment of the $0.7 million mortgage-backed bond; and
•	Increase in junior subordinated debentures liability due to interest deferrals.

Liquidity and Capital Resources

BankAtlantic Bancorp, Inc.

Currently, the Parent Company’s principal source of liquidity is its cash and funds obtained from its wholly-owned work-out subsidiary. The Parent Company also may obtain funds through dividends, and through the issuance of equity and debt securities, although no dividends from BankAtlantic are anticipated or contemplated for the foreseeable future. The Parent Company has used its funds to contribute capital to its subsidiaries, pay debt service and shareholder dividends, repay borrowings, invest in equity securities and other investments, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. At December 31, 2010, BankAtlantic Bancorp had approximately $322.4 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest obligations on this indebtedness totaled approximately $14.3 million based on interest rates at December 31, 2010, which are generally indexed to three-month LIBOR. In order to preserve liquidity in the current economic environment, the Parent

Company elected in February 2009 to commence deferring interest payments on all of its outstanding junior subordinated debentures and to cease paying cash dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow the Parent Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009, and regularly scheduled quarterly interest payments aggregating $28.2 million that would otherwise have been paid during the 24 months ended December 31, 2010 were deferred. The Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Parent Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Parent Company may end the deferral by paying all accrued and unpaid interest. The Parent Company anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future. If the Parent Company continues to defer interest on its junior subordinated debentures through the year ended December 31, 2013, it will owe an aggregate of approximately $74.0 million of unpaid interest based on average interest rates as of December 31, 2010. The Company’s financial condition and liquidity could be adversely affected if interest payments were deferred for a prolonged time period.

During each of the years in the two year period ended December 31, 2010, the Parent Company did not receive dividends from BankAtlantic. The ability of BankAtlantic to pay dividends or make other distributions to the Parent Company in subsequent periods is subject to the Office of Thrift Supervision (“OTS”) approval as provided in the Bank Order. It is unlikely that the OTS will approve a dividend from BankAtlantic based on BankAtlantic’s regulatory capital levels. As such, the Parent Company does not expect to receive cash dividends from BankAtlantic for the foreseeable future. The Parent Company may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans and real estate owned. However, the Parent Company may not be able to monetize the loans or real estate owned on acceptable terms, if at all.

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

During June 2010, the Company distributed to each holder of record who owned shares of the Company’s Class A Common Stock and Class B Common Stock on June 14, 2010 non-transferable subscription rights to purchase 0.327 shares of Class A Common Stock for each share of Class A and Class B Common Stock owned on that date. The rights offering was for an aggregate amount of $25 million with a subscription price of $1.50 per share. Shareholders who exercised their basic subscription rights in full were given the opportunity to request to purchase additional shares of the Company’s Class A Common Stock that were not subscribed for in the rights offering. The rights offering was completed on July 20, 2010 with the Company issuing an aggregate of 13,340,379 shares of Class A Common Stock for net proceeds of approximately $20 million, including 10,000,000 shares issued to BFC.

In October 2010, the Company filed a registration statement with the Securities and Exchange Commission registering the offer and sale of up to $125 million of Class A Common Stock through an underwritten public offering. This registration statement has not yet been declared effective and it is uncertain whether the Company will pursue the sale of any of the shares of Class A Common Stock under this registration statement.

During January 2010, the Parent Company commenced cash offers to purchase all of its outstanding trust preferred securities having an aggregate principal amount of approximately $285 million at a purchase price of $200 per $1,000 liquidation amount, or an aggregate of $57 million. During February 2010, the offer to purchase with respect to the approximate $55 million of publicly traded trust preferred securities issued by BBC Capital Trust II expired without any such trust preferred securities being repurchased, while the expiration date for the offers to purchase relating to the remaining $230 million of trust preferred securities was extended. In August 2010, we terminated the offers with respect to the remaining $230 million of trust preferred securities and dismissed a lawsuit filed against one of the trustees which was the holder of a portion of a series of trust preferred securities held in a collateralized debt obligation pool. Upon the termination of the offers, the Company recognized $0.8 million of tender transaction costs included in other expenses in the Company’s statement of operations during the year ended December 31, 2010.

On August 28, 2009, the Company distributed to each record holder of its Class A Common Stock and Class B Common Stock as of August 24, 2009 non-transferable subscription rights to purchase 4.441 shares of its Class A Common Stock for each share of Class A and Class B Common Stock owned on that date. The subscription price was $2.00 per share and the Company completed the rights offering on September 29, 2009 and issued 37,980,936 shares of its Class A Common Stock to exercising shareholders, including 14,943,731 shares issued to BFC. The net proceeds from this rights offering were $75.5 million, net of offering costs. The Company used the net proceeds to contribute $75 million of capital to BankAtlantic.

During the years ended December 31, 2010 and 2009, the Parent Company contributed $28 million and $105 million, respectively, of capital to BankAtlantic.

The Parent Company is generally required to provide BankAtlantic with managerial assistance and capital. Any such financing could be sought through public or private offerings, including a rights offering, in privately negotiated transactions or otherwise. Additionally, we could pursue financings at the Parent Company level or directly at BankAtlantic or both. Any financing involving the issuance of our Class A Common Stock or securities convertible or exercisable for our Class A Common Stock could be highly dilutive for our existing shareholders and any issuance of stock at the BankAtlantic level would dilute the Company’s ownership interest in BankAtlantic. Such financing may not be available to us on favorable terms or at all.

The Parent Company has the following cash and investments that it believes provide a source for potential liquidity based on values at December 31, 2010.

	As of December 31, 2010
(in thousands)	Carrying Value	Gross Unrealized Depreciation	Estimated Fair Value

Cash and cash equivalents	$12,226	-	12,226
Securities available for sale	10	2	8
Private investment securities	1,500	-	1,500

Total	$13,736	2	13,734

The non-performing loans transferred to the wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary. The balance of these loans and real estate owned at December 31, 2010 was $26.6 million. During the year ended December 31, 2010, the Parent Company received net cash flows of $10.2 million from its work-out subsidiary.

BankAtlantic Liquidity and Capital Resources

BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans and securities available for sale; proceeds from securities sold under agreements to repurchase; advances from FHLB; Treasury and Federal Reserve lending programs; interest payments on loans and securities; capital contributions from the Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses. BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic reduced its loan portfolio during 2010 and reinvested the excess cash proceeds in short term investments and interest bearing deposits at other banks in order to improve its liquidity. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit and Treasury and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition, an increase in interest rates or an increase in liquidity needs, may require BankAtlantic to offer higher interest rates to maintain deposits, which may not be successful in generating deposits, and which would increase its cost of funds or reduce its net interest income. BankAtlantic is restricted by the OTS from offering interest rates on its deposits which are significantly higher than market area rates. Additionally, BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. BankAtlantic’s unused lines of credit increased from $760 million as of December 31, 2009 to $843 million as of December 31, 2010 due to lower FHLB advance outstanding balances and increases in available collateral resulting from the purchase of agency and municipal securities partially offset by lower loan balances. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, deterioration in BankAtlantic’s financial condition, litigation or regulatory action may make borrowings unavailable or make terms of the borrowings and deposits less favorable. There is a risk that our cost of funds will increase and that the borrowing capacity from funding sources may decrease.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law permanently raising the maximum standard deposit insurance to $250,000 per depositor, for each ownership category as defined by the FDIC. The Act also provides for full deposit insurance on non-interest bearing deposit accounts until December 31, 2012.

In October 2008, the FDIC adopted a restoration plan that increased the rates depository institutions pay for deposit insurance. Under the restoration plan, the assessment rates were raised by 7 basis points for all depository institutions beginning on January 1, 2009 and the assessment rates were raised again on April 1, 2009 based on the risk rating of each financial institution. Additionally, the FDIC imposed a 5 basis point special assessment as of June 30, 2009 that was paid in September 2009. As a consequence of the increased assessment rates, BankAtlantic’s FDIC insurance premium increased from $2.8 million during the year ended December 31, 2008 to $10.1 million during the year ended December 31, 2010. In September 2009, the FDIC required financial institutions to prepay, in December 2009, their estimated quarterly FDIC insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. During the fourth quarter of 2009, BankAtlantic remitted $31.3 million to the FDIC for prepaid assessments. Included in the Company’s statement of financial condition as of December 31, 2010 and 2009 was $31.3 million and $23.4 million, respectively, of prepaid FDIC deposit assessments.

The FHLB has granted BankAtlantic a line of credit capped at 30% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic utilized its FHLB line of credit to borrow $170 million and to obtain a $222 million letter of credit primarily securing public deposits as of December 31, 2010. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $612 million at December 31, 2010. An additional source of liquidity for BankAtlantic is its securities portfolio. As of December 31, 2010, BankAtlantic had $195 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $2.2 million in funding and at December 31, 2010, BankAtlantic had $1.2 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program under its secondary credit program. The amount that can be borrowed under this program is dependent on the delivery of collateral to the Federal Reserve, and BankAtlantic had unused available borrowings of approximately $35.5 million as of December 31, 2010, with no amounts outstanding under this program at December 31, 2010. We are not permitted to incur day-light overdrafts in our Federal Reserve bank account and accordingly, our intent is to continue to maintain sufficient funds at the Federal Reserve to support intraday activity. The above lines of credit are subject to periodic review and any of the above borrowings may be limited, or may not be available to us at all or additional collateral could be required, in which case BankAtlantic’s liquidity could be materially adversely affected.

BankAtlantic also has various relationships to execute repurchase agreements, which may to a limited extent be utilized as an alternative source of liquidity. At December 31, 2010, BankAtlantic had $21.5 million of securities sold under agreements to repurchase outstanding, representing 0.5% of total assets. Additional repurchase agreement borrowings are subject to available collateral. Additionally, BankAtlantic had total cash on hand or with other financial institutions of $558.8 million at December 31, 2010. BankAtlantic’s ending cash on hand or with other financial institutions was significantly higher than BankAtlantic’s average cash on hand or with other financial institutions during the year ended December 31, 2010 of $360.0 million. The higher balances at year-end reflect the anticipated sale of the Tampa branches and a management decision to maintain higher liquidity at period end.

Brokered deposits have previously served as an additional source of liquidity. Included in deposits at December 31, 2010 was $14.1 million in brokered deposits. BankAtlantic is currently restricted by the OTS from acquiring additional brokered deposits or renewing its existing brokered deposits, and expects the balance of its brokered deposits to decline for the foreseeable future.

BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions and regulatory actions have made it more difficult for us and for financial institutions in general to borrow money. We cannot predict with any degree of certainty how long these adverse market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. Further deterioration in the financial markets may further impact us or result in additional market-wide liquidity problems, and affect our liquidity position. We believe BankAtlantic has improved its liquidity position during the year ended December 31, 2010 by reducing assets, increasing agency guaranteed securities and paying down borrowings.

BankAtlantic’s commitment to originate and purchase loans was $23.3 million and $2.6 million, respectively, at December 31, 2010 compared to $62.6 million of commitments to originate loans at December 31, 2009. BankAtlantic had no commitments to purchase loans at December 31, 2009. At December 31, 2010, total loan commitments represented approximately 0.8% of net loans receivable.

At December 31, 2010, BankAtlantic had mortgage-backed securities of approximately $22.7 million pledged to secure securities sold under agreements to repurchase.

A significant source of our liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of our loan portfolio and securities available for sale at December 31, 2010. The total amount of principal repayments on loans and securities contractually due after December 31, 2011 was $2.8 billion, of which $1.1 billion have fixed interest rates and $1.7 billion have floating or adjustable interest rates. Actual principal repayments may vary from the amounts due at scheduled payment dates where the borrower fails to make all or a portion of the required payments or BankAtlantic agrees to extend the scheduled payment dates and/or modifies the amount due on such dates. The table below represents the amounts due based on the contractual terms of the loans or securities and actual principal repayments may differ from information shown below (in thousands):

	Outstanding at
	December 31,	For the Period Ending December 31, (1)
	2010	2011	2012- 2013	2014- 2018	2019- 2023	2024-2028	>2028

Commercial real estate	$1,112,291	444,144	318,351	201,850	112,638	34,583	725
Residential real estate	1,222,194	18,336	3,797	48,285	147,424	18,723	985,629

Consumer	623,387	4,534	13,580	427,531	170,210	7,532	-
Commercial business	233,241	151,529	19,635	58,022	4,055	-	-

Total loans	$3,191,113	618,543	355,363	735,688	434,327	60,839	986,354

Total securities available for sale (1)	$423,071	180,317	61,873	565	27,299	28,849	124,168

(1)	Does not include $1.3 million of equity securities.

Loan maturities and sensitivity of loans to changes in interest rates for commercial business and real estate construction loans at December 31, 2010 were (in thousands):

	000000000	000000000	000000000
	Commercial	Real Estate
	Business	Construction	Total

One year or less	$169,475	131,979	301,454
Over one year, but less than five years	60,094	11,738	71,832
Over five years	3,673	1,340	5,013

	$233,242	145,057	378,299

Due After One Year:
Pre-determined interest rate	$62,928	10,529	73,457
Floating or adjustable interest rate	839	2,549	3,388

	$63,767	13,078	76,845

BankAtlantic’s geographic loan concentration based on outstanding loan balances at December 31, 2010 was:

Florida	64%
Eastern U.S.A.	19%
Western U.S.A.	14%
Central U.S.A	3%

100%

The loan concentration for loans BankAtlantic originated is primarily in Florida. The concentration in locations other than Florida relates primarily to purchased wholesale residential real estate loans.

At the indicated dates, BankAtlantic’s capital amounts and ratios were (dollars in thousands):

	Actual
	Amount	Ratio
At December 31, 2010:
Total risk-based capital	$334,601	11.72%
Tier 1 risk-based capital	276,362	9.68
Tangible capital	276,362	6.22
Tier 1/Core capital	276,362	6.22

At December 31, 2009:
Total risk-based capital	$422,724	12.56%
Tier 1 risk-based capital	357,660	10.63
Tangible capital	357,660	7.58
Tier 1/Core capital	357,660	7.58

Savings institutions are also subject to the provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”). Regulations implementing the prompt corrective action provisions of FDICIA define specific capital categories based on FDICIA’s defined capital ratios, as discussed more fully in Part I under “Regulation of Federal Savings Banks”.

Pursuant to the February 2011 Bank Order, BankAtlantic is required to attain by June 30, 2011 and maintain a tier 1/core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. BankAtlantic had maintained its regulatory capital ratios at levels that exceed prompt corrective action “well capitalized” requirements during the year ended December 31, 2010. However, based on BankAtlantic’s risk profile, the OTS raised its regulatory capital requirements above the “well capitalized” amounts. The Parent Company and BankAtlantic will seek to meet the higher capital requirements through the anticipated net gain upon consummation of the Tampa branch sale to PNC and through other efforts that may include the issuance of its Class A Common Stock through a public or private offering. Additionally, BankAtlantic may continue to seek to reduce its asset size in order to improve its regulatory capital ratios, although this may make it more difficult to achieve profitability. The Company may not be successful in raising additional capital in subsequent periods and the sale of the Tampa branches may not be consummated in the time frame anticipated, upon the contemplated terms, or at all. The inability to raise capital or otherwise meet regulatory requirements could have a material adverse impact on the Company’s business, results of operations and financial condition.

Consolidated Cash Flows

A summary of our consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008

Net cash provided by (used in):
Operating activities	$117,766	30,949	64,138
Investing activities	336,314	869,633	292,495
Financing activities	(175,119)	(824,742)	(322,250)

Increase in cash and cash equivalents	$278,961	75,840	34,383

The increase in cash flows from operating activities during 2010 compared to 2009 primarily reflects a decline in other assets associated with the $31.7 million net operating loss carryback cash receipts and lower operating expenses during 2010 compared to 2009.

The decrease in cash flows from operating activities during 2009 compared to 2008 was primarily due to an increase in other assets reflecting the $31.3 million prepayment of FDIC insurance assessments and lower non-interest expenses partially offset by a decline in net interest income and non-interest income.

The decrease in cash flows from investing activities during 2010 compared to 2009 primarily resulted from the higher purchases of short-term securities available for sale and tax certificates during 2010 compared to 2009. The decrease in investing activities from securities purchases was partially offset by higher loan repayments and loan sales during 2010 compared to 2009.

The increase in cash flows from investing activities during 2009 compared to 2008 primarily resulted from a decline in interest earning assets as loan and securities repayments exceeded loan originations and securities purchased. Additionally, in order to further reduce assets during 2009, the Company sold securities available for sale. The Company reduced its total assets during 2009 and 2008 in order to improve its liquidity and regulatory capital levels in response to the difficult economic environment.

The increase in cash flows from financing activities during 2010 compared to 2009 primarily resulted form the significant prepayment of FHLB and short term borrowings during 2009. FHLB advance and short term borrowing balances declined from $1,251.5 million at December 31, 2008 to $309.3 million at December 31, 2009 to $192.8 million at December 31, 2010. The above increases in cash flows from financing activities were partially offset by a decline in deposit balances during 2010 compared to an increase in deposit balances during 2009.

The decrease in cash flows from financing activities during 2009 compared to 2008 resulted from the prepayment of FHLB advances and short term borrowings. Funds from the repayment of loans and the sales of securities available for sale were used to repay borrowings. The above declines in financing cash flows were partially offset by proceeds from the issuance of common stock and deposit growth.

Off Balance Sheet Arrangements, Contractual Obligations and Loan Commitments

The table below summarizes the Company’s loan commitments at December 31, 2010 (in thousands):

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years

Lines of credit	$388,712	81,708	-	-	307,004

Standby letters of credit	9,804	9,804	-	-	-
Other commercial commitments	25,855	25,855	-	-	-

Total commercial commitments	$424,371	117,367	-	-	307,004

Lines of credit are primarily revolving lines to home equity and business loan customers. The business loans usually expire in less than one year and the home equity lines generally expire in 15 years.

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $8.3 million at December 31, 2010. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $1.5 million at December 31, 2010. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial real estate liens as collateral for such commitments, similar to other types of borrowings.

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

At December 31, 2010, the Company did not have off balance sheet arrangements that would have a material effect on the Company’s consolidated financial statements.

The table below summarizes the Company’s contractual obligations at December 31, 2010 (in thousands):

	Payments Due by Period (2)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Time deposits	$660,134	516,920	122,227	20,984	3

Long-term debt	344,385	-	46,537	3,653	294,195

Advances from FHLB (1)	170,000	170,000	-	-	-
Operating lease obligations held for sublease	35,411	1,541	3,063	3,163	27,644
Operating Tampa lease obligations	27,411	1,727	3,195	2,968	19,521
Operating lease obligations held for use	32,943	5,388	8,841	4,973	13,741

Pension obligation	18,443	1,496	3,155	3,545	10,247

Other obligations	14,006	2,806	6,400	4,800	-

Total contractual cash obligations	$1,302,733	699,878	193,418	44,086	365,351

(1)	Payments due by period are based on contractual maturities
(2)	The above table excludes interest payments on interest bearing liabilities

Long-term debt primarily consists of the junior subordinated debentures issued by the Parent Company as well as BankAtlantic’s subordinated debentures.

Operating lease obligations held for sublease represent minimum future lease payments on executed leases that the Company intends to sublease or terminate. These lease agreements were primarily initiated in connection with BankAtlantic’s branch expansion program.

Operating Tampa lease obligations represent minimum future lease payments associated with our Tampa branches. BankAtlantic expects to assign these leases to PNC upon consummation of the agreement to sell the Tampa branches.

Operating lease obligations held for use represent minimum future lease payments in which the Company is the lessee for real estate and equipment leases.

The pension obligation represents the accumulated benefit obligation of the Company’s defined benefit plan at December 31, 2010. The payments represent the estimated benefit payments through 2020, the majority of which are anticipated to be funded through plan assets. The table does not include estimated benefit payments after 2021. The actuarial present value of the projected accumulated benefit obligation was $34.0 million at December 31, 2010. The plan was underfunded by $9.7 million as of December 31, 2010. The Company is required to fund plan deficits over a seven year period which would include a contribution of $0.5 million to the pension plan for the year ended December 31, 2010. The Company’s future cash contribution may increase or decrease depending on the performance of the plan assets and the increase or decrease of the projected benefit obligation in subsequent periods.

Pursuant to the Ryan Beck sale agreement, the Parent Company agreed to indemnify Stifel and its affiliates against any claims of any third party losses attributable to disclosed or undisclosed liabilities that arose out of the conduct or activities of Ryan Beck prior to the Stifel acquisition of Ryan Beck. The indemnification of the third party losses is limited to those losses which individually exceed $100,000, and in the aggregate exceed $3 million with a $20 million limitation on the indemnity. The indemnified losses include federal taxes and litigation claims. The indemnification period for claims asserted ended on August 31, 2009. Included in the Company’s consolidated statement of operations in discontinued operations during each of the years in the two years ended December 31, 2010 was $0.5 million in indemnification costs.

BankAtlantic has terminated various operating leases originally executed for store expansion or back-office facilities. In certain lease terminations the landlord consents to the assignment of the lease to a third party; however, BankAtlantic remains secondarily liable for the lease obligation. As of December 31, 2010, BankAtlantic was secondarily liable for $9.4 million of lease payments under leases that were assigned to third parties. BankAtlantic uses the same credit policies in assigning these leases to third parties as it does in originating loans.

Other obligations are primarily legally binding agreements with vendors for advertising, marketing and sponsorship services as well as unrecognized tax benefits.

The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of December 31, 2010 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims. (Refer to note 21, Commitments and Contingencies, for disclosure on range of reasonably possible losses estimated for legal claims).

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

Allowance for loan losses

The allowance for loan losses is maintained at an amount that we believe to be a reasonable estimate of probable losses inherent in our loan portfolio. We have developed policies and procedures for evaluating our allowance for loan losses which considers all information available to us. However, we rely on estimates and judgments regarding issues where the outcome is unknown. As a consequence, if circumstances differ from our estimates and judgments, the allowance for loan losses may decrease or increase significantly and the amount of losses actually realized in our loan portfolio could be significantly higher or lower.

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

The second component of the allowance for loan losses requires us to group loans that have similar credit risk characteristics so as to form a basis for estimating probable losses inherent in the group of loans based on historical loss percentages and delinquency trends as it relates to the group. Management assigns a quantitative allowance to these groups of loans by utilizing historical loss experiences. Management uses its judgment to determine the length of the time used in the historical loss experience. During the year ended December 31, 2008, management used a 2 year loss experience to calculate the loss experience. However, due to the rapid decline in economic conditions and real estate values, during 2009, management shortened its historical loss experience by portfolio to between six months and one year, in order to reflect the current heightened loss experience in the quantitative allowance. The shortened historical loss experience assumption remained throughout 2010. The historical loss period is selected based on management’s judgment and a change in this loss period may result in material changes to the quantitative loss allowance. Management also assigns a qualitative allowance to these groups of loans in order to adjust the historical data, if necessary, for qualitative factors that exist currently that were not present in the historical data. These qualitative factors include delinquency trends, actual loan classification migration trends, economic and business conditions, concentration of credit risk, loan-to-value ratios, non-performing loan trends and external factors. In deriving the qualitative allowance, management uses significant judgment to qualitatively adjust the historical loss experiences for current trends that existed at period end that were not reflected in the calculated historical loss ratios and to adjust the allowance for the changes in the current economic climate compared to the economic environment that existed historically. A subsequent change in data trends or the external environment may result in material changes in this component of the allowance from period to period.

Management believes that the allowance for loan losses reflects a reasonable estimate of incurred credit losses as of the statement of financial condition date. As of December 31, 2010, our allowance for loan losses was $162.1 million. See “Provision for Loan Losses” for a discussion of the amounts of our allowance assigned to each loan product. The estimated allowance, which was derived from the above methodology, may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas in which we hold loans, especially in Florida. These factors are beyond management’s control. Accordingly, we may incur credit losses in excess of the amounts estimated by our allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments and information available to them at the time of their examination and such judgments may differ from management’s judgment.

We analyze our loan portfolio quarterly by monitoring the loan mix, credit quality, loan-to-value ratios, concentration by geographical area, vintage, historical trends and economic conditions. As a consequence, our allowance for loan losses estimates will change from period to period. During the three year period ended December 31, 2006, real estate markets experienced significant price increases accompanied by an abundance of available mortgage financing. Additionally, based on historical loss experience during that time, our credit policies focused our loan production on collateral based loans and the discontinuation of certain loan products. These factors, other internal metrics and external market factors favorably impacted our provision for loan losses and allowance for loan losses during the year ended December 31, 2006. Conversely, during the four years ended December 31, 2010, the real estate market (and particularly the residential real estate market) and general economic conditions, both nationally and in Florida, rapidly deteriorated with significant reductions in market prices and volume of residential real estate sold, plummeting collateral values, dramatic increases in unemployment and severe tightening of credit availability to borrowers. The impact of these rapidly deteriorating real estate market conditions and adverse economic conditions on our loan portfolios resulted in a significant increase in our ratio of allowance for loan losses to total loans from 0.94% at December 31, 2006 to 5.08% at December 31, 2010. We believe that our performance in subsequent periods will be highly sensitive to changes in the Florida real estate market as well as the length of the current downturn in real estate valuation, availability of mortgage financing and the severity of unemployment in Florida and nationally. If the current negative real estate and economic conditions continue or deteriorate further, we are likely to experience significantly increased credit losses.

Valuation of investment securities

We record our securities available for sale and derivative instruments in our statement of financial condition at fair value. We also disclose fair value estimates in our statement of financial condition for investment securities at cost. We generally use market and income approach valuation techniques and a fair value hierarchy to prioritize the inputs used in valuation techniques. Our policy is to use quoted market prices (Level 1 inputs) when available. However, quoted market prices are not available for our mortgage-backed securities, REMIC’s, other securities and certain equity securities, requiring us to use Level 2 and Level 3 inputs. The classification of assumptions as Level 2 or Level 3 inputs is based on judgment, and the classification of the inputs could change based on the availability of observable market data.

We subscribe to a third-party service to assist us in determining the fair value of our mortgage-backed securities and real estate mortgage conduits. The estimated fair value of these securities at December 31, 2010 was $241.0 million. We use matrix pricing to value these securities as identical securities are not traded on active markets. Matrix pricing computes the fair value of mortgage-backed securities and real estate mortgage conduits based on the coupon rate, maturity date and estimates of future repayment rates obtained from trades of securities with similar characteristics and from market data obtained from brokers. We consider the above inputs Level 2. Upon the sale of securities, we back-test the values obtained from matrix pricing for reasonableness. The valuations obtained from matrix pricing are not actual transactions and may not reflect the actual amount that would be realized upon sale. While the interest rate and prepayment assumptions used in matrix pricing are representative of assumptions that we believe market participants would use in valuing these securities, different assumptions may result in significantly different results. Additionally, current observable data may not be available in subsequent periods which would cause us to utilize Level 3 inputs to value these securities. The mortgage-backed and REMIC securities that we own are government agency guaranteed with minimal credit risk. These securities are of high credit quality and we believe could be liquidated in the near future; however, the price obtained upon sale could be higher or lower than the fair value obtained through matrix pricing. In light of the current volatility and uncertainty in credit markets, it is difficult to estimate with accuracy the price that we could obtain for these securities and the time that it could take to sell them in an orderly transaction.

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

We perform an evaluation on a quarterly basis to determine if any of our securities are other-than-temporarily impaired. In making this determination, we consider the extent and duration of the impairment, the nature and financial condition of the issuer, and our ability and intent to hold securities for a period sufficient to allow for any anticipated recovery in market value. If an equity security is determined to be other-than-temporarily impaired, we record an impairment loss as a charge to income for the period in which the impairment loss is determined to exist, resulting in a reduction to our earnings for that period. If a debt security is determined to be other-than-temporarily impaired, we record an impairment loss as a charge to income if we intend to sell the securities before they recover or if we do not expect to recover the securities historical cost due to credit loss. Management exercises significant judgment in estimating the amount of credit losses in securities impairments which is generally based on the present value of expected cash flows. The Company did not recognize an other-than-temporary impairment on debt securities during the year ended December 31, 2010. The Company recognized $1.6 million impairment on equity securities available for sale during the year ended December 31, 2009. As of December 31, 2010, the Company had

$105.6 million of impaired securities with an unrealized loss of $48,000. However, in light of the current market uncertainties, and the challenging economic and credit market conditions, future events may cause us to have additional impaired securities in the foreseeable future.

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

While management believes the sources utilized to arrive at the fair value estimates are reliable, different sources or methods could have yielded different fair value estimates. These fair value estimates require a significant amount of judgment. If the fair value of a reporting unit is below the carrying amount, a second step of the goodwill impairment test is performed. This second step requires us to fair value all assets (recognized and unrecognized) and liabilities in a manner similar to a business combination purchase price allocation. Since there is no active market for many of the Company’s assets, management derives the fair value of the majority of these assets using net present value models. As a consequence, management estimates rely on assumptions and judgments regarding issues where the outcome is unknown and as a result, actual results or values may differ significantly from these estimates. Additionally, declines in the market capitalization of the Company’s common stock affect the aggregate fair value of the reporting units. Changes in management’s valuation of its reporting units and the underlying assets, as well as declines in the Company’s market capitalization, may affect future earnings through the recognition of additional goodwill impairment charges.

During the years ended December 31, 2009 and 2008, we recognized goodwill impairment charges of $9.1 million and $48.3 million, respectively. As of December 31, 2010 our remaining goodwill was $13.1 million.

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

During the year ended December 31, 2010, we recognized impairment on real estate held for sale, operating lease contracts executed for branch expansion and real estate owned of $2.6 million, $3.6 million and $6.8 million, respectively. We generally utilize broker price opinions and third party appraisals to assist us in determining the fair value of real estate held for sale, operating lease contracts and real estate owned. The appraisers or brokers use professional judgment in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date when current appraisals are not available. The assumptions used to calculate the fair values are generally Level 3 inputs and are highly subjective and extremely sensitive to changes in market conditions. The amount ultimately realized upon the sale of these properties or the termination of operating leases may be significantly different than the recorded amounts. The assumptions used are representative of assumptions that we believe market participants would use in fair valuing these assets or lease contracts, but different assumptions may result in significantly different results. We validate our assumptions by comparing completed transactions with our prior period fair value estimates and we may check our assumptions against multiple valuation sources. The outstanding balance of real estate owned and real estate held for sale was $74.5 million and $5.4 million, respectively, as of December 31, 2010. The minimum lease payments of the Company’s operating lease contracts executed for branch expansion were $27.4 million at December 31, 2010. Future events, including declines in real estate values, may cause us to have additional impairments of long-lived assets or operating leases in the foreseeable future.

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

Based on our evaluation as of December 31, 2010, 2009 and 2008, a net deferred tax asset valuation allowance was established for the entire amount of the Company’s net deferred tax assets as the realization of these assets did not meet the more-likely-than-not criteria of the Accounting Standards Codification (“ASC”). During the fourth quarter of 2008, market conditions in the financial services industry significantly deteriorated with the bankruptcies and government bail-outs of large financial services entities. This market turmoil led to a tightening of credit, lack of consumer confidence, increased market volatility and widespread reduction in business activity. These economic conditions as well as the continued deterioration in real estate markets, especially in Florida, adversely effected BankAtlantic’s profitable lines of business. As a consequence of the worsening economic conditions during the fourth quarter of 2008, it appeared more-likely-than-not that the Company would not realize its deferred tax assets resulting in a deferred tax asset valuation allowance for the entire amount of the Company’s net deferred tax assets. During the years ended December 31, 2010 and 2009, the Company recognized significant losses and the economic conditions did not improve, resulting in the Company maintaining its deferred tax valuation allowance for the entire amount of its deferred tax asset. However, significant judgment is required in evaluating the positive and negative evidence for the establishment of the deferred tax asset valuation allowance, and if future events differ from expectations or if there are changes in the tax laws, a substantial portion or the entire deferred tax asset benefit of $196.5 million as of December 31, 2010 may be realized in the future. The Company’s net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income. However, our net operating loss carryforward may be limited upon the issuance of capital stock that is highly dilutive to our existing shareholders. In November 2009, net operating loss tax laws were changed, and the Company recognized a benefit of $31.7 million associated with the Company’s 2009 taxable loss. The Company received the cash proceeds from the net operating loss carryback during the year ended December 31, 2010.

Dividends

In February 2009, the Parent Company elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. During the deferral period, the Parent Company is not permitted to pay dividends to its common shareholders. The Parent Company can end the TruPs deferral period by paying all accrued and unpaid interest; however, the Parent Company currently expects to continue to defer interest for the foreseeable future. Further, the availability of funds for dividend payments generally depends upon BankAtlantic’s ability to pay cash dividends to the Parent Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution’s regulatory capital levels, retained net income and net income. Additionally, pursuant to the Orders, neither the Parent Company nor BankAtlantic are permitted to pay dividends without the prior written non-objection of the OTS Regional Director. The Parent Company does not expect to receive cash dividends from BankAtlantic during 2011, or for the foreseeable future.

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

Consolidated Interest Rate Risk

The amount of BankAtlantic’s interest earning assets and interest-bearing liabilities expected to re-price, prepay or mature in each of the indicated periods was as follows (in thousands):

	0000000000	0000000000	0000000000	0000000000	0000000000
	BankAtlantic Re-pricing Gap Table
	As of December 31, 2010
	1 Year or Less	3 Years or Less	5 Years or Less	More Than 5 Years	Total
Interest earning assets:
Loans:
Residential loans (1)

Fixed rate	$111,266	75,170	44,668	176,672	407,776
Hybrids ARM less than 5 years	11,358	6,262	243	108	17,971
Hybrids ARM more than 5 years	364,823	235,574	130,028	68,833	799,258

Commercial loans	789,029	159,673	67,379	27,518	1,043,599

Small business loans	153,964	94,869	34,620	22,381	305,834

Consumer	605,346	5,060	3,099	8,812	622,317

Total loans	2,035,786	576,608	280,037	304,324	3,196,755

Investment securities
Mortgage backed securities	45,331	41,248	20,027	64,647	171,253
Other investment securities	329,457	1,734	-	9,807	340,998

Tax certificates	89,789	-	-	-	89,789

Total investment securities	464,577	42,982	20,027	74,454	602,040

Total interest earning assets	2,500,363	619,590	300,064	378,778	3,798,795

Total non-earning assets	669,718	-	-	655	670,373

Total assets	$3,170,081	619,590	300,064	379,433	4,469,168

Total interest bearing liabilities	$3,100,738	119,437	19,182	2,310	3,241,667
Non-interest bearing liabilities	158,353	234,742	153,591	680,816	1,227,502

Total non-interest bearing liabilities and equity	$3,259,091	354,179	172,773	683,126	4,469,169

GAP (repricing difference)	$(600,374)	500,154	280,883	376,469

Cumulative GAP	$(600,374)	(100,220)	180,663	557,132
Repricing Percentage	-13.43%	11.19%	6.28%	8.42%

Cumulative Percentage	-13.43%	-2.24%	4.04%	12.47%

(1) Hybrid adjustable rate mortgages (ARM) earn fixed rates for designated periods and adjust annually thereafter based on the one year U.S. Treasury note rate.

BankAtlantic’s residential loan portfolio includes interest-only loans. These loans are scheduled to re-price as follows (in thousands):

Year Ending December 31,	Amount (1)
2011	$52,146
2012	48,257
2013	96,267
2014	38,655
2015	123,507
Thereafter	191,414

Total interest only loans	$550,246

(1)	The above table assumes no prepayments.

The majority of BankAtlantic’s assets and liabilities are monetary in nature, subjecting us to significant interest rate risk because our assets and liabilities re-price at different times, market interest rates change differently among each rate indices and certain interest earning assets, primarily residential loans, may be prepaid before maturity as interest rates change.

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

The model calculates the change in net interest income by:

i.	Calculating interest income and interest expense from existing assets and liabilities using current re-pricing, prepayment and volume assumptions,
ii.	Estimating the change in expected net interest income based on instantaneous and parallel shifts in the yield curve to determine the effect on net interest income; and
iii.	Calculating the percentage change in net interest income calculated in (i) and (ii).

Management has made estimates of cash flow, prepayment, re-pricing and volume assumptions that it believes to be reasonable. Actual results will differ from the simulated results due to changes in interest rates that differ from the assumptions in the simulation model.

Certain assumptions by the Company in assessing the interest rate risk during 2010 were utilized in preparing the following table. These assumptions related to:

• Interest rates • Loan prepayment rates • Deposit decay rates • Re-pricing of certain borrowings • Reinvestment in earning assets.

The prepayment assumptions used in the model are:

• Fixed rate mortgages	30%
• Fixed rate securities	26%
• Tax certificates	70%
• Adjustable rate mortgages	16%
• Adjustable rate securities	25%

Deposit runoff assumptions used in the model are as follows:

	Within 1 Year	1-3 Years	3-5 Years	Over 5 Years
Money fund savings accounts decay rates	17%	17%	16%	14%
NOW and savings accounts decay rates	37%	32%	17%	17%

Presented below is an analysis of the BankAtlantic estimated net interest income over a twelve month period calculated utilizing the Company’s model (dollars are in thousands):

	0000000000	0000000000
As of December 31, 2010
Changes in Rate	Net Interest Income	Percent Change
+200 bp	$155,248	7.18%
+100 bp	149,079	2.92%
0	144,845	-
-100 bp	139,818	-3.47%
-200 bp	136,919	-5.47%

As of December 31, 2009
Changes in Rate	Net Interest Income	Percent Change
+200 bp	$166,800	1.93%
+100 bp	164,645	0.62%
0	163,634	-
-100 bp	164,519	0.54%
-200 bp	162,552	-0.66%

The Parent Company has $322.4 million of outstanding junior subordinated debentures at December 31, 2010 of which $254.8 million bear interest at variable interest rates and adjust quarterly and $67.5 million bear interest at an 8.5% fixed rate. As of December 31, 2010, $290.1 million of the junior subordinated debentures are callable and $32.3 million become callable in 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(This page is intentionally left blank)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2010, of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in its report which appears herein.

/s/ Alan B. Levan

Alan B. Levan

Chairman, and

Chief Executive Officer

/s/ Valerie C. Toalson

Valerie C. Toalson

Executive Vice President

Chief Financial Officer

March 31, 2011

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

  BankAtlantic Bancorp, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, consolidated statements of total equity and comprehensive loss, and consolidated statements of cash flows present fairly, in all material respects, the financial position of BankAtlantic Bancorp, Inc. and its subsidiaries (the "Company") at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Miami, Florida

March 31, 2011

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(In thousands, except share data)	2010	2009

ASSETS
Cash and due from banks (See Notes 3,21)	$97,930	108,445
Interest bearing deposits in other banks	455,538	126,352
Securities available for sale, at fair value (See Notes 3,16)	424,391	320,327
Investment securities, at cost or amortized cost (approximate fair value: $1,500 and $1,500) (See Note 4)	1,500	1,500
Tax certificates, net of allowance of $8,811 and $6,781 (See Note 5)	89,789	110,991
Federal Home Loan Bank stock, at cost which approximates fair value (See Notes 15 and 21)	43,557	48,751
Loans held for sale (See Note 6)	29,765	4,547
Loans receivable, net of allowance for loan losses of $162,139 and $187,218 (See Notes 6,15)	3,018,179	3,689,779
Accrued interest receivable (See Note 7)	22,010	32,279
Real estate held for development and sale (See Note 8)	5,436	13,694
Real estate owned and other repossessed assets (See Note 6)	74,488	46,477
Investments in unconsolidated subsidiaries (See Note 9)	10,361	12,563
Office properties and equipment, net (See Note 10)	151,414	201,686
Assets held for sale (See Note 11)	37,334	-
Goodwill (See Note 12)	13,081	13,081
Prepaid FDIC deposit insurance assessment	22,008	31,250
Other assets (See Notes 13,18,21)	12,652	53,895

Total assets	$4,509,433	4,815,617

LIABILITIES AND EQUITY
Liabilities:
Deposits
Interest bearing deposits	$2,759,608	3,142,100
Non-interest bearing deposits	792,260	827,580
Deposits held for sale	341,146	-

Total deposits (See Note 14)	3,893,014	3,969,680

Advances from FHLB (See Notes 14, 15)	170,000	282,012
Securities sold under agreements to repurchase (See Note 16)	21,524	24,468
Other short-term borrowings (See Note 17)	1,240	2,803
Subordinated debentures and bonds payable (See Note 18)	22,000	22,697
Junior subordinated debentures (See Note 18)	322,385	308,334
Liabilities held for sale (See Note 11)	87	-
Other liabilities (See Notes 18, 19)	64,440	64,052

Total liabilities	4,494,690	4,674,046

Commitments and contingencies (See Notes 21,22)
Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $.01 par value, authorized 125,000,000 shares; issued and outstanding 61,595,321 and 48,245,042 shares	616	483
Class B common stock, $.01 par value, authorized 9,000,000 shares; issued and outstanding 975,225 and 975,225 shares	10	10
Additional paid-in capital	317,362	296,438
Accumulated deficit	(297,615)	(153,434)

Total equity before other comprehensive loss	20,373	143,497
Accumulated other comprehensive loss	(6,088)	(1,926)

Total BankAtlantic Bancorp equity	14,285	141,571
Non-controlling interest	458	-

Total equity	14,743	141,571

Total liabilities and equity	$4,509,433	4,815,617

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)	For the Years Ended December 31,
Interest income:	2010	2009	2008
Interest and fees on loans	$155,994	185,509	247,222
Interest and dividends on taxable securities	12,552	24,062	45,127
Interest on tax exempt securities	511	-	14
Interest on tax certificates	7,251	14,022	22,153

Total interest income	176,308	223,593	314,516

Interest expense:
Interest on deposits (See Note 14)	22,511	41,884	64,263
Interest on advances from FHLB	1,209	16,523	50,942
Interest on securities sold under agreements to repurchase and short-term borrowings	30	209	2,485
Interest on subordinated debentures, bonds and junior subordinated debentures	15,796	16,615	22,995

Total interest expense	39,546	75,231	140,685

Net interest income	136,762	148,362	173,831
Provision for loan losses (See Note 6)	144,361	232,658	159,801

Net interest income (expense) after provision for loan losses	(7,599)	(84,296)	14,030

Non-interest income:
Service charges on deposits	59,844	75,739	93,905
Other service charges and fees	30,140	29,542	28,959
Securities activities, net (See Note 3)	2,864	11,180	2,039
Income from unconsolidated subsidiaries (See Note 9)	1,054	966	2,109
Other	13,111	12,394	10,552

Total non-interest income	107,013	129,821	137,564

Non-interest expense:
Employee compensation and benefits (See Notes 19,20,22)	93,950	108,245	128,897
Occupancy and equipment (See Notes 10, 21)	53,589	58,576	64,782
Advertising and promotion	8,598	8,646	16,335
Check losses	2,421	4,188	8,767
Professional fees	20,438	14,629	12,761
Supplies and postage	3,954	4,173	4,662
Telecommunication	2,533	2,481	4,452
Loss on sale of real estate held for development and sale (See Note 8)	1,228	-	92
Impairment of real estate held for development and sale (See Note 8)	-	3,871	1,169
Cost associated with debt redemption (See Note 15)	60	7,463	1,238
Provision for tax certificates (See Note 5)	4,552	3,388	7,286
Lease termination costs	3,601	2,156	199
Employee termination costs	3,971	2,024	2,171
Impairment of assets held for sale (See Note 11)	4,469	-	-
Impairment of goodwill (See Note 12)	-	9,124	48,284
Impairment of real estate held for sale	2,604	1,158	4,758
Impairment of real estate owned (See Note 6)	6,830	4,124	1,465
FDIC special assessment (See Note 21)	-	2,428	-
FDIC deposit insurance assessment	10,148	8,562	2,793
Other	21,352	21,528	28,238

Total non-interest expense	244,298	266,764	338,349

Loss from continuing operations before income taxes	(144,884)	(221,239)	(186,755)
(Benefit) provision for income taxes (See Note 13)	(2,134)	(31,719)	32,489

Loss from continuing operations	(142,750)	(189,520)	(219,244)
Discontinued operations	(500)	3,701	16,605

Net loss	(143,250)	(185,819)	(202,639)
Less: net income attributable to non-controlling interest	(931)	-	-

Net loss attributable BankAtlantic Bancorp, Inc.	$(144,181)	(185,819)	(202,639)

(CONTINUED)

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008
Basic loss per share (See Note 25)
Continuing operations	$(2.57)	$(7.99)	$(14.47)
Discontinued operations	(0.01)	0.16	1.10

Basic loss per share	$(2.58)	$(7.83)	$(13.37)

Diluted loss per share (See Note 25)
Continuing operations	$(2.57)	$(7.99)	$(14.47)
Discontinued operations	(0.01)	0.16	1.10

Diluted loss per share	$(2.58)	$(7.83)	$(13.37)

Cash dividends per Class A share	$-	$0.025	$0.075

Cash dividends per Class B share	$-	$0.025	$0.075

Basic weighted average number of common shares outstanding	55,834,756	23,717,726	15,156,708

Diluted weighted average number of common and common equivalent shares outstanding	55,834,756	23,717,726	15,156,708

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY AND COMPREHENSIVE LOSS

For Each of the Years in the Three Year Period Ended December 31, 2010

(In thousands)	Comprehensive Loss	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE, DECEMBER 31, 2007		$113	217,140	236,150	5,918	459,321
Net loss	$(202,639)	-	-	(202,639)	-	(202,639)

Net change from defined benefit plan (less income tax expense of $2,112)	(16,023)
Unrealized gain on securities available for sale (less income tax benefit of $5,417)	1,569
Reclassification adjustments:
Realized net periodic pension income (less income tax expense of $0)	248
Realized loss on securities available for sale (less income tax expense of $0)	502

Other comprehensive loss	(13,704)				(13,704)	(13,704)

Comprehensive loss	$(216,343)

Dividends on Class A common stock		-	-	(770)	-	(770)
Dividends on Class B common stock		-	-	(74)	-	(74)
Issuance of Class A common stock upon exercise of stock options		-	103	-	-	103
Tax effect relating to share-based compensation		-	(42)	-	-	(42)
Share-based compensation expense		-	1,773	-	-	1,773

BALANCE, DECEMBER 31, 2008		$113	218,974	32,667	(7,786)	243,968

(CONTINUED)

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY AND COMPREHENSIVE LOSS

For Each of the Years in the Three Year Period Ended December 31, 2010

(In thousands)	Comprehensive Loss		Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE, DECEMBER 31, 2008	$		113	218,974	32,667	(7,786)	243,968
Net loss		(185,819)	-	-	(185,819)	-	(185,819)

Net change from defined benefit plan (less income tax expense of $0)		7,765
Unrealized gain on securities available for sale (less income tax expense of $0)		9,798
Reclassification adjustments:
Realized net periodic pension cost (less income tax expense of $0)		(2,005)
Realized gains on securities available for sale (less income tax expense of $0)		(9,698)

Other comprehensive income		5,860				5,860	5,860

Comprehensive loss		$(179,959)

Dividends on Class A common stock			-	-	(257)	-	(257)
Dividends on Class B common stock			-	-	(25)	-	(25)
Issuance of Class A common stock			380	75,071	-	-	75,451
Share-based compensation expense			-	2,393	-	-	2,393

BALANCE, DECEMBER 31, 2009			$493	296,438	(153,434)	(1,926)	141,571

(CONTINUED)

See Notes to Consolidated Financial Statements

BankAtlantic Bancorp, Inc.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY AND COMPREHENSIVE LOSS

For Each of the Years in the Three Year Period Ended December 31, 2010

(In thousands)	Comprehensive Loss		Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	BankAtlantic Bancorp Equity	Non- Controlling Interest	Total Equity

BALANCE, DECEMBER 31, 2009	$		493	296,438	(153,434)	(1,926)	141,571	-	141,571
Net loss		(144,181)	-	-	(144,181)	-	(144,181)	931	(143,250)

Net change from defined benefit plan (less income tax expense of $2,222)		(567)
Unrealized gain on securities available for sale (less income tax expense of $39)		901
Reclassification adjustments:
Realized net periodic pension cost (less income tax benefit of $0)		(1,356)
Realized gains on securities available for sale (less income tax expense of $0)		(3,140)

Other comprehensive loss		(4,162)				(4,162)	(4,162)	-	(4,162)

Comprehensive loss		$(148,343)

Cumulative effect of change in accounting principle								307	307
Non-controlling interest distributions								(780)	(780)
Issuance of Class A common stock			133	19,468	-	-	19,601		19,601
Share-based compensation expense			-	1,456	-	-	1,456		1,456

BALANCE, DECEMBER 31, 2010			$626	317,362	(297,615)	(6,088)	14,285	458	14,743

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2010	2009	2008
Operating activities:
Net loss	$(143,250)	(185,819)	(202,639)
Adjustment to reconcile net loss to net cash provided by operating activities:
Provision and valuation allowances, net (1)	155,743	240,169	168,552
Impairment of goodwill	-	9,124	48,284
Restructuring charges, impairments and exit activities	14,645	9,209	8,564
Depreciation, amortization and accretion, net	19,047	20,464	21,019
Share-based compensation expense	1,456	2,393	1,773
Securities activities, net	(2,864)	(11,180)	(2,039)
Net losses (gains) on sales of real estate owned, real estate and loans held for sale and office properties and equipment	1,352	(515)	72
Stifel stock received as earn-out consideration pursuant to the Ryan Beck sales agreement	-	(8,589)	(11,309)
Deferred income tax (benefit) provision	(2,261)	-	35,370
Deferred interest on junior subordinated debentures	14,051	14,139	-
Net costs associated with debt redemption	60	7,463	1,238
Originations of loans held for sale, net	(49,593)	(74,764)	(59,323)
Proceeds from sales of loans held for sale	52,678	74,325	53,564
Equity earnings in unconsolidated subsidiaries	(1,054)	(589)	-
Decrease in real estate held for development and sale	5,206	-	11,382
Decrease in accrued interest receivable	10,269	9,538	4,454
Decrease (increase) in other assets	48,737	(57,350)	4,675
Decrease in other liabilities	(6,456)	(17,069)	(19,499)

Net cash provided by operating activities	117,766	30,949	64,138

(CONTINUED)

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2010	2009	2008
Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	118,471	164,082	349,397
Investment in time deposits in banks	(45,560)	-	-
Purchase of investment securities and tax certificates	(102,118)	(65,708)	(368,383)
Purchase of securities available for sale	(308,195)	(50,947)	(254,263)
Proceeds from sales of securities available for sale	58,846	303,825	375,900
Proceeds from maturities of securities available for sale	144,834	146,543	145,610
Purchases of FHLB stock	-	(2,295)	(47,655)
Redemption of FHLB stock	5,194	8,151	67,051
Investments in unconsolidated subsidiaries	-	(1,422)	-
Distributions from unconsolidated subsidiaries	-	-	2,531
Net repayments (purchases and originations) of loans	382,759	351,811	23,285
Proceeds from the sale of loans receivable	59,697	14,483	10,100
Improvements to real estate owned and held for development	(970)	(1,373)	(19)
Proceeds from sales of real estate owned	26,924	6,073	3,810
Proceeds from the sale of property and equipment	426	141	1,105
Purchases of office property and equipment, net	(3,994)	(3,731)	(11,483)
Net cash outflow from sale of central Florida stores	-	-	(4,491)

Net cash provided by investing activities	336,314	869,633	292,495

Financing activities:
Net (decrease) increase in deposits	(76,666)	49,884	(3,482)
Prepayments of FHLB advances	(2,061)	(1,159,463)	(694,363)
Net (repayments) proceeds of FHLB advances	(110,000)	467,000	262,808
Net decrease in securities sold under agreements to repurchase	(2,944)	(21,616)	(12,181)
Net (decrease) increase in other short term borrowings	(1,563)	(235,536)	129,364
Prepayments of bonds payable	(661)	-	(2,751)
Repayment of notes and bonds payable	(45)	(180)	(904)
Proceeds from issuance of Class A common stock	19,601	75,451	103
Noncontrolling interest distributions	(780)	-	-
Common stock dividends	-	(282)	(844)

Net cash used in financing activities	(175,119)	(824,742)	(322,250)

Increase in cash and cash equivalents	278,961	75,840	34,383
Cash and cash equivalents at the beginning of period	234,797	158,957	124,574
Cash and cash equivalents held for sale	(5,850)	-	-

Cash and cash equivalents at end of period	$507,908	234,797	158,957

(CONTINUED)

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2010	2009	2008
Cash paid (received) for:
Interest on borrowings and deposits	$25,508	66,973	142,067
Income taxes refunded	(31,692)	(2,812)	(14,389)
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to REO	61,276	35,914	7,208
Office properties and equipment transferred to real estate held for development and sale	2,842	-	-
Real estate held for development and sale transferred to Office properties and equipment	1,239	-	-
Transfers to assets held for sale:
Cash	5,850	-	-
Office properties and equipment	31,484	-	-
Change in accumulated other comprehensive loss	(4,162)	5,860	(13,704)
Change in deferred taxes on other comprehensive loss	2,261	-	(3,304)
Securities sold pending settlement	-	2,018	-
Change in assets and liabilities as of January 1, 2010 upon the consolidation of a factoring joint venture:
Increase in loans receivable	(3,214)	-	-
Decrease in investment in unconsolidated subsidiaries	3,256	-	-
Increase in other assets	(367)	-	-
Increase in other liabilities	18	-	-
Increase in non-controlling interest	307	-	-

(1)	Represents provision for loan losses, REO and tax certificates.

See Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation – BankAtlantic Bancorp, Inc. and its subsidiaries may also be referred to as “the Company”, “we”, “us,” or “our” in the notes to consolidated financial statements. BankAtlantic Bancorp, Inc. (the “Parent Company”) is a unitary savings bank holding company organized under the laws of the State of Florida in 1994. The Parent Company's principal asset is its investment in BankAtlantic and its subsidiaries (BankAtlantic”). On February 28, 2007, the Parent Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. Discontinued operations in the Consolidated Statements of Operations during the year ended December 31, 2010 consisted of liabilities recognized for indemnification obligations under the acquisition agreement. Discontinued operations for the years ended December 31, 2009 and 2008 represent earn-out consideration received in accordance with the terms of the acquisition agreement net of indemnification obligations.

BankAtlantic was founded in 1952 and is a federally-chartered, federally-insured savings bank headquartered in Fort Lauderdale, Florida. At December 31, 2010, BankAtlantic operated through a broad network of branches located in Florida. BankAtlantic is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services. In August 2010, BankAtlantic decided to focus on its core markets in South Florida and began seeking a buyer for its Tampa operations. In January 2011, BankAtlantic entered into an agreement to sell 19 branches and 2 related facilities in the Tampa – St. Petersburg area and the associated deposits to an unrelated financial institution. The branches in the Tampa – St. Petersburg area represent approximately 19% of BankAtlantic’s branch network and the associated deposits represent approximately 9% of its deposits.

The Company has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. BFC Financial Corporation (“BFC”) currently owns 100% of the Company’s Class B common stock and 43% of the Company’s outstanding Class A common stock resulting in BFC owning 44% of the Company’s aggregate outstanding common stock and 71% of the voting power of the Company’s common stock. The percentage of total common equity represented by Class A and Class B common stock was 98% and 2% at December 31, 2010, respectively. The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 487,613 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis.

The accounting policies applied by the Company conform to accounting principles generally accepted in the United States of America.

The Company’s consolidated financial statements have been prepared on a going concern basis, which reflects the realization of assets and the repayments of liabilities in the normal course of business.

On September 26, 2008, the Company completed a one-for-five reverse stock split. All share, per share, and stockholders’ equity data have been adjusted to reflect the reverse stock split.

Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2010. The Company adjusted the number of common shares outstanding used for the calculation of earnings per share for prior periods due to the issuance of Class A common stock pursuant to shareholder rights offerings in September 2009 and July 2010 at subscription prices lower than the market price of the Company’s Class A common stock.

Use of Estimates -- In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, evaluation of goodwill, intangible and long-lived assets for impairment, valuation of securities, evaluation of securities for impairment and other than temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and accounting for share-based compensation.

Consolidation Policy -- The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries. All inter-company transactions and balances have been eliminated.

In January 2010, the Company implemented new accounting guidance for the consolidation of variable interest entities. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE). Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. A joint venture that conducts a factoring business was presented under the equity method of accounting in our financial statements for the years ended December 31, 2009 and 2008. Upon implementation of the new accounting guidance this joint venture was consolidated in our December 31, 2010 financial statements effective January 1, 2010.

Cash Equivalents -- Cash equivalents consist of cash, demand deposits at other financial institutions, federal funds sold, Federal Reserve balances, money market funds and other short-term investments with original maturities of 90 days or less. Federal funds sold are generally sold for one-day periods, and securities purchased under resell agreements are settled in less than 30 days. Included in interest bearing deposits in other banks as of December 31, 2010 was $45.6 million of time deposits with other banks. These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.

Investment Securities -- Investment securities are classified based on management's intention on the date of purchase. Debt securities that management has both the intent and ability to hold to maturity are classified as securities held-to-maturity and are stated at cost, net of unamortized premiums and unaccreted discounts.

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

Financial instruments and derivatives -- All derivatives are recognized in the consolidated statement of financial condition at their fair value with realized and unrealized gains and losses resulting from fair value adjustments recorded in securities activities, net in the consolidated statement of operations. There were $24.0 thousand and $0 of derivatives outstanding as of December 31, 2010 and 2009, respectively.

Tax Certificates -- Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates are acquired from municipalities generally through public auction. Tax certificates are carried at cost less an allowance for tax certificate losses. Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is aged 24 to 60 months, depending on the municipality, from the acquisition date. At that time, interest ceases to be accrued.

Allowance for Tax Certificate Losses -- The allowance represents management’s estimate of incurred losses in the portfolio that are probable and subject to reasonable estimation. In establishing its allowance for tax certificate losses, management considers past loss experience, present indicators, such as the length of time the certificate has been outstanding, economic conditions and collateral values.

Loans -- Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, adjusted for actual prepayments.

Allowance for Loan Losses -- The allowance for loan losses reflects management's reasonable estimate of probable credit losses inherent in the loan portfolio based on management’s evaluation of credit risk as of period end. Loans are charged off against the allowance when management believes the loan is not collectible. Recoveries are credited to the allowance.

The allowance consists of two components. The first component of the allowance is for loans that are individually evaluated for impairment. The process for identifying loans to be evaluated individually for impairment is based on management's identification of criticized loans for commercial real estate, commercial non-real estate and small business loans. The evaluation of commercial real estate, commercial non-real estate and small business loans is part of the on-going monitoring of loan portfolio credit quality and management assigns these loans a risk classification. There are seven risk classifications in the “Pass” loan categories and there are four classifications in the criticized loan categories which are defined based on regulatory guidelines. Management evaluates criticized commercial real estate, commercial non-real estate and small business loans greater than $1.0 million for impairment quarterly. Once an individual loan is found to be impaired, an evaluation is performed to determine if a specific reserve needs to be assigned to the loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured based on the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Loans determined to be collateral dependent are measured based on the fair value of the collateral less costs to sell. Consumer and residential loans past due 120 days or more were also evaluated individually for impairment to determine if a specific reserve needs to be assigned to the loan by comparing the carrying amount to the estimated fair value of the loan’s collateral less cost to sell.

The second component of the allowance is for groups of loans with common characteristics that are evaluated in loan pools to estimate the inherent losses in the portfolio. Management segregates loans into segments with certain common characteristics so as to form a basis for estimating losses as it relates to the segment. The loan portfolio has the following loan segments: residential, consumer, commercial non-real estate, commercial real estate, and small business loans. The loss experience for each loan segment was derived by calculating a charge-off history by loan segment adjusted by an expected recovery rate. Based on the nature of each portfolio, a time frame is selected for the charge-off history in order to estimate the inherent loss in each segment. The loss factor that was calculated from the charge-off history by loan segment is adjusted by considering the following factors: delinquency and charge-off levels and trends, non-accrual levels and trends, lending policy and underwriting procedures, lending management and staff, nature and volume of portfolio, economic and business conditions, concentration of credit, quality of loan review system and external factors. Based on an analysis of the above factors, management may adjust the historical loss experience up or down to reflect current conditions that differ from the conditions that existed during the historical loss experience time frame.

Non-accrual and past due loans – Loans are considered past due if the required principal and interest have not been received based on the contractual terms of the loan. Loans are generally placed on non-accrual status at the earlier of the loan becoming past due 90 days as to either principal or interest or when the borrower has entered bankruptcy proceedings and the loan is delinquent. Commercial and small business loans may be placed on non-accrual status sooner due to material deterioration of conditions surrounding the repayment sources, which could include insufficient borrower capacity to service the debt, significantly delayed property sales or development schedules, declines in the loan-to-value of the loan’s collateral or other factors causing the full payment of the loan’s principal and interest to be in doubt. Accordingly, the Company may place a loan on non-accrual status even when payments of principal or interest are not currently in default. However, exceptions to this policy may occur if there exists well secured collateral and the loan is in the process of collection. When a loan is placed on non-accrual, all accrued interest is reversed against interest income. Any payments received on non-accrual loans are applied against principal. Commercial and small business loans may be restored to accrual status when there has been a satisfactory period of performance and the loan is expected to perform in the future according to its contractual terms. Residential and consumer loans are returned to accrual status when the loan becomes less than 90 days past due. Commercial and small business loans are charged-off if the collection of principal or interest is considered doubtful. Consumer and residential real estate loans that are 120 days past due are charged down or a specific valuation allowance is established based on the collateral’s fair value less estimated selling costs. Consumer non-mortgage loans that are 120 days past due are charged off.

Loans Held for Sale -- Loans held for sale are reported at the lower of aggregate cost or estimated fair value. Loan origination fees, and related direct loan origination costs on loans held for sale and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold and included in gains and losses upon sale.

Real Estate Owned (“REO”) – REO is recorded at the lower of cost or estimated fair value, less estimated selling costs when acquired. Write-downs required at the time of acquisition are charged to the allowance for loan losses or allowance for tax certificates losses. Expenditures for capital improvements are generally capitalized. Valuation allowance adjustments are made to reflect any subsequent declines in fair values. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations.

Real Estate Held for Development and Sale – This includes the Company’s investment in a real estate development and land acquired for branch expansion that the Company has committed to sell. Real estate held for development and sale is stated at the lower of accumulated cost or estimated fair value less cost to sell.

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

Goodwill and Other Intangible Assets – Goodwill is recorded at the acquisition date of a business. Goodwill is tested for impairment at the reporting unit level annually or at interim periods if events occur subsequent to the annual test date that would result in a decline in the fair value of the reporting units. Our reporting units are businesses for which discrete financial information is available for managers. BankAtlantic’s reporting units are: Community Banking, Commercial Lending, Tax Certificates Operations, Capital Services and Investment Operations. Goodwill testing is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment. This step compares the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not necessary. If the fair value of the reporting unit is less than the carrying value, then the second step of the test is used to measure the amount of goodwill impairment, if any, in the reporting unit. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, impairment is recorded for the excess. The implied goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined.

Other intangible assets consist of core deposit intangible assets which were initially recorded at fair value and then amortized on an accelerated basis over a useful life of ten years. The accumulated amortization on core deposit intangible assets was $13.6 million at December 31, 2010. Included in other assets in the Statement of Financial Condition was $1.5 million and $2.7 million of core deposit intangible assets as of December 31, 2010 and 2009, respectively.

Office Properties and Equipment– Land is carried at cost. Office properties, leasehold improvements, equipment and computer software are carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets which generally range up to 40 years for buildings and 3-10 years for equipment. The cost of leasehold improvements is amortized using the straight-line method over the shorter of the terms of the related leases or the useful lives of the assets. Direct costs associated with the development of internal-use software are capitalized and amortized over 3 to 5 years.

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

Lease Termination Costs – Cost to terminate a lease contract before the end of its term are recognized and measured when the Company gives notice to the counterparty in accordance with the contract’s contractual terms or has negotiated a termination of the contract with the counterparty. Contracts that have not been terminated and have no economic benefit to the Company are measured at fair value.

Advertising – Advertising expenditures are expensed as incurred.

Income Taxes – The Company and its subsidiaries, other than Heartwood Holdings, Inc., a real estate investment trust, file a consolidated federal income tax return. The Company and its subsidiaries file separate state income tax returns for each state jurisdiction. The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustments for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the statement of financial condition. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

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

Accounting for Loss Contingencies – Loss contingencies, including legal actions, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Earnings Per Share – Basic earnings per share excludes dilution and is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options to issue common shares or restricted common stock of the Company or its subsidiaries were exercised. In calculating diluted earnings per share net income attributable to the Company is divided by the weighted average number of common shares. Options and restricted stock are included in the weighted average number of common shares outstanding based on the treasury stock method, if dilutive.

Brokered Deposits – Brokered deposits are accounted for at historical cost and discounts or premiums, if any, are amortized or accreted using the effective interest method over the term of the deposit.

Stock-Based Compensation Plans – Compensation expense for stock options and non-vested restricted common stock is based on the fair value of the award on the measurement date, which is generally the grant date. The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years for non-vested restricted common stock and five years for stock options, except for options granted to directors which vest immediately. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The fair value of non-vested restricted common stock awards is generally the market price of the Company’s common stock on the grant date.

Credit Risk Management – The Company has segregated its loan portfolio into five segments in order to determine its allowance for loan losses. The five segments are commercial non-real estate, commercial real estate, residential, consumer and small business.

Commercial non-real estate and small business loans are underwritten after evaluating the borrower’s business and its ability to comply with the note’s contractual terms. These loans are designed to promote relationship banking rather than transactional banking. These loans are generally underwritten based on the identified cash flows of the borrower’s business and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Additionally, these borrowers are primarily located in Florida and adverse economic events in Florida significantly impact the credit quality of this portfolio.

Commercial real estate loans that are not land loans or commercial residential loans are primarily underwritten based on the cash flow of the borrower’s business and secondarily based on the fair value of the underlying collateral. Commercial real estate lending typically involves higher loan balances and the repayment of these loans is generally largely dependent on the operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans are adversely affected by downturns in the real estate markets or in the general economy where the property is located. The properties securing the commercial real estate portfolio are primarily located in Florida which increases the Company’s exposure to adverse economic events in Florida. The Company monitors and evaluates commercial real estate loans based on collateral, risk grades and debt service coverage. Commercial land and commercial residential loans, which include builder land loans, land acquisition and development loans and land, acquisition, development and construction loans, are generally loans to developers and builders. These loans are generally underwritten based upon estimates of costs and value associated with the completed project and the repayment of these loans is often dependent on the success of the project. These loans are considered to have higher risks than other commercial real estate loans, as repayment is based on the success of the real estate project as opposed to established cash flows.

The Company’s residential loan portfolio consists primarily of purchased residential first mortgages that were originated by other financial institutions. The Company purchases residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of real estate value declines in the housing markets. Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans results in possible future increases in a borrower’s loan payments when the contractually required repayments change due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. Real estate values nationwide have significantly declined since these loans were originated, exposing the Company to elevated credit risk in this portfolio.

The Company’s consumer loan portfolio consists primarily of home equity loans with the underlying collateral located in Florida. These loans were originated based primarily on credit scores and secondarily on loan to value ratios. These loans are primarily second mortgages resulting in a limited ability to realize collateral value upon default. The default rates of consumer home equity and residential loans are adversely affected by rising unemployment and declining real estate values.

New Accounting Pronouncements:

On January 1, 2010, the Company adopted new accounting guidance for the consolidation of variable interest entities. The quantitative-based risks and rewards calculation for determining which enterprise is the primary beneficiary of a variable interest entity was replaced with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. The implementation of this new guidance resulted in the Company consolidating its factoring joint venture, BankAtlantic Business Capital, LLC (“BBC”) which did not have a material effect on the Company’s financial statements.

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

In July 2010, the FASB issued new disclosure guidance about the “Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The new guidance requires enhanced disclosures related to the credit quality of financing receivables which includes the Company’s loans receivable and the allowance for loan losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for loan losses and how it manages credit exposures. Under the new guidance, additional disclosures required for loans receivable include information regarding the aging of past due receivables, credit quality indicators, and troubled debt restructure modifications of financing receivables. The new guidance is effective for periods ending after December 15, 2010, with the exception of the amendments to the roll forward of the allowance for credit losses which are effective for periods beginning after December 15, 2010. Disclosures about troubled debt restructured loans were deferred to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for periods ending after June 15, 2011. Comparative disclosures are required only for periods ending subsequent to initial adoption. The additional disclosures made in accordance with the new guidance did not have a material effect on the Company’s financial statements.

In December 2010, the FASB issued new disclosure guidance that modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as the occurrence of an event or change in circumstances that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The new accounting guidance was effective for the Company on January 1, 2011 and the Company believes that the new guidance will not have a material effect on the Company’s financial statements.

2. Regulatory and Liquidity Considerations

Regulatory Considerations

On February 23, 2011, the Parent Company and BankAtlantic, each entered into a Stipulation and Consent to Issuance of Order to Cease and Desist with the Office of Thrift Supervision (“OTS”), the Parent Company’s and BankAtlantic’s primary regulator. The Order to Cease and Desist to which the Parent Company is subject is referred to as the “Company Order,” the Order to Cease and Desist to which BankAtlantic is subject is referred to as the “Bank Order” and the Company Order and Bank Order are referred collectively to as the “Orders.” The OTS issued the Orders due to the Company’s losses over the past three years, high levels of classified assets and inadequate levels of capital based on BankAtlantic’s risk profile as determined by the OTS’s recent examination. The Parent Company is required to submit updated written plans by March 31, 2011 to the OTS that will address, among other things, how the Parent Company intends to maintain and enhance its and BankAtlantic’s capital and set forth the Parent Company’s business plan for the year ending December 31, 2011. In addition, under the terms of the Company Order, the Parent Company is prohibited from taking certain actions without receiving the prior written non-objection of the OTS, including, without limitation, declaring or paying any dividends or other capital distributions and incurring certain indebtedness. The Parent Company is also required to ensure BankAtlantic’s compliance with the terms of the Bank Order as well as all applicable laws, rules, regulations and agency guidance.

Pursuant to the terms of the Bank Order, BankAtlantic is required to attain by June 30, 2011 and maintain a tier 1 (core) capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. At December 31, 2010, BankAtlantic had a tier 1 (core) capital ratio of 6.22% and a total risk-based capital ratio of 11.72%. Under the terms of the Bank Order, BankAtlantic is required to, among other things, revise certain of its plans, programs and policies and submit to the OTS certain written plans, including a capital plan, a revised business plan and a plan to reduce BankAtlantic’s delinquent loans and non-performing assets. If BankAtlantic fails to comply with the capital plan and/or fails to attain and maintain the increased capital ratio requirements, or upon any written request from the OTS, BankAtlantic is required to submit a contingency plan, which must detail actions which BankAtlantic would, in its case, take to either merge with or be acquired by another banking institution. BankAtlantic will not be required to implement such contingency plan until such time as it receives written notification from the OTS to do so. In addition, the Bank Order requires BankAtlantic to limit its asset growth and restricts BankAtlantic from originating or purchasing new commercial real estate loans or entering into certain material agreements, in each case without receiving the prior written non-objection of the OTS. Separately, the OTS has confirmed that it has no objection to BankAtlantic originating loans to facilitate the sale of certain assets or the renewal, extension or modification of existing commercial real estate loans, subject in each case to compliance with applicable regulations and bank policies. The Bank Order prohibits the payment of dividends and other distributions without the prior written non-objection of the OTS. The Orders also include certain restrictions on compensation paid to the senior executive officers of the Parent Company and BankAtlantic, and restrictions on agreements with affiliates.

The Parent Company and BankAtlantic will seek to meet the higher capital requirements of the Bank Order through the estimated net gain upon consummation of its Tampa branch sale anticipated to close June 2011, subject to regulatory approvals and customary conditions and through other efforts that may include the issuance of the Company’s Class A Common Stock through a public or private offering. BankAtlantic is also pursuing other initiatives to improve its regulatory capital position including: operating strategies to increase revenues and to reduce non-interest expenses, asset balances and non-performing loans. There can be no assurance that the Parent Company or BankAtlantic will be able to execute such strategies in order to meet BankAtlantic's new minimum regulatory capital levels by the required time frames.

Each Order became effective on February 23, 2011 and will remain in effect until terminated, modified or suspended by the OTS. No fines or penalties were imposed in connection with either Order. While the Orders formalize steps that the Company believes are already underway, any material failure by the Parent Company or BankAtlantic to comply with the terms of the Orders, or if unanticipated market factors emerge, and/or if the Company is unable to raise required additional capital, successfully execute its plans, or comply with other regulatory requirements, then the OTS could take further action, which could include the imposition of fines, and/or additional enforcement actions. Enforcement actions available to regulators include the issuance of a capital directive, removal of officers and/or directors, institution of proceedings for receivership or conservatorship, require dissolution or liquidation and terminate deposit insurance. Any such action would have a material adverse effect on the Company’s business, results of operations and financial position.

Liquidity Considerations

Both the Parent Company and BankAtlantic actively manage liquidity and cash flow needs. The Parent Company had cash of $12.2 million as of December 31, 2010. The Parent Company does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013; however, based on current interest rates, accrued and unpaid interest of approximately $74.0 million would be due in December 2013 if interest is deferred until that date. The Parent Company’s operating expenses for the year ended December 31, 2010 were $6.4 million. BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and the availability of its lines of credit borrowings with the Federal Home Loan Bank (“FHLB”), as well as the Treasury and Federal Reserve lending programs.

As of December 31, 2010, BankAtlantic had $558.8 million of cash and short-term investments and approximately $843 million of available unused borrowings, consisting of $612 million of unused FHLB line of credit capacity, $195 million of unpledged securities, and $36 million of available borrowing capacity at the Federal Reserve. However, such available borrowings are subject to regular reviews and may be terminated, suspended or reduced at any time at the discretion of the issuing institution or based on the availability of qualifying collateral. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, adverse litigation or regulatory actions, or deterioration in BankAtlantic’s financial condition may reduce the amounts it is able to borrow, make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, BankAtlantic’s cost of funds could increase and the availability of funding sources could decrease. Based on current and expected liquidity needs and sources, the Company expects to be able to meet its obligations at least through December 31, 2011.

3. Securities Available for Sale and Derivatives

The following tables summarize securities available for sale (in thousands):

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency securities:
Mortgage-backed securities	$105,219	6,823	-	112,042
Agency bonds	60,000	143	-	60,143
Real estate mortgage investment conduits (1)	66,034	2,807	-	68,841

Total	231,253	9,773	-	241,026

Investment Securities:
Municipal bonds	162,113	33	23	162,123
Taxable securities	19,936	8	22	19,922
Equity securities	1,260	39	3	1,296

Total investment securities	183,309	80	48	183,341

Derivatives	24	-	-	24

Total	$414,586	9,853	48	424,391

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency securities:
Mortgage-backed securities	$202,985	8,961	1	211,945
Real estate mortgage investment conduits (1)	104,329	3,037	19	107,347

Total	307,314	11,998	20	319,292

Investment Securities:
Other bonds	250	-	-	250
Equity securities	760	31	6	785

Total investment securities	1,010	31	6	1,035

Total	$308,324	12,029	26	320,327

(1) Real estate mortgage investment conduits (“REMIC”) are pass-through entities that hold residential loans and investors are issued ownership interests in the entities in the form of a bond. The securities were issued by government agencies.

The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009 (in thousands):

	As of December 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Municipal Bonds	$90,413	(23)	-	-	90,413	(23)
Taxable Securities	15,155	(22)	-	-	15,155	(22)
Equity securities	-	-	7	(3)	7	(3)

Total available for sale securities:	$105,568	(45)	7	(3)	105,575	(48)

	As of December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Mortgage-backed securities	$-	-	159	(1)	159	(1)
Real estate mortgage investment conduits	-	-	21,934	(19)	21,934	(19)
Equity securities	4	(6)	-	-	4	(6)

Total available for sale securities:	$4	(6)	22,093	(20)	22,097	(26)

The unrealized losses on municipal bonds and taxable securities outstanding less than 12 months are primarily the result of interest rate changes. The Company expects to receive cash proceeds for its entire investment upon maturity.

Unrealized losses on debt securities outstanding greater than twelve months at December 31, 2009 were primarily the result of interest rate changes. The cash flows of these securities are guaranteed by government sponsored enterprises. These securities are of high credit quality, the unrealized loss is insignificant and management has the intent and ability to hold the securities until the price recovers and expects that the securities would be settled at a price not less than the carrying amount.

The unrealized losses on the equity securities at December 31, 2010 are insignificant. Accordingly, the Company does not consider these investments other-than-temporarily impaired at December 31, 2010 and 2009.

The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities Available for Sale
December 31, 2010 (1) (2)	Amortized Cost	Estimated Fair Value
Due within one year	$180,313	180,317
Due after one year, but within five years	61,832	61,971
Due after five years, but within ten years	23,574	24,474
Due after ten years	147,583	156,309

Total	$413,302	423,071

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.
(2)	Scheduled maturities are based upon contractual maturities.

Included in securities activities, net in the Company’s statement of operations were $0.3 million of unrealized net losses associated with put options for the year ended December 31, 2010.

Included in securities activities, net were (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Gross gains on securities sales	$3,140	11,238	6,302

Gross losses on securities sales	$-	-	(5,103)

Proceeds from sales of securities	$58,846	303,825	375,900

Other-than-temporary impairments	$-	(1,587)	(3,413)

Management reviews its securities available for sale portfolio for other-than-temporary declines in value quarterly. As a consequence of the review during the year ended December 31, 2009 and 2008, the Company recognized a $1.6 million and $3.4 million, respectively, other-than-temporary decline in value related to an equity investment in an unrelated financial institution.

The change in net unrealized holding gains or losses on securities available for sale, included as a separate component of stockholders’ equity, was as follows (in thousands):

	For The Years Ended December 31,
	2010	2009	2008
Net change in other comprehensive income on securities available for sale	$(2,278)	100	(3,346)
Change in deferred tax provision (benefit) on net unrealized gains (losses) on securities available for sale	39	-	(5,417)

Change in stockholders’ equity from net unrealized (gains) losses on securities available for sale	$(2,239)	100	2,071

Derivatives

During 2010, BankAtlantic expanded its cruise ship automated teller machine (“ATM”) operations and began dispensing foreign currency from certain ATMs on cruise ships. At December 31, 2010, BankAtlantic had $6.7 million of foreign currency in cruise ship ATMs and recognized $0.1 million of foreign currency unrealized exchange gains which were included in other income in the Company’s statement of operations for the year ended December 31, 2010. BankAtlantic purchased foreign currency put options as an economic hedge for the foreign currency in its cruise ship ATMs. The terms of the put options and the fair value as of December 31, 2010 were as follows (in thousands, except strike price):

Contract Amount	Expiration Date	Strike Price	Premium	Fair Value
€400	Jan-11	1.34	28	8
400	Apr-11	1.34	31	16

€800			$59	24

4. Investment Securities

The following table summarizes investment securities (in thousands):

	As of December 31, 2010 and 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Private investment securities (1)	$1,500	-	-	1,500

(1)	Private investment securities consist of equity instruments purchased through private placements and are accounted for at historical cost adjusted for other-than-temporary declines in value.

During the years ended December 31, 2009 and 2008, the Company redeemed private investment securities for net proceeds of $2.0 million and $6.3 million, respectively, and recognized gains included in securities activities, net of $1.5 million and $1.3 million, respectively. There were no investment securities redeemed during the year ended December 31, 2010.

During the year ended December 31, 2006, MasterCard International (“MasterCard”) completed an initial public offering (“IPO”) of its common stock. During the years ended December 31, 2009 and 2008, BankAtlantic sold 274 shares and 3,313 shares of MasterCard common stock for gains included in securities activities, net of $47,000 and $1.0 million, respectively.

5. Tax Certificates

The following table summarizes tax certificates (in thousands):

	As of December 31, 2010		As of December 31, 2009
	Amortized Cost	Estimated Fair Value (1)	Amortized Cost	Estimated Fair Value (1)
Tax certificates
(Net of allowance of $8,811 and $6,781, respectively)	$89,789	90,738	110,991	112,472

(1)

The estimated fair value was calculated at December 31, 2010 and 2009 using an expected cash flow model discounted at an interest rate that takes into account the risk of the cash flows of tax certificates relative to alternative investments.

Included in tax certificates was $3.6 million and $2.2 million of non-accrual tax certificates as of December 31, 2010 and 2009, respectively.

Activity in the allowance for tax certificate losses was (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Balance, beginning of period	$6,781	6,064	3,289

Charge-offs	(2,997)	(2,965)	(4,668)
Recoveries	475	294	157

Net charge-offs	(2,522)	(2,671)	(4,511)
Provision charged to non-interest expense	4,552	3,388	7,286

Balance, end of period	$8,811	6,781	6,064

6. Loans Receivable and Loans Held for Sale

The loan portfolio consisted of the following components (in thousands):

	As of December 31,
	2010	2009
Residential	$1,222,194	$1,549,791
Commercial real estate:
Builder land loans	9,920	57,807
Land acquisition and development	119,189	182,235
Land acquisition, development and construction	4,046	26,184
Construction and development	141,535	211,809
Commercial	620,140	688,386
Commercial non-real estate	135,588	155,226
Small business:
Small business - real estate	203,479	213,591
Small business - non-real estate	99,190	99,113
Consumer:
Consumer - home equity	604,228	669,690
Consumer other	16,068	15,935
Deposit overdrafts	3,091	4,816

Total gross loans	3,178,668	3,874,583

Adjustments:
Premiums, discounts and net deferred fees	1,650	2,414
Allowance for loan losses	(162,139)	(187,218)

Loans receivable -- net	$3,018,179	$3,689,779

Loans held for sale	$29,765	$4,547

Undisbursed loans in process consisted of the following components (in thousands):

	December 31,
	2010	2009
Construction and development	$22,522	43,432
Commercial	24,647	25,696

Total undisbursed loans in process	$47,169	69,128

BankAtlantic’s loan portfolio had the following geographic concentrations based on outstanding loan balances at December 31, 2010:

Florida	64%
Eastern U.S.A.	19%
Western U.S.A.	14%
Central U.S.A	3%

100%

The Company segregates its loan portfolio into five segments in order to determine its allowance for loan losses. The Company’s loan segments are: residential loans, commercial real estate loans, commercial non-real estate loans, consumer loans, and small business loans. The Company further divides its loan segments into loan classes in order to monitor and assess credit risk. The Company’s loan segments and loan classes are described below:

Residential – represents loans secured by one to four dwelling units. This loan segment is further divided into interest only loans and amortizing loans. Interest-only residential loans require the borrower to make monthly interest-only payments for a fixed period of time and become fully amortizing thereafter. Amortizing residential loans require the borrower to make monthly principal and interest payments through maturity.

Commercial real estate- represents loans for acquisition, development and construction of various types of properties including residential construction, office buildings, retail shopping centers, and other non-residential properties. The Company’s commercial real estate loan portfolio is divided into four loan classes; commercial residential, commercial owner occupied, commercial land and commercial other.

Commercial residential real estate loans are loans to developers or home builders for the construction of one to four dwelling units. This class of loans is divided into three categories - builder land bank loans, land acquisition and development loans, and land acquisition, development and construction loans. The builder land bank loan category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders. The land acquisition and development loan category consists of loans secured by residential land which was intended to be developed by the borrower and sold to homebuilders. The land acquisition, development and construction loans are secured by residential land which was intended to be fully developed by the borrower/developer who also might have plans to construct homes on the property.

Owner occupied commercial real estate loans are also real estate collateralized loans; however, the primary source of repayment is the cash flow from the business operated on the premises of the collateralized property.

Commercial real estate land loans includes loans secured by the sale of land and commercial land held for investment purposes. These loans are generally to borrowers that intend to expand the zoning of the property and ultimately sell the property to developers.

Commercial other real estate loans are primarily secured by income producing property which includes shopping centers, office buildings, self storage facilities, and warehouses.

Commercial non-real estate loans - generally represent business loans secured by the receivables, inventory, equipment, and/or general corporate assets of the business.

Consumer loans - consists of loans to individuals originated through the Company’s retail network. Approximately 97% of consumer loans are home equity lines of credit secured by a first or second mortgage on the primary residence of the borrower, substantially all of which is located in Florida.

Small business loans – consists of loans that do not generally exceed $2.0 million originated to businesses. The principal source of repayment for these loans is generally from the cash flow of a business. The Company’s small business loan portfolio is divided into two loan classes; small business real estate secured and small business non-real estate.

Small business real estate secured loans – are generally secured by real estate where the business is located or real estate owned by the guarantor.

Small business non-real estate loans – are generally business loans secured by the receivables, inventory, equipment, and/or general corporate assets of the business.

Loans held for sale - Loans held for sale as of December 31, 2010 consisted of $27.9 million of commercial real estate loans transferred from held-to-maturity to the held-for-sale classification and $1.8 million of residential loans originated for sale. The Company transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future. BankAtlantic recognized $0.1 million of gains on the sale of commercial real estate loans for the year ended December 31, 2010. Residential loans originated for sale as of December 31, 2010 and 2009 were loans originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, this mortgage company purchases the loans from BankAtlantic within a defined period of time after the date of funding. BankAtlantic earns the interest income during the period of ownership. The sales price is negotiated quarterly for all loans sold during the quarter based on originated loan balance. Gains from the sale of loans held for sale were $0.4 million, $0.5 million and $0.3 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

The recorded investment of non-accrual loans receivable and loans held for sale as of December 31, 2010 was (in thousands):

Loan Class	Recorded Investment
Commercial non-real estate	$17,659
Commercial real estate:
Residential	95,482
Land	27,260
Owner occupied	4,870
Other	128,658
Small business:
Real estate	8,928
Non-real estate	1,951
Consumer	14,120
Residential:
Interest only	38,900
Amortizing	47,639

Total nonaccrual loans	$385,467

An analysis of the age of the recorded investment in loans receivable and loans held for sale as of December 31, 2010 that were past due were as follows (in thousands):

	31-59 Days Past Due	60-89 Days Past Due	90 Days or More (1)	Total Past Due	Current	Total Loans Receivable

Commercial non-real estate	$-	-	13,498	13,498	122,090	135,588
Commercial real estate:
Residential	4,700	-	53,791	58,491	84,325	142,816
Land	-	-	23,803	23,803	34,237	58,040
Owner occupied	-	-	3,862	3,862	107,235	111,097
Other	-	6,043	54,940	60,983	551,472	612,455
Small business:
Real estate	1,530	2,059	6,670	10,259	193,220	203,479
Non-real estate	-	67	25	92	99,098	99,190
Consumer	6,396	6,009	14,120	26,525	596,862	623,387
Residential:
Interest only	4,907	6,164	38,900	49,971	500,275	550,246
Amortizing	6,091	5,926	47,487	59,504	614,281	673,785

Total	$23,624	26,268	257,096	306,988	2,903,095	3,210,083

(1)	The Company had no loans greater than 90 days and accruing.

The activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010 was as follows (in thousands):

	Commercial Non-Real Estate	Commercial Real Estate	Small Business	Consumer	Residential	Total

Allowance for Loan Losses:
Beginning balance	$4,515	105,288	7,998	42,417	27,000	187,218
Charge-off :	(996)	(104,973)	(7,873)	(39,483)	(18,305)	(171,630)
Recoveries :	716	1,661	626	1,042	1,166	5,211
Provision :	6,551	84,904	10,763	28,067	14,076	144,361
Transfer to held for sale:	-	(3,021)	-	-	-	(3,021)

Ending balance	$10,786	83,859	11,514	32,043	23,937	162,139

Ending balance individually evaluated for impairment	$9,020	62,985	2,936	1,791	12,034	88,766
Ending balance collectively evaluated for impairment	1,766	20,874	8,578	30,252	11,903	73,373

Total	$10,786	83,859	11,514	32,043	23,937	162,139

Loans receivables:
Ending balance individually evaluated for impairment	$16,667	342,806	12,763	23,905	88,210	484,351
Ending balance collectively evaluated for impairment	$118,921	581,602	289,906	599,482	1,135,821	2,725,732

Total	$135,588	924,408	302,669	623,387	1,224,031	3,210,083

Purchases of loans	-	-	-	-	6,511	6,511

Proceeds from loan sales	-	59,697	-	-	52,678	112,375

Transfer to held for sale	-	27,928	-	-	-	27,928

Activity in the allowance for loan losses for the years ended December 31, 2009 and 2008 was as follows:

Allowance for Loan Losses (in thousands):

	For Years Ended December 31,
	2009	2008
Balance, beginning of period	$137,257	94,020
Loans charged-off	(185,890)	(117,874)
Recoveries of loans previously charged-off	3,193	1,310

Net charge-offs	(182,697)	(116,564)
Provision for loan losses	232,658	159,801

Balance, end of period	$187,218	137,257

Impaired Loans -- Loans are considered impaired when, based on current information and events, the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement. Impairment is evaluated based on past due status for consumer and residential loans. Impairment is evaluated based on the Company’s on-going credit monitoring process for commercial and small business loans which results in the evaluation for impairment of all criticized loans. Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business. If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or at the fair value of collateral if the loan is collateral dependent. BankAtlantic generally measures commercial and small business loans for impairment using the fair value of collateral less cost to sell method. Interest payments on impaired loans for all loan classes are generally applied to principal unless collectibility of the principal and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans as of December 31, 2010 were as follows (in thousands):

	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

With a related allowance recorded :
Commercial non-real estate	$16,809	16,809	9,850	14,850	-
Commercial real estate:
Residential	81,731	87,739	21,298	86,868	778
Land	15,209	15,209	8,156	21,010	18
Owner occupied	1,695	1,695	335	5,366	-
Other	95,693	96,873	33,197	96,800	-
Small business:
Real estate	2,602	2,602	1,733	2,838	21
Non-real estate	1,779	1,779	1,203	2,015	-
Consumer	3,729	5,029	1,791	4,665	-
Residential:
Residential-interest only	31,805	39,451	6,741	24,327	17
Residential-amortizing	24,619	28,712	5,293	16,525	34

Total with a related allowance recorded	$275,671	295,898	89,597	275,264	868

With no related allowance recorded:
Commercial non-real estate	$1,497	1,497	-	4,799	15
Commercial real estate:
Residential	44,835	116,092	-	42,295	267
Land	14,039	43,846	-	25,847	19
Owner occupied	3,922	3,922	-	3,878	56
Other	81,370	97,203	-	55,311	1,446
Small business:
Real estate	15,727	16,499	-	14,722	673
Non-real estate	172	197	-	358
Consumer	23,029	27,146	-	22,487	624
Residential:
Residential-interest only	7,427	10,078	-	16,694	-
Residential-amortizing	25,664	31,797	-	26,950	116

Total with no related allowance recorded	$217,682	348,277	-	213,341	3,216

Commercial non-real estate	$18,306	18,306	9,850	19,649	15
Commercial real estate	338,494	462,579	62,986	337,375	2,584
Small business	20,280	21,077	2,936	19,933	694
Consumer	26,758	32,175	1,791	27,152	624
Residential	89,515	110,038	12,034	84,496	167

Total	$493,353	644,175	89,597	488,605	4,084

(1)	Recorded investment is defined as unpaid principal balance less charge downs.

The following summarizes impaired loans (in thousands):

	As of December 31, 2009		As of December 31, 2008
	Gross Recorded Investment	Specific Allowances	Gross Recorded Investment	Specific Allowances

Impaired loans with specific valuation allowances	$249,477	70,485	174,710	41,192
Impaired loans without specific valuation allowances	196,018	-	138,548	-

Total	$445,495	70,485	313,258	41,192

Impaired loans without specific valuation allowances represent loans that were charged-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of expected cash flows discounted at the loan’s effective interest rate was equal to or greater than the carrying value of the loan, or large groups of smaller-balance homogeneous loans that are collectively measured for impairment.

The Company continuously monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan becomes adversely classified and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in total impaired loans as of December 31, 2010 was $320.8 million of collateral dependent loans, of which $158.1 million were measured for impairment using current appraisals and $162.7 million were measured by adjusting appraisals to reflect changes in market conditions subsequent to the appraisal date. Appraised values were adjusted down by an aggregate amount of $25.5 million to reflect current market conditions on 22 loans due to estimated property value declines since the last appraisal dates.

As of December 31, 2010, impaired loans with specific valuation allowances had been previously charged down by $20.2 million and impaired loans without specific valuation allowances had been previously charged down by $130.6 million. As of December 31, 2009, impaired loans with specific valuation allowances had been previously charged down by $38.6 million and impaired loans without specific valuation allowances had been previously charged down by $34.1 million.

The average gross recorded investment in impaired loans was $493.4 million, $416.5 million and $192.8 million during the years ended December 31, 2010, 2009 and 2008, respectively.

Interest income which would have been recorded under the contractual terms of impaired loans and the interest income actually recognized were (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Contracted interest income	$23,221	22,417	14,276
Interest income recognized	(4,084)	(9,881)	(3,368)

Foregone interest income	$19,137	12,536	10,908

Credit Quality Information

Management monitors net charge-offs, levels of classified loans, impaired loans and general economic conditions nationwide and in Florida to assess loan credit quality. The Company uses a risk grading matrix to monitor credit quality for commercial and small business loans. Risk grades are assigned to each commercial and small business loan upon origination. The loan officers monitor the risk grades and these risk grades are reviewed periodically by a third party consultant. The Company assigns risk grades on a scale of 1 to 13. A general description of the risk grades is as follows:

Grades 1 to 7 – The loans in these risk grades are generally well protected by the current net worth and paying capacity of the borrower or guarantors or by the fair value, less cost to sell, of the underlying collateral.

Grade 8 to 9 – Not used

Grade 10 – These loans have potential weaknesses that deserve management’s close attention. While these loans do not expose the Company to immediate risk of loss, if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan.

Grade 11 – These loans are inadequately protected by the current sound net worth and paying capacity of the borrower or guarantors or by the collateral pledged, if any. Loans in this grade have well-defined weaknesses that jeopardize the liquidation of the loan and there is a distinct possibility that the Company may sustain some credit loss if the weaknesses are not corrected.

Grade 12 – These loans have all the weaknesses of a Grade 11 with the added characteristic that the weaknesses make collection of the Company’s investment in the loan highly questionable and improbable on the basis of currently known facts, conditions and fair values of the collateral.

Grade 13 – These loans, or portions thereof, are considered uncollectible and of such little value that continuance on the Company’s books as an asset is not warranted without the establishment of a specific valuation allowance or a charge-off. Such loans are generally charged down or completely charged off.

The following table presents risk grades for commercial and small business loans as of December 31, 2010 (in thousands):

	Commercial Non Real Estate	Commercial Residential	Commercial Land	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Small Business Real Estate	Small Business Non-Real Estate

Risk Grade:
Grades 1 to 7	$81,789	16,250	27,387	101,855	314,402	169,979	84,584
Grade 10	12,827	7,572	956	704	119,508	3,098	3,665
Grade 11	40,972	118,994	29,697	8,538	178,545	30,402	10,941

Total	$135,588	142,816	58,040	111,097	612,455	203,479	99,190

The Company monitors the credit quality of residential loans through loan-to-value ratios of the underlying collateral. Elevated loan-to-value ratios indicate increased credit losses upon default which results in higher loan portfolio credit risk.

The loan to value ratios of the Company’s residential loans were as follows (in thousands):

Loan to value ratios (1)	Residential Interest Only	Residential Amortizing
Ratios not available (2)	$-	78,031
=<60%	107,063	144,744
60.1% - 70%	118,679	103,891
70.1% - 80%	290,840	309,925
80.1% - 90%	17,055	23,982
>90.1%	16,608	13,212

Total	$550,245	673,785

(1) Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the first quarter of 2010 based on automated valuation models.

(2) Loans were originated under the Community Reinvestment Act program and are not monitored based on loan-to-value.

The Company monitors the credit quality of its consumer loans secured by real estate portfolio based on loan to value ratios at origination. The Company’s experience indicates that default rates are significantly lower with loans that have lower loan to value ratios at origination.

The loan to value ratios at loan origination of the Company’s consumer loans secured by real estate as of December 31, 2010 were as follows (in thousands):

Loan to value ratios	Consumer Home Equity
<70%	$363,653
70.1% - 80%	106,180
80.1% - 90%	72,529
90.1% -100%	48,537
>100%	13,329

Total	$604,228

The Company monitors the credit quality of its consumer non-real estate loans based on loan delinquencies.

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

Non-performing assets (in thousands):

	As of December 31,
	2010	2009	2008
Non-accrual - tax certificates	$3,636	2,161	1,441

Non-accrual – loans (1)
Residential	86,538	76,401	34,734
Commercial real estate and non-real estate	273,930	230,827	241,274
Small business	10,879	9,338	4,644
Consumer	14,120	14,451	6,763

Total non-accrual loans	385,467	331,017	287,415
Real estate owned	74,488	46,467	19,045
Other repossessed assets	-	10	-

Total non-performing assets	$463,591	379,655	307,901

(1) Included in non-accrual loans at December 31, 2010, 2009 and 2008 were $145.3 million, $45.7 million and $4.8 million, respectively, of troubled debt restructured loans.

Accruing impaired loans (in thousands):

	As of December 31,
	2010	2009	2008
Performing impaired loans	$11,880	6,150	-
Loans 90 days past due and still accruing	-	9,960	15,721
Troubled debt restructured	96,006	107,642	28,173

Total accruing impaired loans	$107,886	123,752	43,894

Performing impaired loans represent loans where the Company anticipates collecting all of the principal and interest on the loans but where the timing of the payments may not be in accordance with the contractual terms of the loan agreement. Loans 90 days past due and still accruing are primarily loans that matured and are in the process of renewal, where the borrower continues to make payments under the matured loan agreement or the loan has collateral sufficient in management’s judgment to prevent a loss to the Company. Troubled debt restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. Generally, the concessions made to borrowers experiencing financial difficulties include the reduction of the loan’s contractual interest rate, conversion of amortizing loans to interest only payments or the deferral of interest payments to the maturity date of the loan. The Company had commitments to lend $13.5 million of additional funds on non-performing and accruing impaired loans as of December 31, 2010.

Foreclosed asset activity in non-interest expense includes the following (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Real estate acquired in settlement of loans and tax certificates:
Operating expenses, net	$1,927	1,355	1,243
Impairment of REO	6,830	4,124	1,465
Net losses (gains) on sales	378	(341)	124

Net real estate owned losses	$9,135	5,138	2,832

7. Accrued Interest Receivable

Accrued interest receivable consisted of (in thousands):

	As of December 31,
	2010	2009
Loans receivable	$10,974	15,166
Tax certificates	8,993	15,709
Securities available for sale	2,043	1,404

Accrued interest receivable	$22,010	32,279

8. Real Estate Held for Development and Sale

Real estate held for development and sale consisted of the following (in thousands):

	As of December 31,
	2010	2009
Land and facilities held for sale	$5,436	7,259
Land and land development costs	-	6,435

Total real estate held for development and sale	$5,436	13,694

Real estate held for development and sale as of December 31, 2010 consisted of land and facilities acquired by BankAtlantic for its store expansion program. In December 2007, BankAtlantic decided to sell this land and transferred the properties from properties held for use to land and facilities held for sale.

Land and land development costs at December 31, 2009 represents real estate inventory from a residential construction development acquired in 2002. During the year ended December 31, 2010, BankAtlantic sold the real estate project and recognized a $1.2 million loss. During the years ended December 31, 2009 and 2008, BankAtlantic recognized $3.9 million and $1.2 million of impairments associated with this real estate project.

Losses from sales of real estate inventory were as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Sales of real estate	$5,232	-	11,887
Cost of sales on real estate	(6,460)	-	(11,979)
Losses on sales of real estate held for development and sale	-	-	-

	$(1,228)	-	(92)

9. Investments in Unconsolidated Subsidiaries

The Consolidated Statements of Financial Condition include the following amounts for investments in unconsolidated subsidiaries (in thousands):

	As of December 31,
	2010	2009
Statutory business trusts	$10,361	9,307
Investment in factoring joint venture	-	3,256

Total investments in unconsolidated subsidiaries	$10,361	12,563

The Consolidated Statements of Operations include the following amounts for income from unconsolidated subsidiaries (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Equity in rental real estate joint venture earnings	$-	-	990
Equity in factoring joint venture earnings	-	479	518
Earnings in statutory business trusts’ earnings	1,054	487	601

Income from unconsolidated subsidiaries	$1,054	966	2,109

During the year ended December 31, 2008, the Company invested in income producing real estate joint ventures. The business purpose of these joint ventures was to manage certain rental property with the intent to sell the property in the foreseeable future. In January 2008, the Company recorded a gain of approximately $1.0 million associated with the sale of the underlying properties in joint ventures. During 2008, the Company liquidated all of its investments in rental real estate joint ventures.

During the year ended December 31, 2007, BankAtlantic invested in a joint venture involved in the factoring of accounts receivable. While BankAtlantic owns 50% of the entity, the maximum exposure to BankAtlantic from this investment is $10 million and under prior accounting guidance BankAtlantic was not considered the primary beneficiary. Accordingly, the factoring joint venture was presented under the equity method of accounting as a variable interest entity for the years ended December 31, 2009 and 2008 in the Company’s consolidated financial statements. The factoring joint venture was consolidated in the Company’s consolidated financial statements for the year ended December 31, 2010 upon the implementation of new accounting guidance effective January 1, 2010. Based on the new accounting guidance, BankAtlantic is considered the primary beneficiary as it is deemed to have the power to direct the activities of the factoring joint venture and has the obligation to absorb the majority of the entity’s losses.

The remaining investments in unconsolidated subsidiaries consisted of the Company’s investments in thirteen statutory business trusts that were formed solely to issue trust preferred securities.

Dividends received from unconsolidated subsidiaries were $0.4 million and $0.6 million for the years ended December 31, 2010 and 2009, respectively.

The statutory business trusts’ condensed combined statements of financial condition as of December 31, 2010 and 2009 and condensed combined statements of operations for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):

	As of December 31,
Statement of Financial Condition	2010	2009
Junior subordinated debentures	$322,385	308,334
Other assets	587	563

Total Assets	$322,972	308,897

Trust preferred securities	$312,024	299,027
Other liabilities	587	563

Total Liabilities	312,611	299,590
Common securities	10,361	9,307

Total Liabilities and Equity	$322,972	308,897

	For the Years Ended December 31,
Statement of Operations	2010	2009	2008
Interest income from junior subordinated debentures	$14,080	14,669	20,197
Interest expense	(13,026)	(14,182)	(19,596)

Net income	$1,054	487	601

10. Office Properties and Equipment

Office properties and equipment was comprised of (in thousands):

	As of December 31,
	2010	2009
Land	$42,979	51,612
Buildings and improvements	126,207	155,669
Furniture and equipment	80,381	90,873

Total	249,567	298,154
Less accumulated depreciation	98,153	96,468

Office properties and equipment - net	$151,414	201,686

Included in occupancy and equipment expense on the Company’s consolidated statement of operations was $16.2 million, $18.2 million and $20.7 million of depreciation expense for the years ended December 31, 2010, 2009 and 2008, respectively. Included in furniture and equipment at December 31, 2010 and 2009 was $1.9 million and $2.6 million, respectively, of unamortized software costs. Included in depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $1.8 million, $2.4 million and $3.1 million, respectively, of software cost amortization.

11. Assets Held For Sale

In August 2010, BankAtlantic announced that, due to the rapidly changing environment in Florida and the banking industry, it decided to focus on its core markets in South Florida and BankAtlantic began seeking a buyer for its 19 Tampa, Florida branches. As a consequence, BankAtlantic reclassified its fixed assets related to the Tampa branches to held-for-sale and recognized a $4.5 million impairment as these held-for-sale assets are accounted for at the lower of cost or fair value. In January 2011, BankAtlantic agreed to sell its 19 branches and 2 related facilities in the Tampa area and the associated deposits to an unrelated financial institution. The financial institution has agreed to pay i) a 10% premium for the deposits plus ii) the net book value of the acquired real estate and fixed assets associated with the branches and facilities. The transaction is anticipated to close during June 2011 and is subject to regulatory approvals and other customary terms and conditions.

The assets and liabilities associated with the Tampa branches as of December 31, 2010 were as follows (in thousands):

ASSETS
Cash and cash equivalents	$5,850
Office properties and equipment	31,484

Total assets held for sale	$37,334

LIABILITIES
Interest bearing deposits	$255,630
Non-interest bearing deposits	85,516

Total deposits	341,146
Accrued interest payable	87

Total liabilities held for sale	$341,233

12. Goodwill

The Company recognized goodwill associated with the acquisition of financial institutions in prior periods. The change in goodwill by reporting unit is as follows (in thousands):

	Commercial Lending	Community Banking	Capital Services	Tax Certificates	Investments	Total

Balance as of December 31, 2007	$30,977	17,307	13,081	4,662	4,462	70,489
Impairment recognized	(30,977)	(17,307)	-	-	-	(48,284)

Balance as of December 31, 2008	-	-	13,081	4,662	4,462	22,205
Impairment recognized	-	-	-	(4,662)	(4,462)	(9,124)

Balance as of December 31, 2009	-	-	13,081	-	-	13,081
Impairment recognized	-	-	-	-	-	-

Balance as of December 31, 2010	$-	-	13,081	-	-	13,081

The Company tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Goodwill of $13.1 million included on the Company’s statement of financial condition as of December 31, 2010 and 2009 associated with BankAtlantic’s capital services reporting unit was tested for potential impairment on September 30, 2010 (our annual testing date) and was determined not to be impaired. As of September 30, 2010, the estimated fair value of the Company’s capital services reporting unit exceeded the estimated fair value of the underlying assets by $14.1 million. If market conditions do not improve or deteriorate further, the Company may recognize goodwill impairment charges in future periods.

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

Based on the results of the Company’s goodwill impairment evaluation during 2008, the Company recorded an impairment charge of $48.3 million. The entire amounts of goodwill, $31.0 million and $17.3 million, respectively, relating to the Company’s commercial lending and community banking reporting units were determined to be impaired. The goodwill impairment recognized during 2008 generally reflects the crisis in the financial services industry, the Company’s market capitalization declining significantly below its tangible book value and the effect that the continued deterioration in the general economy as well as the Florida real estate markets had on the credit quality of the Company’s loan portfolio. The above trends resulted in a decline in the fair value of the Company’s reporting units resulting in the aforementioned goodwill impairment.

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

13. Income Taxes

The provision (benefit) for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Continuing operations:
Current:
Federal	$127	(31,719)	(2,880)
State	-	-	(1)

	127	(31,719)	(2,881)

Deferred:
Federal	(1,939)	-	28,657
State	(322)	-	6,713

	(2,261)	-	35,370

(Benefit) provision for income taxes	$(2,134)	(31,719)	32,489

The Company’s actual provision (benefit) for income taxes from continuing operations differs from the Federal expected income tax provision as follows (in thousands):

	For the Years Ended December 31,
	2010		2009		2008
Income tax (benefit) provision at expected federal income tax rate of 35%	$(50,709)	(35.00)%	(77,434)	(35.00)	(65,364)	(35.00)
Increase (decrease) resulting from:
Tax-exempt income	(160)	(0.11)	(3)	(0.00)	(12)	(0.01)
(Benefit) provision for state taxes net of federal benefit	(5,961)	(4.11)	(8,295)	(3.75)	(6,462)	(3.46)
Tax credits	127	0.09	(148)	(0.07)	(242)	(0.13)
Goodwill impairment	-	-	3,193	1.44	16,899	9.05
Federal tax valuation allowance	45,634	31.50	33,442	15.12	72,054	38.58
State tax valuation allowance	8,845	6.10	17,102	7.73	15,719	8.42
Reduction in continuing operations deferred tax valuation allowance	-	-	-	-	-	-
Other - net	90	0.06	424	0.19	(103)	(0.05)

(Benefit) provision for income taxes	$(2,134)	(1.47)%	(31,719)	(14.34)	32,489	17.40

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	For the Years Ended December 31,
Deferred tax assets:	2010	2009	2008
Allowance for loan losses, REO, tax certificate losses and write-downs, for financial statement purposes	$49,746	66,846	49,642
Federal and State NOL and tax credit carry-forward	138,297	68,631	37,572
Compensation expensed for books and deferred for tax purposes	4	194	779
Real estate held for development and sale capitalized costs for tax purposes in excess of amounts capitalized for financial statement purposes	2,793	2,484	1,472
Accumulated other comprehensive income	1,760	920	2,906
Share based compensation	2,204	1,770	1,345
Purchase accounting adjustments for bank acquisitions	507
Other	5,041	3,062	3,827

Total gross deferred tax assets	200,352	143,907	97,543
Less valuation allowance	(196,471)	(138,892)	(90,333)

Total deferred tax assets	3,881	5,015	7,210

Deferred tax Liabilities:
Deferred loan income	1,674	1,188	1,468
Purchase accounting adjustments for bank acquisitions	-	-	427
Prepaid pension expense	1,630	1,852	2,626
Depreciation for tax greater than book	546	1,880	2,650
Other	31	95	39

Total gross deferred tax liabilities	3,881	5,015	7,210

Net deferred tax asset	-	-	-
Less net deferred tax asset at beginning of period	-	-	(32,066)
Reduction in deferred tax valuation allowance for continuing operations	2,261	-	-
Decrease in accumulated other comprehensive income	-	-	(3,304)

Provision for deferred income taxes	2,261	-	(35,370)
Benefit (provision) for deferred income taxes - discontinued operations	-	-	-

Provision for deferred income taxes - continuing operations	$2,261	-	(35,370)

Activity in the deferred tax valuation allowance was (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Balance, beginning of period	$138,892	90,333	5,466
Other comprehensive income (loss)	3,100	(1,985)	(2,906)
Increase in State NOL	8,845	17,102	15,719
Increase in Federal NOL	45,634	33,442	72,054

Balance, end of period	$196,471	138,892	90,333

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations. The Company reduced its deferred tax valuation allowance from continuing operations by $2.3 million during the year ended December 31, 2010 to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income.

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In its evaluation, management considers taxable loss carryback availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluation, a deferred tax valuation allowance of $196.5 million, $138.9 million and $90.3 million was established against its net deferred tax assets as of December 31, 2010, 2009 and 2008, respectively. The Company’s deferred tax assets for which it has not established a valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences. The majority of the benefits of the Company’s net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income. The Company’s deferred tax asset valuation allowance would be reversed if and when it becomes more likely than not that the Company will generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

In November 2009, the “Workers, Homeownership, and Business Assistance Act of 2009” was enacted extending the net operating loss (“NOL”) carry-back period from two years to up to five years for the 2008 or the 2009 tax years. Included in the Company’s December 31, 2009 statement of financial condition in other assets was a $31.8 million receivable from the Department of the Treasury resulting from the Company’s election to carry-back its 2009 taxable loss for five years. $31.7 million of proceeds from the carryback were received during 2010.

Included in the Company’s deferred tax assets as of December 31, 2010 was $320.8 million federal income tax NOL carry-forwards of which $69.6 million expire in 2028, $67.3 million expire in 2029 and $183.9 million expire in 2030. The Company’s federal tax credit carry-forwards were $2.1 million at December 31, 2010 and expire from 2025 to 2029.

The Company and its subsidiaries file a consolidated federal income tax return but separate state income tax returns. The Company’s state NOL carry-forwards were $728.1 million as of December 31, 2010 and expire from 2016 through 2030.

The Company’s income tax returns for all years subsequent to the 2003 tax year are subject to examination. Various state jurisdiction tax years remain open to examination. The Company’s 2003 through 2009 federal income tax returns are currently under examination by the Internal Revenue Service. No other income tax filings are under examination by any other taxing authority.

A reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period was as follows (in thousands):

	0000000	0000000	0000000
	For the Years Ended December 31,
	2010	2009	2008

Balance as of beginning of period	$206	206	194
Additions based on tax positions related to prior year			41
Reductions of tax positions for prior years	-	-	(29)

Balance as of end of period	$206	206	206

The recognition of the unrecognized tax benefits would result in a 0%, 0% and 0.11% decrease in the Company’s effective tax rate for the years ended December 31, 2010, 2009 and 2008, respectively. Interest and penalties included in the amount of unrecognized tax benefits was $41,000 for each of the years in the three years ended December 31, 2010.

Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2010, the Company had $21.5 million of excess allowance for bad debts for which no provision for income tax has been provided. If, in the future, this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of approximately $7.5 million would be realized.

14. Deposits

The weighted average nominal interest rate payable on deposit accounts at December 31, 2010 and 2009 was 0.64% and 0.95%, respectively. The stated rates and balances on deposits were (dollars in thousands):

	000000000	000000000	000000000	000000000
	As of December 31,
	2010		2009
	Amount	Percent	Amount	Percent
Interest free checking	$877,776	22.54%	827,580	20.85
Insured money fund savings
0.46% at December 31, 2010	385,613	9.91	360,043	9.07
0.68 at December 31, 2009
NOW accounts
0.42% at December 31, 2010	1,516,781	38.96	1,409,138	35.50
0.63% at December 31, 2009
Savings accounts
0.24% at December 31, 2010	452,710	11.63	412,360	10.38
0.33% at December 31, 2009

Total non-certificate accounts	3,232,880	83.04	3,009,121	75.80

Certificate accounts:
Less than 2.00%	544,547	13.99	654,445	16.49
2.01% to 3.00%	65,353	1.68	211,590	5.33
3.01% to 4.00%	9,991	0.26	15,965	0.40
4.01% to 5.00%	38,965	1.00	51,699	1.30
5.01% to 6.00%	1,278	0.03	26,840	0.68
6.01% to 7.00%	-	-	20	-

Total certificate accounts	660,134	16.96	960,559	24.20

Total deposit accounts	$3,893,014	100.00%	3,969,680	100.00

Included in the above table were Tampa branch deposits held for sale as follows (in thousands):

	As of December 31, 2010
	Amount	Percent
Interest free checking	$85,516	25.07%
Savings accounts	34,406	10.09
NOW accounts	146,213	42.86
Insured money fund savings	31,331	9.18
Certificate accounts	43,680	12.80

Total deposits held for sale	$341,146	100.00%

Interest expense by deposit category was (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Money fund savings and NOW accounts	$9,287	9,961	17,783
Savings accounts	1,112	1,612	4,994
Certificate accounts - below $100,000	6,541	16,184	21,195
Certificate accounts, $100,000 and above	5,754	14,470	20,856
Less early withdrawal penalty	(183)	(343)	(565)

Total	$22,511	41,884	64,263

At December 31, 2010, the amounts of scheduled maturities of certificate accounts were (in thousands):

	000000000	000000000	000000000	000000000	000000000	000000000
	For the Years Ended December 31,

Interest Rate	2011	2012	2013	2014	2015	Thereafter
0.00% to 2.00%	$487,923	46,828	5,647	1,637	2,511	1
2.01% to 3.00%	18,774	26,861	5,439	4,605	9,674	-
3.01% to 4.00%	3,059	2,264	2,113	1,563	990	2
4.01% to 5.00%	6,297	25,973	6,691	-	4	-
5.01% to 6.00%	867	411	-	-	-	-

Total	$516,920	102,337	19,890	7,805	13,179	3

Time deposits of $100,000 and over had the following maturities (in thousands):

December 31, 2010
3 months or less	$48,501
4 to 6 months	52,233
7 to 12 months	130,769
More than 12 months	77,439

Total	$308,942

Included in deposits at December 31, was (in thousands):

	2010	2009
Brokered deposits	$14,065	72,904
Public deposits	214,421	223,554

Total institutional deposits	$228,486	296,458

As of December 31, 2010, BankAtlantic had a letter of credit with the FHLB for $222 million securing public deposits.

15. Advances from Federal Home Loan Bank

At December 31, 2010, BankAtlantic had $170.0 million of FHLB advances outstanding of which $105.0 million mature during the three months ending March 31, 2011, $45.0 million mature in June 2011 and $20 million mature in July 2011. These advances had a weighted average interest rate of 0.35% as of December 31, 2010. The average balance and average interest rate of FHLB advances outstanding during the year ended December 31, 2010 was $107.5 million and 1.13%, respectively.

BankAtlantic’s line of credit with the FHLB is limited to 40% of assets, subject to available collateral, with a maximum term of 10 years. At December 31, 2010, $946.6 million of 1-4 family residential loans, $60.6 million of commercial real estate loans and $455.7 million of consumer loans were pledged against FHLB advances. In addition, $43.6 million of FHLB stock is pledged as collateral for the letter of credit and outstanding FHLB advances. BankAtlantic’s available borrowings under the FHLB line of credit were $611.9 million as of December 31, 2010; however, the FHLB line of credit is subject to periodic review and may be limited or not available to BankAtlantic when needed. BankAtlantic was informed by the FHLB that its FHLB line of credit will be reduced by approximately $168 million in April 2011 due to the issuance of the Bank Order.

During the years ended December 31, 2010, 2009 and 2008, BankAtlantic incurred prepayment penalties of $53,000, $7.5 million and $1.6 million upon the repayment of $2 million, $760 million and $692 million of FHLB advances, respectively.

16. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent transactions where the Company sells a portion of its current investment portfolio (usually mortgage-backed securities and real estate mortgage investment conduits) at a negotiated rate and agrees to repurchase the same assets at a specified future date. The Company issues repurchase agreements to institutions and to its customers. These transactions are collateralized by securities available for sale. Customer repurchase agreements are not insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2010 and 2009, the outstanding balances of customer repurchase agreements were $21.5 million and $24.5 million, respectively. There were no institutional repurchase agreements outstanding at December 31, 2010 and 2009. BankAtlantic had $195 million of securities that could be sold or pledged for additional repurchase agreement borrowings.

The following table provides information on the agreements to repurchase (dollars in thousands):

	For the Years Ended December 31,
	2010		2009	2008
Maximum borrowing at any month-end within the period		$31,101	39,286	55,179
Average borrowing during the period		$22,009	30,732	63,529
Average interest cost during the period	%	0.12	0.12	2.23
Average interest cost at end of the period	%	0.13	0.12	0.12

The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

	Amortized Cost	Estimated Fair Value	Repurchase Balance	Weighted Average Interest Rate

December 31, 2010 (1)
Mortgage-backed securities	$20,885	22,680	21,524	0.12%

December 31, 2009 (1)
Mortgage-backed securities	$32,706	34,403	24,468	0.12%

        (1) At December 31, 2010 and 2009, all securities were classified as available for sale and were recorded at fair value in the consolidated statements of financial condition.

All repurchase agreements existing at December 31, 2010 matured and were repaid in January 2011. These securities were held by unrelated broker dealers.

17. Other Short-term Borrowings

BankAtlantic participated in federal funds lines of credit with other financial institutions, the treasury tax and loan program (“TTL”) with the Department of Treasury (the “Treasury”) and the term auction facilities program (“TAF”) and the discount window with the Federal Reserve Board. Under the Treasury program, the Treasury, at its option, can invest up to $2.2 million with BankAtlantic at the federal funds rate less 25 basis points.

At December 31, 2010, BankAtlantic had pledged $34.6 million and $2.2 million of agency securities available for sale as collateral for the Federal Reserve discount window and the TTL program, respectively. At December 31, 2010, BankAtlantic had $1.2 million outstanding under the TTL program and had no borrowings outstanding under the federal funds purchased or discount window programs. At December 31, 2009, BankAtlantic had pledged $94.1 million and $4.0 million of agency securities available for sale as collateral for the Federal Reserve discount window and the TTL program, respectively. At December 31, 2009, BankAtlantic had $2.8 million outstanding under the TTL program and had no borrowings outstanding under the federal funds purchased or discount window programs.

BankAtlantic’s available borrowings from lines of credit with other banking institutions, access to Treasury borrowings and the Federal Reserve discount window were $35.5 million as of December 31, 2010.

The following table provides information on federal funds purchased, TAF and TTL borrowings (dollars in thousands):

	As of December 31,
	2010		2009	2008
Ending balance		$1,240	2,803	238,339
Maximum outstanding at any month end within period		$2,646	301,891	238,339
Average amount outstanding during period		$2,011	58,865	78,125
Average cost during period	%	0.02	0.29	2.23

18. Notes, Bonds, Secured Borrowings and Junior Subordinated Debentures

The Company had the following subordinated debentures and mortgage-backed bonds outstanding at December 31, 2010 and 2009 (in thousands):

	Issue	December 31,		Interest	Maturity
	Date	2010	2009	Rate (1)	Date

Subordinated debentures	10/29/2002	$22,000	22,000	LIBOR + 3.45%	11/7/2012
Mortgage-Backed Bonds	3/22/2002	-	697	(2)	9/30/2013

Total debentures and bonds		$22,000	22,697

(1)	LIBOR interest rates are indexed to 3-month LIBOR and adjust quarterly.
(2)	The bonds adjust semi-annually to the ten year treasury constant maturity rate minus 23 basis points.

In October 2002, BankAtlantic issued $22 million of floating rate subordinated debentures due in 2012. The subordinated debentures pay interest quarterly and are currently redeemable at a price based upon then-prevailing market interest rates. The subordinated debentures were issued by BankAtlantic in a private transaction as part of a larger pooled securities offering. The subordinated debentures qualify for inclusion in BankAtlantic’s total risk based capital.

During the year ended December 31, 2010 the mortgage-backed bonds were retired. During the year ended December 31, 2008, the Company’s lender agreed to accept a $2.8 million payment for the retirement of $3.1 million in mortgage-backed bonds. Included in the Company’s statement of operations in cost associated with debt redemption for the year ended December 31, 2008 is a $0.3 million gain from the early extinguishment of the mortgage-backed bonds.

The Company had the following junior subordinated debentures outstanding at December 31, 2010 and 2009 (in thousands):

						Beginning
						Optional
	Issue	As of December 31,		Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	2010	2009	Rate (1)	Date	Date

BBX Capital Trust I(A)	6/26/2007	$26,918	26,436	LIBOR + 1.45	9/15/2037	9/15/2012
BBX Capital Trust II(A)	9/20/2007	5,389	5,290	LIBOR + 1.50	12/15/2037	12/15/2012
BBX Capital Trust II	3/5/2002	67,546	62,097	8.50%	3/31/2032	3/31/2007
BBC Capital Trust III	6/26/2002	27,978	26,928	LIBOR + 3.45%	6/26/2032	6/26/2007
BBC Capital Trust IV	9/26/2002	27,950	26,914	LIBOR + 3.40%	9/26/2032	9/26/2007
BBC Capital Trust V	9/27/2002	11,180	10,766	LIBOR + 3.40%	9/30/2032	9/27/2007
BBC Capital Trust VI	12/10/2002	16,737	16,125	LIBOR + 3.35%	12/10/2032	12/10/2007
BBC Capital Trust VII	12/19/2002	27,866	26,874	LIBOR + 3.25%	12/26/2032	12/19/2007
BBC Capital Trust VIII	12/19/2002	16,575	15,969	LIBOR + 3.35%	1/7/2033	12/19/2007
BBC Capital Trust IX	12/19/2002	11,051	10,647	LIBOR + 3.35%	1/7/2033	12/19/2007
BBC Capital Trust X	3/26/2003	55,620	53,694	LIBOR + 3.15%	3/26/2033	3/26/2008
BBC Capital Trust XI	4/10/2003	11,029	10,637	LIBOR + 3.25%	4/24/2033	4/24/2008
BBC Capital Trust XII	3/27/2003	16,546	15,957	LIBOR + 3.25%	4/7/2033	4/7/2008
Total Junior Subordinated

Debentures (2)		$322,385	308,334

(1)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.
(2)

Included in the outstanding balances at December 31, 2010 and 2009 was $28.2 million and $14.1 million of deferred interest, respectively. Interest can be deferred for 20 consecutive quarters with the entire amount of deferred interest due at the end of the deferral period. As of December 31, 2010, the Company had deferred interest payment for 8 consecutive quarters. The Company may end the deferral by paying all accrued and unpaid interest.

Annual maturities of junior subordinated debentures and other debt outstanding at December 31, 2010 were as follows (in thousands):

000000000
Year Ending December 31,	Amount
2011	$-
2012	22,000
2013	24,537
2014	3,653
2015	-
Thereafter	294,195

Total	$344,385

At December 31, 2010 and 2009, $1.5 million and $2.4 million, respectively, of unamortized underwriting discounts and costs associated with the issuance of subordinated debentures and junior subordinated debentures were included in other assets in the Company’s consolidated statements of financial condition.

Junior Subordinated Debentures:

The Parent Company has formed thirteen statutory business trusts (“Trusts”) for the purpose of issuing Trust Preferred Securities (“trust preferred securities”) and investing the proceeds thereof in junior subordinated debentures of the Parent Company. The trust preferred securities are fully and unconditionally guaranteed by the Parent Company. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to the Parent Company to purchase junior subordinated debentures from the Parent Company. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears. Distributions on the trust preferred securities are cumulative and are based upon the liquidation value of the trust preferred security. The Parent Company has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures. Beginning in February and March 2009, the Company notified the trustees of the junior subordinated debentures that it has elected to defer interest payments for the next regularly scheduled quarterly interest payment dates and the Parent Company has continued to elect to defer interest payments for each subsequent quarterly interest payment date. The Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing, appropriate notices to each of the trustees, and make a decision each quarter as to whether to continue the deferral of interest. The Parent Company currently expects to continue to defer interest payments on the junior subordinated debentures for the foreseeable future. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Parent Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Parent Company may end the deferral by paying all accrued and unpaid interest. Deferred interest on junior subordinated debentures was $28.2 million as of December 31, 2010 as the Parent Company elected to defer interest during each quarter of 2010 and 2009.

The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the junior subordinated debentures at maturity or their earlier redemption. The Parent Company has the right to redeem the junior subordinated debentures after five years from issuance and in some instances sooner. The redemption of the subordinated debentures is subject to the Parent Company having received regulatory approval, if required under applicable capital guidelines or regulatory policies.

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

19. Restructuring Charges, Impairments and Exit Activities

The following provides the change in restructuring and exit activities liabilities at December 31, 2008, 2009 and 2010 (in thousands):

	Employee Termination Benefits Liability	Contract Liability	Total Liability

Balance at January 1, 2008	102	990	1,092
Expenses incurred	2,171	2,385	4,556
Amounts paid or amortized	(2,102)	(1,913)	(4,015)

Balance at December 31, 2008	$171	1,462	1,633

Balance at January 1, 2009	171	1,462	1,633
Expenses incurred	2,024	2,479	4,503
Amounts paid or amortized	(2,185)	(260)	(2,445)

Balance at December 31, 2009	$10	3,681	3,691

Balance at January 1, 2010	10	3,681	3,691
Expenses incurred	3,971	3,601	7,691
Amounts paid or amortized	(1,543)	(1,406)	(3,068)

Balance at December 31, 2010	$2,438	5,876	8,314

In December 2007, BankAtlantic decided to sell certain properties that it had acquired for its future store expansion program and to terminate or sublease certain back-office operating leases. During the years ended December 31, 2010, 2009, and 2008, BankAtlantic incurred impairment charges and lease termination costs associated with these properties and leases as shown on the above table.

In April 2008 and in March 2009, the Company reduced its workforce by approximately 6% and 7%, respectively, primarily in the community banking and commercial lending business units and incurred employee termination costs for the years ended December 31, 2008 and 2009 as shown on the above table.

During the year ended December 31, 2010, the Company further reduced its workforce, impacting back office functions as well as our community banking and commercial lending business units. The Company incurred employee termination costs as shown on the above table.

In June 2008, BankAtlantic sold five branches in Central Florida to an unrelated financial institution. The following table summarizes the assets sold, liabilities transferred and cash outflows associated with the branches sold (in thousands):

0000000000
Amount
Assets sold:
Loans	$6,470
Property and equipment	13,373

Total assets sold	19,843

Liabilities transferred:
Deposits	(24,477)
Other liabilities	(346)

Total liabilities transferred	(24,823)

Net liabilities transferred	(4,980)
Deposit premium	654
Purchase transaction costs	(165)

Net cash outflows from sales of stores	$(4,491)

Included in other non-interest expenses during the year ended December 31, 2008 was a $0.3 million loss associated with the sale of five Central Florida stores.

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

The following tables set forth the Plan’s change in benefit obligation and change in plan assets (in thousands):

	00000000	00000000
	As of December 31,
Change in benefit obligation	2010	2009
Benefit obligation at the beginning of the year	$31,375	31,150
Interest cost	1,838	1,832
Actuarial loss (gains)	1,956	(510)
Benefits paid	(1,194)	(1,097)

Projected benefit obligation at end of year	33,975	31,375

Change in plan assets
Fair value of Plan assets at the beginning of year	21,946	17,921
Actual return on Plan assets	2,737	5,122
Employer contribution	781	-
Benefits paid	(1,194)	(1,097)

Fair value of Plan assets as of actuarial date	24,270	21,946

Funded status at end of year	$(9,705)	(9,429)

Included in the Company’s statement of financial condition in other liabilities as of December 31, 2010 and 2009 was $9.7 million and $9.4 million, respectively, representing the under-funded pension plan amount as of that date.

Amounts recognized in accumulated other comprehensive income consisted of (in thousands):

	0000000	0000000	0000000
	As of December 31,
	2010	2009	2008
Net comprehensive loss	$15,852	13,929	19,690

The change in net comprehensive loss was as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Change in comprehensive loss	$1,923	(5,761)	15,775

Components of net periodic pension (income) expense are as follows (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Interest cost on projected benefit obligation	$1,838	1,832	1,719
Expected return on plan assets	(1,804)	(1,475)	(2,430)
Amortization of unrecognized net gains and losses	1,322	1,648	463

Net periodic pension (income) expense (1)	$1,356	2,005	(248)

(1) The estimated net loss for the pension plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $1.3 million.

The actuarial assumptions used in accounting for the Plan were:

	For the Years Ended December 31,
	2010	2009	2008
Weighted average discount rate used to determine benefit obligation	5.50%	6.00%	6.00
Weighted average discount rate used to determine net periodic benefit cost	5.50%	6.00%	6.00
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return	8.50%	8.50%	8.50

Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. The discount rate assumption is based on rates of high quality corporate bonds. The expected long-term rate of return was estimated using historical long-term returns based on the expected asset allocations. Current participant data was used for the actuarial assumptions for each of the three years ended December 31, 2010. The Company contributed $0.8 million to the Plan during the year ended December 31, 2010. The Company did not make any contributions to the Plan during the years ended December 31, 2009 and 2008. It is anticipated that the Company will be required to contribute $0.5 million to the Plan for the year ended December 31, 2011.

The Plan’s investment policies and strategies are to invest in mutual funds that are rated with at least a 3-star rating awarded by Morningstar at the initial purchase. If a fund’s Morningstar rating falls below a 3-star rating after an initial purchase, it is monitored to determine that its under-performance can be attributed to market conditions rather than fund management deficiencies. Fund manager changes or changes in fund objectives could be cause for replacement of any mutual fund. The Plan also maintains an aggressive growth investment category which includes investments in equity securities and mutual funds. Both public and private securities are eligible for this category of investment, but no more than 5% of total Plan assets at the time of the initial investment may be invested in any one company. Beyond the initial cost limitation (5% at time of purchase), there is no limitation as to the percentage that any one investment can represent if it is achieved through growth. As a means to reduce negative market volatility and concentration, the Plan has a strategy of selling call options against certain stock positions within the portfolio when considered timely. At December 31, 2010, 2.5% of the Plan’s assets were invested in the aggressive growth category.

The Plan’s targeted asset allocation was 72% equity securities, 25% debt securities and 3% cash during the year ended December 31, 2010. A rebalancing of the portfolio takes place on a quarterly basis when there has been a 5% or greater change from the prevailing benchmark allocation.

The fair values of the pension plan’s assets at December 31, 2010 by asset category are as follows (in thousands):

Asset Category	Quoted Prices In Active Markets for Identical Assets (Level 1)
Cash	$462
Mutual Funds: (1)
US Large Cap Growth	1,152
US Large Cap Value	1,028
US Large Cap Blend	3,268
US Mid-Cap Growth	648
US Mid-Cap Value	1,273
US Mid-Cap Blend	982
US Small Cap Blend	250
International Equity	3,264
Balanced	11,334
Common Stock (2)	608

Total pension assets	$24,269

(1)	The plan maintains diversified mutual funds in an attempt to diversify risks and reduce volatility while achieving the targeted asset mix.
(2)	This category invests in aggressive growth common stocks.

The pension assets were measured using the market valuation technique with level 1 input. Quoted market prices are available for identical securities for the mutual funds and common stock and all the pension assets trade in active markets.

The following benefit payments are expected to be paid (in thousands):

Expected Future Service	Pension Benefits
2011	$1,496
2012	1,549
2013	1,606
2014	1,681
2015	1,864
Years 2016-2020	10,247

Defined Contribution 401(k) Plan:

The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

	For the Years Ended December 31,
	2010		2009	2008
Employee salary contribution limit (1)		$16.5	16.5	15.5
Percentage of salary limitation	%	75	75	75
Total match contribution (2)		$-	771	2,551
Vesting of employer match		Immediate	Immediate	Immediate

(1)	For the years ended December 31, 2010, 2009 and 2008, employees over the age of 50 were entitled to contribute $22,000, $22,000 and $20,500, respectively.
(2)	The employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. The Company discontinued the employer match on April 1, 2009.

2008 Expense Reduction Initiative

The Company established the 2008 Expense Reduction Initiative for all non-executive employees of the Company and its subsidiaries. The awards were subject to achieving certain expense reduction targets. The 2008 Expense Reduction Initiative was discontinued during the year ended December 31, 2009. Included in the consolidated statement of operations during the year ended December 31, 2008 was $2.2 million of employee compensation and benefits expenses associated with the initiative.

21. Commitments and Contingencies

The Company is a lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum future rental payments under such leases, at December 31, 2010, for the periods shown are (in thousands):

00000000
Year Ending December 31,	Amount
2011	$8,656
2012	7,911
2013	7,188
2014	5,878
2015	5,226
Thereafter	60,906

Total	$95,765

	For the Years Ended December 31,
	2010	2009	2008
Rental expense for premises and equipment	$10,973	12,124	13,887

In the normal course of its business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and to issue standby and documentary letters of credit and involve, to varying degrees, elements of credit risk. BankAtlantic’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. BankAtlantic uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments with off-balance sheet risk were (in thousands):

	0000000000	0000000000
	As of December 31,
	2010	2009
Commitments to sell fixed rate residential loans	$14,408	$23,255
Commitments to originate loans held for sale	12,571	18,708
Commitments to originate loans held to maturity	10,693	43,842
Commitments to purchase residential loans	2,590	-
Commitments to extend credit, including the undisbursed portion of loans in process	357,730	396,627
Standby letters of credit	9,804	13,573
Commercial lines of credit	77,144	74,841

Commitments to extend credit are agreements to lend funds to a customer subject to conditions established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements at December 31, 2010. BankAtlantic has $20.1 million of commitments to extend credit at a fixed interest rate and $360.9 million of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $8.3 million at December 31, 2010. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $1.5 million at December 31, 2010. Those guarantees are primarily issued to support public and private borrowing arrangements and generally have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments which are collateralized similar to other types of borrowings. Included in other liabilities at December 31, 2010 was $34,000 of unearned guarantee fees.

BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $29.4 million and $25.9 million at December 31, 2010 and 2009, respectively.

As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2010 BankAtlantic was in compliance with this requirement, with an investment of approximately $43.6 million in stock of the FHLB of Atlanta.

Pursuant to the Ryan Beck sale agreement, the Company agreed to indemnify Stifel and its affiliates against any claims of any third party losses attributable to disclosed or undisclosed liabilities that arise out of the conduct or activities of Ryan Beck prior to the Stifel acquisition of Ryan Beck. The indemnification of the third party losses is limited to those losses which individually exceed $100,000, and in the aggregate exceed $3 million with a $20 million limitation on the indemnity. The indemnified losses include federal taxes and litigation claims. The indemnification period for litigation claims asserted ended on August 31, 2009. Included in the Company’s consolidated statement of operations in discontinued operations during each of the years in the two years ended December 31, 2010 was $0.5 million in indemnification costs.

BankAtlantic has terminated various operating leases originally executed for store expansion or back-office facilities. In certain lease terminations, the landlord consents to the assignment of the lease to a third party; however, BankAtlantic remains secondarily liable for the lease obligation. As of December 31, 2010, BankAtlantic was secondarily liable for $9.4 million of lease payments associated with lease assignments. BankAtlantic uses the same credit policies in assigning these leases to third parties as it does in originating loans. BankAtlantic recognizes a lease guarantee obligation upon the execution of lease assignments and included in other liabilities at December 31, 2010 was $0.2 million of unamortized lease guarantee obligations.

The FDIC is authorized to raise deposit assessment rates in certain circumstances, which would affect savings institutions in all risk categories. The FDIC has exercised this authority several times in the past and could raise rates in the future. In April 2009, the FDIC raised its assessment rates based on the risk rating of each financial institution and in June 2009 the FDIC imposed a 5 basis point special assessment. In September 2009, the FDIC required financial institutions to prepay, on December 31, 2009, their estimated FDIC insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Included in the Company’s statement of operations for the year ended December 31, 2009 was a $2.4 million FDIC special assessment and FDIC insurance assessments of $10.1 million, $8.6 million, and $2.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Included in the Company’s statement of financial condition as of December 31, 2010 were prepaid FDIC assessments of $22.0 million. Continued increases in deposit insurance premiums would have an adverse effect on our earnings.

The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of December 31, 2010 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable. Management currently estimates the aggregate range of reasonably possible losses as $9.9 million to $45.6 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2010. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

In certain matters we are unable to estimate the loss or reasonable range of loss until additional developments in the case provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters the claims are broad and the plaintiffs have not quantified or factually supported the claim.

We believe that liabilities arising from litigation and regulatory matters, discussed below, in excess of the amounts currently accrued, if any, will not have a material impact to the Company’s financial statements. However, due to the significant uncertainties involved in these legal matters, we may incur losses in excess of accrued amounts and an adverse outcome in these matters could be material to the Company’s financial statements.

The following is a description of the ongoing litigation and regulatory matters:

Class action securities litigation

In October 2007, the Company and current or former officers of the Company were named in a lawsuit which alleges that during the period of November 9, 2005 through October 25, 2007, the Company and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint seeks to assert claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks unspecified damages. On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of the Company’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 who retained those shares until the end of the period. The jury rejected the plaintiffs’ claim for the six month period from October 19, 2006 to April 25, 2007. Prior to the beginning of the trial, the plaintiffs abandoned any claim for any prior period. The Company has filed motions to set aside the verdict and the judge has indicated that if those are denied she will certify the jury verdict to the United States Court of Appeals to the Eleventh Circuit before any judgment is entered or claims process is commenced.

In July 2008, the Company, certain officers and Directors were named in a lawsuit which alleges that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to the Company’s Commercial Real Estate Loan Portfolio. The Complaint further alleges that the Company’s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and seeks damages on behalf of the Company. The case has been stayed pending final resolution of the class action securities litigation.

Class Action Overdraft Processing Litigation

In November 2010, the two pending class action complaints against BankAtlantic associated with overdraft fees were consolidated. The Complaint, which asserts claims for breach of contract and breach of the duty of good faith and fair dealing, alleges that BankAtlantic improperly re-sequenced debit card transactions from largest to smallest, improperly assessed overdraft fees on positive balances, and improperly imposed sustained overdraft fees on customers. BankAtlantic has filed a motion to dismiss which is pending with the Court.

Office of Thrift Supervision Overdraft Processing Investigation

On January 6, 2011, the Office of Thrift Supervision advised BankAtlantic that it had determined, subject to receipt of additional information from BankAtlantic, that BankAtlantic had engaged in deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act relating to certain of BankAtlantic’s deposit-related products. The OTS provided BankAtlantic the opportunity to respond with any additional or clarifying information, and BankAtlantic submitted a written response to the OTS on February 7, 2011 addressing the OTS’s position.

Securities and Exchange Commission Investigation

The Company has received a notice of investigation from the Securities and Exchange Commission, Miami Regional Office and subpoenas for information. The subpoenas request a broad range of documents relating to, among other matters, recent and pending litigation to which the Company is or was a party, certain of the Company’s non-performing, non-accrual and charged-off loans, the Company’s cost saving measures, loan classifications, BankAtlantic Bancorp’s asset workout subsidiary, and the recent Orders with the OTS entered into by the Parent Company and BankAtlantic. Various current and former employees have also received subpoenas for documents and testimony. The Company is fully cooperating with the SEC.

22. Regulatory Matters

The Parent Company is a unitary savings bank holding company subject to regulatory oversight, examination and supervision by the Office of Thrift Supervision (“OTS”), including reporting requirements. The Company is also subject to the reporting and other requirements of the Securities Exchange Act of 1934. In addition, BFC owns 27,333,428 shares of Class A common stock and 100% of Class B common stock, which amounts to 44% of the Company’s outstanding common stock and 71% of the voting power of the Company’s common stock. BFC is subject to the same oversight by the OTS as discussed herein with respect to the Company.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law, permanently raising the maximum standard deposit insurance to $250,000 per depositor for each ownership category as defined by the FDIC. The Act also provides for full deposit insurance coverage on non-interest bearing deposit accounts until December 31, 2012.

The ability of BankAtlantic to pay dividends or make other distributions to the Parent Company in subsequent periods is subject to regulations and Office of Thrift Supervision (“OTS”) approval and is based upon BankAtlantic’s regulatory capital levels and net income. Under the terms of the Bank Order, BankAtlantic is prohibited from paying dividends to the Parent Company without the prior written non-objection of the OTS. The OTS would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OTS believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, and there is no assurance that the OTS will approve future capital distributions from BankAtlantic. Accordingly, the Parent Company does not expect to receive cash dividends from BankAtlantic in the foreseeable future. However, the Parent Company may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans. There is no assurance that the Parent Company will be able to monetize the loans on acceptable terms, if at all. During the year ended December 31, 2008, BankAtlantic paid $15 million of dividends to the Parent Company. BankAtlantic did not pay dividends to the Parent Company during the years ended December 31, 2010 and 2009.

Pursuant to the terms of the Bank Order, BankAtlantic is required to attain by June 30, 2011 and maintain a tier 1 (core) capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. At

December 31, 2010, BankAtlantic had a tier 1 (core) capital ratio of 6.22% and a total risk-based capital ratio of 11.72%. During the years ended December 31, 2010 and 2009, the Parent Company contributed $28 million and $105 million, respectively, of capital to BankAtlantic. BankAtlantic may not meet the required regulatory capital ratios in the timeframe set forth by the Bank Order or at all.

BankAtlantic’s actual capital amounts and ratios are presented in the table and are compared to the prompt corrective action (“PCA”) “well capitalized” requirements and the capital requirements set forth in the Bank Order that BankAtlantic must attain and maintain as of June 30, 2011 (dollars in thousands):

	00000000	00000000	00000000	00000000	00000000	00000000
	Actual		PCA Defined Well Capitalized		Bank Order Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
Total risk-based capital	$334,601	11.72%	$285,541	10.00%	$399,758	14.00%
Tier I risk-based capital	$276,362	9.68%	$171,325	6.00%	$171,325	6.00%
Tangible capital	$276,362	6.22%	$66,672	1.50%	$66,672	1.50%
Core capital	$276,362	6.22%	$222,240	5.00%	$355,584	8.00%
As of December 31, 2009:
Total risk-based capital	$422,724	12.56%	$336,466	10.00%
Tier I risk-based capital	$357,660	10.63%	$201,880	6.00%
Tangible capital	$357,660	7.58%	$70,814	1.50%
Core capital	$357,660	7.58%	$236,046	5.00%

23. Restricted Stock, Common Stock and Common Stock Option Plans

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

In September 2010, the Company filed a registration statement with the Securities and Exchange Commission registering the offer and sale of up to $125 million of Class A common stock in an underwritten public offering. This registration statement has not yet been declared effective and it is uncertain whether the Company will pursue the sale of any of the shares of Class A common stock under this registration statement.

In February 2010, the Company filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $75 million of Class A common stock, preferred stock, subscription rights, warrants or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in a prospectus supplement if and when offered. As a result of the completion of the rights offering in July 2010 under this registration statement, $55 million of securities remain available for future issuance under this registration statement.

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

During the years ended December 31, 2010, 2009 and 2008, the Company received net consideration of $0, $0, and $0.1 million, respectively, from the exercise of stock options.

BankAtlantic Bancorp Restricted Stock and Stock Option Plans:

	000000000	000000000	000000000	000000000	000000000
	Stock Option Plans

	Maximum Term	Shares Authorized (3)	Class of Stock	Vesting Requirements	Type of Options (2)

2001 Amended and Restated Stock Option Plan (3)	10 years	783,778	Class A	(1)	ISO, NQ
2005 Restricted Stock and Option Plan (4)	10 years	9,375,000	Class A	(1)	ISO, NQ

(1)	Vesting is established by the Compensation Committee in connection with each grant of options or restricted stock. All directors’ stock options vest immediately.
(2)	ISO - Incentive Stock Option

NQ - Non-qualifying Stock Option

(3)	In 2005, all shares remaining available for grant under the 2001 stock option plan were canceled.
(4)

The Plan provides that up to 9,375,000 shares of Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan. The Plan was amended in May 2009 to increase the allowable shares issuable from 1,200,000 to 9,375,000.

The following is a summary of the Company’s non-vested restricted Class A common share activity:

	00000000000000	00000000000000
	Class A Non-vested Restricted Stock	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2007	30,689	$42.01
Vested	(10,295)	33.77
Forfeited	-	-
Granted	5,455	9.70

Outstanding at December 31, 2008	25,849	38.47
Vested	(6,049)	26.56
Forfeited	-	-
Granted	-	-

Outstanding at December 31, 2009	19,800	42.11
Vested	(9,900)	38.52
Forfeited	(116,000)	1.82
Granted	1,675,000	1.24

Outstanding at December 31, 2010	1,568,900	$1.48

In February 2010, the Board of Directors granted to employees 1,600,000 restricted shares of Class A Common Stock awards (“RSA”) under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. The Board of Directors also granted 75,000 RSAs to employees of BFC that perform services for the Company. The grant date fair value was calculated based on the closing price of the Company’s Class A common stock on the grant date. The RSAs vest pro-rata over four years and had a fair value of $1.24 per share at the grant date.

As of December 31, 2010, the total unrecognized compensation cost related to non-vested restricted stock compensation was approximately $1.6 million. The cost is expected to be recognized over a weighted-average period of approximately 3 years. The fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $15,000, $19,000, and $90,000 million, respectively.

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

The table below presents the weighted average assumptions used to value options granted to employees and directors during the year ended December 31, 2008. There were no options granted to employees or directors during the years ended December 31, 2010 and 2009.

Volatility	46.09%
Expected dividends	1.03%
Expected term (in years)	5
Risk-free rate	3.29%

The following is a summary of the Company’s Class A common stock option activity:

	000000000000	000000000000	000000000000	000000000000
	Class A Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at December 31, 2007	1,064,498	56.17	6.2
Exercised	(6,630)	15.60
Forfeited	(126,678)	74.81
Expired	(111,526)	30.50
Granted	75,954	9.70

Outstanding at December 31, 2008	895,618	53.09	5.8
Exercised	-	-
Forfeited	(38,337)	72.56
Expired	(77,062)	28.10
Granted	-	-

Outstanding at December 31, 2009	780,219	54.61	5.2
Exercised	-
Forfeited	(156,191)	61.34
Expired	(42,287)	42.43
Granted	-

Outstanding at December 31, 2010	581,741	53.69	3.7	$-

Exercisable at December 31, 2010	489,872	52.48	3.3	$-

Available for grant at December 31, 2010	7,514,493

The weighted average grant date fair value of options granted during 2008 was $3.95. The total intrinsic value of options exercised during the years ended December 31, 2008 was $25,000. There were no options granted or exercised during the years ended December 31, 2010 and 2009.

Total unearned compensation cost related to the Company’s nonvested Class A common stock options was $0.7 million at December 31, 2010. The cost is expected to be recognized over a weighted average period of 0.7 years.

Included in the Company’s statement of operations in compensation expense was $1.4 million, $2.4 million and $1.8 million of share-based compensation expense for the years ended December 31, 2010, 2009 and 2008, respectively. There was no recognized tax benefit associated with the compensation expense for the years ended December 31, 2010, 2009 and 2008 as it was not more likely than not that the Company would realize the tax benefits associated with the share based compensation expense.

24. Discontinued Operations and Sale of Ryan Beck

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

The Stifel sales agreement also required the Company to indemnify Stifel for certain losses arising out of activities of Ryan Beck prior to the sale and asserted through August 31, 2009. The Company recognized in its consolidated statement of operations in discontinued operations for each of the years in the two years ended December 31, 2010 $0.5 million of indemnification expenses.

In January 2011, the Company and Stifel entered into a release and settlement agreement with respect to outstanding indemnity claims asserted by Stifel. The Company agreed to pay Stifel $0.5 million to satisfy all of the Company’s obligations to Stifel arising out of the indemnification agreement with the exception of one claim that was not covered by the settlement agreement. The Company reserved all rights and defenses concerning its obligation to indemnify Stifel with respect to this claim.

25. Earnings per Share

The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2010, 2009 and 2008 (in thousands, except share data).

	00000000000000	00000000000000	00000000000000	00000000000000	00000000000000
	For The Years Ended December 31,

	2010	2009		2008

Basic loss per share Numerator:		As Adjusted	As Reported	As Adjusted	As Reported

Continuing operations	$(142,750)	(189,520)	(189,520)	(219,244)	(219,244)
Less: net income attributable to non-controlling interest	(931)	-	-	-	-

Continuing operation attributable to BankAtlantic Bancorp, Inc.	(143,681)	(189,520)	(189,520)	(219,244)	(219,244)
Discontinued operations	(500)	3,701	3,701	16,605	16,605

Net loss	$(144,181)	(185,819)	(185,819)	(202,639)	(202,639)

Denominator:
Basic weighted average number of common shares outstanding	55,834,756	23,717,726	23,624,713	15,156,708	15,079,396

Basic loss per share from:
Continuing operations	$(2.57)	(7.99)	(8.02)	(14.47)	(14.54)
Discontinued operations	(0.01)	0.16	0.15	1.10	1.10

Basic loss per share	$(2.58)	(7.83)	(7.87)	(13.37)	(13.44)

	For the Years Ended December 31,

	2010	2009		2008

Diluted loss per share Numerator:		As Adjusted	As Reported	As Adjusted	As Reported

Continuing operations	$(142,750)	(189,520)	(189,520)	(219,244)	(219,244)
Less: net income attributable to non-controlling interest	(931)	-	-	-	-

Continuing operation attributable to BankAtlantic Bancorp, Inc.	(143,681)	(189,520)	(189,520)	(219,244)	(219,244)
Discontinued operations	(500)	3,701	3,701	16,605	16,605

Net loss	(144,181)	(185,819)	(185,819)	(202,639)	(202,639)

Denominator:
Basic weighted average number of common shares outstanding	55,834,756	23,717,726	23,624,713	15,156,708	15,079,396
Stock-based compensation	-	-	-	-	-

Diluted weighted average shares outstanding	55,834,756	23,717,726	23,624,713	15,156,708	15,079,396

Diluted loss per share from:
Continuing operations	$(2.57)	(7.99)	(8.02)	(14.47)	(14.54)
Discontinued operations	(0.01)	0.16	0.15	1.10	1.10

Diluted loss per share	$(2.58)	(7.83)	(7.87)	(13.37)	(13.44)

Options to acquire 581,741, 780,219, and 868,165 shares of Class A common stock were anti-dilutive for the years ended December 31, 2010, 2009 and 2008, respectively. Restricted non-vested Class A common stock outstanding of 1,568,900, 19,800 and 25,849 were anti-dilutive for the years ended December 31, 2010, 2009 and 2008, respectively.

On July 20, 2010 and September 29, 2009, the Company completed rights offerings of Class A common stock to its shareholders at a subscription price that was lower than the market price of the Company’s Class A common stock. As a consequence, the rights offering was deemed to contain a bonus element that is similar to a stock dividend requiring the Company to adjust the weighted average number of common shares used to calculate basic and diluted earnings per share in prior periods retrospectively by a factor of 1.0051 and 1.340, respectively.

26. Fair Value Measurement

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

The following tables present major categories of the Company’s assets measured at fair value on a recurring basis as of December 31, 2010 (in thousands):

		Fair Value Measurements Using
Description	As of December 31, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Mortgage-backed securities	$112,042	-	112,042	-
REMICS	68,841	-	68,841	-
Agency bonds	60,143	-	60,143	-
Municipal bonds	162,123	-	162,123	-
Taxable securities	19,922		19,922	-
Foreign currency put options	24	24	-	-
Equity securities	1,296	1,296	-	-

Total	$424,391	1,320	423,071	-

The following tables present major categories of the Company’s assets measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

		Fair Value Measurements Using
Description	As of December 31, 2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Mortgage-backed securities	$211,945	-	211,945	-
REMICS	107,347	-	107,347	-
Bonds	250	-	-	250
Equity securities	785	785	-	-

Total	$320,327	785	319,292	250

There were no recurring liabilities measured at fair value in the Company’s financial statements as of December 31, 2010 or 2009.

The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010 (in thousands):

Other Bonds
Beginning Balance	$250
Total gains and losses (realized/unrealized)
Included in earnings	-
Included in other comprehensive income	-
Purchases, issuances, and settlements	(250)
Transfers in and/or out of Level 3	-

Ending balance	$-

The following table presents major categories of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009 (in thousands):

	Bonds	Equity Securities	Total

Beginning Balance	$250	1,588	1,838
Total gains and losses (realized/unrealized)
Included in earnings	-	(1,588)	(1,588)
Included in other comprehensive income	-	-	-
Purchases, issuances, and settlements	-	-	-
Transfers in and/or out of Level 3	-	-	-

Ending balance	$250	-	250

The $1.6 million equity securities loss represents an other-than-temporary impairment associated with a decline in value related to an equity investment in an unrelated financial institution.

The valuation techniques and the inputs used in our financial statements to measure the fair value of our recurring financial instruments are described below.

The fair values of agency bonds, municipal bonds, taxable bonds, mortgage-backed and real estate mortgage conduit securities (“REMICS”) are estimated using independent pricing sources and matrix pricing. Matrix pricing uses a market approach valuation technique and Level 2 valuation inputs as quoted market prices are not available for the specific securities that the Company owns. The independent pricing sources value these securities using observable market inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in the secondary institutional market which is the principal market for these types of assets. To validate fair values obtained from the pricing sources, the Company reviews fair value estimates obtained from brokers, investment advisors and others to determine the reasonableness of the fair values obtained from independent pricing sources. The Company reviews any price that it determines may not be reasonable and requires the pricing sources to explain the differences in fair value or reevaluate its fair value.

Other bonds and equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2 or Level 3) with inputs obtained from independent pricing sources, if available. We also obtain non-binding broker quotes to validate fair values obtained from matrix pricing. However, for certain equity and debt securities in which observable market inputs cannot be obtained, we value these securities either using the income approach and pricing models that we have developed or based on observable market data that we adjust based on our judgment of the factors we believe a market participant would use to value the securities (Level 3).

The fair value of foreign currency put options was obtained using the market approach and quoted market prices using Level 1 inputs.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2010 (in thousands):

	Fair Value Measurements Using
Description	December 31, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments (1)

Loans measured for impairment using the fair value of the underlying collateral	$395,333	-	-	395,333	146,521
Impairment of asset held for sale	13,878	-	-	13,878	4,469
Impairment of real estate owned	26,359	-	-	26,359	6,830
Impairment of real estate held for sale	5,435	-	-	5,435	2,604

Total	$441,005	-	-	441,005	160,424

(1) Total impairments represents the amount of loss recognized during the year ended December 31, 2010 on assets that were measured at fair value as of December 31, 2010

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2009 (in thousands):

	Fair Value Measurements Using
Description	December 31, 2009	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments

Loans measured for impairment using the fair value of the underlying collateral	$259,392	-	-	259,392	189,193
Impairment of real estate owned	16,980	-	-	16,980	4,124
Impairment of real estate held for sale	6,045	-	-	6,045	817
Impaired real estate held for development and sale	6,435	-	-	6,435	3,871
Impaired goodwill	-	-	-	-	9,124

Total	$288,852	-	-	288,852	207,129

There were no liabilities measured at fair value on a non-recurring basis in the Company’s financial statements during the years ended December 31, 2010 and 2009, respectively.

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

Impaired Real Estate Owned, Assets Held for Sale and Real Estate Held for Development and Sale

Real estate is generally valued using third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. However, the appraisers or brokers use professional judgments in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date. As a consequence of using appraisals, broker price opinions and adjustments to appraisals, the fair values of the properties are considered Level 3 inputs.

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

Financial Disclosures about Fair Value of Financial Instruments

	December 31, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$97,930	97,930	108,445	108,445
Interest bearing deposits in other banks	455,538	455,538	126,352	126,352
Securities available for sale	424,367	424,367	320,327	320,327
Derivatives	24	24	-	-
Investment securities	1,500	1,500	1,500	1,500
Tax certificates	89,789	90,738	110,991	112,472
Federal home loan bank stock	43,557	43,557	48,751	48,751
Loans receivable including loans held for sale, net	3,047,944	2,698,348	3,694,326	3,392,681
Financial liabilities:
Deposits	3,893,014	3,895,631	3,969,680	3,971,702
Short term borrowings	22,764	22,764	27,271	27,271
Advances from FHLB	170,000	170,038	282,012	282,912
Subordinated debentures and notes payable	22,000	21,759	22,697	20,645
Junior subordinated debentures	322,385	107,274	308,334	74,943

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

Interest bearing deposits in other banks include $45.6 million of certificates of deposits guaranteed by the FDIC with maturities of less than one year. Due to the FDIC guarantee and the short maturity of these certificates of deposit, the fair value of these deposits approximates the carrying value.

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

The fair value of BankAtlantic’s mortgage-backed bond for the year ended December 31, 2009 was based on discounted values of contractual cash flows at a market discount rate. The mortgage-backed bond was repaid during the year ended December 31, 2010.

In determining the fair value of all of the Company’s junior subordinated debentures, the Company used NASDAQ price quotes available with respect to its $67.5 million of publicly traded trust preferred securities related to its junior subordinated debentures (“public debentures”). However, $254.9 million of the outstanding trust preferred securities related to its junior subordinated debentures are not traded, but are privately held in pools (“private debentures”) and with no liquidity or readily determinable source for valuation. We have deferred the payment of interest with respect to all of our junior subordinated debentures as permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at December 31, 2010 and 2009, and as a practical alternative, management used the NASDAQ price quotes of the public debentures to value all of the outstanding junior subordinated debentures whether privately held or public traded.

The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not significant. (See Note 21 for the contractual amounts of BankAtlantic’s financial instrument commitments.)

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

Based on market conditions, BankAtlantic writes call options on recently purchased agency securities (“covered calls”). Included in the statement of operations in securities activities, net during the years ended December 31, 2008 was covered call transaction gains of $0.4 million. The Company had no call options outstanding as of December 31, 2010 and 2009.

During 2010, BankAtlantic expanded its cruise ship automated teller machine (“ATM”) operations and began dispensing foreign currency from certain ATMs on cruise ships. BankAtlantic purchased foreign currency put options as an economic hedge for the foreign currency in its cruise ship ATMs. The foreign currency put options are valued based on market quotes, which is a level 1 input. Included in securities available for sale as of December 31, 2010 was $24,000 of foreign currency put options. Included in the statement of operations in securities activities, net during the years ended December 31, 2010 was foreign currency put option losses of $0.1 million.

27. Related Parties

The Company, BFC and Bluegreen Corp. (“Bluegreen”) may be deemed to be under common control. The controlling shareholder of the Company and Bluegreen is BFC. Shares of BFC’s capital stock representing a majority of the voting power are owned or controlled by the Company’s Chairman and Vice Chairman, both of whom are also directors of the Company, executive officers and directors of BFC and directors of Bluegreen. The Company, BFC and Bluegreen share certain office premises and employee services, pursuant to the agreements described below.

In March 2008, BankAtlantic entered into an agreement with BFC to provide information technology support in exchange for monthly payments by BFC to BankAtlantic. In May 2008, BankAtlantic also entered into a lease agreement with BFC under which BFC pays BankAtlantic monthly rent for office space in BankAtlantic’s corporate headquarters.

The Company maintains service agreements with BFC pursuant to which BFC provides human resources, risk management and investor relations services to the Company. BFC is compensated for these services based on its cost.

In June 2010, BankAtlantic and the Parent Company entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. BFC is compensated $12,500 per month by each of BankAtlantic and the Parent Company and, if BFC’s efforts result in net recoveries of any non-performing loan or the sale of real estate owned, it will receive a fee equal to 1% of the net value recovered. During the year ended December 31, 2010, BFC recognized $0.8 million of real estate advisory service fees under this agreement.

The table below shows the effect of service arrangements on the Company’s consolidated statement of operations for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	For the Years Ended December 31,
	2010	2009	2008
Non-interest income:
Other - office facilities	$548	545	442
Non-interest expense:
Employee compensation Benefits	(77)	(91)	(110)
Other - back-office support	(3,342)	(1,807)	(1,614)

Net effect of affiliate transactions before income taxes	$(2,871)	(1,353)	(1,282)

The Company in prior periods issued options to acquire shares of the Company’s Class A common stock to employees of BFC. Additionally, employees of the Company have transferred to affiliate companies and the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees. The Company also issues options and restricted stock awards to BFC employees that perform services for the Company. During the year ended December 31, 2010, the Company granted 75,000 non-vested restricted Class A common stock awards to BFC employees that perform services for the Company. These stock awards vest pro-rata over a four year period. There were no options exercised by former employees during the years ended December 31, 2010, 2009 and 2008 and the Company recorded $77,000, $50,000 and $26,000 of expenses relating to these awards for the years ended December 31, 2010, 2009 and 2008, respectively.

Options and non-vested restricted stock outstanding to BFC employees consisted of the following as of December 31, 2010:

	Class A Common Stock	Weighted Average Price
Options outstanding	47,761	$55.26
Non-vested restricted stock	75,000	-

BankAtlantic entered into securities sold under agreements to repurchase transactions with BFC during the year ended December 31, 2008. These transactions have the same general terms as BankAtlantic repurchase agreements with unaffiliated third parties. The Company recognized $80,000 of interest expense in connection with the above repurchase transactions during 2008. BankAtlantic did not enter into repurchase transactions with BFC during the years ended December 31, 2010 and 2009.

Additionally, BFC had deposits at BankAtlantic totaling $1.8 million and $20.9 million as of December 31, 2010 and 2009, respectively. The Company recognized $1,000 and $39,000 of interest expense in connection with the above deposits. These deposits were on the same general terms as offered to unaffiliated third parties.

As of December 31, 2009, BFC had $7.7 million invested through the Certificate of Deposit Account Registry Service (“CDARS”) program at BankAtlantic. The CDARS program facilitates the placement of funds into certificates of deposit issued by other financial institutions in increments less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC insurance coverage. BankAtlantic received $28.4 million of deposits from other participating CDARS financial institutions’ customers in connection with this program, and these amounts are included in brokered deposits in the Company’s statement of financial condition as of December 31, 2009. BFC and its subsidiaries did not have funds deposited through the CDARS program as of December 31, 2010.

In connection with the Company’s rights offering in June 2010, BFC exercised its basic subscription rights, in full, amounting to 5,986,865 shares, and requested to purchase an additional 4,013,135 shares of Class A common stock to the extent available. In connection with the exercise of its subscription rights, BFC delivered to the Company $15.0 million in cash, which represented the full purchase price for all of the shares subscribed for by BFC. In exchange, the Company issued to BFC 4,697,184 shares of Class A common stock, which represented substantially all of its basic subscription rights exercise (less only rights relating to shares held in street name), and delivered to BFC a $8.0 million promissory note for the balance of the funds received. The promissory note had a scheduled maturity of July 30, 2010 and was payable in cash or shares of Class A common stock issuable to BFC in connection with its exercise of subscription rights in the rights offering. The delivery of funds by BFC directly to the Company in connection with the exercise of its subscription rights enabled the Company to contribute the $15.0 million of proceeds from the promissory note and the issuance of Class A common stock to BankAtlantic as a capital contribution prior to the end of the 2010 second quarter. In July 2010, in connection with the completion of the rights offering, the Company satisfied the promissory note due BFC, in accordance with its terms, by issuing to BFC the additional 5,302,816 shares of Class A Common Stock subscribed for by BFC in the rights offering. BFC’s subscription rights exercise resulted in an increase in BFC’s ownership interest in the Company by approximately 7% from 37% to 44% and an increase in BFC’s voting interest by approximately 5% from 66% to 71%.

The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”). Prior to his retirement in 2006, Bruno DiGiulian, a director of the Company, was of counsel to Ruden, McClosky. Fees aggregating $181,000, $55,000, and $75,000 were paid by the Company to Ruden, McClosky during the years ended December 31, 2010, 2009 and 2008, respectively.

28. Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for segment reporting is based on internal reports utilized by management. Results of operations are reported through two reportable segments: BankAtlantic and Parent Company. BankAtlantic activities consist of retail banking services delivered through a network of branches located in Florida. The Parent Company activities consist of equity and debt financings, capital management and acquisition related expenses. Additionally, effective March 31, 2008, a wholly-owned subsidiary of the Parent Company purchased non-performing loans from BankAtlantic. As a consequence, the Parent Company activities also include managing this portfolio of non-performing loans and related real estate owned.

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

The Company evaluates segment performance based on segment net income after tax. The table below is segment information for income from continuing operations for each of the years in the three year period ended December 31, 2010 (in thousands):

	BankAtlantic	Parent Company	Adjusting and Elimination Entries	Segment Total
2010
Interest income	$176,025	300	(17)	176,308
Interest expense	(24,691)	(14,872)	17	(39,546)
(Provision) for loan losses	(138,825)	(5,536)	-	(144,361)
Non-interest income	105,762	2,311	(1,060)	107,013
Non-interest expense	(236,315)	(9,043)	1,060	(244,298)

Segments loss before income taxes	(118,044)	(26,840)	-	(144,884)
Benefit for income tax	2,134	-	-	2,134

Segment net loss	$(115,910)	(26,840)	-	(142,750)

Total assets	$4,469,168	338,358	(298,093)	4,509,433

Equity method investments included in total assets	$-	10,361	-	10,361

Goodwill	$13,081	-	-	13,081

Expenditures for segment assets	$3,994	-	-	3,994

Depreciation and amortization	$18,253	794	-	19,047

	BankAtlantic	Parent Company	Adjusting and Elimination Entries	Segment Total
2009
Interest income	$223,048	573	(28)	223,593
Interest expense	(59,724)	(15,535)	28	(75,231)
(Provision) for loan losses	(214,244)	(18,414)	-	(232,658)
Non-interest income	129,292	1,564	(1,035)	129,821
Non-interest expense	(258,799)	(9,000)	1,035	(266,764)

Segments loss before income taxes	(180,427)	(40,812)	-	(221,239)
Benefit for income tax	31,719	-	-	31,719

Segment net loss	$(148,708)	(40,812)	-	(189,520)

Total assets	$4,755,122	456,860	(396,365)	4,815,617

Equity method investments included in total assets	$3,256	9,307	-	12,563

Goodwill	$13,081	-	-	13,081

Expenditures for segment assets	$3,731	-	-	3,731

Depreciation and amortization	$19,669	795	-	20,464

	BankAtlantic	Parent Company	Adjusting and Elimination Entries	Segment Total
2008
Interest income	$313,285	1,445	(214)	314,516
Interest expense	(119,637)	(21,262)	214	(140,685)
(Provision) for loan losses	(135,383)	(24,418)	-	(159,801)
Non-interest income	137,308	1,271	(1,015)	137,564
Non-interest expense	(330,623)	(8,741)	1,015	(338,349)

Segments loss before income taxes	(135,050)	(51,705)	-	(186,755)
(Provision) for income tax	(31,094)	(1,395)	-	(32,489)

Segment net loss	$(166,144)	(53,100)	-	(219,244)

Total assets	$5,713,690	542,478	(441,611)	5,814,557

Equity method investments included in total assets	$1,732	8,820	-	10,552

Goodwill	$22,205	-	-	22,205

Expenditures for segment assets	$11,483	-	-	11,483

Depreciation and amortization	$20,220	799	-	21,019

29. Parent Company Financial Information

Condensed statements of financial condition at December 31, 2010 and 2009 and condensed statements of operations for each of the years in the three year period ended December 31, 2010 are shown below (in thousands):

CONDENSED STATEMENTS OF FINANCIAL CONDITION	As of December 31,
ASSETS	2010	2009
Cash deposited at BankAtlantic	$11,688	$14,002
Interest bearing deposits in other banks	538	-
Securities available for sale	8	5
Investment securities	1,500	1,500
Investment in BankAtlantic	286,648	378,901
Investment in other subsidiaries	26,671	44,629
Investment in unconsolidated subsidiaries	10,361	9,307
Other assets	1,413	4,738

Total assets	$338,827	$453,082

LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to BankAtlantic	470	722
Junior subordinated debentures	322,385	308,334
Other liabilities	1,687	2,455

Total liabilities	324,542	311,511
Stockholders’ equity	14,285	141,571

Total liabilities and stockholders’ equity	$338,827	$453,082

	For the Years Ended December 31,
CONDENSED STATEMENTS OF OPERATIONS	2010	2009	2008
Dividends from BankAtlantic	$-	$-	$15,000
Interest income from related parties	17	28	215
Interest and dividend income on investments	55	193	969

Total interest income and dividends	72	221	16,184
Interest expense junior subordinated debentures	14,872	15,535	21,262

Net interest expense	(14,800)	(15,314)	(5,078)

Securities activity, net	-	19	(356)
Income from unconsolidated subsidiaries	1,054	487	600
Service fees from subsidiaries and related parties	1,057	1,018	988
Other income	13	-	-

Total non-interest income	2,124	1,524	1,232

Employee compensation and benefits	2,656	5,036	3,046
Advertising and promotion	293	250	279
Professional fees	2,895	1,798	1,552
Other expenses	575	528	701

Total non-interest expense	6,419	7,612	5,578

Loss from continuing operations before taxes	(19,095)	(21,402)	(9,424)
Income tax benefit	-	-	1,395

Loss before undistributed earnings of subsidiaries	(19,095)	(21,402)	(10,819)
Equity in loss from BankAtlantic	(116,842)	(148,709)	(181,144)
Equity in loss from other subsidiaries	(7,744)	(19,409)	(27,281)
Discontinued operations	(500)	3,701	16,605

Net loss	$(144,181)	$(185,819)	$(202,639)

CONDENSED STATEMENTS OF CASH FLOW
	For the Years Ended December 31,
(In thousands)	2010	2009	2008
Operating activities:
Net loss	$(144,181)	(185,819)	(202,639)
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Equity in net undistributed earnings of BankAtlantic and other subsidiaries	123,532	167,631	208,425
Net gains on sale of Ryan Beck Holdings, Inc.	-	(8,589)	(11,309)
Share-based compensation expense	703	362	585
Impairments of investment securities	-	1,588	4,560
Deferred interest on junior subordinated debentures	14,051	14,139	-
Deferred tax valuation allowance	-	-	12,496
Amortization and accretion, net	793	793	824
Gains on securities activities	-	(1,607)	(4,204)
(Decrease) increase in other liabilities	(768)	(1,615)	2,220
Changes in due from BankAtlantic	(252)	477	161
Increase in deferred tax asset	-	-	(11,101)
Increase in other assets	2,531	4,677	10,373

Net cash (used in) provided by operating activities	(3,591)	(7,963)	10,391

Investing activities:
Investments in consolidated subsidiaries	(28,000)	(105,000)	(162,290)
Distributions from consolidated subsidiaries	10,214	5,970
Purchase of securities	-	-	(1,854)
Proceeds from sales of securities	-	8,710	182,448

Net cash (used in) provided by investing activities	(17,786)	(90,320)	18,304

Financing activities:
Issuance of common stock	19,601	75,451	103
Common stock dividends paid	-	(282)	(844)

Net cash provided by (used in) financing activities	19,601	75,169	(741)

(Decrease) increase in cash and cash equivalents	(1,776)	(23,114)	27,954
Cash and cash equivalents at beginning of period	14,002	37,116	9,162

Cash and cash equivalents at end of period	$12,226	14,002	37,116

	For the Years Ended December 31
(In thousands)	2010	2009	2008
Cash paid for:
Interest	$3	$1,027	$21,271
Supplementary disclosure of non-cash investing and financing activities:
Securities sold pending settlement	-	2,018	-
Increase (decrease) in stockholders’ equity from other comprehensive income	(4,162)	5,860	(13,704)

30. Selected Quarterly Results (Unaudited)

The following tables summarize the Company’s quarterly results of operations for the years ended December 31, 2010 and 2009 (in thousands except share and per share data).

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the Year Ended

Interest income	$47,788	43,349	44,407	40,764	176,308
Interest expense	11,814	9,920	9,098	8,714	39,546

Net interest income	35,974	33,429	35,309	32,050	136,762
Provision for loan losses	30,755	48,553	24,410	40,643	144,361

Net interest income after provision for loan losses	5,219	(15,124)	10,899	(8,593)	(7,599)

(Loss) before taxes	(20,431)	(51,250)	(25,147)	(48,056)	(144,884)

(Loss) from continuing operations	(20,521)	(51,250)	(25,184)	(45,795)	(142,750)
Discontinued operations		-	-	(500)	(500)

Net loss	$(20,521)	(51,250)	(25,184)	(46,295)	(143,250)

Net loss attributable to BankAtlantic Bancorp	$(20,729)	(51,489)	(25,409)	(46,554)	(144,181)

Basic (loss) per share from continuing operations	$(0.42)	(1.02)	(0.42)	(0.74)	(2.57)
Basic earnings per share from discontinued operations	-	-	-	(0.01)	(0.01)

Basic (loss) per share	$(0.42)	(1.02)	(0.42)	(0.75)	(2.58)

Diluted (loss) per share from continuing operations	$(0.42)	(1.02)	(0.42)	(0.74)	(2.57)
Diluted earnings per share from discontinued operations	-	-	-	(0.01)	(0.01)

Diluted (loss) per share	$(0.42)	(1.02)	(0.42)	(0.75)	(2.58)

Basic weighted average number of common shares outstanding	49,334,584	50,678,568	60,783,516	62,570,546	55,834,756

Diluted weighted average number of common shares outstanding	49,334,584	50,678,568	60,783,516	62,570,546	55,834,756

The first quarter of 2010 was unfavorably impacted by a $30.8 million provision for loan losses. The first quarter provision for loan losses primarily related to commercial and consumer loan charge-offs of $21.3 million and $10.8 million.

The second quarter of 2010 was unfavorably impacted by a $48.6 million provision for loan losses, $1.7 million of impairments associated with properties acquired for branch expansion, and a $2.1 million provision for tax certificate losses. The higher loan loss provision reflects commercial and consumer loan charge-offs of $14.1 million and $11.8 million, respectively, and increases in the commercial real estate loan allowance for loan losses.

During the third quarter of 2010, the Company recognized provisions for loan losses of $24.4 million and impairments and exit activities expenses of $8.2 million. The Company recognized $4.5 million of impairments on assets transferred to held-for-sale in connection with the possible sale of Tampa branches, $2.1 million of employee severance associated with a July 2010 workforce reduction, and a $1.1 million increase in lease termination liability.

During the fourth quarter of 2010, the Company’s recognized provisions for loan losses of $40.6 million and impairment charges of $10.2 million. The impairment charges were primarily associated with a reduction in the work force and write-downs on leases, properties held for sale, and real estate owned. The provision for loan losses was primarily associated with commercial real estate charge-offs.

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

2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	For the Year Ended

Interest income	$62,609	57,180	53,748	50,056	223,593
Interest expense	24,861	20,908	15,896	13,566	75,231

Net interest income	37,748	36,272	37,852	36,490	148,362
Provision for loan losses	44,277	43,494	63,586	81,301	232,658

Net interest income after provision for loan losses	(6,529)	(7,222)	(25,734)	(44,811)	(84,296)

(Loss) before taxes	(46,611)	(38,356)	(52,086)	(84,186)	(221,239)

(Loss) from continuing operations	(46,611)	(38,356)	(52,089)	(52,464)	(189,520)
Discontinued operations	4,201	-	(500)	-	3,701

Net loss	$(42,410)	(38,356)	(52,589)	(52,464)	(185,819)

Basic (loss) per share from continuing operations	$(3.09)	(2.54)	(3.45)	(1.07)	(8.02)
Basic earnings per share from discontinued operations	0.28	-	(0.03)	-	0.16

Basic (loss) per share	$(2.81)	(2.54)	(3.48)	(1.07)	(7.87)

Diluted (loss) per share from continuing operations	$(3.09)	(2.54)	(3.45)	(1.07)	(8.02)
Diluted earnings per share from discontinued operations	0.28	-	(0.03)	-	0.16

Diluted (loss) per share	$(2.81)	(2.54)	(3.48)	(1.07)	(7.87)

Basic weighted average number of common shares outstanding	15,089,994	15,093,007	15,096,420	49,220,267	23,624,713

Diluted weighted average number of common shares outstanding	15,089,994	15,093,007	15,096,420	49,220,267	23,624,713

AS ADJUSTED:
Basic (loss) per share from continuing operations	$(3.07)	(2.53)	(3.43)	(1.06)	(7.99)
Basic earnings per share from discontinued operations	0.27	-	(0.03)	-	0.16

Basic (loss) per share	$(2.80)	(2.53)	(3.46)	(1.06)	(7.83)

Diluted (loss) per share from continuing operations	$(3.07)	(2.53)	(3.43)	(1.06)	(7.99)
Diluted earnings per share from discontinued operations	0.27	-	(0.03)	-	0.16

Diluted (loss) per share	$(2.80)	(2.53)	(3.46)	(1.06)	(7.83)

Basic weighted average number of common shares outstanding	15,167,331	15,170,351	15,173,773	49,334,584	23,717,726

Diluted weighted average number of common shares outstanding	15,167,331	15,170,351	15,173,773	49,334,584	23,717,726

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

During the third quarter of 2009, the Company recognized provisions for loan losses of $63.6 million primarily resulting from increased charge-offs and economic factors impacting the allowance for loan losses. Also included in the third quarter results were $4.8 million of securities gains and $5.4 million of costs associated with debt redemptions.

During the fourth quarter of 2009, the Company’s provision for loan losses increased to $81.3 million primarily due to commercial real estate charge-offs and increased allowance for commercial real estate loan losses. The fourth quarter was also unfavorably impacted by $7.7 million of impairments associated with real estate owned, real estate held for sale and unfavorable lease contracts.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2010, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in Item 8 immediately preceding Report of Independent Registered Certified Public Accounting Firm, which includes an attestation report of our independent registered certified public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Certified Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2010 and 2009.

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2010.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2010.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2010.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

(3)	Exhibits

The following exhibits are either filed as a part of this Form 10-K or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit Number	Description	Reference

3.1	Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001.
3.2	Articles of Amendment to the Restated Articles of Incorporation, effective May 20, 2008	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on May 5, 2008.
3.3	Articles of Amendment to the Restated Articles of Incorporation, effective September 24, 2008	Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C, filed on September 4, 2008.
3.4	Articles of Amendment to the Restated Articles of Incorporation, effective September 26, 2008	Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed on September 26, 2008.
3.5	Articles of Amendment to the Restated Articles of Incorporation, effective May 19, 2009	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2009.
3.6	Amended and Restated Bylaws	Amendment No. 1 to Form 10-K for the year ended December 31, 2007, filed on April 29, 2008.
10.2	2005 Restricted Stock and Option Plan	Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2009.
10.18	Employment agreement of Lloyd B. DeVaux	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.
10.20	Indenture for the Registrant’s 8.50% Junior Subordinated Debentures due 2027 held by BBC Capital Trust II	Exhibit 4.4 to the Registrant’s form S-3A, filed on October 24, 2001 (Registration 333-71594 and 333-71594-01.)
10.21	Amended and Restated Trust Agreement of BBC Capital Trust II	Exhibit 4.9 to the Registrant’s Registration Statement From S-3A, filed on October 27, 2001 (Registration Nos. 333-71594 and 333-71594-01).
10.22	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust III	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.
10.23	Indenture for the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures held by BBC Capital Trust III	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.
10.24	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust IV	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.
10.25	Indenture for the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 held by BBC Capital Statutory Trust IV	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.
10.26	Amended and Restated Trust Agreement of BBC Capital Trust V	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.
10.27	Indenture for the Registrant’s Floating Rate Junior Subordinated Notes due 2032 held by BBC Capital Trust V	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.
10.28	Indenture for the Company’s Floating Rate Junior Subordinated Notes due 2032 held by BBC Capital Trust VI	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.29	Amended and Restated Trust Agreement of BBC Capital Trust VI	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.30	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 held by BBC Capital Statutory Trust VII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

Exhibit Number	Description	Reference

10.31	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust VII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.32	Indenture for the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 held by BBC Capital Trust VIII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.33	Amended and Restated Declaration of Trust of BBC Capital Trust VIII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.34	Indenture for the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 held by BBC Capital Trust IX	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.35	Amended and Restated Declaration of Trust of BBC Capital Trust IX	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.36	Indenture for BankAtlantic’s Floating Rate Subordinated Debt Securities due 2012	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.37	Amendment to the BankAtlantic Bancorp, Inc. 1999 Stock Option Plan	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.38	Amended and Restated BankAtlantic Bancorp 2001 Option Plan*	Appendix B to the Registrant’s Definitive Proxy Statement filed on April 18, 2002.
10.39	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust X	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.
10.40	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust X	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.
10.41	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust XI	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.
10.42	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust XI	Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.
10.43	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust XII	Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.
10.44	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust XII	Exhibit 10.6 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.
10.46	Non-employee Director Compensation Plan for 2005	Exhibit 10.1 to the Registrant’s Form 8-K Filed on May 23, 2005.
10.52	Agreement and Plan of Merger between Stifel Financial Corp and BankAtlantic Bancorp, Inc.	Exhibit 10.5 to the Registrant’s Form 8-K filed on January 12, 2007.
10.54	Amendment to Agreement and Plan of Merger between Stifel Financial Corp and BankAtlantic Bancorp, Inc.	Exhibit 10.1 to the Registrant’s current report on Form 8-K/A dated August 14, 2008 filed on August 20, 2008.
10.55	BankAtlantic Bancorp, Inc. – Order to Cease and Desist	Exhibit 10.1 to the Registrant’s current report on Form 8-K dated February 23, 2010 filed on February 25, 2011.
10.56	BankAtlantic – Order to Cease and Desist	Exhibit 10.2 to the Registrant’s current report on Form 8-K dated February 23, 2010 filed on February 25, 2011.
21.1	Subsidiaries of the Registrant.	Filed with this Report.
23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.

Exhibit Number	Description	Reference

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report.

*Compensatory Plan

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BankAtlantic Bancorp, Inc.

March 31, 2011	By:	/s/Alan B. Levan
Alan B. Levan, Chairman of the Board, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Alan B. Levan	Chairman of the Board and Chief Executive Officer	3/31/2011
Alan B. Levan
/s/John E Abdo	Vice Chairman of the Board	3/31/2011
John E. Abdo
/s/Valerie C. Toalson	Executive Vice President and Chief Financial Officer	3/31/2011
Valerie C. Toalson
/s/Steven M. Coldren	Director	3/31/2011
Steven M. Coldren
/s/Bruno L. Di Giulian	Director	3/31/2011
Bruno L. Di Giulian
/s/Charlie C. Winningham, II	Director	3/31/2011
Charlie C. Winningham, II
/s/Jarett S. Levan	Director and President	3/31/2011
Jarett S. Levan
/s/D. Keith Cobb	Director	3/31/2011
D. Keith Cobb
/s/Willis N. Holcombe	Director	3/31/2011
Willis N. Holcombe
/s/David A. Lieberman	Director	3/31/2011
David A. Lieberman