Form 10-K/A
period 2010-12-31
BANKATLANTIC BANCORP INC
filed 2011-04-13
CIK 921768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 001-13133

BankAtlantic Bancorp, Inc.

(Exact name of registrant as specified in its Charter)

Florida	65-0507804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 West Cypress Creek Road Fort Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)

(954) 940-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, Par Value $0.01 Per Share	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate, by check mark, if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting Company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

On June 30, 2010, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $41.2 million computed by reference to the closing price of the registrant’s Class A Common Stock on such date. The registrant does not have any non-voting common equity.

The number of outstanding shares of each of the registrant’s classes of common stock, as of April 1, 2011 was as follows:

Class A Common Stock, $.01 par value: 63,164,221 shares outstanding

Class B Common Stock, $.01 par value: 975,225 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

BankAtlantic Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2010 to include the information required by Items 10-14 of Part III of Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information with respect to the Company’s directors and executive officers as of April 1, 2011.

Name	Age	Position
Alan B. Levan	66	Chairman of the Board and Chief Executive Officer of the Company; Chairman of the Board of BankAtlantic
John E. Abdo	67	Vice Chairman of the Company and BankAtlantic
D. Keith Cobb	70	Director
Steven M. Coldren	63	Director
Bruno L. Di Giulian	77	Director
Willis N. Holcombe	65	Director
Jarett S. Levan	37	Director and President of the Company; President and Chief Executive Officer of BankAtlantic
David A. Lieberman	75	Director
Charlie C. Winningham, II	78	Director
Lloyd B. DeVaux	58	Executive Vice President and Chief Operating Officer of the Company and BankAtlantic
Douglas K. Freeman	60	Executive Vice President and Chief Corporate Banking Executive of BankAtlantic
Patricia M. Lefebvre	58	Executive Vice President and Chief Retail Banking Executive of BankAtlantic
Jay C. McClung	62	Executive Vice President and Chief Risk Officer of BankAtlantic
Susan D. McGregor	50	Executive Vice President and Chief Talent Officer of the Company and BankAtlantic
Lewis F. Sarrica	67	Executive Vice President and Chief Investment Officer of BankAtlantic
Valerie C. Toalson	45	Executive Vice President and Chief Financial Officer of the Company and BankAtlantic

The following additional information is provided for each of the above-named individuals, including, with respect to each director, the specific experience, qualifications, attributes and/or skills of the director which, in the opinion of the Company’s Board of Directors, qualifies him to serve as a director and are likely to enhance the Board of Directors’ ability to manage and direct the Company’s business and affairs. Officers serve at the discretion of the Board of Directors. Except as set forth below, there is no family relationship between any of the directors or executive officers. In addition there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

Alan B. Levan has served as Chairman and Chief Executive Officer of the Company since 1994 and as Chairman of BankAtlantic since 1987. Since 1978, Mr. Levan has served as Chairman, President and Chief Executive Officer of BFC Financial Corporation (“BFC”) or its predecessors. He has also served as Chairman of Bluegreen Corporation (“Bluegreen”), a New York Stock Exchange listed company, since

2002 and as a director of Benihana, Inc. (“Benihana”), a Nasdaq Global Select Market listed company, since 2009. BFC, which owns shares of the Company’s Class A Common Stock and Class B Common Stock representing a majority of the voting power of the Company, owns a controlling position in Bluegreen’s common stock and a significant investment in Benihana. Mr. Levan also served as Chairman and Chief Executive Officer of Woodbridge Holdings Corporation (“Woodbridge”) from 1985 until 2009 when it merged with a wholly-owned subsidiary of BFC. The Board believes that Mr. Levan is a strong operating executive and that his leadership and management skills contribute greatly to the Board and the Company. The Board also believes that Mr. Levan’s insight on strategic planning and development for BankAtlantic and the Company is valuable to the Board and that his long history of service as a director and executive officer has provided him with a thorough understanding of BankAtlantic’s and the Company’s business, affairs and prospects, which provides important perspective to the Board. Alan B. Levan is the father of Jarett S. Levan. See “Shareholder Litigation” below.

John E. Abdo has served as Vice Chairman of the Company since 1994 and as Vice Chairman of BankAtlantic since 1987. Since 1988, Mr. Abdo has served as a director of BFC and, since 1993, he has served as BFC’s Vice Chairman. He is also the Vice Chairman of Bluegreen and Benihana. In addition, Mr. Abdo is the President of Abdo Companies, Inc., a member of the Board of Directors of the Broward Performing Arts Center Authority (PACA) and former President and current director and Chairman of the Finance Committee of the Broward Performing Arts Foundation. Mr. Abdo served as Vice Chairman of Woodbridge from 2001 until 2009 when it was merged with a wholly-owned subsidiary of BFC. The Board believes that it benefits greatly from Mr. Abdo’s contributions to the Board, many of which are the result of his knowledge of the business and affairs of the Company and BankAtlantic, owing to his long history of service, and his extensive knowledge of the Florida business community. The Board also believes Mr. Abdo’s real estate background provides additional perspective to the Board.

D. Keith Cobb has served as a director of the Company since 2003. Since 1996, he has served as a business consultant and strategic advisor to a number of companies. In addition, Mr. Cobb completed a six-year term on the Board of the Federal Reserve Bank of Miami in 2002. Mr. Cobb spent 32 years as a practicing CPA at KPMG, and was Vice Chairman and Chief Executive Officer of Alamo Rent A Car, Inc. from 1995 until its sale in 1996. Mr. Cobb also serves on the Boards of BFC (since 2004) and Alliance Data Systems Corporation (since 2003) and, from 1998 through 2008, he served on the Board of RHR International, Inc. The Board believes that it benefits from Mr. Cobb’s experience as a successful business consultant and strategic advisor, which allows Mr. Cobb to bring key insight to the Board with respect to the Company’s business and strategic development. The Board further believes that Mr. Cobb’s extensive banking, financial and Board service background contributes significant experience and expertise to the Board. Mr. Cobb’s public accounting experience and financial expertise also make him a valuable asset to the Audit Committee.

Steven M. Coldren became a director of BankAtlantic in 1986 and a director of the Company in 1994 when BankAtlantic reorganized into a holding company structure. He is President/Founder of Business Information Systems, Inc., a distributor of commercial recording systems since 1982. Until 2004, Mr. Coldren was also Chairman of Medical Information Systems, Corp., a distributor of hospital computer systems. The Board believes that Mr. Coldren’s business and financial experience as the President/Founder of Business Information Systems and Chairman of Medical Information Systems, combined with his knowledge of the Company’s business as a consequence of his service as a director of BankAtlantic for over 20 years and as a director of the Company for over 15 years, are valuable to the Board.

Bruno L. Di Giulian became a director of BankAtlantic in 1985 and a director of the Company in 1994 when BankAtlantic reorganized into a holding company structure. Mr. Di Giulian joined the law firm of Conrad & Scherer, LLP as a partner in 2009. Mr. Di Giulian previously was an attorney at the law firm of Ruden McClosky, from which he retired his of counsel position in 2006. He also operates his own law firm, Bruno L. Di Giulian. P.A. Attorney at Law. The Board believes that Mr. Di Giulian’s wide range of legal and business experience gained during his career as a practicing attorney contributes greatly to the strategic composition of the Board. The Board also believes that it benefits from Mr. Di Giulian’s vast knowledge of BankAtlantic’s and the Company’s business and affairs resulting from his service as a director of BankAtlantic for over 25 years and his service as a director of the Company for over 15 years.

Willis N. Holcombe has served as a director of the Company since 2003. Since October 2007, he has served as the Chancellor of the Florida College System. Dr. Holcombe was the President of Broward Community College from January 1987 until his retirement in January 2004, and he subsequently served as the interim President of Broward Community College from November 2006 to July 2007. The Board believes that Dr. Holcombe’s academic background and management acumen overseeing the Florida College System give him a unique perspective to provide meaningful insight to the Board. The Board also believes that it benefits from Dr. Holcombe’s knowledge of, and relationships within, the South Florida community.

Jarett S. Levan has served as a director of the Company since 1999. He is the President of the Company and the Chief Executive Officer and President of BankAtlantic and has served in various capacities at BankAtlantic, including as Executive Vice President and Chief Marketing Officer; President, Alternative Delivery; President, BankAtlantic.com; and Manager of Investor Relations. He joined BankAtlantic as an attorney in the Legal Department in January 1998. Since 2009, he has served as a director of BFC. In addition, he has served as a director of the Broward Performing Arts Foundation since 2009, the Fort Lauderdale Museum of Art from 2003 through 2008 and again since 2009, the Museum of Discovery & Science (Fort Lauderdale) since 2008 and each of the Broward Workshop and Broward Alliance since 2009. The Board believes that Mr. Levan is a strong and dedicated operating executive and that his extensive experience as an employee, officer and director of BankAtlantic and his knowledge of BankAtlantic’s business, affairs and prospects are valuable to the Board. The Board also believes that it benefits from Mr. Levan’s community involvement and relationships within the South Florida market. Jarett S. Levan is the son of Alan B. Levan.

David A. Lieberman has served as a director of the Company since 2006. Mr. Lieberman served as Senior Vice President for Business and Finance at the University of Miami from 1978 until his retirement in 2006. He currently holds the title of Senior Vice President for Business and Finance Emeritus. Mr. Lieberman was a practicing CPA at Arthur Andersen for the twelve years ended 1969. From 2004 through 2007, Mr. Lieberman served as a director of Foamex International, Inc., whose stock was traded on the Nasdaq Global Market until 2009, and, from 2002 through 2006, he served as a director of IVAX Corporation, whose stock was traded on the American Stock Exchange, the London Stock Exchange and the Warsaw Stock Exchange prior to its acquisition in January 2006 by Teva Pharmaceutical Industries, Ltd. The Board believes that Mr. Lieberman’s business and financial knowledge gained from both his service as Senior Vice President for Business and Finance at the University of Miami and his prior service on the Boards of Directors of publicly traded companies as well as on the Boards of Directors and Audit Committees of two privately owned banks allows him to provide critical insight to the Board. His accounting and financial knowledge also make him a valuable asset to the Audit Committee.

Charlie C. Winningham, II became a director of BankAtlantic in 1976 and a director of the Company in 1994 when BankAtlantic reorganized into a holding company structure. Mr. Winningham is a private investor. He was the President of C.C. Winningham Corporation, a land surveying firm, from 1963 until his retirement in 2003. The Board believes that it benefits from Mr. Winningham’s experience in the real estate market resulting from his service as President of C.C. Winningham Corporation, a land surveying firm, for 40 years. As a director of BankAtlantic for over 30 years and director of the Company for over 15 years, Mr. Winningham has a strong appreciation for, and vast knowledge of, the business and affairs of BankAtlantic and the Company, which allows him to provide critical insight to the Board.

Lloyd B. DeVaux joined BankAtlantic as an Executive Vice President and Chief Information Officer in June 2001. Mr. DeVaux became Executive Vice President and Chief Operating Officer of BankAtlantic in March 2004 and was named Executive Vice President and Chief Operating Officer of the Company in April 2005. From 1995 until he joined BankAtlantic, Mr. DeVaux was Senior Executive Vice President and Chief Information Officer of Union Planters Corporation in Memphis, Tennessee.

Douglas K. Freeman joined BankAtlantic in August 2007 as Executive Vice President and Chief Corporate Banking Executive. Prior to joining BankAtlantic, Mr. Freeman served as Chairman and Chief Executive Officer of NetBank, and was a member of the Executive Committee and President of the Consumer Finance Division of Nations Bank (subsequently Bank of America). Additionally, he was a member of Barnett Bank’s Senior Management Committee from 1991 through 1998, serving as Chief Corporate Bank Executive and Chief Consumer Bank Executive. Previous to that, Mr. Freeman headed the Business Banking Group at Wells Fargo.

Patricia M. Lefebvre joined BankAtlantic in 1999 as Regional Market Manager and became President, Miami-Dade, in 2006 and President, South Florida Stores, in 2007. In December 2007, Ms. Lefebvre was appointed Executive Vice President and Chief Retail Banking Executive of BankAtlantic.

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

Susan D. McGregor has been the Chief Talent Officer (formerly referred to as Executive Vice President, Human Resources) of the Company and BankAtlantic since March 2004. She also serves as the senior human resources executive for BFC. She had served as Senior Vice President, Human Resources of BankAtlantic since 1991 and in various other capacities in the Human Resources Department of BankAtlantic since joining BankAtlantic in November 1986.

Lewis F. Sarrica joined BankAtlantic in April 1986 and became Executive Vice President and Chief Investment Officer in December 1986.

Valerie C. Toalson joined BankAtlantic in February 2006 as Senior Vice President and Chief Financial Officer. She was promoted to Executive Vice President of BankAtlantic in January 2007 and Executive Vice President and Chief Financial Officer of the Company in July 2007. She previously served as Senior Vice President and Controller of Bank of Oklahoma, NA, and in several other senior operating positions with that company. Prior to 1993, she was a Manager in the financial services industry practice with Price Waterhouse as a practicing CPA. See “Shareholder Litigation” below.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company and written representations that no other reports were required, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis during the year ended December 31, 2010.

Code of Ethics

The Company has a Code of Business Conduct and Ethics that applies to all of its directors, officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available on the Company’s website at www.bankatlanticbancorp.com. The Company will post amendments to or waivers from the Code of Business Conduct and Ethics (to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer) on its website.

Audit Committee Members and Financial Expert

The Company’s Board of Directors has established an Audit Committee. The Audit Committee consists of D. Keith Cobb, Chairman, Steven M. Coldren and David A. Lieberman. The Board has determined that each member of the Audit Committee is “financially literate” and “independent” within the meaning of the listing standards of the New York Stock Exchange and applicable Securities and Exchange Commission (“SEC”) regulations. Mr. Cobb, the Chairman of the Audit Committee, and Mr. Lieberman are each qualified as “audit committee financial experts” within the meaning of SEC regulations.

Shareholder Litigation

As previously reported, during November 2010, a jury in a shareholder class action suit against the Company and certain of its executive officers asserting claims for violations of the Exchange Act and Rule 10b-5 promulgated thereunder returned a verdict in favor of the plaintiffs and against the Company, Alan B. Levan and Valerie C. Toalson. The Company believes that the verdict is contrary to applicable law and is pursuing available avenues to set aside the verdict. To that end, the Company has filed motions to set aside the verdict, and the judge has indicated that if those motions are denied, she will certify issues to the United States Court of Appeals for the Eleventh Circuit before any judgment is entered or claims are satisfied.

Item 11. Executive Compensation.

Summary Compensation Table

All officers of the Company are also officers of BankAtlantic. The following table sets forth certain summary information concerning compensation paid or accrued by the Company or BankAtlantic during the years ended December 31, 2010 and 2009 to or on behalf of the Company’s Chief Executive Officer and each of the next two highest paid executive officers during the year ended December 31, 2010 (collectively, the “Named Executive Officers”). Officers of the Company who also serve as officers or directors of affiliates also receive compensation from such affiliates for services rendered on behalf of the affiliates.

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards	Non-Equity Incentive Plan Compensation (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (4)	All Other Compensation (5)	Total
Alan B. Levan,	2010	$552,716	$—	$310,000	$—	$23,663	$(19,539)	$15,328	$882,168
Chief Executive Officer	2009	$540,859	$377,511	$—	$—	$901,111	$73,151	$26,450	$1,919,082
John E. Abdo,	2010	$552,716	$—	$310,000	$—	$23,663	$(8,313)	$420	$878,486
Vice Chairman	2009	$540,859	$377,511	$—	$—	$901,111	$(8,274)	$8,444	$1,819,651
Jarett S. Levan,	2010	$482,081	$—	$186,000	$—	$12,437	$—	$20,159	$700,677
President (CEO and President of BankAtlantic)	2009	$437,338	$183,153	$—	$—	$437,183	$37	$21,323	$1,079,034

(1)	Represents discretionary cash bonuses paid to each of the Named Executive Officers based on a subjective evaluation of their overall performance in areas outside those that can be objectively measured from financial results.
(2)	Represents the aggregate grant date fair value of restricted stock awards granted to the Named Executive Officers on February 23, 2010. Each of Mr. Alan Levan and Mr. Abdo received

250,000 restricted shares of Class A Common Stock, and Mr. Jarett Levan received 150,000 restricted shares of Class A Common Stock. These awards were granted under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock Option Plan and will vest in four equal annual installments, with the first such installment having vested on February 23, 2011. Assumptions used in the calculation of the grant date fair value of these awards are included in Note 23 to the Company’s audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 31, 2011.

(3)	The Company had in place annual incentive programs during 2010 and 2009. These programs were cash bonus plans intended to promote high performance and achievement of certain corporate strategic goals and initiatives. All members of the Executive Management Council of BankAtlantic, including the Named Executive Officers, were eligible to receive cash bonuses under the programs, with eligible bonuses ranging from 50% to 200% of the applicable Named Executive Officer’s base salary. Payment of bonuses under the programs was dependent, in whole or in part, upon the achievement of quarterly and annual threshold objectives, including objectives related to reductions in core non-interest expense and targets for core earnings. The amounts for 2010 represent amounts earned during the year by the Named Executive Officers based on the achievement of the performance objectives established under the 2010 annual incentive program for the first quarter of 2010. While the annual performance objective related to core earnings established under the 2010 annual incentive program was achieved, in light of the overall financial environment, and based on the recommendation of Mr. Alan Levan and the concurrence of the other Named Executive Officers, the Compensation Committee determined not to grant any bonuses related to the achievement of that objective. The amounts for 2009 represent amounts earned during the year by the Named Executive Officers based on the achievement of the performance objectives established under the 2009 annual incentive program for the first three quarters of 2009 and for the year ended December 31, 2009.
(4)	Represents the increase (decrease) in the actuarial present value of accumulated benefits under the Retirement Plan for Employees of BankAtlantic (the “Retirement Plan”). Additional information regarding the Retirement Plan is set forth in the narrative accompanying the “Pension Benefits – 2010” table below.
(5)	Items included under “All Other Compensation” for 2010 for each Named Executive Officer are set forth in the table below:

Name	Perquisites and Other Personal Benefits	Dividends on REIT Shares	Total
Alan B. Levan	$15,288	$40	$15,328
John E. Abdo	380	40	420
Jarett S. Levan	20,119	40	20,159

Outstanding Equity Awards at Fiscal Year-End — 2010

The following table sets forth certain information regarding equity-based awards of the Company held by the Named Executive Officers as of December 31, 2010.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options(1)		Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	Exercisable		Unexercisable

Alan B. Levan	15,676	(3)		N/A	$42.79	3/4/2012
	15,676	(4)			$37.05	3/31/2013
	12,000	(5)			$91.00	7/5/2014
	12,000	(6)			$95.10	7/11/2015
							250,000	$287,500	(7)	N/A	N/A
John E. Abdo	10,451	(3)		N/A	$42.79	3/4/2012
	10,451	(4)			$37.05	3/31/2013
	8,000	(5)			$91.00	7/5/2014
	8,000	(6)			$95.10	7/11/2015
							250,000	$287,500	(7)	N/A	N/A
Jarett S. Levan	3,266	(2)		N/A	$14.83	1/2/2011
	3,266	(3)			$42.79	3/4/2012
	3,919	(4)			$37.05	3/31/2013
	3,001	(5)			$91.00	7/5/2014
	3,001	(6)			$95.10	7/11/2015
							150,000	$172,500	(7)	N/A	N/A

(1)	All options are to purchase shares of Class A Common Stock.
(2)	Vested on January 2, 2006.
(3)	Vested on March 4, 2007.
(4)	Vested on March 31, 2008.
(5)	Vested on July 6, 2009.
(6)	Vested on July 12, 2010.
(7)	Vesting pro-rata over four years, with the first annual installment having vested on February 23, 2011.

During December 2010, each of the Named Executive Officers voluntarily cancelled all stock options granted to them during 2006 and 2007. These stock options were not exercisable as of the date of cancellation and are not included in the table above as a result of their cancellation prior to the 2010 fiscal year-end. The Named Executive Officers did not receive any consideration in connection with the cancellation of the stock options.

Pension Benefits — 2010

The following table sets forth certain information with respect to accumulated benefits as of December 31, 2010 under any plan that provides for payments or other benefits to the Named Executive Officers at, following, or in connection with, retirement.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit(1)		Payments During Last Fiscal Year

Alan B. Levan	Retirement Plan for Employees of BankAtlantic	26	$1,041,989	(2)	$0
John E. Abdo	Retirement Plan for Employees of BankAtlantic	14	432,924	(3)	0
Jarett S. Levan	Retirement Plan for Employees of BankAtlantic	1	667	(3)	0

(1)	Assumptions used in the calculation of these amounts are included in Note 20 to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, except that retirement age was assumed to be 65, the normal retirement age as defined in the Retirement Plan.
(2)	Represents the present value of accumulated benefits under the retirement plan and the supplemental retirement benefit outlined below.
(3)	Represents the present value of accumulated benefits under the retirement plan. Neither Mr. Abdo nor Jarett Levan is entitled to the supplemental benefit outlined below.

Retirement Plan

Alan B. Levan, John E. Abdo and Jarett S. Levan are participants in the Retirement Plan, which is a defined benefit plan. Effective December 31, 1998, the Company froze the benefits under the Retirement Plan. Participants who were employed at December 1, 1998 became fully vested in their benefits under the Retirement Plan. While the Retirement Plan is frozen, there will be no future benefit accruals. The Retirement Plan was designed to provide retirement income based on an employee’s salary and years of active service, determined as of December 31, 1998. The cost of the Retirement Plan is paid by BankAtlantic and all contributions are actuarially determined.

In general, the Retirement Plan provides for monthly payments to or on behalf of each covered employee upon such employee’s retirement (with provisions for early or postponed retirement), death or disability. As a result of the freezing of future benefit accruals, the amount of the monthly payments is based generally upon two factors: (i) the employee’s average regular monthly compensation for any five consecutive years out of the ten-year period ended December 31, 1998 (or, if earlier, on the date of the employee’s retirement, death or disability) that produces the highest average monthly rate of regular compensation; and (ii) the employee’s years of service with BankAtlantic at December 31, 1998 (or, if earlier, the date of the employee’s retirement, death or disability). Benefits are payable for the retiree’s life, with ten years’ worth of payments guaranteed. The benefits are not subject to any reduction for Social Security or any other external benefits.

During 1996, BankAtlantic amended the Retirement Plan and adopted a supplemental benefit for certain executives, as permitted by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (the “Code”). This was done because of a change in the Code that operated to restrict the amount of the executive’s compensation that may be taken into account for Retirement Plan purposes, regardless of the executive’s actual compensation. The intent of the supplemental benefit, when added to the regular Retirement Plan benefit, was to provide to certain executives the same retirement benefits that they would have received had the Code limits not been enacted, subject to other requirements of the Code. The supplemental benefit also was frozen as of December 31, 1998. Because the percentage of pre-retirement compensation payable from the Retirement Plan to Mr. Alan Levan, including the Retirement Plan’s supplemental benefit, fell short of the benefit that he would have received under the Retirement Plan absent the Code limits, BankAtlantic adopted the Split-Dollar Life Insurance Plan (the “BankAtlantic Split-Dollar Plan”) described below.

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

Split-Dollar Plan

BankAtlantic adopted the Split-Dollar Plan in 1996 to provide additional retirement benefits to Mr. Alan Levan, whose monthly benefits under the Retirement Plan were limited by changes to the Code. Under the BankAtlantic Split-Dollar Plan and its accompanying agreement with Mr. Alan Levan, BankAtlantic arranged for the purchase of an insurance policy (the “Policy”) insuring the life of Mr. Alan Levan. The Policy accumulated cash value over time, which cash value is expected to supplement Mr. Alan Levan’s retirement benefit payable from the Retirement Plan. Under the terms and conditions of the agreement between BankAtlantic and Mr. Alan Levan, Mr. Alan Levan owns the Policy, but BankAtlantic agreed to make premium payments for the Policy until Mr. Alan Levan reached the retirement age of 65 (or his death if earlier), after which BankAtlantic was entitled to be reimbursed for the amount of all premiums previously paid by it for the Policy. The BankAtlantic Split-Dollar Plan was not included in the freezing of the Retirement Plan, and BankAtlantic made premium payments for the Policy from 1998 through 2009, when Mr. Alan Levan reached the retirement age of 65. During 2010, BankAtlantic was reimbursed $3,492,212 for premium payments previously paid by it for the Policy.

Compensation of Directors

The Compensation Committee recommends director compensation to the Board based on factors it considers appropriate and based on the recommendations of management. Each non-employee director currently receives $70,000 annually for service on the Board of Directors, payable in cash. Members of the Audit Committee currently receive an additional $4,000 per quarter for their service on that committee. The Chairman of the Audit Committee currently receives an additional fee of $1,000 per quarter for service as Chairman. The Chairman of the Compensation Committee and the Nominating/Corporate Governance Committee currently receives annual cash fees of $3,500 for his service on each such committee. Other than the Chairman, members of the Compensation Committee and the Nominating/Corporate Governance Committee do not currently receive additional compensation for their service on those committees. Director Di Giulian currently serves as a trustee of the BankAtlantic Pension Plan, for which he was compensated directly by such pension plan in the amount of $9,000 during 2010. Director Abdo also serves as a trustee of the BankAtlantic Pension Plan; however, he did not receive any compensation for such service during 2010. Directors who are also officers of the Company or its subsidiaries did not receive additional compensation for their service as directors during 2010.

Director Compensation Table — 2010

The following table sets forth certain information regarding the compensation paid to each individual who served as a non-employee director of the Company during the fiscal year ended December 31, 2010 for his or her service on the Board and its committees.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total
D. Keith Cobb(4)	$90,000	$0	$0	N/A	N/A	$0	$90,000
Steven M. Coldren	93,000	0	0	N/A	N/A	0	93,000
Bruno L. Di Giulian	70,000	0	0	N/A	N/A	9,000	79,000
Mary E. Ginestra (5)	29,167	0	0	N/A	N/A	0	29,167
Willis N. Holcombe	70,000	0	0	N/A	N/A	0	70,000
David A. Lieberman	86,000	0	0	N/A	N/A	0	86,000
Charles C. Winningham, II	70,000	0	0	N/A	N/A	0	70,000

(1)	As of December 31, 2010, none of the individuals included in the table above held any restricted shares of Class A Common Stock.
(2)	The table below sets forth the aggregate number of shares of Class A Common Stock underlying options held by each individual included in the table above as of December 31, 2010:

Name	Stock Options
D. Keith Cobb	19,539
Steven M. Coldren	5,007
Bruno L. Di Giulian	20,149
Mary E. Ginestra	0
Willis N. Holcombe	21,569
David A. Lieberman	19,568
Charles C. Winningham, II	17,535

(3)	Represents the amount paid as fees for service as a trustee of the BankAtlantic Pension Plan.
(4)	During 2010, Mr. Cobb also received compensation valued at $73,500 for his service on BFC’s Board of Directors and its committees.
(5)	In connection with her decision to retire from the Board, Ms. Ginestra did not stand for re-election at the Company’s 2010 Annual Meeting of Shareholders which was held on June 1, 2010. Amounts for Ms. Ginestra represent fees paid to her for her service on the Board from January 1, 2010 through June 1, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Shareholders of the Company

The following table sets forth, as of April 1, 2011, certain information as to the Company’s Class A Common Stock and Class B Common Stock beneficially owned by persons owning in excess of 5% of the outstanding shares of such stock. Management knows of no person, except as listed below, who beneficially owned more than 5% of the outstanding shares of Class A Common Stock or Class B Common Stock as of April 1, 2011. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and with the Company pursuant to the Exchange Act. Addresses provided are those listed in the filings as the address of the person authorized to receive notices and communications. For purposes of the table below and the table set forth under “Security Ownership of Management,” in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of Class A Common Stock or Class B Common Stock (i) over which he or she has or shares, directly or indirectly, voting or investment power, or (ii) of which he or she has the right to acquire beneficial ownership at any time within 60 days after April 1, 2011. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose, or direct the disposition of, such shares. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Class A Common Stock	BFC Financial Corporation (1) (3)	27,333,428	43.24%
	2100 W. Cypress Creek Road
	Ft. Lauderdale, Florida 33309

Class A Common Stock	Dimensional Fund Advisors LP (2)	3,691,676	5.84%
	Palisades West, Building One
	6300 Bee Cave Road
	Austin, Texas 78746

Class B Common Stock	BFC Financial Corporation (1) (3)	975,225	100.00%
	2100 W. Cypress Creek Road
	Ft. Lauderdale, Florida 33309

(1)	BFC has sole voting and dispositive power over all shares listed. BFC may be deemed to be controlled by Alan B. Levan and John E. Abdo, who collectively may be deemed to have an aggregate beneficial ownership of shares of BFC’s common stock representing approximately 71.6% of the total voting power of BFC. Mr. Alan Levan serves as Chairman and Chief Executive Officer of the Company and BFC and Chairman of BankAtlantic, and Mr. Abdo serves as Vice Chairman of the Company, BankAtlantic and BFC.
(2)

As reported on Dimensional Fund Advisors LP’s Schedule 13G/A filed with the SEC on February 11, 2011, Dimensional Fund Advisors LP, subject to the following qualifications, has sole voting power over 3,644,345 of such shares and sole dispositive power over all 3,691,676 of such shares. In that Schedule 13G/A, Dimensional Fund Advisors LP disclosed that: (i) it furnishes investment advice to four investment companies and serves as investment manager to certain other commingled group trusts and separate accounts (collectively, the “Funds”); (ii) in certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds; (iii) in its role as investment adviser, sub-adviser and/or manager, neither Dimensional Fund Advisors LP or any of its subsidiaries possess voting and/or investment power over the shares that are owned by the Funds; and (iv) all 3,691,676 shares reported in the Schedule 13G/A are owned by the Funds.

(3)	Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock at any time at BFC’s discretion.

Security Ownership of Management

Listed in the table below are the outstanding securities beneficially owned as of April 1, 2011 by (i) each director as of April 1, 2011, (ii) each Named Executive Officer and (iii) all directors and executive officers as of April 1, 2011 as a group. The address of all parties listed below is 2100 West Cypress Creek Road, Fort Lauderdale, Florida 33309.

Name of Beneficial Owner	Class A Common Stock Ownership		Class B Common Stock Ownership		Percent of Class A Common Stock	Percent of Class B Common Stock

BFC Financial Corporation(1)	27,333,428	(8)	975,225	(8)	44.10%	100%
Alan B. Levan(1)(6)	27,876,461	(2)(3)(5)(8)	975,225	(2)(8)	44.97%	100%
John E. Abdo(1)	27,853,482	(2)(3)(5)(8)	975,225	(2)(8)	44.94%	100%
D. Keith Cobb	58,535	(4)(5)	—		*	—
Steven M. Coldren	23,631	(5)	—		*	—
Bruno L. Di Giulian	21,595	(5)	—		*	—
Willis N. Holcombe	22,247	(5)	—		*	—
Jarett S. Levan(6)	73,322	(5)	—		*	—
David A. Lieberman	43,656	(5)	—		*	—
Charlie C. Winningham, II	47,538	(5)	—		*	—
All directors and executive officers of the Company as of April 1, 2011 as a group (16 persons)	29,145,962	(7)(8)	975,225	(8)	47.02%	100%

*	Less than one percent of the class.
(1)	BFC may be deemed to be controlled by Alan B. Levan and John E. Abdo, who collectively may be deemed to have an aggregate beneficial ownership of shares of BFC’s common stock representing approximately 71.6% of the total voting power of BFC. Mr. Alan Levan serves as Chairman and Chief Executive Officer of the Company and BFC and Chairman of BankAtlantic. Mr. Abdo serves as Vice Chairman of the Company, BankAtlantic and BFC.
(2)	Includes, for each of Messrs. Alan Levan and Abdo, the 27,333,428 shares of Class A Common Stock and 975,225 shares of Class B Common Stock owned by BFC. Mr. Alan Levan’s Class A Common Stock ownership also includes 292,369 shares of Class A Common Stock held by various personal interests.
(3)	Includes beneficial ownership of the following units of interest in shares of Class A Common Stock held by the BankAtlantic 401(k) Plan: Mr. Alan Levan — 13,553 shares; and Mr. Abdo — 48,729 shares.
(4)	254 shares of Class A Common Stock are held by Mr. Cobb’s wife, as to which Mr. Cobb disclaims having voting or investment power.

(5)	Includes beneficial ownership of the following number of shares of Class A Common Stock which may be acquired within 60 days pursuant to the exercise of outstanding stock options: Mr. Alan Levan — 55,352 shares; Mr. Abdo — 36,902 shares; Mr. Cobb — 19,539 shares; Mr. Coldren — 5,007 shares; Mr. Di Giulian — 20,149 shares; Dr. Holcombe — 21,569 shares; Mr. Jarett Levan — 13,187 shares; Mr. Lieberman — 19,568 shares; and Mr. Winningham — 17,535 shares.
(6)	Mr. Jarett Levan is the son of Mr. Alan Levan.
(7)	Includes beneficial ownership of 272,651 shares of Class A Common Stock which may be acquired by executive officers and directors within 60 days pursuant to the exercise of outstanding stock options, units of interest held by executive officers in 135,584 shares of Class A Common Stock held by the BankAtlantic 401(k) Plan, 3,900 restricted shares of Class A Common Stock beneficially owned by an executive officer of the Company and all of the shares of Class A Common Stock owned by BFC that may be deemed beneficially owned by Messrs. Alan Levan and Abdo.
(8)	Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock at any time at BFC’s discretion.

Equity Compensation Plan Information

The following table lists all securities authorized for issuance and outstanding under the Company’s equity compensation plans at December 31, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans excluding outstanding options

Equity compensation plans approved by security holders	581,741	$53.69	7,514,493

Equity compensation plans not approved by security holders	—	—	—

Total	581,741	$53.69	7,514,493

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Alan B. Levan, the Company’s Chairman and Chief Executive Officer, and John E. Abdo, the Company’s Vice Chairman, serve as executive officers and directors of BFC. Jarett S. Levan, the son of Mr. Alan Levan, serves as President of the Company and as a director of the Company and BFC. Mr. Alan Levan and Mr. Abdo may be deemed to control BFC through their collective ownership of shares of BFC’s Class A Common Stock and Class B Common Stock, representing approximately 72% of BFC’s total voting power. BFC currently owns approximately 44% of the shares of the Company’s Class A Common Stock and 100% of the shares of the Company’s Class B Common Stock, representing approximately 71% of the Company’s total voting power. Additionally, BFC holds a controlling interest in Bluegreen, and Mr. Alan Levan is Chairman and Mr. Abdo is Vice Chairman of Bluegreen. Mr. Alan Levan and Mr. Abdo also receive compensation from BFC and Bluegreen. Mr. Jarett Levan has in the past received and may in the future receive compensation from BFC.

The Company and BFC share various office premises and employee services, pursuant to the arrangements described below.

The Company and BFC have entered into a shared services arrangement, pursuant to which BFC provides the Company with various executive and administrative services. Amounts paid or owed to BFC for these services were $2.1 million during 2010 and $1.8 million during 2009.

As part of the shared service arrangement, BFC pays BankAtlantic for the cost of office facilities utilized by BFC. BankAtlantic received $311,000 and $301,000 during the years ended December 31, 2010 and 2009, respectively, under this arrangement. BankAtlantic also provides information technology support to BFC pursuant to a separate agreement. During the years ended December 31, 2010 and 2009, BankAtlantic received $146,000 and $165,000, respectively, from BFC for information technology support.

In June 2010, BankAtlantic and another wholly owned subsidiary of the Company entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. Under the terms of the agreement, BFC receives $12,500 per month from each of the Company and BankAtlantic and, if BFC’s efforts result in net recoveries of any nonperforming loan or the sale of real estate owned, it will receive a fee equal to 1% of the net value recovered. During the year ended December 31, 2010, BFC was paid an aggregate of $800,000 of real estate advisory service fees under this agreement.

BFC had deposits at BankAtlantic totaling $1.8 million and $20.9 million as of December 31, 2010 and 2009, respectively. The Company recognized $1,000 and $39,000 of interest expense in connection with the above deposits during the years ended December 31, 2010 and 2009, respectively. These deposits were on the same general terms as offered to unaffiliated third parties.

In addition to the deposits described above, during 2009, BFC invested funds through the Certificate of Deposit Account Registry Service program at BankAtlantic, which facilitates the placement of funds into certificates of deposit issued by other financial institutions in increments less than the standard FDIC insurance maximum to insure that both principal and interest are eligible for full FDIC coverage. As of December 31, 2009, BFC had $7.7 million invested through the CDARS program at BankAtlantic. During the year ended December 31, 2010, BFC had up to $7.7 million deposited at BankAtlantic through the CDARS program, but BFC did not have any funds invested through this program at BankAtlantic as of December 31, 2010.

In connection with the Company’s then ongoing rights offering to its shareholders, on June 28, 2010, BFC loaned approximately $8.0 million to the Company. The Company executed a promissory note in favor of BFC with a maturity date of July 30, 2010 and which provided for payment either in cash or shares of the Company’s Class A Common Stock, depending on the results of the rights offering and the number of shares allocable to BFC pursuant to its exercise of subscription rights in the rights offering. During July 2010, the Company satisfied the promissory note in full through the issuance of 5,302,816 shares of the Company’s Class A Common Stock to BFC. These shares were in addition to the 4,697,184 shares previously issued to BFC in the rights offering.

The Company and its subsidiaries, as well as BFC, utilize certain services of the law firm of Ruden McClosky. Prior to his retirement in 2006, Bruno L. Di Giulian, a director of the Company, was of counsel to Ruden McClosky. Since his retirement, Mr. Di Giulian has been paid approximately $12,000 per year in residual compensation from Ruden McClosky. The Company paid fees aggregating $181,000 and $55,000 to Ruden McClosky during the years ended December 31, 2010 and 2009, respectively. BFC paid fees aggregating $203,000 and $169,000 to Ruden McClosky during the years ended December 31, 2010 and 2009, respectively.

Director Independence

The Company’s Board of Directors has affirmatively determined that D. Keith Cobb, Steven M. Coldren, Bruno L. Di Giulian, Willis N. Holcombe, David A. Lieberman and Charlie C. Winningham, II, who together comprise a majority of the Board, are independent directors within the meaning of the listing standards of the New York Stock Exchange and applicable law.

To assist the Board in making its independence determinations, the Board adopted the following categorical standards of relationships that, in the Board’s opinion, do not constitute material relationships that impair a director’s independence: (i) banking relationships with BankAtlantic in the ordinary course of BankAtlantic’s business; (ii) serving on third party boards of directors with other members of the Board; (iii) payments or charitable gifts by the Company to entities with which a director is an executive officer or employee where such payments do not exceed the greater of $1 million or 2% of such entity’s consolidated gross revenues; and (iv) investments by directors in common with each other or the Company. In addition, the Board specifically discussed and considered the following relationships, each of which the Board determined did not constitute a material relationship that would impair the director’s independence:

•

With respect to Mr. Cobb, the Board considered the fact that he serves on the Board of Directors of BFC. BFC owns shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 71% of the Company’s total voting power. Mr. Alan Levan serves as the Company’s Chairman and Chief Executive Officer and BFC’s Chairman, Chief Executive Officer and President, Mr. Abdo serves as the Company’s and BFC’s Vice Chairman, and Mr. Jarett Levan serves as the Company’s President and as a member of the Company’s and BFC’s Boards of Directors.

•

In determining that Mr. Cobb is independent, the Board also considered that Mr. Cobb is a member of the Board of Directors of the Nova Southeastern University H. Wayne Huizenga School of Business and Entrepreneurship and that, during 2008 and 2010, BankAtlantic and its affiliated entities together made donations of $32,500 and $1,000, respectively, to such institution. No such donations were made during 2009. In addition, Mr. Alan Levan is a Trustee of Nova Southeastern University and the Chairman of its Finance Committee. The Board also considered that Mr. Cobb is a member of the Broward Workshop with Messrs. Alan and Jarett Levan and Mr. Abdo.

•

With respect to Mr. Coldren, the Board considered that he is the President of Business Information Systems Digital, Inc., a company which currently leases (and, since 1985, has leased) office space from Abdo Companies, Inc. for approximately $84,000 per year, which was reported to the Board to approximate the market rate. John E. Abdo is the President of Abdo Companies, Inc.

•	With respect to Mr. Di Giulian, the Board considered that he received $9,000 during each of 2008, 2009 and 2010 for services as a member of the BankAtlantic Pension Fund Trustees.

•

With respect to Mr. Di Giulian, the Board also considered the fact that, during 2009, he joined the law firm of Conrad & Scherer LLP as a partner and that BFC and its affiliates paid fees to Conrad and Scherer totaling approximately $4,000 during 2008. The Board further discussed the fact that: (i) Mr. Di Giulian was an attorney with the law firm of Ruden McClosky until October 2006; (ii) since leaving Ruden McClosky, Mr. Di Giulian has received (and, through October 2011, will continue to receive) approximately $12,000 per year in residual compensation from such law firm; and (iii) during 2008, 2009 and 2010, the Company paid Ruden McClosky approximately $75,000, $55,000 and $181,000, respectively, and BFC paid Ruden McClosky approximately $151,000, $169,000 and $203,000, respectively.

•

With respect to Mr. Winningham, the Board considered the fact that he serves as Vice President of the Boys and Girls Club of Broward County and that BankAtlantic and its affiliated entities together made donations to the Boys and Girls Club of Broward County of approximately $3,000, $1,000 and $2,500 during the years ended December 31, 2008, 2009 and 2010, respectively.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP, the Company’s independent registered certified public accounting firm (“PwC”), for the audit of the Company’s annual financial statements for fiscal 2010 and 2009 and fees billed for audit-related services, tax services and all other services rendered by PwC for fiscal 2010 and 2009. PwC also served as the independent registered certified public accounting firm for BFC for the 2010 and 2009 fiscal years. The aggregate fees for professional services rendered by PwC to BFC for the 2010 and 2009 fiscal years were approximately $1.5 million and $1.2 million, respectively.

	For the Year Ended December 31,
(in thousands)	2010	2009

Audit fees (1)	$1,821	$1,582

Audit-related fees (2)	36	74

Tax services	—	—

All other fees (3)	31	40

(1)	Includes primarily fees for services related to the annual financial statement audits, the 2010 and 2009 audit of effectiveness of internal control over financial reporting and the review of quarterly financial statements filed in the Company’s Quarterly Reports on Form 10-Q.
(2)	Includes primarily fees related to registration statements filed by the Company with the SEC.
(3)	Includes primarily fees related to the Company’s compliance with subpoenas for information received in connection with the SEC investigation which is described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

All audit-related services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by PwC was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Under its charter, the Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the independent auditors and shall not engage the independent auditors to perform any non-audit services prohibited by law or regulation. Each year, the independent auditor’s retention to audit the Company’s financial statements, including the associated fee, is approved by the Audit Committee. Under its current practices, the Audit Committee does not regularly evaluate potential engagements of the independent auditor and approve or reject such potential engagements. At each Audit Committee meeting, the Audit Committee receives updates on the services actually provided by the independent auditor, and management may present additional services for pre-approval. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting.

On March 1, 2011, the Audit Committee approved the continued engagement of PwC as the Company’s independent registered certified public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Amendment No. 1 to Annual Report on Form 10-K:

(3)	Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BankAtlantic Bancorp, Inc.

April 13, 2011	By:	/s/ Alan B. Levan
Alan B. Levan, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan	Chairman of the Board and Chief Executive Officer	4/13/2011
Alan B. Levan

/s/ John E. Abdo	Vice Chairman of the Board	4/13/2011
John E. Abdo

/s/ Valerie C. Toalson	Executive Vice President and Chief Financial Officer	4/13/2011
Valerie C. Toalson

/s/ Jarett S. Levan	Director and President	4/13/2011
Jarett S. Levan

/s/ D. Keith Cobb	Director	4/13/2011
D. Keith Cobb

/s/ Steven M. Coldren	Director	4/13/2011
Steven M. Coldren

/s/ Bruno L. Di Giulian	Director	4/13/2011
Bruno L. Di Giulian

/s/ Willis N. Holcombe	Director	4/13/2011
Willis N. Holcombe

/s/ David A. Lieberman	Director	4/13/2011
David A. Lieberman

/s/ Charlie C. Winningham, II	Director	4/13/2011
Charlie C. Winningham, II

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002