Form 10-Q
period 2011-03-31
BANKATLANTIC BANCORP INC
filed 2011-05-13
CIK 921768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Outstanding at May 4, 2011
Class A Common Stock, par value $0.01 per share	61,980,071
Class B Common Stock, par value $0.01 per share	975,225

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

	March 31,	December 31,
(In thousands, except share data)	2011	2010
ASSETS
Cash and due from banks	$103,507	97,930
Interest bearing deposits in other banks	656,424	455,538
Securities available for sale, at fair value	376,042	424,391
Investment securities, at cost which approximates fair value	1,500	1,500
Tax certificates, net of allowance of $9,287 and $8,811	77,837	89,789
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	43,557	43,557
Loans held for sale	49,455	29,765
Loans receivable, net of allowance for loan losses of $155,051 and $162,139	2,821,429	3,018,179
Accrued interest receivable	20,601	22,010
Real estate held for sale	5,436	5,436
Real estate owned and other repossessed assets	75,146	74,488
Investments in unconsolidated companies	10,742	10,361
Office properties and equipment, net	148,120	151,414
Assets held for sale	36,909	37,334
Goodwill	13,081	13,081
Prepaid FDIC deposit insurance assessment	18,823	22,008
Other assets	12,020	12,652

Total assets	$4,470,629	4,509,433

LIABILITIES AND EQUITY
Liabilities:
Deposits
Interest bearing deposits	$2,736,079	2,759,608
Non-interest bearing deposits	879,820	792,260
Deposits held for sale	390,432	341,146

Total deposits	4,006,331	3,893,014

Advances from FHLB	45,000	170,000
Securities sold under agreements to repurchase	17,006	21,524
Short-term borrowings	1,367	1,240
Subordinated debentures	22,000	22,000
Junior subordinated debentures	325,974	322,385
Other liabilities	61,681	64,527

Total liabilities	4,479,359	4,494,690

Commitments and contingencies
Equity:
BankAtlantic Bancorp’s stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $.01 par value, authorized 125,000,000 shares; issued and outstanding 61,979,071 and 61,595,341 shares	620	616
Class B common stock, $.01 par value, authorized 9,000,000 shares; issued and outstanding 975,225 and 975,225 shares	10	10
Additional paid-in capital	317,736	317,362
Accumulated deficit	(320,797)	(297,615)

Total equity before accumulated other comprehensive loss	(2,431)	20,373
Accumulated other comprehensive loss	(6,807)	(6,088)

Total BankAtlantic Bancorp equity	(9,238)	14,285
Noncontrolling interest	508	458

Total equity	(8,730)	14,743

Total liabilities and equity	$4,470,629	4,509,433

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except share and per share data)	For the Three Months
	Ended March 31,
	2011	2010
Interest income:
Interest and fees on loans	$34,910	41,634
Interest and dividends on taxable securities	2,831	3,798
Interest on tax exempt securities	354	—
Interest on tax certificates	1,410	2,356

Total interest income	39,505	47,788

Interest expense:
Interest on deposits	4,367	7,057
Interest on advances from FHLB	115	958
Interest on securities sold under agreements to repurchase and short-term borrowings	6	8
Interest on subordinated debentures	4,008	3,791

Total interest expense	8,496	11,814

Net interest income	31,009	35,974
Provision for loan losses	27,812	30,755

Net interest income after provision for loan losses	3,197	5,219

Non-interest income:
Service charges on deposits	12,032	15,048
Other service charges and fees	7,191	7,378
Securities activities, net	(24)	3,138
Income from unconsolidated subsidiaries	381	189
Other	3,627	2,711

Total non-interest income	23,207	28,464

Non-interest expense:
Employee compensation and benefits	19,290	25,378
Occupancy and equipment	12,585	13,582
Advertising and promotion	1,695	1,944
Check losses	299	432
Professional fees	3,359	2,887
Supplies and postage	902	998
Telecommunication	575	534
Cost associated with debt redemption	10	7
Provision for tax certificates	779	733
Impairment on loans held for sale	628	—
Employee termination costs	(154)	—
Lease termination costs	(849)	—
Impairment of real estate owned	2,323	143
FDIC deposit insurance assessment	3,305	2,358
Other	4,543	5,118

Total non-interest expense	49,290	54,114

Loss before income taxes	(22,886)	(20,431)
Provision for income taxes	1	90

Net loss	(22,887)	(20,521)
Less: net income attributable to noncontrolling interest	(295)	(208)

Net loss attributable to BankAtlantic Bancorp	$(23,182)	(20,729)

Basic loss per share	(0.37)	(0.42)

Diluted loss per share	$(0.37)	(0.42)

Basic weighted average number of common shares outstanding	62,724,046	49,334,584

Diluted weighted average number of common and common equivalent shares outstanding	62,724,046	49,334,584

BankAtlantic Bancorp, Inc.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2011 and 2010-Unaudited

(In thousands)	Comprehensive Loss		Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	BankAtlantic Bancorp Equity	Non- Controlling Interest	Total Equity
BALANCE, DECEMBER 31, 2009	$		493	296,438	(153,434)	(1,926)	141,571	—	141,571
Net loss		(20,729)	—	—	(20,729)	—	(20,729)	208	(20,521)
Net unrealized losses on securities available for sale		(2,215)	—	—	—	(2,215)	(2,215)	—	(2,215)

Comprehensive loss		$(22,944)

Cumulative effect of change in accounting principle			—	—	—	—	—	307	307
Non-controlling interest distributions			—	—	—	—	—	(134)	(134)
Issuance of Class A common stock			—	65	—	—	65	—	65
Share based compensation expense			16	522	—	—	538	—	538

BALANCE, MARCH 31, 2010	$		509	297,025	(174,163)	(4,141)	119,230	381	119,611

BALANCE, DECEMBER 31, 2010	$		626	317,362	(297,615)	(6,088)	14,285	458	14,743
Net loss		(23,182)	—	—	(23,182)	—	(23,182)	295	(22,887)
Net unrealized losses on securities available for sale		(719)	—	—	—	(719)	(719)	—	(719)

Comprehensive loss		$(23,901)

Non-controlling interest distributions			—	—	—	—	—	(245)	(245)
Issuance of Class A Common Stock pursuant to stock-based compensation awards			4	(4)	—	—	—	—	—
Share based compensation expense			—	378	—	—	378	—	378

BALANCE, MARCH 31, 2011	$		630	317,736	(320,797)	(6,807)	(9,238)	508	(8,730)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Three Months Ended March 31,
(In thousands)	2011	2010
Net cash provided by operating activities	$23,109	17,368

Investing activities:
Proceeds from redemption and maturities of investment securities and tax certificates	20,567	25,686
Purchase of investment securities and tax certificates	(9,415)	(3,919)
Purchase of securities available for sale	—	(500)
Proceeds from sales of securities available for sale	—	46,907
Proceeds from maturities of securities available for sale	47,299	30,938
Proceeds from maturities of interest bearing deposits	2,480	—
Net repayments of loans	135,346	118,217
Proceeds from the sales of loans transferred to held for sale	3,100	26,421
Improvements to real estate owned	—	(779)
Proceeds from sales of real estate owned	3,245	3,269
Purchases of office property and equipment	(232)	(1,484)
Proceeds from the sale of office property and equipment	106	539

Net cash provided by investing activities	202,496	245,295

Financing activities:
Net increase in deposits	113,317	77,760
Net repayments from FHLB advances	(125,010)	(130,000)
Net (decrease) increase in securities sold under agreements to repurchase	(4,518)	206
Increase (decrease) in short-term borrowings	127	(175)
Repayment of bonds payable	—	(45)
Prepayments of bonds payable	—	(661)
Proceeds from issuance of Class A common stock	—	65
Noncontrolling interest distributions	(245)	(134)

Net cash used in financing activities	(16,329)	(52,984)

Increase in cash and cash equivalents	209,276	209,679
Cash and cash equivalents at the beginning of period	507,908	234,797
Change in cash and cash equivalents held for sale	(333)	—

Cash and cash equivalents at end of period	$716,851	444,476

		(Continued )

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Three Months Ended March 31,
(In thousands)	2011	2010
Cash paid for:
Interest on borrowings and deposits	$4,655	9,167
Income taxes paid	—	—
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to REO	6,679	7,503
Long-lived assets held-for-use transferred to assets held for sale	—	1,919
Long-lived assets held-for-sale transferred to assets held for use	—	1,239
The change in assets and liabilities as of January 1, 2010 upon the consolidation of a factoring joint venture:
Increase in loans receivable	—	(3,214)
Decrease in investment in unconsolidated subsidiaries	—	3,256
Increase in other assets	—	(367)
Increase in other liabilities	—	18
Increase in noncontrolling interest	—	307

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

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of the Company’s consolidated financial condition at March 31, 2011, the consolidated results of operations for the three months ended March 31, 2011 and 2010, and the consolidated stockholders’ equity and comprehensive loss and cash flows for the three months ended March 31, 2011 and 2010. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2011. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2011. The Company adjusted the number of common shares outstanding used for the calculation of earnings per share for prior periods due to the issuance of Class A Common Stock in July 2010 at a subscription price lower than the market price of the Company’s Class A Common Stock (see note 12).

The principal amounts of loans in the Company’s residential loan portfolios set forth in the table in Note 6 to the Company’s financial statements in the Company’s Form 10-K for the year ended December 31, 2010 were incorrectly identified as reflecting loan-to-value ratios obtained as of the first quarter of 2010 when in fact the amounts instead reflected loan-to-value ratios as of the date of loan origination. The table below labeled “As Corrected” reflects loan-to-value ratios of the Company’s residential loans as of December 31, 2010 based on first quarter of 2010 valuations. The table below labeled “As Reported” reflects the table contained in the Form 10-K for the year ended December 31, 2010 which reflects loan-to-value ratios of the Company’s residential loans as of the date of loan origination.

	As Reported		As Corrected
	As of December 31, 2010		As of December 31, 2010
(in thousands)	Residential	Residential	Residential	Residential
Loan-to-value ratios	Interest Only	Amortizing	Interest Only	Amortizing
Ratios not available	$—	78,031	59,520	185,610
=<60%	107,063	144,744	47,605	145,075
60.1% - 70%	118,679	103,891	33,005	49,732
70.1% - 80%	290,840	309,925	37,808	48,586
80.1% - 90%	17,055	23,982	47,574	47,039
>90.1%	16,609	13,212	324,734	197,743

Total	$550,246	673,785	550,246	673,785

BankAtlantic Bancorp, Inc. and Subsidiaries

2. Regulatory and Liquidity Considerations

Regulatory Considerations

On February 23, 2011, the Parent Company and BankAtlantic each entered into a Stipulation and Consent to Issuance of Order to Cease and Desist with the Office of Thrift Supervision (“OTS”), the Parent Company’s and BankAtlantic’s primary regulator. The Order to Cease and Desist to which the Parent Company is subject is referred to as the “Company Order,” the Order to Cease and Desist to which BankAtlantic is subject is referred to as the “Bank Order” and the Company Order and Bank Order are referred to collectively as the “Orders.” The OTS issued the Orders due to the Company’s losses over the past three years, high levels of classified assets and inadequate levels of capital based on BankAtlantic’s risk profile as determined by the OTS’s recent examination. The Parent Company submitted updated written plans to the OTS that address, among other things, how the Parent Company intends to maintain and enhance its and BankAtlantic’s capital and set forth the Parent Company’s business plan for the year ending December 31, 2011. In addition, under the terms of the Company Order, the Parent Company is prohibited from taking certain actions without receiving the prior written non-objection of the OTS, including, without limitation, declaring or paying any dividends or other capital distributions and incurring certain indebtedness. The Parent Company is also required to ensure BankAtlantic’s compliance with the terms of the Bank Order as well as all applicable laws, rules, regulations and agency guidance.

Pursuant to the terms of the Bank Order, BankAtlantic is required to attain by June 30, 2011 and maintain a tier 1 (core) capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. At March 31, 2011, BankAtlantic had a tier 1 (core) capital ratio of 5.97% and a total risk-based capital ratio of 11.77%. Under the terms of the Bank Order, BankAtlantic has revised certain of its plans, programs and policies and submitted to the OTS certain written plans, including a capital plan, a revised business plan and a plan to reduce BankAtlantic’s delinquent loans and non-performing assets. If BankAtlantic fails to comply with the capital plan and/or fails to attain and maintain the increased capital ratio requirements, or upon any written request from the OTS, BankAtlantic is required to submit a contingency plan, which must detail actions which BankAtlantic would, in its case, take to either merge with or be acquired by another banking institution. BankAtlantic will not be required to implement such contingency plan until such time as it receives written notification from the OTS to do so. In addition, the Bank Order requires BankAtlantic to limit its asset growth and restricts BankAtlantic from originating or purchasing new commercial real estate loans or entering into certain material agreements, in each case without receiving the prior written non-objection of the OTS. Separately, the OTS has confirmed that it has no objection to BankAtlantic originating loans to facilitate the sale of certain assets or the renewal, extension or modification of existing commercial real estate loans, subject in each case to compliance with applicable regulations and bank policies. The Bank Order prohibits the payment of dividends and other distributions without the prior written non-objection of the OTS. The Orders also include certain restrictions on compensation paid to the senior executive officers of the Parent Company and BankAtlantic, and restrictions on agreements with affiliates.

The Parent Company and BankAtlantic will seek to meet the higher capital requirements of the Bank Order through the estimated financial impact upon consummation of the proposed sale to PNC Financial Services Group Inc. of BankAtlantic’s Tampa branch network anticipated to close in June 2011, subject to customary closing conditions and regulatory requirements, and through other efforts that may include the issuance of the Company’s Class A Common Stock through a public or private offering, and specifically through the rights offering to the Company’s shareholders announced on May 2, 2011. BankAtlantic is also pursuing other initiatives to improve its regulatory capital position including operating strategies to increase revenues and to reduce non-interest expenses, asset balances and non-performing loans. There can be no assurance that the Parent Company or BankAtlantic will be able to execute these or other strategies in order to meet and maintain BankAtlantic’s new minimum regulatory capital levels by the required time frames.

Each Order became effective on February 23, 2011 and will remain in effect until terminated, modified or suspended by the OTS. No fines or penalties were imposed in connection with either Order. While the Orders formalize steps that the Company believes are already underway, if there is any material failure by the Parent Company or BankAtlantic to comply with the terms of the Orders, or if unanticipated market factors emerge, and/or if the Company is unable to raise required additional capital, successfully execute its plans, or comply with other regulatory requirements, then the OTS could take further action, which could include the imposition of fines and/or additional enforcement actions. Enforcement actions broadly available to regulators include the issuance of a capital directive, removal of officers and/or directors, institution of proceedings for receivership or conservatorship, and termination of deposit insurance. Any such action would have a material adverse effect on the Company’s business, results of operations and financial position.

BankAtlantic Bancorp, Inc. and Subsidiaries

Liquidity Considerations

BankAtlantic Bancorp, Inc.’s consolidated financial statements have been prepared on a going concern basis, which reflects the realization of assets and the repayments of liabilities in the normal course of business. Both the Parent Company and BankAtlantic actively manage liquidity and cash flow needs. The Parent Company had cash of $13.1 million as of March 31, 2011. The Parent Company does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013; however, based on current interest rates, accrued and unpaid interest of approximately $73.1 million would be due in December 2013 if interest is deferred until that date. The Parent Company’s operating expenses for the year ended December 31, 2010 were $6.4 million and $1.0 million during the three months ended March 31, 2011. BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and the availability of its lines of credit borrowings with the Federal Home Loan Bank (“FHLB”), as well as the Treasury and Federal Reserve lending programs.

As of March 31, 2011, BankAtlantic had $760 million of cash and short-term investments and approximately $920 million of available unused borrowings, consisting of $589 million of unused FHLB line of credit capacity, $297 million of unpledged securities, and $34 million of available borrowing capacity at the Federal Reserve. However, such available borrowings are subject to regular reviews and may be terminated, suspended or reduced at any time at the discretion of the issuing institution or based on the availability of qualifying collateral. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, adverse litigation or regulatory actions, or deterioration in BankAtlantic’s financial condition may reduce the amounts it is able to borrow, make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, BankAtlantic’s cost of funds could increase and the availability of funding sources could decrease. Based on current and expected liquidity needs and sources, the Company expects to be able to meet its obligations at least through March 31, 2012.

BankAtlantic Bancorp, Inc. and Subsidiaries

3. Fair Value Measurement

The following table presents major categories of the Company’s assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant Other	Significant
	As of	for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Description	2011	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$103,790	—	103,790	—
REMICS (1)	59,254	—	59,254	—
Agency bonds	60,166	—	60,166	—
Municipal bonds	133,918	—	133,918	—
Taxable securities	17,620	—	17,620	—
Equity securities	1,294	1,294	—	—

Total	$376,042	1,294	374,748	—

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant Other	Significant
	As of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Mortgage-backed securities	$112,042	—	112,042	—
REMICS (1)	68,841	—	68,841	—
Agency bonds	60,143	—	60,143	—
Municipal bonds	162,123	—	162,123	—
Taxable securities	19,922		19,922	—
Foreign currency put options	24	24	—	—
Equity securities	1,296	1,296	—	—

Total	$424,391	1,320	423,071	—

(1)	Real estate mortgage investment conduits (“REMICS”) are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities are guaranteed by government agencies.

There were no recurring liabilities measured at fair value in the Company’s financial statements as of March 31, 2011 and December 31, 2010.

The valuation techniques and the inputs used in our financial statements to measure the fair value of our recurring financial instruments are described below.

The fair values of agency bonds, municipal bonds, taxable bonds, mortgage-backed securities and real estate mortgage conduit securities (“REMICS”) are estimated using independent pricing sources and matrix pricing. Matrix pricing uses a market approach valuation technique and Level 2 valuation inputs as quoted market prices are not available for the specific securities that the Company owns. The independent pricing sources value these securities using observable market inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in the secondary institutional market which is the principal market for these types of assets. To validate fair values obtained from the pricing sources, the Company reviews fair value estimates obtained from brokers, investment advisors and others to determine the reasonableness of the fair values obtained from independent pricing sources. The Company reviews any price that it determines may not be reasonable and requires the pricing sources to explain the differences in fair value or reevaluate its fair value.

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

The fair value of foreign currency put options was obtained using the market approach and quoted market prices using Level 1 inputs as of December 31, 2010.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2011 (in thousands):

	Fair Value Measurements Using
Description	As of March 31, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments (1) For the Three Months Ended
Loans measured for impairment using the fair value of the underlying collateral	$238,540	—	—	238,540	14,497
Impairment of loans held for sale	33,664	—	—	33,664	4,479
Impairment of real estate owned	19,728	—	—	19,728	2,323

Total	$291,932	—	—	291,932	21,299

(1)	Total impairments represent the amount of loss recognized during the three months ended March 31, 2011 on assets that were measured at fair value as of March 31, 2011.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2010 (in thousands):

	Fair Value Measurements Using
Description	As of March 31, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments (1) For the Three Months Ended
Loans measured for impairment using the fair value of the collateral	$189,832	—	—	189,832	21,581
Impaired real estate owned	665	—	—	665	143

Total	$190,497	—	—	190,497	21,724

(1)	Total impairments represent the amount of loss recognized during the three months ended March 31, 2010 on assets that were measured at fair value as of March 31, 2010.

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

BankAtlantic Bancorp, Inc. and Subsidiaries

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

Loans Held for Sale

Loans held for sale are valued using an income approach with Level 3 inputs as market quotes or sale transactions of similar loans are generally not available. The fair value is estimated by discounting forecasted cash flows using a discount rate that reflects the risks inherent in the loans held for sale portfolio. For non-performing loans held for sale the forecasted cash flows are based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure and sale.

Impaired Real Estate Owned

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

Financial Disclosures about Fair Value of Financial Instruments

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$103,507	103,507	97,930	97,930
Interest bearing deposits in other banks	656,424	656,424	455,538	455,538
Securities available for sale	376,042	376,042	424,367	424,367
Derivatives	—	—	24	24
Investment securities	1,500	1,500	1,500	1,500
Tax certificates	77,837	78,523	89,789	90,738
Federal home loan bank stock	43,557	43,557	43,557	43,557
Loans receivable including loans held for sale, net	2,870,884	2,573,515	3,047,944	2,698,348
Financial liabilities:
Deposits	4,006,331	4,010,753	3,893,014	3,895,631
Short term borrowings	18,373	18,373	22,764	22,764
Advances from FHLB	45,000	44,994	170,000	170,038
Subordinated debentures	22,000	22,189	22,000	21,759
Junior subordinated debentures	325,974	119,185	322,385	107,274

Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments and management has derived the fair value of the majority of these financial instruments using the income approach technique with Level 3 unobservable inputs, the Company may not receive the estimated value upon sale or disposition of the asset or pay the estimated value upon disposition of the liability in advance of its scheduled maturity. Management estimates used in its net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. The Company’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.

BankAtlantic Bancorp, Inc. and Subsidiaries

Interest bearing deposits in other banks include $43.1 million of certificates of deposit guaranteed by the FDIC with maturities of less than one year. Due to the FDIC guarantee and the short maturity of these certificates of deposit, the fair value of these deposits approximates the carrying value.

Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.

The fair value of performing loans is calculated by using an income approach with Level 3 inputs. These fair values are estimated by discounting forecasted cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan portfolio. The estimate of average maturity is based on BankAtlantic’s historical experience with prepayments for each loan classification, modified as required by an estimate of the effect of current economic and lending conditions. Management assigns a credit risk premium and an illiquidity adjustment to these loans based on risk grades and delinquency status.

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

In determining the fair value of all of the Company’s junior subordinated debentures, the Company used NASDAQ price quotes available with respect to its $69.0 million of publicly traded trust preferred securities related to its junior subordinated debentures (“public debentures”). However, $257.0 million of the outstanding trust preferred securities related to its junior subordinated debentures are not traded, but are privately held in pools (“private debentures”) and with no trading markets, sales history, liquidity or readily determinable source for valuation. We have deferred the payment of interest with respect to all of our junior subordinated debentures as permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at March 31, 2011 and December 31, 2010, and as a practical alternative, management used the NASDAQ price quotes of the public debentures to value all of the outstanding junior subordinated debentures whether privately held or public traded.

Derivatives

The carrying amount and fair values of BankAtlantic’s commitments to extend credit, standby letters of credit, financial guarantees and forward commitments are not considered significant. (See Note 11 for the contractual amounts of BankAtlantic’s financial instrument commitments.)

BankAtlantic Bancorp, Inc. and Subsidiaries

During the second quarter of 2010, BankAtlantic expanded its cruise ship automated teller machine (“ATM”) operations and began dispensing foreign currency from certain ATMs on cruise ships. At March 31, 2011, BankAtlantic had $7.1 million of foreign currency in cruise ship ATMs and recognized $0.4 million of foreign currency unrealized exchange gains which were included in other income in the Company’s statement of operations for the three months ended March 31, 2011. BankAtlantic purchased foreign currency put options as an economic hedge for the foreign currency in its cruise ship ATMs. The terms of the put options and the fair value as of March 31, 2011 were as follows (in thousands, except strike price):

Contract Amount	Expiration Date	Strike Price	Premium	Fair Value
€ 400	11-Apr	$1.34	$31	—

€ 400			$31	—

Included in securities activities, net in the Company’s statement of operations were $24,000 of unrealized losses associated with the above put options for the three months ended March 31, 2011.

4. Securities Available for Sale

The following tables summarize securities available for sale (in thousands):

	As of March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$97,370	6,420	—	103,790
Agency Bonds	60,000	166	—	60,166
REMICs (1)	56,957	2,297	—	59,254

Total	214,327	8,883	—	223,210

Investment Securities:
Municipal Bonds	133,747	171	—	133,918
Taxable securities	17,624	8	12	17,620
Equity securities	1,260	36	2	1,294

Total investment securities	152,631	215	14	152,832

Total	$366,958	9,098	14	376,042

	As of December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$105,219	6,823	—	112,042
Agency bonds	60,000	143	—	60,143
REMICs (1)	66,034	2,807	—	68,841

Total	231,253	9,773	—	241,026

Investment Securities:
Municipal bonds	162,113	33	23	162,123
Taxable securities	19,936	8	22	19,922
Equity securities	1,260	39	3	1,296

Total investment securities	183,309	80	48	183,341

Derivatives	24	—	—	24

Total	$414,586	9,853	48	424,391

(1)	Real estate mortgage investment conduits (“REMICS”) are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities are guaranteed by government agencies.

BankAtlantic Bancorp, Inc. and Subsidiaries

The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Taxable Securities	$12,767	12	—	—	12,767	12
Equity securities	—	—	8	2	8	2

Total available for sale securities:	$12,767	12	8	2	12,775	14

	As of December 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Municipal Bonds	$90,413	(23)	—	—	90,413	(23)
Taxable Securities	15,155	(22)	—	—	15,155	(22)
Equity securities	—	—	7	(3)	7	(3)

Total available for sale securities:	$105,568	(45)	7	(3)	105,575	(48)

The unrealized losses on municipal bonds and taxable securities outstanding less than 12 months are primarily the result of interest rate changes. The Company expects to receive cash proceeds for its entire investment upon maturity.

The unrealized losses on the equity securities at March 31, 2011 and December 31, 2010 are insignificant. Accordingly, the Company does not consider these investments other-than-temporarily impaired at March 31, 2011 and December 31, 2010.

The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
March 31, 2011 (1)	Cost	Value
Due within one year	$150,113	150,272
Due after one year, but within five years	61,347	61,524
Due after five years, but within ten years	19,775	20,500
Due after ten years	134,463	142,452

Total	$365,698	374,748

(1)	Scheduled maturities in the above table are based on contractual maturities which may vary significantly from actual maturities due to prepayments.

BankAtlantic Bancorp, Inc. and Subsidiaries

Included in securities activities, net were (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Gross gains on securities sales	$—	3,138

Gross losses on securities sales	24	—

Proceed from sales of securities	—	46,907

5. Restructuring Charges and Exit Activities

Restructuring charges and exit activities includes employee termination costs, lease contracts executed for branch expansion and impairment of real estate acquired for branch expansion. The following table provides information regarding liabilities associated with restructuring charges and exit activities (in thousands):

	Employee Termination Benefits Liability	Contract Liability	Total Liability
Balance at January 1, 2010	$10	3,681	3,691
Expenses incurred	—	—	—
Amounts paid or amortized	(10)	(165)	(175)

Balance at March 31, 2010	$—	3,516	3,516

Balance at January 1, 2011	$2,438	5,876	8,314
Reversals	(154)	(849)	(1,003)
Amounts paid or amortized	(1,177)	(2,299)	(3,476)

Balance at March 31, 2011	$1, 107	2,728	3,835

Beginning in December 2007, BankAtlantic terminated leases or sought to sublease properties that it had previously leased for future branch expansion. These operating leases were fair valued and the resulting valuation allowance impairments are accreted to rent expense until the leases are terminated or subleased. BankAtlantic is actively seeking tenants for potential sub-leases or unrelated third parties to assume the lease obligations. During the three months ended March 31, 2011, BankAtlantic terminated three operating leases and recovered $0.8 million of prior period lease termination costs.

BankAtlantic Bancorp, Inc. and Subsidiaries

6. Loans Receivable

The loan portfolio consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Commercial non-real estate	$132,456	135,588
Commercial real estate:
Residential	115,775	133,155
Land	35,701	58,040
Owner occupied	104,704	111,097
Other	582,724	592,538
Small Business:
Real estate	200,394	203,479
Non-real estate	95,822	99,190
Consumer:
Consumer - home equity	590,771	604,228
Consumer other	15,633	16,068
Deposit overdrafts	3,717	3,091
Residential:
Residential-interest only	483,582	550,246
Residential-amortizing	613,167	671,948

Total gross loans	2,974,446	3,178,668

Adjustments:
Premiums, discounts and net deferred fees	2,034	1,650
Allowance for loan losses	(155,051)	(162,139)

Loans receivable — net	$2,821,429	3,018,179

Loans held for sale	$49,455	29,765

Loans held for sale as of March 31, 2011 consisted of $25.1 million of residential loans transferred from held-for-investment y to held-for-sale classification during the three months ended March 31, 2011, $22.9 million of commercial loans and $1.5 million of residential loans originated for sale. Loans held for sale as of December 31, 2010 consisted of $27.9 million of commercial real estate loans transferred from held-for-investment to held-for-sale classification during the fourth quarter of 2010 and $1.8 million of residential loans originated for sale. The Company transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future. The Company recognized a $64,000 loss on the sale of loans held for sale for the three months ended March 31, 2011 and a $54,000 gain on the sale of loans held for sale during the three months ended March 31, 2010.

BankAtlantic Bancorp, Inc. and Subsidiaries

The recorded investment (recorded investment represents unpaid principal balance less charge downs and deferred fees) of non-accrual loans receivable and loans held for sale was (in thousands):

Loan Class	March 31, 2011	December 31, 2010
Commercial non-real estate	$17,384	17,659
Commercial real estate:
Residential	87,343	95,482
Land	20,157	27,260
Owner occupied	7,334	4,870
Other	134,788	128,658
Small business:
Real estate	9,841	8,928
Non-real estate	2,331	1,951
Consumer	13,231	14,120
Residential:
Residential-interest only	37,463	38,900
Residential-amortizing	44,092	47,639

Total	$373,964	385,467

An analysis of the age of the recorded investment in loans receivable and loans held for sale as of March 31, 2011 and December 31, 2010 that were past due were as follows (in thousands):

March 31, 2011	31-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Loans Receivable
Commercial non-real estate	$21,779	—	13,373	35,152	97,304	132,456
Commercial real estate:
Residential	1,961	—	51,423	53,384	67,304	120,688
Land	—	303	16,413	16,716	28,072	44,788
Owner occupied	866	—	3,861	4,727	101,458	106,185
Other	9,417	2,451	53,197	65,065	527,112	592,177
Small business:
Real estate	1,932	1,632	6,618	10,182	190,212	200,394
Non-real estate	17	425	—	442	95,380	95,822
Consumer	6,645	5,332	13,234	25,211	584,910	610,121
Residential:
Residential-interest only	3,633	5,649	37,249	46,531	447,533	494,064
Residential-amortizing	6,899	4,669	43,702	55,270	573,970	629,240

Total	$53,149	20,461	239,070	312,680	2,713,256	3,025,935

BankAtlantic Bancorp, Inc. and Subsidiaries

December 31, 2010	31-59 Days Past Due	60-89 Days Past Due	90 Days or More (1)	Total Past Due	Current	Total Loans Receivable
Commercial non-real estate	$—	—	13,498	13,498	122,090	135,588
Commercial real estate:
Residential	4,700	—	53,791	58,491	84,325	142,816
Land	—	—	23,803	23,803	34,237	58,040
Owner occupied	—	—	3,862	3,862	107,235	111,097
Other	—	6,043	54,940	60,983	551,472	612,455
Small business:
Real estate	1,530	2,059	6,670	10,259	193,220	203,479
Non-real estate	—	67	25	92	99,098	99,190
Consumer	6,396	6,009	14,120	26,525	596,862	623,387
Residential:
Interest only	4,907	6,164	38,900	49,971	500,275	550,246
Amortizing	6,091	5,926	47,487	59,504	614,281	673,785

Total	$23,624	26,268	257,096	306,988	2,903,095	3,210,083

(1)	The Company had no loans greater than 90 days and accruing.

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011 was as follows (in thousands):

	Commercial Non-Real Estate	Commercial Real Estate	Small Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$10,786	83,859	11,514	32,043	23,937	162,139
Charge-offs:	(464)	(11,277)	(2,611)	(7,814)	(8,011)	(30,177)
Recoveries :	791	718	310	408	131	2,358
Provision :	(405)	7,232	912	2,874	17,199	27,812
Transfer to held for sale:	—	(1,390)	—	—	(5,691)	(7,081)

Ending balance	$10,708	79,142	10,125	27,511	27,565	155,051

Ending balance individually evaluated for impairment	$9,024	59,274	1,565	1,453	7,369	78,685
Ending balance collectively evaluated for impairment	1,684	19,868	8,560	26,058	20,196	76,366

Total	$10,708	79,142	10,125	27,511	27,565	155,051

Loans receivable:
Ending balance individually evaluated for impairment	$16,495	343,809	10,562	24,033	84,667	479,566
Ending balance collectively evaluated for impairment	$115,961	520,029	285,654	586,088	1,038,637	2,546,369

Total	$132,456	863,838	296,216	610,121	1,123,304	3,025,935

Purchases of loans	$—	—	—	—	3,864	3,864

Proceeds from loan sales	$—	3,100	—	—	7,618	10,718

Transfer to held for sale	$—	2,450	—	—	25,072	27,522

BankAtlantic Bancorp, Inc. and Subsidiaries

Activity in the allowance for loan losses for the three months ended March 31, 2010 was as follows (in thousands):

For the Three Months Ended March 31, 2010
Balance, beginning of period	$187,218
Loans charged-off	(41,423)
Recoveries of loans previously charged-off	1,047

Net charge-offs	(40,376)
Provision for loan losses	30,755

Balance, end of period	$177,597

Impaired Loans — Loans are considered impaired when, based on current information and events, the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement. Impairment is evaluated based on past due status for consumer and residential loans. Impairment is evaluated based on the Company’s on-going credit monitoring process for commercial and small business loans which results in the evaluation for impairment of all criticized loans. Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business. If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or at the fair value of collateral if the loan is collateral dependent. BankAtlantic generally measures loans for impairment using the fair value of collateral less cost to sell method. Interest payments on impaired loans for all loan classes are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Impaired loans held for sale are measured for impairment based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure and sale.

BankAtlantic Bancorp, Inc. and Subsidiaries

Impaired loans as of March 31, 2011 were as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an allowance recorded:
Commercial non-real estate	$15,106	15,106	9,024	15,958	16
Commercial real estate:
Residential	93,919	126,982	21,299	87,825	435
Land	5,428	5,428	1,652	10,319	42
Owner occupied	4,165	4,165	667	2,930	—
Other	114,736	118,006	35,657	105,215	404
Small business:
Real estate	7,982	7,982	269	5,292	14
Non-real estate	1,948	1,948	1,296	1,864	17
Consumer	17,248	18,286	1,453	10,489	—
Residential:
Residential-interest only	17,458	22,376	4,097	24,632	—
Residential-amortizing	15,802	19,177	3,272	20,211	—

Total with allowance recorded	$293,792	339,456	78,686	284,735	928

With no related allowance recorded:
Commercial non-real estate	$2,925	2,925	—	2,211	7
Commercial real estate:
Residential	24,416	58,741	—	34,626	91
Land	16,716	51,431	—	15,378	—
Owner occupied	3,916	3,916	—	3,919	36
Other	79,167	93,372	—	80,269	614
Small business:
Real estate	9,461	11,026	—	12,594	148
Non-real estate	805	971	—	489	14
Consumer	9,326	12,791	—	16,178	111
Residential:
Residential-interest only	20,339	32,282	—	13,883	4
Residential-amortizing	31,425	42,450	—	28,544	34

Total with no allowance recorded	$198,496	309,905	—	208,091	1,059

Commercial non-real estate	$18,031	18,031	9,024	18,169	23
Commercial real estate	342,463	462,041	59,275	340,481	1,622
Small business	20,196	21,927	1,565	20,239	193
Consumer	26,574	31,077	1,453	26,667	111
Residential	85,024	116,285	7,369	87,270	38

Total	$492,288	649,361	78,686	492,826	1,987

BankAtlantic Bancorp, Inc. and Subsidiaries

Impaired loans as of December 31, 2010 were as follows (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With a related allowance recorded :
Commercial non-real estate	$16,809	16,809	9,850	14,850	—
Commercial real estate:
Residential	81,731	87,739	21,298	86,868	778
Land	15,209	15,209	8,156	21,010	18
Owner occupied	1,695	1,695	335	5,366	—
Other	95,693	96,873	33,197	96,800	—
Small business:
Real estate	2,602	2,602	1,733	2,838	21
Non-real estate	1,779	1,779	1,203	2,015	—
Consumer	3,729	5,029	1,791	4,665	—
Residential:
Residential-interest only	31,805	39,451	6,741	24,327	17
Residential-amortizing	24,619	28,712	5,293	16,525	34

Total with a related allowance recorded	$275,671	295,898	89,597	275,264	868

With no related allowance recorded:
Commercial non-real estate	$1,497	1,497	—	4,799	15
Commercial real estate:
Residential	44,835	116,092	—	42,295	267
Land	14,039	43,846	—	25,847	19
Owner occupied	3,922	3,922	—	3,878	56
Other	81,370	97,203	—	55,311	1,446
Small business:
Real estate	15,727	16,499	—	14,722	673
Non-real estate	172	197	—	358
Consumer	23,029	27,146	—	22,487	624
Residential:
Residential-interest only	7,427	10,078	—	16,694	—
Residential-amortizing	25,664	31,797	—	26,950	116

Total with no related allowance recorded	$217,682	348,277	—	213,341	3,216

Commercial non-real estate	$18,306	18,306	9,850	19,649	15
Commercial real estate	338,494	462,579	62,986	337,375	2,584
Small business	20,280	21,077	2,936	19,933	694
Consumer	26,758	32,175	1,791	27,152	624
Residential	89,515	110,038	12,034	84,496	167

Total	$493,353	644,175	89,597	488,605	4,084

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

The Company monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be

BankAtlantic Bancorp, Inc. and Subsidiaries

postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in total impaired loans as of March 31, 2011 was $299.6 million of collateral dependent loans, of which $162.0 million were measured for impairment using current appraisals and $137.6 million were measured by adjusting appraisals greater than six months old, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date. Appraised values were adjusted down by an aggregate amount of $18.3 million to reflect current market conditions with respect to 36 loans which did not have current appraisals due to estimated property value declines since the last appraisal dates.

As of March 31, 2011, impaired loans with specific valuation allowances had been previously written down by $47.8 million and impaired loans without specific valuation allowances had been previously written down by $92.7 million. BankAtlantic had commitments to lend $13.4 million of additional funds on impaired loans as of March 31, 2011.

Credit Quality Information

Management monitors net charge-offs, levels of classified loans, impaired loans and general economic conditions nationwide and in Florida in an effort to assess loan credit quality. The Company uses a risk grading matrix to monitor credit quality for commercial and small business loans. Risk grades are assigned to each commercial and small business loan upon origination. The loan officers monitor the risk grades and these risk grades are reviewed periodically by a third party consultant. The Company assigns risk grades on a scale of 1 to 13. A general description of the risk grades is as follows:

Grades 1 to 7 – The loans in these risk grades are generally well protected by the current net worth and paying capacity of the borrower or guarantors or by the fair value, less cost to sell, of the underlying collateral.

Grades 8 to 9 – Not used

Grade 10 – These loans are considered to have potential weaknesses that deserve management’s close attention. While these loans do not expose the Company to immediate risk of loss, if left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan.

Grade 11 – These loans are considered to be inadequately protected by the current sound net worth and paying capacity of the borrower or guarantors or by the collateral pledged, if any. Loans in this grade have well-defined weaknesses that jeopardize the liquidation of the loan and there is a distinct possibility that the Company may sustain some credit loss if the weaknesses are not corrected.

Grade 12 – These loans are considered to have all the weaknesses of a Grade 11 with the added characteristic that the weaknesses make collection of the Company’s investment in the loan highly questionable and improbable on the basis of currently known facts, conditions and fair values of the collateral.

Grade 13 – These loans, or portions thereof, are considered uncollectible and of such little value that continuance on the Company’s books as an asset is not warranted without the establishment of a specific valuation allowance or a charge-off. Such loans are generally charged down or completely charged off.

The following table presents risk grades for commercial and small business loans as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Commercial Non-Real Estate	Commercial Residential	Commercial Land	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Small Business Real Estate	Small Business Non-Real Estate
Grade:
Grades 1 to 7	$80,374	2,353	22,190	94,569	278,162	169,250	80,864
Grade 10	11,743	7,441	—	701	124,154	3,085	3,548
Grade 11	40,339	110,894	22,598	10,915	189,861	28,059	11,410

Total	$132,456	120,688	44,788	106,185	592,177	200,394	95,822

(1)	There were no loans risk graded 12 or 13 as of March 31, 2011.

BankAtlantic Bancorp, Inc. and Subsidiaries

December 31, 2010	Commercial Non Real Estate	Commercial Residential	Commercial Land	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Small Business Real Estate	Small Business Non-Real Estate
Risk Grade:
Grades 1 to 7	$81,789	16,250	27,387	101,855	314,402	169,979	84,584
Grade 10	12,827	7,572	956	704	119,508	3,098	3,665
Grade 11	40,972	118,994	29,697	8,538	178,545	30,402	10,941

Total	$135,588	142,816	58,040	111,097	612,455	203,479	99,190

The Company monitors the credit quality of residential loans through loan-to-value ratios of the underlying collateral. Elevated loan-to-value ratios indicate the likelihood of increased credit losses upon default which results in higher loan portfolio credit risk.

The loan-to-value ratios of the Company’s residential loans were as follows (in thousands):

	As of March 31, 2011		As Corrected (3) As of December 31, 2010
Loan-to-value ratios (1)	Residential Interest Only	Residential Amortizing	Residential Interest Only	Residential Amortizing
Ratios not available (2)	$50,085	178,820	59,520	185,610
=<60%	41,122	127,192	47,605	145,075
60.1% - 70%	29,140	45,496	33,005	49,732
70.1% - 80%	33,881	42,833	37,808	48,586
80.1% - 90%	42,520	43,390	47,574	47,039
>90.1%	297,316	190,028	324,734	197,743

Total	$494,064	627,759	550,246	673,785

(1)	Current loan-to-value ratios (“LTV”) for the majority of the portfolio were obtained as of the first quarter of 2010 based on automated valuation models.
(2)	Ratios not available consisted of property addresses not in the automated valuation database, and $77.3 million and $78.0 million as of March 31, 2011 and December 31, 2010, respectively, of loans originated under the community reinvestment act program that are not monitored based on loan-to-value.
(3)	The principal amounts of the Company’s residential loans set forth in the table in Note 6 to the Company’s financial statements in the Company’s Form 10-K for the year ended December 31, 2010 were incorrectly identified as reflecting loan-to-value ratios obtained as of the first quarter of 2010 when in fact the amounts instead reflected loan-to-value ratios as of the date of loan origination. The above table labeled “As Corrected” reflects loan-to-value ratios as of December 31, 2010 based on first quarter of 2010 valuations.

The Company monitors the credit quality of its portfolio of consumer loans secured by real estate utilizing loan–to- value ratios at origination. The Company’s experience indicates that default rates are significantly lower with loans that have lower loan to value ratios at origination.

BankAtlantic Bancorp, Inc. and Subsidiaries

The loan-to-value ratios at loan origination of the Company’s consumer loans secured by real estate were as follows (in thousands):

	March 31, 2011	December 31, 2010
Loan-to-value ratios	Consumer Home Equity	Consumer Home Equity
<70%	$359,593	363,653
70.1% - 80%	103,181	106,180
80.1% - 90%	69,233	72,529
90.1% -100%	45,957	48,537
>100%	12,807	13,329

Total	$590,771	604,228

The Company monitors the credit quality of its consumer non-real estate loans based on loan delinquencies.

7. Assets Held for Sale

In August 2010, BankAtlantic announced that, due to the rapidly changing environment in Florida and the banking industry, it decided to focus on its core markets in South Florida and BankAtlantic began seeking a buyer for its 19 branches located in the Tampa, Florida area. In January 2011, BankAtlantic agreed to sell its 19 branches and 2 related facilities in the Tampa area and the associated deposits to an unrelated financial institution. The purchasing financial institution has agreed to pay i) a 10% premium for the deposits plus ii) the net book value of the acquired real estate and substantially all of the fixed assets associated with the branches and facilities. The purchasing financial institution and BankAtlantic have each received regulatory approval for the transaction. The transaction is anticipated to close during June 2011, subject to customary closing conditions and regulatory requirements.

The assets and liabilities associated with the Tampa branches were as follows (in thousands):

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$6,184	5,850
Office properties and equipment	30,725	31,484

Total assets held for sale	$36,909	37,334

LIABILITIES
Interest bearing deposits	$294,746	255,630
Non-interest bearing deposits	95,686	85,516

Total deposits	390,432	341,146
Accrued interest payable	79	87

Total liabilities held for sale	$390,511	341,233

BankAtlantic Bancorp, Inc. and Subsidiaries

8. Share-based Compensation

In February 2010, the Board of Directors granted to employees 1,600,000 restricted Class A Common Stock awards (“RSA”) under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. The Board of Directors also granted 75,000 RSAs to employees of BFC Financial Corporation (“BFC”) that perform services for the Company. The RSAs vest pro-rata over four years and had a fair value of $1.24 per share at the grant date.

The following is a summary of the Company’s non-vested restricted Class A common share activity:

	Class A Non-vested Restricted Stock	Weighted Average Grant date Fair Value
Outstanding at December 31, 2009	19,800	$42.11
Vested	—	—
Forfeited	—	—
Granted	1,675,000	1.24

Outstanding at March 31, 2010	1,694,800	1.72

Outstanding at December 31, 2010	1,568,900	$1.48
Vested	(383,750)	1.24
Forfeited	(32,500)	1.24
Granted	—	—

Outstanding at March 31, 2011	1,152,650	$1.56

9. Related Parties

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

In June 2010, BankAtlantic and the Parent Company entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. BFC is compensated $12,500 per month by each of BankAtlantic and the Parent Company and, if BFC’s efforts result in net recoveries of any non-performing loan or the sale of real estate owned, it will receive a fee equal to 1% of the net value recovered. During the quarter ended March 31, 2011, the Company incurred $0.1 million of real estate advisory service fees under this agreement.

BankAtlantic Bancorp, Inc. and Subsidiaries

The table below shows the effect of service arrangements on the Company’s consolidated statements of operations for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Non-interest income:
Other - office facilities	$117	141
Non-interest expense:
Employee compensation and benefits	(16)	(21)
Other - back-office support	(397)	(492)

Net effect of affiliate transactions before income taxes	$(296)	(372)

The Company in prior periods issued options to acquire shares of the Company’s Class A Common Stock to employees of BFC. Additionally, employees of the Company have transferred to affiliate companies and the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees. The Company also issues options and restricted stock awards to BFC employees that perform services for the Company. During the year ended December 31, 2010, the Company granted 75,000 non-vested restricted Class A Common Stock awards to BFC employees that perform services for the Company. These stock awards vest pro-rata over a four year period. The Company recorded $16,000, and $12,000 of expenses relating to all options and restricted stock awards held by employees of affiliated companies for the three months ended March 31, 2011 and 2010, respectively.

Options and non-vested restricted stock outstanding to BFC employees consisted of the following as of March 31, 2011:

	Class A Common Stock	Weighted Average Price
Options outstanding	47,761	$55.26
Non-vested restricted stock	56,250	—

BFC had deposits at BankAtlantic totaling $1.3 million and $1.8 million as of March 31, 2011 and December 31, 2010, respectively. The Company recognized nominal interest expense in connection with the above deposits. These deposits were on the same general terms as offered to unaffiliated third parties.

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

BankAtlantic Bancorp, Inc. and Subsidiaries

The Company evaluates segment performance based on segment net income from continuing operations after tax. The table below is segment information for segment net income from continuing operations for the three months ended March 31, 2011 and 2010 (in thousands):

	BankAtlantic	Parent Company	Adjusting and Elimination Entries	Segment Total
2011
Interest income	$39,420	89	(4)	39,505
Interest expense	(4,716)	(3,784)	4	(8,496)
(Provision) for loan losses	(27,832)	20	—	(27,812)
Non-interest income	22,913	590	(296)	23,207
Non-interest expense	(46,154)	(3,432)	296	(49,290)

Segments loss before income taxes	(16,369)	(6,517)	—	(22,886)
Provision for income tax	(1)	—	—	(1)

Segment net loss	$(16,370)	(6,517)	—	(22,887)

Total assets	$4,424,566	317,860	(271,797)	4,470,629

	BankAtlantic	Parent Company	Adjusting and Elimination Entries	Segment Total
2010
Interest income	$47,715	78	(5)	47,788
Interest expense	(8,256)	(3,563)	5	(11,814)
(Provision) for loan losses	(32,034)	1,279	—	(30,755)
Non-interest income	28,257	458	(251)	28,464
Non-interest expense	(52,721)	(1,644)	251	(54,114)

Segments loss before income taxes	(17,039)	(3,392)	—	(20,431)
Provision for income tax	(90)	—	—	(90)

Segment net loss	$(17,129)	(3,392)	—	(20,521)

Total assets	$4,688,001	432,225	(372,025)	4,748,201

BankAtlantic Bancorp, Inc. and Subsidiaries

11. Commitments and Contingencies

Financial instruments with off-balance sheet risk were (in thousands):

	March 31, 2011	December 31, 2010
Commitments to sell fixed rate residential loans	$5,580	14,408
Commitments to originate loans held for sale	4,098	12,571
Commitments to originate loans held to maturity	23,446	10,693
Commitments to purchase residential loans	12,987	2,590
Commitments to extend credit, including the undisbursed portion of loans in process	363,682	357,730
Standby letters of credit	8,592	9,804
Commercial lines of credit	87,479	77,144

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $7.1 million at March 31, 2011. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $1.5 million at March 31, 2011. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at March 31, 2011 and December 31, 2010 were $35,000 and $34,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.

The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of March 31, 2011 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable. Management currently estimates the aggregate range of reasonably possible losses as $5.9 million to $16.6 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

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

BankAtlantic Bancorp, Inc. and Subsidiaries

The following is a description of ongoing litigation and regulatory matters:

Class action securities litigation

In October 2007, the Company and current or former officers of the Company were named in a lawsuit which alleges that during the period of November 9, 2005 through October 25, 2007, the Company and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint seeks to assert claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks unspecified damages. On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of the Company’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 who retained those shares until the end of the period. The jury rejected the plaintiffs’ claim for the six month period from October 19, 2006 to April 25, 2007. Prior to the beginning of the trial, the plaintiffs abandoned any claim for any prior period. On April 25, 2011, the Court granted defendants’ post-trial motion for judgment as a matter of law and vacated the jury verdict, resulting in a judgment in favor of all defendants on all claims. On May 5, 2011, defendants filed a motion for sanctions against plaintiffs and their counsel seeking reimbursement of their attorneys’ fees and costs incurred in connection with this lawsuit. The plaintiffs have indicated that they intend to appeal the Court’s order setting aside the jury verdict.

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

On May 6, 2011, the Court instructed plaintiff’s counsel to narrow the claims and defendants in accord with the Court’s rulings in the class action securities litigation. The Court then invited defendants to move for summary judgment as to any remaining of such claims and defendants, and expressed considerable doubt as to the viability of any claims in light of the judgments entered in favor of defendants in the securities class action. Based on the Court’s instructions, we believe this case will be resolved favorably to the Company and the individual defendants.

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

Securities and Exchange Commission Investigation

The Company has received a notice of investigation from the Securities and Exchange Commission, (“SEC”) Miami Regional Office and subpoenas for information. The subpoenas request a broad range of documents relating to, among other matters, recent and pending litigation to which the Company is or was a party, certain of the Company’s non-performing, non-accrual and charged-off loans, the Company’s cost saving measures, loan classifications, BankAtlantic Bancorp’s asset workout subsidiary, and the recent Orders with the OTS entered into by the Parent Company and BankAtlantic. Various current and former employees have also received subpoenas for documents and testimony. The Company is fully cooperating with the SEC.

The Company has received a letter from the Miami regional office staff of the SEC indicating that the staff intends to recommend that the SEC bring a civil action against the Company alleging that the Company violated certain provisions of federal securities laws, including Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder.

BankAtlantic Bancorp, Inc. and Subsidiaries

The Company has also been informed that its chief executive officer received a similar letter. Although the letters do not state the grounds for such recommendations, in communications between the Company’s counsel and the Miami regional office staff, the Company has learned that the basis for the recommended actions were many of the same arguments brought in the private class action securities litigation recently concluded at the district court level in favor of the Company and the individual defendants. In addition, the Miami regional office staff raised issues relating to the classification and valuation of certain loans included in the Company’s financial information for the last quarter of 2007 and in its annual report on Form 10-K for the 2007 fiscal year. If litigation is brought, the SEC may seek remedies including an injunction against future violations of federal securities laws, civil money penalties and an officer and director bar. The Company believes that it has fulfilled all of its obligations under securities laws and, if such actions are brought by the SEC against the Company and/or any of its officers, such actions would be vigorously defended.

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

BankAtlantic purchases residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of the decline in real estate values in residential housing markets. Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans results in possible increases in a borrower’s loan payments when the contractually required repayments change due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. At March 31, 2011, BankAtlantic’s residential loan portfolio included $494.1 million of interest-only loans, which represents 47.3% of the residential loan portfolio. Interest-only residential loans scheduled to become fully amortizing during the nine months ended December 31, 2011 and during the year ended December 31, 2012 are $32.6 million and $53.2 million, respectively. If market conditions in the areas where the collateral for our residential loans is located do not improve or deteriorate further, BankAtlantic may be exposed to additional losses in this portfolio.

BankAtlantic Bancorp, Inc. and Subsidiaries

12. Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three months ended March 31, 2011 and 2010 (in thousands, except share data):

	For the Three Months Ended March 31,
	2011	2010
Basic loss per share:
Numerator:
Net loss	$(22,887)	(20,521)
Less: net loss attributable to non-controlling interest	(295)	(208)

Net loss attributable to BankAtlantic Bancorp, Inc.	$(23,182)	(20,729)

Denominator:
Basic weighted average number of common shares outstanding	62,724,046	49,334,584

Basic loss per share	$(0.37)	(0.42)

Diluted loss per share
Numerator:
Net loss	$(22,887)	(20,521)
Less: net loss attributable to non-controlling interest	(295)	(208)

Net loss attributable to BankAtlantic Bancorp, Inc.	$(23,182)	(20,729)

Denominator:
Basic weighted average number of common shares outstanding	62,724,046	49,334,584

Diluted loss per share	$(0.37)	(0.42)

During the three months ended March 31, 2011 and 2010, 486,577 and 768,632, respectively, of options to acquire shares of Class A Common Stock were anti-dilutive. Restricted non-vested Class A common stock outstanding of 1,152,650 and 1,694,800 were anti-dilutive for the three months ended March 31, 2011, and 2010, respectively.

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

13. New Accounting Pronouncements

Update Number 2011-02 – Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”). This update to Receivables (Topic 310) provides guidance for a creditor’s evaluation of whether a loan modification constitutes a TDR. A modification of debt constitutes a TDR when the creditor, for economic reasons related to the debtor’s financial difficulties, grants a concession to the borrower. This update provides guidance on determining whether a debtor is having financial difficulties and whether a creditor has granted a concession. The effective date of this update is for the first interim period beginning after June 15, 2011, and must be applied retrospectively to the beginning of the current year. The Company believes that the new guidance will not have a material effect on the Company’s financial statements.

BankAtlantic Bancorp, Inc. and Subsidiaries

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three months ended March 31, 2011. The principal assets of BankAtlantic Bancorp consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).

Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, continued decreases in real estate values, and increased unemployment or sustained high unemployment rates on our business generally, BankAtlantic’s regulatory capital ratios, the ability of our borrowers to service their obligations and of our customers to maintain account balances and the value of collateral securing our loans; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact on the credit quality of our loans (including those held in the asset workout subsidiary of the Company) of a sustained downturn in the economy and in the real estate market and other changes in the real estate markets in our trade area, and where our collateral is located; the risks of additional charge-offs, impairments and required increases in our allowance for loan losses especially if the economy and real estate markets in Florida do not improve; the impact of regulatory proceedings and litigation regarding overdraft fees; risks associated with maintaining compliance with the Cease and Desist Orders entered into by the Parent Company and BankAtlantic with the Office of Thrift Supervision, including risks that compliance will adversely impact operations, risks associated with failing to comply with regulatory mandates or the imposition of additional regulatory requirements and/or fines; the uncertain impact of legal proceedings on our financial condition or operations; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities and our ability to raise capital; that the sale of our Tampa branch operations may not be consummated pursuant to its terms, at the time anticipated or at all, and that the transaction may not have the positive financial impact currently anticipated; we may raise additional capital and such capital may be highly dilutive to BankAtlantic Bancorp’s shareholders or may not be available; and the risks associated with the impact of periodic valuation testing of goodwill, deferred tax assets and other assets. Past performance and perceived trends may not be indicative of future results. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of securities as well as the determination of other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The four accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of long-lived assets including goodwill; and (iv) the accounting for deferred tax asset valuation allowance. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

BankAtlantic Bancorp, Inc. and Subsidiaries

Consolidated Results of Operations

Loss from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended March 31,
	2011	2010	Change
BankAtlantic	$(16,370)	(17,129)	759
Parent Company	(6,517)	(3,392)	(3,125)

Loss from continuing operations	$(22,887)	(20,521)	(2,366)

For the Three Months Ended March 31, 2011 Compared to the Same 2010 Period:

The decrease in BankAtlantic’s loss during the 2011 first quarter compared to the same 2010 quarter primarily resulted from a $6.6 million decrease in non-interest expenses and a $4.2 million decrease in the provision for loan losses, partially offset by a $5.3 million decrease in non-interest income and a $4.8 million decrease in net interest income.

The decrease in non-interest expenses reflects lower compensation and occupancy expenses associated with the consolidation of back-office facilities, workforce reductions, normal attrition, as well as declines in personnel related to reduced store lobby and call center hours. Additionally, BankAtlantic recognized $0.8 million in reversals of lease termination impairments upon the termination of three operating leases. These lower non-interest expenses were partially offset by higher professional fees and FDIC deposit insurance assessments. Professional fees increased $0.4 million associated primarily with legal costs associated with tax certificate activities as well as loan modifications and work-outs. FDIC deposit insurance assessment was $0.9 million higher primarily due to BankAtlantic’s regulatory risk profile.

The decrease in the provision for loan losses primarily related to an $8.3 million reduction in net charge-offs mainly in commercial and consumer loan products reflecting a slowing in the amount of loans migrating to a delinquency or non-accrual status compared to prior periods as well as significantly lower loan balances in our commercial real estate residential portfolio. Over the last four years, the majority of our loan losses were associated with our commercial residential real estate portfolio.

The lower non-interest income reflects declining revenues from service charges on deposits and lower gains on securities sales. The lower service charges on deposits reflect a substantial decrease in overdraft fees. We believe that the decline in overdraft fee income primarily resulted from a decline in the number of accounts incurring overdraft fees resulting from our efforts to seek customers who maintain deposit accounts with higher balances, as well as regulatory changes and changes in customer behavior. During the three months ended March 31, 2010, BankAtlantic sold $47.1 million of agency securities for a $3.1 million gain. There were no agency securities sold during the three months ended March 31, 2011.

The lower net interest income resulted primarily from a significant reduction in earning assets, investments in low yielding short-term time deposits and securities and increases in non-performing assets. BankAtlantic has continued to seek to reduce its asset balances to improve its regulatory capital ratios.

The increase in the Parent Company’s loss from continuing operations for the 2011 quarter compared to the same 2010 quarter primarily resulted from $1.9 million of real estate owned impairments and $0.4 million of additional valuation allowances on loans held for sale. The above impairments primarily resulted from updated property and collateral values associated with loans and real estate owned held by the Parent Company’s asset workout subsidiary.

BankAtlantic Bancorp, Inc. and Subsidiaries

BankAtlantic Results of Operations

Net interest income

	Average Balance Sheet - Yield / Rate Analysis For the Three Months Ended
	March 31, 2011			March 31, 2010
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
(dollars in thousands)

Total loans	$3,106,532	34,862	4.49	$3,751,907	41,579	4.43

Investments	1,117,891	4,559	1.63	603,864	6,136	4.06

Total interest earning assets	4,224,423	39,421	3.73%	4,355,771	47,715	4.38%

Goodwill and core deposit intangibles	14,411			15,652

Other non-interest earning assets	271,214			313,083

Total Assets	$4,510,048			$4,684,506

Deposits:

Savings	$468,673	272	0.24%	$425,235	333	0.32%

NOW	1,519,105	1,512	0.40	1,467,103	2,218	0.61

Money market	389,155	442	0.46	360,470	629	0.71

Certificates of deposit	658,050	2,141	1.32	896,074	3,877	1.75

Total interest bearing deposits	3,034,983	4,367	0.58	3,148,882	7,057	0.91

Short-term borrowed funds	30,083	10	0.13	39,376	13	0.13

Advances from FHLB	134,833	115	0.35	173,011	958	2.25

Long-term debt	22,000	225	4.15	22,507	228	4.11

Total interest bearing liabilities	3,221,899	4,717	0.59	3,383,776	8,256	0.99

Demand deposits	944,950			864,391

Non-interest bearing other liabilities	52,892			54,312

Total Liabilities	4,219,741			4,302,479

Stockholder’s equity	290,307			382,027

Total liabilities and stockholder’s equity	$4,510,048			$4,684,506

Net interest income/ net interest spread		$34,704	3.14%		39,459	3.39%

Margin

Interest income/interest earning assets			3.73%			4.38%

Interest expense/interest earning assets			0.45			0.77

Net interest margin			3.28%			3.61%

BankAtlantic Bancorp, Inc. and Subsidiaries

For the Three Months Ended March 31, 2011 Compared to the Same 2010 Period:

The decrease in net interest income primarily resulted from a reduction in earning assets, an increase in cash balances invested in low yielding investments and a reduction in the net interest margin.

The average balance of earning assets declined by $131.3 million during the three months ended March 31, 2011 compared to the same 2010 period. The decline in average earning assets reflects a management decision to slow the origination and purchase of loans, sell agency securities and reduce the purchase of tax certificates. BankAtlantic also experienced significant residential loan repayments due to normal loan amortization as well as a significant amount of loan refinancings associated with low residential mortgage interest rates during 2010 and the first three months of 2011. BankAtlantic used a portion of the cash proceeds resulting from the above to purchase short-term investments, including: time deposits at other banks, agency securities, tax exempt securities and to maintain higher interest earning cash balances at the Federal Reserve Bank. The average balances at the Federal Reserve Bank were $553.9 million for the 2011 quarter compared to $162.2 million for the 2010 quarter. These short-term investments and interest earning cash balances were maintained in anticipation of funding the pending Tampa branch sale and to enhance liquidity and improve regulatory risk-based capital ratios.

Average loan balances declined from $3.8 billion for the 2010 first quarter to $3.1 billion for the 2011 first quarter while average investment balances increased from $603.9 million during the 2010 quarter to $1.1 billion during the 2011 first quarter. The majority of the increases in investment average balances were average balances at the Federal Reserve Bank yielding approximately 21 basis points during the first quarter of 2011.

The net interest margin declined due to a change in our interest earning asset mix from higher yielding loans and mortgage-backed securities to lower yielding short-term investments and interest earning cash balances at the Federal Reserve Bank. The decline in interest earning asset yields was partially offset by a decline in interest bearing liability interest rates.

The improvement in interest bearing liability interest rates primarily resulted from a decline in the average interest rates on deposits. The low average rates on deposits reflect the low interest rate environment and a significant reduction in certificate of deposit balances with a corresponding migration of customers to NOW and demand deposit transaction accounts. These accounts generally have lower interest costs than certificates of deposit. Additionally, BankAtlantic significantly reduced its intermediate term FHLB advance borrowings which typically have higher interest rates than short-term borrowings. Currently, BankAtlantic’s FHLB borrowings mature in less than one year.

Asset Quality

The activity in BankAtlantic’s allowance for loan losses was as follows (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Balance, beginning of period	$161,309	173,588

Charge-offs
Residential	(8,011)	(4,181)
Commercial real estate	(11,277)	(21,332)
Commercial non-mortgage	(464)	—
Consumer	(7,814)	(10,771)
Small business	(2,611)	(837)

Total Charge-offs	(30,177)	(37,121)
Recoveries of loans previously charged-off	2,354	1,047

Net (charge-offs)	(27,823)	(36,074)
Transfer to held for sale	(7,081)	—
Provision for loan losses	27,832	32,034

Balance, end of period	$154,237	169,548

BankAtlantic Bancorp, Inc. and Subsidiaries

Residential loan charge-offs increased significantly during the three months ended March 31, 2011 compared to the same 2010 period. The higher residential charge-offs reflect a decline in property values during the first quarter of 2011. We believe the property value declines resulted primarily from a lack of available residential loan financing, appraisals not supporting negotiated sales prices and higher residential property inventory resulting from foreclosures nationally.

Commercial real estate loan charge-offs declined due to lower charge-offs in BankAtlantic’s residential commercial loan portfolio. During the three months ended March 31, 2011, BankAtlantic recognized $4.0 million of charge-offs related to four commercial residential loans, $6.8 million of charge-offs related to one commercial land loan and $0.5 million related to commercial other loans. These charge-offs were primarily due to lower updated property valuations. The specific valuation allowances on these loans as of December 31, 2010 were $10.1 million. During the first quarter of 2010, BankAtlantic’s commercial real estate charge-offs were entirely from commercial residential loans. The specific valuation allowances on these loans as of December 31, 2009 were $13.2 million.

The commercial non-mortgage loan charge-off was associated with one business loan in the real estate brokerage industry.

We believe that the decline in the consumer loan charge-offs reflects the stabilization of the unemployment rate and an improving economy in Florida. Additionally, BankAtlantic significantly reduced the origination and enhanced its underwriting criteria of home equity loans during 2008. As a consequence, loan delinquencies and charge-offs have declined as loan balances of loans originated prior to 2008 have declined.

Included in the small business loan charge-offs for the 2011 quarter was a $1.0 million charge-off of a small business mortgage loan. The remaining small business charge-offs were primarily associated with businesses in the real estate industry.

Historically, the majority of BankAtlantic’s charge-offs related to commercial real estate loans; however, BankAtlantic is experiencing certain unfavorable credit quality trends in its residential and small business loan portfolios which we believe reflects that the home building and construction industries in Florida have not shown signs of recovery. The decrease in the provision for loan losses for the three months ended March 31, 2011 compared to the same 2010 period resulted primarily from lower loan delinquencies, a decline in loans migrating to non-accrual status and lower charge-offs.

During the three months ended March 31, 2011, as part of its management of non-performing assets, BankAtlantic transferred $25.1 million of residential and $2.5 million of commercial real estate non-accrual loans to loans held for sale with a view toward selling the loans in the foreseeable future. BankAtlantic transferred the loans at the lower of cost or fair value resulting in a $7.1 million reduction in the allowance for loan losses.

While we believe that there are some positive trends in the economy both in Florida and nationally that indicate that we may experience a decline in credit losses in future periods, if the housing and real estate industries do not improve or if general economic conditions do not continue to improve in Florida and nationwide, the credit quality of our loan portfolio may deteriorate and additional provisions for loan losses will be required. Additionally, we have a significant amount of variable interest rate loans in our portfolio and a substantial increase in interest rates in the future would increase the interest payments on these loans and could have an adverse effect on the credit quality of those loans.

BankAtlantic Bancorp, Inc. and Subsidiaries

At the indicated dates, BankAtlantic’s non-performing assets, loans contractually past due 90 days or more and still accruing, performing impaired loans and troubled debt restructured loans were as follows (in thousands):

	As of
	March 31, 2011	December 31, 2010
NON-PERFORMING ASSETS
Tax certificates	$3,402	3,636
Residential (1)	81,555	86,538
Commercial real estate (2)	239,798	243,299
Commercial non-mortgage	15,848	16,123
Small business	12,172	10,879
Consumer	13,231	14,120

Total non-accrual assets (3)	366,006	374,595

REPOSSESSED ASSETS:
Residential real estate	15,643	16,418
Commercial real estate	46,837	44,136
Small business real estate	3,727	3,693
Consumer real estate	103	81

Total repossessed assets	66,310	64,328

Total non-performing assets	$432,316	438,923

Total non-performing assets as a percentage of:
Total assets	9.77	9.82

Loans, tax certificates and real estate owned	13.66	13.08

TOTAL ASSETS	$4,424,566	4,469,168

TOTAL LOANS, TAX CERTIFICATES AND NET REAL ESTATE OWNED	$3,165,310	3,355,711

Allowance for loan losses	$154,237	161,309

Tax certificates	$77,837	89,789

Allowance for tax certificate losses	$9,287	8,811

OTHER ACCRUING IMPAIRED LOANS
Contractually past due 90 days or more	$—	—
Performing impaired loans (4)	22,387	11,880
Troubled debt restructured loans (5)	95,675	96,006

TOTAL OTHER ACCRUING IMPAIRED LOANS	$118,062	107,886

(1)	Includes $37.5 million and $38.9 million of interest-only residential loans as of March 31, 2011 and December 31, 2010, respectively.
(2)	Excluded from the above table as of March 31, 2011 and December 31, 2010 were $11.4 million and $14.5 million, respectively, of commercial residential loans that were transferred to a work-out subsidiary of the Parent Company in March 2008.
(3)	Includes $141.8 million and $143.8 million of troubled debt restructured loans as of March 31, 2011 and December 31, 2010, respectively.
(4)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.
(5)	These loans are performing in accordance with their respective modified terms.

Non-performing assets were slightly lower at March 31, 2011 compared to December 31, 2010 due primarily to a decline in residential and commercial real estate non-accrual loans partially offset by higher small business and repossessed asset balances.

The decline in residential non-accrual loans was primarily the result of charge-offs and fair value adjustments associated with non-accrual residential loans transferred to loans held for sale. Also contributing to lower non-accrual

BankAtlantic Bancorp, Inc. and Subsidiaries

residential loans was a decline in delinquencies. Residential loans past due 30 to 90 days declined from $23.1 million at December 31, 2010 to $20.5 million at March 31, 2011. However, economic trends for residential loans deteriorated during the first quarter of 2011 as property values nationally generally declined and foreclosure timelines continue to be extended. If these trends continue, we would anticipate higher residential non-accrual loan balances and real estate owned in subsequent periods.

The decline in commercial real estate non-accrual loans primarily resulted from a decline in loans migrating to a non-accrual status. During the 2011 quarter, $17.2 million of loans migrated to a non-accrual status while $31.8 million of loans migrated to non-accrual during the 2010 quarter.

The higher balance of repossessed assets at March 31, 2011 compared to December 31, 2010 resulted primarily from foreclosures of commercial real estate loans. During the three months ended March 31, 2011, BankAtlantic transferred $6.8 million of loans to real estate owned and sold $4.4 million of REO properties. During the three months ended March 31, 2010, BankAtlantic transferred $8.1 million of loans to real estate owned and sold $3.2 million of REO properties. As non-accrual loans migrate into repossessed assets in the future, we expect repossessed assets to increase.

BankAtlantic’s troubled debt restructured loans at March 31, 2011 remained at December 31, 2010 levels. In response to current market conditions, BankAtlantic generally decides, on a case-by-case basis, whether to modify loans for borrowers experiencing financial difficulties and has modified the terms of certain commercial, small business, residential and consumer home equity loans. Generally, the concessions made to borrowers experiencing financial difficulties have included a variety of modifications, including among others, the reduction of contractual interest rates, forgiveness of loan principal upon satisfactory performance under the modified terms, conversion of amortizing loans to interest only payments or the deferral of some interest payments to the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are generally not returned to an accruing status and BankAtlantic does not reset days past due on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period.

BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of March 31, 2011		As of December 31, 2010
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial non-mortgage	$4,011	647	4,161	647
Commercial real estate	125,985	70,454	126,622	70,343
Small business	3,331	8,024	2,990	9,401
Consumer	1,389	13,342	3,070	12,638
Residential	7,122	3,208	6,917	2,977

Total	$141,838	95,675	143,760	96,006

BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Seven relationships accounted for 50.9% of our $255.6 million of non-accrual commercial loans as of March 31, 2011.

BankAtlantic Bancorp, Inc. and Subsidiaries

The following table outlines general information about these seven relationships as of March 31, 2011 (in thousands):

Relationships	Unpaid Principal Balance	Recorded Investment (5)	Specific Reserves	Date loan Originated	Date Placed on Nonaccrual	Default Date (4)	Loan Class	Date of Last Full Appraisal
Residential Land Developers
Relationship No. 1 (1)	$42,327	17,557	727	Q3-2004	Q4-2008	Q4-2008	Land	Q4-2010

Commercial Land Developers
Relationship No. 2	25,820	25,820	10,069	Q2-2005	Q4-2010	(3)	Land and other	Q1-2011
Relationship No. 3	27,522	26,209	10,443	Q1-1995	Q4-2009	Q4-2009	Land	Q1-2011
Relationship No. 4	17,777	17,777	8,641	Q3-2006	Q1-2010	Q1-2010	Other	Q4-2010

Total	71,119	69,806	29,153

Commercial Non-Residential Developers
Relationship No. 5 (2)	15,427	14,926	3,777	Q3-2007	Q4-2010	(3)	Other	Q4-2010
Relationship No. 6	25,420	25,109	8,650	Q3-2006	Q2-2010	(3)	Other	Q2-2010
Relationship No. 7	16,440	16,331	4,361	Q1-2007	Q3-2010	(3)	Other	Q3-2010

Total	57,287	56,366	16,788

Total of Large Relationships	170,733	143,729	46,668

(1)	During 2009 and 2010, BankAtlantic recognized partial charge-offs on relationship No. 1 aggregating $17.2 million.
(2)	During 2011, BankAtlantic recognized partial charge-offs on relationship No. 5 of $6.0 million.
(3)	The loan is currently not in default.
(4)	The default date is defined as the date of the initial missed payment prior to default.
(5)	Recorded investment is the “Unpaid Principal Balance” less charge-offs.

BankAtlantic Bancorp, Inc. and Subsidiaries

The following table presents our purchased residential loans by year of origination segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans
Year of Origination	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
2007	$39,436	37,500	65.35%	117.47%	739	736	6,210	33.22%
2006	44,560	43,208	71.52%	125.49%	732	717	5,373	36.73%
2005	65,290	60,812	73.84%	117.16%	725	713	12,033	35.56%
2004	267,540	264,192	68.80%	84.94%	732	724	22,944	34.86%
Prior to 2004	128,914	128,481	68.56%	61.23%	731	726	6,448	34.39%

	Interest Only Purchased Residential Loans
Year of Origination	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
2007	$72,282	67,234	72.42%	128.67%	748	740	14,729	34.47%
2006	168,700	160,274	73.86%	124.71%	739	742	32,962	34.90%
2005	142,812	140,636	70.75%	116.00%	739	742	6,117	34.69%
2004	69,107	68,095	70.73%	100.08%	744	716	7,170	32.28%
Prior to 2004	58,208	57,826	58.03%	84.34%	741	727	1,836	32.06%

The following table presents our purchased residential loans by geographic area segregated by amortizing and interest-only loans (dollars in thousands):

	Amortizing Purchased Residential Loans
State	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
Arizona	$11,412	11,140	68.51%	127.27%	734	735	1,753	32.66%
California	136,731	132,443	69.57%	89.49%	735	730	16,610	35.65%
Florida	79,814	76,810	69.27%	105.24%	721	706	12,117	35.04%
Nevada	7,635	7,635	72.56%	122.44%	739	734	569	36.31%
Other States	327,186	323,199	69.02%	83.93%	731	730	22,176	34.05%

	Interest Only Purchased Residential Loans
State	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
Arizona	$15,942	15,038	71.37%	150.72%	758	751	2,777	31.76%
California	147,827	142,747	70.82%	109.17%	742	736	20,148	33.73%
Florida	35,264	31,339	69.69%	142.24%	745	730	11,489	32.42%
Nevada	6,697	5,245	74.37%	206.99%	736	726	3,961	33.84%
Other States	305,380	299,694	70.41%	110.86%	739	739	24,438	34.61%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the first quarter of 2010 from automated valuation models.
(2)	Current FICO scores based on borrowers for which FICO scores were available as of the second quarter of 2010.
(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.

BankAtlantic Bancorp, Inc. and Subsidiaries

The table below presents the allocation of the allowance for loan losses (“ALL”) by various loan classifications, the percent of allowance to each loan category (“ALL to gross loans percent”) and the percentage of loans in each category to total loans (“Loans to gross loans percent”). The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or percentages or that the allowance accurately reflects future charge-off amounts or trends (dollars in thousands):

	March 31, 2011			December 31, 2010
	ALL by category	ALL to gross loans in each category	Loans by category to gross loans	ALL by category	ALL to gross loans in each category	Loans by category to gross loans
Commercial non-mortgage	$10,708	8.18%	4.27%	10,786	8.05%	4.14%
Commercial real estate	78,327	8.65	29.55	83,029	8.70	29.46
Small business	10,125	3.42	9.67	11,514	3.80	9.35
Residential real estate	27,566	2.46	36.60	23,937	1.96	37.80
Consumer	27,511	4.51	19.91	32,043	5.14	19.25

Total allowance for loan losses	$154,237	5.03%	100.00%	161,309	4.98%	100.00%

Included in the allowance for loan losses as of March 31, 2011 and December 31, 2010 were specific reserves by loan type as follows (in thousands):

	March 31, 2011	December 31, 2010
Commercial non-mortgage	$8,949	9,020
Commercial real estate	58,536	62,986
Small business	1,565	2,936
Consumer	1,453	1,791
Residential	7,369	12,034

Total	$77,872	88,767

The decrease in the allowance for loan losses at March 31, 2011 compared to December 31, 2010 resulted primarily from a decline in specific valuation allowances on commercial real estate and residential loans. The commercial real estate specific valuation allowance decline reflects a slowdown of loans migrating to an impaired classification. The residential loan specific reserve decline reflects the reduction in specific allowances associated with $25.1 million of non-performing loans transferring to loans held for sale as well as reductions in specific allowances associated with foreclosed residential loan activity. The general reserve for residential loans increased $8.3 million during the 2011 quarter reflecting increased charge-offs and declining collateral values. Consumer loan general reserves were reduced by $4.2 million due primarily to improvement in delinquency and charge-off trends as well as declining balances of loans originated prior to 2008.

BankAtlantic’s Non-Interest Income

	For the Three Months Ended March 31,
(in thousands)	2011	2010	Change
Service charges on deposits	$12,032	15,048	(3,016)
Other service charges and fees	7,191	7,378	(187)
Securities activities, net	(24)	3,132	(3,156)
Gains on sales of loans	35	54	(19)
Other	3,679	2,645	1,034

Non-interest income	$22,913	28,257	(5,344)

The lower revenues from service charges on deposits during the three months ended March 31, 2011 compared to the same 2010 period resulted primarily from lower overdraft fee income. This decrease in overdraft fee income reflects a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees reflected our efforts to seek

BankAtlantic Bancorp, Inc. and Subsidiaries

customers who maintain deposit accounts with higher balances, regulatory changes, and changes in customer behavior. The Federal Reserve adopted new overdraft rules (effective July 1, 2010 for new customers and August 15, 2010 for existing customers), which among other requirements, prohibit banks from automatically enrolling customers in overdraft protection programs. Additionally, Congress has established a consumer protection agency which may further limit the assessment of overdraft fees. In response to the changing industry practices and regulations, BankAtlantic, during the fourth quarter of 2010, began converting certain deposit products to fee-based accounts that encourage higher checking account balances and the use of multiple bank products in order to eliminate or reduce fees. Additionally, during the first quarter of 2011, BankAtlantic revised its overdraft policies instituting a cap on the number of overdrafts, eliminating overdraft charges on small overdraft amounts and lowering the overdraft protection amount per day. We anticipate that these trends will continue and that our overdraft fee income will be lower in future periods partially offset by increased fees from new deposit products and expanded use of the bank’s fee services by deposit customers.

The decrease in other service charges and fees during the three months ended March 31, 2011 compared to the same 2010 period resulted primarily from lower ATM interchange and surcharge income caused mostly by a lower volume of transactions on cruise ships.

In June 2010, BankAtlantic entered into a foreign currency derivative contract as an economic hedge of foreign currency in cruise ship ATMs and during the first quarter of 2011, BankAtlantic recognized a $24,000 loss in connection with these derivative contracts. During the three months ended March 31, 2010, BankAtlantic sold $47.1 million of agency securities for a $3.1 million gain.

The increase in other non-interest income for the three months ended March 31, 2011 compared to the same 2010 period was primarily the result of $0.4 million of foreign currency exchange gains associated with foreign currency held in cruise ship ATMs as well as $0.3 million of higher commissions from the sales of investment products.

Other non-interest income consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2011	2010	Change
Broker commissions	$1,110	799	311
Safe deposit box rental	278	304	(26)
Income from leases	270	258	12
Fee income	606	523	83
Foreign exchange gains	420	—	420
Other	995	761	234

Total other income	$3,679	2,645	1,034

BankAtlantic Bancorp, Inc. and Subsidiaries

BankAtlantic’s Non-Interest Expense

	For the Three Months Ended March 31,
	2011	2010	Change
Employee compensation and benefits	$18,763	24,374	(5,611)
Occupancy and equipment	12,585	13,581	(996)
Advertising and promotion	1,669	1,934	(265)
Check losses	299	432	(133)
Professional fees	2,981	2,565	416
Supplies and postage	870	965	(95)
Telecommunication	572	529	43
Provision for tax certificates	779	733	46
Cost associated with debt redemption	10	7	3
Lease termination costs	(849)	—	(849)
Employee termination costs	(154)	—	(154)
Impairment of loans held for sale	201	—	201
Impairment of real estate owned	403	143	260
FDIC deposit insurance assessment	3,305	2,358	947
(Gain) on sale of real estate	(278)	(104)	(174)
Amortization of intangible assets	309	322	(13)
Other	4,689	4,882	(193)

Total non-interest expense	$46,154	52,721	(6,567)

The decline in employee compensation and benefits during the three months ended March 31, 2011 compared to the same 2010 period resulted primarily from workforce reductions, normal attrition as well as declines in personnel related to reduced store lobby and call center hours. As a result of the work force reductions and normal attrition, the number of full-time equivalent employees declined from 1,532 as of December 31, 2009 to 1,192 as of March 31, 2011. Additionally, employee and executive bonuses were $1.2 million lower during the 2011 quarter compared to the 2010 quarter. The decline in the workforce also resulted in reduced benefit costs compared to 2010, primarily health insurance, payroll taxes and share-based compensation.

The decline in occupancy and equipment for the three months ended March 31, 2011 compared to the same 2010 period resulted primarily from $0.8 million of lower rent expense, building maintenance and real estate taxes related to the consolidation of back-office facilities and the termination of leases executed for branch expansion during prior periods.

The decrease in advertising and business promotion expense during the 2011 quarter compared to the same 2010 quarter related primarily to BankAtlantic focusing its marketing efforts on customer relationships and away from advertising and media and direct mail promotions.

The lower check losses for the quarter ended March 31, 2011 compared to the same 2010 quarter were related primarily to revisions to our overdraft policies limiting the number of overdrafts per day and the dollar amount of overdrafts.

The higher professional fees during the three months ended March 31, 2011 compared to the same 2010 period primarily resulted from legal and related costs in connection with tax certificate activities as well as loan modifications and work-outs.

The costs associated with debt redemptions during the quarters ended March 31, 2011 and 2010 reflect prepayment penalties from the early repayment of FHLB advance obligations.

The provision for tax certificate losses during the three months ended March 31, 2011 and 2010 reflects charge-offs and increases in tax certificate reserves for certain out-of-state certificates. We have significantly reduced the acquisition of out-of-state tax certificates and concentrate the majority of our tax certificate acquisitions in Florida.

Lease termination costs represent lease contracts, net of deferred rent reversals, originally executed for branch expansion. During the three months ended March 31, 2011, BankAtlantic terminated three leases and recognized a

BankAtlantic Bancorp, Inc. and Subsidiaries

recovery of $1.2 million. The recovery was partially offset by $0.3 million of additional impairments on leases associated with updated valuations. BankAtlantic is attempting to sublease or terminate lease contracts executed in connection with its branch expansion in prior periods and could recognize losses associated with these operating leases in subsequent periods as these leases are measured at fair value.

The recovery of employee termination costs during the three months ended March 31, 2011 reflects the forfeiture of termination benefits upon the re-hiring of terminated employees.

Impairment of loans held for sale represents lower of cost or market adjustments on loans classified as held for sale.

Parent Company Results of Operations

	For the Three Months Ended March 31,
(in thousands)	2011	2010	Change
Net interest expense	$(3,695)	(3,485)	(210)
Recovery for loan losses	20	1,279	(1,259)

Net interest expense after recovery for loan losses	(3,675)	(2,206)	(1,469)
Non-interest income	590	458	132
Non-interest expense	3,432	1,644	1,788

Parent company loss	$(6,517)	(3,392)	(3,125)

Net interest expense increased during the first quarter of 2011 compared to the same 2010 quarter as a result of higher average debenture balances and interest rates. The average balances on junior subordinated debentures increased from $309 million during the quarter ended March 31, 2010 to $323 million during the same 2011 quarter. The increase in average debenture balances resulted from the deferral of interest which began in March 2009. Average rates on junior subordinated debentures increased from 4.68% during the quarter ended March 31, 2010 to 4.75% during the same 2011 quarter reflecting slightly higher LIBOR interest rates during the 2011 quarter compared to the 2010 quarter. Also included in net interest expense during the three months ended March 31, 2011 and 2010 was $49,000 and $55,000, respectively, of interest income on two performing loans as well as $36,000 and $18,000, respectively, of investment interest income associated with investment securities.

Non-interest income during the three months ended March 31, 2011 reflects $381,000 of equity earnings from the Parent Company’s investment in statutory business trusts that issue trust preferred securities and $286,000 of fees for executive services provided to BankAtlantic. Also included in non-interest income was a loss of $99,000 from the sale of $1.7 million of loans held for sale. Non-interest income during the three months ended March 31, 2010 resulted primarily from $189,000 of equity earnings from statutory business trusts and $241,000 of fees for executive services provided by BankAtlantic.

The increase in non-interest expense during the quarter ended March 31, 2011 compared to the same 2010 quarter related primarily to $1.9 million of real estate owned impairments resulting from updated property valuations and $427,000 of additional write-downs on loans held for sale. The above increases in non-interest expenses were partially offset by $477,000 of lower compensation expenses associated with the elimination of executive bonuses during the 2011 period.

BankAtlantic Bancorp, Inc. and Subsidiaries

In March 2008, BankAtlantic transferred non-performing loans to a work-out subsidiary of the Parent Company. The composition of these loans as of March 31, 2011 and December 31, 2010 was as follows (in thousands):

	March 31,	December 31,
	2011	2010
Nonaccrual loans:

Commercial real estate:

Residential	$5,837	8,985

Land	5,523	5,523

Total non-accrual loans	11,360	14,508

Allowance for loan losses	(814)	(830)

Non-accrual loans, net	10,546	13,678

Performing other commercial loans	2,698	2,811

Loans receivable, net	$13,244	16,489

Real estate owned	$8,835	10,160

During the three months ended March 31, 2011, the Parent Company foreclosed on a $1.5 million commercial residential loan and sold a $1.7 million loan for a $99,000 loss. The work-out subsidiary also received $0.1 million of loan principal repayments during the three months ended March 31, 2011 and recognized a $20,000 recovery on a loan transferred to REO.

The Parent Company’s non-accrual loans include large loan balance lending relationships. Two relationships account for 81.6% of the $11.4 million of non-accrual loans held by the Parent Company at March 31, 2011. The following table outlines general information about these relationships as of March 31, 2011 (in thousands):

	Unpaid
	Principal	Recorded	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Investment (2)	Reserves	Originated	on Nonaccrual	Date	Type	Full Appraisal
Commercial land
Relationship No. 1	$5,604	5,523	802	Q4-2005	Q4-2007	Q4-2007	Land	Q4-2010

Residential Land Developers
Relationship No. 2 (1)	20,000	3,488	—	Q1-2005	Q4-2007	Q1-2008	Residential	Q4-2010

Total	$25,604	9,011	802

(1)	During 2008, 2009 and 2010, the Company recognized partial charge-offs on relationship No. 2 aggregating $16.0 million.
(2)	Recorded investment is the “Unpaid Principal Balance” less charge-offs and deferred fees.

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

BankAtlantic Bancorp, Inc. and Subsidiaries

The activity in the Parent Company’s allowance for loan losses was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2011	2010
Balance, beginning of period	$830	13,630
Loans charged-off	—	(4,302)
Recoveries of loans previously charged-off	4	—

Net (charge-offs)	4	(4,302)
Recovery for loan losses	(20)	(1,279)

Balance, end of period	$814	8,049

The $4,000 recovery during the three months ended March 31, 2011 reflected funds received on loans previously charged-off. The recovery for loan losses primarily related to a $16,000 reduction of a specific valuation allowance on one loan.

The $4.3 million of charge-offs during the three months ended March 31, 2010 primarily related to two loans. One loan was charged-down $2.7 million upon the foreclosure and sale of the collateral. The other loan’s entire balance of $1.2 million was charged-off upon the sale of the remaining collateral. The Parent Company established specific reserves of $5.7 million on these two loans in prior periods and recognized a recovery for loan losses on the sale of these loans during the three months ended March 31, 2010.

BankAtlantic Bancorp Consolidated Financial Condition

Total assets at March 31, 2011 and December 31, 2010 were $4.5 billion. The changes in components of total assets from December 31, 2010 to March 31, 2011 are summarized below:

•	Increase in interest-bearing deposits in other banks primarily reflecting $200 million of higher cash balances at the Federal Reserve Bank in anticipation of the pending Tampa branch sale;

•	Decrease in securities available for sale reflecting BankAtlantic’s receipt of repayments of short-term agency and municipal securities as well as mortgage-backed securities repayments;

•	Decrease in tax certificate balances primarily resulting from redemptions;

•	Increase in loans held for sale associated with the transfer of $25.1 million of non-performing residential loans to held for sale;

•

Decrease in loans receivable balances associated with $27.8 million of net-charge-offs, $6.7 million of loans transferred to REO, $3.1 million of loan sales, and repayments of loans in the ordinary course of business;

•	Decrease in accrued interest receivables resulting primarily from lower loan and tax certificate balances partially offset by higher agency and municipal securities balances; and

•	Decrease in office properties and equipment resulting primarily from depreciation.

Total liabilities at March 31, 2011 and December 31, 2010 were $4.5 billion. The changes in components of total liabilities from December 31, 2010 to March 31, 2011 are summarized below:

•	A decrease in interest bearing deposit account balances associated with lower interest bearing checking account and time deposit balances;

•	Increase in non-interest bearing deposits due primarily to higher average balances per customer account;

•	Lower FHLB advances and short term borrowings due to repayments using proceeds from deposit growth; and

•	Increase in junior subordinated debentures liability due to interest deferrals.

Liquidity and Capital Resources

BankAtlantic Bancorp, Inc.

Currently, the Parent Company’s principal source of liquidity is its cash and funds obtained from its wholly-owned work-out subsidiary. The Parent Company also may obtain funds through the issuance of equity and debt securities and

BankAtlantic Bancorp, Inc. and Subsidiaries

through dividends, although no dividends from BankAtlantic are anticipated or contemplated for the foreseeable future. The Parent Company has used its funds to contribute capital to its subsidiaries, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. At March 31, 2011, BankAtlantic Bancorp had approximately $326.0 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest obligations on this indebtedness totaled approximately $14.5 million based on interest rates at March 31, 2011, which are generally indexed to three-month LIBOR. In order to preserve liquidity in the current economic environment, the Parent Company elected in February 2009 to commence deferring interest payments on all of its outstanding junior subordinated debentures and to cease paying cash dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow the Parent Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009, and regularly scheduled quarterly interest payments aggregating $31.8 million that would otherwise have been paid during the 27 months ended March 31, 2011 were deferred. The Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments for up to another 11 consecutive quarterly periods through ongoing appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Parent Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Parent Company may end the deferral period by paying all accrued and unpaid interest. The Parent Company anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future. If the Parent Company continues to defer interest on its junior subordinated debentures through the year ended December 31, 2013, it will owe an aggregate of approximately $73.1 million of unpaid interest based on average interest rates as of March 31, 2011. The Company’s financial condition and liquidity could be adversely affected if interest payments continue to be deferred.

The Parent Company has not received dividends from BankAtlantic since the year ended December 31, 2008. The ability of BankAtlantic to pay dividends or make other distributions to the Parent Company in subsequent periods is subject to the Office of Thrift Supervision (“OTS”) approval as provided in the Bank Order. It is unlikely that the OTS will approve a dividend from BankAtlantic based on BankAtlantic’s regulatory capital levels. As such, the Parent Company does not expect to receive cash dividends from BankAtlantic for the foreseeable future. The Parent Company may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans and real estate owned. However, the Parent Company may not be able to monetize the loans or real estate owned on acceptable terms, if at all.

In February 2010, the Company filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $75 million of Class A Common Stock, preferred stock, subscription rights, warrants or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in a prospectus supplement if and when offered. As a result of the completion of a $20 million rights offering during the year ended December 31, 2010, $55 million of securities remain available for future issuance under this registration statement. On May 2, 2011, the Company announced its intention to pursue a rights offering for up to $30 million of Class A Common Stock. Under the announced terms of the rights offering, holders of the Company’s Class A Common Stock and Class B Common Stock as of May 12, 2011 will have the right to purchase a prorata number of shares of Class A Common Stock at a subscription price of $0.75 per share. The subscription rights are currently anticipated to be exercisable until June 16, 2011, subject to extension. The rights offering will be conducted under this registration statement and a description of the subscription rights and the rights offering will be contained in a prospectus supplement and other materials that will be sent to eligible shareholders. The Company may decide not to pursue the rights offering and may terminate the offering at any time, and if the rights offering is pursued, it may not be consummated on the contemplated terms or at all.

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

The Parent Company is generally required to provide BankAtlantic with managerial assistance and capital. Any such financing could be sought through public or private offerings, including the rights offering discussed above, in privately negotiated transactions or otherwise. Additionally, we could pursue financings at the Parent Company level or directly at BankAtlantic or both. Any financing involving the issuance of our Class A Common Stock or securities

BankAtlantic Bancorp, Inc. and Subsidiaries

convertible or exercisable for our Class A Common Stock could be highly dilutive for our existing shareholders and any issuance of stock at the BankAtlantic level would dilute the Company’s ownership interest in BankAtlantic. Such financing may not be available to us on favorable terms or at all.

The Parent Company has the following cash and investments that it believes provide a source for potential liquidity based on values at March 31, 2011.

	As of March 31, 2011
		Gross	Gross
	Carrying	Unrealized	Unrealized	Estimated
(in thousands)	Value	Appreciation	Depreciation	Fair Value
Cash and cash equivalents	$13,112	—	—	13,112
Securities available for sale	10	—	2	8
Private investment securities	1,500	—	—	1,500

Total	$14,622	—	2	14,620

The non-performing loans transferred to the wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary. The balance of these loans and real estate owned at March 31, 2011 was $22.1 million. During the three months ended March 31, 2011, the Parent Company received net cash flows of $2.1 million from its work-out subsidiary.

BankAtlantic Liquidity and Capital Resources

BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans, securities available for sale and real estate owned; proceeds from securities sold under agreements to repurchase; advances from FHLB; Treasury and Federal Reserve lending programs; interest payments on loans and securities; capital contributions from the Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses. BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic reduced its loan portfolio and securities portfolio during the three months ended March 31, 2011 and reinvested the excess cash proceeds in cash equivalents in anticipation of the pending sale of the Tampa branch network to PNC. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit and Treasury and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition, an increase in interest rates or an increase in liquidity needs, may require BankAtlantic to offer higher interest rates to maintain deposits, which may not be successful in generating deposits, and which would increase its cost of funds or reduce its net interest income. BankAtlantic is restricted by the OTS from offering interest rates on its deposits which are significantly higher than market area rates. Additionally, BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. BankAtlantic’s unused lines of credit increased from $843 million as of December 31, 2010 to $920 million as of March 31, 2011 due to lower FHLB advance outstanding balances partially offset by lower loan balances. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, deterioration in BankAtlantic’s financial condition, litigation or regulatory action may make borrowings unavailable or make terms of the borrowings and deposits less favorable. There is a risk that our cost of funds will increase and that the borrowing capacity from funding sources may decrease.

The FHLB has granted BankAtlantic a line of credit capped at 30% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic utilized its FHLB line of credit to borrow $45 million and to obtain a $268 million letter of credit primarily securing public deposits as of March 31, 2011. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $589 million at March 31, 2011. An additional source of liquidity for BankAtlantic is its securities portfolio. As of March 31, 2011, BankAtlantic had $297 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve

BankAtlantic Bancorp, Inc. and Subsidiaries

or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $2.2 million in funding and at March 31, 2011, BankAtlantic had $1.4 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program under its secondary credit program. The amount that can be borrowed under this program is dependent on the delivery of collateral to the Federal Reserve, and BankAtlantic had unused available borrowings of approximately $33.7 million as of March 31, 2011, with no amounts outstanding under this program at March 31, 2011. We are not permitted to incur day-light overdrafts in our Federal Reserve bank account and accordingly, our intent is to continue to maintain sufficient funds at the Federal Reserve to support intraday activity. The above lines of credit are subject to periodic review and any of the above borrowings may be limited, or may not be available to us at all or additional collateral could be required, in which case BankAtlantic’s liquidity could be materially adversely affected.

BankAtlantic also has various relationships to execute repurchase agreements, which may to a limited extent be utilized as an alternative source of liquidity. At March 31, 2011, BankAtlantic had $17.0 million of securities sold under agreements to repurchase outstanding, representing 0.4% of total assets. Additional repurchase agreement borrowings are subject to available collateral. Additionally, BankAtlantic had total cash on hand or with other financial institutions of $759.9 million at March 31, 2011.

Brokered deposits have previously served as an additional source of liquidity. Included in deposits at March 31, 2011 was $10.8 million in brokered deposits. BankAtlantic is currently restricted by the OTS from acquiring additional brokered deposits or renewing its existing brokered deposits, and expects the balance of its brokered deposits to decline.

BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions and regulatory actions make it more difficult for us and for financial institutions in general to borrow money. We cannot predict with any degree of certainty how long these adverse market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. Further deterioration in the financial markets may further impact us or result in additional market-wide liquidity problems, and affect our liquidity position. We believe BankAtlantic has improved its liquidity position during the year ended December 31, 2010 and the three months ended March 31, 2011 by reducing assets, increasing agency guaranteed securities and paying down borrowings.

BankAtlantic’s commitment to originate and purchase loans was $27.5 million and $13.0 million, respectively, at March 31, 2011 compared to $28.8 million of commitments to originate loans at March 31, 2010. BankAtlantic had no commitments to purchase loans at March 31, 2010. At March 31, 2011, total loan commitments represented approximately 1.4% of net loans receivable.

At March 31, 2011, BankAtlantic had mortgage-backed securities of approximately $29.9 million pledged to secure securities sold under agreements to repurchase, public funds and short-term borrowings. BankAtlantic also has $38.0 million of mortgage-backed securities pledged against potential Federal Reserve Bank borrowings.

BankAtlantic Bancorp, Inc. and Subsidiaries

BankAtlantic’s actual capital amounts and ratios are presented in the table below and are compared to the prompt corrective action (“PCA”) “well capitalized” requirements and the capital requirements set forth in the Bank Order that BankAtlantic must attain and maintain as of June 30, 2011 (dollars in thousands):

					Bank Order
			PCA Defined		Requirements
	Actual		Well Capitalized		By June 30, 2011
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011:
Total risk-based capital	$319,159	11.77%	$285,541	10.00%	$379,909	14.00%
Tier I risk-based capital	$262,613	9.68%	$162,818	6.00%
Tangible capital	$262,613	5.97%	$66,018	1.50%
Tier 1/Core capital	$262,613	5.97%	$222,240	5.00%	$352,097	8.00%
As of December 31, 2010:
Total risk-based capital	$334,601	11.72%	$285,541	10.00%
Tier I risk-based capital	$276,362	9.68%	$171,325	6.00%
Tangible capital	$276,362	6.22%	$66,672	1.50%
Tier 1/Core capital	$276,362	6.22%	$222,240	5.00%

Pursuant to the Bank Order, BankAtlantic is required to attain by June 30, 2011 and maintain a tier 1/core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. BankAtlantic historically maintained its regulatory capital ratios at levels that exceeded prompt corrective action “well capitalized” requirements; however, based on BankAtlantic’s risk profile, the OTS raised its regulatory capital requirements above the “well capitalized” amounts. The Parent Company and BankAtlantic will seek to meet the higher capital requirements of the Bank Order through the estimated financial impact upon consummation of the proposed sale to PNC Financial Services Group, Inc. of BankAtlantic’s Tampa branch network and through other efforts that may include the issuance of its Class A Common Stock through a public or private offering, including the rights offering to the Company’s shareholders. Additionally, BankAtlantic may continue to seek to reduce its asset size in order to improve its regulatory capital ratios, although this may make it more difficult to achieve profitability. The Company may not be successful in raising additional capital in subsequent periods and the sale of the Tampa branches may not be consummated in the time frame anticipated, upon the contemplated terms, or at all. The inability to raise capital or otherwise meet regulatory requirements would have a material adverse impact on the Company’s business, results of operations and financial condition.

Contractual Obligations and Off Balance Sheet Arrangements as of March 31, 2011 were (in thousands):

	Payments Due by Period (2)
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Time deposits	$652,000	554,082	77,566	18,431	1,921
Long-term debt	347,974	—	53,779	—	294,195
Advances from FHLB (1)	45,000	45,000	—	—	—
Operating lease obligations held for sublease	18,180	847	1,618	1,592	14,123
Operating Tampa lease obligations	26,981	1,701	3,174	2,944	19,162
Operating lease obligations held for use	31,430	5,157	8,297	4,626	13,350
Pension obligation	18,443	1,496	3,155	3,545	10,247
Other obligations	14,006	4,406	6,400	3,200	—

Total contractual cash obligations	$1,154,014	612,689	153,989	34,338	352,998

(1)	Payments due by period are based on contractual maturities
(2)	The above table excludes interest payments on interest bearing liabilities

BankAtlantic Bancorp, Inc. and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The discussion contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about the Company’s primary market risk, which is interest rate risk.

The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic are unpredictable. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the three months ended March 31, 2011. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the three months ended March 31, 2011, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Interest Income.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BankAtlantic Bancorp, Inc. and Subsidiaries

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, there have been no material changes or developments in the material pending legal proceedings involving the Company from the descriptions contained in Item 3 of the Company’s Annual report on Form 10-K for the year ended December 31, 2010.

In re BankAtlantic Bancorp, Inc. Securities Litigation, No. 0:07-cv-61542-UU, United States District Court, Southern District of Florida

On October 29, 2007, Joseph C. Hubbard filed a class action in the United States District Court for the Southern District of Florida against the Company and five of its current or former officers. The defendants in this action are BankAtlantic Bancorp, Inc., James A. White, Valerie C. Toalson, Jarett S. Levan, John E. Abdo, and Alan B. Levan. The Complaint, which was later amended, alleges that during the purported class period of November 9, 2005 through October 25, 2007, the Company and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint sought to assert claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 and unspecified damages. On December 12, 2007, the Court consolidated into Hubbard a separately filed action captioned Alarm Specialties, Inc. v. BankAtlantic Bancorp, Inc., No. 0:07—cv-61623-WPD. On February 5, 2008, the Court appointed State-Boston Retirement System lead plaintiff and Lubaton Sucharow LLP to serve as lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act.

On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of the Company’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 and retained those shares until the end of the period. The jury rejected the plaintiffs’ claim for the six month period from October 19, 2006 to April 25, 2007. Prior to the beginning of the trial, plaintiffs abandoned any claim for any prior period. On April 25, 2011, the Court granted defendants’ post-trial motion for judgment as a matter of law and vacated the jury verdict, resulting in a judgment in favor of all defendants on all claims. On May 5, 2011, defendants filed a motion for sanctions against plaintiffs and their counsel seeking reimbursement of their attorneys’ fees and costs incurred in connection with this lawsuit. The Plaintiffs have indicated that they intend to appeal the Court’s order setting aside the jury verdict.

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

The Company has received a letter from the Miami regional office staff of the SEC indicating that the staff intends to recommend that the SEC bring a civil action against the Company alleging that the Company violated certain provisions of federal securities laws, including Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder. The Company has also been informed that its chief executive officer received a similar letter. Although the letters do not state the grounds for such recommendations, in communications between the Company’s counsel and the Miami regional office staff, the Company has learned that the basis for the recommended actions were many of the same arguments brought in the private class action securities litigation recently concluded at the district court level in favor of the Company and the individual defendants. In addition, the Miami regional office staff raised issues relating to the classification and valuation of certain loans included in the Company’s financial information for the last quarter of 2007 and in its annual report on Form 10-K for the 2007 fiscal year. If litigation is brought, the SEC may seek remedies including an injunction against future violations of federal securities laws, civil money penalties and an officer and director bar. The Company believes that it has fulfilled all of its obligations under securities laws and, if such actions are brought by the SEC against the Company and/or any of its officers, such actions would be vigorously defended.

BankAtlantic Bancorp, Inc. and Subsidiaries

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

On May 6, 2011, the Court instructed plaintiff’s counsel to narrow the claims and defendants in accord with the Court’s rulings in In re BankAtlantic Bancorp, Inc. Securities Litigation. The Court then invited defendants to move for summary judgment as to any remaining of such claims and defendants, and expressed considerable doubt as to the viability of any claims in light of the judgments entered in favor of defendants in the securities class action. Based on the Court’s instructions, we believe this case will be resolved favorably to the Company and the individual defendants.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 except for the addition of the following risk factor.

The loss of key personnel or the failure to attract and retain highly qualified personnel could adversely affect our operations.

Our performance is largely dependent on the talents and efforts of skilled individuals. There is intense competition in the financial services industry for qualified employees. We also face increasing competition with businesses outside the financial services industry for the most highly skilled individuals. In addition, our recent losses, reductions in force and other efforts to achieve operating efficiencies as well as the concerns about the stability of financial institutions in general may make it more difficult to retain key personnel. Our business operations could be adversely affected if we are unable to retain and motivate our existing employees and attract new employees as needed.

Item 6. Exhibits

Exhibit 10.60	Purchase and Assumption Agreement dated as of January 28, 2011 between BankAtlantic, PNC Bank, National Association and BankAtlantic Bancorp, Inc. for the sale of Tampa branches; Incorporated by reference to Exhibit 99.2 of BankAtlantic Bancorp’s current report on Form 8-K filed on January 31, 2011.

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

BankAtlantic Bancorp, Inc. and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKATLANTIC BANCORP, INC.

May 13, 2011	By:	/s/ Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/
Chairman/President

May 13, 2011	By:	/s/ Valerie C. Toalson
Date		Valerie C. Toalson
Executive Vice President,
Chief Financial Officer