Form 10-Q
period 2011-06-30
BANKATLANTIC BANCORP INC
filed 2011-08-15
CIK 921768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Outstanding at August 5, 2011
Class A Common Stock, par value $0.01 per share	77,158,495
Class B Common Stock, par value $0.01 per share	975,225

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

	June 30,	December 31,
(In thousands, except share data)	2011	2010
ASSETS
Cash and due from banks	$112,300	97,930
Interest bearing deposits in other banks	318,437	455,538
Securities available for sale, at fair value	316,517	424,391
Investment securities, at cost which approximates fair value	—	1,500
Tax certificates, net of allowance of $8,526 and $8,811	66,211	89,789
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	31,614	43,557
Loans held for sale	49,425	29,765
Loans receivable, net of allowance for loan losses of $137,643 and $162,139	2,666,847	3,018,179
Accrued interest receivable	17,973	22,010
Real estate held for sale	5,084	5,436
Real estate owned	79,704	74,488
Investments in unconsolidated companies	11,174	10,361
Office properties and equipment, net	145,239	151,414
Assets held for sale	1,768	37,334
Goodwill	13,081	13,081
Prepaid FDIC deposit insurance assessment	16,733	22,008
Other assets	11,757	12,652

Total assets	$3,863,864	4,509,433

LIABILITIES AND EQUITY
Liabilities:
Deposits
Interest bearing deposits	$2,540,310	2,759,608
Non-interest bearing deposits	884,209	792,260
Deposits held for sale	—	341,146

Total deposits	3,424,519	3,893,014

Advances from FHLB	—	170,000
Securities sold under agreements to repurchase	—	21,524
Short-term borrowings	1,020	1,240
Subordinated debentures	22,000	22,000
Junior subordinated debentures	329,643	322,385
Other liabilities	60,447	64,527

Total liabilities	3,837,629	4,494,690

Commitments and contingencies
Equity:
BankAtlantic Bancorp’s stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $.01 par value, authorized 125,000,000 shares; issued and outstanding 77,158,495 and 61,595,321 shares	772	616
Class B common stock, $.01 par value, authorized 9,000,000 shares; issued and outstanding 975,225 and 975,225 shares	10	10
Additional paid-in capital	328,958	317,362
Accumulated deficit	(297,686)	(297,615)
Accumulated other comprehensive loss	(6,346)	(6,088)

Total BankAtlantic Bancorp equity	25,708	14,285
Noncontrolling interest	527	458

Total equity	26,235	14,743

Total liabilities and equity	$3,863,864	4,509,433

See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except share and per share data)	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$33,241	39,898	68,151	81,532
Interest and dividends on taxable securities	2,710	2,937	5,541	6,735
Interest on tax exempt securities	286	—	640	—
Interest on tax certificates	1,043	514	2,453	2,870

Total interest income	37,280	43,349	76,785	91,137

Interest expense:
Interest on deposits	3,975	6,021	8,342	13,078
Interest on advances from FHLB	38	1	153	959
Interest on securities sold under agreements to repurchase and short-term borrowings	3	7	9	15
Interest on subordinated debentures	4,080	3,891	8,088	7,682

Total interest expense	8,096	9,920	16,592	21,734

Net interest income	29,184	33,429	60,193	69,403
Provision for loan losses	10,709	48,553	38,521	79,308

Net interest income after provision for loan losses	18,475	(15,124)	21,672	(9,905)

Non-interest income:
Service charges on deposits	11,226	15,502	23,258	30,550
Other service charges and fees	6,886	7,739	14,077	15,117
Securities activities, net	(1,500)	312	(1,524)	3,450
Income from unconsolidated subsidiaries	432	237	813	426
Gain on sale of Tampa branches	38,656	—	38,656	—
Other	3,310	2,733	6,937	5,444

Total non-interest income	59,010	26,523	82,217	54,987

Non-interest expense:
Employee compensation and benefits	19,731	25,155	39,021	50,533
Occupancy and equipment	11,488	13,745	24,073	27,327
Advertising and promotion	1,523	2,239	3,218	4,183
Check losses	663	521	962	953
Professional fees	1,295	4,824	4,654	7,711
Supplies and postage	955	921	1,857	1,919
Telecommunication	446	662	1,021	1,196
Cost associated with debt redemption	1,115	54	1,125	60
Provision for tax certificates	1,021	2,134	1,800	2,867
Impairment on loans held for sale	1,856	—	2,484	—
Employee termination reversals	(38)	—	(193)	—
Lease termination (reversals) costs	(594)	216	(1,442)	216
Impairment of real estate held for sale	353	1,510	353	1,510
Impairment of real estate owned	6,507	1,221	8,830	1,364
FDIC deposit insurance assessment	2,181	2,430	5,486	4,789
Other	5,582	7,017	10,125	12,135

Total non-interest expense	54,084	62,649	103,374	116,763

Income (loss) before income taxes	23,401	(51,250)	515	(71,681)
Provision for income taxes	—	—	1	90

Net income (loss)	23,401	(51,250)	514	(71,771)
Less: net income attributable to noncontrolling interest	(290)	(239)	(585)	(447)

Net income (loss) attributable to BankAtlantic Bancorp	$23,111	(51,489)	(71)	(72,218)

Basic income (loss) per share	0.35	(1.02)	—	(1.44)

Diluted income (loss) per share	$0.35	(1.02)	—	(1.44)

Basic weighted average number of common shares outstanding	65,296,721	50,678,568	64,017,490	50,010,292

Diluted weighted average number of common and common equivalent shares outstanding	65,296,721	50,678,568	64,017,490	50,010,292

See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

For the Six Months Ended June 30, 2010 and 2011-Unaudited

(In thousands)	Comprehensive (loss)		Common Stock	Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive (loss)	BankAtlantic Bancorp Equity	Non- Controlling Interest	Total Equity
BALANCE, DECEMBER 31, 2009	$		493	296,438	(153,434)	(1,926)	141,571	—	141,571
Net loss		(72,218)	—	—	(72,218)	—	(72,218)	447	(71,771)
Net unrealized losses on securities available for sale		(394)	—	—	—	(394)	(394)	—	(394)

Comprehensive loss		$(72,612)

Cumulative effect of change in accounting principle			—	—	—	—	—	307	307
Non-controlling interest distributions			—	—	—	—	—	(338)	(338)
Issuance of Class A common stock			47	6,881	—	—	6,928	—	6,928
Share based compensation expense			—	1,163	—	—	1,163	—	1,163

BALANCE, JUNE 30, 2010	$		540	304,482	(225,652)	(2,320)	77,050	416	77,466

BALANCE, DECEMBER 31, 2010	$		626	317,362	(297,615)	(6,088)	14,285	458	14,743
Net (loss) income		(71)	—	—	(71)	—	(71)	585	514
Net unrealized losses on securities available for sale		(258)	—	—	—	(258)	(258)	—	(258)

Comprehensive loss		$(329)

Non-controlling interest distributions			—	—	—	—	—	(516)	(516)
Issuance of Class A Common Stock			156	10,845	—	—	11,001	—	11,001
Share based compensation expense			—	751	—	—	751	—	751

BALANCE, JUNE 30, 2011	$		782	328,958	(297,686)	(6,346)	25,708	527	26,235

See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Six Months
	Ended June 30,
(In thousands)	2011	2010
Net cash provided by operating activities	$44,240	89,355

Investing activities:
Proceeds from redemption of tax certificates	40,259	61,313
Purchase of tax certificates	(18,567)	(93,142)
Purchase of securities available for sale	—	(21,397)
Proceeds from sales of securities available for sale	—	46,911
Proceeds from maturities of securities available for sale	107,036	51,897
Purchase of interest bearing deposits in other banks	—	(33,863)
Proceeds from maturities of interest bearing deposits	25,283	—
Net repayments of loans	232,518	183,598
Proceeds from the sales of loans transferred to held for sale	27,793	26,871
Improvements to real estate owned	—	(800)
Proceeds from sales of real estate owned	10,197	12,362
Purchases of office property and equipment	(1,467)	(2,424)
Disposals of office property and equipment	1,247	528
Redemptions of FHLB stock	11,943	—
Net cash outflow from sale of Tampa branches	(257,221)	—

Net cash provided by investing activities	179,021	231,854

Financing activities:
Net (decrease) increase in deposits	(145,280)	18,573
Net repayments of FHLB advances	(170,020)	(167,061)
Net (decrease) increase in securities sold under agreements to repurchase	(21,524)	256
(Decrease) increase in short-term borrowings	(220)	7,222
Repayment of bonds payable	—	(45)
Prepayments of bonds payable	—	(661)
Net proceeds from issuance of Class A common stock	11,001	6,928
Noncontrolling interest distributions	(516)	(338)

Net cash used in financing activities	(326,559)	(135,126)

(Decrease) increase in cash and cash equivalents	(103,298)	186,083
Cash and cash equivalents at the beginning of period	507,908	234,797
Change in cash and cash equivalents held for sale	5,850	—

Cash and cash equivalents at end of period	$410,460	420,880

(Continued)

See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Six Months
	Ended June 30,
(In thousands)	2011	2010
Cash paid/received for:
Interest on borrowings and deposits	$9,365	14,925
Income tax refunds	—	31,692
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to REO	25,074	22,115
Long-lived assets held-for-use transferred to assets held for sale	—	1,919
Long-lived assets held-for-sale transferred to assets held for use	—	1,239
Securities purchased pending settlement	—	30,002
The change in assets and liabilities as of January 1, 2010 upon the consolidation of a factoring joint venture:
Increase in loans receivable	—	(3,214)
Decrease in investment in unconsolidated subsidiaries	—	3,256
Increase in other assets	—	(367)
Increase in other liabilities	—	18
Increase in noncontrolling interest	—	307

See Notes to Consolidated Financial Statements - Unaudited

BankAtlantic Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1. Presentation of Interim Financial Statements

BankAtlantic Bancorp, Inc. (the “Parent Company”) is a unitary savings bank holding company organized under the laws of the State of Florida. The Parent Company’s principal asset is its investment in BankAtlantic and its subsidiaries. The Parent Company and its subsidiaries, including BankAtlantic and its subsidiaries may also be referred to as the “Company”, “we,” “us,” or “our”. The Company has two reportable segments, BankAtlantic and the Parent Company.

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

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of the Company’s consolidated financial condition at June 30, 2011, the consolidated results of operations for the three and six months ended June 30, 2011 and 2010, and the consolidated stockholders’ equity and comprehensive loss and cash flows for the six months ended June 30, 2011 and 2010. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2011. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2011.

The principal amounts of loans in the Company’s residential loan portfolios set forth in the table in Note 6 to the Company’s financial statements in the Company’s Form 10-K for the year ended December 31, 2010 were incorrectly identified as reflecting loan-to-value ratios obtained as of the first quarter of 2010 when in fact the amounts instead reflected loan-to-value ratios as of the date of loan origination. The table below labeled “As Corrected” reflects loan-to-value ratios of the Company’s residential loans as of December 31, 2010 based on valuations obtained during the first quarter of 2010. The table below labeled “As Reported” reflects the table contained in the Form 10-K for the year ended December 31, 2010 which reflects loan-to-value ratios of the Company’s residential loans as of the date of loan origination.

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

BankAtlantic Bancorp, Inc. and Subsidiaries

2. Regulatory and Liquidity Considerations

Regulatory Considerations

On February 23, 2011, the Parent Company and BankAtlantic each entered into a Stipulation and Consent to Issuance of Order to Cease and Desist with the Office of Thrift Supervision (“OTS”), the Parent Company’s and BankAtlantic’s primary regulator on that date. The Parent Company and BankAtlantic were historically regulated and subject to regular examination by the Office of Thrift Supervision (“OTS”). Since July 21, 2011, the regulatory oversight of the Parent Company is by the Federal Reserve Bank (“FRB”) and the regulatory oversight of BankAtlantic is by the Office of the Comptroller of the Currency (“OCC”) as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Order to Cease and Desist to which the Parent Company is subject is referred to as the “Company Order,” the Order to Cease and Desist to which BankAtlantic is subject is referred to as the “Bank Order” and the Company Order and Bank Order are referred to collectively as the “Orders.” The OTS issued the Orders due to the Company’s losses over the past three years, high levels of classified assets and inadequate levels of capital based on BankAtlantic’s risk profile as determined by the OTS following its recent examination. The Parent Company submitted updated written plans to the OTS that address, among other things, BankAtlantic’s capital and set forth the Parent Company’s business plan for the year ending December 31, 2011. In addition, under the terms of the Company Order, the Parent Company is prohibited from taking certain actions without receiving the prior written non-objection of the FRB, including, without limitation, declaring or paying any dividends or other capital distributions and incurring certain indebtedness. The Parent Company is also required to ensure BankAtlantic’s compliance with the terms of the Bank Order as well as all applicable laws, rules, regulations and agency guidance.

Pursuant to the terms of the Bank Order, BankAtlantic is required to maintain a tier 1 (core) capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. At June 30, 2011, BankAtlantic had a tier 1 (core) capital ratio of 8.24% and a total risk-based capital ratio of 14.52%. Under the terms of the Bank Order, BankAtlantic has revised certain of its plans, programs and policies and submitted to the OTS certain written plans, including a capital plan, a revised business plan and a plan to reduce BankAtlantic’s delinquent loans and non-performing assets. If BankAtlantic fails to comply with the capital plan and/or fails to maintain the increased capital ratio requirements, or upon any written request from the OCC, BankAtlantic is required to submit a contingency plan, which must detail actions which BankAtlantic would, in its case, take to either merge with or be acquired by another banking institution. BankAtlantic will not be required to implement such contingency plan until such time as it receives written notification from the OCC to do so. In addition, the Bank Order requires BankAtlantic to limit its asset growth and restricts BankAtlantic from originating or purchasing new commercial real estate loans or entering into certain material agreements, in each case without receiving the prior written non-objection of the OCC. Separately, the OTS confirmed that it has no objection to BankAtlantic originating loans to facilitate the sale of certain assets or the renewal, extension or modification of existing commercial real estate loans, subject in each case to compliance with applicable regulations and bank policies. The Bank Order prohibits the payment of dividends and other distributions without the prior written non-objection of the OCC. The Orders also include certain restrictions on compensation paid to the senior executive officers of the Parent Company and BankAtlantic, and restrictions on agreements with affiliates.

The Parent Company and BankAtlantic will seek to maintain the higher capital requirements of the Bank Order through efforts that may include the issuance of the Company’s Class A Common Stock through a public or private offering or through initiatives to maintain or improve its regulatory capital position including operating strategies to increase revenues and to reduce non-interest expenses, asset balances and non-performing loans. There can be no assurance that the Parent Company or BankAtlantic will be able to execute these or other strategies in order to maintain BankAtlantic’s new minimum regulatory capital levels.

Each Order became effective on February 23, 2011 and will remain in effect until terminated, modified or suspended by the OCC, as it relates to the Bank Order, or the FRB, as it relates to the Company Order No fines or penalties were imposed in connection with either Order. While the Orders formalize steps that the Company believes are already underway, if there is any material failure by the Parent Company or BankAtlantic to comply with the terms of the Orders, or if unanticipated market factors emerge, and/or if the Company is unable to successfully execute its plans, or comply with other regulatory requirements, then the regulators could take further action, which could include the imposition of fines and/or additional enforcement actions. Enforcement actions broadly available to regulators include the issuance of a capital directive, removal of officers and/or directors, institution of proceedings for receivership or conservatorship, and termination of deposit insurance. Any such action would have a material adverse effect on the Company’s business, results of operations and financial position.

BankAtlantic Bancorp, Inc. and Subsidiaries

Liquidity Considerations

Both the Parent Company and BankAtlantic actively manage liquidity and cash flow needs. The Parent Company had cash of $3.8 million as of June 30, 2011. The Parent Company does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013; however, based on current interest rates, accrued and unpaid interest of approximately $73.9 million would be due in December 2013 if interest is deferred until that date. The Parent Company’s operating expenses for the year ended December 31, 2010 were $6.4 million and were $3.1 million during the six months ended June 30, 2011. BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and the availability of its lines of credit borrowings with the Federal Home Loan Bank (“FHLB”), as well as the Treasury and Federal Reserve lending programs.

As of June 30, 2011, BankAtlantic had $431 million of cash and short-term investments and approximately $832 million of available unused borrowings, consisting of $541 million of unused FHLB line of credit capacity, $257 million of unpledged securities, and $34 million of available borrowing capacity at the Federal Reserve. However, such available borrowings are subject to regular reviews and may be terminated, suspended or reduced at any time at the discretion of the issuing institution or based on the availability of qualifying collateral. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, adverse litigation or regulatory actions, or deterioration in BankAtlantic’s financial condition may reduce the amounts it is able to borrow, make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, BankAtlantic’s cost of funds could increase and the availability of funding sources could decrease. Based on current and expected liquidity needs and sources, the Company expects to be able to meet its obligations at least through June 30, 2012.

3. Fair Value Measurement

The following table presents major categories of the Company’s assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
Description	As of June 30, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities	$97,894	—	97,894	—
REMICs (1)	54,353	—	54,353	—
Agency bonds	60,059	—	60,059	—
Municipal bonds	85,305	—	85,305	—
Taxable securities	17,600	—	17,600	—
Equity securities	1,306	1,306	—	—

Total	$316,517	1,306	315,211	—

		Fair Value Measurements Using
Description	As of December 31, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities	$112,042	—	112,042	—
REMICs (1)	68,841	—	68,841	—
Agency bonds	60,143	—	60,143	—
Municipal bonds	162,123	—	162,123	—
Taxable securities	19,922	—	19,922	—
Foreign currency put options	24	24	—	—
Equity securities	1,296	1,296	—	—

Total	$424,391	1,320	423,071	—

(1)	Real estate mortgage investment conduits (“REMICs”) are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities are guaranteed by government agencies.

BankAtlantic Bancorp, Inc. and Subsidiaries

There were no recurring liabilities measured at fair value in the Company’s financial statements as of June 30, 2011 and December 31, 2010.

The valuation techniques and the inputs used in our financial statements to measure the fair value of our recurring financial instruments are described below.

The fair values of agency bonds, municipal bonds, taxable bonds, mortgage-backed securities and REMICs are estimated using independent pricing sources and matrix pricing. Matrix pricing uses a market approach valuation technique and Level 2 valuation inputs as quoted market prices are not available for the specific securities that the Company owns. The independent pricing sources value these securities using observable market inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in the secondary institutional market which is the principal market for these types of assets. To validate fair values obtained from the pricing sources, the Company reviews fair value estimates obtained from brokers, investment advisors and others to determine the reasonableness of the fair values obtained from independent pricing sources. The Company reviews any price that it determines may not be reasonable and requires the pricing sources to explain the differences in fair value or reevaluate its fair value.

Equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2) with inputs obtained from independent pricing sources, if available. We also obtain non-binding broker quotes to validate fair values obtained from matrix pricing.

The fair value of foreign currency put options was obtained using the market approach and quoted market prices using Level 1 inputs as of December 31, 2010.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2011 (in thousands):

	Fair Value Measurements Using
Description	June 30, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments (1) For the Six Months Ended
Loans measured for impairment using the fair value of the underlying collateral	$265,245	—	—	265,245	24,624
Impairment of real estate owned	36,044	—	—	36,044	8,830
Impairment real estate held for sale	5,084	—	—	5,084	353
Impairment of loans held for sale	27,463	—	—	27,463	6,335

Total	$333,836	—	—	333,836	40,142

(1)	Total impairments represent the amount of loss recognized during the six months ended June 30, 2011 on assets that were held and measured at fair value as of June 30, 2011.

BankAtlantic Bancorp, Inc. and Subsidiaries

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2010 (in thousands):

	Fair Value Measurements Using
Description	As of June 30, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments (1) For the Six Months Ended
Loans measured for impairment using the fair value of the collateral	$302,199	—	—	302,199	74,584
Impairment of real estate held for sale	3,490			3,490	1,510
Impaired real estate owned	6,578	—	—	6,578	1,364

Total	$312,267	—	—	312,267	77,458

(1)	Total impairments represent the amount of loss recognized during the six months ended June 30, 2010 on assets that were held and measured at fair value as of June 30, 2010.

There were no material liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral. The Company primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and we may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, we use our judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. Consequently, the calculation of the fair value of the collateral uses Level 3 inputs. The Company generally uses third party broker price opinions or an automated valuation service to measure the fair value of the collateral for impaired homogenous loans in the establishment of specific reserves or charge-offs when these loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in the determination of the fair values.

Loans Held for Sale

Loans held for sale are valued using an income approach with Level 3 inputs as market quotes or sale transactions of similar loans are generally not available. The fair value is estimated by discounting forecasted cash flows using a discount rate that reflects the risks inherent in the loans held for sale portfolio. For non-performing loans held for sale, the forecasted cash flows are based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure or sale.

Impaired Real Estate Owned

Real estate is generally valued using third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. However, the appraisers or brokers use professional judgments in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date. Consequently, the fair values of the properties are considered Level 3 measurements.

BankAtlantic Bancorp, Inc. and Subsidiaries

Financial Disclosures about Fair Value of Financial Instruments

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(in thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$112,300	112,300	97,930	97,930
Interest bearing deposits in other banks	318,437	318,437	455,538	455,538
Securities available for sale	316,517	316,517	424,367	424,367
Derivatives	—	—	24	24
Investment securities	—	—	1,500	1,500
Tax certificates	66,211	66,389	89,789	90,738
Federal home loan bank stock	31,614	31,614	43,557	43,557
Loans receivable including loans held for sale, net	2,716,272	2,438,291	3,047,944	2,698,348
Financial liabilities:
Deposits	3,424,519	3,426,562	3,893,014	3,895,631
Short term borrowings	1,020	1,020	22,764	22,764
Advances from FHLB	—	—	170,000	170,038
Subordinated debentures	22,000	22,226	22,000	21,759
Junior subordinated debentures	329,643	142,447	322,385	107,274

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

Interest bearing deposits in other banks include $20.3 million of certificates of deposit guaranteed by the FDIC with maturities of less than one year. Due to the FDIC guarantee and the short maturity of these certificates of deposit, the fair value of these deposits approximates the carrying value.

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

BankAtlantic Bancorp, Inc. and Subsidiaries

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

In determining the fair value of all of the Company’s junior subordinated debentures, the Company used NASDAQ price quotes available with respect to its $70.4 million of publicly traded trust preferred securities related to its junior subordinated debentures (“public debentures”). However, $259.2 million of the outstanding trust preferred securities related to its junior subordinated debentures are not traded, but are privately held in pools (“private debentures”) and with no trading markets, sales history, liquidity or readily determinable source for valuation. We have deferred the payment of interest with respect to all of our junior subordinated debentures as permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at June 30, 2011 and December 31, 2010, and as a practical alternative, management used the NASDAQ price quotes of the public debentures to value all of the outstanding junior subordinated debentures whether privately held or public traded.

4. Securities Available for Sale

The following tables summarize securities available for sale (in thousands):

	As of June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$90,673	7,221	—	97,894
Agency Bonds	60,000	59	—	60,059
REMICs (1)	52,175	2,178	—	54,353

Total	202,848	9,458	—	212,306

Investment Securities:
Municipal Bonds	85,267	41	3	85,305
Taxable securities	17,598	4	2	17,600
Equity securities	1,260	47	1	1,306

Total investment securities	104,125	92	6	104,211

Total	$306,973	9,550	6	316,517

BankAtlantic Bancorp, Inc. and Subsidiaries

	As of December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$105,219	6,823	—	112,042
Agency bonds	60,000	143	—	60,143
REMICs (1)	66,034	2,807	—	68,841

Total	231,253	9,773	—	241,026

Investment Securities:
Municipal bonds	162,113	33	23	162,123
Taxable securities	19,936	8	22	19,922
Equity securities	1,260	39	3	1,296

Total investment securities	183,309	80	48	183,341

Derivatives	24	—	—	24

Total	$414,586	9,853	48	424,391

(1)	Real estate mortgage investment conduits (“REMICs”) are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities are guaranteed by government agencies.

The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Taxable Securities	$12,105	(2)	—	—	12,105	(2)
Municipal Bonds	5,084	(3)	—	—	5,084	(3)
Equity securities	—	—	9	(1)	9	(1)

Total	$17,189	(5)	9	(1)	17,198	(6)

	As of December 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Municipal Bonds	$90,413	(23)	—	—	90,413	(23)
Taxable Securities	15,155	(22)	—	—	15,155	(22)
Equity securities	—	—	7	(3)	7	(3)

Total	$105,568	(45)	7	(3)	105,575	(48)

The unrealized losses on municipal bonds and taxable securities outstanding less than 12 months are primarily the result of interest rate changes. The Company expects to receive cash proceeds in an amount equal to its entire investment in municipal bonds and taxable securities upon maturity.

The unrealized losses on the equity securities at June 30, 2011 and December 31, 2010 are insignificant. Accordingly, the Company does not consider these investments other-than-temporarily impaired at June 30, 2011 and December 31, 2010.

BankAtlantic Bancorp, Inc. and Subsidiaries

The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities
	Available for Sale
		Estimated
	Amortized	Fair
June 30, 2011 (1)	Cost	Value
Due within one year	$101,611	101,653
Due after one year, but within five years	61,404	61,462
Due after five years, but within ten years	18,525	19,108
Due after ten years	124,173	132,988

Total	$305,713	315,211

(1)	Scheduled maturities in the above table are based on contractual maturities which may vary significantly from actual maturities due to prepayments.

Included in securities activities, net were (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Gross gains on securities sales	$—	—	—	3,138

Proceed from sales of securities	—	—	—	46,911

Gross gains (losses) on foreign currency put options	—	309	(24)	309

Management reviews its investments for other-than-temporary declines in value quarterly. As a consequence of the review during 2011, the company recognized $1.5 million other-than-temporary declines in value related to a private equity investment in an unrelated financial institution.

5. Restructuring Charges and Exit Activities

Restructuring charges and exit activities includes employee termination costs, lease contracts executed for branch expansion and impairment of real estate acquired for branch expansion. The following table provides information regarding liabilities associated with restructuring charges and exit activities (in thousands):

	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability
Balance at January 1, 2010	$10	3,681	3,691
Expenses incurred	—	216	216
Amounts paid or amortized	(10)	(330)	(340)

Balance at June 30, 2010	$—	3,567	3,567

Balance at January 1, 2011	$2,438	5,876	8,314
Expense reversals	(193)	(1,442)	(1,635)
Amounts paid or amortized	(2,059)	(2,814)	(4,873)

Balance at June 30, 2011	$186	1,620	1,806

Beginning in December 2007, BankAtlantic terminated leases or sought to sublease properties that it had previously leased for future branch expansion. Liabilities were recorded for costs associated with these operating leases. These liabilities were measured at fair value and are accreted to rent expense until the leases are terminated or subleased.

BankAtlantic Bancorp, Inc. and Subsidiaries

BankAtlantic is actively seeking tenants for potential sub-leases or unrelated third parties to assume the lease obligations. During the three months ended June 30, 2011, BankAtlantic terminated one operating lease and recovered $0.3 million of prior period lease termination costs. During the six months ended June 30, 2011, BankAtlantic terminated four operating leases and recovered $1.4 million of prior period lease termination costs. There were no lease terminations during the six months ended June 30, 2010.

During the three and six months ended June 30, 2011 and 2010, BankAtlantic recognized impairments on real estate acquired for branch expansion of $0.4 million and $1.5 million, respectively.

6. Loans Receivable

The loan portfolio consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Commercial non-real estate	$124,830	135,588
Commercial real estate:
Residential	104,605	133,155
Land	29,634	58,040
Owner occupied	97,153	111,097
Other	520,220	592,538
Small Business:
Real estate	196,975	203,479
Non-real estate	95,783	99,190
Consumer:
Consumer - home equity	575,244	604,228
Consumer other	15,069	16,068
Deposit overdrafts	2,824	3,091
Residential:
Residential-interest only	445,470	550,246
Residential-amortizing	594,396	671,948

Total gross loans	2,802,203	3,178,668

Adjustments:
Premiums, discounts and net deferred fees	2,287	1,650
Allowance for loan losses	(137,643)	(162,139)

Loans receivable — net	$2,666,847	3,018,179

Loans held for sale	$49,425	29,765

Loans held for sale as of June 30, 2011 consisted of $22.8 million of residential loans, $26.1 million of commercial loans and $0.5 million of residential loans originated for sale. Loans held for sale as of December 31, 2010 consisted of $27.9 million of commercial real estate loans transferred from held-for-investment to held-for-sale classification during the fourth quarter of 2010 and $1.8 million of residential loans originated for sale. The Company transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future. The Company recognized a $47,000 gain and a $16,000 loss on the sale of loans held for sale for the three and six months ended June 30, 2011, respectively, compared to $87,000 and $141,000 of gains on the sale of loans held for sale during the three and six months ended June 30, 2010, respectively.

BankAtlantic Bancorp, Inc. and Subsidiaries

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable and loans held for sale was (in thousands):

	June 30,	December 31,
Loan Class	2011	2010
Commercial non-real estate	$18,046	17,659
Commercial real estate:
Residential	82,673	95,482
Land	19,657	27,260
Owner occupied	6,565	4,870
Other	90,201	128,658
Small business:
Real estate	10,021	8,928
Non-real estate	1,969	1,951
Consumer	14,614	14,120
Residential:
Residential-interest only	34,507	38,900
Residential-amortizing	46,855	47,639

Total	$325,108	385,467

An age analysis of the past due recorded investment in loans receivable and loans held for sale as of June 30, 2011 and December 31, 2010 was as follows (in thousands):

June 30, 2011	31-59 Days Past Due	60-89 Days Past Due	90 Days or More (1)	Total Past Due	Current	Total Loans Receivable
Commercial non-Real estate	$338	750	13,446	14,534	110,296	124,830
Commercial real estate:
Residential	—	—	42,726	42,726	66,448	109,174
Land	—	3,458	16,199	19,657	21,966	41,623
Owner occupied	—	861	5,567	6,428	92,198	98,626
Other	—	—	34,903	34,903	495,717	530,620
Small business:
Real estate	1,104	1,851	8,543	11,498	185,477	196,975
Non-real estate	64	33	119	216	95,567	95,783
Consumer	5,034	4,177	14,614	23,825	569,312	593,137
Residential:
Residential-interest only	4,956	2,249	33,627	40,832	413,689	454,521
Residential-amortizing	5,361	3,798	42,945	52,104	556,522	608,626

Total	$16,857	17,177	212,689	246,723	2,607,192	2,853,915

BankAtlantic Bancorp, Inc. and Subsidiaries

December 31, 2010	31-59 Days Past Due	60-89 Days Past Due	90 Days or More (1)	Total Past Due	Current	Total Loans Receivable
Commercial non-real estate	$—	—	13,498	13,498	122,090	135,588
Commercial real estate:
Residential	4,700	—	53,791	58,491	84,325	142,816
Land	—	—	23,803	23,803	34,237	58,040
Owner occupied	—	—	3,862	3,862	107,235	111,097
Other	—	6,043	54,940	60,983	551,472	612,455
Small business:
Real estate	1,530	2,059	6,670	10,259	193,220	203,479
Non-real estate	—	67	25	92	99,098	99,190
Consumer	6,396	6,009	14,120	26,525	596,862	623,387
Residential:
Interest only	4,907	6,164	38,900	49,971	500,275	550,246
Amortizing	6,091	5,926	47,487	59,504	614,281	673,785

Total	$23,624	26,268	257,096	306,988	2,903,095	3,210,083

(1)	The Company had no loans greater than 90 days and accruing interest as of June 30, 2011 and December 31, 2010.

The activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2011 was as follows (in thousands):

	Commercial Non-Real Estate	Commercial Real Estate	Small Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$10,708	79,142	10,125	27,511	27,565	155,051
Charge-off:	(124)	(14,875)	(2,010)	(6,379)	(5,767)	(29,155)
Recoveries:	57	75	203	492	435	1,262
Provision:	376	3,937	1,535	3,375	1,487	10,710
Transfer to held for sale:	—	(225)	—	—	—	(225)

Ending balance	$11,017	68,054	9,853	24,999	23,720	137,643

Ending balance individually evaluated for impairment	$9,618	47,638	1,595	1,671	4,555	65,077
Ending balance collectively evaluated for impairment	1,399	20,416	8,258	23,328	19,165	72,566

Total	$11,017	68,054	9,853	24,999	23,720	137,643

Loans receivable:
Ending balance individually evaluated for impairment	$34,569	285,325	10,370	24,576	57,740	412,580
Ending balance collectively evaluated for impairment	$90,261	466,287	282,388	568,561	982,126	2,389,623

Total	$124,830	751,612	292,758	593,137	1,039,866	2,802,203

Purchases of loans	$—	—	—	—	9,816	9,816

Proceeds from loan sales	$—	24,693	—		4,983	29,676

Transfer to held for sale	$—	28,444	—	—	—	28,444

BankAtlantic Bancorp, Inc. and Subsidiaries

The activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011 was as follows (in thousands):

	Commercial Non-Real Estate	Commercial Real Estate	Small Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$10,786	83,859	11,514	32,043	23,937	162,139
Charge-off:	(588)	(26,152)	(4,621)	(14,193)	(13,778)	(59,332)
Recoveries:	848	793	513	900	566	3,620
Provision:	(29)	11,169	2,447	6,249	18,686	38,522
Transfer to held for sale:	—	(1,615)	—	—	(5,691)	(7,306)

Ending balance	$11,017	68,054	9,853	24,999	23,720	137,643

Purchases of loans	$—	—	—	—	13,680	13,680

Proceeds from loan sales	$—	27,793	—		12,601	40,394

Transfer to held for sale	$—	30,894	—	—	25,072	55,966

Activity in the allowance for loan losses for the three and six months ended June 30, 2010 was as follows (in thousands):

	For the Three Months Ended June 30, 2010	For the Six Months Ended June 30, 2010
Balance, beginning of period	$177,597	187,218
Loans charged-off	(39,167)	(80,590)
Recoveries of loans previously charged-off	879	1,926

Net charge-offs	(38,288)	(78,664)
Provision for loan losses	48,553	79,308

Balance, end of period	$187,862	187,862

Impaired Loans — Loans are considered impaired when, based on current information and events, the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement. Impairment is evaluated based on past due status for consumer and residential loans. Impairment is evaluated as part of the Company’s on-going credit monitoring process for commercial and small business loans which results in the evaluation for impairment of all criticized loans. Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business. If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or at the fair value of collateral if the loan is collateral dependent. BankAtlantic generally measures loans for impairment using the fair value of collateral less cost to sell method. Interest payments on impaired loans for all loan classes are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Impaired loans held for sale are measured for impairment based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure and sale.

BankAtlantic Bancorp, Inc. and Subsidiaries

Impaired loans as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	As of June 30, 2011			As of December 31, 2010
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With an allowance recorded:
Commercial non-real estate	$15,701	15,701	9,618	16,809	16,809	9,850
Commercial real estate:
Residential	88,335	118,491	25,170	81,731	87,739	21,298
Land	5,310	5,310	1,734	15,209	15,209	8,156
Owner occupied	1,890	1,890	549	1,695	1,695	335
Other	85,823	88,930	20,185	95,693	96,873	33,197
Small business:
Real estate	8,436	8,441	272	2,602	2,602	1,733
Non-real estate	1,934	1,934	1,323	1,779	1,779	1,203
Consumer	18,101	19,479	1,671	3,729	5,029	1,791
Residential:
Residential-interest only	11,367	15,265	1,696	31,805	39,451	6,741
Residential-amortizing	14,882	18,632	2,859	24,619	28,712	5,293

Total with allowance recorded	$251,779	294,073	65,077	275,671	295,898	89,597

With no related allowance recorded:
Commercial non-real estate	$20,566	21,154	—	1,497	1,497	—
Commercial real estate:
Residential	17,990	49,861	—	44,835	116,092	—
Land	16,559	51,944	—	14,039	43,846	—
Owner occupied	6,119	6,784	—	3,922	3,922	—
Other	81,001	97,552	—	81,370	97,203	—
Small business:
Real estate	9,207	10,537	—	15,727	16,499	—
Non-real estate	443	782	—	172	197	—
Consumer	10,010	12,661	—	23,029	27,146	—
Residential:
Residential-interest only	23,140	36,350	—	7,427	10,078	—
Residential-amortizing	34,471	46,788	—	25,664	31,797	—

Total with no allowance recorded	$219,506	334,413	—	217,682	348,277	—

Commercial non-real estate	$36,267	36,855	9,618	18,306	18,306	9,850
Commercial real estate	303,027	420,762	47,638	338,494	462,579	62,986
Small business	20,020	21,694	1,595	20,280	21,077	2,936
Consumer	28,111	32,140	1,671	26,758	32,175	1,791
Residential	83,860	117,035	4,555	89,515	110,038	12,034

Total	$471,285	628,486	65,077	493,353	644,175	89,597

BankAtlantic Bancorp, Inc. and Subsidiaries

Average recorded investment and interest income recognized on impaired loans as of June 30, 2011 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011		June 30, 2011
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$15,404	168	15,872	184
Commercial real estate:
Residential	91,127	841	87,995	1,251
Land	5,369	25	8,649	50
Owner occupied	3,028	—	2,583	—
Other	100,280	388	98,751	682
Small business:
Real estate	8,209	—	6,340	—
Non-real estate	1,941	—	1,887	—
Consumer	17,675	—	13,026	—
Residential:
Residential-interest only	14,413	—	20,210	—
Residential-amortizing	15,342	—	18,434	—

Total with allowance recorded	$272,788	1,422	273,747	2,167

With no related allowance recorded:
Commercial non-real estate	$11,746	2	8,329	8
Commercial real estate:
Residential	21,203	40	29,080	110
Land	16,638	—	15,771	—
Owner occupied	5,018	33	4,652	69
Other	80,084	536	80,513	778
Small business:
Real estate	9,334	122	11,465	252
Non-real estate	624	7	473	14
Consumer	9,668	111	14,122	222
Residential:				—
Residential-interest only	21,740	—	16,969	—
Residential-amortizing	32,948	32	30,520	60

Total with no allowance recorded	$209,003	883	211,894	1,513

Commercial non-real estate	$27,150	170	24,201	192
Commercial real estate	322,747	1,863	327,994	2,940
Small business	20,108	129	20,165	266
Consumer	27,343	111	27,148	222
Residential	84,443	32	86,133	60

Total	$481,791	2,305	485,641	3,680

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

BankAtlantic Bancorp, Inc. and Subsidiaries

The Company monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in total impaired loans as of June 30, 2011 was $270.3 million of collateral dependent loans, of which $168.8 million were measured for impairment using current appraisals and $101.4 million were measured by adjusting appraisals greater than six months old, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date. Appraised values with respect to 28 loans which did not have current appraisals were adjusted down by an aggregate amount of $8.3 million to reflect the change in market conditions since the appraisal date.

As of June 30, 2011, impaired loans with specific valuation allowances had been previously written down by $51.2 million and impaired loans without specific valuation allowances had been previously written down by $89.3 million. BankAtlantic had commitments to lend $6.0 million of additional funds on impaired loans as of June 30, 2011.

Credit Quality Information

Management monitors net charge-off levels of classified loans, impaired loans and general economic conditions nationwide and in Florida in an effort to assess loan credit quality. The Company uses a risk grading matrix to monitor credit quality for commercial and small business loans. Risk grades are assigned to each commercial and small business loan upon origination. The loan officers monitor the risk grades and these risk grades are reviewed periodically by a third party consultant. The Company assigns risk grades on a scale of 1 to 13. A general description of the risk grades is as follows:

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

BankAtlantic Bancorp, Inc. and Subsidiaries

The following table presents risk grades for commercial and small business loans including loans held for sale as of June 30, 2011 and December 31, 2010 (in thousands):

				Owner Occupied	Other	Small	Small
	Commercial	Commercial	Commercial	Commercial	Commercial	Business	Business
June 30, 2011	Non-Real Estate	Residential	Land	Real Estate	Real Estate	Real Estate	Non-Real Estate

Risk Grade (1):
Grades 1 to 7	$68,605	2,130	19,520	87,749	242,706	168,877	81,485
Grade 10	13,892	1,339	—	—	118,834	2,876	4,204
Grade 11	42,333	105,705	22,103	10,877	169,080	25,222	10,094

Total	$124,830	109,174	41,623	98,626	530,620	196,975	95,783

				Owner Occupied	Other	Small	Small
	Commercial	Commercial	Commercial	Commercial	Commercial	Business	Business
December 31, 2010	Non-Real Estate	Residential	Land	Real Estate	Real Estate	Real Estate	Non-Real Estate

Risk Grade (1):
Grades 1 to 7	$81,789	16,250	27,387	101,855	314,402	169,979	84,584
Grade 10	12,827	7,572	956	704	119,508	3,098	3,665
Grade 11	40,972	118,994	29,697	8,538	178,545	30,402	10,941

Total	$135,588	142,816	58,040	111,097	612,455	203,479	99,190

(1)	There were no loans risk graded 12 or 13 as of June 30, 2011 or December 31, 2010.

The Company monitors the credit quality of residential loans through loan-to-value ratios of the underlying collateral. Elevated loan-to-value ratios indicate the likelihood of increased credit losses upon default which results in higher loan portfolio credit risk.

The loan-to-value ratios of the Company’s residential loans were as follows (in thousands):

			As Corrected (3)
	As of June 30, 2011 (1)		As of December 31, 2010
	Residential	Residential	Residential	Residential
Loan-to-value ratios	Interest Only	Amortizing	Interest Only	Amortizing
Ratios not available (2)	$148,702	324,118	59,520	185,610
=<60%	27,488	82,262	47,605	145,075
60.1% - 70%	15,768	33,340	33,005	49,732
70.1% - 80%	31,275	31,908	37,808	48,586
80.1% - 90%	30,870	27,340	47,574	47,039
>90.1%	200,418	109,658	324,734	197,743

Total	$454,521	608,626	550,246	673,785

(1)	Current loan-to-value ratios (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 based on automated valuation models.
(2)	Ratios not available consisted of property addresses not in the automated valuation database, and $77.3 million and $78.0 million as of June 30, 2011 and December 31, 2010, respectively, of loans originated under the community reinvestment act program that are not monitored based on loan-to-value.

BankAtlantic Bancorp, Inc. and Subsidiaries

(3)	The principal amounts of the Company’s residential loans set forth in the table in Note 6 to the Company’s financial statements in the Company’s Form 10-K for the year ended December 31, 2010 were incorrectly identified as reflecting loan-to-value ratios obtained as of the first quarter of 2010 when in fact the amounts instead reflected loan-to-value ratios as of the date of loan origination. The above table labeled “As Corrected” reflects loan-to-value ratios as of December 31, 2010 based on first quarter of 2010 valuations.

The Company monitors the credit quality of its portfolio of consumer loans secured by real estate utilizing loan–to- value ratios at origination. The Company’s experience indicates that default rates are significantly lower with loans that have lower loan-to-value ratios at origination.

The loan-to-value ratios at loan origination of the Company’s consumer loans secured by real estate were as follows (in thousands):

	Consumer Home Equity
	June 30,	December 31,
Loan-to-value ratios	2011	2010
<70%	$351,360	363,653
70.1% - 80%	100,139	106,180
80.1% - 90%	67,463	72,529
90.1% -100%	43,909	48,537
>100%	12,373	13,329

Total	$575,244	604,228

The Company monitors the credit quality of its consumer non-real estate loans based on loan delinquencies.

7. Tampa Branch Sale

In August 2010, BankAtlantic announced that, due to the rapidly changing environment in Florida and the banking industry, it decided to focus on its core markets in South Florida and BankAtlantic began seeking a buyer for its 19 branches located in the Tampa, Florida area. In January 2011, BankAtlantic agreed to sell its 19 branches and 2 related facilities in the Tampa area and the associated deposits to an unrelated financial institution and on June 3, 2011, BankAtlantic completed the Tampa sale. The purchasing financial institution paid i) a 10% premium for the deposits plus ii) the net book value of the acquired real estate and substantially all of the fixed assets associated with the branches and facilities.

The following summarizes the assets sold, liabilities transferred and cash outflows associated with the branches and facilities sold (in thousands):

Amount
Assets Sold:
Property and equipment	$28,626

Total assets sold	28,626

Liabilities Transferred:
Deposits	324,320
Other liabilities	183

Total liabilities transferred	324,503

Net liabilities transferred	(295,877)
Gain on sale of Tampa branches	40,615
Transaction costs	(1,959)

Net cash outflows from sale of branches	$(257,221)

BankAtlantic Bancorp, Inc. and Subsidiaries

The assets and liabilities associated with the Tampa branches as of December 31, 2010 were as follows (in thousands):

ASSETS
Cash and cash equivalents	$5,850
Office properties and equipment	31,484

Total assets held for sale	$37,334

LIABILITIES
Interest bearing deposits	$255,630
Non-interest bearing deposits	85,516

Total deposits	341,146
Accrued interest payable	87

Total liabilities held for sale	$341,233

8. Share-based Compensation and Common Stock

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

The following is a summary of the Company’s non-vested restricted Class A common share activity:

	Class A Non-vested Restricted Stock	Weighted Average Grant date Fair Value
Outstanding at December 31, 2009	19,800	$42.11
Vested	(3,900)	35.85
Forfeited	(5,000)	1.24
Granted	1,675,000	1.24

Outstanding at June 30, 2010	1,685,900	$1.64

Outstanding at December 31, 2010	1,568,900	$1.48
Vested	(433,650)	1.71
Forfeited	(36,250)	1.24
Granted	—	—

Outstanding at June 30, 2011	1,099,000	$1.39

Common Stock

On May 2, 2011, the Company announced its intention to pursue a rights offering for up to $30 million of Class A Common Stock. Under the terms of the rights offering, holders of the Company’s Class A Common Stock and Class B Common Stock as of May 12, 2011 had the right to purchase a pro-rata number of shares of Class A Common Stock at a subscription price of $0.75 per share. The Company completed the rights offering on June 16, 2011 and issued 15,129,524 shares of its Class A Common Stock to existing shareholders. The Company used the net proceeds of $11.0 million to fund part of its $20 million capital contribution to BankAtlantic in June 2011.

BankAtlantic Bancorp, Inc. and Subsidiaries

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

During the second quarter of 2010, BankAtlantic and the Parent Company entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. BFC is compensated $12,500 per month by each of BankAtlantic and the Parent Company and, if BFC’s efforts result in net recoveries of any non-performing loan or the sale of real estate owned, it will receive a fee equal to 1% of the net value recovered. During the three and six months ended June 30, 2011, the Company incurred $0.2 million and $0.3 million, respectively, of real estate advisory service fees under this agreement.

The table below shows the effect of service arrangements with related parties on the Company’s consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Non-interest income:	$93	148	210	289
Non-interest expense:
Employee compensation and benefits	(16)	(25)	(32)	(46)
Other - back-office support	(574)	(675)	(972)	(1,167)

Net effect of affiliate transactions before income taxes	$(497)	(552)	(794)	(924)

The Company, in prior periods, issued options to acquire shares of the Company’s Class A Common Stock to employees of BFC. Additionally, employees of the Company have transferred to affiliate companies and the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees. The Company also issues options and restricted stock awards to BFC employees that perform services for the Company. During the year ended December 31, 2010, the Company granted 75,000 restricted Class A Common Stock awards to BFC employees that perform services for the Company. These stock awards vest pro-rata over a four year period. The Company recorded $16,000, and $32,000 of expenses relating to all options and restricted stock awards held by employees of affiliated companies for the three and six months ended June 30, 2011, compared to expenses of $25,000 and $46,000 during the three and six months ended June 30, 2010, respectively.

Options and non-vested restricted stock outstanding to BFC employees consisted of the following as of June 30, 2011:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	35,003	$62.21
Non-vested restricted stock	56,250	—

BankAtlantic Bancorp, Inc. and Subsidiaries

BFC had deposits at BankAtlantic totaling $0.9 million and $1.8 million as of June 30, 2011 and December 31, 2010, respectively. The Company recognized nominal interest expense in connection with the above deposits. These deposits were on the same general terms as offered to unaffiliated third parties.

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

BankAtlantic Bancorp, Inc. and Subsidiaries

The Company evaluates segment performance based on segment net income from continuing operations after tax. The table below is segment information for segment net income from continuing operations for the three months and six ended June 30, 2011 and 2010 (in thousands):

For the Three Months Ended	BankAtlantic	Parent Company	Adjusting and Elimination Entries	Segment Total
June 30, 2011:
Interest income	$37,222	60	(2)	37,280
Interest expense	(4,244)	(3,854)	2	(8,096)
(Provision) for loan losses	(10,195)	(514)	—	(10,709)
Non-interest income	60,074	(751)	(313)	59,010
Non-interest expense	(51,890)	(2,507)	313	(54,084)

Segments income (loss) before income taxes	30,967	(7,566)	—	23,401
Provision for income tax	—	—	—	—

Segment net income (loss)	$30,967	(7,566)	—	23,401

Total assets	$3,831,471	356,709	(324,316)	3,863,864

			Adjusting and
		Parent	Elimination	Segment
For the Three Months Ended	BankAtlantic	Company	Entries	Total
June 30, 2010:
Interest income	$43,271	81	(3)	43,349
Interest expense	(6,263)	(3,660)	3	(9,920)
(Provision) for loan losses	(43,634)	(4,919)	—	(48,553)
Non-interest income	26,271	511	(259)	26,523
Non-interest expense	(59,515)	(3,393)	259	(62,649)

Segments loss before income taxes	(39,870)	(11,380)	—	(51,250)
Provision for income tax	—	—	—	—

Segment net loss	$(39,870)	(11,380)	—	(51,250)

Total assets	$4,611,282	401,842	(357,524)	4,655,600

BankAtlantic Bancorp, Inc. and Subsidiaries

			Adjusting and
		Parent	Elimination	Segment
For the Six Months Ended	BankAtlantic	Company	Entries	Total
June 30, 2011:
Interest income	$76,642	149	(6)	76,785
Interest expense	(8,960)	(7,638)	6	(16,592)
(Provision) for loan losses	(38,027)	(494)	—	(38,521)
Non-interest income	82,987	(161)	(609)	82,217
Non-interest expense	(98,044)	(5,939)	609	(103,374)

Segments income (loss) before income taxes	14,598	(14,083)	—	515
Provision for income tax	(1)	—	—	(1)

Segment net income (loss)	$14,597	(14,083)	—	514

For the Six Months Ended	BankAtlantic	Parent Company	Adjusting and Elimination Entries	Segment Total
June 30, 2010:
Interest income	$90,986	159	(8)	91,137
Interest expense	(14,519)	(7,223)	8	(21,734)
(Provision) for loan losses	(75,668)	(3,640)	—	(79,308)
Non-interest income	54,528	969	(510)	54,987
Non-interest expense	(112,236)	(5,037)	510	(116,763)

Segments loss before income taxes	(56,909)	(14,772)	—	(71,681)
Provision for income tax	(90)	—	—	(90)

Segment net loss	$(56,999)	(14,772)	—	(71,771)

BankAtlantic Bancorp, Inc. and Subsidiaries

11. Commitments and Contingencies

Financial instruments with off-balance sheet risk were (in thousands):

	June 30,	December 31,
	2011	2010
Commitments to sell fixed rate residential loans	$3,640	14,408
Commitments to originate loans held for sale	3,128	12,571
Commitments to originate loans held to maturity	13,567	10,693
Commitments to purchase residential loans	5,395	2,590
Commitments to extend credit, including the undisbursed portion of loans in process	353,382	357,730
Standby letters of credit	7,301	9,804
Commercial lines of credit	85,173	77,144

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $6.4 million at June 30, 2011. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $0.9 million at June 30, 2011. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at June 30, 2011 and December 31, 2010 were $35,000 and $34,000, respectively, of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.

The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of June 30, 2011 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable. Management currently estimates the aggregate range of reasonably possible losses as $6.3 million to $18.3 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

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

BankAtlantic Bancorp, Inc. and Subsidiaries

The following is a description of ongoing litigation and regulatory matters:

Class action securities litigation

In October 2007, the Company and current or former officers of the Company were named in a lawsuit which alleged that during the period of November 9, 2005 through October 25, 2007, the Company and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint asserted claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 and sought unspecified damages. On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of the Company’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 who retained those shares until the end of the period. The jury rejected the plaintiffs’ claim for the six month period from October 19, 2006 to April 25, 2007. Prior to the beginning of the trial, the plaintiffs abandoned any claim for any prior period. On April 25, 2011, the Court granted defendants’ post-trial motion for judgment as a matter of law and vacated the jury verdict, resulting in a judgment in favor of all defendants on all claims. The plaintiffs have appealed the Court’s order setting aside the jury verdict.

In July 2008, the Company, certain officers and Directors were named in a lawsuit which alleged that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to the Company’s Commercial Real Estate Loan Portfolio. The Complaint further alleged that the Company’s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and sought damages on behalf of the Company. In July 2011, the case was dismissed and the parties exchanged mutual releases and neither the individual defendants nor the Company will make any monetary payments.

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

Office of Thrift Supervision Overdraft Processing Examination

As previously disclosed, the Office of Thrift Supervision advised BankAtlantic that it had determined that BankAtlantic had engaged in deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act relating to certain of BankAtlantic’s deposit-related products. On June 2, 2011, the OTS concluded that BankAtlantic engaged in certain deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act and OTS regulations and requested that BankAtlantic submit a restitution plan for OTS’s consideration. The OTS also advised BankAtlantic that BankAtlantic could be subject to civil money penalties. BankAtlantic believes it has complied with all applicable laws and OTS guidelines and on July 5, 2011, BankAtlantic filed an appeal of the OTS positions. That appeal is now before the OCC which will review the issues under its process and guidelines.

Securities and Exchange Commission Investigation

The Company has received a notice of investigation from the Securities and Exchange Commission (“SEC”) Miami Regional Office and subpoenas for information. The subpoenas requested a broad range of documents relating to, among other matters, recent and pending litigation to which the Company is or was a party, certain of the Company’s non-performing, non-accrual and charged-off loans, the Company’s cost saving measures, loan classifications, BankAtlantic Bancorp’s asset workout subsidiary, and the recent Orders with the OTS entered into by the Parent Company and BankAtlantic. Various current and former employees also received subpoenas for documents and testimony.

The Miami regional office staff of the SEC has indicated that it is recommending that the SEC bring a civil action against the Company alleging that the Company violated certain provisions of federal securities laws, including Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 there under. The Company has also been informed that its chief executive officer received a similar communication. In communications between the Company’s counsel and the Miami regional office staff, the Company has learned that the basis for the recommended actions included many of the same arguments brought in the private class action securities litigation recently concluded at the district court level in favor of the Company and the individual defendants. In addition, the Miami regional office staff raised issues relating to the classification and valuation of certain loans included in the Company’s financial information for the last quarter of 2007 and in its annual report on Form 10-K for the 2007 fiscal year. The Company and its CEO responded to the issues raised by the Miami regional office staff in June 2011. If litigation is brought, the SEC may seek remedies including an injunction against

BankAtlantic Bancorp, Inc. and Subsidiaries

future violations of federal securities laws, civil money penalties and an officer and director bar. The Company believes that it has fulfilled all of its obligations under securities laws and, if such actions are brought by the SEC against the Company and/or any of its officers, such actions would be vigorously defended.

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

BankAtlantic purchases residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of the decline in real estate values in residential housing markets. Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans results in possible increases in a borrower’s loan payments when the contractually required repayments change due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. At June 30, 2011, BankAtlantic’s residential loan portfolio included $454.5 million of interest-only loans, which represents 42.8% of the residential loan portfolio. Interest-only residential loans scheduled to become fully amortizing during the six months ended December 31, 2011 and during the year ended December 31, 2012 total $24.7 million and $52.1 million, respectively. If market conditions in the areas where the collateral for our residential loans is located do not improve or deteriorate further, or the borrowers are not in a position to make the increased payments due under the terms of their loans. BankAtlantic may be exposed to additional losses in this portfolio.

BankAtlantic Bancorp, Inc. and Subsidiaries

12. Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and six months ended June 30, 2011 and 2010 (in thousands, except share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Basic income (loss) per share:
Numerator:
Net income (loss)	$23,401	(51,250)	514	(71,771)
Less: net income attributable to non-controlling interest	(290)	(239)	(585)	(447)

Net income (loss) attributable to BankAtlantic Bancorp, Inc.	$23,111	(51,489)	(71)	(72,218)

Denominator:
Basic weighted average number of common shares outstanding	65,296,721	50,678,568	64,017,490	50,010,292

Basic income (loss) per share	$0.35	(1.02)	(0.00)	(1.44)

Diluted income (loss) per share
Numerator:
Net income (loss)	$23,401	(51,250)	514	(71,771)
Less: net income attributable to non-controlling interest	(290)	(239)	(585)	(447)

Net income (loss) attributable to BankAtlantic Bancorp, Inc.	$23,111	(51,489)	(71)	(72,218)

Denominator:
Basic weighted average number of common shares outstanding	65,296,721	50,678,568	64,017,490	50,010,292

Diluted income (loss) per share	$0.35	(1.02)	(0.00)	(1.44)

During the three and six months ended June 30, 2011 and 2010, 472,026 and 753,295, respectively, of options to acquire shares of Class A Common Stock were anti-dilutive. Restricted non-vested Class A common stock outstanding of 1,099,000 and 1,685,900 were anti-dilutive for the three and six months ended June 30, 2011, and 2010, respectively.

13. New Accounting Pronouncements

Update Number 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update makes available the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The update did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. However, the update eliminated the presentation of other comprehensive income as part of the statement of changes in stockholders’ equity. This update is for the first interim period beginning after December 15, 2011, and must be applied retrospectively. The Company believes that the new guidance will not have a material effect on the Company’s financial statements.

Update Number 2011-4 – Fair Value Measurement (Topic 820). Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance clarifies the FASB’s intent regarding the highest and best use valuation premise and also provides guidance on measuring the fair value of an instrument classified in shareholders’ equity, the treatment of premiums and discounts in fair value measurement and measuring fair value of financial instruments that are managed within a portfolio. This standard also expands the disclosure requirements related to

BankAtlantic Bancorp, Inc. and Subsidiaries

fair value measurements, including a requirement to disclose valuation processes and sensitivity of the fair value measurement to changes in unobservable inputs for fair value measurements categorized within Level 3 of the fair value hierarchy and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. The effective date of this update is for the first interim period beginning after December 15, 2011, and early application is not permitted. The Company is evaluating the impact of the adoption of this standard.

Update Number 2011-02 – Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”). This update to Receivables (Topic 310) provides guidance for a creditor’s evaluation of whether a loan modification constitutes a TDR. A modification of debt constitutes a TDR when the creditor, for economic reasons related to the debtor’s financial difficulties, grants a concession to the borrower. This update provides guidance on determining whether a debtor is having financial difficulties and whether a creditor has granted a concession. This update is effective for the first interim period beginning after June 15, 2011, and must be applied retrospectively to the beginning of the current year. The Company believes that the new guidance will not have a material effect on the Company’s financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and six months ended June 30, 2011. The principal assets of BankAtlantic Bancorp consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).

Except for historical information contained herein, the matters discussed in this document contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. Actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied by the forward-looking statements contained herein. These forward-looking statements are based largely on the expectations of the Company and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond the Company’s control. These include, but are not limited to, risks and uncertainties associated with: the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services, including the impact of the recent downgrade of the credit rating of obligations of the United States of America, the changing regulatory environment, a continued or deepening recession, continued decreases in real estate values, and increased unemployment or sustained high unemployment rates on our business generally, BankAtlantic’s regulatory capital ratios, the ability of our borrowers to service their obligations and of our customers to maintain account balances and the value of collateral securing our loans; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact of the economy and real estate market valuations on the credit quality of our loans (including those held in the asset workout subsidiary of the Company); the risk that loan losses have not peaked and risks of additional charge-offs, impairments and required increases in our allowance for loan losses; the impact of regulatory proceedings and litigation including but not limited to proceedings and litigation relating to overdraft fees and tax certificates; risks associated with maintaining compliance with the Cease and Desist Orders entered into by the Company and BankAtlantic, including risks that BankAtlantic will not maintain required capital levels, that compliance will adversely impact operations, and that failing to comply with regulatory mandates will result in the imposition of additional regulatory requirements and/or fines; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities and our ability to raise capital; we may seek to raise additional capital and such capital may be highly dilutive to BankAtlantic Bancorp’s shareholders or may not be available; and the risks associated with the impact of periodic valuation testing of goodwill, deferred tax assets and other assets. Past performance and perceived trends may not be indicative of future results. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. The Company cautions that the foregoing factors are not exclusive.

BankAtlantic Bancorp, Inc. and Subsidiaries

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the consolidated statements of operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in future periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of securities as well as the determination of other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The four accounting policies that we have identified as critical accounting policies are: (i) allowance for loan losses; (ii) valuation of securities as well as the determination of other-than-temporary declines in value; (iii) impairment of long-lived assets including real estate owned and goodwill; and (iv) the accounting for deferred tax asset valuation allowance. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Consolidated Results of Operations

Income (loss) from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended June 30,
	2011	2010	Change
BankAtlantic	$30,967	(39,870)	70,837
Parent Company	(7,566)	(11,380)	3,814

Income (loss) from continuing operations	$23,401	(51,250)	74,651

For the Three Months Ended June 30, 2011 Compared to the Same 2010 Period:

BankAtlantic’s improved performance during the 2011 second quarter compared to the same 2010 quarter primarily was the result of the sale of 19 Tampa branches and related facilities to PNC Bank for a net gain of $38.7 million, a $33.4 million decline in the provision for loan losses and a $7.6 million decline in operating expenses. The above improvements in BankAtlantic’s income (loss) from continuing operations were partially offset by declines in net interest income and service charges on deposit accounts.

The decrease in the provision for loan losses primarily reflects a slowing in the amount of loans migrating to a delinquency or non-accrual status compared to prior periods as well as lower net charge-offs. During the second quarter of 2011, $33.1 million of loans were transferred to nonaccrual compared to $100.7 million of loans during the same 2010 quarter. Loans delinquent 31 to 89 days declined from $43.4 million as of June 30, 2010 to $27.8 million at June 30, 2011 and net charge-offs declined from $32.5 million for the three months ended June 30, 2010 to $26.7 during the same 2011 period.

The decrease in non-interest expenses reflects lower compensation and occupancy expenses associated with the consolidation of back-office facilities, workforce reductions, normal attrition and elimination of expenses associated with BankAtlantic’s Tampa operations as a result of the completion of the Tampa branch sale on June 3, 2011. Additionally, BankAtlantic’s professional fees declined by $3.7 million primarily due to a $3.3 million reimbursement of legal costs from insurers in the 2011 quarter compared to a $1.4 million reimbursement for the 2010 quarter. These lower non-interest expenses were partially offset by an increase in the second quarter of 2011 in impairments of loans held for sale and real estate owned of $7.7 million, and $1.1 million of costs associated with debt redemptions as BankAtlantic repaid certain institutional certificates of deposits and public funds in order to reduce asset balances.

The lower service charges on deposit accounts primarily reflects lower overdraft fees during the period. The decrease in overdraft fee income reflects the decline in the total number of accounts which incurred overdraft fees and a

BankAtlantic Bancorp, Inc. and Subsidiaries

decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees reflects efforts to attract customers who maintain deposit accounts with higher balances, regulatory and other changes in our overdraft policies, and changes in customer behavior. BankAtlantic revised its overdraft policies during the first quarter of 2011 instituting a daily limit on the number of overdraft fees a customer will be charged, eliminating an overdraft fee for transactions that result in a small overdrawn balance at the end of the business day, and lowering the amount of overdraft protection provided to a customer. We anticipate that this trend will continue and that our overdraft fee income will be lower in future periods.

The lower net interest income resulted primarily from a significant reduction in earning assets and an increasing proportion of investments in low yielding short-term time deposits and securities. BankAtlantic reduced its asset balances in order to improve its regulatory capital ratios.

The decrease in the Parent Company’s loss from continuing operations for the 2011 quarter compared to the same 2010 quarter resulted primarily from a $4.4 million decline in its provision for loan losses, lower compensation expenses and a decline in losses associated with the sale of real estate owned. The above improvements were partially offset by a $1.5 million impairment of an equity security held by the Parent Company. The decrease in the provision for loan losses resulted primarily from a $4.4 million decline in net charge-offs. During the three months ended June 30, 2010, the Parent Company incurred a $0.6 million loss on the sale of real estate owned compared to a $16 thousand gain on the sale of real estate owned during the same 2011 period. The reduction in compensation expense related to the elimination of executive bonuses during 2011. The $1.5 million securities impairment relates to an equity security. There were no impairments of equity securities during the three months ended June 30, 2010.

For the Six Months Ended June 30, 2011 Compared to the Same 2010 Period:

	For the Six Months Ended June 30,
	2011	2010	Change
BankAtlantic	$14,597	(56,999)	71,596
Parent Company	(14,083)	(14,772)	689

Income (loss) from continuing operations	$514	(71,771)	72,285

BankAtlantic’s improved performance during the six months ended June 30, 2011 compared to the same 2010 period resulted primarily from a $37.6 million reduction in the provision for loan losses, a $38.7 million gain on the sale of the Tampa branches and $14.2 million of lower operation expenses. These improvements were partially offset by an $8.8 million decline in net interest income and a $7.3 million reduction in service charges on deposit accounts. The changes in the above items were primarily the result of the items discussed above for the three months ended June 30, 2011 compared to the same 2010 period as the provision for loan losses declined $3.1 million, compensation expense declined $0.9 million and losses on sales of real estate owned was lower by $0.8 million. The above reductions in the Parent Company’s loss were primarily the result of the items discussed above for the three months ended June 30, 2011 compared to the same 2010 period partially offset by $3.1 million of real estate owned impairments during the 2011 six month period compared to $0.7 million of impairments during the 2010 period.

BankAtlantic Bancorp, Inc. and Subsidiaries

BankAtlantic Results of Operations

Net interest income

	Average Balance Sheet - Yield / Rate Analysis For the Three Months Ended
	June 30, 2011			June 30, 2010
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
(dollars in thousands)

Total loans	$2,942,196	33,184	4.51	$3,591,733	39,839	4.44
Investments	1,046,432	4,037	1.54	648,812	3,432	2.12

Interest earning assets	3,988,628	37,221	3.73%	4,240,545	43,271	4.08%

Goodwill and core deposit intangibles	14,125			15,353
Other non-interest earning assets	270,215			304,066

Total Assets	$4,272,968			$4,559,964

Deposits:

Savings	$478,628	258	0.22%	$445,686	271	0.24%
NOW	1,412,720	1,295	0.37	1,525,475	1,786	0.47
Money market	408,653	526	0.52	386,712	630	0.65
Certificates of deposit	606,291	1,896	1.25	805,656	3,334	1.66

Total interest bearing deposits	2,906,292	3,975	0.55	3,163,529	6,021	0.76

Short-term borrowed funds	15,289	5	0.13	33,665	10	0.12
Advances from FHLB	42,747	38	0.36	1,264	1	0.32
Long-term debt	22,000	226	4.12	22,000	231	4.21

Total interest bearing liabilities	2,986,328	4,244	0.57	3,220,458	6,263	0.78

Demand deposits	952,444			916,105
Non-interest bearing other liabilities	48,698			54,929

Total liabilities	3,987,470			4,191,492
Stockholder’s equity	285,498			368,472

Total liabilities and stockholder’s equity	$4,272,968			$4,559,964

Net interest income/

Net interest spread		$32,977	3.16%		37,008	3.30%

Margin

Interest income/interest earning assets			3.73%			4.08%

Interest expense/interest earning assets			0.43			0.59

Net interest margin			3.30%			3.49%

For the Three Months Ended June 30, 2011 Compared to the Same 2010 Period:

The decrease in net interest income resulted primarily from a reduction in earning assets, an increase in cash balances invested in low yielding short-term investments and a reduction in the net interest margin.

The average balance of earning assets declined by $251.9 million. The decline in average earning assets reflects a significant reduction in the origination and purchase of loans, lower agency securities balances as a result of repayments, and reduced purchases of tax certificates. The reductions in average earning assets were partially offset by increased investments in short-term interest bearing securities and higher interest bearing balances at the Federal Reserve Bank. These

BankAtlantic Bancorp, Inc. and Subsidiaries

higher short-term asset and cash balances were maintained in order to fund the Tampa branch sale, enhance liquidity and improve regulatory risk-based capital ratios. BankAtlantic also experienced significant residential loan repayments due to normal loan amortization as well as a substantial amount of loan refinancing associated with low residential mortgage interest rates during 2010 and the first half of 2011. Residential loan average balances declined from $1.43 billion for the three months ended June 30, 2010 to $1.1 billion during the same 2011 quarter. Also, BankAtlantic ceased originating commercial real estate loans contributing to average commercial real estate balances declining from $1.05 billion for the three months ended June 30, 2010 to $821 million for the same 2011 period. BankAtlantic also slowed the origination of consumer loans and average balances of these loans declined from $670 million during the 2010 quarter to $605 million during the same 2011 quarter.

The increase in average investment balances primarily reflects an increase of $297.2 million in interest bearing deposits held at the Federal Reserve Bank and a $148.3 million increase in average short-term interest bearing securities. BankAtlantic used a portion of the cash proceeds from loan repayments to purchase short-term investments, including time deposits at other banks, agency securities and tax exempt securities, and to maintain higher interest earning cash balances at the Federal Reserve Bank. The average balances at the Federal Reserve Bank were $551.8 million for the 2011 quarter compared to $254.6 million for the 2010 quarter. These short-term securities and balances at the Federal Reserve Bank enhanced BankAtlantic’s liquidity; however, the average yield on these investments is lower than the yields on loans and other investments.

The net interest margin declined due to a change in our interest earning asset mix from higher yielding loans and mortgage-backed securities to lower yielding short-term investments and interest earning cash balances at the Federal Reserve Bank. The decline in interest earning asset yields was partially offset by a decline in interest bearing liability interest rates.

The improvement in interest bearing liability interest rates primarily resulted from a decline in the average interest rates on deposits. The lower average rates on deposits reflect the low interest rate environment and a significant reduction in certificate of deposit balances. In June 2011, BankAtlantic prepaid $110 million of institution certificates of deposit and public funds. Certificates of deposit accounts generally bear higher rates of interest than other deposit accounts.

BankAtlantic Bancorp, Inc. and Subsidiaries

	Average Balance Sheet - Yield / Rate Analysis For the Six Months Ended
	June 30, 2011			June 30, 2010
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
(dollars in thousands)
Total loans	$3,023,911	68,044	4.50	$3,671,378	81,417	4.44
Investments	1,081,964	8,597	1.59	626,281	9,569	3.04

Total interest earning assets	4,105,875	76,641	3.73%	4,297,659	90,986	4.23%

Goodwill and core deposit intangibles	14,267			15,501
Other non-interest earning assets	270,712			308,594

Total Assets	$4,390,854			$4,621,754

Deposits:
Savings	$473,678	530	0.23%	$435,517	604	0.28%
NOW	1,465,619	2,807	0.39	1,496,450	4,004	0.54
Money market	398,958	968	0.49	373,664	1,259	0.68
Certificates of deposit	632,028	4,036	1.29	850,615	7,211	1.71

Total interest bearing deposits	2,970,283	8,341	0.57	3,156,246	13,078	0.84

Short-term borrowed funds	22,645	15	0.13	36,505	23	0.13
Advances from FHLB	88,536	153	0.35	86,663	959	2.23
Long-term debt	22,000	451	4.13	22,252	459	4.16

Total interest bearing liabilities	3,103,464	8,960	0.58	3,301,666	14,519	0.89

Demand deposits	948,717			890,391
Non-interest bearing other liabilities	50,784			54,626

Total liabilities	4,102,965			4,246,683
Stockholder’s equity	287,889			375,071

Total liabilities and stockholder’s equity	$4,390,854			$4,621,754

Net interest income/
Net interest spread		$67,681	3.15%		76,467	3.35%

Margin
Interest income/interest earning assets			3.73%			4.23%
Interest expense/interest earning assets			0.44			0.68

Net interest margin			3.29%			3.55%

For the Six Months Ended June 30, 2011 Compared to the Same 2010 Period:

The decrease in net interest income was primarily the result of the items discussed above for the three months ended June 30, 2011 compared to the same 2010 period. The lower net interest income reflects a significant decline in average earning assets and an increase in cash balances invested in low yielding investments partially offset by a decline in interest rates on interest-bearing liabilities. The decline in interest rates on interest-bearing liabilities reflects lower deposit interest rates for the 2011 period compared to the 2010 period as well as lower FHLB advance borrowing interest rates. The lower FHLB advance interest rates resulted from BankAtlantic replacing its intermediate term FHLB advances with short-term advances which typically have lower interest rates.

BankAtlantic Bancorp, Inc. and Subsidiaries

Asset Quality

The activity in BankAtlantic’s allowance for loan losses was as follows (in thousands):

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$154,237	169,548	161,309	173,588

Charge-offs
Residential	(5,767)	(5,233)	(13,778)	(9,414)
Commercial real estate	(13,546)	(14,146)	(24,823)	(35,478)
Commercial non-mortgage	(124)	—	(588)	—
Consumer	(6,379)	(11,822)	(14,193)	(22,593)
Small business	(2,010)	(2,225)	(4,621)	(3,062)

Total Charge-offs	(27,826)	(33,426)	(58,003)	(70,547)
Recoveries of loans previously charged-off	1,262	879	3,616	1,926

Net charge-offs	(26,564)	(32,547)	(54,387)	(68,621)
Transfer to held for sale	(225)	—	(7,306)	—
Provision for loan losses	10,195	43,634	38,027	75,668

Balance, end of period	$137,643	180,635	137,643	180,635

Residential loan charge-offs increased during the three and six months ended June 30, 2011 compared to the same 2010 periods. The higher residential charge-offs reflect a decline in property values. We believe the property value declines resulted primarily from a lack of available residential loan financing, appraisals not supporting negotiated sales prices and higher residential property inventory resulting from foreclosures nationally.

Commercial real estate loan charge-offs declined during the three and six months ended June 30, 2011 primarily due to lower charge-offs in BankAtlantic’s commercial residential loan portfolio. During the three months ended June 30, 2011, BankAtlantic recognized $12.0 million of charge-offs related to commercial other loans, $1.2 million related to commercial residential loans and $0.2 million related to commercial owner occupied loans. During the six months ended June 30, 2011, BankAtlantic recognized $12.6 million of charge-offs related to commercial other loans, $5.1 million related to commercial residential loans, $0.2 million related to owner occupied loans. During the three months ended June 30, 2010, BankAtlantic recognized $9.6 million of charge-offs related to commercial residential loans. The remaining $4.9 million of commercial real estate loan charge-offs were associated primarily with commercial other loans. During the six months ended June 30, 2010, BankAtlantic recognized an additional $16.9 million of charge-offs related to commercial residential loans. Historically, the majority of BankAtlantic’s charge-off were related to commercial residential loans and the balances in the commercial residential portfolio have declined from $266.2 million at December 31, 2009 to $169.3 million at June 30, 2010 to $104.6 million at June 30, 2011.

We believe that the decline in consumer loan charge-offs during the three and six months ended June 30, 2011 compared to the same 2010 periods reflects a stabilization of Florida market trends. Additionally, during 2008 BankAtlantic reduced the origination of and utilized more restrictive underwriting criteria for home equity loans. As a consequence, loan delinquencies and charge-offs have declined as loan balances of loans originated prior to 2008 have declined.

Included in small business loan charge-offs during the six months ended June 30, 2011 was a $1.0 million charge-off of a small business mortgage loan. The remaining small business charge-offs were primarily related to businesses associated with the real estate industry.

The decrease in the provision for loan losses for the three and six months ended June 30, 2011 compared to the same 2010 periods resulted primarily from lower loan delinquencies, a decline in loans migrating to non-accrual status and lower charge-offs.

BankAtlantic Bancorp, Inc. and Subsidiaries

During the three months ended March 31, 2011, BankAtlantic transferred $25.1 million of residential and $2.5 million of commercial real estate non-accrual loans to loans held for sale with a view toward selling the loans in the foreseeable future. In connection with that transfer, BankAtlantic recorded the loans at the lower of cost or fair value resulting in a $7.1 million reduction in the allowance for loan losses. During the three months ended June 30, 2011, BankAtlantic transferred $28.4 million of commercial loans to loans held for sale.

While we believe we have seen some positive trends in the economy both in Florida and nationally that indicate that credit losses may decline in future periods, if the housing and real estate industries do not improve or if general economic conditions do not continue to improve in Florida and nationwide, the credit quality of our loan portfolio may deteriorate and additional provisions for loan losses will be required. Additionally, we have a significant amount of variable interest rate loans in our portfolio and a substantial increase in interest rates in the future would increase the interest payments required on these loans which could have an adverse effect on the credit quality of those loans.

BankAtlantic Bancorp, Inc. and Subsidiaries

At the indicated dates, BankAtlantic’s non-performing assets, loans contractually past due 90 days or more and still accruing, performing impaired loans and troubled debt restructured loans were as follows (in thousands):

	As of
	June 30, 2011	December 31, 2010
NON-PERFORMING ASSETS
Tax certificates	$2,756	3,636
Residential (1)	81,362	86,538
Commercial real estate (2)	190,684	243,299
Commercial non-mortgage	17,098	16,123
Small business	11,990	10,879
Consumer	14,614	14,120

Total non-accrual assets (3)	318,504	374,595

REPOSSESSED ASSETS:
Residential real estate	14,163	16,418
Commercial real estate	53,547	44,136
Small business real estate	3,269	3,693
Consumer real estate	81	81

Total repossessed assets	71,060	64,328

Total non-performing assets	$389,564	438,923

Total non-performing assets as a percentage of:
Total assets	10.17	9.82

Loans, tax certificates and real estate owned	13.04	13.08

TOTAL ASSETS	$3,831,471	4,469,168

TOTAL LOANS, TAX CERTIFICATES AND NET REAL ESTATE OWNED	$2,987,738	3,355,711

Allowance for loan losses	$137,643	161,309

Tax certificates	$66,211	89,789

Allowance for tax certificate losses	$8,526	8,811

OTHER ACCRUING IMPAIRED LOANS
Contractually past due 90 days or more (4)	$—	—
Performing impaired loans (5)	—	11,880
Troubled debt restructured loans	145,952	96,006

TOTAL OTHER ACCRUING IMPAIRED LOANS	$145,952	107,886

(1)	Includes $34.5 million and $38.9 million of interest-only residential loans as of June 30, 2011 and December 31, 2010, respectively.
(2)	Excluded from the above table as of June 30, 2011 and December 31, 2010 were $9.4 million and $14.5 million, respectively, of commercial residential loans that were transferred to a work-out subsidiary of the Parent Company in March 2008.
(3)	Includes $125.6 million and $143.8 million of troubled debt restructured loans as of June 30, 2011 and December 31, 2010, respectively.
(4)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.
(5)	These loans are performing in accordance with their respective modified terms.

The decline in non-performing assets at June 30, 2011 compared to December 31, 2010 reflects lower residential and commercial real estate non-accrual loans partially offset by higher commercial real estate owned balances.

BankAtlantic Bancorp, Inc. and Subsidiaries

The decline in commercial real estate non-accrual loans primarily resulted from a decline in loans migrating to a non-accrual status. During the six months ended June 30, 2011, $29.5 million of loans migrated to a non-accrual status while $105.1 million of loans migrated to non-accrual during the same 2010 period. Additionally, two non-accrual loans with an aggregate book value of $11.7 million were sold and $18.0 million of commercial real estate non-accrual loans were transferred to real estate owned during the six months ended June 30, 2011.

The decline in residential non-accrual loans was primarily the result of charge-offs and fair value adjustments associated with non-accrual residential loans transferred to loans held for sale. Also contributing to lower non-accrual residential loans was a decline in delinquencies. Residential loans past due 30 to 90 days declined from $23.1 million at December 31, 2010 to $16.1 million at June 30, 2011. However, residential loan credit quality is dependent on economic conditions, specifically unemployment and property values. If economic conditions deteriorate, we would anticipate higher residential non-accrual loan balances and real estate owned in subsequent periods.

The higher balance of repossessed assets at June 30, 2011 compared to December 31, 2010 resulted primarily from foreclosures of commercial real estate loans. During the six months ended June 30, 2011, BankAtlantic transferred $25.0 million of loans to real estate owned and sold $10.1 million of real estate owned properties. During the six months ended June 30, 2010, BankAtlantic transferred $21.9 million of loans to real estate owned and sold $12.4 million of real estate owned properties. As non-accrual loans migrate into repossessed assets in the future, we expect repossessed assets as well as sales of real estate owned to increase.

BankAtlantic’s accruing troubled debt restructured loans at June 30, 2011 increased by 52% compared to accruing troubled debt restructured loans at December 31, 2010. The increase was primarily due to the restructuring of three commercial real estate loan relationships aggregating $40.0 million and one commercial non-mortgage relationship aggregating $18.2 million. In response to current market conditions, BankAtlantic generally decides, on a case-by-case basis, whether to modify loans for borrowers experiencing financial difficulties and has modified the terms of certain commercial, small business, residential and consumer home equity loans. Generally, the concessions made to borrowers experiencing financial difficulties have included a variety of modifications, including among others, the reduction of contractual interest rates, and forgiveness of loan principal upon satisfactory performance under the modified terms, conversion of amortizing loans to interest only payments or the deferral of some interest payments until the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are generally not returned to an accruing status and BankAtlantic does not reset days past due on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period.

BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of June 30, 2011		As of December 31, 2010
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$111,944	121,928	130,783	70,990
Small business	3,312	8,030	2,990	9,401
Consumer	1,067	13,497	3,070	12,638
Residential	9,305	2,497	6,917	2,977

Total	$125,628	145,952	143,760	96,006

BankAtlantic Bancorp, Inc. and Subsidiaries

BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Seven relationships accounted for 53.6% of our $208.0 million of non-accrual commercial loans as of June 30, 2011. The following table outlines general information about these seven relationships as of June 30, 2011 (in thousands):

Relationships	Unpaid Principal Balance	Recorded Investment(5)	Specific Reserves	Date loan Originated	Date Placed on Nonaccrual	Default Date (4)	Loan Class	Date of Last Full Appraisal
Residential Land Developers
Relationship No. 1 (1)	$39,298	12,143	318	Q3-2004	Q4-2008	Q4-2008	Land	Q4-2010

Commercial Land Developers
Relationship No. 2	12,000	11,944	7,259	Q2-2005	Q4-2010	(3)	Land	Q1-2011
Relationship No. 3	27,522	26,210	10,481	Q1-1995	Q4-2009	Q4-2009	Land	Q1-2011
Relationship No. 4	10,341	10,341	4,480	Q1-2005	Q4-2010	(3)	Land	Q4-2010
Relationship No. 5 (2)	30,068	9,139	—	Q4-2006	Q4-2008	Q4-2008	Land	Q4-2010

Total	$79,931	57,634	22,220

Commercial Non-Residential Developers
Relationship No. 6	$25,287	25,158	8,913	Q3-2006	Q2-2010	(3)	Other	Q2-2011
Relationship No. 7	16,440	16,331	4,826	Q1-2007	Q3-2010	(3)	Other	Q2-2011

Total	$41,727	41,489	13,739

Total of Large Relationships	$160,956	111,266	36,277

(1)	During 2009, 2010 and 2011, BankAtlantic recognized partial charge-offs on relationship No. 1 aggregating $24.9 million.
(2)	During 2009 and 2011, BankAtlantic recognized partial charge-offs on relationship No. 5 of $20.3 million.
(3)	The loan is currently not in default.
(4)	The default date is defined as the date of the initial missed payment prior to default.
(5)	Recorded investment is the “Unpaid Principal Balance” less charge-offs.

The following table presents our purchased residential loans by year of origination segregated by amortizing and interest only loans at June 30, 2011 (dollars in thousands):

	Amortizing Purchased Residential Loans
Year of Origination	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
2007	$34,620	32,433	66.04%	132.00%	736	735	5,881	33.23%
2006	40,529	38,617	72.43%	114.44%	727	705	6,232	37.67%
2005	63,277	58,469	73.87%	114.70%	725	702	11,200	35.38%
2004	257,732	253,908	69.01%	82.06%	732	722	23,916	34.75%
Prior to 2004	121,726	121,170	68.56%	57.21%	730	724	5,894	34.34%

	Interest Only Purchased Residential Loans
Year of Origination	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
2007	$67,929	63,200	73.12%	123.66%	749	743	13,044	34.53%
2006	154,229	145,098	73.78%	119.05%	739	736	27,929	35.00%
2005	133,211	131,305	70.98%	109.90%	739	749	7,460	34.85%
2004	62,375	60,646	70.83%	96.00%	743	711	6,673	32.30%
Prior to 2004	54,655	54,272	58.59%	69.97%	740	727	2,588	31.91%

BankAtlantic Bancorp, Inc. and Subsidiaries

The following table presents our purchased residential loans by geographic area segregated by amortizing and interest-only loans at June 30, 2011 (dollars in thousands):

	Amortizing Purchased Residential Loans
State	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
Arizona	$12,738	12,457	69.65%	90.69%	745	742	1,301	31.98%
California	132,439	127,736	69.59%	86.82%	734	723	15,357	35.42%
Florida	77,448	74,272	69.22%	100.39%	720	702	12,435	35.02%
Nevada	8,203	8,054	73.21%	142.99%	740	737	568	36.02%
All other States	313,781	308,800	69.45%	80.55%	731	726	23,679	34.06%

	Interest Only Purchased Residential Loans
State	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
Arizona	$15,074	14,037	71.54%	133.76%	758	755	2,939	31.73%
California	137,299	132,787	70.80%	105.46%	742	735	18,071	33.85%
Florida	31,006	27,938	68.93%	126.64%	746	722	8,677	31.20%
Nevada	6,675	4,580	73.36%	165.99%	735	631	4,301	33.85%
All other States	282,345	275,178	70.82%	106.85%	739	743	23,705	37.76%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 from automated valuation models.
(2)	Current FICO scores based on borrowers for which FICO scores were available as of the second quarter of 2011.
(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.

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

	June 30, 2011			December 31, 2010
	ALL by category	ALL to gross loans in each category	Loans by category to gross loans	ALL by category	ALL to gross loans in each category	Loans by category to gross loans
Commercial non-mortgage	$11,017	8.89%	4.36%	$10,786	8.05%	4.14%
Commercial real estate	68,054	8.57	27.93	83,029	8.70	29.46
Small business	9,853	3.37	10.29	11,514	3.80	9.35
Residential real estate	23,721	2.28	36.56	23,937	1.96	37.80
Consumer	24,998	4.21	20.86	32,043	5.14	19.25

Total allowance for loan losses	$137,643	4.84%	100.00%	$161,309	4.98%	100.00%

BankAtlantic Bancorp, Inc. and Subsidiaries

Included in the allowance for loan losses as of June 30, 2011 and December 31, 2010 were specific reserves by loan type as follows (in thousands):

	June 30, 2011	December 31, 2010
Commercial non-mortgage	$9,618	9,020
Commercial real estate	47,638	62,986
Small business	1,595	2,936
Consumer	1,671	1,791
Residential	4,555	12,034

Total	$65,077	88,767

The decrease in the allowance for loan losses at June 30, 2011 compared to December 31, 2010 resulted primarily from a decline in specific valuation allowances on commercial real estate and residential loans. The commercial real estate specific valuation allowance decline reflects a slowdown of loans migrating to an impaired classification. The residential loan specific valuation allowance decline reflects the reduction in allowances associated with $25.1 million of non-performing loans transferring to loans held for sale as well as reductions in allowances associated with foreclosed residential loan activity. The general reserve for residential loans increased $7.2 million during the 2011 quarter reflecting increased charge-offs and declining collateral values. Consumer loan general reserves were reduced by $6.9 million due primarily to improvement in delinquency and charge-off trends as well as declining balances of loans originated prior to 2008.

BankAtlantic’s Non-Interest Income

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Service charges on deposits	$11,226	15,502	(4,276)	23,258	30,550	(7,292)
Other service charges and fees	6,886	7,739	(853)	14,077	15,117	(1,040)
Securities activities, net	—	309	(309)	(24)	3,441	(3,465)
Gain on sale of Tampa branches	38,656	—	38,656	38,656	—	38,656
Other	3,306	2,721	585	7,020	5,420	1,600

Non-interest income	$60,074	26,271	33,803	82,987	54,528	28,459

The lower revenues from service charges on deposits during the three and six months ended June 30, 2011 compared to the same 2010 periods resulted primarily from lower overdraft fee income. This decrease in overdraft fee income reflects a decline in the total number of accounts which incurred overdraft fees and a decrease in the frequency of overdrafts per deposit account. We believe that the decline in the number of accounts incurring overdraft fees reflected our efforts to attract customers who maintain deposit accounts with higher balances, regulatory and other changes in overdraft policies and changes in customer behavior. The Federal Reserve adopted new overdraft rules (effective July 1, 2010 for new customers and August 15, 2010 for existing customers), which among other requirements, prohibit banks from automatically enrolling customers in overdraft protection programs for point-of-sale and ATM transactions. Additionally, Congress has established a consumer protection agency which may further limit the assessment of overdraft fees. In response to the changing industry practices and regulations during the fourth quarter of 2010, BankAtlantic began converting certain deposit products to fee-based accounts that encourage higher checking account balances or higher account activity in order to eliminate or reduce fees. Additionally, during the first quarter of 2011, BankAtlantic revised its overdraft policies instituting a daily limit on the number of overdraft fees a customer will be charged, eliminating an overdraft fee for transactions that result in a small overdrawn balance at the end of the business day, and lowering the amount of overdraft protection provided to a customer. We anticipate that this trend will continue and that our overdraft fee income will be lower in future periods, partially offset by increased fees from new deposit products and expanded use of the bank’s fee services by deposit customers.

The decrease in other service charges and fees during the three and six months ended June 30, 2011 compared to the same 2010 periods resulted primarily from lower ATM interchange and surcharge income primarily related to a lower volume of transactions. Additionally, losses on check card transactions associated with check card fraud increased by $0.2 million during both the three and six months ended June 30, 2011 compared to the same 2010 periods.

BankAtlantic Bancorp, Inc. and Subsidiaries

In June 2011, BankAtlantic sold 19 branches and 2 related facilities in the Tampa area and the associated deposits to an unrelated financial institution and recognized a $38.7 million gain.

During the three months ended June 30, 2010, BankAtlantic entered into a foreign currency derivative contract as an economic hedge of foreign currency in cruise ship ATMs and recognized a $0.3 million gain on the contract. BankAtlantic recognized a $24,000 loss in connection with these derivative contracts during the six months ended June 30, 2011. During the six months ended June 30, 2010, BankAtlantic sold $47.1 million of agency securities for a $3.1 million gain. The net proceeds of $43.8 million from the sales were used to pay down FHLB advance borrowings. The increase in other non-interest income for the three months ended June 30, 2011 compared to the same 2010 period was primarily the result of $140,000 of foreign currency exchange gains associated with foreign currency held in cruise ship ATMs during the three months ended June 30, 2011 compared to foreign currency exchange losses of $0.7 million during the same 2010 period. Foreign currency exchange gains were $0.6 million during the six months ended June 30, 2011 compared to a $0.7 million loss during the same 2010 period.

Other non-interest income consisted of the following (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2011	2010	Change	2011	2010	Change
Broker commissions	$798	1,074	(276)	1,908	1,873	35
Safe deposit box rental	289	326	(37)	567	630	(63)
Income from leases	255	273	(18)	525	531	(6)
Fee income	808	562	246	1,414	1,085	329
Foreign exchange gains (losses)	140	(661)	801	560	(661)	1,221
Other	1,016	1,147	(131)	2,046	1,962	84

Total other income	$3,306	2,721	585	7,020	5,420	1,600

BankAtlantic’s Non-Interest Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Employee compensation and benefits	$19,218	24,254	(5,036)	37,981	48,628	(10,647)
Occupancy and equipment	11,488	13,745	(2,257)	24,073	27,326	(3,253)
Advertising and promotion	1,435	2,121	(686)	3,104	4,055	(951)
Check losses	663	521	142	962	953	9
Professional fees	530	4,220	(3,690)	3,511	6,785	(3,274)
Supplies and postage	879	895	(16)	1,749	1,860	(111)
Telecommunication	444	655	(211)	1,016	1,184	(168)
Provision for tax certificates	1,021	2,134	(1,113)	1,800	2,867	(1,067)
Cost associated with debt redemption	1,115	53	1,062	1,125	60	1,065
Impairment on loans held for sale	1,506	—	1,506	1,707	—	1,707
Employee termination (reversals) costs	(38)	—	(38)	(193)	—	(193)
Lease termination (reversals) costs	(594)	216	(810)	(1,442)	216	(1,658)
Impairment of real estate held for sale	353	1,510	(1,157)	353	1,510	(1,157)
Impairment of real estate owned	6,151	521	5,630	6,554	664	5,890
FDIC deposit insurance assessment	2,181	2,430	(249)	5,486	4,788	698
(Gains) losses on sale of real estate	(362)	880	(1,242)	(640)	776	(1,416)
Amortization of intangible assets	295	309	(14)	604	631	(27)
Other	5,604	5,051	553	10,293	9,933	360

Total non-interest expense	$51,889	59,515	(7,626)	98,043	112,236	(14,193)

BankAtlantic Bancorp, Inc. and Subsidiaries

The decline in employee compensation and benefits during the three and six months ended June 30, 2011 compared to the same 2010 period resulted primarily from workforce reductions, normal attrition and the transfer of employees to the purchaser of the Tampa branches in June 2011. The number of full-time equivalent employees declined from 1,532 as of December 31, 2009 to 1,045 as of June 30, 2011 (a 32% reduction in the workforce) with the Tampa branch sale affecting approximately 130 employees. Additionally, employee and executive bonuses were $0.5 million and $1.7 million lower during the 2011 three and six months periods compared to the same 2010 periods, respectively. The decline in the workforce also resulted in reduced benefit costs compared to 2010, relating primarily to health insurance, payroll taxes and share-based compensation.

The decline in occupancy and equipment for the three and six months ended June 30, 2011 compared to the same 2010 periods resulted primarily from $1.9 million and $2.7 million of lower rent expense, building maintenance and real estate taxes related to the consolidation of back-office facilities, the sale of the Tampa branches and the termination of leases executed for branch expansion during prior periods.

The decrease in advertising and business promotion expense during the three and six months ended June 30, 2011 compared to the same 2010 periods related primarily to BankAtlantic focusing its marketing efforts more on customer relationships and less on advertising and media and direct mail promotions.

The increase in check losses for the three months ended June 30, 2011 compared to the same 2010 period resulted from a $0.3 million increase in customer check fraud. This increase was partially offset by a decline in write-offs associated with overdrafts related primarily to revisions to our overdraft policies limiting the number of overdrafts per day and the dollar amount of overdrafts.

The decline in professional fees during the three months ended June 30, 2011 compared to the same 2010 period resulted primarily from $3.3 million of insurance reimbursements in connection with class action securities litigation compared to $1.4 million of reimbursements during the same 2010 period. The remaining decrease in professional fees reflects lower legal costs associated with class action securities litigation as the trial was completed during the fourth quarter of 2010. During the six months ended June 30, 2011, insurance reimbursement in connection with the class action securities litigation was $3.3 million compared to $3.1 million during the same 2010 period.

The reduction in telecommunication costs during the three and six months ended June 30, 2011 compared to the same 2010 periods primarily resulted from higher call center volume associated with the implementation of a new on-line banking product during the three months ended June 30, 2010.

The decrease in the provision for tax certificate losses during the three and six months ended June 30, 2011 reflects lower charge-offs and increases in tax certificate reserves associated with declining portfolio balances. The majority of the provision for tax certificates relates to out-of-state certificates. We have significantly reduced the acquisition of out-of-state tax certificates and have concentrated the majority of our tax certificate acquisitions in Florida.

The costs associated with debt redemptions during the three and six months ended June 30, 2011 reflect prepayment penalties on the early repayment of $85 million of institutional time deposits and $25 million of public fund time deposits. Included in costs associated with debt redemptions during the six months ended June 30, 2011 were prepayment penalties for the early repayment of $40.0 million of FHLB advance obligations.

The impairment of loans held for sale represents lower of cost or market adjustments on loans classified as held for sale. The impairment resulted primarily from lower property values obtained from updated valuations of the underlying loan collateral. Residential loans held for sale were impaired by $1.1 million during the three months ended June 30, 2011. The remaining loan impairments were related to commercial real estate loans.

The recovery of employee termination (reversals) costs during the three and six months ended June 30, 2011 reflects the forfeiture of termination benefits upon the re-hiring of terminated employees.

Lease termination (reversals) costs represent lease contracts, net of deferred rent reversals, originally executed for branch expansion. During the three and six months ended June 30, 2011, BankAtlantic terminated one lease and four leases and recognized a recovery of $0.3 million and $1.4 million, respectively. BankAtlantic is attempting to sublease or terminate lease contracts executed in connection with its branch expansion in prior periods and could recognize losses associated with these operating leases in subsequent periods as these leases are measured at fair value.

BankAtlantic Bancorp, Inc. and Subsidiaries

Impairments on real estate held for sale during the three and six months ended June 30, 2011 and 2010 represents updated valuations on properties acquired for store expansion.

Impairment of real estate owned during the three and six months ended June 30, 2011 reflects updated valuations on properties. The majority of the impairment ($5.2 million) relates to one property during the three months ended June 30, 2011. The property impairment resulted from an updated valuation.

The increase in other non-interest expense was primarily the result of higher foreclosure costs. Foreclosure costs increased by $0.5 million and $0.4 million during the three and six months ended June 30, 2011 compared to the same 2010 periods.

Parent Company Results of Operations

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Net interest (expense)	$(3,794)	(3,579)	(215)	(7,489)	(7,064)	(425)
Provision for loan losses	(515)	(4,919)	4,404	(495)	(3,640)	3,145

Net interest (expense) after provision for loan losses	(4,309)	(8,498)	4,189	(7,984)	(10,704)	2,720
Non-interest income (expense)	(751)	511	(1,262)	(161)	969	(1,130)
Non-interest expense	2,506	3,393	(887)	5,938	5,037	901

Parent company (loss)	$(7,566)	(11,380)	3,814	(14,083)	(14,772)	689

Net interest expense increased during the second quarter and first six months of 2011 compared to the same 2010 periods as a result of higher average debenture balances and average interest rates. The average balances on junior subordinated debentures increased from $312 million and $311 million during the three and six months ended June 30, 2010 to $327 million and $325 million during the same 2011 periods. The increase in average debenture balances resulted from the deferral of interest which began in March 2009. Average rates on junior subordinated debentures increased from 4.69% and 4.65% during the three and six months ended June 30, 2010 to 4.73% and 4.74% during the same 2011 periods. Also included in net interest expense during the three and six months ended June 30, 2011 was $57,000 and $106,000, respectively, of interest income on two performing loans as well as $0 and $37,000, respectively, of investment dividend income associated with an equity security. Interest income on performing loans during the three and six months ended June 30, 2010 was $59,000 and $114,000 and dividend income from the equity security was $22,000 and $45,000, respectively. The equity security ceased paying dividends during the second quarter of 2011.

Non-interest income during the three and six months ended June 30, 2011 reflects a $1.5 million impairment of an equity security. There were no investment securities impairments during the three and six months ended June 30, 2010. Equity earnings from the Parent Company’s investment in statutory business trusts that issue trust preferred securities were $0.4 million and $0.8 million, during the three and six months ended June 30, 2011 compared to $0.2 million and $0.4 million during the same 2010 periods, respectively. Also included in non-interest income during the three and six months ended June 30, 2011 was $0.3 million and $0.6 million of fees for executive services provided to BankAtlantic compared to $0.2 million and $0.5 million during the same periods during 2010, respectively.

The decrease in non-interest expense during the quarter ended June 30, 2011 compared to the same 2010 period reflects a $0.6 million loss on the sale of real estate owned during the 2010 quarter compared to a $16,000 gain on the sale of real estate owned during the same 2011 period. Also, employee compensation decreased by $0.4 million associated with the elimination of executive bonuses during 2011. Non-interest expense during the three months ended June 30, 2011 includes a $0.4 million lower of cost or market adjustment (“LOCOM”) associated with loans held for sale and $0.4 million of real estate owned impairments compared to no adjustments for loans held for sale and $0.7 million of real estate owned write-downs during the same 2010 periods. The lower of cost or market adjustments and real estate owned impairments resulted from updated property valuations.

The increase in non-interest expense during the six months ended June 30, 2011 compared to the same 2010 period resulted primarily from $3.1 million of real estate owned impairments during 2011 compared to $0.7 million of impairments during 2010. The increase in non-interest expense was partially offset by lower compensation expense and lower losses on the sale of real estate owned.

BankAtlantic Bancorp, Inc. and Subsidiaries

In March 2008, BankAtlantic transferred non-performing loans to a work-out subsidiary of the Parent Company. The composition of these loans as of June 30, 2011 and December 31, 2010 was as follows (in thousands):

	June 30, 2011	December 31, 2010
Nonaccrual loans:
Commercial real estate:
Residential	$4,976	8,985
Land	4,384	5,523

Total non-accrual loans	9,360	14,508
Allowance for loan losses	—	(830)

Non-accrual loans, net	9,360	13,678
Performing other commercial loans	2,622	2,811

Loans receivable, net	$11,982	16,489

Real estate owned	$8,644	10,160

During the six months ended June 30, 2011, the Parent Company foreclosed on a $1.5 million commercial residential loan, charged-off $1.3 of loans, recognized $0.4 million lower of cost or market adjustments on loans held for sale, and sold a $1.7 million loan for a $99,000 loss. The work-out subsidiary also received $0.2 million of loan principal repayments during the six months ended June 30, 2011.

The Parent Company’s non-accrual loans include large loan balance lending relationships. Two relationships account for 82.1% of the $9.4 million of non-accrual loans held by the Parent Company at June 30, 2011. The following table outlines general information about these relationships as of June 30, 2011 (in thousands):

Relationships	Unpaid Principal Balance	Recorded Investment (3)	Specific Reserves	Date loan Originated	Date Placed on Nonaccrual	Default Date	Collateral Type	Date of Last Full Appraisal
Commercial land
Relationship No. 1 (1)	$5,604	4,383	—	Q4-2005	Q4-2007	Q4-2007	Land	Q4-2010

Residential Land Developers
Relationship No. 2 (2)	20,000	3,297	—	Q1-2005	Q4-2007	Q1-2008	Residential	Q3-2010

Total	$25,604	7,680	—

(1)	During 2011, the Company recognized partial charge-offs on relationship No. 1 aggregating $1.2 million.
(2)	During 2008, 2009, 2010 and 2011, the Company recognized partial charge-offs and LOCOM adjustments on relationship No. 2 aggregating $16.4 million.
(3)	Recorded investment is the “Unpaid Principal Balance” less charge-offs and deferred fees.

The loans that comprise the above relationships are all collateral dependent. As such, we established specific reserves, recognized partial charge-offs or calculated LOCOM adjustments on these loans based on the fair value of the underlying collateral less costs to sell. The fair value of the collateral was determined using third party appraisals for all relationships. Management performs quarterly impairment analyses on these credit relationships subsequent to the date of the appraisal and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal date. However, our policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure. A full appraisal is generally obtained at the date of foreclosure.

BankAtlantic Bancorp, Inc. and Subsidiaries

The activity in the Parent Company’s allowance for loan losses was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Balance, beginning of period	$814	8,049	830	13,630

Loans charged-off	(1,329)	(5,741)	(1,325)	(10,043)
Recoveries of loans previously charged-off	—	—	—	—

Net charge-offs	(1,329)	(5,741)	(1,325)	(10,043)
Provision for loan losses	515	4,919	495	3,640

Balance, end of period	$—	7,227	—	7,227

The $1.3 million of charge-offs during the three and six months ended June 30, 2011 were comprised of a $1.2 million charge-off of a commercial land loan and a $0.1 million charge-off of a commercial residential loan. The Parent Company reversed a $0.8 million specific valuation allowance related to the commercial land loan charged-off during the three months ended June 30, 2011.

The $5.7 million of charge-offs during the three months ended June 30, 2010 related to one commercial residential loan. A specific reserve of $2.9 million was established on this loan during prior periods. The remaining charge-offs during the six months ended June 30, 2010 primarily related to two loans. One loan was charged-down $2.7 million upon the foreclosure and sale of the collateral. The other loan’s entire balance of $1.2 million was charged-off upon the sale of the remaining collateral. The Parent Company established specific reserves of $5.7 million on these two loans in prior periods.

BankAtlantic Bancorp Consolidated Financial Condition

Total assets at June 30, 2011 were $3.9 billion compared to $4.5 billion at December 31, 2010. The significant asset reduction resulted primarily from the sale of BankAtlantic’s Tampa branches and the related assumption of deposits by the purchaser and from the repayment of wholesale borrowings. Total assets were also reduced as part of efforts to achieve the higher capital requirements required by the Bank Order by June 30, 2011. The changes in components of total assets from December 31, 2010 to June 30, 2011 are summarized below:

•	Increase in cash and due from banks primarily resulting from higher non-interest cash balances at the FHLB;

•	Decrease in interest-bearing deposits in other banks primarily reflecting cash outflows as part of the sale of the Tampa branches;

•	Decrease in securities available for sale reflecting BankAtlantic’s receipt of repayments of short-term agency and municipal securities as well as mortgage-backed securities repayments;

•	Decrease in investment securities resulting from an impairment of an equity security held by the Parent Company;

•	Decrease in tax certificate balances primarily resulting from redemptions partially offset by $11.0 million of Florida tax certificate purchases;

•	Decline in FHLB stock balances resulting from redemptions relating to the repayment of FHLB advances;

•	Increase in loans held for sale associated primarily with the transfer of non-performing residential loans to held for sale;

•

Decrease in loans receivable balances associated with $54.4 million of net-charge-offs, $25.0 million of loans transferred to REO, $27.8 million of loan sales, and repayments of loans in the ordinary course of business;

•	Decrease in accrued interest receivables resulting primarily from lower loan and tax certificate balances;

•	Decrease in office properties and equipment resulting primarily from depreciation; and

•	Reduction in assets held for sale resulting from the sale of the Tampa branches to PNC.

Total liabilities at June 30, 2011 were $3.8 billion compared to $4.5 billion at December 31, 2010. The changes in components of total liabilities from December 31, 2010 to June 30, 2011 are summarized below:

•	A decrease in interest bearing deposit account balances associated with the prepayment of $110 million of institutional and public fund time deposits;

BankAtlantic Bancorp, Inc. and Subsidiaries

•

Increase in non-interest bearing deposits due primarily to higher average balances per customer account and the transfer of $12.2 million of customer reverse repurchase agreements to non-interest bearing deposits;

•	Decrease in deposits held for sale associated with the Tampa branch sale;

•	Lower FHLB advances and short term borrowings due to repayments; and

•	Increase in junior subordinated debentures liability due to interest deferrals.

Liquidity and Capital Resources

BankAtlantic Bancorp, Inc.

Currently, the Parent Company’s principal source of liquidity is its cash and funds obtained from its wholly-owned work-out subsidiary. The Parent Company also may obtain funds through the issuance of equity and debt securities and through dividends, although no dividends from BankAtlantic are anticipated or contemplated for the foreseeable future. The Parent Company has used its funds to contribute capital to its subsidiaries, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. At June 30, 2011, BankAtlantic Bancorp had approximately $329.6 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest obligations on this indebtedness totaled approximately $14.6 million based on interest rates at June 30, 2011, which are generally indexed to three-month LIBOR. In order to preserve liquidity in the current economic environment, the Parent Company elected in February 2009 to commence deferring interest payments on all of its outstanding junior subordinated debentures and to cease paying cash dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow the Parent Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009, and regularly scheduled quarterly interest payments aggregating $35.6 million that would otherwise have been paid during the 30 months ended June 30, 2011 were deferred. The Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments for up to another 10 consecutive quarterly periods through ongoing appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Parent Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Parent Company may end the deferral period by paying all accrued and unpaid interest. The Parent Company anticipates that it will continue to defer interest on its junior subordinated debentures and will not pay dividends on its common stock for the foreseeable future. If the Parent Company continues to defer interest on its junior subordinated debentures through the year ended December 31, 2013, it will owe an aggregate of approximately $73.9 million of unpaid interest based on average interest rates as of June 30, 2011. The Company’s financial condition and liquidity could be adversely affected if interest payments continue to be deferred.

The Parent Company has not received dividends from BankAtlantic since the year ended December 31, 2008. The ability of BankAtlantic to pay dividends or make other distributions to the Parent Company in subsequent periods is subject to regulatory approval as provided in the Bank Order. It is unlikely that the regulators will approve a dividend from BankAtlantic based on BankAtlantic’s results and other matters set forth in the Bank Order. As such, the Parent Company does not expect to receive cash dividends from BankAtlantic for the foreseeable future. The Parent Company may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans and real estate owned. However, the Parent Company may not be able to monetize the loans or real estate owned on acceptable terms, if at all.

In February 2010, the Company filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $75 million of Class A Common Stock, preferred stock, subscription rights, warrants or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in a prospectus supplement if and when offered. On June 16, 2011, the Company completed its rights offering under the registration statement issuing 15,129,524 shares of Class A Common Stock for net proceeds of $11.0 million. As a result of the completion of a $20 million rights offering during the year ended December 31, 2010 and the $11.3 million rights offering in June 2011, $43.7 million of securities remain available for future issuance under this registration statement. The Parent Company utilized the proceeds from the rights offering plus $9.0 million in cash to make a $20 million capital contribution to BankAtlantic.

BankAtlantic Bancorp, Inc. and Subsidiaries

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

The Parent Company is generally required to provide BankAtlantic with managerial assistance and capital. Any such financing could be sought through public or private offerings, in privately negotiated transactions or otherwise. Additionally, we could pursue financings at the Parent Company level or directly at BankAtlantic or both. Any financing involving the issuance of our Class A Common Stock or securities convertible or exercisable for our Class A Common Stock could be highly dilutive for our existing shareholders and any issuance of stock at the BankAtlantic level would dilute the Parent Company’s ownership interest in BankAtlantic. Such financing may not be available to us on favorable terms or at all.

The Parent Company has the following cash and investments that it believes provide a source for potential liquidity at June 30, 2011.

	As of June 30, 2011
(in thousands)	Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Cash and cash equivalents	$3,839	—	—	3,839
Securities available for sale	10	—	1	9

Total	$3,849	—	1	3,848

The non-performing loans transferred to the wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary. The balance of these loans and real estate owned at June 30, 2011 was $20.6 million. During the six months ended June 30, 2011, the Parent Company received net cash flows of $2.2 million from its work-out subsidiary. The Parent Company does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013.

BankAtlantic Liquidity and Capital Resources

BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans, securities available for sale and real estate owned; proceeds from securities sold under agreements to repurchase; advances from FHLB; Treasury and Federal Reserve lending programs; interest payments on loans and securities; capital contributions from the Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of securities sold under agreements to repurchase, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses. BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic maintained excess cash balances during the six months ended June 30, 2011 in order to fund the June 2011 sale of the Tampa branch network and improve liquidity and its risk-based regulatory capital ratios. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit and Treasury and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition, an increase in interest rates or an increase in liquidity needs, may require BankAtlantic to offer higher interest rates to maintain deposits, which may not be successful in generating deposits, and which would increase its cost of funds or reduce its net interest income. BankAtlantic is restricted by banking regulators from offering interest rates on its deposits which are significantly higher than market area rates. Additionally, BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to

BankAtlantic Bancorp, Inc. and Subsidiaries

periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. BankAtlantic’s unused lines of credit decreased from $843 million as of December 31, 2010 to $832 million as of June 30, 2011 due to lower loan and securities available for sale balances partially offset by lower FHLB advance balances. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, deterioration in BankAtlantic’s financial condition, litigation or regulatory action may make borrowings unavailable or make terms of the borrowings and deposits less favorable. There is a risk that our cost of funds will increase and that the borrowing capacity from funding sources may decrease.

The FHLB has granted BankAtlantic a line of credit capped at 30% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic utilized its FHLB line of credit to obtain a $146.1 million letter of credit primarily securing public deposits as of June 30, 2011. There were no FHLB borrowings outstanding as of June 30, 2011. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $541 million at June 30, 2011. An additional source of liquidity for BankAtlantic is its securities portfolio. As of June 30, 2011, BankAtlantic had $257 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $1.8 million in funding and at June 30, 2011, BankAtlantic had $1.0 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program under its secondary credit program. The amount that can be borrowed under this program is dependent on the delivery of collateral to the Federal Reserve, and BankAtlantic had unused available borrowings of approximately $33.8 million as of June 30, 2011, with no amounts outstanding under this program at June 30, 2011. We are not permitted to incur day-light overdrafts in our Federal Reserve bank account and accordingly, our intent is to continue to maintain sufficient funds at the Federal Reserve to support intraday activity. The above lines of credit are subject to periodic review and any of the above borrowings may be limited, or may not be available to us at all or additional collateral could be required, in which case BankAtlantic’s liquidity could be materially adversely affected.

At June 30, 2011, BankAtlantic had no securities sold under agreements to repurchase outstanding. During the second quarter of 2011, BankAtlantic discontinued entering into repurchase agreements with its customers and transferred $12.2 million of securities sold under repurchase agreements to non-interest bearing deposits in June 2011. Additionally, BankAtlantic had total cash on hand or with other financial institutions of $430.5 million at June 30, 2011.

Included in deposits at June 30, 2011 was $9.2 million in brokered deposits. BankAtlantic is currently restricted by its regulators from acquiring additional brokered deposits or renewing its existing brokered deposits, and expects the balance of its brokered deposits to continue to decline.

BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions and regulatory actions may make it more difficult for us and for financial institutions in general to borrow money. We cannot predict with any degree of certainty how long these adverse market conditions may continue, nor can we anticipate the degree that such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. Further deterioration in the financial markets or adverse regulatory actions may further impact us or result in additional market-wide liquidity problems, and affect our liquidity position. We believe BankAtlantic has improved its liquidity position during the year ended December 31, 2010 and the six months ended June 30, 2011 by paying down borrowings and reducing assets.

BankAtlantic’s commitment to originate and purchase loans was $16.7 million and $5.4 million, respectively, at June 30, 2011 compared to $30.1 million of commitments to originate loans at June 30, 2010. BankAtlantic had no commitments to purchase loans at June 30, 2010. At June 30, 2011, total loan commitments represented approximately 0.81% of net loans receivable.

BankAtlantic Bancorp, Inc. and Subsidiaries

BankAtlantic’s actual capital amounts and ratios are presented in the table below and are compared to the prompt corrective action (“PCA”) “well capitalized” requirements and the capital requirements set forth in the Bank Order (dollars in thousands):

	Actual		PCA Defined Well Capitalized		Bank Order Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011:
Total risk-based capital	$368,196	14.52%	$253,522	10.00%	$354,930	14.00%
Tier I risk-based capital	$313,897	12.38%	$152,133	6.00%
Tangible capital	$313,897	8.24%	$57,119	1.50%
Tier 1/Core capital	$313,897	8.24%	$190,398	5.00%	$304,637	8.00%
As of December 31, 2010:
Total risk-based capital	$334,601	11.72%	$285,541	10.00%
Tier I risk-based capital	$276,362	9.68%	$171,325	6.00%
Tangible capital	$276,362	6.22%	$66,672	1.50%
Tier 1/Core capital	$276,362	6.22%	$222,240	5.00%

Pursuant to the Bank Order, BankAtlantic was required to attain by June 30, 2011 and maintain a tier 1/core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. BankAtlantic historically maintained its regulatory capital ratios at levels that exceeded prompt corrective action “well capitalized” requirements; however, based on BankAtlantic’s risk profile, the OTS raised its regulatory capital requirements above the “well capitalized” amounts. The Parent Company and BankAtlantic will seek to maintain the higher capital requirements under the Bank Order through efforts that may include the issuance of its Class A Common Stock through a public or private offering. Additionally, BankAtlantic may continue to seek to reduce its asset size in order to improve its regulatory capital ratios, although this may make it more difficult to achieve profitability. The Company may not be successful in raising additional capital in subsequent periods upon the contemplated terms, or at all. The inability to raise capital or otherwise continue to meet regulatory requirements in the future would have a material adverse impact on the Company’s business, results of operations and financial condition.

The Company’s Contractual Obligations and Off Balance Sheet Arrangements as of June 30, 2011 were (in thousands):

	Payments Due by Period (1)(2)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Time deposits	$454,279	370,451	65,577	16,951	1,300
Long-term debt	351,643	—	57,448	—	294,195
Operating lease obligations held for sublease	15,186	706	1,305	1,288	11,887
Operating lease obligations held for use	32,921	5,232	8,703	5,232	13,754
Pension obligation	18,443	1,496	3,155	3,545	10,247
Other obligations	13,006	3,406	6,400	3,200	—

Total contractual cash obligations	$885,478	381,291	142,588	30,216	331,383

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

The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic are unpredictable. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the six months ended June 30, 2011. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the six months ended June 30, 2011, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Interest Income.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In re BankAtlantic Bancorp, Inc. Securities Litigation, No. 0:07-cv-61542-UU, United States District Court, Southern District of Florida

On October 29, 2007, Joseph C. Hubbard filed a class action in the United States District Court for the Southern District of Florida against the Company and five of its current or former officers. The defendants in this action are BankAtlantic Bancorp, Inc., James A. White, Valerie C. Toalson, Jarett S. Levan, John E. Abdo, and Alan B. Levan. The Complaint, which was later amended, alleges that during the purported class period of November 9, 2005 through October 25, 2007, the Company and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint asserted claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 and sought unspecified damages. On December 12, 2007, the Court consolidated into Hubbard a separately filed action captioned Alarm Specialties, Inc. v. BankAtlantic Bancorp, Inc., No. 0:07—cv-61623-WPD. On February 5, 2008, the Court appointed State-Boston Retirement System lead plaintiff and Lubaton Sucharow LLP to serve as lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act.

On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of the Company’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 and retained those shares until the end of the period. The jury rejected the plaintiffs’ claim for the six month period from October 19, 2006 to April 25, 2007. Prior to the beginning of the trial, plaintiffs abandoned any claim for any prior period. On April 25, 2011, the Court granted defendants’ post-trial motion for judgment as a matter of law and vacated the jury verdict, resulting in a judgment in favor of all defendants on all claims. The Plaintiffs have appealed the Court’s order setting aside the jury verdict.

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

Office of Thrift Supervision Overdraft Processing Examination

As previously disclosed, the Office of Thrift Supervision advised BankAtlantic that it had determined that BankAtlantic had engaged in deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act relating to certain of BankAtlantic’s deposit-related products. The OTS concluded that BankAtlantic engaged in certain deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act and OTS regulations and requested that BankAtlantic submit a restitution plan for OTS’s consideration. On June 2, 2011, the OTS also advised BankAtlantic that BankAtlantic could be subject to civil money penalties. BankAtlantic believes it has complied with all applicable laws and OTS guidelines and on July 5, 2011, BankAtlantic filed an appeal of the OTS positions. That appeal is now before the OCC which will review the issues under its process and guidelines.

Securities and Exchange Commission Investigation

The Company has received a notice of investigation from the Securities and Exchange Commission, Miami Regional Office and subpoenas for information. The subpoenas requested a broad range of documents relating to, among other matters, recent and pending litigation to which the Company is or was a party, certain of the Company’s non-performing, non-accrual and charged-off loans, the Company’s cost saving measures, loan classifications, BankAtlantic Bancorp’s asset workout subsidiary, and the recent Orders with the OTS entered into by the Parent Company and BankAtlantic. Various current and former employees also received subpoenas for documents and testimony.

BankAtlantic Bancorp, Inc. and Subsidiaries

The Miami regional office staff of the SEC has indicated that it is recommending that the SEC bring a civil action against the Company alleging that the Company violated certain provisions of federal securities laws, including Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 thereunder. The Company was also informed that its chief executive officer received a similar communication. In communications between the Company’s counsel and the Miami regional office staff, the Company has learned that the basis for the recommended actions were many of the same arguments brought in the private class action securities litigation recently concluded at the district court level in favor of the Company and the individual defendants. In addition, the Miami regional office staff raised issues relating to the classification and valuation of certain loans included in the Company’s financial information for the last quarter of 2007 and in its annual report on Form 10-K for the 2007 fiscal year. The Company and its CEO provided a response to the issues raised by the Miami regional office staff. If litigation is brought, the SEC may seek remedies including an injunction against future violations of federal securities laws, civil money penalties and an officer and director bar. The Company believes that it has fulfilled all of its obligations under securities laws and, if such actions are brought by the SEC against the Company and/or any of its officers, such actions would be vigorously defended.

D.W. Hugo, individually and on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. BankAtlantic Bancorp, Inc., Alan B. Levan, Jarett S. Levan, Jay C. McClung, Marcia K. Snyder, Valerie Toalson, James A. White, John E. Abdo, D. Keith Cobb, Steven M. Coldren, and David A. Lieberman, Case No. 0:08-cv-61018-UU, United States District Court, Southern District of Florida

In July 2008, the Company, certain officers and Directors were named in a lawsuit which alleges that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to the Company’s Commercial Real Estate Loan Portfolio. The Complaint further alleges that the Company’s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and sought damages on behalf of the Company. In July 2011, the case was dismissed and the parties exchanged mutual releases and neither the defendants nor the Company made any monetary payments.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as supplemented by Item 1A Risk Factors in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Item 6. Exhibits

Exhibit 31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	Interactive data Files

BankAtlantic Bancorp, Inc. and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BANKATLANTIC BANCORP, INC.

August 15, 2011	By:	/s/ Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/
Chairman/President

August 15, 2011	By:	/s/ Valerie C. Toalson
Date		Valerie C. Toalson
Executive Vice President,
Chief Financial Officer