Form 10-Q
period 2011-09-30
BANKATLANTIC BANCORP INC
filed 2011-11-14
CIK 921768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Outstanding at November 10, 2011
Class A Common Stock, par value $0.01 per share	15,434,564
Class B Common Stock, par value $0.01 per share	195,045

Part I. FINANCIAL INFORMATION

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

(In thousands, except share data)	September 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$99,612	97,930
Interest bearing deposits in other banks	574,398	455,538
Securities available for sale, at fair value	84,487	424,391
Investment securities	—	1,500
Tax certificates, net of allowance of $7,535 and $8,811	56,268	89,789
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	25,223	43,557
Loans held for sale	47,596	29,765
Loans receivable, net of allowance for loan losses of $130,719 and $162,139	2,545,143	3,018,179
Accrued interest receivable	15,711	22,010
Real estate held for sale	4,145	5,436
Real estate owned	92,751	74,488
Investments in unconsolidated companies	11,656	10,361
Office properties and equipment, net	142,591	151,414
Assets held for sale	1,768	37,334
Goodwill	13,081	13,081
Prepaid FDIC deposit insurance assessment	14,633	22,008
Other assets	11,591	12,652

Total assets	$3,740,654	4,509,433

LIABILITIES AND EQUITY
Liabilities:
Deposits
Interest bearing deposits	$2,464,633	2,759,608
Non-interest bearing deposits	857,582	792,260
Deposits held for sale	—	341,146

Total deposits	3,322,215	3,893,014

Advances from FHLB	—	170,000
Securities sold under agreements to repurchase	—	21,524
Short-term borrowings	960	1,240
Subordinated debentures	22,000	22,000
Junior subordinated debentures	333,333	322,385
Other liabilities	55,025	64,527

Total liabilities	3,733,533	4,494,690

Commitments and contingencies (Note 11)
Equity:
BankAtlantic Bancorp’s stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $.01 par value, authorized 25,000,000 shares; issued and outstanding 15,434,564 and 12,319,064 shares	154	123
Class B common stock, $.01 par value, authorized 1,800,000 shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	329,790	317,863
Accumulated deficit	(309,226)	(297,615)
Accumulated other comprehensive loss	(13,664)	(6,088)

Total BankAtlantic Bancorp equity	7,056	14,285
Noncontrolling interest	65	458

Total equity	7,121	14,743

Total liabilities and equity	$3,740,654	4,509,433

See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except share and per share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$30,313	38,356	98,464	119,888
Interest and dividends on taxable securities	2,097	3,075	7,638	9,810
Interest on tax exempt securities	145	139	785	139
Interest on tax certificates	1,027	2,837	3,480	5,707

Total interest income	33,582	44,407	110,367	135,544

Interest expense:
Interest on deposits	3,174	4,877	11,516	17,955
Interest on advances from FHLB	—	106	153	1,065
Interest on securities sold under agreements to repurchase and short-term borrowings	—	8	9	23
Interest on subordinated debentures	4,127	4,107	12,215	11,789

Total interest expense	7,301	9,098	23,893	30,832

Net interest income	26,281	35,309	86,474	104,712
Provision for loan losses	17,901	24,410	56,422	103,718

Net interest income after provision for loan losses	8,380	10,899	30,052	994

Non-interest income:
Service charges on deposits	10,165	15,214	33,423	45,764
Other service charges and fees	6,129	7,495	20,206	22,612
Securities activities, net	6,959	(552)	5,435	2,898
Income from unconsolidated companies	482	293	1,295	719
(Loss) gain on sale of Tampa branches	(34)	—	38,622	—
Other	2,136	4,911	9,073	10,355

Total non-interest income	25,837	27,361	108,054	82,348

Non-interest expense:
Employee compensation and benefits	17,116	23,549	56,137	74,082
Occupancy and equipment	10,019	13,263	34,092	40,590
Advertising and promotion	1,587	2,026	4,805	6,209
Professional fees	6,230	6,209	10,884	13,920
Check losses	559	763	1,521	1,716
Supplies and postage	758	983	2,615	2,902
Telecommunication	388	702	1,409	1,898
Cost associated with debt redemption	—	—	1,125	60
Provision for tax certificates	969	885	2,769	3,752
Impairments (reversals) on loans held for sale	(145)	—	2,339	—
Employee termination costs (reversals)	2	2,103	(191)	2,103
Lease termination costs (reversals)	—	1,093	(1,442)	1,308
Impairment of assets held for sale	—	4,469	—	4,469
Impairment of real estate held for sale	—	—	353	1,511
Impairment of real estate owned	3,464	500	12,294	1,864
FDIC deposit insurance assessment	2,132	2,314	7,618	7,103
Other	3,054	4,548	13,179	16,683

Total non-interest expense	46,133	63,407	149,507	180,170

Loss before income taxes	(11,916)	(25,147)	(11,401)	(96,828)
(Benefit) provision for income taxes	(122)	37	(121)	127

Net loss	(11,794)	(25,184)	(11,280)	(96,955)
Less: net loss (income) attributable to noncontrolling interest	254	(225)	(331)	(672)

Net loss attributable to BankAtlantic Bancorp	$(11,540)	(25,409)	(11,611)	(97,627)

Basic loss per share	$(0.74)	(2.09)	(0.84)	(9.11)

Diluted loss per share	$(0.74)	(2.09)	(0.84)	(9.11)

Basic weighted average number of common shares outstanding	15,626,874	12,156,703	13,754,966	10,712,964

Diluted weighted average number of common and common equivalent shares outstanding	15,626,874	12,156,703	13,754,966	10,712,964

See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

For the Nine Months Ended September 30, 2010 and 2011-Unaudited

(In thousands)	Comprehensive (loss)		Common Stock	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive (loss)	BankAtlantic Bancorp Equity	Non- Controlling Interest	Total Equity
BALANCE, DECEMBER 31, 2009	$		99	296,832	(153,434)	(1,926)	141,571	—	141,571
Net loss		(97,627)	—	—	(97,627)	—	(97,627)	672	(96,955)
Net unrealized losses on securities available for sale		(1,281)	—	—	—	(1,281)	(1,281)	—	(1,281)

Comprehensive loss		$(98,908)

Cumulative effect of change in accounting principle			—	—	—	—	—	307	307
Non-controlling interest distributions			—	—	—	—	—	(559)	(559)
Issuance of Class A common stock			27	19,574	—	—	19,601	—	19,601
Share based compensation expense			—	1,398	—	—	1,398	—	1,398

BALANCE, SEPTEMBER 30, 2010	$		126	317,804	(251,061)	(3,207)	63,662	420	64,082

BALANCE, DECEMBER 31, 2010	$		125	317,863	(297,615)	(6,088)	14,285	458	14,743
Net loss		(11,611)	—	—	(11,611)	—	(11,611)	331	(11,280)
Net unrealized losses on securities available for sale		(7,576)	—	—	—	(7,576)	(7,576)	—	(7,576)

Comprehensive loss		$(19,187)

Non-controlling interest distributions			—	—	—	—	—	(724)	(724)
Issuance of Class A Common Stock			31	10,970	—	—	11,001	—	11,001
Share based compensation expense			—	957	—	—	957	—	957

BALANCE, SEPTEMBER 30, 2011	$		156	329,790	(309,226)	(13,664)	7,056	65	7,121

See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Nine Months Ended September 30,
(In thousands)	2011	2010
Net cash provided by operating activities	$58,405	115,942

Investing activities:
Proceeds from redemption of tax certificates	52,161	99,558
Purchase of tax certificates	(21,604)	(97,285)
Purchase of securities available for sale	—	(248,332)
Proceeds from sales of securities available for sale	90,979	57,616
Proceeds from maturities of securities available for sale	247,602	70,674
Purchase of interest bearing deposits in other banks	—	(47,990)
Proceeds from maturities of interest bearing deposits	34,003	—
Net repayments of loans	306,259	283,226
Proceeds from the sales of loans transferred to held for sale	27,793	29,421
Improvements to real estate owned	—	(945)
Proceeds from sales of real estate owned	21,485	18,899
Purchases of office property and equipment	(1,623)	(2,949)
Disposals of office property and equipment	1,287	507
Redemptions of FHLB stock	18,334	3,492
Net cash outflow from sale of Tampa branches	(257,255)	—

Net cash provided by investing activities	519,421	165,892

Financing activities:
Net decrease in deposits	(247,584)	(132,039)
Net repayments of FHLB advances	(170,020)	(102,068)
Decrease in short-term borrowings	(21,804)	(6,323)
Repayment of bonds payable	—	(45)
Prepayments of bonds payable	—	(661)
Net proceeds from issuance of Class A common stock	11,001	19,601
Noncontrolling interest distributions	(724)	(559)

Net cash used in financing activities	(429,131)	(222,094)

Increase in cash and cash equivalents	148,695	59,740
Cash and cash equivalents at the beginning of period	507,908	234,797
Change in cash and cash equivalents held for sale	5,850	(4,902)

Cash and cash equivalents at end of period	$662,453	289,635

(Continued)

See Notes to Consolidated Financial Statements - Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Nine Months Ended September 30,
(In thousands)	2011	2010
Cash paid/received for:
Interest on borrowings and deposits	$12,918	20,413
Income tax payments (refunds)	84	(31,692)
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to REO	49,188	40,942
Long-lived assets held-for-use transferred to assets held for sale	—	1,919
Long-lived assets held-for-sale transferred to assets held for use	—	1,239
Transfers to assets held for sale:
Cash	—	4,902
Office properties and equipment	—	32,307
Securities purchased pending settlement	—	5,239
The change in assets and liabilities as of January 1, 2010 upon the consolidation of a factoring joint venture:
Increase in loans receivable	—	(3,214)
Decrease in investment in unconsolidated subsidiaries	—	3,256
Increase in other assets	—	(367)
Increase in other liabilities	—	18
Increase in noncontrolling interest	—	307

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

In management’s opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of the Company’s consolidated financial condition at September 30, 2011, the consolidated results of operations for the three and nine months ended September 30, 2011 and 2010, and the consolidated stockholders’ equity and comprehensive loss and cash flows for the nine months ended September 30, 2011 and 2010. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2011. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the consolidated financial statements appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

On November 1, 2011, the Company entered into a definitive agreement to sell BankAtlantic to BB&T Corporation. See Note 13. “Subsequent Events” for a description of the proposed transaction.

On October 14, 2011, the Company completed a one-for-five reverse stock split. Where appropriate, amounts throughout this document have been adjusted to reflect this reverse stock split. Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2011.

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

	As Reported As of December 31, 2010		As Corrected As of December 31, 2010
(in thousands) Loan-to-value ratios	Residential Interest Only	Residential Amortizing	Residential Interest Only	Residential Amortizing
Ratios not available	$—	78,031	59,520	185,610
=<60%	107,063	144,744	47,605	145,075
60.1% - 70%	118,679	103,891	33,005	49,732
70.1% - 80%	290,840	309,925	37,808	48,586
80.1% - 90%	17,055	23,982	47,574	47,039
>90.1%	16,609	13,212	324,734	197,743

Total	$550,246	673,785	550,246	673,785

BankAtlantic Bancorp, Inc. and Subsidiaries

2. Regulatory and Liquidity Considerations

Regulatory Considerations

On February 23, 2011, the Parent Company and BankAtlantic each entered into a Stipulation and Consent to Issuance of Order to Cease and Desist with the Office of Thrift Supervision (“OTS”), the Parent Company’s and BankAtlantic’s primary regulator on that date. The Parent Company and BankAtlantic were historically regulated and subject to regular examination by the Office of Thrift Supervision (“OTS”). Since July 21, 2011, the regulatory oversight of the Parent Company is under the Federal Reserve Bank (“FRB”) and the regulatory oversight of BankAtlantic is under the Office of the Comptroller of the Currency (“OCC”) as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Order to Cease and Desist to which the Parent Company is subject is referred to as the “Company Order,” the Order to Cease and Desist to which BankAtlantic is subject is referred to as the “Bank Order” and the Company Order and Bank Order are referred to collectively as the “Orders.” The OTS issued the Orders due to the Company’s losses over the past three years, high levels of classified assets and inadequate levels of capital based on BankAtlantic’s risk profile as determined by the OTS following its examination. The Parent Company submitted written plans to the OTS that address, among other things, BankAtlantic’s capital and set forth the Parent Company’s business plan for the year ending December 31, 2011. In addition, under the terms of the Company Order, the Parent Company is prohibited from taking certain actions without receiving the prior written non-objection of the FRB, including, without limitation, declaring or paying any dividends or other capital distributions and incurring certain indebtedness. The Parent Company is also required to ensure BankAtlantic’s compliance with the terms of the Bank Order as well as all applicable laws, rules, regulations and agency guidance.

Pursuant to the terms of the Bank Order, BankAtlantic is required to maintain a tier 1 (core) capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. At September 30, 2011, BankAtlantic had a tier 1 (core) capital ratio of 8.29% and a total risk-based capital ratio of 14.96%. Under the terms of the Bank Order, BankAtlantic has revised certain of its plans, programs and policies and submitted to the OTS certain written plans, including a capital plan, a business plan and a plan to reduce BankAtlantic’s delinquent loans and non-performing assets. If BankAtlantic fails to comply with the capital plan and/or fails to maintain the increased capital ratio requirements, or upon any written request from the OCC, BankAtlantic is required to submit a contingency plan, which must detail actions which BankAtlantic would, in its case, take to either merge with or be acquired by another banking institution. BankAtlantic will not be required to implement such contingency plan until such time as it receives written notification from the OCC to do so. In addition, the Bank Order requires BankAtlantic to limit its asset growth and restricts BankAtlantic from originating or purchasing new commercial real estate loans or entering into certain material agreements, in each case without receiving the prior written non-objection of the OCC. Separately, the OTS confirmed that it has no objection to BankAtlantic originating loans to facilitate the sale of certain assets or the renewal, extension or modification of existing commercial real estate loans, subject in each case to compliance with applicable regulations and bank policies. The Bank Order prohibits the payment of dividends and other distributions without the prior written non-objection of the OCC. The Orders also include certain restrictions on compensation paid to the senior executive officers of the Parent Company and BankAtlantic, and restrictions on agreements with affiliates.

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

Each Order became effective on February 23, 2011 and will remain in effect until terminated, modified or suspended by the OCC, as it relates to the Bank Order, or the FRB, as it relates to the Company Order. No fines or penalties were imposed in connection with either Order. While the Orders formalize steps that the Company believes are already underway, if there is any material failure by the Parent Company or BankAtlantic to comply with the terms of the Orders, or if unanticipated market factors emerge, and/or if the Company is unable to successfully execute its plans, or comply with other regulatory requirements, then the regulators could take further action, which could include the imposition of fines and/or additional enforcement actions. Enforcement actions broadly available to regulators include the issuance of a capital directive, removal of officers and/or directors, institution of proceedings for receivership or conservatorship, and termination of deposit insurance. Any such action would have a material adverse effect on the Company’s business, results of operations and financial position.

BankAtlantic Bancorp, Inc. and Subsidiaries

The consummation of the sale of BankAtlantic pursuant to the Company’s November 1, 2011 agreement with BB&T is expected to result in the termination of the requirements and restrictions of both the Company Order and the Bank Order.

Liquidity Considerations

Both the Parent Company and BankAtlantic actively manage liquidity and cash flow needs. The Parent Company had cash of $2.2 million as of September 30, 2011. The Parent Company does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013; however, based on current interest rates, accrued and unpaid interest of approximately $74.0 million would be due in December 2013 if interest is deferred until that date. The Company has agreed, pursuant to the November 1, 2011 agreement with BB&T, to pay the outstanding deferred interest (approximately $39.1 million at September 30, 2011) in connection with the closing of the transaction. The Parent Company’s operating expenses for the year ended December 31, 2010 were $6.4 million and were $4.0 million during the nine months ended September 30, 2011. BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and the availability of its lines of credit borrowings with the Federal Home Loan Bank (“FHLB”), as well as the Treasury and Federal Reserve lending programs.

As of September 30, 2011, BankAtlantic had $674 million of cash and short-term investments and approximately $623 million of available unused borrowings, consisting of $547 million of unused FHLB line of credit capacity, $41 million of unpledged securities and $35 million of available borrowing capacity at the Federal Reserve. However, such available borrowings are subject to regular reviews and may be terminated, suspended or reduced at any time at the discretion of the issuing institution or based on the availability of qualifying collateral. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, adverse litigation or regulatory actions, or deterioration in BankAtlantic’s financial condition may reduce the amounts it is able to borrow, make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, BankAtlantic’s cost of funds could increase and the availability of funding sources could decrease. Based on current and expected liquidity needs and sources, the Company expects to be able to meet its obligations at least through September 30, 2012.

BankAtlantic Bancorp, Inc. and Subsidiaries

3. Fair Value Measurement

The following table presents major categories of the Company’s assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 (in thousands):

		Fair Value Measurements Using
Description	As of September 30, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities	$12,384	—	12,384	—
REMICs (1)	38,833	—	38,833	—
Municipal bonds	31,303	—	31,303	—
Taxable securities	640	—	640	—
Equity securities	1,327	1,327	—	—

Total	$84,487	1,327	83,160	—

		Fair Value Measurements Using
Description	As of December 31, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities	$112,042	—	112,042	—
REMICs (1)	68,841	—	68,841	—
Agency bonds	60,143	—	60,143	—
Municipal bonds	162,123	—	162,123	—
Taxable securities	19,922		19,922	—
Foreign currency put options	24	24	—	—
Equity securities	1,296	1,296	—	—

Total	$424,391	1,320	423,071	—

(1)	Real estate mortgage investment conduits (“REMICs”) are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities are guaranteed by government agencies.

There were no recurring liabilities measured at fair value in the Company’s financial statements as of September 30, 2011 and December 31, 2010.

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

BankAtlantic Bancorp, Inc. and Subsidiaries

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2011 (in thousands):

	Fair Value Measurements Using
Description	September 30, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments (1) For the Nine Months Ended
Loans measured for impairment using the fair value of the underlying collateral	$244,765	—	—	244,765	33,641
Impairment of real estate owned	72,601	—	—	72,601	12,294
Impairment real estate held for sale	4,145	—	—	4,145	353
Impairment of loans held for sale	39,110	—	—	39,110	6,190

Total	$360,621	—	—	360,621	52,478

(1)	Total impairments represent the amount recognized during the nine months ended September 30, 2011 on assets that were held and measured at fair value as of September 30, 2011.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2010 (in thousands):

	Fair Value Measurements Using
Description	September 30, 2010	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments (1) For the Nine Months Ended
Loans measured for impairment using the fair value of the collateral	$304,275	—	—	304,275	93,649
Impaired real estate owned	10,437	—	—	10,437	1,864
Impairment real estate held for sale	13,964	—	—	13,964	4,469
Impairment of loans held for sale	3,490	—	—	3,490	1,532

Total	$332,166	—	—	332,166	101,514

(1)	Total impairments represent the amount of loss recognized during the nine months ended September 30, 2010 on assets that were held and measured at fair value as of September 30, 2010.

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

BankAtlantic Bancorp, Inc. and Subsidiaries

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

Impaired Real Estate Owned and Impairment of Real Estate Held for Sale

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

Financial Disclosures about Fair Value of Financial Instruments

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$99,612	99,612	97,930	97,930
Interest bearing deposits in other banks	574,398	574,398	455,538	455,538
Securities available for sale	84,487	84,487	424,367	424,367
Derivatives	—	—	24	24
Investment securities	—	—	1,500	1,500
Tax certificates	56,268	55,390	89,789	90,738
Federal home loan bank stock	25,223	25,223	43,557	43,557
Loans receivable including loans held for sale, net	2,592,739	2,305,381	3,047,944	2,698,348
Financial liabilities:
Deposits	3,322,215	3,321,353	3,893,014	3,895,631
Short term borrowings	960	960	22,764	22,764
Advances from FHLB	—	—	170,000	170,038
Subordinated debentures	22,000	21,925	22,000	21,759
Junior subordinated debentures	333,333	145,782	322,385	107,274

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

BankAtlantic Bancorp, Inc. and Subsidiaries

Interest bearing deposits in other banks include $11.6 million of certificates of deposit guaranteed by the FDIC with maturities of less than one year. Due to the FDIC guarantee and the short maturity of these certificates of deposit, the fair value of these deposits approximates the carrying value.

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

In determining the fair value of all of the Company’s junior subordinated debentures, the Company used NASDAQ price quotes available with respect to its $71.9 million of publicly traded trust preferred securities related to its junior subordinated debentures (“public debentures”). However, $261.4 million of the outstanding trust preferred securities related to its junior subordinated debentures are not traded, but are privately held in pools (“private debentures”) and with no trading markets, sales history, liquidity or readily determinable source for valuation. We have deferred the payment of interest with respect to all of our junior subordinated debentures as permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at September 30, 2011 and December 31, 2010, and as a practical alternative, management used the NASDAQ price quotes of the public debentures to value all of the outstanding junior subordinated debentures whether privately held or public traded.

BankAtlantic Bancorp, Inc. and Subsidiaries

4. Securities Available for Sale

The following tables summarize securities available for sale (in thousands):

	As of September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government agency securities:
Mortgage-backed securities	$11,590	794	—	12,384
REMICS (1)	37,472	1,361	—	38,833

Total	49,062	2,155	—	51,217

Investment Securities:
Municipal Bonds	31,298	5	—	31,303
Taxable securities	640	—	—	640
Equity securities	1,260	68	1	1,327

Total investment securities	33,198	73	1	33,270

Total	$82,260	2,228	1	84,487

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Government agency securities:
Mortgage-backed securities	$105,219	6,823	—	112,042
Agency bonds	60,000	143	—	60,143
REMICs (1)	66,034	2,807	—	68,841

Total	231,253	9,773	—	241,026

Investment Securities:
Municipal bonds	162,113	33	23	162,123
Taxable securities	19,936	8	22	19,922
Equity securities	1,260	39	3	1,296

Total investment securities	183,309	80	48	183,341

Derivatives	24	—	—	24

Total	$414,586	9,853	48	424,391

(1)	Real estate mortgage investment conduits (“REMICs”) are pass-through entities that hold residential loans. Investors in these entities are issued ownership interests in the entities in the form of a bond. The securities are guaranteed by government agencies.

BankAtlantic Bancorp, Inc. and Subsidiaries

The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Equity securities	$—	—	9	(1)	9	(1)

	As of December 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal Bonds	$90,413	(23)	—	—	90,413	(23)
Taxable Securities	15,155	(22)	—	—	15,155	(22)
Equity securities	—	—	7	(3)	7	(3)

Total	$105,568	(45)	7	(3)	105,575	(48)

The unrealized losses on municipal bonds and taxable securities outstanding less than 12 months were primarily the result of interest rate changes. As of December 31, 2010, the Company expected to receive cash proceeds in an amount equal to its entire investment in municipal bonds and taxable securities upon maturity.

The unrealized losses on the equity securities at September 30, 2011 and December 31, 2010 are insignificant. Accordingly, the Company does not consider these investments other-than-temporarily impaired at September 30, 2011 and December 31, 2010.

The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities Available for Sale
September 30, 2011 (1)	Amortized Cost	Estimated Fair Value
Due within one year	$31,937	31,942
Due after one year, but within five years	114	115
Due after five years, but within ten years	15,856	16,446
Due after ten years	33,092	34,655

Total	$80,999	83,158

(1)	Scheduled maturities in the above table are based on contractual maturities which may vary significantly from actual maturities due to prepayments.

BankAtlantic Bancorp, Inc. and Subsidiaries

Included in securities activities, net were (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Gross gains on securities sales	$6,959	—	5,460	3,138

Proceeds from sales of securities	90,979	10,705	90,979	57,616

Gross losses on foreign currency put options	—	(543)	(24)	(234)

Management reviews its investments for other-than-temporary declines in value quarterly. As a consequence of the review during 2011, the company recognized $1.5 million in other-than-temporary declines in value related to a private equity investment in an unrelated financial institution.

5. Restructuring Charges and Exit Activities

Restructuring charges and exit activities relate to employee termination costs, lease contracts executed for branch expansion and impairment of real estate acquired for branch expansion. The following table provides information regarding liabilities associated with restructuring charges and exit activities (in thousands):

	Termination Benefits Liability	Contract Liability	Total Liability
Balance at January 1, 2010	$10	3,681	3,691
Expenses incurred	2,103	1,308	3,411
Amounts paid or amortized	(809)	(417)	(1,226)

Balance at September 30, 2010	$1,304	4,572	5,876

Balance at January 1, 2011	2,438	5,876	8,314
Expenses recovered	(191)	(1,442)	(1,633)
Amounts paid or amortized	(2,220)	(2,846)	(5,066)

Balance at September 30, 2011	$27	1,588	1,615

Beginning in December 2007, BankAtlantic terminated leases or sought to sublease properties that it had previously leased for future branch expansion. Liabilities were recorded for costs associated with these operating leases. These liabilities were measured at fair value and are accreted to rent expense until the leases are terminated or subleased. BankAtlantic is actively seeking tenants for potential sub-leases or unrelated third parties to assume the lease obligations. During the nine months ended September 30, 2011, BankAtlantic terminated four operating leases and recovered $1.4 million of prior period lease termination costs. There were no lease terminations during the nine months ended September 30, 2010. During the nine months ended September 30, 2010, the Company recognized $1.3 million of contract termination liabilities in connection with operating leases executed for future branch expansion.

During the nine months ended September 30, 2011 and 2010, BankAtlantic recognized impairments on real estate acquired for branch expansion of $0.4 million and $1.5 million, respectively.

BankAtlantic Bancorp, Inc. and Subsidiaries

6. Loans Receivable

The loan portfolio consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Commercial non-real estate	$114,962	135,588
Commercial real estate:
Residential	102,933	133,155
Land	25,629	58,040
Owner occupied	88,048	111,097
Other	497,640	592,538
Small Business:
Real estate	188,083	203,479
Non-real estate	94,021	99,190
Consumer:
Consumer - home equity	560,057	604,228
Consumer other	12,867	16,068
Deposit overdrafts	2,061	3,091
Residential:
Residential-interest only	404,182	550,246
Residential-amortizing	582,984	671,948

Total gross loans	2,673,467	3,178,668

Adjustments:
Premiums, discounts and net deferred fees	2,395	1,650
Allowance for loan losses	(130,719)	(162,139)

Loans receivable — net	$2,545,143	3,018,179

Loans held for sale	$47,596	29,765

Loans held for sale as of September 30, 2011 consisted of $20.6 million of residential loans, $26.5 million of commercial real estate loans and $0.5 million of residential loans originated for sale. Loans held for sale as of December 31, 2010 consisted of $27.9 million of commercial real estate loans transferred from held-for-investment to held-for-sale classification during 2010 and $1.8 million of residential loans originated for sale. The Company transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future. The Company recognized gains of $22,000 and $6,000 on the sale of loans held for sale for the three and nine months ended September 30, 2011, respectively, compared to $28,000 and $169,000 of gains on the sale of loans held for sale during the three and nine months ended September 30, 2010, respectively.

BankAtlantic Bancorp, Inc. and Subsidiaries

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable and loans held for sale was (in thousands):

Loan Class	September 30, 2011	December 31, 2010
Commercial non-real estate	$18,250	17,659
Commercial real estate:
Residential	73,231	95,482
Land	15,345	27,260
Owner occupied	4,300	4,870
Other	106,247	128,658
Small business:
Real estate	10,266	8,928
Non-real estate	1,442	1,951
Consumer	14,202	14,120
Residential:
Residential-interest only	38,044	38,900
Residential-amortizing	43,243	47,639

Total	$324,570	385,467

An age analysis of the past due recorded investment in loans receivable and loans held for sale as of September 30, 2011 and December 31, 2010 was as follows (in thousands):

September 30, 2011	31-59 Days Past Due	60-89 Days Past Due	90 Days or More (1)	Total Past Due	Current	Total Loans Receivable
Commercial non-real estate	$1,048	424	16,686	18,158	96,804	114,962
Commercial real estate:
Residential	—	—	43,625	43,625	70,525	114,150
Land	—	—	13,358	13,358	21,410	34,768
Owner occupied	973	—	4,162	5,135	84,386	89,521
Other	—	—	41,119	41,119	463,588	504,707
Small business:
Real estate	2,174	878	8,585	11,637	176,446	188,083
Non-real estate	76	173	90	339	93,682	94,021
Consumer	5,378	4,262	14,203	23,843	551,141	574,984
Residential:
Residential-interest only	4,253	3,742	32,488	40,483	371,441	411,924
Residential-amortizing	3,984	5,393	43,711	53,088	543,250	596,338

Total	$17,886	14,872	218,027	250,785	2,472,673	2,723,458

BankAtlantic Bancorp, Inc. and Subsidiaries

December 31, 2010	31-59 Days Past Due	60-89 Days Past Due	90 Days or More (1)	Total Past Due	Current	Total Loans Receivable
Commercial non-real estate	$—	—	13,498	13,498	122,090	135,588
Commercial real estate:
Residential	4,700	—	53,791	58,491	84,325	142,816
Land	—	—	23,803	23,803	34,237	58,040
Owner occupied	—	—	3,862	3,862	107,235	111,097
Other	—	6,043	54,940	60,983	551,472	612,455
Small business:
Real estate	1,530	2,059	6,670	10,259	193,220	203,479
Non-real estate	—	67	25	92	99,098	99,190
Consumer	6,396	6,009	14,120	26,525	596,862	623,387
Residential:
Interest only	4,907	6,164	38,900	49,971	500,275	550,246
Amortizing	6,091	5,926	47,487	59,504	614,281	673,785

Total	$23,624	26,268	257,096	306,988	2,903,095	3,210,083

(1)	The Company had a $2.5 million commercial non-real estate loan greater than 90 days past due and accruing interest as of September 30, 2011. The Company had no loans greater than 90 days past due and accruing interest as of December 31, 2010.

The activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011 was as follows (in thousands):

	Commercial Non-Real Estate	Commercial Real Estate	Small Business	Consumer	Residential	Total

Allowance for Loan Losses:
Beginning balance	$11,017	68,054	9,853	24,999	23,720	137,643
Charge-offs:	(7,563)	(5,787)	(2,321)	(6,555)	(3,489)	(25,715)
Recoveries:	1	21	316	644	543	1,525
Provision:	7,770	6,122	109	3,858	42	17,901
Transfer to held for sale:	—	(635)	—	—	—	(635)

Ending balance	$11,225	67,775	7,957	22,946	20,816	130,719

Ending balance individually evaluated for impairment	$9,791	49,380	821	1,519	5,661	67,172
Ending balance collectively evaluated for impairment	1,434	18,395	7,136	21,427	15,155	63,547

Total	$11,225	67,775	7,957	22,946	20,816	130,719

Loans receivables:
Ending balance individually evaluated for impairment	$20,989	280,082	18,956	27,167	64,390	411,584
Ending balance collectively evaluated for impairment	$93,973	434,168	263,148	547,818	922,776	2,261,883

Total	$114,962	714,250	282,104	574,985	987,166	2,673,467

Purchases of loans	$—	—	—	—	—	—

Proceeds from loan sales	$—	—	—		2,823	2,823

Transfer to held for sale	$—	6,242	—	—	—	6,242

BankAtlantic Bancorp, Inc. and Subsidiaries

The activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011 was as follows (in thousands):

	Commercial Non-Real Estate	Commercial Real Estate	Small Business	Consumer	Residential	Total

Allowance for Loan Losses:
Beginning balance	$10,786	83,859	11,514	32,043	23,937	162,139
Charge-offs:	(8,151)	(31,939)	(6,942)	(20,748)	(17,267)	(85,047)
Recoveries:	849	814	829	1,544	1,109	5,145
Provision:	7,741	17,291	2,556	10,107	18,727	56,422
Transfer to held for sale:	—	(2,250)	—	—	(5,690)	(7,940)

Ending balance	$11,225	67,775	7,957	22,946	20,816	130,719

Purchases of loans	$—	—	—	—	13,680	13,680

Proceeds from loan sales	$—	27,793	—	—	15,546	43,339

Transfer to held for sale	$—	37,136	—	—	25,072	62,208

Activity in the allowance for loan losses for the three and nine months ended September 30, 2010 was as follows (in thousands):

	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
Balance, beginning of period	$187,862	187,218

Loans charged-off	(27,309)	(107,899)
Recoveries of loans previously charged-off	984	2,910

Net charge-offs	(26,325)	(104,989)
Provision for loan losses	24,410	103,718

Balance, end of period	$185,947	185,947

Impaired Loans — Loans are considered impaired when, based on current information and events, the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement. Impairment is evaluated based on past due status for consumer and residential loans. Impairment is evaluated as part of the Company’s on-going credit monitoring process for commercial and small business loans which results in the evaluation for impairment of all criticized loans. Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business. If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or at the fair value of collateral less cost to sell if the loan is collateral dependent. BankAtlantic generally measures loans for impairment using the fair value of collateral less cost to sell method. Interest payments on impaired loans for all loan classes are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Impaired loans held for sale are measured for impairment based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure and sale.

BankAtlantic Bancorp, Inc. and Subsidiaries

Impaired loans as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	As of September 30, 2011			As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance

With an allowance recorded:
Commercial non-real estate	$16,858	16,858	9,791	16,809	16,809	9,850
Commercial real estate:
Residential	72,235	91,117	23,789	81,731	87,739	21,298
Land	4,430	4,430	1,599	15,209	15,209	8,156
Owner occupied	—	—	—	1,695	1,695	335
Other	101,646	102,148	23,992	95,693	96,873	33,197
Small business:
Real estate	6,855	6,855	93	2,602	2,602	1,733
Non-real estate	1,354	1,354	728	1,779	1,779	1,203
Consumer	17,513	18,866	1,519	3,729	5,029	1,791
Residential:
Residential-interest only	13,787	17,748	2,594	31,805	39,451	6,741
Residential-amortizing	16,269	20,463	3,067	24,619	28,712	5,293

Total with allowance recorded	$250,947	279,839	67,172	275,671	295,898	89,597

With no related allowance recorded:
Commercial non-real estate	$5,079	5,667	—	1,497	1,497	—
Commercial real estate:
Residential	24,688	65,850	—	44,835	116,092	—
Land	10,915	31,841	—	14,039	43,846	—
Owner occupied	5,738	6,728	—	3,922	3,922	—
Other	81,008	112,960	—	81,370	97,203	—
Small business:
Real estate	10,265	11,845	—	15,727	16,499	—
Non-real estate	480	778	—	172	197	—
Consumer	9,655	12,513	—	23,029	27,146	—
Residential:
Residential-interest only	19,582	32,428	—	7,427	10,078	—
Residential-amortizing	34,196	44,848	—	25,664	31,797	—

Total with no allowance recorded	$201,606	325,458	—	217,682	348,277	—

Commercial non-real estate	$21,937	22,525	9,791	18,306	18,306	9,850
Commercial real estate	300,660	415,074	49,380	338,494	462,579	62,986
Small business	18,954	20,832	821	20,280	21,077	2,936
Consumer	27,168	31,379	1,519	26,758	32,175	1,791
Residential	83,834	115,487	5,661	89,515	110,038	12,034

Total	$452,553	605,297	67,172	493,353	644,175	89,597

BankAtlantic Bancorp, Inc. and Subsidiaries

Average recorded investment and interest income recognized on impaired loans as of September 30, 2011 were (in thousands):

	For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With an allowance recorded:
Commercial non-real estate	$16,280	35	16,119	220
Commercial real estate:
Residential	80,285	518	84,055	1,432
Land	4,870	—	7,594	—
Owner occupied	945	—	1,938	—
Other	93,735	453	99,475	989
Small business:
Real estate	7,646	—	6,469	—
Non-real estate	1,644	—	1,754	—
Consumer	17,807	—	14,148	—
Residential:
Residential-interest only	12,577	—	18,604	—
Residential-amortizing	15,576	—	17,893	—

Total with allowance recorded	$251,365	1,006	268,049	2,641

With no related allowance recorded:
Commercial non-real estate	$12,823	—	7,517	—
Commercial real estate:
Residential	21,339	87	27,982	387
Land	13,737	—	14,557	—
Owner occupied	5,929	22	4,924	53
Other	81,005	589	80,637	1,700
Small business:
Real estate	9,736	117	11,165	310
Non-real estate	462	11	475	31
Consumer	9,833	106	13,005	319
Residential:
Residential-interest only	21,361	—	17,622	—
Residential-amortizing	34,334	30	31,439	88

Total with no allowance recorded	$210,559	962	209,323	2,888

Commercial non-real estate	$29,103	35	23,636	220
Commercial real estate	301,845	1,669	321,162	4,561
Small business	19,488	128	19,863	341
Consumer	27,640	106	27,153	319
Residential	83,848	30	85,558	88

Total	$461,924	1,968	477,372	5,529

Impaired loans without specific valuation allowances represent loans that were written-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of the cash flows discounted at the loans’ effective interest rate were equal to or greater than the carrying value of the loans, or large groups of smaller-balance homogeneous loans that were collectively measured for impairment.

The Company monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full

BankAtlantic Bancorp, Inc. and Subsidiaries

appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in total impaired loans as of September 30, 2011 was $268.7 million of collateral dependent loans, of which $143.0 million were measured for impairment using current appraisals and $115.2 million were measured by adjusting appraisals greater than six months old, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date. Appraised values with respect to 20 loans which did not have current appraisals were adjusted down by an aggregate amount of $4.8 million to reflect the change in market conditions since the appraisal date.

As of September 30, 2011, impaired loans with specific valuation allowances had been previously written down by $30.9 million and impaired loans without specific valuation allowances had been previously written down by $94.7 million. BankAtlantic had commitments to lend $2.6 million of additional funds on impaired loans as of September 30, 2011.

Credit Quality Information

Management monitors delinquency trends, net charge-off levels of classified loans, impaired loans and general economic conditions nationwide and in Florida in an effort to assess loan credit quality. The Company uses a risk grading matrix to monitor credit quality for commercial and small business loans. Risk grades are assigned to each commercial and small business loan upon origination. The loan officers monitor the risk grades and these risk grades are reviewed periodically by a third party consultant. The Company assigns risk grades on a scale of 1 to 13. A general description of the risk grades is as follows:

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

BankAtlantic Bancorp, Inc. and Subsidiaries

The following table presents risk grades for commercial and small business loans including loans held for sale as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	Commercial Non-Real Estate	Commercial Residential	Commercial Land	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Small Business Real Estate	Small Business Non-real Estate
Grade:
Grades 1 to 7	$67,938	16,107	19,423	82,967	236,784	161,946	80,956
Grades 10	10,569	1,334	—	—	89,535	2,910	4,438
Grades 11	36,455	96,709	15,345	6,554	178,388	23,227	8,627

Total (1)	$114,962	114,150	34,768	89,521	504,707	188,083	94,021

December 31, 2010	Commercial Non-Real Estate	Commercial Residential	Commercial Land	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Small Business Real Estate	Small Business Non-real Estate
Grade:
Grades 1 to 7	$81,789	16,250	27,387	101,855	314,402	169,979	84,584
Grades 10	12,827	7,572	956	704	119,508	3,098	3,665
Grades 11	40,972	118,994	29,697	8,538	178,545	30,402	10,941

Total (1)	$135,588	142,816	58,040	111,097	612,455	203,479	99,190

(1)	There were no loans risk graded 12 or 13 as of September 30, 2011 or December 31, 2010.

The Company monitors the credit quality of residential loans through loan-to-value ratios of the underlying collateral. Elevated loan-to-value ratios indicate the likelihood of increased credit losses upon default which results in higher loan portfolio credit risk.

The loan-to-value ratios of the Company’s residential loans were as follows (in thousands):

	As of September 30, 2011 (1)		As Corrected (3) As of December 31, 2010
Loan-to-value ratios	Residential Interest Only	Residential Amortizing	Residential Interest Only	Residential Amortizing
Ratios not available (2)	$136,460	317,695	59,520	185,610
=<60%	22,307	77,146	47,605	145,075
60.1% - 70%	11,409	32,246	33,005	49,732
70.1% - 80%	26,970	32,947	37,808	48,586
80.1% - 90%	28,799	27,889	47,574	47,039
>90.1%	185,827	109,395	324,734	197,743

Total	$411,772	597,318	550,246	673,785

(1)	Current loan-to-value ratios (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 based on automated valuation models.
(2)	Ratios not available consisted of property addresses not in the automated valuation database, and $77.3 million and $78.0 million as of September 30, 2011 and December 31, 2010, respectively, of loans originated under the community reinvestment act program that are not monitored based on loan-to-value.
(3)	The principal amounts of the Company’s residential loans set forth in the table in Note 6 to the Company’s financial statements in the Company’s Form 10-K for the year ended December 31, 2010 were incorrectly identified as reflecting loan-to-value ratios obtained as of the first quarter of 2010 when in fact the amounts instead reflected loan-to-value ratios as of the date of loan origination. The above table labeled “As Corrected” reflects loan-to-value ratios as of December 31, 2010 based on first quarter of 2010 valuations.

BankAtlantic Bancorp, Inc. and Subsidiaries

The Company monitors the credit quality of its portfolio of consumer loans secured by real estate utilizing loan–to- value ratios at origination. The Company’s experience indicates that default rates are significantly lower with loans that have lower loan-to-value ratios at origination.

The loan-to-value ratios at loan origination of the Company’s consumer loans secured by real estate were as follows (in thousands):

	Consumer Home Equity
Loan-to-value ratios	September 30, 2011	December 31, 2010
<70%	$342,109	363,653
70.1% - 80%	99,701	106,180
80.1% - 90%	64,469	72,529
90.1% -100%	41,815	48,537
>100%	11,963	13,329

Total	$560,057	604,228

The Company monitors the credit quality of its consumer non-real estate loans based on loan delinquencies.

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, extending loan maturities, deferring loan payment until the loan maturity date and other actions intended to minimize potential losses. The majority of concessions for consumer loans were changing monthly payments from interest and principal payments to interest only payments as well as deferring monthly loan payments until the loan maturity date. Commercial real estate and non-real estate loan concessions were primarily below market interest rates based on the risk profile of the loan and extensions of maturity dates. Residential and small business loan concessions were offered mainly reduction of monthly payments by extending the amortization period and/or deferring monthly payments.

There was no financial effects of consumer and residential troubled debt restructured loans as the affected loans were generally on non-accrual status and measured for impairment before the restructuring. The financial effects of commercial and small business troubled debt restructured loans was the establishment of specific valuation allowances, if any, from the general allowance for those loans that were not already put on nonaccrual status. There was an impact to the allowance for loan losses as a result of the concessions made, which generally results in the expectation of lower future cash flows.

Effective July 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-02, and reassessed all loan modifications effected since January 1, 2011 for identification of troubled debt restructurings under the new guidance. No additional loans were identified as troubled debt restructurings during the nine months ended September 30, 2011 based on the reassessment.

BankAtlantic Bancorp, Inc. and Subsidiaries

Troubled debt restructurings during the three and nine months ended September 30, 2011 were as follows (dollars in thousands):

	For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2011
	Number	Recorded Investment	Number	Recorded Investment
Troubled Debt Restructurings
Commercial non-real estate	3	$2,771	6	$4,982
Commercial real estate:
Residential	2	11,822	8	32,565
Land	—	—	—	—
Owner occupied	—	—	1	692
Other	2	1,462	9	52,460
Small business:
Real estate	4	1,314	4	1,314
Non-real estate	—	—	—	—
Consumer	2	111	6	571
Residential:
Residential-interest only	—	—	1	547
Residential-amortizing	7	1,626	19	3,321

Total Troubled Debt Restructured	20	$19,106	54	$96,452

The following table represents the recorded investment of loans that were modified in troubled debt restructurings during the preceding 12 month period and experienced a payment default during the three or nine months ended September 30, 2011 (dollars in thousands).

	For the Three Months Ended September 30, 2011		For the Nine Months Ended September 30, 2011
	Number	Recorded Investment (1)	Number	Recorded Investment (2)
Troubled Debt Restructurings which have subsequently defaulted:
Commercial non-real estate	—	$—	—	$—
Commercial real estate:
Residential	—	—	2	6,869
Land	—	—	1	3,458
Owner occupied	—	—	3	1,473
Other	—	—	1	6,102
Small business:
Real estate	1	598	2	754
Non-real estate	—	—	—	—
Consumer	2	227	11	1,004
Residential:
Residential-interest only	—	—	1	547
Residential-amortizing	1	64	6	1,135

Total Troubled Debt Restructured	4	$889	27	$21,342

(1)	For the three months ended September 30, 2011, the table represents defaults on loans that were first modified between July 1, 2010 and September 30, 2011.
(2)	For the nine months ended September 30, 2011, the table represents defaults on loans that were first modified between January 1, 2010 and September 30, 2011.

BankAtlantic considers a troubled debt restructured loan to have subsequently defaulted when it becomes 31 days past due after the date the loan was restructured.

BankAtlantic Bancorp, Inc. and Subsidiaries

7. Tampa Branch Sale

In August 2010, BankAtlantic announced that it had decided to focus on its core markets in South Florida and BankAtlantic began seeking a buyer for its 19 branches located in the Tampa, Florida area. In January 2011, BankAtlantic agreed to sell its 19 branches and 2 related facilities in the Tampa area and the associated deposits to an unrelated financial institution and on June 3, 2011, BankAtlantic completed the Tampa branch sale. The purchasing financial institution paid a 10% premium for the deposits plus the net book value of the acquired real estate and substantially all of the fixed assets associated with the branches and facilities.

The following summarizes the assets sold, liabilities transferred and cash outflows associated with the branches and facilities sold (in thousands):

Amount
Assets Sold:
Property and equipment	$28,626

Total assets sold	28,626

Liabilities Transferred:
Deposits	324,320
Other liabilities	183

Total liabilities transferred	324,503

Net liabilities transferred	(295,877)
Gain on sale of Tampa branches	40,615
Transaction costs	(1,993)

Net cash outflows from sale of branches	$(257,255)

The assets and liabilities associated with the Tampa branches as of December 31, 2010 were as follows (in thousands):

ASSETS
Cash and cash equivalents	$5,850
Office properties and equipment	31,484

Total assets held for sale	$37,334

LIABILITIES
Interest bearing deposits	$255,630
Non-interest bearing deposits	85,516

Total deposits	341,146
Accrued interest payable	87

Total liabilities held for sale	$341,233

8. Share-based Compensation and Common Stock

Share-based Compensation

In February 2010, the Board of Directors granted to employees 320,000 restricted Class A Common Stock awards (“RSAs”) under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. The Board of Directors also granted 15,000 RSAs to employees of BFC Financial Corporation (“BFC”) that perform services for the Company. The RSAs vest pro-rata over four years and had a fair value of $6.20 per share at the grant date.

BankAtlantic Bancorp, Inc. and Subsidiaries

The following is a summary of the Company’s non-vested RSAs activity:

	Class A Non-vested Restricted Stock	Weighted Average Grant date Fair Value
Outstanding at December 31, 2009	3,960	$210.55
Vested	(1,980)	95.55
Forfeited	(14,000)	6.20
Granted	335,000	6.20

Outstanding at September 30, 2010	322,980	$8.15

Outstanding at December 31, 2010	313,780	$7.40
Vested	(87,130)	8.68
Forfeited	(14,000)	6.20
Granted	—	—

Outstanding at September 30, 2011	212,650	$6.94

Common Stock

On May 2, 2011, the Company announced its intention to pursue a rights offering for up to $30 million of Class A Common Stock. Under the terms of the rights offering, holders of the Company’s Class A Common Stock and Class B Common Stock as of May 12, 2011 had the right to purchase a pro-rata number of shares of Class A Common Stock at a subscription price of $3.75 per share. The Company completed the rights offering on June 16, 2011 and issued 3,025,905 shares of its Class A Common Stock to existing shareholders. The Company used the net proceeds of $11.0 million to fund part of its $20 million capital contribution to BankAtlantic in June 2011.

On October 14, 2011, the Company completed a one-for-five reverse stock split. Where appropriate, amounts throughout this document have been adjusted to reflect this reverse stock split.

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

During the second quarter of 2010, BankAtlantic and the Parent Company entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. BFC is compensated $12,500 per month by each of BankAtlantic and the Parent Company and, if BFC’s efforts result in net recoveries of any non-performing loan or the sale of real estate owned, it will receive a fee equal to 1% of the net value recovered. During the three and nine months ended September 30, 2011, the Company incurred $0.1 million and $0.4 million, respectively, of real estate advisory service fees under this agreement.

BankAtlantic Bancorp, Inc. and Subsidiaries

The table below shows the effect of service arrangements with related parties on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2011	2010	2011	2010
Non-interest income:	$103	140	312	428
Non-interest expense:
Employee compensation and benefits	(10)	(18)	(42)	(64)
Other - back-office support	(426)	(635)	(1,398)	(1,801)

Net effect of affiliate transactions before income taxes	$(333)	(513)	(1,128)	(1,437)

The Company, in prior periods, issued options to acquire shares of the Company’s Class A Common Stock to employees of BFC. Additionally, employees of the Company have transferred to affiliated companies and the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees. The Company also issues options and restricted stock awards to BFC employees that perform services for the Company. During the year ended December 31, 2010, the Company granted 15,000 restricted Class A Common Stock awards to BFC employees that perform services for the Company. These stock awards vest pro-rata over a four year period. The Company recorded $10,000, and $42,000 of expenses relating to all options and restricted stock awards held by employees of affiliated companies for the three and nine months ended September 30, 2011, compared to expenses of $18,000 and $64,000 during the three and nine months ended September 30, 2010, respectively.

Options and non-vested restricted stock outstanding to BFC employees consisted of the following as of September 30, 2011:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	6,999	$311.03
Non-vested restricted stock	11,250	—

BFC had deposits at BankAtlantic totaling $0.4 million and $1.8 million as of September 30, 2011 and December 31, 2010, respectively. The Company recognized nominal interest expense in connection with the above deposits. These deposits were on the same general terms as offered to unaffiliated third parties.

BankAtlantic Bancorp, Inc. and Subsidiaries

10. Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, types of customers, distribution systems and regulatory environments. The information provided for Segment Reporting is based on internal reports utilized by management. Results of operations are reported through two reportable segments: BankAtlantic and the Parent Company. BankAtlantic activities consist of the banking operations of BankAtlantic and the Parent Company activities consist of equity and debt financings, capital management and acquisition related expenses. Additionally, effective March 31, 2008, a wholly-owned subsidiary of the Parent Company purchased non-performing loans from BankAtlantic. As a consequence, the Parent Company’s activities also include the management of non-performing loans and the operating results of the asset work-out subsidiary.

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

BankAtlantic Bancorp, Inc. and Subsidiaries

The table below is segment information for segment net income from continuing operations for the three and nine ended months September 30, 2011 and 2010 (in thousands):

For the Three Months Ended:	BankAtlantic	Parent Company	Adjusting and Elimination Entries	Segment Total
September 30, 2011:
Interest income	$33,535	47	—	33,582
Interest expense	(3,403)	(3,898)	—	(7,301)
(Provision) for loan losses	(17,754)	(147)	—	(17,901)
Non-interest income	25,343	809	(315)	25,837
Non-interest expense	(45,916)	(532)	315	(46,133)

Segments loss before income taxes	(8,195)	(3,721)	—	(11,916)
Benefit for income tax	(122)	—	—	(122)

Segment net loss	$(8,073)	(3,721)	—	(11,794)

Total assets	$3,707,048	341,423	(307,817)	3,740,654

For the Three Months Ended:	BankAtlantic	Parent Company	Adjusting and Elimination Entries	Segment Total
September 30, 2010:
Interest income	$44,331	80	(4)	44,407
Interest expense	(5,230)	(3,872)	4	(9,098)
(Provision) for loan losses	(23,012)	(1,398)	—	(24,410)
Non-interest income	27,035	576	(250)	27,361
Non-interest expense	(60,756)	(2,901)	250	(63,407)

Segments loss before income taxes	(17,632)	(7,515)	—	(25,147)
Provision for income tax	(37)	—	—	(37)

Segment net loss	$(17,669)	(7,515)	—	(25,184)

Total assets	$4,485,476	384,778	(342,518)	4,527,736

BankAtlantic Bancorp, Inc. and Subsidiaries

For the Nine Months Ended	BankAtlantic	Parent Company	Adjusting and Elimination Entries	Segment Total
September 30, 2011:
Interest income	$110,177	196	(6)	110,367
Interest expense	(12,363)	(11,536)	6	(23,893)
(Provision) for loan losses	(55,780)	(642)	—	(56,422)
Non-interest income	108,330	648	(924)	108,054
Non-interest expense	(143,961)	(6,470)	924	(149,507)

Segments income (loss) before income taxes	6,403	(17,804)	—	(11,401)
Benefit for income tax	121	—	—	121

Segment net income (loss)	$6,524	(17,804)	—	(11,280)

For the Nine Months Ended	BankAtlantic	Parent Company	Adjusting and Elimination Entries	Segment Total
September 30, 2010:
Interest income	$135,317	239	(12)	135,544
Interest expense	(19,749)	(11,095)	12	(30,832)
(Provision) for loan losses	(98,680)	(5,038)	—	(103,718)
Non-interest income	81,563	1,545	(760)	82,348
Non-interest expense	(172,992)	(7,938)	760	(180,170)

Segments loss before income taxes	(74,541)	(22,287)	—	(96,828)
Provision for income tax	(127)	—	—	(127)

Segment net loss	$(74,668)	(22,287)	—	(96,955)

BankAtlantic Bancorp, Inc. and Subsidiaries

11. Commitments and Contingencies

Financial instruments with off-balance sheet risk were (in thousands):

	September 30,	December 31,
	2011	2010
Commitments to sell fixed rate residential loans	$6,298	14,408
Commitments to originate loans held for sale	5,783	12,571
Commitments to originate loans held to maturity	17,655	10,693
Commitments to purchase residential loans	—	2,590
Commitments to extend credit, including the undisbursed portion of loans in process	335,757	357,730
Standby letters of credit	6,613	9,804
Commercial lines of credit	68,361	77,144

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $5.7 million at September 30, 2011. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $0.9 million at September 30, 2011. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments. Included in other liabilities at September 30, 2011 and December 31, 2010 were $34,000 of unearned guarantee fees. There were no obligations associated with these guarantees recorded in the financial statements.

The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.

Reserves are accrued in matters for which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company accrued $3.4 million related to these matters as of September 30, 2011. The $3.4 million accrual includes a $2.7 million settlement in October 2011 of a matter related to our tax certificate operations. The actual costs of resolving pending legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable. Management currently estimates the aggregate range of reasonably possible losses as $0.8 million to $3.6 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Therefore, those matters for which a reasonable estimate is not possible are not included within this estimated range and this estimated range does not represent the Company’s maximum loss exposure.

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

In July 2008, the Company, certain officers and Directors were named in a lawsuit which alleged that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to the Company’s Commercial Real Estate Loan Portfolio. The Complaint further alleged that the Company’s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and sought damages on behalf of the Company. In July 2011, the case was dismissed and the parties exchanged mutual releases and neither the individual defendants nor the Company made any monetary payments in connection with the dismissal.

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

Office of Thrift Supervision Overdraft Processing Examination

As previously disclosed, the Office of Thrift Supervision advised BankAtlantic that it had determined that BankAtlantic had engaged in deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act relating to certain of BankAtlantic’s deposit-related products. On June 2, 2011, the OTS concluded that BankAtlantic engaged in certain deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act and OTS regulations and requested that BankAtlantic submit a restitution plan for OTS’s consideration. The OTS also advised BankAtlantic that BankAtlantic could be subject to civil money penalties. BankAtlantic believes it has complied with all applicable laws and OTS guidelines and on July 5, 2011, BankAtlantic filed an appeal of the OTS positions. That appeal is now before the OCC which will review the issues under its processes and guidelines.

Securities and Exchange Commission Investigation

The Company has received a notice of investigation from the Securities and Exchange Commission (“SEC”) Miami Regional Office and subpoenas for information. The subpoenas requested a broad range of documents relating to, among other matters, recent and pending litigation to which the Company is or was a party, certain of the Company’s non-performing, non-accrual and charged-off loans, the Company’s cost saving measures, loan classifications, BankAtlantic Bancorp’s asset workout subsidiary, and the Orders with the OTS entered into by the Parent Company and BankAtlantic. Various current and former employees also received subpoenas for documents and testimony.

The Miami regional office staff of the SEC has indicated that it is recommending that the SEC bring a civil action against the Company alleging that the Company violated certain provisions of federal securities laws, including Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5 there under. The Company has also been informed that its chief executive officer received a similar communication. In communications between the Company’s counsel and the Miami regional office staff, the Company has learned that the basis for the recommended actions included many of the same arguments brought in the private class action securities litigation concluded at the district court level in favor of the Company and the individual defendants. In addition, the Miami regional office staff raised issues relating to the classification and valuation of certain loans included in the Company’s financial information for the last quarter of 2007 and

BankAtlantic Bancorp, Inc. and Subsidiaries

in its annual report on Form 10-K for the 2007 fiscal year. The Company and its CEO responded to the issues raised by the Miami regional office staff in June 2011. If litigation is brought, the SEC may seek remedies including an injunction against future violations of federal securities laws, civil money penalties and an officer and director bar. The Company believes that it has fulfilled all of its obligations under securities laws and, if such actions are brought by the SEC against the Company and/or any of its officers, such actions will be vigorously defended.

Concentration of Credit Risk

BankAtlantic has a high concentration of its consumer home equity and commercial loans in the State of Florida. Real estate values and general economic conditions have significantly deteriorated since the origination dates of these loans. If market conditions in Florida do not improve or deteriorate further, BankAtlantic may be exposed to significant additional credit losses in these loan portfolios.

BankAtlantic also purchases residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of the decline in real estate values in residential housing markets. Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans results in possible increases in a borrower’s loan payments when the contractually required repayments change due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. At September 30, 2011, BankAtlantic’s residential loan portfolio included $411.9 million of interest-only loans, which represents 44.3% of the residential loan portfolio. Interest-only residential loans scheduled to become fully amortizing during the three months ended December 31, 2011 and during the year ended December 31, 2012 total $15.8 million and $38.7 million, respectively. If market conditions in the areas where the collateral for our residential loans is located do not improve or deteriorate further, or the borrowers are not in a position to make any increased payments due under the terms of their loans, BankAtlantic may be exposed to additional losses in this portfolio.

BankAtlantic Bancorp, Inc. and Subsidiaries

12. Earnings per Share

The following table reconciles the numerators and denominators of the basic and diluted earnings per share computation for the three and nine months ended September 30, 2011 and 2010 (in thousands, except share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Basic loss per share:
Numerator:
Net loss	$(11,794)	(25,184)	(11,280)	(96,955)
Less: net loss (income) attributable to non-controlling interest	254	(225)	(331)	(672)

Net loss attributable to BankAtlantic Bancorp, Inc.	$(11,540)	(25,409)	(11,611)	(97,627)

Denominator:
Basic weighted average number of common shares outstanding	15,626,874	12,156,703	13,754,966	10,712,964

Basic loss per share	$(0.74)	(2.09)	(0.84)	(9.11)

Diluted loss per share
Numerator:
Net loss	$(11,794)	(25,184)	(11,280)	(96,955)
Less: net loss (income) attributable to non-controlling interest	254	(225)	(331)	(672)

Net loss attributable to BankAtlantic Bancorp, Inc.	$(11,540)	(25,409)	(11,611)	(97,627)

Denominator:
Basic weighted average number of common shares outstanding	15,626,874	12,156,703	13,754,966	10,712,964

Diluted income loss per share	$(0.74)	(2.09)	(0.84)	(9.11)

During the three and nine months ended September 30, 2011 and 2010, 93,101 and 142,753, respectively, of options to acquire shares of Class A Common Stock were anti-dilutive. Restricted non-vested Class A Common Stock outstanding of 212,650 and 322,980 were anti-dilutive for the three and nine months ended September 30, 2011, and 2010, respectively.

13. Subsequent Event

On November 1, 2011, the Company entered into a definitive agreement to sell its wholly owned subsidiary, BankAtlantic, to BB&T Corporation (“BB&T”). In acquiring BankAtlantic, based on September 30, 2011 balances, BB&T will acquire approximately $2.1 billion in loans and assume approximately $3.3 billion in deposits. The deposit premium, estimated to be $301 million based on the September 30, 2011 balances, represents 9.05% of total deposits and 10.32% of non-CD deposits at September 30, 2011. The deposit premium will be increased or decreased based upon the average daily closing balance of non-CD deposits during a specified pre-closing period provided that the deposit premium will not exceed $315.9 million.

BankAtlantic Bancorp, Inc. and Subsidiaries

As part of the transaction, BankAtlantic will distribute to the Company specifically identified assets, including certain performing and non-performing loans and tax certificates, real estate owned, and related reserves as well as previously written off assets which in the aggregate was recorded on the balance sheet of BankAtlantic at approximately $623.6 million as of September 30, 2011. At September 30, 2011, the assets to be distributed included approximately $271.3 million of performing loans, $315.2 million of non-performing loans, of which $96.5 million were paying as agreed, $18.7 million in tax certificates, all rights to BankAtlantic’s judgments, previously written off assets and claims, $83.4 million of real estate owned, and reserves related to these assets totaling $81.9 million. At the closing of the transaction, the sum of the deposit premium and the net asset value of BankAtlantic as calculated pursuant to the terms of the agreement as of the closing after giving effect to the distribution of the assets described above will be paid in cash. If the sum is a positive number it will be paid by BB&T to the Company, and if the sum is a negative number it will be paid by the Company to BB&T. The agreement also requires that the Company pay all accrued deferred interest to its Trust Preferred Securities holders at the next scheduled payment date subsequent to closing. Closing of the transaction is subject to receipt of required regulatory approvals and other customary closing conditions.

14. Goodwill

Goodwill of $13.1 million included on the Company’s statement of financial condition as of September 30, 2011 and December 31, 2010 associated with BankAtlantic’s capital services reporting unit was tested for potential impairment on September 30, 2011 (our annual testing date) and was determined not to be impaired. As of September 30, 2011, BankAtlantic’s capital services reporting unit’s implied goodwill was $43.2 million which exceeded the capital services goodwill by $30.1 million. If market conditions do not improve or deteriorate further, BankAtlantic may incur goodwill impairment charges in future periods.

15. New Accounting Pronouncements

Update Number 2011-08 – Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This accounting standard update allows entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this option, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. This accounting standard update is effective for annual and interim goodwill impairment tests performed beginning January 1, 2012. The Company believes that this update will not have a material impact on our financial statements.

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

Update Number 2011-4 – Fair Value Measurement (Topic 820). Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This guidance clarifies the FASB’s intent regarding the highest and best use valuation premise and also provides guidance on measuring the fair value of an instrument classified in shareholders’ equity, the treatment of premiums and discounts in fair value measurements and measuring fair value of financial instruments that are managed within a portfolio. This standard also expands the disclosure requirements related to fair value measurements, including a requirement to disclose valuation processes and sensitivity of the fair value measurements to changes in unobservable inputs for fair value measurements categorized within Level 3 of the fair value hierarchy and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value measurement is required to be disclosed. The effective date of this update is for the first interim period beginning after December 15, 2011, and early application is not permitted. The Company is evaluating the impact of the adoption of this standard.

On July 1, 2011, the Company implemented Update Number 2011-02 – Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”). This update to Receivables (Topic

BankAtlantic Bancorp, Inc. and Subsidiaries

310) provides guidance for a creditor’s evaluation of whether a loan modification constitutes a TDR. A modification of debt constitutes a TDR when the creditor, for economic reasons related to the debtor’s financial difficulties, grants a concession to the borrower. This update provides guidance on determining whether a debtor is having financial difficulties and whether a creditor has granted a concession. The implementation of this new accounting guidance did not have a material effect on the Company’s financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and nine months ended September 30, 2011. The principal assets of BankAtlantic Bancorp consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”).

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and include words or phrases such as “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to have been correct. Actual results could differ materially as a result of a variety of risks and uncertainties, many of which are outside of the control of management. These risks and uncertainties include, but are not limited to the impact of economic, competitive and other factors affecting the Company and its operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, continued decreases in real estate values, and increased unemployment or sustained high unemployment rates on our business generally, BankAtlantic’s regulatory capital ratios, the ability of our borrowers to service their obligations and of our customers to maintain account balances and the value of collateral securing our loans; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact of the economy and real estate market values on the credit quality of our loans (including those held in the asset workout subsidiary of the Company); the risk that loan losses have not peaked and risks of additional charge-offs, impairments and required increases in our allowance for loan losses; the impact of regulatory proceedings and litigation including but not limited to proceedings and litigation relating to overdraft fees; risks associated with maintaining compliance with the Cease and Desist Orders entered into by the Company and BankAtlantic, including risks that BankAtlantic will not maintain required capital levels, that compliance will adversely impact operations, and that failing to comply with regulatory mandates will result in the imposition of additional regulatory requirements and/or fines; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities and our ability to raise capital; and the risks associated with the impact of periodic valuation testing of goodwill, deferred tax assets and other assets. Past performance and perceived trends may not be indicative of future results. In addition, this document contains forward looking statements relating to an agreement between the Company and BB&T Corporation to sell BankAtlantic, which are subject to risks and uncertainties including, but not limited to the risk that a transaction between BB&T and BankAtlantic Bancorp may not be completed on a timely basis, on anticipated terms, or at all; BankAtlantic Bancorp’s and/or BankAtlantic’s business or net asset values may be negatively affected by the pendency of the proposed transaction or otherwise; that regulatory approvals may not be received; that the transaction may not be as advantageous to BankAtlantic Bancorp as expected. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and the Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011. The Company cautions that the foregoing factors are not exclusive.

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

BankAtlantic Bancorp, Inc. and Subsidiaries

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

Consolidated Results of Operations

Loss from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended September 30,
	2011	2010	Change
BankAtlantic	$(8,073)	(17,669)	9,596
Parent Company	(3,721)	(7,515)	3,794

Loss from continuing operations	$(11,794)	(25,184)	13,390

For the Three Months Ended September 30, 2011 Compared to the Same 2010 Period:

BankAtlantic’s improved performance during the 2011 third quarter compared to the same 2010 quarter primarily was the result of a decrease in the provision for loan losses and lower operating expenses partially offset by a decline in net interest income and non-interest income.

The decrease in the provision for loan losses primarily reflects a slowing in the amount of loans migrating to a delinquency or non-accrual status compared to prior periods. The decrease in the provision for loan losses resulted in a reduction in the allowance for loan losses. Loans delinquent 31 to 89 days declined from $47.2 million as of September 30, 2010 to $30.5 million at September 30, 2011.

The decrease in non-interest expenses reflects lower compensation and occupancy expenses associated with the consolidation of back-office facilities, workforce reductions, normal attrition and elimination of expenses associated with BankAtlantic’s Tampa operations as a result of the completion of the Tampa branch sale on June 3, 2011. Additionally, BankAtlantic recognized $2.0 million of real estate owned sale gains during the 2011 quarter compared to $0.4 million of gains during the same 2010 quarter. The $2.0 million of real estate owned sale gains in the 2011 quarter included the sale of a commercial property for a $1.6 million gain. Also, asset impairments were lower during the 2011 quarter compared to the same 2010 period. BankAtlantic recognized during the 2010 quarter $4.5 million of impairments on assets transferred to held-for-sale in connection with the decision to pursue the sale of the Tampa branches, $2.0 million of employee severance associated with a July 2010 workforce reduction, $0.4 million of impairments on REO and a $1.1 million increase in lease termination liability compared to $3.0 million in REO impairments during the 2011 quarter. The improvement in non-interest expenses for the 2011 quarter compared to the same 2010 period was partially offset by an increase in professional fees associated with legal fees related to tax certificate litigation which was settled during September 2011 for $2.7 million.

The lower net interest income resulted primarily from a significant reduction in earning assets and an increasing proportion of investments in cash at the Federal Reserve Bank. BankAtlantic reduced its asset balances in order to improve liquidity and regulatory capital ratios.

The decrease in non-interest income primarily resulted from lower service charges and from foreign currency exchange losses, partially offset by gains on the sales of mortgage-backed securities.

The lower service charges on deposit accounts primarily reflect lower overdraft fees during the period. The decrease in overdraft fee income reflects the decline in the total number of accounts which incurred overdraft fees. We believe that the decline in the number of accounts incurring overdraft fees reflects efforts to attract customers who maintain deposit accounts with higher balances, regulatory and other changes in our overdraft policies, and changes in customer

BankAtlantic Bancorp, Inc. and Subsidiaries

behavior. BankAtlantic revised its overdraft policies during the first quarter of 2011 to, among other things, institute a daily limit on the number of overdraft fees a customer will be charged, eliminate an overdraft fee for transactions that result in a small overdrawn balance at the end of the business day, and lower the amount of overdraft protection provided to a customer. Furthermore, during the third quarter of 2011, BankAtlantic revised its overdraft policy whereby electronic transactions are now processed in chronological order and checks are processed in serial number order instead of in the order of largest to smallest. We anticipate that this trend will continue and that our overdraft fee income will be lower in future periods. Also, services charges from ATM interchange and surcharge income declined for the 2011 quarter compared to the same 2010 periods due to lower volume of transactions primarily associated with the Tampa branch sale.

During the 2011 BankAtlantic recognized $0.8 million of foreign exchange losses associated with foreign currency in ATM machines on-board cruise ships compared to $0.8 million of gains during the same 2010 quarter

The above non-interest income declines were partially offset by $7.0 million of gains from the sale of $82.8 million of mortgage-backed securities. The securities were sold as part of our overall balance sheet management aimed at improving liquidity and BankAtlantic’s regulatory capital ratios.

The decrease in the Parent Company’s loss for the 2011 quarter compared to the same 2010 quarter resulted primarily from a $1.3 million reduction in the provision for loan losses, lower compensation expenses and lower professional fees partially offset by impairments of real estate owned. The reduction in compensation expense related to the elimination of bonuses and the reduction in salaries during 2011. The lower provision resulted from lower charge-offs during the 2011 quarter compared to the same 2010 quarter. The decline in professional fees reflects a $0.9 million litigation recovery in connection with a loan participation dispute and elevated legal fees during 2010 associated with responding to a Securities and Exchange Commission notice of investigation.

For the Nine Months Ended September 30, 2011 Compared to the Same 2010 Period:

	For the Nine Months Ended September 30,
(in thousands)	2011	2010	Change
BankAtlantic	$6,524	(74,668)	81,192
Parent Company	(17,804)	(22,287)	4,483

Loss from continuing operations	$(11,280)	(96,955)	85,675

BankAtlantic’s improved performance during the nine months ended September 30, 2011 compared to the same 2010 period resulted primarily from the sale of 19 Tampa branches and related facilities to PNC Bank for a net gain of $38.6 million, a $42.9 million decline in the provision for loan losses and a $29.0 million decline in operating expenses. The above improvements in BankAtlantic’s results of operations were partially offset by declines in net interest income and service charges on deposit accounts. The changes in the above items were primarily the result of the items discussed above for the three months ended September 30, 2011.

The decrease in the Parent Company’s loss for the nine months ended September 30, 2011 compared to the same 2010 period resulted primarily from the items discussed above for the three months ended September 30, 2011 compared to the same 2010 period partially offset by a $1.5 million impairment of an equity security and $2.7 million increase in impairment of real estate owned associated with updated property valuations.

BankAtlantic Bancorp, Inc. and Subsidiaries

BankAtlantic Results of Operations

Net interest income

	Average Balance Sheet - Yield / Rate Analysis For the Three Months Ended
	September 30, 2011			September 30, 2010
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
(dollars in thousands)
Total loans	$2,791,139	30,267	4.34	$3,485,826	38,299	4.39
Investments	727,578	3,268	1.80	748,289	6,032	3.22

Interest earning assets	3,518,717	33,535	3.81%	4,234,115	44,331	4.19%

Goodwill and core deposit intangibles	13,815			15,028
Other non-interest earning assets	245,795			255,074

Total Assets	$3,778,327			$4,504,217

Deposits:
Savings	$445,273	212	0.19%	$444,981	250	0.22%
NOW	1,206,452	1,096	0.36	1,484,558	1,441	0.39
Money market	420,628	611	0.58	404,406	551	0.54
Certificates of deposit	432,345	1,255	1.15	689,664	2,635	1.52

Total interest bearing deposits	2,504,698	3,174	0.50	3,023,609	4,877	0.64

Short-term borrowed funds	1,036	—	—	36,885	12	0.13
Advances from FHLB	—	—	—	106,685	106	0.39
Long-term debt	22,000	228	4.11	22,000	235	4.24

Total interest bearing liabilities	2,527,734	3,402	0.53	3,189,179	5,230	0.65

Demand deposits	884,386			907,272
Non-interest bearing other liabilities	44,323			56,525

Total liabilities	3,456,443			4,152,976
Stockholder’s equity	321,884			351,241

Total liabilities and stockholder’s equity	$3,778,327			$4,504,217

Net interest income/

Net interest spread		$30,133	3.28%		39,101	3.54%

Margin
Interest income/interest earning assets			3.81%			4.19%
Interest expense/interest earning assets			0.38			0.49

Net interest margin			3.43%			3.70%

For the Three Months Ended September 30, 2011 Compared to the Same 2010 Period:

The decrease in net interest income resulted primarily from a reduction in earning assets, an increase in cash balances invested in lower yielding short-term investments and a reduction in the net interest margin.

The average balance of earning assets declined by $715.4 million for the three months ended September 30, 2011 compared to the same 2010 period. The decline in average earning assets reflects a significant reduction in the origination and purchase of loans, lower agency securities balances as a result of repayments and securities sales, and reduced purchases of tax certificates. BankAtlantic also experienced significant residential loan repayments due to a substantial number of loan refinancings associated with low residential mortgage interest rates during 2010 and for the nine months ended September 30, 2011 as well as normal loan amortization payments. Residential loan average balances declined from $1.36 billion for the three months ended September 30, 2010 to $1.04 billion during the same 2011 quarter. Also, BankAtlantic ceased

BankAtlantic Bancorp, Inc. and Subsidiaries

originating commercial real estate loans contributing to average commercial real estate balances declining from $1.04 billion for the three months ended September 30, 2010 to $751 million for the same 2011 period. BankAtlantic also slowed the origination of consumer loans and average balances of these loans declined from $654 million during the 2010 third quarter to $588 million during the 2011 third quarter.

The decrease in average investment balances primarily reflects a decline in mortgage-backed securities and REMICs as well as lower balances in agency bonds, municipal bonds and taxable securities. The lower REMIC and mortgage-backed securities balance reflects the sale of $82.8 million of securities during the three months ended September 30, 2011 and repayments. The lower balances in other securities resulted from repayments at maturity. The above declines in investment securities were partially offset by higher interest bearing cash balances at the Federal Reserve Bank. The average balances at the Federal Reserve Bank were $393.3 million for the 2011 third quarter compared to $190.8 million for the 2010 third quarter.

The net interest margin declined due to a change in our interest earning asset mix from higher yielding loans and mortgage-backed securities to lower yielding cash balances at the Federal Reserve Bank. The decline in interest earning asset yields was partially offset by a decline in interest bearing liability interest rates.

The decline in interest bearing liability interest rates primarily resulted from a decline in the average interest rates on deposits. The lower average rates on deposits reflect the low interest rate environment and a significant reduction in certificate of deposit balances. During 2011, BankAtlantic reduced its brokered deposits, prepaid $110 million of institution certificates of deposit and reduced public fund balances. Certificates of deposit accounts generally bear higher rates of interest than other deposit accounts.

	Average Balance Sheet - Yield / Rate Analysis For the Nine Months Ended
	September 30, 2011			September 30, 2010
	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
(dollars in thousands)

Total loans	$2,945,466	98,312	4.45	$3,608,848	119,717	4.42
Investments	962,537	11,865	1.64	667,397	15,600	3.12

Total interest earning assets	3,908,003	110,177	3.76%	4,276,245	135,317	4.22%

Goodwill and core deposit intangibles	14,115			15,342
Other non-interest earning assets	262,316			290,558

Total Assets	$4,184,434			$4,582,145

Deposits:
Savings	$464,106	743	0.21%	$438,707	855	0.26%
NOW	1,378,280	3,903	0.38	1,492,442	5,444	0.49
Money market	406,261	1,579	0.52	384,024	1,810	0.63
Certificates of deposit	564,735	5,291	1.25	796,375	9,846	1.65

Total interest bearing deposits	2,813,382	11,516	0.55	3,111,548	17,955	0.77

Short-term borrowed funds	15,363	15	0.13	36,633	35	0.13
Advances from FHLB	58,700	153	0.35	93,410	1,065	1.52
Long-term debt	22,000	679	4.13	22,167	694	4.19

Total interest bearing liabilities	2,909,445	12,363	0.57	3,263,758	19,749	0.81

Demand deposits	927,038			896,080
Non-interest bearing other liabilities	48,606			55,266

Total liabilities	3,885,089			4,215,104
Stockholder’s equity	299,345			367,041

Total liabilities and stockholder’s equity	$4,184,434			$4,582,145

Net interest income/

Net interest spread		$97,814	3.19%		115,568	3.41%

Margin
Interest income/interest earning assets			3.76%			4.22%
Interest expense/interest earning assets			0.42			0.62

Net interest margin			3.34%			3.60%

For the Nine Months Ended September 30, 2011 Compared to the Same 2010 Period:

The decrease in net interest income was primarily the result of the items discussed above for the three months ended September 30, 2011 compared to the same 2010 period. The lower net interest income reflects a significant decline in

BankAtlantic Bancorp, Inc. and Subsidiaries

average earning assets and a change in the earning asset mix from higher yielding loans to lower yielding securities and cash balances at the Federal Reserve Bank, partially offset by a decline in interest rates on interest-bearing liabilities. The decline in interest rates on interest-bearing liabilities reflects lower deposit interest rates for the 2011 nine month period compared to the 2010 nine month period as well as lower FHLB advance borrowing interest rates. The lower FHLB advance interest rates resulted from BankAtlantic replacing its intermediate term FHLB advances with short-term advances which typically have lower interest rates. BankAtlantic had no FHLB advance borrowings at September 30, 2011.

Asset Quality

The activity in BankAtlantic’s allowance for loan losses was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$137,643	180,635	161,309	173,588

Charge-offs:
Residential	(3,489)	(4,619)	(17,267)	(14,033)
Commercial real estate	(5,787)	(5,969)	(30,610)	(41,447)
Commercial non-mortgage	(7,563)	—	(8,151)	—
Consumer	(6,555)	(9,881)	(20,748)	(32,474)
Small business	(2,321)	(2,402)	(6,942)	(5,464)

Total Charge-offs	(25,715)	(22,871)	(83,718)	(93,418)
Recoveries of loans previously charged-off	1,505	984	5,121	2,910

Net (charge-offs)	(24,210)	(21,887)	(78,597)	(90,508)
Transfer to held for sale	(635)	—	(7,941)	—
Provision for loan losses	17,754	23,012	55,781	98,680

Balance, end of period	$130,552	181,760	130,552	181,760

Residential loan charge-offs decreased during the three months ended September 30, 2011 compared to the same 2010 period. We believe that the lower charge-offs reflect declining interest-only loan balances as we have historically experienced a higher percentage of charge-offs associated with interest-only residential loans as compared to amortizing residential loans. The higher residential charge-offs during the nine months ended September 30, 2011 compared to the same 2010 period reflect a decline in property values. We believe the property value declines resulted primarily from a lack of available residential loan financing, appraisals not supporting negotiated sales prices and higher residential property inventory resulting from foreclosures nationally.

Commercial real estate loan charge-offs declined during the three and nine months ended September 30, 2011 primarily due to lower charge-offs in BankAtlantic’s commercial residential loan portfolio. During the three months ended September 30, 2011, BankAtlantic recognized $3.4 million of charge-offs related to commercial residential loans, $1.6 million related to commercial other loans, $0.6 million related to commercial owner occupied loans and $0.2 million related to commercial land loans. During the nine months ended September 30, 2011, BankAtlantic recognized $14.3 million of charge-offs related to commercial other loans, $8.5 million related to commercial residential loans, $0.8 million related to commercial owner occupied loans and $7.0 million related to commercial land loans. During the three months ended September 30, 2010, BankAtlantic recognized $4.5 million of charge-offs related to commercial residential loans, $1.3 million related to commercial other loans and $0.1 million related to commercial land loans. During the nine months ended September 30, 2010, BankAtlantic recognized $35.3 million of charge-offs related to commercial residential loans, $5.8 million related to commercial other loans and $0.2 million related to commercial land loans. Historically, the majority of BankAtlantic’s charge-offs were related to commercial residential loans and the balances in the commercial residential portfolio have declined from $266.2 million at December 31, 2009 to $156.8 million at September 30, 2010 to $114.2 million at September 30, 2011.

Included in the commercial non-mortgage charge-offs for the three and nine months ended September 30, 2011 was a charge-off of $7.5 million relating to a factoring joint venture that ceased operations in September 2011. BankAtlantic did not have interests in joint ventures as of September 30, 2011.

BankAtlantic Bancorp, Inc. and Subsidiaries

We believe that the decline in consumer loan charge-offs during the three and nine months ended September 30, 2011 compared to the same 2010 periods reflects a stabilization of Florida market trends. Additionally, during 2008 BankAtlantic reduced the origination of and utilized more restrictive underwriting criteria for home equity loans. As a consequence, loan delinquencies and charge-offs have declined as loan balances of loans originated prior to 2008 have declined.

Small business loan charge-offs during the three and nine months ended September 30, 2011 were primarily non-real estate loans to businesses in the real estate industry.

The decrease in the provision for loan losses for the three and nine months ended September 30, 2011 compared to the same 2010 periods resulted primarily from lower loan delinquencies, a decline in loans migrating to non-accrual status and lower commercial and consumer charge-offs.

During the three months ended September 30, 2011, BankAtlantic transferred $6.2 million of commercial loans to held for sale with a view toward selling the loans in the foreseeable future. In connection with that transfer, BankAtlantic recorded the loans at the lower of cost or fair value resulting in $0.6 million in impairments and a corresponding reduction in the allowance for loan losses. During the nine months ended September 30, 2011, BankAtlantic transferred $25.1 million of residential and $8.7 million of commercial real estate non-accrual loans to loans held for sale resulting in $7.9 million reduction in the allowance for loan losses.

While we believe we have seen some positive trends in both the Florida and national economy which may indicate that credit losses may decline in future periods, if the housing and real estate industries do not improve or if general economic conditions do not continue to improve in Florida and nationwide, the credit quality of our loan portfolio may deteriorate and additional provisions for loan losses will be required. Additionally, we have a significant amount of variable interest rate loans in our portfolio and a substantial increase in interest rates in the future would increase the interest payments required on variable interest rate loans which could have an adverse effect on the credit quality of those loans.

BankAtlantic Bancorp, Inc. and Subsidiaries

At the indicated dates, BankAtlantic’s non-performing assets, loans contractually past due 90 days or more and still accruing, performing impaired loans and troubled debt restructured loans were as follows (in thousands):

	As of
	September 30, 2011	December 31, 2010
NON-PERFORMING ASSETS
Tax certificates	$2,416	3,636
Residential (1)	81,287	86,538
Commercial real estate (2)	190,715	243,299
Commercial non-mortgage	17,302	16,123
Small business	11,708	10,879
Consumer	14,202	14,120

Total non-accrual assets (3)	317,630	374,595

REPOSSESSED ASSETS:
Residential real estate	12,673	16,418
Commercial real estate	66,981	44,136
Small business real estate	3,252	3,693
Consumer real estate	454	81

Total repossessed assets	83,360	64,328

Total non-performing assets	$400,990	438,923

Total non-performing assets as a percentage of:
Total assets	10.82%	9.82%

Loans, tax certificates and real estate owned	14.03%	13.08%

TOTAL ASSETS	$3,707,048	4,469,168

TOTAL LOANS, TAX CERTIFICATES AND NET REAL ESTATE OWNED	$2,858,743	3,355,711

Allowance for loan losses	$130,552	161,309

Tax certificates	$56,268	89,789

Allowance for tax certificate losses	$7,535	8,811

OTHER ACCRUING IMPAIRED LOANS
Contractually past due 90 days or more (4)	$2,500	—
Performing impaired loans (5)	—	11,880
Troubled debt restructured loans	125,482	96,006
TOTAL OTHER ACCRUING

IMPAIRED LOANS	$127,982	107,886

(1)	Includes $38.0 million and $38.9 million of interest-only residential loans as of September 30, 2011 and December 31, 2010, respectively.
(2)	Excluded from the above table as of September 30, 2011 and December 31, 2010 were $9.4 million and $14.5 million, respectively, of commercial residential loans that were transferred to a work-out subsidiary of the Parent Company in March 2008.
(3)	Includes $125.6 million and $143.8 million of troubled debt restructured loans as of September 30, 2011 and December 31, 2010, respectively.
(4)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.
(5)	These loans were performing in accordance with their respective modified terms.

The decline in non-performing assets at September 30, 2011 compared to December 31, 2010 reflects lower residential and commercial real estate non-accrual loans partially offset by higher commercial real estate owned balances.

The decline in commercial real estate non-accrual loans primarily resulted from a decline in loans migrating to a non-accrual status. During the nine months ended September 30, 2011, $51.5 million of loans migrated to a non-accrual status while $170.2 million of loans migrated to non-accrual during the same 2010 period. Additionally, two non-accrual loans with an aggregate book value of $11.7 million were sold and $36.5 million of commercial real estate non-accrual loans were transferred to real estate owned during the nine months ended September 30, 2011.

BankAtlantic Bancorp, Inc. and Subsidiaries

The decline in residential non-accrual loans was primarily the result of charge-offs and fair value adjustments associated with non-accrual residential loans transferred to loans held for sale. Also contributing to lower non-accrual residential loans was a decline in delinquencies. Residential loans past due 30 to 90 days declined from $23.1 million at December 31, 2010 to $16.6 million at September 30, 2011. However, residential loan credit quality is dependent on economic conditions, specifically unemployment and property values. If economic conditions deteriorate, we would anticipate higher residential non-accrual loan balances and real estate owned in subsequent periods.

The higher balance of repossessed assets at September 30, 2011 compared to December 31, 2010 resulted primarily from foreclosures of commercial real estate loans. During the nine months ended September 30, 2011, BankAtlantic transferred $49.0 million of loans to real estate owned and sold $18.6 million of real estate owned properties. During the nine months ended September 30, 2010, BankAtlantic transferred $40.7 million of loans to real estate owned and sold $19.2 million of real estate owned properties. As non-accrual loans migrate into repossessed assets in the future, we expect repossessed assets as well as sales of real estate owned to increase.

BankAtlantic’s accruing troubled debt restructured loans at September 30, 2011 increased by 31% compared to accruing troubled debt restructured loans at December 31, 2010. The increase was primarily due to the restructuring of six commercial real estate loans aggregating $40.9 million. In response to current market conditions, BankAtlantic generally decides, on a case-by-case basis, whether to modify loans for borrowers experiencing financial difficulties and has modified the terms of certain commercial, small business, residential and consumer home equity loans. Generally, the concessions made to borrowers experiencing financial difficulties have included among others, the reduction of contractual interest rates and, in some cases, forgiveness of a portion of loan principal upon satisfactory performance under the modified terms, conversion of amortizing loans to interest only payments or the deferral of some interest payments until the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are generally not returned to an accruing status and BankAtlantic does not reset days past due on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period.

BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of September 30, 2011		As of December 31, 2010
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$110,323	102,724	130,783	70,990
Small business	3,753	7,247	2,990	9,401
Consumer	999	12,965	3,070	12,638
Residential	10,480	2,546	6,917	2,977

Total	$125,555	125,482	143,760	96,006

BankAtlantic Bancorp, Inc. and Subsidiaries

BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Six relationships accounted for 53.6% of our $208.0 million of non-accrual commercial loans as of September 30, 2011. The following table outlines general information about these six relationships as of September 30, 2011 (in thousands):

Relationships	Unpaid Principal Balance	Recorded Investment (3)	Specific Reserves	Date loan Originated	Date Placed on Nonaccrual	Default Date (2)	Loan Class	Date of Last Full Appraisal
Commercial Land Developers
Relationship No. 1	$11,960	11,904	7,467	Q2-2005	Q4-2010	(1)	Land	Q1-2011
Relationship No. 2	27,522	26,210	11,432	Q1-1995	Q4-2009	Q4-2009	Land	Q1-2011
Relationship No. 3	10,279	10,279	4,681	Q1-2005	Q4-2010	(1)	Land	Q4-2010

Total	$49,761	48,393	23,580

Commercial Non-Residential Developers
Relationship No. 4	$25,334	25,203	8,958	Q3-2006	Q2-2010	(1)	Other	Q2-2011
Relationship No. 5	18,428	18,319	4,849	Q1-2007	Q3-2010	(1)	Other	Q2-2011
Relationship No. 6	19,650	19,650	3,835	Q4-2007	Q3-2011	(1)	Other	Q2-2011

Total	$63,412	63,172	17,642

Total of Large Relationships	$113,173	111,565	41,222

(1)	The loan is currently not in default.
(2)	The default date is defined as the date of the initial missed payment prior to default.
(3)	Recorded investment is the “Unpaid Principal Balance” less charge-offs.

The following table presents our purchased residential loans by year of origination segregated by amortizing and interest only loans at September 30, 2011 (dollars in thousands):

	Amortizing Purchased Residential Loans
Year of Origination	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
2007	$31,833	29,498	65.84%	132.26%	735	731	5,316	32.85%
2006	41,375	39,601	73.26%	113.30%	729	702	6,094	36.98%
2005	59,749	55,854	73.65%	114.32%	725	708	9,571	35.33%
2004	255,620	252,079	69.06%	81.97%	731	722	24,409	34.75%
Prior to 2004	113,991	113,570	68.59%	57.86%	730	724	6,122	34.35%

	Interest Only Purchased Residential Loans
Year of Origination	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
2007	$62,431	57,780	72.67%	124.47%	750	744	12,721	34.31%
2006	140,597	131,597	73.80%	120.37%	740	737	26,514	34.87%
2005	126,747	124,692	71.44%	110.93%	738	746	8,849	34.82%
2004	47,337	45,766	71.21%	102.24%	747	704	6,794	31.79%
Prior to 2004	52,496	52,089	58.70%	71.29%	742	725	2,166	31.54%

BankAtlantic Bancorp, Inc. and Subsidiaries

The following table presents our purchased residential loans by geographic area segregated by amortizing and interest-only loans at September 30, 2011 (dollars in thousands):

	Amortizing Purchased Residential Loans
State	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
Arizona	$12,055	11,784	70.51%	94.11%	743	740	1,079	31.85%
California	130,520	127,084	69.37%	85.95%	733	727	15,117	35.35%
Florida	74,702	71,269	70.25%	100.59%	720	701	12,438	34.74%
Nevada	7,895	7,855	73.10%	141.43%	741	737	347	36.19%
Other States	305,339	300,551	69.68%	82.05%	731	724	22,748	33.97%

	Interest Only Purchased Residential Loans
State	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)
Arizona	$13,007	11,995	71.04%	138.36%	758	748	2,297	30.67%
California	122,494	118,189	71.56%	108.09%	744	736	16,460	33.77%
Florida	29,358	26,126	68.31%	127.12%	745	721	8,354	31.08%
Nevada	6,377	4,349	73.07%	162.60%	735	631	4,557	33.34%
Other States	258,371	251,264	70.67%	108.23%	739	742	25,376	34.68%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 from automated valuation models.
(2)	Current FICO scores based on borrowers for which FICO scores were available as of the second quarter of 2011.
(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.

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

	September 30, 2011			December 31, 2010
	ALL by category	ALL to gross loans in each category	Loans by category to gross loans	ALL by category	ALL to gross loans in each category	Loans by category to gross loans
Commercial non-mortgage	$11,225	9.85%	4.22%	$10,786	8.05%	4.14%
Commercial real estate	67,608	9.11	27.48	83,029	8.70	29.46
Small business	7,957	2.82	10.45	11,514	3.80	9.35
Residential real estate	20,817	2.11	36.56	23,937	1.96	37.80
Consumer	22,945	3.99	21.29	32,043	5.14	19.25

Total allowance for loan losses	$130,552	4.83%	100.00%	$161,309	4.98%	100.00%

BankAtlantic Bancorp, Inc. and Subsidiaries

Included in the allowance for loan losses as of September 30, 2011 and December 31, 2010 were specific reserves by loan type as follows (in thousands):

	September 30, 2011	December 31, 2010
Commercial non-mortgage	$9,755	9,020
Commercial real estate	49,249	62,986
Small business	821	2,936
Consumer	1,519	1,791
Residential	5,661	12,034

Total	$67,005	88,767

The decrease in the allowance for loan losses at September 30, 2011 compared to December 31, 2010 resulted primarily from a decline in specific valuation allowances on commercial real estate and residential loans. The commercial real estate specific valuation allowance decline reflects a slowdown of loans migrating to an impaired classification. The residential loan specific valuation allowance decline reflects the reduction in allowances associated with $25.1 million of non-performing loans transferring to loans held for sale as well as reductions in allowances associated with foreclosed residential loan activity. The general reserve for consumer loans was reduced by $8.8 million due primarily to improvement in delinquency and charge-off trends as well as declining balances of loans originated prior to 2008. Residential loan general reserves increased by $3.3 million reflecting higher than historical charge-offs and declining collateral values.

BankAtlantic’s Non-Interest Income

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Service charges on deposits	$10,165	15,214	(5,049)	33,423	45,764	(12,341)
Other service charges and fees	6,129	7,495	(1,366)	20,206	22,612	(2,406)
Securities activities, net	6,959	(543)	7,502	6,935	2,898	4,037
Gain on sale of Tampa branches	(34)	—	(34)	38,622	—	38,622
Other	2,123	4,869	(2,746)	9,143	10,289	(1,146)

Non-interest income	$25,342	27,035	(1,693)	108,329	81,563	26,766

The lower revenues from service charges on deposits during the three and nine months ended September 30, 2011 compared to the same 2010 periods resulted primarily from lower overdraft fee income. This decrease in overdraft fee income reflects the loss of deposit accounts associated with the sale of the Tampa branches as well as a decline in the total number of accounts which incurred overdraft fees. We believe that the decline in the number of accounts incurring overdraft fees reflects our efforts to attract customers who maintain deposit accounts with higher balances, regulatory and other changes in overdraft policies and changes in customer behavior. The Federal Reserve adopted new overdraft rules (effective July 1, 2010 for new customers and August 15, 2010 for existing customers), which among other requirements, prohibit banks from automatically enrolling customers in overdraft protection programs for point-of-sale and ATM transactions. Additionally, Congress has established a consumer protection agency which may further limit the assessment of overdraft fees. In response to the changing industry practices and regulations, during the fourth quarter of 2010, BankAtlantic began converting certain deposit products to fee-based accounts that encourage higher checking account balances or higher account activity in order to eliminate or reduce fees. Additionally, during the first quarter of 2011, BankAtlantic revised its overdraft policies instituting a daily limit on the number of overdraft fees a customer will be charged, eliminating an overdraft fee for transactions that result in a small overdrawn balance at the end of the business day, and lowering the amount of overdraft protection provided to a customer. Furthermore, during the third quarter of 2011, BankAtlantic revised its overdraft policy whereby electronic transactions are now processed in chronological order and checks are processed in serial number order instead of in the order of largest to smallest. We anticipate that this trend of lower overdraft fee income may continue; however, at a slower rate of decline in future periods.

BankAtlantic Bancorp, Inc. and Subsidiaries

The decrease in other service charges and fees during the three and nine months ended September 30, 2011 compared to the same 2010 periods resulted primarily from lower ATM interchange and surcharge income primarily related to lower transaction volume associated with the Tampa branch sale.

Securities activities, net during the three and nine months ended September 30, 2011 includes $7.0 million of gains from the sale of $82.8 million of agency securities. The securities were sold to improve liquidity and BankAtlantic’s regulatory capital ratios. During the nine months ended September 30, 2010, BankAtlantic sold $47.1 million of agency securities for a $3.1 million gain. The net proceeds of $43.8 million from the sales were used to pay down FHLB advance borrowings.

In June 2010, BankAtlantic entered into a foreign currency derivative contract as an economic hedge of foreign currency in cruise ship ATMs and recognized a $0.5 million and $0.2 million unrealized loss in connection with these derivative contracts during the three and nine months ended September 30, 2010. BankAtlantic recognized a $24,000 loss in connection with these derivative contracts during the nine months ended September 30, 2011.

In June 2011, BankAtlantic sold 19 branches and 2 related facilities in the Tampa area and the associated deposits to an unrelated financial institution and recognized a $38.6 million gain. The loss during the three months ended September 30, 2011 represents additional transaction costs.

Other non-interest income consisted of the following (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2011	2010	Change	2011	2010	Change
Broker commissions	$817	1,114	(297)	2,725	2,987	(262)
Safe deposit box rental	255	303	(48)	822	933	(111)
Income from leases	237	316	(79)	762	847	(85)
Fee income	765	587	178	2,179	1,672	507
Foreign exchange (losses) gains	(797)	753	(1,550)	(237)	92	(329)
Other	846	1,796	(950)	2,892	3,758	(866)

Total other income	$2,123	4,869	(2,746)	9,143	10,289	(1,146)

The increase in fee income for the three and nine months ended September 30, 2011 compared to the same 2010 period primarily resulted from coin counter fees at BankAtlantic branches which increased by $0.1 million and $0.4 million, respectively.

Foreign exchange gains and losses represent the change in foreign currency exchange rates associated with foreign currency in ATMs on-board cruise ships.

Included in other income during the three and nine months ended September 30, 2010 was $1.0 million from BankAtlantic’s on-line banking service provider as a result of business interruption issues relating to the conversion to the service provider’s products.

BankAtlantic Bancorp, Inc. and Subsidiaries

BankAtlantic’s Non-Interest Expense

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Employee compensation and benefits	$16,611	22,475	(5,864)	54,592	71,103	(16,511)
Occupancy and equipment	10,019	13,263	(3,244)	34,092	40,589	(6,497)
Advertising and promotion	1,511	1,917	(406)	4,615	5,972	(1,357)
Check losses	559	763	(204)	1,521	1,716	(195)
Professional fees	7,056	4,942	2,114	10,567	11,727	(1,160)
Supplies and postage	758	929	(171)	2,507	2,789	(282)
Telecommunication	386	697	(311)	1,402	1,881	(479)
Provision for tax certificates	969	885	84	2,769	3,752	(983)
Cost associated with debt redemption	—	—	—	1,125	60	1,065
Impairment of loans held for sale	(145)	—	(145)	1,562	—	1,562
Impairment of real estate held for sale	—	—	—	353	1,511	(1,158)
Employee termination costs	2	2,103	(2,101)	(191)	2,103	(2,294)
Lease termination costs (reversals)	—	1,093	(1,093)	(1,442)	1,308	(2,750)
Impairment of assets held for sale	—	4,469	(4,469)	—	4,469	(4,469)
Impairment of real estate owned	3,020	434	2,586	9,574	1,098	8,476
FDIC deposit insurance assessment	2,132	2,314	(182)	7,618	7,799	(181)
(Gain) loss on sale of real estate	(2,023)	(442)	(1,581)	(2,663)	334	(2,997)
Amortization of intangible assets	295	309	(14)	899	912	(13)
Other	4,766	4,605	161	15,059	13,869	1,190

Total non-interest expense	$45,916	60,756	(14,840)	143,959	172,992	(29,033)

The decline in employee compensation and benefits during the three and nine months ended September 30, 2011 compared to the same 2010 period resulted primarily from workforce reductions, normal attrition and the transfer of employees to the purchaser of the Tampa branches in June 2011. The number of full-time equivalent employees declined from 1,532 as of December 31, 2009 to 1,055 as of September 30, 2011 (a 31% reduction in the workforce) with the Tampa branch sale affecting approximately 130 employees. Additionally, bonuses were $0.5 million and $2.1 million lower during the 2011 three and nine months periods compared to the same 2010 periods, respectively. The decline in the workforce also resulted in reduced benefit costs compared to 2010, relating primarily to health insurance and payroll taxes.

The decline in occupancy and equipment for the three and nine months ended September 30, 2011 compared to the same 2010 periods resulted primarily from the sale of the Tampa branches, consolidation of back-office facilities, and the termination of leases executed for branch expansion during prior periods.

The decrease in advertising and business promotion expense during the three and nine months ended September 30, 2011 compared to the same 2010 periods related primarily to BankAtlantic focusing its marketing efforts more on customer relationships and less on advertising and media and direct mail promotions.

The decrease in check losses for the three and nine months ended September 30, 2011 compared to the same 2010 period resulted from revisions to our overdraft policies limiting the number of overdrafts per day and the dollar amount of overdrafts.

The increase in professional fees during the three months ended September 30, 2011 compared to the same 2010 period primarily resulted from legal fees related to a tax certificate litigation matter which was settled during September 2011 for $2.7 million.

BankAtlantic Bancorp, Inc. and Subsidiaries

The decline in professional fees during the nine months ended September 30, 2011 compared to the same 2010 period resulted primarily from higher insurance reimbursements in connection with class action securities litigation during 2011 compared to same 2010 period.

The decline in supplies and postage during the three and nine months ended September 30, 2011 was primarily the result of the Tampa branch sale.

The reduction in telecommunication costs during the three months ended September 30, 2011 compared to the same 2010 periods resulted primarily from the Tampa branch sale. The lower telecommunication costs during the nine months ended September 30, 2011 compared to 2010 also reflected higher call center volume associated with the implementation of a new on-line banking product during 2010.

The provision for tax certificate losses during the three and nine months ended September 30, 2011 reflects higher charge-offs of out-of-state tax certificates partially offset by tax certificate reserve reductions associated with declining portfolio balances. We have significantly reduced the acquisition of out-of-state tax certificates and have concentrated the majority of our tax certificate acquisitions in Florida.

The costs associated with debt redemptions during the nine months ended September 30, 2011 reflect prepayment penalties on the early repayment of $85 million of institutional time deposits, $40.0 million of FHLB advance obligations and $25 million of public fund time deposits.

The impairment (reversals) of loans held for sale represents lower of cost or market adjustments on loans classified as held for sale. The impairment or reversals resulted primarily from property values obtained from updated valuations of the underlying loan collateral.

Impairments on real estate held for sale during the nine months ended September 30, 2011 and 2010 represents updated valuations on properties originally acquired for store expansion.

Employee termination costs during the three and nine months ended September 30, 2010 were the result of workforce reductions in July 2010.

Lease termination costs (reversals) represent lease contracts, net of deferred rent reversals, originally executed for branch expansion. During the nine months ended September 30, 2011, BankAtlantic terminated five leases and recognized a recovery of $1.4 million. Lease termination costs for the three and nine months ended September 30, 2010 represents additional impairment on lease contracts due to updated valuations. BankAtlantic is attempting to sublease or terminate lease contracts executed in connection with its branch expansion in prior periods and could recognize losses associated with these operating leases in subsequent periods as these leases are measured at fair value.

The impairment of assets held for sale relates to a management decision to pursue the sale of BankAtlantic’s Tampa branches in August 2010. As a consequence, BankAtlantic reclassified its Tampa office properties and equipment to held-for-sale and recognized $4.5 million of impairments at the transfer date.

Impairment of real estate owned during the three and nine months ended September 30, 2011 reflects updated valuations on properties. Included in the amounts during the nine months ended September 30, 2011 was a $5.2 million impairment related to one property and $1.5 million of impairments related to two properties.

The increase in the gain on real estate sales during the three months ended September 30, 2011 reflects a $1.6 million gain on the sale of a commercial real estate property.

The increase in other non-interest expense during the three and nine months ended September 30, 2011 compared to the same 2010 periods was primarily the result of higher foreclosure costs and increased operating costs on foreclosed properties.

BankAtlantic Bancorp, Inc. and Subsidiaries

Parent Company Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2011	2010	Change	2011	2010	Change
Net interest (expense)	$(3,851)	(3,792)	(59)	(11,340)	(10,856)	(484)
Provision for loan losses	(148)	(1,398)	1,250	(643)	(5,038)	4,395

Net interest (expense) after provision for loan losses	(3,999)	(5,190)	1,191	(11,983)	(15,894)	3,911
Non-interest income	809	576	233	648	1,545	(897)
Non-interest expense	531	2,901	(2,370)	6,469	7,938	(1,469)

Parent Company (loss)	$(3,721)	(7,515)	3,794	(17,804)	(22,287)	4,483

Net interest expense increased during the three and nine months ended September 30, 2011 compared to the same 2010 periods as a result of higher average debenture balances partially offset by lower average interest rates. The average balances on junior subordinated debentures increased from $316 million and $312 million during the three and nine months ended September 30, 2010 to $330 million and $327 million during the same 2011 periods, respectively. The increase in average debenture balances resulted from the deferral of interest which began in March 2009. Average rates on junior subordinated debentures decreased from 4.90% and 4.73% during the three and nine months ended September 30, 2010 to 4.68% and 4.72% during the same 2011 periods, respectively. Also included in net interest expense during the three and nine months ended September 30, 2011 was $46,000 and $152,000, respectively, of interest income on two performing loans as well as $0 and $38,000, respectively, of investment dividend income associated with an equity security. Interest income on performing loans during the three and nine months ended September 30, 2010 was $60,000 and $172,000, respectively, and dividend income from the equity security was $19,000 and $56,000, respectively. We ceased receiving dividends on the equity security during the second quarter of 2011.

Non-interest income during the three and nine months ended September 30, 2011 reflects equity earnings from the Parent Company’s investment in statutory business trusts that issue trust preferred securities of $0.5 million and $1.3 million compared to $0.3 million and $0.7 million, respectively, for the same 2010 periods. Also included in non-interest income during the three and nine months ended September 30, 2011 was $0.3 million and $1.0 million of fees for executive services provided to BankAtlantic compared to $0.3 million and $0.8 million during the same periods during 2010, respectively. During the nine months ended September 30, 2011, the Company recognized$1.5 million impairment on an equity security. There were no impairments of investment securities during the nine months ended September 30, 2010.

The decrease in non-interest expense during the quarter ended September 30, 2011 compared to the same 2010 quarter reflects a $0.9 million gain from a loan participation litigation settlement, $0.6 million of lower employee compensation expenses and $1.1 million of lower legal fees. The decrease in employee compensation and benefits reflects lower stock based compensation expenses, the elimination of bonuses during 2011 and salary reductions. The lower legal fees during 2011 related to elevated legal costs during 2010 associated with responding to a Securities and Exchange Commission notice of investigation. The above declines in non-interest expenses were partially offset by a $0.4 million increase in impairments of real estate owned for the three months ended September 30, 2011 compared to the same 2010 quarter.

The decrease in non-interest expense during the nine months ended September 30, 2011 compared to the same 2010 period resulted primarily from the items discussed above. The decrease in non-interest expense was partially offset by $3.5 million of impairments of real estate owned during 2011 compared to $0.8 million of impairments during the 2010 period.

BankAtlantic Bancorp, Inc. and Subsidiaries

In March 2008, BankAtlantic transferred non-performing loans to a work-out subsidiary of the Parent Company. The composition of these loans as of September 30, 2011 and December 31, 2010 was as follows (in thousands):

	September 30,	December 31,
	2011	2010
Nonaccrual loans:
Commercial non-real estate:	$948	1,536
Commercial real estate:
Residential	4,976	8,985
Land	3,432	3,987

Total non-accrual loans	9,356	14,508
Allowance for loan losses	(167)	(830)

Non-accrual loans, net	9,189	13,678
Performing other commercial loans	2,529	2,811

Loans receivable, net	$11,718	16,489

Real estate owned	$9,391	10,160

During the nine months ended September 30, 2011, the Parent Company foreclosed on a $1.5 million commercial residential loan, charged-off $1.3 million of loans, recognized $0.8 million lower of cost or market adjustments on loans held for sale, and sold a $1.7 million loan for a $99,000 loss. The work-out subsidiary also received $0.3 million of loan principal repayments during the nine months ended September 30, 2011.

The Parent Company’s non-accrual loans include large loan balance lending relationships. Two relationships account for 82.1% of the $9.4 million of non-accrual loans held by the Parent Company at September 30, 2011. The following table outlines general information about these relationships as of September 30, 2011 (in thousands):

Relationships	Unpaid Principal Balance	Recorded Investment (3)	Specific Reserves	Date loan Originated	Date Placed on Nonaccrual	Default Date	Collateral Type	Date of Last Full Appraisal
Commercial Business
Relationship No. 1 (1)	$5,604	4,381	167	Q4-2005	Q4-2007	Q4-2007	Land	Q4-2010

Residential Land Developers
Relationship No. 2 (2)	20,000	3,296	—	Q1-2005	Q4-2007	Q1-2008	Residential	Q4-2010

Total Residential Land Developers	$20,000	3,296	—

Total	$25,604	7,677	167

(1)	During 2011, the Company recognized partial charge-offs on relationship No. 1 aggregating $1.2 million.
(2)	During 2008, 2009, 2010 and 2011, the Company recognized partial charge-offs and lower of cost or market adjustments on relationship No. 2 aggregating $16.4 million.
(3)	Recorded investment is the “Unpaid Principal Balance” less charge-offs and deferred fees.

The loans that comprise the above relationships are all collateral dependent. As such, we established specific reserves, recognized partial charge-offs or calculated lower of cost or market adjustments on these loans based on the fair value of the underlying collateral less costs to sell. The fair value of the collateral was determined using third party appraisals for all relationships. Management performs quarterly impairment analyses on these credit relationships subsequent to the date of the appraisal and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal date. However, our policy is generally to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure. A full appraisal is generally obtained at the date of foreclosure.

BankAtlantic Bancorp, Inc. and Subsidiaries

The activity in the Parent Company’s allowance for loan losses was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Balance, beginning of period	$—	7,227	830	13,630

Loans charged-off	—	(4,438)	(1,305)	(14,481)
Recoveries of loans previously charged-off	20	—	—	—

Net recoveries (charge-offs)	20	(4,438)	(1,305)	(14,481)
Provision for loan losses	147	1,398	642	5,038

Balance, end of period	$167	4,187	167	4,187

The $1.3 million of charge-offs during the nine months ended September 30, 2011 were comprised of a $1.2 million charge-off of a commercial land loan and a $0.1 million charge-off of a commercial residential loan. The Parent Company reversed a $0.8 million specific valuation allowance related to the commercial land loan charged-off during the nine months ended September 30, 2011 and established a $167,000 specific valuation allowance on a land loan due to an updated property valuation.

The $4.4 million of charge-offs during the three months ended September 30, 2010 included a $2.1 million charge-off of a commercial residential loan. Specific valuation allowances of $2.7 million were established on these loans during prior periods. The remaining charge-offs during the nine months ended September 30, 2010 primarily related to three loans. A $2.7 million charge-off was taken with respect to one loan upon the foreclosure and sale of the collateral. Another loan was charged-off by $5.7 million and the entire balance of $1.2 million of a third loan was charged-off upon the sale of the remaining collateral. The Parent Company had established specific valuation allowances of $8.6 million on these three loans in prior periods.

BankAtlantic Bancorp Consolidated Financial Condition

Total assets at September 30, 2011 were $3.7 billion compared to $4.5 billion at December 31, 2010. The significant asset reduction resulted primarily as a result of the sale of BankAtlantic’s Tampa branches and the related assumption of deposits by the purchaser and as a result of the use of cash flows from BankAtlantic’s loan and investment portfolio to repay wholesale borrowings. Total assets were also reduced in connection with achieving the higher capital requirements as of June 30, 2011 required by the Bank Order. The changes in components of total assets from December 31, 2010 to September 30, 2011 are summarized below:

•

Increase in interest bearing deposits in other banks primarily resulting from higher cash balances at the Federal Reserve Bank associated with cash management activities partially offset by cash outflows as part of the sale of the Tampa branches;

•	Decrease in securities available for sale reflecting repayments of short-term agency, mortgage-backed and municipal securities as well as mortgage-backed securities sales;

•	Decrease in investment securities resulting from an impairment of an equity security held by the Parent Company;

•	Decrease in tax certificate balances primarily resulting from redemptions partially offset by $21.6 million of tax certificate purchases;

•	Decline in FHLB stock balances resulting from redemptions relating to the repayment of FHLB advances;

•	Increase in loans held for sale associated primarily with the transfer of non-performing commercial and residential loans to held for sale;

•

Decrease in loans receivable balances associated with $79.9 million of net-charge-offs, $49.0 million of loans transferred to real estate owned, $27.8 million of loan sales, and repayments of loans in the ordinary course of business;

•	Decrease in accrued interest receivables resulting primarily from lower loan and tax certificate balances;

•	Decrease in real estate held for sale associated with the sale of a property acquired for branch expansion;

•	Decrease in office properties and equipment resulting primarily from depreciation; and

BankAtlantic Bancorp, Inc. and Subsidiaries

•	Reduction in assets held for sale resulting from the sale of the Tampa branches to PNC.

Total liabilities at September 30, 2011 were $3.7 billion compared to $4.5 billion at December 31, 2010. The changes in components of total liabilities from December 31, 2010 to September 30, 2011 are summarized below:

•

A decrease in interest bearing deposit account balances reflecting the prepayment of institutional and public fund time deposits as well as a reduction in time deposit accounts associated with the low interest rate environment and competitive money market account interest rates;

•

Increase in non-interest bearing deposits due primarily to higher average balances per customer account and the transfer of $12.2 million of customer reverse repurchase agreements to non-interest bearing deposits in connection with the discontinuation of the customer reverse repurchase agreement product;

•	Decrease in deposits held for sale associated with the Tampa branch sale;

•	Lower FHLB advances and short term borrowings due to repayments;

•	Increase in junior subordinated debentures liability due to interest deferrals; and

•	Decrease in other liabilities primarily due to contributions to the deferred benefit pension plan.

Liquidity and Capital Resources

BankAtlantic Bancorp, Inc.

On November 1, 2011, the Company entered into a definitive agreement to sell its wholly owned subsidiary, BankAtlantic, to BB&T Corporation (“BB&T”). In acquiring BankAtlantic, based on September 30, 2011 balances, BB&T will acquire approximately $2.1 billion in loans and assume approximately $3.3 billion in deposits. The deposit premium estimated to be $301 million based on the September 30, 2011 balances, represents 9.05% of total deposits and 10.32% of non-CD deposits at September 30, 2011. The deposit premium will be increased or decreased based upon the average daily closing balance of non-CD deposits during a specified pre-closing period provided that the deposit premium will not exceed $315.9 million.

As part of the transaction, BankAtlantic will distribute to the Company specifically identified assets, including certain performing and non-performing loans and tax certificates, real estate owned, and related reserves, which in the aggregate was recorded on the balance sheet of BankAtlantic at approximately $623.6 million as of September 30, 2011. At September 30, 2011, the assets to be distributed included approximately $271.3 million of performing loans, $315.2 million of non-performing loans, of which $96.5 million were paying as agreed, $18.7 million in tax certificates, $83.4 million of real estate owned, and reserves related to these assets totaling $81.9 million. At the closing of the transaction, the sum of the deposit premium and the net asset value of BankAtlantic as calculated pursuant to the terms of the agreement as of the closing after giving effect to the distribution of the assets described above will be paid in cash. If the sum is a positive number it will be paid by BB&T to the Company, and if the sum is a negative number it will be paid by the Company to BB&T. The agreement also requires that the Company pay all accrued deferred interest to its Trust Preferred Securities holders at the next scheduled payment date subsequent to closing. Closing of the transaction is subject to receipt of required regulatory approvals and other customary closing conditions.

On October 21, 2011, the Company received notification from NYSE Regulation, Inc. that the Company is currently below the continued listing criteria established by the New York Stock Exchange (“NYSE”) because, as of October 14, 2011, the Company’s average market capitalization for the preceding 30-day trading period was $48.9 million. Listed companies with shareholders equity of less than $50 million, such as the Company, are required to maintain an average market capitalization of at least $50 million for any consecutive 30-day trading period. The NYSE’s market capitalization and equity requirements are based on the Company’s publicly traded Class A Common Stock. Under the NYSE’s rules, the Company is required to submit a business plan (the “Plan”) to the NYSE within 45 days after the date of the Notice, in which the Company must advise the NYSE of the actions it expects to take in order to comply with the NYSE’s continued listing standards within 18 months after the date of the Notice. The Company’s Class A Common Stock will continue to be listed and traded on the NYSE during this period, subject to the NYSE’s acceptance of the Plan, and the Company’s compliance with the Plan and the other continued listing standards of the NYSE. The Company expects to work with the NYSE with respect to curing the deficiency, and the Company’s market capitalization at November 7, 2011 was $78.2 million. Additionally, the Parent Company expects that it will meet the NYSE listing criteria upon completion of the sale of BankAtlantic to BB&T in accordance with the terms of the agreement described above. The market price of the Company’s Class A Common Stock is subject to significant volatility and it may decrease in the future and cause the Company to fail to comply with the NYSE requirements for continued listing.

BankAtlantic Bancorp, Inc. and Subsidiaries

Currently, the Parent Company’s principal source of liquidity is its cash and funds obtained from its wholly-owned work-out subsidiary. The Parent Company also may obtain funds through the issuance of equity and debt securities and through dividends, although no dividends from BankAtlantic are anticipated or contemplated for the foreseeable future. The Parent Company has used its funds to contribute capital to its subsidiaries, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. At September 30, 2011, BankAtlantic Bancorp had approximately $333.3 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest obligations on this indebtedness totaled approximately $15.0 million based on interest rates at September 30, 2011, which are generally indexed to three-month LIBOR. In order to preserve liquidity in the current economic environment, the Parent Company elected in February 2009 to commence deferring interest payments on all of its outstanding junior subordinated debentures and to cease paying cash dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow the Parent Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009, and regularly scheduled quarterly interest payments aggregating $39.1 million that would otherwise have been paid during the 33 months ended September 30, 2011 were deferred. The Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments for up to another 9 consecutive quarterly periods through ongoing appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Parent Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Parent Company may end the deferral period by paying all accrued and unpaid interest. If the Parent Company continues to defer interest on its junior subordinated debentures through the year ended December 31, 2013, it will owe an aggregate of approximately $74.0 million of unpaid interest based on average interest rates as of September 30, 2011. The Company’s financial condition could be adversely affected if interest payments continue to be deferred. If the sale of BankAtlantic to BB&T is consummated pursuant to the November 1, 2011 agreement, the Parent Company will pay the outstanding deferred interest in connection with the closing. See “Item 1. Financial Statements - Note 13 to the Notes to Consolidated Financial Statements – Unaudited” for a description of the Company’s commitment to pay the outstanding deferred interest in connection with the consummation of the BB&T transaction.

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

In February 2010, the Company filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $75 million of Class A Common Stock, preferred stock, subscription rights, warrants or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in a prospectus supplement if and when offered. On June 16, 2011, the Company completed its rights offering under the registration statement issuing 3,025,905 shares of Class A Common Stock for net proceeds of $11.0 million. As a result of the completion of a $20 million rights offering during the year ended December 31, 2010 and the $11.3 million rights offering in June 2011, $43.7 million of securities remain available for future issuance under this registration statement. The Parent Company utilized the proceeds from the June 2011 rights offering plus $9.0 million in cash to make a $20 million capital contribution to BankAtlantic.

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

BankAtlantic Bancorp, Inc. and Subsidiaries

The Parent Company has the following cash and investments that it believes provide a source for potential liquidity at September 30, 2011.

	As of September 30, 2011
(in thousands)	Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Cash and cash equivalents	$2,195	—	—	2,195
Securities available for sale	10	—	1	9

Total	$2,205	—	1	2,204

The non-performing loans transferred to the wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary. The balance of these loans and real estate owned at September 30, 2011 was $21.3 million. During the nine months ended September 30, 2011, the Parent Company received net cash flows of $2.1 million from its work-out subsidiary. The Parent Company does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013.

BankAtlantic Liquidity and Capital Resources

BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans, securities available for sale and real estate owned; proceeds from advances from FHLB; Treasury and Federal Reserve lending programs; interest payments on loans and securities; capital contributions from the Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses. BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic maintained excess cash balances during the nine months ended September 30, 2011 in order to fund the June 2011 sale of the Tampa branch network and improve liquidity and its risk-based regulatory capital ratios. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under lines of credit and Treasury and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition, an increase in interest rates or an increase in liquidity needs, may require BankAtlantic to offer higher interest rates to maintain deposits, which may not be successful in generating deposits, and which would increase its cost of funds or reduce its net interest income. BankAtlantic is restricted by banking regulators from offering interest rates on its deposits which are significantly higher than market area rates.

BankAtlantic’s unused lines of credit decreased from $843 million as of December 31, 2010 to $623 million as of September 30, 2011 due to lower loan and securities available for sale collateral balances partially offset by lower FHLB advance balances. The FHLB has granted BankAtlantic a line of credit capped at 30% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic utilized its FHLB line of credit to obtain an $85.0 million letter of credit primarily securing public deposits as of September 30, 2011. There were no FHLB borrowings outstanding as of September 30, 2011. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $547 million at September 30, 2011. An additional source of liquidity for BankAtlantic is its securities portfolio. As of September 30, 2011, BankAtlantic had $41 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is a participating institution in the Federal Reserve Treasury Investment Program for up to $1.5 million in funding and at September 30, 2011 BankAtlantic had $1.0 million of short-term borrowings outstanding under this program. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program under its secondary credit program. The amount that can be borrowed under this program is dependent on the delivery of collateral to the Federal Reserve, and BankAtlantic had unused available borrowings of approximately $34.7 million as of September 30, 2011, with no amounts

BankAtlantic Bancorp, Inc. and Subsidiaries

outstanding under this program at September 30, 2011. We are not permitted to incur day-light overdrafts in our Federal Reserve bank account and accordingly, our intent is to continue to maintain sufficient funds at the Federal Reserve to support intraday activity BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, deterioration in BankAtlantic’s financial condition, litigation or regulatory action may make borrowings unavailable or make terms of the borrowings and deposits less favorable. There is a risk that our cost of funds will increase and that the borrowing capacity from funding sources may decrease, all of these factors could have material adverse effect on BankAtlantic’s liquidity.

At September 30, 2011, BankAtlantic had no securities sold under agreements to repurchase outstanding. During the second quarter of 2011, BankAtlantic discontinued entering into repurchase agreements with its customers and transferred $12.2 million of securities sold under repurchase agreements to non-interest bearing deposits in June 2011. Additionally, BankAtlantic had total cash on hand with other financial institutions of $574.4 million at September 30, 2011.

Included in deposits at September 30, 2011 was $6.0 million in brokered deposits. BankAtlantic is currently restricted by its regulators from acquiring additional brokered deposits or renewing its existing brokered deposits, and expects the balance of its brokered deposits to continue to decline.

BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions and regulatory actions may make it more difficult for us and for financial institutions in general to borrow money. We cannot predict with any degree of certainty how long these adverse market conditions may continue, nor can we anticipate the degree to which such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. Further deterioration in the financial markets or adverse regulatory actions may further impact us or result in additional market-wide liquidity problems, and affect our liquidity position. We believe BankAtlantic has improved its liquidity position during the year ended December 31, 2010 and the nine months ended September 30, 2011 by paying down borrowings and reducing assets.

BankAtlantic’s commitment to originate loans was $23.4 million at September 30, 2011 compared to $49.3 million of commitments to originate loans at September 30, 2010. At September 30, 2011, total loan commitments represented approximately 0.92% of net loans receivable.

BankAtlantic’s actual capital amounts and ratios are presented in the table below and are compared to the prompt corrective action (“PCA”) “well capitalized” requirements and the capital requirements set forth in the Bank Order (dollars in thousands):

	Actual		PCA Defined Well Capitalized		Bank Order Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011:
Total risk-based capital	$358,517	14.96%	$239,606	10.00%	$335,448	14.00%
Tier I risk-based capital	$306,059	12.77%	$143,764	6.00%
Tangible capital	$306,059	8.29%	$55,371	1.50%
Tier 1/Core capital	$306,059	8.29%	$184,750	5.00%	$295,313	8.00%
As of December 31, 2010:
Total risk-based capital	$334,601	11.72%	$285,541	10.00%
Tier I risk-based capital	$276,362	9.68%	$171,325	6.00%
Tangible capital	$276,362	6.22%	$66,672	1.50%
Tier 1/Core capital	$276,362	6.22%	$222,240	5.00%

Pursuant to the Bank Order, BankAtlantic was required to attain by June 30, 2011 and maintain a Tier 1/Core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. BankAtlantic historically maintained its regulatory capital ratios at levels that exceeded prompt corrective action “well capitalized” requirements; however, based on BankAtlantic’s risk profile, the OTS raised its regulatory capital requirements above the

BankAtlantic Bancorp, Inc. and Subsidiaries

“well capitalized” amounts. The Parent Company and BankAtlantic will seek to maintain the higher capital requirements under the Bank Order through efforts that may include the issuance of the Parent Company’s Class A Common Stock through a public or private offering. Additionally, BankAtlantic may continue to seek to reduce its asset size in order to improve its regulatory capital ratios, although this may make it more difficult to achieve profitability. The Company may not be successful in raising additional capital in subsequent periods upon favorable terms, or at all. The inability to raise capital or otherwise continue to meet regulatory requirements in the future would have a material adverse impact on the Company’s business, results of operations and financial condition. See “Item 1. Financial Statements - Note 13 to the Notes to Consolidated Financial Statements – Unaudited” for a description of the November 1, 2011 agreement to sell BankAtlantic to BB&T Corporation.

The Company’s Contractual Obligations and Off Balance Sheet Arrangements as of September 30, 2011 were (in thousands):

	Payments Due by Period (1)(2)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Time deposits	$409,167	326,432	65,171	16,050	1,514
Long-term debt	355,333	—	61,138	—	294,195
Operating lease obligations held for sublease	15,010	706	1,286	1,292	11,726
Operating lease obligations held for use	31,564	5,161	8,218	4,931	13,254
Pension obligation	18,443	1,496	3,155	3,545	10,247
Other obligations	11,406	3,406	6,400	1,600	—

Total contractual cash obligations	$840,923	337,201	145,368	27,418	330,936

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

The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic are unpredictable. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the nine months ended September 30, 2011. For a discussion on the effect of changing interest rates on BankAtlantic’s earnings during the nine months ended September 30, 2011, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Net Interest Income.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BankAtlantic Bancorp, Inc. and Subsidiaries

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, there have been no material changes or developments in the material pending legal proceedings involving the Company from the descriptions contained in Item 3 of the Company’s Annual report on Form 10-K for the year ended December 31, 2010 and Part II – Item 1. – “Legal Proceedings.” of the Company’s quarterly reports on Form 10-Q for the periods ended March 31, 2011 and June 30, 2011.

D.W. Hugo, individually and on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. BankAtlantic Bancorp, Inc., Alan B. Levan, Jarett S. Levan, Jay C. McClung, Marcia K. Snyder, Valerie Toalson, James A. White, John E. Abdo, D. Keith Cobb, Steven M. Coldren, and David A. Lieberman, Case No. 0:08-cv-61018-UU, United States District Court, Southern District of Florida

In July 2008, the Company, certain officers and Directors were named in a lawsuit which alleges that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to the Company’s Commercial Real Estate Loan Portfolio. The Complaint further alleges that the Company’s public filings and statements did not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and sought damages on behalf of the Company. In July 2011, the case was dismissed and the parties exchanged mutual releases and neither the defendants nor the Company made any monetary payments in connection with the dismissal.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 as supplemented by Item 1A Risk Factors in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, except for the addition of the following risk factor.

The transaction between BB&T and BankAtlantic Bancorp may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to BankAtlantic Bancorp associated with consummating the transaction.

As described in Note 13, on November 1, 2011, the Company entered into a Stock Purchase Agreement (the “Agreement”) with BB&T Corporation (“BB&T”) which provides for the sale to BB&T of all of the shares of capital stock of BankAtlantic, the Company’s wholly owned banking subsidiary. Consummation of the transaction is subject to receipt of required regulatory approvals, which may not be timely received or may impose conditions unacceptable to the parties, and to other customary closing conditions. If closing of the transaction is delayed beyond July 31, 2012, either party may cancel the Agreement. Further, pursuant to the terms of the Agreement, the Company is, in connection with the closing, required to fund amounts necessary to pay the outstanding deferred interest on the Company’s trust preferred securities as well as possible amounts to BB&T depending on the non-CD deposit levels and the shareholders’ equity of BankAtlantic at that time. We may not have available liquidity to make such payments and may need to raise funds through equity or debt financings which may not be available on reasonable terms or at all. While the consummation of the transaction is anticipated to significantly improve the stockholders’ equity of BankAtlantic Bancorp, the net book value of the assets to be retained by BankAtlantic Bancorp as part of the transaction are subject to impairment, and may not in the future be monetized at the values ascribed to them. The proposed sale of BankAtlantic may create uncertainty for its shareholders, which may adversely affect our ability to retain key employees. BankAtlantic Bancorp’s shareholders or holders of trust preferred securities may bring litigation against the Company based on the transaction, either before or after consummation of the transaction, which could result in, among other things, the termination of the transaction or acceleration of the amounts outstanding under the trust preferred securities. Additionally, as a result of the announcement of the transaction, the future trading price of our Class A Common Stock may be volatile and could be subject to wide price fluctuations.

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

BANKATLANTIC BANCORP, INC.

November 14, 2011	By:	/s/ Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/Chairman/President

November 14, 2011	By:	/s/ Valerie C. Toalson
Date		Valerie C. Toalson
Executive Vice President, Chief Financial Officer