Form 10-K
period 2011-12-31
BANKATLANTIC BANCORP INC
filed 2012-03-30
CIK 921768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the Year Ended December 31, 2011

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

YES   [    ]   NO  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

Act.     YES  [    ]  NO  [X]

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

    YES  [X]  NO  [    ]

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES  [    ]  NO  [X]

The aggregate market value of the voting common equity held by non-affiliates was $45.3 million, computed by reference to the closing price of the registrant’s Class A Common Stock on June 30, 2011. The registrant does not have any non-voting common equity.

The number of shares of the registrant’s Class A Common Stock outstanding on March 7, 2012 was 15,434,564. The number of shares of the registrant’s Class B Common Stock outstanding on March 7, 2012 was 195,045.

Portions of the registrant’s Definitive Proxy Statement relating to its 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM I. BUSINESS

BankAtlantic Bancorp, Inc., together with its subsidiaries is referred to as “the Company” “we,” “us,” or “our” and without its subsidiaries is referred to as “BankAtlantic Bancorp” or the “Parent Company” in this document. The principal assets of the Company consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”). We report our operations through two business segments consisting of BankAtlantic and BankAtlantic Bancorp (also referred to as the Parent Company).

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and include words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to have been correct. Actual results could differ materially as a result of a variety of risks and uncertainties, many of which are outside of the control of management. These risks and uncertainties include, but are not limited to the impact of economic, competitive and other factors affecting the Company and BankAtlantic and their operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, decreases in real estate values, and increased unemployment or sustained high unemployment rates on our business generally, BankAtlantic’s regulatory capital ratios, the ability of our borrowers to service their obligations and of our customers to maintain account balances and the value of collateral securing our loans; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact of the economy and real estate market values on our assets and the credit quality of our loans (including those held in the asset workout subsidiary of the Company); the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; the impact of and expenses associated with litigation including but not limited to litigation relating to overdraft fees and litigation brought by the SEC; risks associated with maintaining required capital levels and that failing to comply with regulatory mandates will result in the imposition of additional regulatory requirements and/or fines; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities and our ability to raise capital; and the risks associated with the impact of periodic valuation testing of goodwill, deferred tax assets and other assets. Past performance and perceived trends may not be indicative of future results. In addition, this document contains forward looking statements relating to the impact of the recent amended agreement between BankAtlantic Bancorp and BB&T for the sale of BankAtlantic to BB&T that involve a number of risks and uncertainties including, but not limited to, the following: that the transaction between BB&T and BankAtlantic Bancorp may not be completed in the time frame indicated, on anticipated terms, or at all; that BankAtlantic Bancorp’s and/or BankAtlantic’s business or net asset values may be negatively affected by the pendency of the proposed transaction or otherwise; that regulatory approvals may not be received; that the transaction may not be as advantageous to BankAtlantic Bancorp as expected; that BankAtlantic Bancorp’s shareholders may not realize the anticipated benefits; that BankAtlantic Bancorp’s future business plans may not be realized as anticipated, if at all; that the Company’s Class A Common Stock may not meet the requirements for continued listing on the NYSE; and that the assets retained by BankAtlantic Bancorp or held by the limited liability company in which BB&T and BankAtlantic Bancorp will own an interest after the closing may not be monetized at the values currently ascribed to them. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in this annual report on Form 10-K, including Item 1A. Risk Factors. The Company cautions that the foregoing factors are not exclusive.

The Company

We are a Florida-based bank holding company and own BankAtlantic and its subsidiaries. BankAtlantic provides a full line of products and services encompassing retail and business banking. Detailed operating financial information by segment is included in note 25 to the Company’s Consolidated Financial Statements.

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

As of December 31, 2011, we had consolidated total assets of approximately $3.7 billion.

Recent Events

The Parent Company on November 1, 2011 entered into a definitive agreement (“Agreement”) to sell BankAtlantic to BB&T Corporation (“BB&T”).

Under the terms and conditions of the Agreement, as entered into on November 1, 2011, BankAtlantic was to distribute to the Parent Company a wholly owned subsidiary, Retained Assets, LLC, into which it would contribute certain performing and non-performing loans and tax certificates, real estate owned and related reserves as well as previously written off assets identified in the Agreement that were recorded on the Consolidated Statement of Financial Condition of BankAtlantic at approximately $623.6 million as of September 30, 2011. Further, the Agreement, as entered into on November 1, 2011, required that the Parent Company fund amounts necessary to pay the outstanding deferred interest on the Parent Company’s trust preferred securities (“TruPs”) through closing, but did not provide for the assumption by BB&T of any obligations with respect to the Parent Company’s outstanding TruPs.

Following the initial announcement of the Agreement on November 1, 2011, purported holders of direct or indirect interests in the Parent Company’s TruPs filed an action in the Court of Chancery of the State of Delaware, and certain of the trustees under the indentures underlying the TruPs sent notices of default or joined in the action, seeking a declaration that the transaction contemplated by the November 1, 2011 Agreement violated certain covenants contained in the TruPs indentures and that the assumption of the TruPs by BB&T was required. On February 27, 2012, the Court of Chancery of the State of Delaware entered an injunction prohibiting the sale of BankAtlantic pursuant to the terms of the November 1, 2011 Agreement.

Following the entry of the injunction, the Parent Company and BB&T entered into negotiations to revise the terms of the Agreement to provide for BB&T’s assumption of the TruPs. On March 13, 2012, the Parent Company and BB&T entered into an amendment to the Agreement (“Amendment” or “Transaction”) pursuant to which, among other things, BB&T agreed to assume the Parent Company’s approximately $285 million in principal amount of outstanding TruPs. The Parent Company remained obligated to pay at the closing of the transaction all interest accrued on the TruPs through closing, and the Parent Company agreed to pay or escrow certain legal fees and expenses with respect to the TruPs-related litigation.

Based on BB&T’s assumption of the Parent Company’s outstanding TruPs obligations, BB&T and the Parent Company agreed in the Amendment that certain of those assets originally contemplated to be distributed to the Parent Company in Retained Assets, LLC will now be distributed to another limited liability company, Newco, LLC, and that the balance of the assets, including approximately $175 million in commercial real estate nonaccrual loans and real estate owned (based on BankAtlantic’s book value gross of any reserves as of January 31, 2012), will be distributed to the Parent Company in Retained Assets, LLC. Under the Amendment, immediately prior to the closing, BankAtlantic will contribute to Newco, LLC $424 million of loans and $17 million of real estate and other assets on a net basis (based on

BankAtlantic’s book value gross of any reserves as of January 31, 2012), which are now held by BankAtlantic. At closing BB&T will receive a 95% preferred interest in the cash flows of Newco, LLC, which it will continue to hold until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR plus 200 basis points per annum. At that time, BB&T’s interest in Newco, LLC will terminate, and the Parent Company, which will initially hold a 5% preferred interest in the cash flows of Newco, LLC, will thereafter be entitled to any and all residual cash flows. The assets held by Newco, LLC are expected to be monetized over a period of up to seven years or longer if BB&T’s preference amount is repaid within such seven year period. Under the Amendment, the Parent Company agreed to provide BB&T with an unsecured guarantee of up to $35 million to further ensure the recovery within seven years of BB&T $285 million preference amount.

The cash consideration to be exchanged at the closing of the Transaction under the Agreement will reflect a deposit premium (estimated based on September 30, 2011 balances to be $300.9 million) to the closing net asset value of BankAtlantic. The estimated premium represents 9.05% of total deposits and 10.32% of non-CD deposits of BankAtlantic at September 30, 2011, and will be increased or decreased at closing by 10.32% of the amount by which the average daily closing balance of non-CD deposits during the ten business day period ending on the business day immediately preceding the closing exceeds or is less than $2.915 billion, provided that the premium will not exceed $315.9 million. At the closing, the sum of the premium and the net asset value of BankAtlantic, as calculated pursuant to the terms of the Agreement as of the closing after giving effect to the Retained Asset, LLC and Newco, LLC distributions, are to be paid in cash. If the sum is a positive number, it is to be paid by BB&T to the Parent Company. If the sum is a negative number, it is to be paid by the Parent Company to BB&T.

If the closing of the Transaction had occurred on December 31, 2011, based on financial data as of December 31, 2011 the Parent Company would have received cash of approximately $41 million under the terms of the Stock Purchase Agreement in connection with the consummation of the Transaction (without giving effect to the payment of the accrued interest on the trust preferred securities or the payment in escrow of the trustees’ legal fees and expenses with respect to the trust preferred-related litigation). However, the actual amount of cash to be received by the Parent Company upon consummation of the Transaction will be based upon the balance of non-CD deposits, the amount of cash proceeds generated by the assets to be contributed to Retained Assets, LLC and the results of operations of BankAtlantic as of and during the period through the closing date, and may be lower or higher than the amount that would have been received if the closing had occurred on December 31, 2011.

The transaction is anticipated to close during the second quarter of 2012, subject to regulatory approval and certain conditions in the agreement. Following the closing of the Transaction, the Parent Company expects to focus its operations on managing the Retained Assets as well as approximately $73 million of commercial nonaccrual loans to be held by Newco, LLC as of January 31, 2012. The remainder of the Newco, LLC Assets will be managed by one or more independent servicers. The Parent Company will also continue to manage the assets held by its wholly owned asset workout subsidiary, which consists of approximately $20 million of loans and real estate owned as of December 31, 2011. The Parent Company’s operations with respect to the assets to be managed by it may include renewing, modifying, increasing, extending, refinancing and making protective advances with respect to the assets, subject to the terms of a servicing agreement to be entered into between the Parent Company and Newco, LLC in the case of the assets held by Newco, LLC. The Parent Company may also enter into real estate joint ventures, partnerships or other structures involving these assets or participate in the management of real estate development activities. In addition, based on the timing and volume of cash flows generated in connection with these assets, the Parent Company may, in the near-term, make short-term investments and, over time, engage in various specialty finance and investment activities.

However, the transaction between BB&T and the Parent Company may not be completed in the time frame indicated, on anticipated terms, or at all. The Parent Company’s and/or BankAtlantic’s business may be negatively affected by the pendency of the proposed transaction. See Item 1A. Risk Factors – [The transaction between BB&T and the Parent Company may not be completed on a timely basis, on anticipated terms, or at all] for a further discussion.

Cease and Desist Orders

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

Pursuant to the terms of the Bank Order, BankAtlantic is required to maintain a tier 1 (core) capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. At December 31, 2011, BankAtlantic had a tier 1 (core) capital ratio of 8.22% and a total risk-based capital ratio of 15.15%. Under the terms of the Bank Order, BankAtlantic has revised certain of its plans, programs and policies and submitted to the OCC certain written plans, including a capital plan, a business plan and a plan to reduce BankAtlantic’s delinquent loans and non-performing assets. If BankAtlantic fails to comply with the capital plan and/or fails to maintain the increased capital ratio requirements, or upon any written request from the OCC, BankAtlantic is required to submit a contingency plan, which must detail actions which BankAtlantic would, in its case, take to either merge with or be acquired by another banking institution. BankAtlantic will not be required to implement such contingency plan until such time as it receives written notification from the OCC to do so. In addition, the Bank Order requires BankAtlantic to limit its asset growth and restricts BankAtlantic from originating or purchasing new commercial real estate loans or entering into certain material agreements, in each case without receiving the prior written non-objection of the OCC. Separately, the OTS confirmed that it has no objection to BankAtlantic originating loans to facilitate the sale of certain assets or the renewal, extension or modification of existing commercial real estate loans, subject in each case to compliance with applicable regulations and bank policies. The Bank Order prohibits the payment of dividends and other distributions without the prior written non-objection of the OCC. The Orders also include certain restrictions on compensation paid to the senior executive officers of the Parent Company and BankAtlantic, and restrictions on agreements with affiliates.

In response to the higher capital requirements of the Bank Order, in the event the BB&T transaction is not consummated, the Parent Company and BankAtlantic may seek to issue the Company’s Class A Common Stock in public or private offerings, or adopt operating strategies to increase revenues and to reduce non-interest expenses, asset balances and non-performing loans. There can be no assurance that the Parent Company or BankAtlantic will be able to execute these or other strategies in order to maintain BankAtlantic’s minimum regulatory capital levels.

BankAtlantic

BankAtlantic is a federally-chartered, federally-insured savings bank organized in 1952. It is one of the largest financial institutions headquartered in Florida and provides traditional retail banking services and a wide range of business banking products and related financial services through a network of branches in southeast Florida, primarily in the metropolitan areas surrounding the cities of Miami, Ft. Lauderdale, and West Palm Beach, which are primarily located in the heavily-populated Florida counties of Miami-Dade, Broward, and Palm Beach. In January 2011, BankAtlantic entered into a purchase and assumption agreement with PNC Financial Services Group Inc. (“PNC”) to sell its Tampa branches. The transaction was closed in June 2011 resulting in BankAtlantic recognizing a gain of $38.6 million.

  BankAtlantic’s primary business activities include:

•	attracting checking and savings deposits from individuals and business customers,originating commercial non-mortgage, consumer and small business loans,
•	holding and actively managing its commercial real estate loan portfolio,
•	holding and managing its wholesale residential loans, and
•	maintaining its securities and tax certificates portfolios.

BankAtlantic’s business strategy

BankAtlantic began its “Florida’s Most Convenient Bank” strategy in 2002, when it introduced seven-day banking in Florida. This banking initiative contributed to a significant increase in core deposits (demand deposit accounts, NOW checking accounts and savings accounts). BankAtlantic’s core deposits increased from approximately $600 million as of December 31, 2001 to $2.4 billion as of December 31, 2011. Additionally, while the increase in core deposits during 2009 and 2010 reflected, in part, favorable market conditions generally, we believe that the implementation of new strategies in 2008 further enhanced our visibility in the market and increased customer loyalty and contributed significantly to the increase in core deposit balances. Core deposits declined during 2011 as a result of the sale of the Tampa branches, a significant reduction in advertising and marketing and a focused effort to reduce assets as part of BankAtlantic’s regulatory capital management.

Over the past year, management has implemented strategies in an attempt to comply with the Bank Order which include efforts to increase regulatory capital, improve liquidity and reduce non-performing assets. These strategies primarily included reducing risk-based asset levels through loan and securities repayments in the ordinary course, reducing total assets and reducing expenses. These initiatives, while important to maintaining capital ratios, have also had the effect of negatively impacting results from operations as the reduction in asset levels resulted in a reduction of earning assets adversely impacting our net interest income. BankAtlantic’s regulatory capital ratios have also been enhanced through capital contributions from the Parent Company. During the years ended December 31, 2011, 2010 and 2009, the Parent Company contributed capital of $20 million, $28 million and $105 million, respectively, to BankAtlantic. BankAtlantic’s actual capital ratios as of December 31, 2011 and the ratios required under the Bank Order were as follows:

	Actual		Bank Order Capital Requirements
	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total risk-based capital	$349,751	15.15%	323,296	14.00
Tier I risk-based capital	$298,499	12.93%	138,555	6.00
Tangible capital	$298,499	8.22%	54,496	1.50
Core capital	$298,499	8.22%	290,648	8.00
As of December 31, 2010
Total risk-based capital	$334,601	11.72%	399,758	14.00
Tier I risk-based capital	$276,362	9.68%	171,325	6.00
Tangible capital	$276,362	6.22%	66,672	1.50
Core capital	$276,362	6.22%	355,584	8.00

As described in “Recent Developments,” BankAtlantic is required pursuant to the Bank Order to maintain a core capital ratio of 8% and a total risk based capital ratio of 14% as of June 30, 2011. BankAtlantic’s regulatory capital requirements were increased based on the determination by the OTS that BankAtlantic had inadequate capital given its level of criticized assets and its concentration of high risk commercial real estate and construction loans as well as losses over the past three years.

The economic recession and the substantial decline in real estate values since 2007 throughout the United States, and particularly in Florida, have had an adverse impact on the credit quality of BankAtlantic’s loan portfolio. BankAtlantic’s non-performing assets increased from $197.9 million at December 31, 2007 to $418.3 million at December 31, 2011. In response, we have taken the following steps:

•	Focused efforts and enhanced staffing relating to loan work-outs, collection processes and valuations;
•	Reduction of criticized assets;
•	Ceased originating land and residential acquisition, development and construction loans;
•	Substantially reduced home equity loan originations through underwriting requirements based on lower loan to value ratios; and
•	Froze certain home equity loan unused lines of credit based on declines in borrower credit scores or the market value of loan collateral.

BankAtlantic significantly reduced operating expenses over the past three years. These initiatives included, among others, lowering advertising and marketing expenditures, reducing store and call center hours, consolidating back-office operations and staffing levels, selling the Tampa branches and renegotiating vendor contracts. BankAtlantic also continued during 2011 to evaluate its products and services as well as its delivery systems and back-office support infrastructure with a view toward enhancing its operational efficiency.

BankAtlantic’s loan originations during 2011 were focused on small business and commercial non-mortgage loans originated through its retail and lending networks. BankAtlantic anticipates that it will continue to emphasize small business and commercial non-real estate lending and that the percentage represented by its commercial real estate and residential mortgage loan portfolio balances will decline during 2012 through the scheduled repayment of existing loans and the fact that in order to comply with the Bank Order, BankAtlantic is generally not originating new commercial real estate loans.

Loan products

BankAtlantic offers a number of lending products. Historically, primary lending products have included residential loans, commercial real estate loans, consumer loans, and small business and commercial non-mortgage loans.

Residential: BankAtlantic purchases residential loans in the secondary markets that have been originated by other institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. Residential loans are typically purchased in bulk and are generally non-conforming loans under agency guidelines due primarily to the size of the individual loans (“jumbo loans”). Some of the purchased residential loans are interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate adjustments or when required amortization of the principal amount commences. These payment increases could affect a borrower’s ability to repay the loan and result in increased defaults and losses. At December 31, 2011, BankAtlantic’s residential loan portfolio included $375.5 million of interest-only loans, $49.1 million of which will become fully amortizing and have interest rates reset in 2012. The credit scores and loan-to-value ratios for interest-only loans are similar to those of amortizing loans. BankAtlantic sought to manage the credit risk associated with these loans by limiting purchases of interest-only loans to those originated to borrowers that it believed to be credit worthy and with loan-to-value and total debt to income ratios within agency guidelines. During the last several years BankAtlantic’s residential loan purchases were generally lower than historical levels, with $15.3 million and $9.9 million of these loans purchased during 2011 and 2010, respectively.

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

Commercial Real Estate: BankAtlantic provided commercial real estate loans for acquisition, development and construction of various types of properties including office buildings, retail shopping centers, residential construction and other non-residential properties. BankAtlantic also provided loans to acquire or refinance existing income-producing properties. These loans were primarily secured by property located in Florida. Commercial real estate loans were generally originated in amounts based upon the appraised value of the collateral or estimated cost to construct, generally had a loan-to-value ratios at the time of origination of less than 80%, and generally required that one or more of the principals of the borrowing entity guaranteed these loans. Most of these loans have variable interest rates and are indexed to either prime or LIBOR rates. Due to high concentrations of non-performing and adversely classified commercial real estate and construction loans in BankAtlantic’s loan portfolio, BankAtlantic generally ceased the origination of commercial real estate loans during the year ended December 31, 2010. Additionally, pursuant to the Bank Order, BankAtlantic has agreed to cease the purchase or origination of new commercial real estate loans unless it receives the prior written non-objection of the OCC . However, BankAtlantic may originate new loans to facilitate the sale of nonperforming assets or criticized assets and fund commercial real estate loan commitments entered into before November 1, 2010, make protective advances for taxes and insurance, renew, extend or modify existing commercial real estate loans, provided that such actions comply with regulatory underwriting guidelines and BankAtlantic’s lending policies.

BankAtlantic’s commercial real estate loan portfolio is divided into four loan classes: commercial residential, commercial owner occupied, commercial land, and commercial other.

Commercial residential real estate loans have resulted in significant losses to BankAtlantic. These loans were originated to developers or home builders for the construction of one to four dwelling units. This class of loans is divided into three categories—builder land bank loans, land acquisition and development loans, and land acquisition, development and construction loans. The builder land bank loan category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders. The land acquisition and development loan category consists of loans secured by residential land which was intended to be developed by the borrower and sold to homebuilders. The land acquisition, development and construction loan category consists of loans secured by residential land which was intended to be fully developed by the borrower/developer who also might have had plans to construct homes on the property.

Commercial real estate owner occupied loans are also real estate collateralized loans; however, the primary source of repayment is the cash flow from the business operated on the premises of the property serving as collateral.

Commercial real estate land loans include loans secured by commercial land held for sale or held for investment purposes. These loans are generally to borrowers that intend to expand the zoning of the property and ultimately sell the property to developers.

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

Consumer: Consumer loans consist primarily of loans to individuals originated through BankAtlantic’s retail network. Approximately 98% of consumer loans are home equity lines of credit secured by a first or second mortgage on the primary residence of the borrower, substantially all of which are located in Florida. Approximately 26% of home equity lines of credit balances are secured by a first mortgage on the property. Home equity lines of credit have prime-based interest rates and generally mature in 15 years. Other consumer loans generally have fixed interest rates with terms ranging from one to five years.

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

The composition of BankAtlantic’s loan portfolio was (in millions):

	As of December 31,
	2011		2010		2009		2008		2007
	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct
Loans receivable:
Commercial non-real estate	$118	4.73	134	4.42	154	4.21	143	3.36	131	2.90
Commercial real estate	673	26.98	889	29.32	1,120	30.60	1,231	28.92	1,298	28.69
Small Business
Real estate	185	7.42	203	6.70	213	5.82	219	5.14	212	4.69
Non-real estate	100	4.01	99	3.27	99	2.70	108	2.54	106	2.34
Residential	933	37.41	1,222	40.31	1,550	42.35	1,930	45.34	2,156	47.66
Consumer
Consumer - home equity	546	21.89	604	19.92	670	18.31	719	16.89	676	14.94
Consumer	13	0.52	19	0.63	21	0.57	26	0.61	31	0.68
Loans held for sale	52	2.09	21	0.69	4	0.11	3	0.07	4	0.09

Total	2,620	105.05	3,191	105.26	3,831	104.67	4,379	102.87	4,614	101.99

Adjustments:
Unearned discounts (premiums)	(3)	(0.12)	(2)	(0.06)	(3)	(0.08)	(3)	(0.07)	(4)	(0.09)
Allowance for loan losses	129	5.17	161	5.31	174	4.75	125	2.94	94	2.08

Total loans receivable, net	$2,494	100.00	3,032	100.00	3,660	100.00	4,257	100.00	4,524	100.00

At March 31, 2008, BankAtlantic transferred $101.5 million of non-performing commercial loans to a subsidiary of the Parent Company and the loans are not reported on the above table as of December 31, 2011, 2010, 2009 and 2008.

Included in BankAtlantic’s commercial and construction and development loan portfolios were the following commercial residential loans (in millions):

	As of December 31,
	2011	2010	2009	2008

Builder land bank loans	$8	10	44	62
Land acquisition and development loans	94	119	172	210
Land acquisition, development and construction loans	3	4	11	32

Total commercial residential loans	$105	133	227	304

Investments

Securities available for sale: BankAtlantic invests in obligations of, or securities guaranteed by, the U.S. government or its agencies. These include mortgage-backed securities and real estate mortgage investment conduits (“REMICs”). BankAtlantic’s securities available for sale portfolio at December 31, 2011 reflects a decision to seek high credit quality and securities guaranteed by government sponsored enterprises in an attempt to minimize credit risk in its investment portfolio to the extent possible. During 2011, BankAtlantic used the proceeds from the maturity of short term investments and sold $84.0 million of securities for a $6.9 million gain in order to reduce borrowings and improve regulatory capital ratios. The available for sale securities portfolio serves as a source of liquidity as well as a means to moderate the effects of interest rate changes. The decision to purchase and sell securities from time to time is based upon a current assessment of the economy, the interest rate environment, and capital and liquidity strategies and requirements. BankAtlantic’s investment portfolio does not include credit default swaps, commercial paper, collateralized debt obligations, structured investment vehicles, auction rate securities, trust preferred securities or equity securities in Fannie Mae or Freddie Mac.

Tax Certificates: Tax certificates are evidences of real property tax obligations that are sold through auctions or bulk sales by various state and local taxing authorities. A tax obligation arises when the property owner fails to timely pay the real estate taxes on the property. Certain municipalities bulk sale their entire tax certificates for the prior year by auctioning the portfolio to the highest bidder instead of auctioning each certificate separately. Tax certificates represent a priority lien against the real property for the delinquent real estate taxes. The minimum repayment to satisfy the lien is the certificate amount plus the interest accrued through the redemption date, plus applicable penalties, fees and costs. Tax certificates have no payment schedule or stated maturity. If the certificate holder does not file for the deed within established time frames, the certificate may become null and void and lose its value. BankAtlantic’s experience with this type of investment has generally been favorable because the rates earned are generally higher than many alternative investments and substantial repayments typically occur over a one-year period. During 2008, BankAtlantic discontinued acquiring tax certificates through bulk acquisitions as it experienced higher than historical losses from these types of acquisitions. During each of the years in the three year period ending December 31, 2011, BankAtlantic purchased tax certificates primarily in Florida.

The composition, yields and maturities of BankAtlantic’s securities available for sale, investment securities and tax certificates were as follows (dollars in thousands):

	Tax Certificates	Treasury and Agencies	Tax-Exempt Securities	Taxable Securities	Mortgage- Backed Securities	Corporate Bond and Other	Total	Weighted Average Yield

December 31, 2011
Maturity: (1)
One year or less	$29,074	-	-	-	249	-	29,323	5.88%
After one through five years	16,488	-	-	-	115	-	16,603	5.90
After five through ten years	-	-	-	-	13,542	-	13,542	4.48
After ten years	-	-	-	-	31,202	-	31,202	4.80

Fair values (2)	$45,562	-	-	-	45,108	-	90,670	5.30%

Amortized cost (2)	$46,488	-	-	-	43,094		89,582	5.36%

Weighted average yield based on fair values	5.81	-	-	-	4.69	-	5.30
Weighted average maturity (yrs)	1.0	-	-	-	17.29	-	8.80

December 31, 2010
Fair values (2)	$90,738	60,143	162,123	19,922	180,883	-	513,809	2.41%

Amortized cost (2)	$89,789	60,000	162,113	19,936	171,253		503,091	3.37%

December 31, 2009
Fair values (2)	$112,472	-	-	-	319,292	250	432,014	4.00%

Amortized cost (2)	$110,991	-	-	-	307,314	250	418,555	5.35%

(1)

Except for tax certificates, maturities are based upon contractual maturities. Tax certificates do not have stated maturities, and estimates in the above table are based upon historical repayment experience (generally 2 years).

(2)

Equity securities held by the Parent Company with a cost of $0, $1.5 million and $1.5 million and a fair value of $0, $1.5 million and $1.5 million, at December 31, 2011, 2010 and 2009, respectively, were excluded from the above table. At December 31, 2011 and 2010, equities held by BankAtlantic with a cost of $1.3 million and a fair value of $1.3 million were excluded from the above table.

A summary of the amortized cost and gross unrealized appreciation or depreciation of estimated fair value of tax certificates and securities available for sale were as follows (in thousands):

	December 31, 2011 (1)
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value

Tax certificates and investment securities:
Tax certificates:
Cost over market	$46,488	-	926	45,562
Securities available for sale:
Mortgage-backed securities :
Market over cost	43,094	2,014	-	45,108

Total	$89,582	2,014	926	90,670

(1) The above table excludes equity securities held by BankAtlantic with a cost and fair value of $1.3 million at December 31, 2011.

Deposit products and borrowed funds:

Deposits: BankAtlantic offers checking and savings accounts to individuals and business customers. These include commercial demand deposit accounts, retail demand deposit accounts, savings accounts, money market accounts, certificates of deposit, various NOW accounts and IRA and Keogh retirement accounts. BankAtlantic also obtains deposits from municipalities. BankAtlantic solicited deposits from customers in its geographic market through marketing and relationship banking activities primarily conducted through its sales force and store network. BankAtlantic primarily solicited deposits at its branches (or stores) through its “Florida’s Most Convenient Bank” initiative and its relationship marketing strategy. The Dodd-Frank Wall Street Reform and Consumer Protection Act permanently raised the maximum standard deposit insurance to $250,000 per depositor and the Act provides full deposit insurance coverage on non-interest bearing deposit accounts until January 1, 2013. See note 12 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s deposit accounts.

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

•

Securities sold under agreements to repurchase include a sale of a portion of its current investment portfolio (usually mortgage-backed securities and REMICs) at a negotiated rate and an agreement to repurchase the same assets on a specified future date. BankAtlantic issues repurchase agreements to institutions. BankAtlantic discontinued the issuance of repurchase agreements to its customers during the year ended December 31, 2011. These transactions are collateralized by securities in its investment portfolio but are not insured by the Federal Deposit Insurance Corporation (“FDIC”). See note 14 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s securities sold under agreements to repurchase borrowings.

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

BankAtlantic’s other borrowings have floating interest rates and consist of subordinated debentures. See note 16 to the “Notes to Consolidated Financial Statements” for more information regarding BankAtlantic’s other borrowings.

Parent Company

The Parent Company’s operations consist primarily of assisting with the financing of the capital needs of BankAtlantic and its subsidiaries and management of the asset work-out subsidiary.

In March 2008, the Parent Company used a portion of the proceeds obtained from the sale of Ryan Beck to Stifel to purchase from BankAtlantic $101.5 million of non-performing loans at BankAtlantic’s carrying value. These loans are held in an asset workout subsidiary wholly-owned by the Parent Company, which has entered into an agreement with BankAtlantic pursuant to which BankAtlantic services the transferred non-performing loans. The Parent Company also has arrangements with BFC Financial Corporation (“BFC”) for BFC to provide certain human resources, insurance management, investor relations, real estate advisory services and other administrative services to the Parent Company and its subsidiaries. The largest expense of the Parent Company is interest expense on junior subordinated debentures issued in connection with trust preferred securities. The Company has the right to defer quarterly payments of interest on the junior subordinated debentures for a period not to exceed 20 consecutive quarters without default or penalty. During the past three years ended December 31, 2011 and during the first quarter of 2012, the Company notified the trustees under its junior subordinated debentures that it has elected to defer its quarterly interest payments. During the deferral period, the respective trusts suspend the declaration and payment of dividends on the trust preferred securities. Additionally, during the deferral period, the Company may not pay dividends on or repurchase its common stock. The Parent Company deferred the interest and dividend payments in order to preserve its liquidity in response to economic conditions. The Parent Company has agreed in connection with the proposed BB&T transaction to pay the deferred interest on the trust preferred securities through closing.

The Parent Company had the following cash and investments as of December 31, 2011 (in thousands).

(in thousands)	Carrying Value	Gross Unrealized Appreciation	Estimated Fair Value

Cash and cash equivalents	$2,524	-	2,524
Securities available for sale	10	5	15

Total	$2,534	5	2,529

The Parent Company’s work-out subsidiary had the following loans and real estate owned as of December 31, 2011:

(in millions)	Amount
Commercial residential real estate loans	$4
Commercial other	7

Total commercial loans	11
Real estate owned	9

Total loans and real estate owned	$20

Employees

Management believes that its relations with its employees are satisfactory. The Company currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with programs provided by other major employers in its markets.

The number of employees at the indicated dates was:

	December 31, 2011		December 31, 2010
	Full- time	Part- time	Full- time	Part- time
BankAtlantic Bancorp	8	-	8	-
BankAtlantic	975	53	1,202	162

Total	983	53	1,210	162

Competition

The banking and financial services industry is very competitive and is in a transition period. The financial services industry continues to experience increased competition in the marketplace as we believe that the Dodd-Frank Wall Street Reform and Consumer Protection Act will increase the cost of regulatory compliance creating competitive advantages for larger institutions. As a result, we expect continued consolidation in the financial services industry, creating larger financial institutions. Our primary method of competition is emphasis on relationship banking, customer service and convenience.

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

Regulation of Federal Savings Associations

Holding Company

We are a unitary savings and loan holding company within the meaning of the Home Owners’ Loan Act (“HOLA”), as amended. As such, we were initially registered with the Office of Thrift Supervision (“OTS”), and, prior to July 21, 2011, were subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS had enforcement authority over us prior to such date. Among other things, this authority permitted the OTS to restrict or prohibit activities that were determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings association. Recent changes in the law, which were implemented during 2011, shifted principal regulatory jurisdiction over savings and loan holding companies (like the Company) to the Board of Governors of the Federal Reserve System (“Federal Reserve”). As a result, the Company is subject to ongoing and comprehensive supervision, regulation, examination and enforcement by the Federal Reserve. Management continues to evaluate the practical implications of this shift in regulatory jurisdiction, such as changes in how the Company’s regulators will examine the Company and what new or different standards they may apply to the Company. As a result of those changes, we expect that the Parent Company will, if BankAtlantic is not sold to BB&T, at some point in the future be subject to minimum capital ratios for the first time.

HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from:

•	acquiring another savings institution or its holding company without prior written approval of the Federal Reserve;
•

acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary savings institution, a non-subsidiary holding company, or a non-subsidiary company engaged in activities other than those permitted by HOLA; or

•	acquiring or retaining control of a depository institution that is not insured by the FDIC.

In evaluating an application by a holding company to acquire a savings institution, the Federal Reserve must consider the financial condition and future prospects and the managerial resources and legal compliance record of the company and savings institution involved, the convenience and needs of the community and competitive factors.

As a unitary savings and loan holding company, we generally are not restricted under existing laws as to the types of business activities in which we may engage provided that BankAtlantic continues to satisfy the Qualified Thrift Lender, or QTL, test. See “Regulation of Federal Savings Associations – BankAtlantic — QTL Test” for a discussion of the QTL requirements. If we were to make a non-supervisory acquisition of another savings institution or of a savings institution that meets the QTL test and is deemed to be a savings institution by the Federal Reserve and that will be held as a separate subsidiary, then we would become a multiple savings and loan holding company within the meaning of HOLA and would be subject to limitations on the types of business activities in which we can engage. HOLA limits the activities of a multiple savings institution holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act, subject to the prior approval of the Federal Reserve, and to other activities authorized by Regulation LL of the Federal Reserve.

Transactions between BankAtlantic, including any of BankAtlantic’s subsidiaries, and us or any of BankAtlantic’s affiliates, are subject to various conditions and limitations. See “Regulation of Federal Savings Associations — BankAtlantic Transactions with Related Parties” and the Bank Order. BankAtlantic must file a notice with the Federal Reserve prior to declaration of a dividend and seek approval from the Office of the Comptroller of the Currency (“OCC”) prior to any declaration of the payment of any dividends or other capital distributions to us. See “Regulation of Federal Savings Associations — BankAtlantic Limitation on Capital Distributions” and the Bank Order. See note 2 to the “Notes to Consolidated Financial Statements”.

BankAtlantic

BankAtlantic is a federal savings association and is subject to extensive regulation, examination, and supervision by the OCC, as its primary regulator, and the FDIC, as its deposit insurer. BankAtlantic’s deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (“DIF”), which is administered by the FDIC. BankAtlantic must file reports with the OCC and the FDIC concerning its activities and financial condition. Additionally, BankAtlantic must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions, and must submit applications or notices prior to forming certain types of subsidiaries or engaging in certain activities through its subsidiaries. The OCC and the FDIC conduct periodic examinations to assess BankAtlantic’s safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. The OCC and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies. Any change in such applicable activities or policies, whether by the OCC, the FDIC or the Congress, could have a material adverse impact on us, BankAtlantic, and our operations.

The following discussion is intended to be a summary of the material banking statutes and regulations applicable to BankAtlantic, and it does not purport to be a comprehensive description of such statutes and regulations, nor does it include every federal and state statute and regulation applicable to BankAtlantic.

The Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, was signed into law. The Dodd-Frank Act is having a broad impact on the financial services industry, and imposes significant regulatory and compliance requirements, including the designation of certain financial companies as systemically important financial companies, or SIFIs, the imposition of increased capital, leverage, and liquidity requirements, and numerous other provisions designed to improve supervision and oversight of, and strengthen the safety and soundness within, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework of authority to conduct systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, or Council, the Federal Reserve, the OCC, and the FDIC.

The following items provide a brief description of certain provisions of the Dodd-Frank Act that are most relevant to the Company and BankAtlantic.

•

Principal changes for federal thrifts and savings and loan holding companies. The Dodd-Frank Act preserves the charter for federal thrifts, but eliminated the OTS as the primary federal regulator for federal thrifts and savings and loan holding companies. The functions of the OTS were allocated among the OCC, FDIC, and the Federal Reserve on July 21, 2011. Primary jurisdiction for the supervision and regulation of federal thrifts, including BankAtlantic, was transferred to the OCC; supervision and regulation of savings and loan holding companies, including the Company, was transferred to the Federal Reserve. Although the Dodd-Frank Act maintains the federal thrift charter, it eliminates certain benefits of the charter and imposes new penalties for failure to comply with the QTL test. Under the Dodd-Frank Act, risk-based and leverage capital standards currently applicable to U.S. insured depository institutions will be imposed on U.S. bank holding companies and savings and loan holding companies, and depository institutions and their holding companies will be subject to minimum risk-based and leverage capital requirements on a consolidated basis. In addition, the Dodd-Frank Act requires that savings and loan holding companies be well-capitalized and well managed in the same manner as bank holding companies in order to engage in the expanded financial activities permissible only for a financial holding company.

•

Source of strength. The Dodd-Frank Act requires all companies, including savings and loan holding companies that directly or indirectly control an insured depository institution to serve as a source of strength for the institution. Under this requirement, the Company in the future could be required to provide financial assistance to BankAtlantic should BankAtlantic experience financial distress.

•

Limitation on federal preemption. The Dodd-Frank Act significantly reduces the ability of national banks and federal thrifts to rely on federal preemption of state consumer financial laws. Although the OCC, as the new primary regulator of federal thrifts, will have the ability to make preemption determinations where certain conditions are met, the broad rollback of federal preemption has the potential to create a patchwork of federal and state compliance obligations. This could, in turn, result in significant new regulatory requirements applicable to BankAtlantic, potentially significant changes in our operations and increases in our compliance costs. It could also result in uncertainty concerning compliance, with attendant regulatory and litigation risks.

•

Mortgage loan origination and risk retention. The Dodd-Frank Act contains additional regulatory requirements that may affect our operations and result in increased compliance costs. For example, the Dodd-Frank Act imposes new standards for mortgage loan originations on all lenders, including banking organizations, in an effort to require steps to verify a borrower’s ability to repay. In addition, the Dodd-Frank Act generally requires lenders or securitizers to retain an economic interest in the credit risk relating to loans the lender sells or mortgage and other asset-backed securities that the securitizer issues. The risk retention requirement generally will be 5%, but could be increased or decreased by regulation.

•

Imposition of restrictions on certain activities. The Dodd-Frank Act imposes a new regulatory structure on the over-the-counter derivatives market, including requirements for clearing, exchange trading, capital, margin, reporting, and record keeping. In addition, certain swaps and other derivatives activities are required to be “pushed out” of insured depository institutions and conducted in separately capitalized non-bank affiliates. The Dodd-Frank Act also will require certain persons to register as a “major swap participant” or a “swap dealer.” The U.S. Commodity Futures Trading Commission, the SEC and other U.S. regulators are in the process of adopting regulations to implement the Dodd-Frank Act. It is anticipated that this rulemaking process will further clarify, among other things, reporting and recordkeeping obligations, margin and capital requirements, the scope of registration requirements, and what swaps are required to be centrally cleared and exchange-traded. Rules will also be issued to enhance the oversight of clearing and trading entities. These restrictions may affect our ability to manage certain risks in our business.

•

Expanded FDIC resolution authority. While insured depository institutions are currently subject to the FDIC’s resolution process, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank and thrift holding companies and systemically significant non-bank financial companies. Upon certain findings being made, the FDIC may be appointed receiver for a covered financial company, and would conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act (“FDI Act”) bank resolution process, and generally gives the FDIC more discretion than in the traditional bankruptcy context. On July 6, 2011, the FDIC approved a final rule, which became effective on August 15, 2011, implementing the orderly liquidation authority.

•

Consumer Financial Protection Bureau (CFPB). The Dodd-Frank Act creates a new independent CFPB within the Federal Reserve. The CFPB is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes governing products and services offered to bank and thrift consumers. For banking organizations with assets of $10 billion or more, the CFPB has exclusive rule making and examination, and primary enforcement authority under federal consumer financial law. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB. Compliance with any such new regulations would increase our cost of operations. On July 21, 2011, the CFPB assumed its authority to supervise and enforce existing consumer financial protection rules.

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

•

Corporate governance. The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw back policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded companies to nominate candidates for election as directors and to have those nominees included in a company’s proxy materials.

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

Business Activities. BankAtlantic derives its lending and investment powers from HOLA and the regulations of the OCC thereunder. Under these laws and regulations, BankAtlantic may invest in:

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

Loans to One Borrower. Under HOLA, savings associations are generally subject to the same limits on loans to one borrower as are imposed on national banks. Generally, under these limits, the total amount of loans and extensions of credit made by a savings association to one borrower or related group of borrowers outstanding at one time and not fully secured by collateral (having a market value at least equal to the amount of the loan or extension of credit) may not exceed 15% of the savings association’s unimpaired capital and unimpaired surplus. In addition to, and separate from, the 15% limitation, the total amount of loans and extensions of credit made by a savings association to one borrower or related group of borrowers outstanding at one time and fully secured by readily-marketable collateral may not exceed 10% of the savings association’s unimpaired capital and unimpaired surplus. Readily-marketable collateral includes certain debt and equity securities (but not mortgages) and bullion, but generally does not include real estate. At December 31, 2011, BankAtlantic’s limit on loans to one borrower was approximately $57.0 million. At December 31, 2011, BankAtlantic’s largest aggregate amount of loans to one borrower was approximately $33.9 million and the second largest borrower had an aggregate balance of approximately $28.9 million.

QTL Test. HOLA requires a savings association to meet a QTL test by maintaining at least 65% of its “portfolio assets” in certain “qualified thrift investments” on a monthly average basis in at least nine months out of every twelve months. A savings association that fails the QTL test must either operate under certain restrictions on its activities or convert to a bank charter. The Dodd-Frank Act imposes additional restrictions on the ability of any savings association that fails to become or remain a QTL to pay dividends. Specifically, the savings association is not only subject to the general dividend restrictions as would apply to a national bank (as under prior law), but also is prohibited from paying dividends at all (regardless of financial condition) unless required to meet the obligations of a company that controls the thrift, permissible for a national bank and specifically approved by the OCC and the Federal Reserve. In addition, violations of the QTL test now are treated as violations of federal banking laws subject to enforcement action. At December 31, 2011, BankAtlantic maintained approximately 71% of its portfolio assets in qualified thrift investments. BankAtlantic had also satisfied the QTL test in each of the nine months prior to December 2011 and, therefore, was a QTL.

Capital Requirements. OCC regulations generally require savings associations to meet three minimum capital standards:

•	a tangible capital requirement for savings associations to have tangible capital in an amount equal to at least 1.5% of adjusted total assets;

•	a leverage ratio requirement:

¡	for savings associations assigned the highest composite rating of 1, consisting of a ratio of core capital in an amount equal to at least 3% of adjusted total assets; or

¡

for savings associations assigned any other composite rating, consisting of a ratio of tier 1 or core capital in an amount equal to at least 4% of adjusted total assets, or a higher percentage if warranted by the particular circumstances or risk profile of the savings association; and

•	a risk-based capital requirement for savings associations to have total (Tier 1 and Tier 2) capital in an amount equal to at least 8% of risk-weighted assets.

In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk-weights assigned by the OCC capital regulations. The OCC monitors the risk management of individual institutions. The OCC may impose an individual minimum capital requirement on savings associations that it believes exhibit a higher degree of risk.

See note 20 to the “Notes to the Consolidated Financial Statements” for actual capital amounts and ratios and a discussion of the increased capital ratios required by the Bank Order.

There currently are no regulatory capital requirements directly applicable to the Parent Company as a unitary savings and loan holding company apart from the regulatory capital requirements for savings associations that are applicable to BankAtlantic. As a result of the Dodd-Frank Act, risk-based and leverage capital standards currently applicable to U.S. insured depository institutions and U.S. bank holding companies will in the future become applicable to savings and loan holding companies such as the Parent Company. The Dodd-Frank Act generally authorizes the Federal Reserve to promulgate capital requirements for savings and loan holding companies.

Limitation on Capital Distributions. Federal law currently imposes limitations upon certain capital distributions by savings associations, such as certain cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.

The OCC regulates all capital distributions by BankAtlantic directly or indirectly to us, including dividend payments, and the Federal Reserve regulates all capital distributions by the Parent Company. The Parent Company currently must file a notice with the Federal Reserve prior to making any proposed capital distribution, which is subject to review by, and disapproval of, the Federal Reserve before the end of a prescribed review period. BankAtlantic currently must file an application to receive the approval of the OCC for a proposed capital distribution, as the total amount of all of BankAtlantic’s capital distributions (including any proposed capital distribution) for the applicable calendar year exceeds BankAtlantic’s net income for that year-to-date period plus BankAtlantic’s retained net income for the preceding two years.

Regulations restrict the payment of dividends by financial institutions if, after paying those dividends, it would fail to meet the required minimum levels under risk-based capital guidelines and the minimum leverage and tangible capital ratio requirements, or in the event the financial institution was notified by regulators that it was in need of more than normal supervision. Under the FDI Act, an insured depository institution, such as BankAtlantic, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized.” Payment of dividends by BankAtlantic also may be restricted at any time at the discretion of the appropriate regulator if it deems the payment to constitute an unsafe and unsound banking practice. Furthermore, the Dodd-Frank Act imposes additional restrictions on the ability of any savings association that fails to become or remain a QTL to pay dividends.

In any event, the Bank Order and the Company Order currently prohibits BankAtlantic and the Parent Company from paying dividends or other capital distributions without the prior written non-objection of the Regional Director of the OCC (as the successor regulator to OTS).

Liquidity. BankAtlantic is required to maintain sufficient liquidity to ensure its safe and sound operation, in accordance with OCC regulations.

Assessments. The OCC charges assessments to recover the costs of examining savings associations and their affiliates, processing applications and other filings, and covering direct and indirect expenses in regulating savings associations and their affiliates. These assessments are based on three components:

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

These assessments are paid semi-annually. During the year ended December 31, 2011, assessment expense was approximately $1.5 million. The Dodd-Frank Act provides various agencies with the authority to assess additional supervision fees.

Branching. Subject to certain limitations, HOLA and OCC regulations permit federally chartered savings associations to establish branches in any state or territory of the United States. Pursuant to the Bank Order, BankAtlantic must limit its asset growth unless it receives the prior written non-objection of the OCC (as successor to the OTS).

Community Reinvestment. Under the Community Reinvestment Act, or CRA, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA requires the OCC to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the institution. This assessment focuses on three tests:

•	a lending test, to evaluate the institution’s record of making loans in its designated assessment areas;
•

an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of retail banking services and innovativeness of its community development services throughout its designated assessment area.

The OCC assigns institutions a rating of “outstanding,” “satisfactory,” “needs to improve,” or “substantial non-compliance.” The CRA requires all institutions to disclose their CRA ratings to the public.

BankAtlantic received a “needs to improve” rating in its most recent CRA evaluation. Regulations also require all institutions to disclose certain agreements that are in fulfillment of the CRA. BankAtlantic has no such agreements in place at this time.

Transactions with Related Parties. BankAtlantic’s authority to engage in transactions with its “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act, or FRA, by Regulation W of the Federal Reserve implementing Sections 23A and 23B of the FRA. BankAtlantic’s authority to engage in transactions with affiliates is further limited under the Bank Order. The applicable OCC regulations for savings associations regarding transactions with affiliates refer to the regulations of the Federal Reserve for the applicable rules. Such Federal Reserve regulations include the requirements of Regulation W, which is applicable to national banks. In general, an affiliate of a savings association is any company that controls, is controlled by, or is under common control with, the savings association, other than certain savings association’s subsidiaries. We are deemed an affiliate of BankAtlantic under these regulations.

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

Section 23A also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, or acceptances of letters of credit issued on behalf of, an affiliate. Section 23B requires covered transactions and certain other transactions to be on terms and under circumstances, including credit standards, that are substantially the same, or at least as favorable to the savings association, as those prevailing at the time for transactions with or involving non-affiliates. Also, under additional Federal Reserve regulations applicable to savings associations, a savings association is prohibited from:

•	making a loan or other extension of credit to an affiliate that is engaged in any non-bank holding company activity; and
•	purchasing, or investing in, securities issued by an affiliate that is not a subsidiary.

Sections 22(g) and 22(h) of the FRA, Regulation O of the Federal Reserve and Section 402 of the Sarbanes-Oxley Act of 2002 impose limitations on loans and extensions of credit from BankAtlantic and the Company to their executive officers, directors, controlling shareholders and their related interests. The prior OTS regulations for savings associations regarding loans by a savings association to its executive officers, directors and principal shareholders were superseded by a new OCC regulation that refers to the requirements of Regulation O of the Federal Reserve. Regulation O of the Federal Reserve, thus, imposes requirements on loans by a savings association to its executive officers, directors and principal shareholders that are applicable to national banks (except that a savings association’s unimpaired capital and unimpaired surplus are to be determined under the regulatory capital rules applicable to savings associations and not to national banks). The Dodd-Frank Act generally enhances the restrictions on transactions with affiliates under Section 23A and Section 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be satisfied. The ability of the Federal Reserve to grant exemptions from these restrictions is also narrowed by the Dodd-Frank Act, including by requiring coordination with other bank regulators.

Enforcement. Under the FDI Act, the OCC has primary enforcement responsibility over savings associations and has the authority to bring enforcement action against all “institution-affiliated parties,”

including any controlling stockholder or any shareholder, attorney, appraiser and accountant who knowingly or recklessly participates in any violation of applicable law or regulation, breach of fiduciary duty, or certain other wrongful actions that have, or are likely to have, a significant adverse effect on an insured savings association or cause it more than minimal loss. In addition, the FDIC has back-up authority to take enforcement action for unsafe and unsound practices. Formal enforcement action can include the issuance of a capital directive, cease and desist order, removal of officers and/or directors, institution of proceedings for receivership or conservatorship and termination of deposit insurance. As previously disclosed BankAtlantic and the Parent Company have entered into the Bank Order and the Company Order, respectively. Pursuant to the Orders, BankAtlantic and the Parent Company have committed to the OCC that no new arrangements may be entered into with affiliates without required regulatory notice.

Examination. A savings institution must demonstrate to the OCC its ability to manage its compliance responsibilities by establishing an effective and comprehensive oversight and monitoring program. The degree of compliance oversight and monitoring by the institution’s management impacts the scope and intensity of the OCC’s examinations of the institution. Institutions with significant management oversight and monitoring of compliance will generally receive less extensive OCC examinations than institutions with less oversight.

Standards for Safety and Soundness. Pursuant to the requirements of the FDI Act, the OCC, together with the other federal bank regulatory agencies, has adopted the Interagency Guidelines Establishing Standards for Safety and Soundness (the “Guidelines”). The Guidelines establish general safety and soundness standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the Guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the Guidelines. If the OCC determines that a savings association fails to meet any standard established by the Guidelines, then the OCC may require the savings association to submit to the OCC an acceptable plan to achieve compliance. If a savings association fails to comply, the OCC may seek an enforcement order in judicial proceedings and impose civil monetary penalties.

Shared National Credit Program. The Shared National Credit Program is an interagency program, established in 1977, to provide a periodic credit risk assessment of the largest and most complex syndicated loans held or agented by financial institutions subject to supervision by a federal bank regulatory agency. The Shared National Credit Program is administered by the Federal Reserve, FDIC and the OCC. The Shared National Credit Program covers any loan or loan commitment of at least $20 million (i) which is shared under a formal lending agreement by three or more unaffiliated financial institutions or (ii) a portion of which is sold to two or more unaffiliated financial institutions with the purchasing financial institutions assuming their pro rata share of the credit risk. The Shared National Credit Program is designed to provide uniformity and efficiency in the federal banking agencies’ analysis and rating of the largest and most complex credit facilities in the country by avoiding duplicate credit reviews and ensuring consistency in rating determinations. The federal banking agencies use a combination of statistical and judgmental sampling techniques to select borrowers for review each year. The selected borrowers are reviewed and the credit quality rating assigned by the applicable federal banking agency’s examination team will be reported to each financial institution that participates in the loan as of the examination date. The assigned ratings are used during examinations of the other financial institutions to avoid duplicate reviews and ensure consistent treatment of these loans. BankAtlantic has entered into participations with respect to certain of its loans and has acquired participations in the loans of other financial institutions which are subject to this program and accordingly these loans may be subject to this additional review.

Real Estate Lending Standards. The OCC and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that are secured by liens on or interests in real estate or are made for the purpose of financing the construction of improvements on real estate. OCC regulations require each savings association to establish and maintain written internal real estate lending limits and standards that are consistent with OCC guidelines and with safe and sound banking practices and which are appropriate to the size of the savings association and the nature and scope of its real estate lending activities.

Prompt Corrective Regulatory Action. Under the OCC Prompt Corrective Action (“PCA”) Regulations, the OCC is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations, such as requiring compliance with a capital restoration plan, restricting asset growth, acquisitions, branching and new lines of business and, in extreme cases, appointment of a receiver or conservator. The severity of the action required or authorized to be taken increases as a savings association’s capital deteriorates. Under PCA regulations, savings associations are classified into five categories of capitalization as “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Generally, a savings association is categorized as “well capitalized” if:

•	its total capital is at least 10% of its risk-weighted assets;
•	its core capital is at least 6% of its risk-weighted assets;
•	its core capital is at least 5% of its adjusted total assets; and
•

it is not subject to any written agreement, order, capital directive or prompt corrective action directive issued by the OCC or the OTS under the FDI Act, the International Lending Supervision Act of 1983 and HOLA, or any regulation under any of the foregoing statutes, to meet or maintain a specific capital level for any capital measure.

The OCC may set higher capital requirements for a particular savings association when particular circumstances warrant such requirements.

While BankAtlantic’s regulatory capital amounts and ratios met the OCC “well capitalized” category during the year ended December 31, 2010, the Bank Order requires that BankAtlantic maintain capital ratios that exceed the PCA “well capitalized” amounts and ratios. BankAtlantic’s regulatory capital amounts and ratios also met the higher ratios in the Bank Order during the year ended December 31, 2011; however, as indicated above, BankAtlantic is not categorized as “well capitalized” even if it meets such requirements and BankAtlantic may not meet such required levels in the future. For a discussion on required capital ratios and amounts pursuant to the Bank Order, see Note 2 to the “Notes to Consolidated Financial Statements.”

As previously indicated, in July 2011, the OCC assumed the OTS’s powers with respect to federal savings associations (like BankAtlantic), as well as rulemaking authority over all savings associations (except for the limited rulemaking authority transferred to the Federal Reserve). Although the federal banking agencies have substantially similar capital adequacy standards and utilize the same accounting standards, some differences in capital standards exist, such as the regulatory treatment of noncumulative perpetual preferred stock and the risk-weightings assigned to certain assets.

Savings and loan holding companies, such as the Company, are not currently required to maintain specific minimum capital ratios. However, as a result of the Dodd-Frank Act, risk-based and leverage capital standards currently applicable to U.S. insured depository institutions and U.S. bank holding companies will in the future become applicable to savings and loan holding companies. The Dodd-Frank Act generally authorizes the Federal Reserve to promulgate capital requirements for savings and loan holding companies, an action that the Federal Reserve has indicated that it will take once it adopts consolidated capital standards under Basel III (described below).

In addition, the Dodd-Frank Act requires the federal banking agencies to adopt capital requirements which address the risks that the activities of an institution pose to the institution and public and private stakeholders, including risks from certain enumerated activities. The federal banking agencies will likely change existing capital guidelines or adopt new capital guidelines in the future pursuant to the Dodd-Frank Act, the implementation of Basel III (described below) or other regulatory or supervisory changes.

Basel, Basel II and Basel III Accords

The current risk-based capital guidelines that apply to BankAtlantic are based on the 1988 capital accord of the International Basel Committee on Banking Supervision, a committee of central banks and bank supervisors, as implemented by U.S. federal banking agencies. In 2008, federal banking agencies began to phase-in capital standards based on a second capital accord, referred to as Basel II, for large or “core” international banks (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II emphasizes internal assessment of credit, market and operational risk, as well as supervisory assessment and market discipline in determining minimum capital requirements.

On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%. Basel III increases the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital buffer and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital and liquidity standards will be phased in over a multi-year period.

The final package of Basel III reforms was submitted to and endorsed by the Seoul G20 Leaders Summit in November, 2010. On December 16, 2010, the Basel Committee issued the text of the Basel III rules, which are now subject to individual adoption by member nations, including the United States. The federal banking agencies will likely implement changes to the capital adequacy standards applicable to the insured depository institutions and their holding companies in light of Basel III.

If adopted by federal banking agencies, Basel III could lead to higher capital requirements and more restrictive leverage and liquidity ratios. The ultimate impact of the new capital and liquidity standards on us and our bank subsidiary is currently being reviewed and will depend on a number of factors, including the rulemaking and implementation by the U.S. banking regulators. We cannot determine the ultimate effect that potential legislation, or subsequent regulations, if enacted, would have upon our earnings or financial position. In addition, significant questions remain as to how the capital and liquidity mandates of the Dodd-Frank Act will be integrated with the requirements of Basel III.

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

As a result of the Reform Act, the FDIC now assigns each savings institution to one of four risk categories based upon the savings institution’s capital evaluation and supervisory evaluation. The capital evaluation is based upon financial information as of the savings institution’s most recent quarterly financial report filed with the applicable bank regulatory agency at the end of each quarterly assessment period. The supervisory evaluation is based upon the results of examination findings by the savings institution’s primary federal regulator and information that the FDIC has determined to be relevant to the savings institution’s financial condition and the risk posed to the DIF. A savings institution’s deposit insurance base assessment rate depends on the risk category to which it is assigned. In April 2009, the FDIC implemented regulations to improve the way its insurance base assessment rates differentiate risk among insured institutions and make the risk-based system fairer by limiting the subsidization of riskier institutions by safer institutions. The Dodd-Frank Act changes the way an insured depository institution’s deposit insurance premiums are calculated. Because the new base assessment under the Dodd-Frank Act is larger than the current insurance base assessment, the proposed assessment rates are lower than the current rates. The insurance base assessment will no longer be the way an insured depository institution’s deposit premiums are calculated. For the quarter which began January 1, 2012, insurance base assessment rates are based on total assets computed based on risk categories. BankAtlantic’s FDIC deposit insurance premium increased from $2.8 million for the year ended December 31, 2008 to $12.7 million for the year ended December 31, 2011.

The FDIC is authorized to raise the assessment rates in certain circumstances, which would affect savings institutions in all risk categories. The FDIC is also authorized to impose special assessments. The FDIC has exercised its authority to raise assessment rates and impose special assessments several times in the past, including a $2.4 million assessment during 2009. There was no corresponding assessment during 2010 and 2011. The FDIC could raise rates and impose special assessments in the future. Increases in deposit insurance premiums and the imposition of special assessments would have an adverse effect on our earnings. Amendments to the FDI Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to DIF will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds.

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

Insurance Activities. BankAtlantic is generally permitted to engage in certain insurance activities through its subsidiaries. OCC regulations implemented pursuant to GLBA prohibit, among other things, depository institutions from conditioning the extension of credit to individuals upon either the purchase of an insurance product or annuity or an agreement by the consumer not to purchase an insurance product or annuity from an entity that is not affiliated with the depository institution. The regulations also require prior disclosure of this prohibition to potential insurance product or annuity customers.

Federal Home Loan Bank System. BankAtlantic is a member of the Federal Home Loan Bank, or FHLB, of Atlanta, which is one of the twelve regional FHLB’s composing the FHLB system. Each FHLB provides a central credit facility primarily for its member institutions as well as other entities involved in home mortgage lending. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. As a member of the FHLB of Atlanta, BankAtlantic is required to acquire and hold shares of capital stock in the FHLB of Atlanta. BankAtlantic was in compliance with this requirement with an investment in FHLB of Atlanta stock at December 31, 2011 of approximately $18.3 million. During the year ended December 31, 2011, the FHLB of Atlanta paid dividends of approximately $0.3 million on the capital stock held by BankAtlantic.

Federal Reserve System. BankAtlantic is subject to provisions of the FRA and the Federal Reserve’s regulations, pursuant to which depository institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, federal savings associations must maintain reserves against transaction accounts (primarily NOW and regular interest and non-interest bearing checking accounts). The Federal Reserve regulations establish the specific rates of reserves that must be maintained, which are subject to adjustment by the Federal Reserve. BankAtlantic is currently in compliance with those reserve requirements. The required reserves must be maintained in the form of vault cash, a non-interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the Federal Reserve. The Federal Reserve pays targeted federal funds rates on the required reserves which are lower than the yield on our traditional investments.

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

Among other requirements, the USA PATRIOT Act and the related OCC regulations require savings associations to establish anti-money laundering programs that include, at a minimum:

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

The USA Patriot Act established the Office of Foreign Assets Control (“OFAC”), which is a division of the Treasury Department, and is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of names of persons, organizations and countries suspected of aiding, harboring or engaging in terrorist acts. If BankAtlantic identifies a name on any transaction, account or wire transfer that is on an OFAC list, it must freeze, block or reject such account or transaction, file a suspicious activity report and notify the appropriate authorities, including the Financial Crimes Enforcement Network.

Consumer Protection. BankAtlantic is subject to federal and state consumer protection statutes and regulations, including the Fair Credit Reporting Act, the Fair and Accurate Credit Transactions Act, the Fair Debt Collection Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Gramm-Leach-Bliley Act, the Real Estate Settlement Procedures Act, the Right to Financial Privacy Act, the Home Mortgage Disclosure Act, laws regarding unfair and deceptive trade practices; and usury laws. Among other things, these acts:

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

ITEM 1A. RISK FACTORS

The transaction between BB&T and the Parent Company may not be completed on a timely basis, on anticipated terms, or at all.

On November 1, 2011, the Parent Company entered into a Stock Purchase Agreement with BB&T, which was amended on March 13, 2012 (which is referred to within the following risk factors as the “Agreement”), which provides for the sale to BB&T of all of the shares of capital stock of BankAtlantic. Consummation of the transaction is subject to customary closing conditions and the receipt of the regulatory approvals described below, which may not be timely received or may impose conditions unacceptable to the parties. In connection with obtaining the required regulatory approvals to complete the transaction, BankAtlantic submitted notices to and filings with the OCC, and the Parent Company submitted information to and made filings with the Federal Reserve Bank of Atlanta. Branch Banking and Trust Company, a subsidiary of BB&T, submitted an application to the Federal Deposit Insurance Corporation (the “FDIC”), and the North Carolina Office of the Commissioner Banks and BB&T filed an application with the Federal Reserve and presented the transaction for approval by the North Carolina Office of the Commissioner of Banks. In addition, pursuant to the terms of the Cease and Desist Orders, BankAtlantic and the Parent Company submitted requests to the OCC and Federal Reserve, respectively, to take certain actions to facilitate the transaction. With the exception of the North Carolina Office of the Commissioner of Banks, which approved the transaction on March 14, 2012, each of these notices, filings, applications, forms and requests were submitted during December 2011 and were updated as a result of the March 13, 2012 amendment to the Agreement, and are currently under review by the applicable regulatory agency. These regulatory agencies may not grant any required approvals or waivers on a timely basis, or at all. If closing of the transaction is delayed beyond July 31, 2012, either party may cancel the Agreement. Further, pursuant to the terms of the Agreement, the Parent Company is, in connection with the closing, required to fund amounts necessary to pay the outstanding accrued interest on the Company’s trust preferred securities through closing and pays escrow funds for legal fees and expenses of the trustees in connection with the declared defaults and in the Delaware Court of Chancery action and may be required to pay amounts to BB&T depending on the non-CD deposit balances and the shareholders’ equity of BankAtlantic at the closing. If the closing had occurred on December 31, 2011, we would have been required to pay $41.6 million of deferred interest to the holders of the Parent Company’s trust preferred securities. We may not have available liquidity to make such payments and may need to raise funds through equity or debt financings which may not be available on reasonable terms or at all. While the consummation of the transaction is anticipated to significantly improve the stockholders’ equity of the Parent Company, the net book value of the assets to be retained by the Parent Company as part of the transaction, including the assets to be retained by the LLC in which we will hold a 5% preferred interest, and all of the residual interests, are subject to impairment, and may not in the future be monetized at the values ascribed to them. The proposed sale of BankAtlantic may create uncertainty, which may adversely affect our ability to retain key employees.

If the transaction is not consummated as expected, the Company will again review all strategic alternatives available to it, including a sale of the Company, a sale of BankAtlantic, a sale of its assets and/or the issuance of equity and/or debt securities. These alternatives may not be available on attractive terms or at all. The deferral period on the Company’s outstanding TruPs will end between December 2013 and January 2014, and all accrued interest will be due and payable during the first and second quarters of 2014. If the Company continues to defer interest through December 31, 2013, as anticipated if the transaction is not consummated, the payment due at that time will be approximately $74.4 million based on average interest rates as of December 31, 2011. This amount significantly exceeds the Company’s current market capitalization and, accordingly, any issuance of equity securities is likely to significantly dilute the Company’s shareholders to the extent they do not participate in such offering. Any failure to meet its obligations when due would have a material adverse affect on the Parent Company’s financial condition, results and continuing operations. Further, in the event that the transaction is not consummated, the Parent Company will remain regulated by the Federal Reserve and subject to the Cease and Desist Order described below which requires the Parent Company to enhance its capital and the capital of BankAtlantic. See the risk factor captioned, “Failure to comply with the Cease and Desist Orders could result in further regulatory action and/or fines and efforts to comply with the Orders could have a material adverse effect on our business and results of operations” below for further information regarding the Cease and Desist Orders to which BankAtlantic Bancorp and BankAtlantic are currently subject.

If we complete the sale of BankAtlantic to BB&T, our business and operations will change and our financial condition and results of operations will depend on whether the assets to be retained by us in connection with the sale transaction are monetized at or near their current book values.

Under the terms of the Agreement with BB&T, BankAtlantic Bancorp will sell BankAtlantic to BB&T, and in connection with the sale, BankAtlantic will distribute to BankAtlantic Bancorp a subsidiary into which BankAtlantic will contribute approximately $175 million in commercial real estate non-accrual loans and real estate owned (based on book values gross of any reserves at January 31, 2012) as well as all rights, claims and judgments relating to previously written off assets (the “Retained Assets”). BankAtlantic Bancorp will also receive in connection with the sale a 5% preferred interest and 100% of the residual interest in another subsidiary (“Newco LLC”) into which BankAtlantic will contribute approximately $424 million of loans and $17 million of real estate owned (based on book values gross of any reserves at January 31, 2012). BB&T will hold the remaining 95% preferred interest in Newco LLC until such time as it has received cash distributions of $285 million plus a priority return of LIBOR plus 2.0% per annum. Following completion of the sale transaction, we expect to focus our operations on managing the Retained Assets and on servicing approximately $73 million of commercial nonaccrual loans to be held by Newco LLC and the assets held by our wholly owned asset workout subsidiary. Our activities in this regard may include renewing, modifying, increasing, extending, refinancing and making protective advances with respect to the assets and participating in the management of real estate development activities. Additionally, based on the timing and volume of cash flows generated in connection with our management of these assets and our interests in Newco LLC, we may in the near-term make short term investments, and over time make investments and engage in various specialty finance activities. Accordingly, our business and operations will differ significantly from our current business and operations. BankAtlantic Bancorp’s financial condition and results of operations will be dependent in the near term, in large part, on our ability to successfully manage and monetize the Retained Assets, the assets currently held in the asset workout subsidiary and the assets in Newco LLC which we have been engaged to service as well as on the cash flow we receive based on our interest in Newco LLC. Further, our financial condition and results of operations will be dependent in the longer term on these factors as well as our ability to invest these cash flows and to operate a specialty finance business. If the Retained Assets and the assets contained in Newco LLC are not monetized at or near the current book values ascribed to them, our financial condition and results of operations would be adversely affected, and our ability to successfully pursue a specialty finance business could be adversely affected.

Failure to comply with the Cease and Desist Orders could result in further regulatory action and/or fines and efforts to comply with the Orders could have a material adverse effect on our business and results of operations.

On February 23, 2011, the Parent Company entered into a Cease and Desist Order with its primary regulator (the “Company Order”), and BankAtlantic entered into a Cease and Desist Order with its primary regulator (the “Bank Order” and, collectively with the Company Order, the “Orders”).

Any material failure by the Parent Company or BankAtlantic to comply with the terms of the Orders could result in additional enforcement actions and/or the imposition of fines. For example, if BankAtlantic does not meet the capital ratio requirements in the Bank Order, BankAtlantic would be required to submit a contingency plan that is acceptable to its regulators and that would detail steps to be taken by BankAtlantic that would lead to a potential sale of BankAtlantic or liquidation. Further, failure to maintain minimum regulatory capital levels could result in further action, which could include the imposition of fines and/or additional enforcement actions. Enforcement actions broadly available to regulators include the issuance of a capital directive, removal of officers and/or directors, institution of proceedings for receivership or conservatorship, and termination of deposit insurance. BankAtlantic would be required to implement the contingency plan upon written notification from its regulators. Further, efforts to comply with the Orders may have material adverse effects on the operations and financial condition of the Company.

While the Parent Company has entered into the Agreement to sell BankAtlantic to BB&T and it is expected that the Company Order will be terminated by the Federal Reserve soon after or upon consummation of the transaction, the transaction may not be consummated, in which case the Parent Company would remain subject to the Company Order.

Our recent financial performance and actions by our regulators, combined with continued capital and credit market volatility, may adversely affect our ability to access capital and may have a material adverse effect on our business, financial condition and results of operations.

The Company incurred losses of $28.7 million, $143.3 million and $185.8 million during the years ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively. As part of its efforts to maintain regulatory capital ratios, BankAtlantic has reduced its assets and repaid borrowings. However, the reduction of earning asset balances has resulted in reduced income, while at the same time BankAtlantic has experienced significant credit losses.

The Parent Company contributed $20 million, $28 million and $105 million to the capital of BankAtlantic during the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, the Parent Company had $2.5 million of liquid assets. While a wholly-owned work-out subsidiary of the Parent Company also holds a portfolio of approximately $7.3 million of non-performing loans, net of reserves, $2.4 million of performing loans and $9.1 million of real estate owned, in each case as of December 31, 2011, which it could seek to liquidate, the Parent Company’s sources of funds to continue to support BankAtlantic are limited.

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

In light of the need for the Parent Company to be in a position to provide capital to BankAtlantic, as well as the anticipated imposition of capital requirements on thrift holding companies under the Dodd-Frank Act, in the event that the BB&T transaction is not consummated, the Parent Company will continue to evaluate raising additional funds through the issuance of securities. Any such financing could be obtained through additional public offerings, private offerings, in privately negotiated transactions, through a rights offering or otherwise. We could also pursue these financings at the Parent Company level or directly at BankAtlantic or both. Issuances of equity directly at BankAtlantic would dilute the Parent Company’s interest in BankAtlantic. During February 2010, we filed a shelf registration statement with the SEC registering up to $75 million of our Class A Common Stock and/or other securities in the future. We currently have $44 million remaining on this shelf registration statement. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The terms and pricing of any future transaction by the Parent Company or BankAtlantic could result in additional substantial dilution to our existing shareholders. As a result, our shareholders bear the risks of future offerings at the Parent Company level reducing the price of our Class A Common Stock, and diluting their holdings in the Company, and future offerings directly at BankAtlantic diluting the Parent Company’s interest in BankAtlantic. Additionally, depending on the amount of shares issued in any future offering, the Company’s ability to use its net operating losses to reduce taxable income in future periods may be substantially limited.

The decline in the Florida real estate market has adversely affected, and may continue to adversely affect, our earnings and financial condition.

The deterioration of economic conditions in the Florida residential real estate market, including the decline in median home prices in all major metropolitan areas in Florida, and the downturn in the Florida commercial real estate market, resulted in substantial non-performing assets and provision for loan losses at BankAtlantic over the past three years. The housing industry has been in a prolonged downturn reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new construction resulting in an over-supply of housing inventory and increased foreclosure rates. Additionally, the Florida economy and these adverse market conditions have negatively impacted the commercial non-residential real estate market. BankAtlantic’s earnings and financial condition were adversely impacted over the past three years as the majority of its loans are secured by real estate in Florida. We expect that our earnings and financial condition will continue to be unfavorably impacted if market conditions do not improve or deteriorate further in Florida. At December 31, 2011, BankAtlantic’s loan portfolio included $265.4 million of non-accrual loans concentrated in Florida.

Our loan portfolio is concentrated in loans secured by real estate, a majority of which are located in Florida, which makes us susceptible to credit losses given the current depressed real estate market.

Conditions in the United States real estate market have deteriorated significantly beginning in 2007, particularly in Florida, BankAtlantic’s primary lending area. BankAtlantic’s loan portfolio is concentrated in commercial real estate loans (most of which are located in Florida), residential mortgages (nationwide), and consumer home-equity loans (throughout BankAtlantic’s markets in Florida). BankAtlantic has a heightened exposure to credit losses that may arise from this concentration as a result of the significant downturn in the Florida real estate markets. At December 31, 2011, BankAtlantic’s loan portfolio included $1.6 billion of loans concentrated in Florida, which represented approximately 66% of its loan portfolio.

We believe that BankAtlantic’s commercial residential loan portfolio has exposure to further declines in the Florida real estate market. As of December 31, 2011 commercial residential loans totaled $105.1 million. In addition to the loans described above, during 2008, the Parent Company formed an asset workout subsidiary which acquired non-performing commercial residential real estate loans from BankAtlantic. The balance of these non-performing loans as of December 31, 2011 was $8.1 million, including $3.7 million of commercial residential loans.

Market conditions have resulted in, and may in the future result in, our commercial residential real estate borrowers having difficulty selling lots or homes in their developments for an extended period. Additionally, if the economic environment deteriorates further, collateral values may decline further which likely would result in increased credit losses in these loans.

Included in the commercial real estate loan portfolio are approximately $512.3 million of commercial non-residential and commercial land loans. A borrower’s ability to repay commercial land loans is dependent on the success of the real estate project. A borrower’s ability to repay commercial non-residential loans is dependent upon maintaining tenants through the life of the loan or the borrower’s successful operation of a business. Weak economic conditions may impair a borrower’s business operations and typically slow the execution of new leases. Such economic conditions may also lead to existing lease turnover. The combination of these factors could result in further deterioration in real estate market conditions and BankAtlantic may recognize higher credit losses on these loans, which would adversely affect our results of operations and financial condition.

BankAtlantic’s commercial real estate loan portfolio includes 8 large lending relationships totaling $211.4 million, including relationships with unaffiliated borrowers involving lending commitments in each case in excess of $20 million. Defaults by any of these borrowers could have a material adverse effect on BankAtlantic’s results.

The Parent Company has deferred interest on its outstanding junior subordinated debentures and anticipates that it will continue to defer this interest for the foreseeable future, which could adversely affect its financial condition and liquidity.

The Parent Company began deferring interest on all of its $294 million of junior subordinated debentures as of March 2009 which resulted in the deferral and accrual of an aggregate of $42.9 million of regularly scheduled quarterly interest payments that would otherwise have been paid during the years ended December 31, 2011, 2010 and 2009. The terms of the junior subordinated debentures allow the Parent Company to defer interest payments for up to 20 consecutive quarterly periods, and the Parent Company anticipates that it will continue to defer such interest for the foreseeable future. During the deferral period, interest continues to accrue on the junior subordinated debentures, as well as on the deferred interest, at the relevant stated coupon rate, and at the end of the deferral period, the Parent Company will be required to pay all interest accrued during the deferral period. In the event that the Parent Company elects to defer interest on its junior subordinated debentures for the full 20 consecutive quarterly periods permitted under the terms of the junior subordinated debentures, the Parent Company would owe approximately $74.4 million of accrued interest as of December 31, 2013 (based on average interest rates applicable at December 31, 2011, which were at historically low interest rate levels). As most of the outstanding junior subordinated debentures bear interest at rates that are indexed to LIBOR, if LIBOR rates increase, the interest that would accrue during the deferral period would be significantly higher and likewise increase the amount the Parent Company would owe at the conclusion of the deferral period.

While BB&T has agreed to assume BankAtlantic Bancorp’s obligations under the trust preferred securities, under the terms of the Agreement relating to the proposed sale of BankAtlantic, BankAtlantic Bancorp has agreed to pay all previously deferred interest payments and accrued interest through the closing of the transaction, which was approximately $41.6 million as of December 31, 2011.

BankAtlantic obtained a significant portion of its non-interest income through service charges on core deposit accounts, and recent legislation designed to limit service charges has reduced our fee income.

Historically, BankAtlantic generated a substantial amount of service charge income. The largest component of this service charge income historically was overdraft fees. Changes in banking regulations, in particular the Federal Reserve’s rules prohibiting banks from automatically enrolling customers in overdraft protection programs, which became effective July 1, 2010, as well as changes in BankAtlantic’s overdraft policies have contributed to a significant reduction in our service charge income during the years ended December 31, 2011 and 2010 and this impact is expected to continue in subsequent periods. Additionally, the Dodd-Frank Act may further limit the assessment of overdraft fees. Changes in customer behavior, modification of our service charge practices as well as increased competition from other financial institutions has also resulted in declines in service charge income. The reduction in deposit account fee income during 2011 had an adverse impact on our earnings and further reductions during 2012 would likewise impact our earnings.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may have a material effect on our operations.

On July 21, 2010, President Obama signed the Dodd-Frank Act, which imposes significant regulatory and compliance changes. Currently, we believe the key effects of the Dodd-Frank Act on our business are:

•

changes to the thrift supervisory structure, including the elimination of the OTS and the transfer of oversight of federally chartered thrift institutions to the OCC and of thrift holding companies to the Federal Reserve ;

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

BankAtlantic’s FDIC deposit insurance expense for the year ended December 31, 2011 was $9.6 million. BankAtlantic’s prepaid insurance assessment was $12.7 million at December 31, 2011. If the FDIC determines that increased premiums are necessary, BankAtlantic may be required to pay additional FDIC specific assessments or incur increased annual insurance rates which would increase our expenses and adversely impact our results.

The Parent Company and BankAtlantic are each subject to significant regulation and the Company’s activities and the activities of the Company’s subsidiaries, including BankAtlantic, are subject to regulatory requirements that could have a material adverse effect on the Company’s business.

The Parent Company is a “grandfathered” unitary savings and loan holding company and currently has broad authority to engage in various types of business activities. However, we may be prevented from engaging in activities, or limited with respect to certain activities, if it is determined that the continuation of any particular activity constitutes a serious risk to the financial safety, soundness or stability of BankAtlantic.

Unlike bank holding companies, as a unitary savings and loan holding company, we have not historically been subject to capital requirements. However, it is anticipated that capital requirements will be imposed on savings and loan holding companies in the future. The Dodd-Frank Act may, among other things, eliminate the status of a “savings and loan holding company” and require us to register as a bank holding company, which would subject us to regulatory capital requirements. Further, the regulatory bodies having authority over us may adopt regulations in the future that would affect our operations, including our ability to engage in certain transactions or activities.

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

At December 31, 2011, BankAtlantic’s allowance for loan losses was $129.1 million which represented approximately 5.02% of total loans and 38% of non-performing loans.

BankAtlantic’s interest-only residential loans expose it to greater credit risks.

As of December 31, 2011, approximately $375.5 million of BankAtlantic’s purchased residential loan portfolio consisted of interest-only loans, representing approximately 40% of the total purchased residential loan portfolio. While these loans are not considered sub-prime or negative amortizing loans, these loans have reduced initial loan payments with the potential for significant increases in monthly loan payments in subsequent periods, even if interest rates do not rise, as required amortization of the principal commences. During the year ended December 31, 2012, approximately $49 million of the loans in this portfolio will begin principal amortization. Monthly loan payments also increase if interest rates increase. This presents a potential repayment risk if the borrower is unable to meet the higher debt service obligations or refinance the loan. As previously noted, current economic conditions in the residential real estate markets and the mortgage finance markets have made it more difficult for borrowers to refinance their mortgages which also increases our exposure to loss.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2011 and 2010, the Company’s non-performing loans totaled $345.3 million and $385.5 million, or 13% and 12% of our loan portfolio, respectively. At December 31, 2011 and 2010, the Company’s non-performing assets (which include non-performing loans and foreclosed real estate) were $436 million and $464 million, or 12% and 10% of our total assets, respectively. In addition, the Company had approximately $34 million and $38 million in accruing loans that were 30-89 days delinquent at December 31, 2011 and 2010, respectively. Our non-performing assets adversely affect our net income in various ways. Until economic and real estate market conditions improve, particularly in Florida but also nationally, we expect to continue to incur additional losses relating to an increase in non-performing loans and non-performing assets. We record interest income on non-performing loans on a cash basis and generally incur operating losses associated with real estate owned. When we receive the collateral in foreclosures or similar proceedings, we are required to mark the related collateral to the then fair market value, generally based on appraisals of the property obtained by us, which often results in an additional loss. These loans and real estate owned also increase our risk profile, and increases in the level of non-performing loans and non-performing assets impact our regulators’ view of appropriate capital levels, which was a major contributing factor to the imposition of the Orders. Our regulators will likely require us to maintain enhanced capital levels until, at a minimum, our levels of non-performing loans and assets are substantially reduced. While we seek to manage our nonperforming assets, decreases in the value of these assets or deterioration in our borrowers’ financial condition, which is often impacted by economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets requires significant commitments of management time.

BankAtlantic’s consumer loan portfolio is concentrated in home equity loans collateralized by Florida properties primarily located in the markets where BankAtlantic operates its branch network.

The decline in residential real estate prices and higher unemployment throughout Florida over the past several years has resulted in an increase in mortgage delinquencies and higher foreclosure rates. Additionally, in response to the turmoil in the credit markets, financial institutions have tightened underwriting standards which has limited borrowers’ ability to refinance. These conditions have adversely impacted delinquencies and credit loss trends in BankAtlantic’s home equity loan portfolio. Approximately 74% of the loans in BankAtlantic’s home equity portfolio are residential second mortgages that exhibit higher loss severity than residential first mortgages. If current economic conditions do not improve and home prices fall, BankAtlantic may experience higher credit losses from this loan portfolio. Since the collateral for this portfolio consists primarily of second mortgages, it is unlikely that BankAtlantic will be successful in recovering all or any portion of its loan proceeds in the event of a default unless BankAtlantic is prepared to repay the first mortgage and such repayment and the costs associated with a foreclosure are justified by the value of the property.

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

Changes in interest rates can have differing effects on BankAtlantic’s net interest income. In particular, changes in market interest rates, changes in the relationships between short-term and long-term market interest rates, or the yield curve, or changes in the relationships between different interest rate indices can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in a decrease in interest income relative to interest expense and therefore reduce BankAtlantic’s net interest income. While BankAtlantic has attempted to structure its asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, BankAtlantic may not be successful in doing so.

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

BankAtlantic’s operating expenses have declined from $259 million for the year ended December 31, 2009 to $186 million for the year ended December 31, 2011. BankAtlantic reorganized its operations during this period and significantly reduced operating expenses while focusing on its core businesses and seeking to maintain quality customer service. BankAtlantic may not be successful in efforts to further reduce expenses or to maintain its current expense structure. BankAtlantic’s inability to reduce or maintain its current expense structure may have an adverse impact on our results.

Prior to 2009, the Parent Company relied on dividends from BankAtlantic to service its debt and pay dividends, but no dividends from BankAtlantic are anticipated or contemplated for the foreseeable future.

BankAtlantic has not paid a dividend to the Parent Company since September 2008, and the Bank Order prohibits BankAtlantic from paying dividends to the Parent Company without the prior written non-objection of the OCC. As such, BankAtlantic does not intend to pay dividends to the Parent Company for the foreseeable future.

The cost and outcome of pending legal proceedings may impact our results of operations.

The Parent Company, BankAtlantic and their subsidiaries are currently parties in ongoing litigation, legal and regulatory proceedings which have resulted in significant non-interest expenses relating to legal and other professional fees. Pending proceedings include class action securities litigation, litigation which has been brought by the SEC, the Orders, litigation arising out of our banking operations including workouts and foreclosures, potential class actions by customers relating to service and overdraft fees assessed to their accounts, and legal proceedings associated with our tax certificate business and relationships with third party tax certificate ventures. While, based on current information, we believe that we have meritorious defenses in these proceedings, we anticipate continued elevated legal and related costs as parties to the actions and the ultimate outcomes of the matters are uncertain. See Item 3. Legal Proceedings for a further discussion regarding the legal proceedings to which the Company is currently subject.

Further reductions in BankAtlantic’s assets may adversely affect our earnings and/or operations.

BankAtlantic has reduced its assets and repaid borrowings in order to improve its liquidity and regulatory capital ratios. The reduction of earning asset balances has reduced our net interest income. Our net interest income was $163.3 million for the year ended December 31, 2009 and $125.4 million for the year ended December 31, 2011. The reduction in net interest income from earning asset reductions has previously been offset in part by lower operating expenses in prior periods. Our ability to further reduce expenses without adversely affecting our operations may be limited and as a result, further reductions in our earning asset balances in future periods may adversely affect earnings and/or operations.

Adverse market conditions have affected and may continue to affect the financial services industry as well as our business and results of operations.

Our financial condition and results of operations have been, and may continue to be, adversely impacted as a result of the downturn in the U.S. housing and commercial real estate markets and general economic conditions. Dramatic declines in the national and, in particular, Florida housing markets over the past years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of our loans and resulted in significant asset impairments at all financial institutions, including government-sponsored entities, major commercial and investment banks, and regional and community financial institutions including BankAtlantic. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The continuing economic pressure on consumers and lack of confidence in the financial markets has adversely affected and may continue to adversely affect our business, financial condition and results of operations. Further negative market and economic developments may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for loan losses. Continuing economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or fee-based products and services. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on BankAtlantic and others in the financial services industry. In particular, we may experience and may continue to be impacted by the following risks in connection with these events:

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

•

Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may adversely impact our ability to borrow on favorable terms or at all from other financial institutions or government entities.

•	Increased regulation of the industry may increase costs, decrease fee income and limit BankAtlantic’s activities and operations.
•

Increased competition among financial services companies based on the recent consolidation of competing financial institutions may adversely affect BankAtlantic’s ability to competitively market its products and services.

•	BankAtlantic may be required to pay higher FDIC deposit premiums and assessments.
•	Continued asset valuation declines could further increase our credit losses and result in additional impairments of goodwill and other assets.

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

BankAtlantic’s business, the location of its branches, the primary source of repayment for its small business loans and the real estate collateralizing its commercial real estate loans (and the loans held by our asset workout subsidiary) and its consumer home equity loans are primarily concentrated in Florida. As a result, we are exposed to geographic risks, as high unemployment rates, declines in the housing industry and declines in the real estate market have generally been more severe in Florida than in the rest of the country. Adverse changes in laws and regulations in Florida would have a greater negative impact on our revenues, financial condition and business than on similar institutions in markets outside of Florida. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes, which may disrupt our operations, adversely impact the ability of our borrowers to timely repay their loans and the value of any collateral held by us, or otherwise have an adverse effect on our results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are unpredictable.

The Company is controlled by BFC Financial Corporation and its controlling shareholders and this control position may adversely affect the market price of the Company’s Class A Common Stock.

BFC owns shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 75% of the Company’s total voting power. Additionally, Alan B. Levan, our Chairman and Chief Executive Officer, and John E. Abdo, our Vice Chairman, beneficially own shares of BFC’s class A and class B common stock representing approximately 71% of BFC’s total voting power. The Company’s Class A Common Stock and class B Common Stock vote as a single group on most matters. Accordingly, BFC, directly, and Messrs. Levan and Abdo, indirectly through BFC, are in a position to control the Company, elect the Company’s Board of Directors and significantly influence the outcome of any shareholder vote, except in those limited circumstances where Florida law mandates that the holders of the Company’s Class A Common Stock vote as a separate class. This control position may have an adverse effect on the market price of the Company’s Class A Common Stock.

BFC can reduce its economic interest in us and still maintain voting control.

Our Class A Common Stock and Class B Common Stock generally vote together as a single class, with our Class A Common Stock possessing a fixed 53% of the aggregate voting power of all of our common stock and our Class B Common Stock possessing a fixed 47% of such aggregate voting power. Our Class B Common Stock currently represents less than 1% of our common equity and 47% of our total voting power. As a result, the voting power of our Class B Common Stock does not bear a direct relationship to the economic interest represented by the shares. Any issuance of shares of our Class A Common Stock will further dilute the relative economic interest of our Class B Common Stock, but will not decrease the voting power represented by our Class B Common Stock. Further, our Restated Articles of Incorporation provide that these relative voting percentages will remain fixed until such time as BFC and its affiliates own less than 97,253 shares of our Class B Common Stock, which is approximately 50% of the number of shares of our Class B Common Stock that BFC now owns, even if additional shares of our Class A Common Stock are issued. Therefore, BFC may sell up to approximately 50% of its shares of our Class B Common Stock (after converting those shares to Class A Common Stock), and significantly reduce its economic interest in us, while still maintaining its voting power. If BFC were to take this action, it would widen the disparity between the equity interest represented by our Class B Common Stock and its voting power. Any conversion of shares of our Class B Common Stock into shares of our Class A Common Stock would further dilute the voting interests of the holders of our Class A Common Stock.

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

A sustained decline in the Company’s Class A Common Stock price may result in the delisting of its Class A Common Stock from the NYSE.

The Company’s Class A Common Stock currently trades on the NYSE. Like many other companies involved in the financial services industry over the last several years, the trading price of the Company’s Class A Common Stock has experienced a substantial decline. A listed company would be deemed to be below compliance with the continued listing standards of the NYSE if, among other things, the listed company’s average closing price was less than $1.00 over a consecutive 30 trading day period or, with respect to listed companies with shareholders equity of less than $50 million, the listed company’s average market capitalization was less than $50 million over a consecutive 30 trading day period. The NYSE’s market capitalization and equity requirements are based on the Company’s publicly traded stock at the holding company level.

On April 6, 2011, the Company was notified that its Class A Common Stock did not satisfy one minimum share price standard because, as of March 31, 2011, the average closing price per share of the Company’s Class A Common Stock over the preceding 30 trading day period was $0.98. Under the rules of the NYSE, the Company had a six month period to cure the deficiency, which was accomplished as a result of the one-for-five reverse stock split affected by the Company during October 2011.

On October 21, 2011, the Company received notification that it was below the NYSE’s continued listing criteria because, as of October 14, 2011, the Company’s average market capitalization for the preceding 30-day trading period was $48.9 million. In accordance with the NYSE’s rules, the Company submitted a business plan to the NYSE in which it advised the NYSE of the actions it has taken or expects to take in order to comply with the NYSE’s continued listing standards within 18 months. The Company’s Class A Common Stock will continue to be listed and traded on the NYSE during this period, subject to the NYSE’s acceptance of the business plan, and the Company’s compliance with the business plan and the other continued listing standards of the NYSE.

If the Company does not timely regain compliance with the NYSE’s average market capitalization standard and otherwise meet and continue to comply with the requirements for continued listing, then the Company’s Class A Common Stock will be delisted from the New York Stock Exchange. In such case, the Company would attempt to cause its Class A Common Stock to be eligible for quotation on the OTC Bulletin Board. However, in such event, the trading price of the Company’s Class A Common Stock would likely be adversely impacted, it may become more difficult for the holders of the Company’s Class A Common Stock to sell or purchase shares of the Company’s Class A Common Stock, and it may become more difficult for the Company to raise capital, which could materially and adversely impact the Company’s business, prospects, financial condition and results of operations.

The loss of key personnel or the failure to attract and retain highly qualified personnel could adversely affect our operations.

Our performance is largely dependent on the talents and efforts of skilled individuals. There is intense competition in the financial services industry for qualified employees. We also face increasing competition with businesses outside the financial services industry for the most highly skilled individuals. In addition, our recent losses, reductions in force and other efforts to achieve operating efficiencies as well as the concerns about the transaction to sell BankAtlantic to BB&T and the instability of financial institutions in general may make it more difficult to retain key personnel. Our business operations could be adversely affected if we are unable to retain and motivate our existing employees and attract new employees as needed. During January 2012, the SEC filed a lawsuit against the Company’s Chairman and Chief Executive Officer, Alan B. Levan, alleging violations of securities laws. In addition to injunctive relief and monetary penalties, the complaint seeks an officer and director bar with respect to Mr. Alan Levan. While the Company believes that it and Mr. Levan fully complied with applicable law, the outcome of this litigation is uncertain. In the event Mr. Alan Levan is restricted from serving, or is otherwise unable to serve, as an executive officer and/or director of the Company, the Company and its business, as well as the businesses of its subsidiaries, may be adversely impacted. However, the Company believes that any such adverse impact would be mitigated by the continuation of service of other executive officers, including Mr. Abdo, who serves as a director of the Company and Vice Chairman of the Company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

BankAtlantic owns the Company’s and BankAtlantic’s principal and executive offices which are located at 2100 West Cypress Creek Road, Fort Lauderdale, Florida, 33309.

The following table sets forth owned and leased branches by region at December 31, 2011:

	$000,000	$000,000	$000,000
	Miami - Dade	Broward	Palm Beach
Owned full-service branches	9	13	25

Leased full-service branches	9	11	4
Ground leased full-service branches (1)	3	3	1

Total full-service branches	21	27	30

Lease expiration dates	2012-2020	2012-2016	2012-2016

Ground lease expiration dates	2026-2027	2017-2072	2026

(1) Branches in which BankAtlantic owns the building and leases the land.

The following table sets forth leased drive-through facilities and leased back-office facilities by region at December 31, 2011:

	Miami - Dade	Broward	Orlando
Leased drive-through facilities	1	1	-

Leased drive through expiration dates	2015	2014	-

Leased back-office facilities	1	-	1

Leased back-office expiration dates	2018	-	2013

In prior years, BankAtlantic had acquired land and executed operating leases for branch expansion. As of December 31, 2011, BankAtlantic is seeking to sublease the leased properties, and sell the parcels of land which were not used for branch expansion. The following table sets forth the executed leases and land purchased for branch expansion as of December 31, 2011:

	Broward	Palm Beach	Tampa Bay	Orlando / Jacksonville
Executed leases held for sublease	2	1	2	-

Executed lease expiration dates	2013 -2030	2029	2028-2048	-

Land held for sale	-	1	1	3

ITEM 3. LEGAL PROCEEDINGS

In re BankAtlantic Bancorp, Inc. Securities Litigation, No. 0:07-cv-61542-UU, United States District Court, Southern District of Florida

On October 29, 2007, Joseph C. Hubbard filed a class action in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and five of its current or former officers. The defendants in this action were BankAtlantic Bancorp, James A. White, Valerie C. Toalson, Jarett S. Levan, John E. Abdo and Alan B. Levan. The complaint, which was later amended, alleged that during the purported class period of November 9, 2005 through October 25, 2007, BankAtlantic Bancorp and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The complaint asserted claims for violations of the Exchange Act and Rule 10b-5 promulgated thereunder, and sought unspecified damages. On December 12, 2007, the presiding court consolidated into Hubbard a separately filed action captioned Alarm Specialties, Inc. v. BankAtlantic Bancorp, Inc., No. 0:07—cv-61623-WPD. On February 5, 2008, the presiding court appointed State-Boston Retirement System lead plaintiff and Lubaton Sucharow LLP to serve as lead counsel pursuant to the provisions of the Private Securities Litigation Reform Act. The presiding court subsequently changed the caption to In re BankAtlantic Bancorp, Inc. Securities Litigation.

On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of BankAtlantic Bancorp’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 and retained those shares until the end of the period. The jury rejected the plaintiffs’ claim for the six-month period from October 19, 2006 to April 25, 2007. Prior to the beginning of the trial, the plaintiffs abandoned any claim for any prior period.

On April 25, 2011, the presiding court granted the defendants’ post-trial motion for judgment as a matter of law and vacated the jury verdict, resulting in a judgment in favor of all defendants on all claims. The plaintiffs have appealed the court’s order setting aside the jury verdict with respect to certain of the defendants. The appeal has been fully briefed and the United States Court of Appeals for the Eleventh Circuit has heard oral argument on that appeal.

D.W. Hugo, individually and on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. BankAtlantic Bancorp, Inc., Alan B. Levan, Jarett S. Levan, Jay C. McClung, Marcia K. Snyder, Valerie Toalson, James A. White, John E. Abdo, D. Keith Cobb, Steven M. Coldren, and David A. Lieberman, Case No. 0:08-cv-61018-UU, United States District Court, Southern District of Florida

In July 2008, BankAtlantic Bancorp and certain of its officers and directors were named in a lawsuit which alleged that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to BankAtlantic Bancorp’s commercial real estate loan portfolio. The complaint further alleged that BankAtlantic Bancorp’s public filings and statements did not fully disclose the risks associated with its commercial real estate loan portfolio and sought damages on behalf of BankAtlantic Bancorp. In July 2011, the case was dismissed and the parties exchanged mutual releases and neither the individual defendants nor BankAtlantic Bancorp made any monetary payments in connection with the dismissal.

Albert R. Feldman, Derivatively on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. v. Alan B. Levan, et al., Case No. 0846795 07

On December 2, 2008, the Circuit Court for Broward County stayed a separately filed action captioned Albert R. Feldman, Derivatively on behalf of Nominal Defendant BankAtlantic Bancorp, Inc. vs. Alan B. Levan, et al., Case No. 0846795 07. The Feldman case is a derivative case with allegations virtually identical to those made in the Hugo case described above. In August 2011, the parties entered into a stipulation of dismissal with prejudice with respect to all of the claims in this case, and the court entered an order of dismissal with respect to those claims. Neither the individual defendants nor the Company made any payments in connection with the dismissal.

Jordan Arizmendi, et al., individually and on behalf of all others similarly situated, v. BankAtlantic, Case No. 09-059341 (19), Circuit Court of the 17th Judicial Circuit for Broward County, Florida.

On November 8, 2010, two pending class action cases against BankAtlantic — Farrington v. BankAtlantic, and Rothman v. BankAtlantic – were consolidated, and a Consolidated Amended Class Action Complaint (“Complaint”) was filed. New purported named plaintiffs were added, and the case is now styled as Jordan Arizmendi, et al., individually and on behalf of all others similarly situated, v. BankAtlantic. The Complaint, which asserts claims for breach of contract and breach of the duty of good faith and fair dealing, alleges that the Bank improperly re-sequenced debit card transactions, improperly assessed overdraft fees on positive balances, and improperly imposed sustained overdraft fees on customers one day sooner than provided for under the applicable account agreement. BankAtlantic has filed a motion to dismiss which is pending with the court.

In re BankAtlantic Bancorp, Inc. Litig., Consol. C.A. No. 7068-VCL, Court of Chancery for the State of Delaware

On November 28, 2011, putative holders of direct or indirect interests in trust preferred securities issued by four trusts sponsored by BankAtlantic Bancorp (BBC Capital Trust II, BBC Capital Trust IX and BBC Capital Trust XII (collectively, the “Defendant Trusts”) and BBX Capital Trust 2007 I(A)) sued BankAtlantic Bancorp, the Defendant Trusts and BB&T alleging that the proposed sale of BankAtlantic to BB&T contemplated by the stock purchase agreement between the companies violated provisions contained in the indentures entered into between each of the four trusts and BankAtlantic Bancorp in connection with the issuance of the trust preferred securities. On December 27, 2011, Wilmington Trust Company, in its capacity as trustee under various indentures, declarations of trust and guarantee agreements relating to trust preferred securities issued by BBC Capital Trust II, BBC Capital Trust XI and BBX Capital Trust 2007 II(A) (collectively, the “Wilmington Trusts”) filed a declaratory judgment action against BankAtlantic Bancorp seeking a declaration that the proposed sale of BankAtlantic to BB&T under the terms of the stock purchase agreement violated provisions contained in the indentures relating to the trust preferred securities issued by the Wilmington Trusts. On December 30, 2011, Wells Fargo Bank, N.A., in its capacity as Institutional Trustee of BBC Capital Trust IX and BBC Capital Trust XII, filed a verified complaint in intervention against BankAtlantic Bancorp and BB&T. On January 6, 2012, Trapeza CDO I, LLC, Trapeza CDO II, LLC and Trapeza CDO III, LLC filed a verified complaint in intervention against BankAtlantic Bancorp, BBC Capital Trust V and BBC Capital Trust VI. On February 27, 2012, the Delaware Chancery Court found that the proposed transaction with BB&T, where BankAtlantic Bancorp would retain the trust preferred securities and BB&T would purchase all of the shares of BankAtlantic less certain assets to be retained by BankAtlantic Bancorp, violated the successor obligor provisions in the indentures underlying the trust preferred securities. The court permanently enjoined BankAtlantic Bancorp from proceeding with the sale of the stock of BankAtlantic to BB&T on the terms contemplated by the November 1, 2011 Stock Purchase Agreement. Wilmington Trust Company and Wells Fargo, N.A. have moved for reimbursement of the attorneys’ fees and expenses that they incurred in litigating the action. In March 2012, BankAtlantic Bancorp and BB&T amended the Agreement to require BB&T to assume the Parent Company’s trust preferred securities obligations upon the closing of the transaction, meeting the terms of the successor obligor provisions of the indentures.

Securities and Exchange Commission v. BankAtlantic Bancorp, Inc. and Alan B. Levan, Case No. 12-60082-CV-SCOLA, United States District Court, Southern District of Florida

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and Alan B. Levan, BankAtlantic Bancorp’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BankAtlantic Bancorp’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The SEC is seeking a finding by the court of violations of securities laws, a permanent injunction barring future violations, civil money penalties and, in the case of Mr. Alan B. Levan, an order barring him from serving as an officer or director of a public company. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the actions.

Office of Thrift Supervision Overdraft Processing Examination

As previously disclosed, the Office of Thrift Supervision advised BankAtlantic that it had determined that BankAtlantic had engaged in deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act relating to certain of BankAtlantic’s deposit-related products. BankAtlantic filed an appeal of the OTS position. As a result of the integration of the OTS and the OCC, the appeal was reviewed by the OCC and on February 27, 2012 the OCC concurred with the OTS determination that certain of BankAtlantic’s practices were deceptive in violation of Section 5 of the FTC Act, but found that those practices were not unfair under Section 5. Based on such findings, management does not believe any monetary fines or restitution will be imposed.

In the ordinary course of business, the Company and its subsidiaries are also parties to lawsuits and proceedings as plaintiff or defendant involving its bank operations, lending, and tax certificate activities. Although the Company believes it has meritorious defenses in connection with those matters and that the outcomes of these pending legal matters should not materially impact us, the ultimate outcomes of these matters are uncertain.

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

On October 17, 2011, the Company completed a one-for-five reverse stock split. Where appropriate, amounts throughout this document have been adjusted to reflect this reverse stock split.

On March 19, 2012, there were approximately 613 record holders and 15,646,464 shares of the Class A Common Stock issued and outstanding. In addition, there were 195,045 shares of Class B Common Stock outstanding at March 19, 2012.

The following table sets forth, for the periods indicated, the high and low sale prices of the Class A Common Stock as reported by the New York Stock Exchange:

	Class A Common Stock Price
	High	Low
For the year ended December 31, 2011	$7.00	$1.97
Fourth quarter	7.00	1.97
Third quarter	5.90	3.00
Second quarter	5.15	3.45
First quarter	6.65	4.10

For the year ended December 31, 2010	$16.40	$3.00
Fourth quarter	7.95	3.00
Third quarter	9.25	3.75
Second quarter	16.40	6.75
First quarter	16.20	5.70

The Company has filed, as exhibits to this Annual Report on Form 10-K, the certifications of the Company’s principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company’s public disclosure.

The Company declared regular quarterly cash dividends on its common stock through January 2009. In February 2009, the Company elected to exercise its right to defer payments of interest on its trust preferred securities junior subordinated debt. The Company is permitted to defer quarterly interest payments for up to 20 consecutive quarters. During the deferral period, the Company may not pay dividends to its common shareholders. The Company can end the deferral period at any time by paying all accrued and unpaid interest. The availability of funds for cash dividend payments on the Company’s common stock depends upon BankAtlantic’s ability to pay cash dividends to the Parent Company. However, the terms of the Orders prohibit the payment of dividends by the Parent Company or BankAtlantic without receiving the prior written non-objection of the OCC. Accordingly, the Company does not expect to receive dividend payments from BankAtlantic for the foreseeable future and does not expect to make dividend payments to the Company’s shareholders for the foreseeable future.

There were no cash dividends paid during the years ended December 31, 2011 and 2010 by the Company.

On August 28, 2009, the Company distributed to each record holder of its Class A Common Stock and Class B Common Stock as of August 24, 2009 non-transferable subscription rights to purchase 4.441 shares of its Class A Common Stock for each share of Class A and Class B Common Stock owned on that date. The subscription price was $10.00 per share and the Company completed the rights offering on September 29, 2009 and issued 7,596,187 shares of its Class A Common Stock to exercising shareholders. The net proceeds from this rights offering were $75.5 million, net of offering costs. The Company used the net proceeds to contribute $75 million of capital to BankAtlantic.

On June 18, 2010, the Company distributed to each holder of record who owned shares of the Company’s Class A Common Stock and Class B Common Stock on June 14, 2010 non-transferable subscription rights to purchase 0.327 shares of Class A Common Stock for each share of Class A and Class B Common Stock owned on that date. The rights offering was for an aggregate amount of $25 million with a subscription price of $7.50 per share. Shareholders who exercised their basic subscription rights in full were given the opportunity to request to purchase additional shares of the Company’s Class A Common Stock that were not subscribed for in the rights offering. The net proceeds from this rights offering were $19.6 million, net of offering costs. The Company used the net proceeds as part of a $20 million capital contribution to BankAtlantic.

On May 2, 2011, the Company distributed to each record holder of its Class A Common Stock and Class B Common Stock as of May 12, 2011 non-transferable subscription rights to purchase 0.624 shares of its Class A Common Stock for each share of Class A and Class B Common Stock owned on that date. The subscription price was $3.75 per share and the Company completed the rights offering on June 16, 2011 and issued 3,025,905 shares of its Class A Common Stock to exercising shareholders. The net proceeds from this rights offering were $11.0 million. The Company used the net proceeds of $11.0 million to fund part of its $20 million capital contribution to BankAtlantic in June 2011.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands except share and per share data)	For the Years Ended December 31,
	2011	2010	2009	2008	2007

Income Statement
Total interest income	$141,328	176,308	223,593	314,516	371,633
Total interest expense	31,259	39,546	75,231	140,685	192,857

Net interest income	110,069	136,762	148,362	173,831	178,776
Provision for loan losses	71,638	144,361	232,658	159,801	70,842
Securities activities, net	5,435	2,864	11,180	2,039	8,412
Gain on sale of Tampa branches	38,603	-	-	-	-
Other non-interest income	83,118	104,149	118,641	135,525	143,420
Restructuring charges, impairments, cost of debt redemptions and exit activities	18,311	21,535	29,920	59,551	20,890
Other non-interest expense	176,315	222,763	236,844	278,798	296,460

Loss from continuing operations before income taxes	(29,039)	(144,884)	(221,239)	(186,755)	(57,584)
(Benefit) provision for income taxes	(298)	(2,134)	(31,719)	32,489	(27,572)

Loss from continuing operations	(28,741)	(142,750)	(189,520)	(219,244)	(30,012)
Discontinued operations, net of tax (5)	-	(500)	3,701	16,605	7,812

Net loss	(28,741)	(143,250)	(185,819)	(202,639)	(22,200)
Less: net income attributable to non-controlling interest	(336)	(931)	-	-	-

Net loss attributable to BankAtlantic Bancorp, Inc.	$(29,077)	(144,181)	(185,819)	(202,639)	(22,200)

Performance ratios
Return on average assets (1)	(0.70)	(3.13)	(3.60)	(3.50)	(0.47)
Return on average equity (1)	(217.95)	(39.85)	(92.44)	(51.03)	(5.91)
Average equity to average assets	0.32	7.86	3.90	6.86	7.91
Dividend payout ratio (2)	-	-	(0.15)	(0.38)	(24.79)

(In thousands except share and per share data)	For the Years Ended December 31,
	2011	2010	2009	2008	2007

Basic and diluted earnings per share
Basic and diluted loss from continuing operations	$(2.04)	(12.87)	(39.95)	(72.35)	(9.65)
Basic and diluted earnings (loss) per share from discontinued operations (5)	-	(0.04)	0.78	5.50	2.55

Basic and diluted loss per share	$(2.04)	(12.91)	(39.17)	(66.85)	(7.10)

Per common share data
Cash dividends declared per common share Class A	$-	-	0.025	0.075	0.640
Cash dividends declared per common share Class B	-	-	0.025	0.075	0.640
Book value per share (3)	(1.08)	1.18	14.38	108.59	204.79

(In thousands except share and per share data)	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet (at year end)
Loans, net	$2,503,804	3,047,944	3,694,326	4,326,651	4,524,188
Securities	92,923	515,680	432,818	948,592	1,169,673
Total assets	3,678,119	4,509,433	4,815,617	5,814,557	6,378,817
Deposits	3,280,083	3,893,014	3,969,680	3,919,796	3,953,405
Securities sold under agreements to repurchase and other short term borrowings	-	22,764	27,271	284,423	167,240
Other borrowings (4)	359,114	514,385	613,043	1,284,087	1,717,893
Total (deficit) equity	(16,926)	14,743	141,571	243,968	459,321
Asset quality ratios for BankAtlantic
Non-performing assets, net of reserves, as a percent of total loans, tax certificates and repossessed assets	% 15.18	13.08	9.39	6.55	4.10
Loan loss allowance as a percent of non-performing loans	38.29	43.48	56.56	47.76	52.65
Loan loss allowance as a percent of total loans	5.02	5.09	4.83	3.07	2.04
Capital ratios for BankAtlantic:
Total risk based capital	% 15.15	11.72	12.56	11.63	11.63
Tier I risk based capital	12.93	9.68	10.63	9.80	9.85
Leverage	8.22	6.22	7.58	6.80	6.94

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

2.	Cash dividends declared on common shares divided by income from continuing operations.
3.	The denominator of book value per share was computed by combining the number of Class A and Class B shares outstanding at year end for all periods.
4.	Other borrowings consist of FHLB advances, subordinated debentures, notes, bonds payable and junior subordinated debentures.
5.	Discontinued operations include the earnings of Ryan Beck for the year ended December 31, 2007.
6.

During the year ended December 31, 2009, the Company recognized a tax benefit associated with the enactment of tax legislation that increased the 2009 net operating loss carry-back period from two years to five years. During each of the years in the four year period ended December 31, 2011, the Company recorded a deferred tax valuation allowance for its entire net deferred tax asset.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF

OPERATIONS AND FINANCIAL CONDITION

Introduction

BankAtlantic Bancorp, Inc. is a Florida-based financial services holding company offering a full range of products and services through BankAtlantic, our wholly-owned banking subsidiary. As of December 31, 2011, we had total consolidated assets of approximately $3.7 billion and deposits of approximately $3.3 billion. We operate through two primary business segments: BankAtlantic and the Parent Company.

Recent Events

Agreement with BB&T for the sale of BankAtlantic

On November 1, 2011, the Parent Company entered into a definitive agreement with BB&T Corporation (“BB&T”), dated November 1, 2011 and amended on March 13, 2012 (“Agreement” or “transaction”) to sell its ownership in BankAtlantic, its wholly-owned financial institution subsidiary, to BB&T. While it is currently anticipated that the transaction with BB&T will be consummated during the second quarter of 2012, consummation of the transaction remains subject to regulatory approval and other closing conditions and it may not be completed in the time frame indicated, on anticipated terms, or at all. The Parent Company’s and/or BankAtlantic’s business may be negatively affected by the pendency of the proposed transaction. Accordingly, the information contained in this Form 10-K is presented without taking into account the transaction contemplated by the amended Agreement. See Item 1. Business –[Recent Events] for a further discussion.

Consolidated Results of Operations

Loss from continuing operations from each of the Company’s reportable business segments follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009

BankAtlantic	$(1,405)	(115,910)	(148,708)
Parent Company	(27,336)	(26,840)	(40,812)

Loss from continuing operations	$(28,741)	(142,750)	(189,520)

For the Year Ended December 31, 2011 as Compared to 2010

BankAtlantic’s improved performance during the year ended December 31, 2011 compared to the same 2010 period resulted primarily from the sale of 19 Tampa branches and related facilities to PNC Bank for a net gain of $38.6 million, a $68.4 million decline in the provision for loan losses, a $7.1 million reduction in impairment losses and a $37.4 million decline in operating expenses. The above improvements in BankAtlantic’s results of operations were partially offset by a $25.9 million decline in net interest income and a $21.0 million reduction in service charges.

The decrease in the provision for loan losses primarily reflects a slowing in the amount of loans migrating to a delinquency or non-accrual status compared to prior periods. Loans delinquent 31 to 89 days declined from $38.2 million as of December 31, 2010 to $33.7 million at December 31, 2011 and the amount of nonaccrual loans declined from $371.0 million at December 31, 2010 to $337.2 million at December 31, 2011. The reduction in the allowance for loan losses resulted primarily from the improvement in loan delinquencies and a significant reduction in loan charge-offs during 2011 compared to 2010.

The reduction in impairment losses reflects BankAtlantic recognizing $4.5 million of impairments on assets transferred to held-for-sale in connection with the decision during 2010 to pursue the sale of the Tampa branches and $4.0 million of employee severance during 2010. Additionally, BankAtlantic recognized recoveries of $0.6 million related to lease terminations and land sales of properties acquired in BankAtlantic’s branch expansion program in 2011 compared to losses of $6.2 million during 2010. The above reduction in impairment losses was partially offset by a $7.4 million increase in impairments of real estate owned during 2011 compared to 2010.

The decrease in operating expenses reflects lower compensation and occupancy expenses associated with the consolidation of back-office facilities, workforce reductions, normal attrition and elimination of expenses associated with BankAtlantic’s Tampa operations as a result of the completion of the Tampa branch sale on June 3, 2011. Additionally, BankAtlantic recognized $4.1 million of gains on the sales of real estate owned in 2011 compared to $1.0 million of losses during 2010. Included in the gains on real estate owned sales during 2011 was the sale of a commercial property for a $1.6 million gain.

The lower net interest income in 2011 resulted primarily from a significant reduction in earning assets and an increasing proportion of investments in cash at the Federal Reserve Bank. BankAtlantic reduced its asset balances during 2010 and 2011 in order to improve regulatory capital ratios.

The lower service charges primarily reflect the sale of the Tampa branches and lower overdraft fees during 2011 compared to 2010. We believe that the decline in the overdraft fees reflects a decline in the number of accounts incurring overdraft fees based on efforts to attract customers who maintain deposit accounts with higher balances, regulatory initiatives and other changes in our overdraft policies, as well as changes in customer behavior. BankAtlantic revised its overdraft policies during the first and third quarters of 2011 which had the effect of decreasing the number and amount of overdraft fees. We anticipate that this trend will continue and that our overdraft fee income will be lower in future periods. Also, services charges from ATM interchange and surcharge income declined during 2011 compared to 2010 due to lower volume of transactions associated primarily with the Tampa branch sale.

The decrease in the Parent Company’s loss for the 2011 period compared to the same 2010 period resulted primarily from a $4.3 million reduction in the provision for loan losses, lower compensation expenses and professional fees, partially offset by impairments of real estate owned and investment securities held by the Parent Company as well as a reduction in net interest income. The lower provision for loan losses at the Parent Company resulted from a significant reduction in charge-offs during 2011 compared to 2010. The reduced charge-offs reflect lower overall loan balances and the slowing of declines in real estate values. The reduction in compensation expense at the Parent Company reflects lower share-based compensation during 2011 primarily as a result of the acceleration of share-based compensation expense during 2010 due to executive officers forfeiting non-vested stock options during the year ended December 31, 2010. The decline in professional fees at the Parent Company reflects a $0.9 million litigation recovery in connection with a loan participation dispute and elevated legal fees during 2010 associated with responding to a Securities and Exchange Commission investigation. The reduction in net interest income at the Parent Company primarily resulted from higher average junior subordinated debenture balances due to the deferral of interest during the year ended December 31, 2011.The Parent Company also recognized a $3.2 million increase in impairments of real estate owned and loans held-for-sale during 2011 compared to 2010 due to declining property values. The Parent Company recognized during 2011 a $1.5 million impairment loss associated with private equity securities compared to no securities impairment losses during 2010.

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

The decreased non-interest income was due primarily to lower revenues from service charges reflecting declines in the total number of accounts, modifications to our overdraft policies and changes in customer behavior.

The decline in BankAtlantic’s net interest income resulted primarily from lower earning asset balances and higher non-performing asset balances as well as an increase in lower yielding interest bearing cash balances with the Federal Reserve Bank and other lower yielding investments reflecting management’s decision to enhance liquidity.

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

The decrease in the Parent Company’s loss for the year ended December 31, 2010 compared to the same 2009 period resulted primarily from a $12.9 million decline in the provision for loan losses and lower compensation expenses partially offset by higher professional fees. The substantial improvement in the provision for loan losses reflects lower loan balances from loan sales, short sales and charge-offs. Loan receivable balances declined from $48.0 million at December 31, 2009 to $17.3 million at December 31, 2010. The decline in compensation expense reflects substantially lower executive bonuses during 2010 compared to 2009. The increase in professional fees resulted from higher consulting costs associated with investment banking and advisory services as well as increased legal expenses incurred in connection with the SEC investigation, regulatory environment, general corporate matters and foreclosure costs associated with non-performing loans held in the work-out subsidiary of the Parent Company.

Discontinued Operations for the Years Ended December 31, 2010 and 2009

During the year ended December 31, 2010, the Parent Company recognized $0.5 million of indemnification losses pursuant to the Ryan Beck merger agreement with Stifel. During the years ended December 31, 2009, the Parent Company recognized $3.7 million in discontinued operations relating to additional proceeds received in connection with contingent earn-out payments under the Ryan Beck merger agreement with Stifel partially offset by $0.5 million of indemnification losses.

BankAtlantic Results of Operations

Key Events Impacting BankAtlantic’s Operations:

In April 2002, BankAtlantic launched its “Florida’s Most Convenient Bank” initiative which resulted in significant demand deposit, NOW checking and savings account growth (we refer to these accounts as “core deposit” accounts) and subsequently this initiative contributed to a significant increase in core deposit balances from $600 million at December 31, 2001 to approximately $2.4 billion at December 31, 2011. Core deposits represented 73% of BankAtlantic’s total deposits at December 31, 2011, compared to 26% of total deposits at December 31, 2001.

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

During 2010, BankAtlantic continued to reduce its expenses and assets in order to improve its liquidity and capital ratios. The Company contributed $28 million of capital to BankAtlantic. As a consequence of these actions, BankAtlantic was successful in enhancing its liquidity and maintaining its required regulatory capital levels throughout 2010 despite incurring additional losses during 2010. During the third quarter of 2010, BankAtlantic began seeking a buyer for its Tampa branches in order to focus on its core markets in southeast Florida. In January 2011, BankAtlantic entered into an agreement to sell its

Tampa branches to PNC Financial Services Group Inc. The sale of BankAtlantic’s Tampa branches closed in June 2011 resulting in an improvement in regulatory capital ratios and reduced operating expenses

In February 2011, BankAtlantic entered into the Bank Order. The Bank Order required increased regulatory capital ratios and placed limitations on BankAtlantic’s lending, asset growth and deposit growth. During the second quarter of 2011, BankAtlantic met the higher regulatory requirements of the Bank Order through efforts which included the sale of the Tampa branches for a $38.6 million gain, reducing assets, and the contribution by BankAtlantic Bancorp of $20 million of capital to BankAtlantic.

The following table is a condensed income statement summarizing BankAtlantic’s results of operations (in thousands):

	For the Years Ended			Change	Change
	December 31,			2011 vs	2010 vs
	2011	2010	2009	2010	2009

Net interest income	$125,400	151,334	163,324	(25,934)	(11,990)
Provision for loan losses	(70,424)	(138,825)	(214,244)	68,401	75,419

Net interest income (expense) after provision for loan losses	54,976	12,509	(50,920)	42,467	63,429
Non-interest income	128,931	105,762	129,292	23,169	(23,530)
Non-interest expense	(185,610)	(236,315)	(258,799)	50,705	22,484

BankAtlantic loss before income taxes	(1,703)	(118,044)	(180,427)	116,341	62,383
Benefit for income taxes	298	2,134	31,719	(1,836)	(29,585)

BankAtlantic net loss	$(1,405)	(115,910)	(148,708)	114,505	32,798

BANKATLANTIC’S NET INTEREST INCOME

The following table summarizes net interest income:

	For the Years Ended
	December 31, 2011			December 31, 2010			December 31, 2009
(Dollars are in thousands)	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate	Average Balance	Revenue/ Expense	Yield/ Rate
Interest earning assets
Loans: (a)
Residential real estate	$1,071,777	50,456	4.71	1,392,600	68,392	4.91	1,758,188	89,836	5.11
Commercial real estate	793,361	33,338	4.20	1,043,261	39,758	3.81	1,204,005	46,746	3.88
Consumer	596,881	17,679	2.96	661,718	19,285	2.91	723,135	21,104	2.92
Commercial non-mortgage	125,016	7,675	6.14	135,669	9,036	6.66	143,224	7,461	5.21
Small business	289,175	18,185	6.29	307,269	19,295	6.28	316,328	20,010	6.33

Total loans	2,876,210	127,333	4.43	3,540,517	155,766	4.40	4,144,880	185,157	4.47

Investment securities (b)	912,283	13,761	1.51	719,429	20,251	2.81	706,953	37,857	5.35
Federal funds sold	-	-	-	2,303	7	0.30	14,760	33	0.22

Total investment securities	912,283	13,761	1.51	721,732	20,258	2.81	721,713	37,890	5.25

Total interest earning assets	3,788,493	141,094	3.72	4,262,249	176,024	4.13	4,866,593	223,047	4.58

Total non-interest earning assets	270,032			296,336			319,520

Total assets	$4,058,525			4,558,585			5,186,113

Interest bearing liabilities
Deposits:
Savings	$454,487	910	0.20	441,286	1,112	0.25	436,169	1,612	0.37
NOW, money funds and checking	1,746,517	7,311	0.42	1,878,123	9,288	0.49	1,589,340	9,961	0.63
Certificate accounts	519,524	6,391	1.23	758,000	12,111	1.60	1,192,012	30,311	2.54

Total interest bearing deposits	2,720,528	14,612	0.54	3,077,409	22,511	0.73	3,217,521	41,884	1.30

Securities sold under agreements to repurchase and federal funds purchased	11,743	14	0.12	35,056	46	0.13	108,248	237	0.22
Advances from FHLB	43,904	153	0.35	107,455	1,209	1.13	553,146	16,522	2.99
Subordinated debentures and notes payable	22,000	915	4.17	22,125	924	4.18	22,757	1,080	4.75

Total interest bearing liabilities	2,798,175	15,694	0.56	3,242,045	24,690	0.76	3,901,672	59,723	1.53

Non-interest bearing liabilities
Demand deposit and escrow accounts	913,826			903,122			809,900
Other liabilities	45,583			55,221			62,343

Total non-interest bearing liabilities	959,409			958,343			872,243

Stockholders’ equity	300,941			358,197			412,198

Total liabilities and stockholders’ equity	$4,058,525			4,558,585			5,186,113

Net interest income/net interest spread			3.16			3.37			3.05

Net interest income		125,400			151,334			163,324

Margin
Interest income/interest earning assets	%		3.72			4.13			4.58
Interest expense/interest earning assets			0.42			0.58			1.23

Net interest margin	%		3.30			3.55			3.35

(a)	Includes non-accrual loans, and as such, the average yield on loans reflects the impact of these non-interest earning assets.
(b)	Average balances were based on amortized cost.

For the Year Ended December 31, 2011 as Compared to 2010

The decrease in net interest income resulted primarily from a reduction in earning assets, an increase in cash balances invested in lower yielding short-term investments and a reduction in the net interest margin.

The average balance of earning assets declined by $473.8 million for the year ended December 31, 2011 compared to the same 2010 period. The decline in average earning assets reflects a significant reduction in the origination and purchase of loans, lower agency securities balances as a result of repayments and securities sales, and reduced purchases of tax certificates. The decline in earning asset balances was partially offset by higher cash balances at the Federal Reserve Bank. BankAtlantic also experienced significant residential loan repayments due to a substantial number of loan refinancings associated with low residential mortgage interest rates during the years ended December 31, 2011 and 2010 as well as normal loan amortization payments. Also, BankAtlantic ceased originating commercial real estate loans which contributed to the significant decline in average commercial real estate loan balances during 2011 compared to 2010. BankAtlantic also slowed the origination of consumer loans resulting in a substantial reduction in average balances during 2011 compared to 2010.

The increase in average investment securities balances primarily reflects a significant increase in interest bearing cash balances at the Federal Reserve Bank partially offset by declines in mortgage-backed securities and REMICs as well as lower balances in agency bonds, municipal bonds and taxable securities. The lower REMIC and mortgage-backed securities balances reflect both the sale of $82.8 million of securities during the year ended December 31, 2011 and repayments. The lower balances in other securities resulted from repayments at maturity. The average cash balances at the Federal Reserve Bank were $530 million for the year ended December 31, 2011 compared to $338.7 million for the same 2010 period.

The net interest margin declined due to a change in our interest earning asset mix from higher yielding loans and mortgage-backed securities to lower yielding cash balances at the Federal Reserve Bank. The decline in interest earning asset yields was partially offset by a decline in interest bearing liability interest rates.

The decline in interest bearing liability interest rates primarily resulted from lower average interest rates on deposits. The lower average rates on deposits reflect the low interest rate environment and a significant reduction in certificate of deposit balances. During 2011, BankAtlantic reduced its brokered deposits, institutional certificates of deposit, and public fund balances. Certificates of deposit accounts generally bear higher rates of interest than other deposit accounts. In addition to deposit balance reductions during 2011, BankAtlantic also utilized cash to repay FHLB advances and short-term borrowings in order to reduce assets to improve regulatory capital ratios.

For the Year Ended December 31, 2010 as Compared to 2009

The decrease in net interest income primarily resulted from a significant reduction in earning assets and secondarily from an increase in non-performing assets partially offset by an improvement in the net interest margin.

The average balance of earning assets declined by $604.3 million during the year ended December 31, 2010 compared to the same 2009 period. This decline in interest earning assets significantly reduced our net interest income. The decline in average earning assets reflected a management decision to slow the origination and purchase of loans, sell agency securities and reduce the purchase of tax certificates in an effort to enhance liquidity and improve regulatory capital ratios. BankAtlantic also experienced significant residential loan and mortgage backed securities repayments due to normal loan amortization as well as a significant amount of loan refinancings associated with low residential mortgage interest rates during 2009 and 2010. These repayments during 2010 resulted in significant increases in cash which was used, in part, for the purchase of short-term investments and increased interest earning cash balances at the Federal Reserve Bank. The average balances of these short-term investments and Federal Reserve balances were $338.7 million during the year ended December 31, 2010 compared to $45.7 million for 2009.

The net interest spread and margin improved due to a decline in the cost of funds. The decline in the cost of funds resulted primarily from a change in our funding mix and secondarily from a decline in deposit interest rates in the industry. BankAtlantic used a portion of the funds from the reduction in assets to repay FHLB advances and short term wholesale borrowings. As a consequence, BankAtlantic’s funding mix changed from higher rate FHLB advances and short-term borrowings to lower rate deposits. The decline in interest bearing deposit rates reflects the lower interest rate environment and a change in the deposit funding mix from time deposits to NOW deposit accounts. Time deposits generally have higher interest rates than NOW accounts. Deposits which BankAtlantic receives in connection with its participation in the Certificate of Deposit Account Registry Services (“CDARS”) program from other participating CDARS institutions are included in BankAtlantic’s financial statements as brokered deposits. Average brokered deposits declined from $189.5 million during 2009 to $23.8 million, of which $18.8 million of the 2010 brokered deposits were CDARS related deposits. BankAtlantic ceased originating brokered deposits during 2009 and is restricted under the Bank Order from origination or renewing brokered deposits in subsequent periods.

The improved cost of funds was partially offset by lower interest earning asset yields primarily due to the change in the mix of earning assets as proceeds from the repayment of loans were reinvested in lower yielding short-term investments. Also contributing to the decline in loan receivable average yields was a significant increase in non-performing loans. Non-performing loans were $371.0 million and $286.1 million at December 31, 2010 and 2009.

Changes in Net Interest Income for the Year Ended December 31, 2011 Compared to 2010 and the

Year Ended December 31, 2010 Compared to 2009

The following table summarizes the changes in net interest income (in thousands):

	Year Ended December 31, 2011 Compared to Year Ended December 31, 2010			Year Ended December 31, 2010 Compared to Year Ended December 31, 2009
	Volume (a)	Rate	Total	Volume (a)	Rate	Total

Increase (decrease) due to:
Loans	$(29,410)	977	(28,433)	(26,589)	(2,802)	(29,391)
Taxable investment securities (b)	2,909	(9,399)	(6,490)	351	(17,957)	(17,606)
Federal funds sold	-	(7)	(7)	(38)	12	(26)

Total earning assets	(26,501)	(8,429)	(34,930)	(26,276)	(20,747)	(47,023)

Deposits:
Savings	27	(229)	(202)	13	(513)	(500)
NOW, money funds, and checking	(551)	(1,426)	(1,977)	1,428	(2,101)	(673)
Certificate accounts	(2,932)	(2,788)	(5,720)	(6,934)	(11,266)	(18,200)

Total deposits	(3,456)	(4,443)	(7,899)	(5,493)	(13,880)	(19,373)

Securities sold under agreements to repurchase	(28)	(4)	(32)	(96)	(95)	(191)
Advances from FHLB	(223)	(833)	(1,056)	(5,015)	(10,298)	(15,313)
Subordinated debentures	(8)	(1)	(9)	(26)	(130)	(156)

	(259)	(838)	(1,097)	(5,137)	(10,523)	(15,660)

Total interest bearing liabilities	(3,715)	(5,281)	(8,996)	(10,630)	(24,403)	(35,033)

Change in tax equivalent interest income	$(22,786)	(3,148)	(25,934)	(15,646)	3,656	(11,990)

(a)	Changes attributable to rate/volume have been allocated to volume.
(b)	Average balances were based on amortized cost.

The decline in net interest income during 2011 was due primarily to the decline in average earning assets and a reduction in average yields on earning assets partially offset by lower rates on interest-bearing liabilities. Average earning assets declined by $473.8 million, reducing net interest income by $34.9 million. Average interest-bearing liabilities declined by $443.9 million, reducing interest expense by $9.0 million. The lower yields on total earning assets reduced interest income by $8.4 million while declines in interest rates on total interest bearing liabilities reduced interest expense by $5.3 million. As discussed above, the lower yields on interest earning assets reflect the declining interest rate environment as well as the funds obtained from the repayment of higher yielding securities and loans being reinvested in lower yielding cash balances. The lower rates on interest bearing liabilities reflect the maturity and prepayments of certificate of deposit accounts as well as FHLB advances and other wholesale borrowings.

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

BANKATLANTIC’S ASSET QUALITY

Changes in the allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
Balance, beginning of period	$161,309	173,588	125,572	94,020	43,602
Charge-offs:
Commercial non-mortgage	(8,205)	(996)	(516)	-	-
Commercial real estate loans	(41,938)	(89,334)	(96,300)	(60,057)	(12,562)
Small business	(8,083)	(7,873)	(9,105)	(4,886)	(2,554)
Consumer loans	(26,894)	(39,483)	(40,236)	(28,942)	(7,065)
Residential real estate loans	(25,301)	(18,305)	(23,264)	(4,816)	(461)

Total charge-offs	(110,421)	(155,991)	(169,421)	(98,701)	(22,642)

Recoveries:
Commercial non-mortgage	1,140	716	500	41	862
Commercial real estate loans	1,203	1,337	700	-	304
Small business	1,090	626	494	428	417
Consumer loans	2,308	1,042	587	444	620
Residential real estate loans	2,049	1,166	912	397	15

Total recoveries	7,790	4,887	3,193	1,310	2,218

Net charge-offs	(102,631)	(151,104)	(166,228)	(97,391)	(20,424)
Provision for loan losses	70,425	138,825	214,244	135,383	70,842
Transfer specific reserves to Parent Company	-	-	-	(6,440)	-

Balance, end of period	$129,103	161,309	173,588	125,572	94,020

The significant decline in the provision for loan losses during the year ended December 31, 2011 as compared to 2010 and 2009 reflects lower charge-offs, declines in loan balances, a decline in loans migrating to non-accrual status and reductions in our allowance for loan losses associated with improved loss experiences. We believe that the slowing of the declines in property values during 2011 reflects improving economic conditions. The year-over-year increases in the provision for loan losses and charge-offs for 2007, 2008 and 2009 compared to the prior periods resulted primarily from the rapid decline in real estate values nationally, and in Florida, and the substantial downturn in the homebuilding industry coupled with the deteriorating economic environment that began in 2007. BankAtlantic had a high concentration of commercial borrowers in the homebuilding industry and the majority of its residential and consumer home equity loans are to retail customers. The ability of these retail customers to repay their loans is adversely affected by rising unemployment rates. In December 2009, the national unemployment rate rose to almost 10% and the Florida unemployment rate increased from 4.1% at December 31, 2007 to 7.6% at December 31, 2008, and stood at 11.8% at December 31, 2009. The Florida and national unemployment rates were 11.7% and 9.4%, respectively, at December 31, 2010 and improved to 9.7% and 8.2%, respectively, during the year ended December 31, 2011. Rising national unemployment has resulted in higher delinquencies and foreclosures on residential real estate loans, including the jumbo residential loans which comprise the majority of our residential loan portfolio. We believe the declining unemployment rate and the slowing of the rate of property value declines during 2011 resulted in lower charge-offs and provisions for loan losses compared to prior periods. We believe that our credit quality continues to be sensitive to the general economic conditions and unemployment trends in Florida and that if these trends continue to improve, we can expect continued reductions in our loan delinquencies and non-accrual loan balances as well as lower provisions for loan losses in future periods.

Residential loan charge-offs slightly increased during the year ended December 31, 2011 compared to the same 2010 period. The higher residential charge-offs reflect increased foreclosures during 2011 as specific valuation allowances were charged-off upon foreclosure. We believe the property value declines experienced during the prior periods have stabilized during 2011. However, we have a significant amount of variable interest rate loans and interest-only loans in our portfolio that will become fully amortizing in subsequent periods. An increase in interest rates in the future would increase the interest payments required on these loans which could have an adverse effect on the credit quality of those loans.

Commercial real estate loan charge-offs significantly declined during 2011 compared to 2010 and 2009 primarily due to lower charge-offs in BankAtlantic’s commercial residential loan portfolio. Historically, the majority of BankAtlantic’s charge-offs were related to commercial residential loans and the balances in the commercial residential portfolio have declined from $227 million at December 31, 2009 to $133.2 million at December 31, 2010 to $104.6 million at December 31, 2011.

Included in the commercial non-mortgage loan charge-offs for the year ended December 31, 2011 was a charge-off of $7.5 million relating to a factoring joint venture that ceased operations in September 2011.

We believe that the decline in consumer loan charge-offs during the year ended December 31, 2011 compared to the same 2010 and 2009 periods reflects a stabilization of Florida real estate market trends and a decline in consumer loans migrating to nonaccrual status.

During the year ended December 31, 2011, BankAtlantic transferred $25.1 million of residential non-accrual loans and $45.8 million of commercial real estate non-accrual loans to loans held-for-sale resulting in a $16.9 million reduction in the allowance for loan losses. During the year ended December 31, 2010, BankAtlantic transferred $27.9 million of commercial real estate non-accrual loans to loans held-for-sale resulting in a $2.9 million reduction in the allowance for loan losses.

At the indicated dates, BankAtlantic’s non-performing assets and other accruing impaired loans (contractually past due 90 days or more, performing impaired loans or troubled debt restructured loans) were (in thousands):

	As of December 31,
	2011	2010	2009	2008	2007

NON-PERFORMING ASSETS
Tax certificates	$3,094	3,636	2,161	1,441	2,094
Residential (1)	85,855	86,538	76,401	34,734	8,678
Commercial real estate (2)	206,038	243,299	167,867	161,947	165,818
Commercial non-mortgage	19,172	16,123	18,063	-	-
Small business	12,016	10,879	9,338	4,644	877
Consumer	14,134	14,120	14,451	6,763	3,218

Total non-accrual assets (3)	340,309	374,595	288,281	209,529	180,685

REPOSSESSED ASSETS:
Residential real estate	9,592	16,418	9,607	2,285	413
Commercial real estate	63,891	44,136	25,442	16,500	16,763
Small business real estate	3,883	3,693	580	260	-
Consumer real estate	671	81	306	-	40
Other repossessed assets	-	-	10	-	-

Total repossessed assets	78,037	64,328	35,945	19,045	17,216

Total non-performing assets	$418,346	438,923	324,226	228,574	197,901

Total non-performing assets as a percentage of:
Total assets	11.47	9.82	6.82	4.00	3.21

Loans, tax certificates and real estate owned	15.18	13.08	8.13	4.95	4.10

TOTAL ASSETS	$3,648,546	4,469,168	4,755,122	5,713,690	6,161,962

TOTAL LOANS, TAX CERTIFICATES AND NET REAL ESTATE OWNED	$2,755,196	3,355,711	3,987,248	4,620,956	4,827,114

Allowance for loan losses	$129,103	161,309	173,588	125,572	94,020

Tax certificates, net of allowance	$46,488	89,789	110,991	213,534	188,401

Allowance for tax certificate losses	$7,488	8,811	6,781	6,064	3,289

OTHER ACCRUING IMPAIRED LOANS
Contractually past due 90 days or more (4)	$80	-	9,960	15,721	-
Performing impaired loans (5)	-	11,880	6,150	-	-
Troubled debt restructured loans	116,954	96,006	107,642	25,843	2,488
TOTAL OTHER ACCRUING

IMPAIRED LOANS	$117,034	107,886	123,752	41,564	2,488

(1)	Includes $33.2 million, $38.9 million and $41.3 million of interest-only residential loans as of December 31, 2011, 2010 and 2009, respectively.
(2)

Excluded from the above table as of December 31, 2011, 2010, 2009 and 2008 were $8.1 million, $14.5 million, $44.9 million and $79.3 million, respectively, of commercial residential loans that were transferred to a work-out subsidiary of the Parent Company in March 2008.

(3)	Includes $124.8 million, $143.8 million, $45.7million and $2.3 million of troubled debt restructured loans as of December 31, 2011, 2010, 2009 and 2008, respectively.
(4)	The majority of these loans had matured and the borrowers continue to make payments under the matured loan agreement or the loan had sufficient collateral to prevent a loss.
(5)

BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.

Non-performing assets declined to $418.3 million at December 31, 2011 after increasing from $197.9 million at December 31, 2007 to $438.9 million at December 31, 2010.

The increase in non-accrual loans during the four year period ended December 31, 2010 reflects the general deterioration in the national and Florida economy, high unemployment, and the depressed residential real estate market as well as longer than historical time-frames to foreclose on and sell homes. Additionally, during 2010, the continued deterioration in the commercial non-residential real estate market resulted in an increase in troubled shopping centers, storage facilities, and office buildings. Residential non-accrual loans increased during the four year period due to prolonged foreclosure time frames, declining property values and high unemployment rates. Non-accrual commercial non-mortgage and small business loans increased primarily due to the deteriorating financial condition of certain of our borrowers, which we believe was the result of Florida’s depressed economy and a reduction in consumer spending associated with high unemployment during the four year period. The increase in commercial real estate non-accrual loans during the four year period ended December 31, 2010 reflects the migration of commercial residential loans to a non-accrual classification during the entire period as well as commercial non-residential loans migrating to non-accrual status during the year ended December 31, 2010. During the year ended December 31, 2011, the decline in real estate values slowed and the economic environment as well as the unemployment rate improved compared to prior periods. Additionally, the carrying values in our loan classes with the highest loss experience declined significantly. We believe that these favorable external factors generally resulted in lower non-performing assets during 2011.

The decline in commercial real estate non-accrual loans primarily resulted from a decline in loans migrating to a non-accrual status. During the year ended December 31, 2011, $81.2 million of loans migrated to a non-accrual status while $229.1 million of loans migrated to non-accrual during the same 2010 period. Additionally, four non-accrual loans with an aggregate book value of $15.1 million were sold and $33.8 million of commercial real estate non-accrual loans were transferred to real estate owned during the year ended December 31, 2011.

The slight decline in residential non-accrual loans was primarily the result of charge-offs and lower of cost or fair value adjustments associated with non-accrual residential loans transferred to loans held for sale. Nonaccrual residential loan balances are elevated due to the prolonged average time to foreclosure. However, non-accrual residential loan delinquencies improved with residential loans past due 30 to 90 days declining from $23.1 million at December 31, 2010 to $14.6 million at December 31, 2011. We believe that the improved delinquency trends may result in lower losses in subsequent periods. However, residential loan credit quality is dependent on economic conditions, specifically unemployment and property values. If economic conditions deteriorate, we would expect to experience negative credit quality trends.

The higher balance of repossessed assets at December 31, 2011 compared to December 31, 2010 resulted primarily from foreclosures of commercial real estate loans. During the year ended December 31, 2011, BankAtlantic transferred $51.3 million of loans to real estate owned and sold $28.2 million of real estate owned properties. During the year ended December 31, 2010, BankAtlantic transferred $61.3 million of loans to real estate owned and sold $52.3 million of real estate owned properties. As non-accrual loans migrate into repossessed assets in the future, we expect repossessed assets as well as sales of real estate owned to increase. The lower residential real estate owned balances reflect an improving real estate market nationwide as the average time to sell foreclosed residential properties declined during 2011.

The higher repossessed assets balances at December 31, 2010 compared to prior periods reflects increased foreclosures of commercial real estate and residential loans. BankAtlantic attempts to modify loans to credit worthy borrowers; however, the majority of BankAtlantic’s non-accrual commercial real estate loans are collateral dependent resulting in BankAtlantic having limited alternatives on such loans other than initiating the foreclosure process. We also initiate the foreclosure process on non-accrual residential loans upon unsuccessful loan modification attempts.

BankAtlantic’s other accruing impaired loans at December 31, 2011, 2010 and 2009 significantly increased compared to prior periods primarily due to an increase in troubled debt restructured loans (“TDR”). BankAtlantic’s accruing troubled debt restructured loans at December 31, 2011 increased by 22% compared to accruing troubled debt restructured loans at December 31, 2010. In response to current market conditions, BankAtlantic generally decides, on a case-by-case basis, whether to modify loans for borrowers experiencing financial difficulties and has modified the terms of certain commercial, small business, residential and consumer home equity loans. Generally, the concessions made to borrowers experiencing financial difficulties have included among others, the reduction of contractual interest rates and, in some cases, forgiveness of a portion of loan principal upon satisfactory performance under the modified terms, conversion of amortizing loans to interest only payments or the deferral of some interest payments until the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are generally not returned to an accruing status and BankAtlantic does not reset days past due on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period.

BankAtlantic’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of December 31,
	2011		2010		2009
	Non-accrual	Accruing	Non-accrual	Accruing	Non-accrual	Accruing

Commercial	$108,946	96,146	130,783	70,990	32,225	83,767

Small business	4,024	6,878	2,990	9,401	4,520	7,325

Consumer	1,071	11,536	3,070	12,638	1,774	12,969

Residential	10,718	2,394	6,917	2,977	7,178	3,580

Total	$124,759	116,954	143,760	96,006	45,697	107,641

BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Six relationships accounted for 57% of our $206.0 million of non-accrual commercial real estate loans as of December 31, 2011. The following table outlines general information about these relationships as of December 31, 2011 (in thousands):

Relationships	Unpaid Principal Balance	Recorded Investment (3)	Specific Reserves	Date loan Originated	Date Placed on Nonaccrual	Default Date (2)	Loan Class	Date of Last Full Appraisal

Commercial Land Developers
Relationship No. 1	$11,930	11,883	7,447	Q2-2005	Q4-2010	(1)	Land	Q1-2012
Relationship No. 2	27,507	26,196	15,035	Q1-1995	Q4-2009	Q4-2009	Land	Q1-2011

Total	$39,437	38,079	22,482

Commercial Non-Residential Developers
Relationship No. 3	$24,744	24,744	12,566	Q2-2008	Q4-2011	(1)	Other	Q4-2011
Relationship No. 4	25,379	16,245	-	Q3-2006	Q2-2010	(1)	Other	Q2-2011
Relationship No. 5	18,428	18,319	5,199	Q1-2007	Q3-2010	(1)	Other	Q2-2011
Relationship No. 6	19,568	19,568	3,754	Q4-2007	Q3-2011	(1)	Other	Q2-2011

Total	$88,119	78,876	21,519

Total of Large Relationships	$127,556	116,955	44,001

(1)	The loan is currently not in default.
(2)	The default date is defined as the date of the initial missed payment prior to default.
(3)	Recorded investment is the “Unpaid Principal Balance” less charge-offs.

The loans that comprise the above relationships are all collateral dependent. As such, we established specific valuation allowances or recognized partial charge-offs on these loans based on our determination of the fair value of the collateral less costs to sell. The fair value of the collateral was determined using unadjusted third party appraisals for three of the relationships with a recorded investment of $60.6 million. Appraisals were reduced by $2.0 million on three of the relationships with a recorded investment of $56.4 million. BankAtlantic performs quarterly impairment analyses on these credit relationships and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal date. However, BankAtlantic’s policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure. A new appraisal is obtained at the date of foreclosure.

Our residential loan portfolio does not include negative amortization, option ARM or subprime products; however, the majority of our residential loans are purchased residential jumbo loans and many of these loans potentially have outstanding loan balances significantly higher than related collateral values as a result of real estate value declines in the housing markets. Additionally, loans that were originated during 2005, 2006 and 2007 have experienced greater deterioration in collateral value than loans originated in prior years resulting in higher loss experiences in these groups of loans. Also, we have residential loans in California, Florida, Arizona and Nevada, which are states that have experienced especially elevated foreclosures and delinquency rates.

Our purchased residential loan portfolio includes interest-only loans. The terms of these loans provide for possible future increases in a borrower’s loan payments when the contractually required repayments adjust due to interest rate changes and the required amortization of the principal amount begins. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses which could result in additional provisions for residential loan losses.

At December 31, 2011, BankAtlantic’s residential loan portfolio included $382.4 million of interest-only loans. Approximately $49.1 million of interest-only residential loans are scheduled to become amortizing loans during the year ending December 31, 2012.

The following table presents relevant data regarding our purchased residential loans by year of origination segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans
Year of Origination	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)

2007	$27,754	25,422	66.43%	135.53%	731	725	5,626	32.33%
2006	39,996	37,799	73.62%	113.24%	728	701	7,103	36.78%
2005	56,610	52,933	73.52%	115.53%	724	708	9,990	35.06%
2004	250,231	247,227	69.66%	84.22%	731	717	25,838	34.68%
Prior to 2004	103,107	102,903	69.08%	58.11%	730	720	5,994	34.37%

	Interest Only Purchased Residential Loans
Year of Origination	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)

2007	$59,695	54,976	73.79%	124.85%	748	743	13,891	34.88%
2006	133,477	125,626	73.88%	120.77%	740	737	22,893	34.93%
2005	121,093	118,654	71.71%	111.42%	737	749	9,446	35.08%
2004	34,664	33,631	71.05%	101.52%	745	710	4,951	32.07%
Prior to 2004	49,845	49,531	59.09%	71.77%	740	728	2,543	31.55%

The following table presents relevant data regarding our purchased residential loans by geographic area segregated by amortizing and interest only loans (dollars in thousands):

	Amortizing Purchased Residential Loans
State	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)

Arizona	$11,126	10,896	70.79%	96.20%	741	739	327	32.22%

California	130,221	126,786	69.77%	87.38%	733	722	16,805	35.16%

Florida	69,904	66,646	70.82%	102.60%	719	699	11,761	34.78%

Nevada	8,237	7,935	74.02%	148.18%	739	704	1,127	35.97%
Other States	284,399	279,941	70.25%	83.04%	730	721	24,531	33.91%

	Interest Only Purchased Residential Loans
State	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV (1)	FICO Scores at Origination	Current FICO Scores (2)	Amount Delinquent	Debt Ratios at Origination (3)

Arizona	$11,816	10,891	72.28%	136.80%	755	748	2,976	31.01%
California	110,281	106,544	71.72%	109.19%	744	745	12,935	33.93%
Florida	27,380	24,221	69.15%	127.16%	744	717	8,275	31.34%
Nevada	5,454	3,900	72.38%	157.15%	739	647	3,651	33.50%
Other States	243,844	236,862	70.97%	109.11%	738	741	25,888	34.97%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 from automated valuation models.
(2)	Current FICO scores based on borrowers for which FICO scores were available as of the second quarter of 2011.
(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.

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

	December 31, 2011			December 31, 2010			December 31, 2009
	ALL by category	ALL to gross loans in each category	Loans by category to gross loans	ALL by category	ALL to gross loans in each category	Loans by category to gross loans	ALL by category	ALL to gross loans in each category	Loans by category to gross loans

Commercial non-mortgage	$16,408	13.89%	4.60%	10,786	8.05%	4.14%	4,515	2.94%	3.94%
Commercial real estate	66,269	9.84	26.23	83,029	8.70	29.46	91,658	7.71	30.49
Small business	7,168	2.52	11.09	11,514	3.80	9.35	7,998	2.56	8.02
Residential real estate	16,704	1.79	36.34	23,937	1.96	37.80	27,000	1.74	39.85
Consumer	22,554	4.04	21.74	32,043	5.14	19.25	42,417	6.14	17.70

Total allowance for loan losses	$129,103	5.03	100.00	161,309	4.98	100.00	173,588	4.45	100.00

	December 31, 2008			December 31, 2007
	ALL by category	ALL to gross loans in each category	Loans by category to gross loans	ALL by category	ALL to gross loans in each category	Loans by category to gross loans

Commercial non-mortgage	$3,173	2.22%	3.15%	2,668	2.04%	2.65%
Commercial real estate	75,850	5.44	30.69	72,948	4.51	32.78
Small business	8,133	2.49	7.20	4,576	1.44	6.43
Residential real estate	6,034	0.31	42.56	4,177	0.19	43.82
Consumer	32,382	4.35	16.40	9,651	1.37	14.32

Total allowance for loan losses	$125,572	2.76	100.00	94,020	1.90	100.00

Included in allowance for loan losses in the above table were specific reserves. BankAtlantic’s specific reserves by loan type were as follows (in thousands):

	As of December 31,
	2011	2010	2009	2008	2007

Commercial non-mortgage	$15,408	9,020	174	-	594
Commercial real estate	51,798	62,986	42,523	29,208	17,015
Small business	861	2,936	753	300	200
Consumer	1,454	1,791	4,621	-	-
Residential	6,942	12,034	8,784	-	-

Total	$76,463	88,767	56,855	29,508	17,809

Residential real estate and home equity consumer loans that are 120 days past due are generally written down to estimated collateral value less costs to sell. As a consequence of longer than historical timeframes to foreclose and sell residential real estate and the rapid decline in residential real estate values where our collateral is located, BankAtlantic began performing quarterly impairment evaluations during 2009 on residential real estate and real estate secured consumer loans that were written down in prior periods to determine whether specific valuation allowances were necessary for further estimated market value declines. BankAtlantic also may establish specific valuation allowances on loans that are individually evaluated for impairment (generally commercial and small business loans). The significant increase in commercial real estate loan specific valuation allowances from December 2007 to December 2010 reflects declines in collateral values. The improvement in commercial real estate specific valuation allowance during 2011 reflects a stabilization of property value declines and a decline in loans migrating to nonaccrual. The increase in commercial non-mortgage loan specific valuation allowance relates to five loan relationships with an aggregate outstanding balance of $16.6 million.

Commercial real estate loans account for the majority of the allowance for loan losses for each of the years in the five year period ended December 31, 2011. The commercial real estate loan allowance as of December 31, 2007 was associated with a slow-down in the homebuilding industry. The substantial increase in the commercial real estate allowance for loan losses during 2007, 2008 and 2009 resulted in large part from a rapid and prolonged deterioration in the Florida real estate market, and the significant downturn in the residential real estate market nationally. During 2008 and 2007, home sales and median home prices declined significantly on a year-over-year basis in all major metropolitan areas in Florida, with conditions deteriorating rapidly during the fourth quarter of 2008 in response to the overall loss of confidence in the financial markets. The housing industry was experiencing a dramatic downturn and market conditions in the housing industry continued to worsen throughout 2008 reflecting, in part, decreased availability of mortgage financing for residential home buyers, reduced demand for new construction resulting in a significant over-supply of housing inventory, and increased foreclosure rates. During 2009, the decline in median home prices slowed and medium to low priced home sales began to recover from the 2008 lows. Also, during 2009 we began experiencing higher levels of commercial non-residential real estate classified assets and charge-offs resulting from declining real estate values and financial difficulties of our borrowers who experienced reduced cash flows from declining rental income. Accordingly, the allowance for loan losses for commercial real estate loans was increased to reflect higher estimated losses for this loan product as the then current economic and market conditions resulted in unfavorable delinquency trends. During 2010, we partially charged off or placed specific valuation allowances on a significant portion of our commercial residential and commercial land loans. In addition, the balances of our commercial real estate loans declined significantly and the migration of loans to adversely classified risk ratings slowed resulting in a decrease in the commercial real estate quantitative allowance for loan losses at December 31, 2010 compared to December 31, 2009. These trends continued during 2011 with a substantial decline in commercial real estate charge-offs, slowed property value declines and reductions in loans migrating to adversely classified risk ratings.

There are three categories of loans in our commercial residential loan portfolio that have resulted in the majority of losses in our commercial real estate loan portfolio. The loan balance in these categories aggregated $105.1 million at December 31, 2011 compared to $132.9 million at December 31, 2010. These categories are as follows:

The “builder land bank loan” category consisted of 4 loans and aggregated $7.6 million at December 31, 2011 compared to 4 loans aggregating $10.6 million at December 31, 2010. This category consists of land loans to borrowers who have or had land purchase option agreements with regional and/or national builders. These loans were originally underwritten based on projected sales of the developed lots to the builders/option holders, and timely repayment of the loans is primarily dependent upon the sale of the property pursuant to the options. If the lots are not sold as originally anticipated, the borrower may not be in a position to service the loan, with the likely result being an increase in loan losses in this category. All four loans in this category were on non-accrual at December 31, 2011 and December 31, 2010 totaling $7.6 million and $10.6 million, respectively. BankAtlantic established $0.2 million and $1.5 million of specific reserves on these loans as of December 31, 2011 and 2010, respectively.

The “land acquisition and development loan” category consisted of 18 loans and aggregated $94.5 million at December 31, 2011 compared to 24 loans aggregating $118.8 million at December 31, 2010. This loan category generally consists of loans secured by residential land which is intended to be developed by the borrower and sold to homebuilders. These loans are generally underwritten more stringently than builder land bank loans, as an option agreement with a regional or national builder did not exist at the origination date. Eleven loans in this category totaling $60.4 million were on non-accrual at December 31, 2011 compared to thirteen loans totaling $61.9 million on non-accrual at December 31, 2010. BankAtlantic established $20.2 million and $14.1 million of specifics valuation allowances on these loans as of December 31, 2011 and 2010, respectively.

The “land acquisition, development and construction loan” category consisted of 3 loans and aggregated $3.0 million at December 31, 2011 compared to 3 loans aggregating $3.5 million at December 31, 2010. This category generally consists of loans secured by residential land which will be fully developed by the borrower who may also construct homes on the property. These loans generally involve property with a longer investment and development horizon, are guaranteed by the borrower or individuals and/or are secured by additional collateral or equity such that it is expected that the borrower will have the ability to service the debt for a longer period of time. There were no loans in this category on nonaccrual at December 31, 2011 and 2010.

The allowance for consumer loans increased for each of the years in the three year period ended December 31, 2009, and declined thereafter. The increase during 2007 through 2009 was largely associated with the growth in home equity loan balances throughout the period and the change in policy during 2004 to permit higher loan-to-value ratio loans based on Beacon scores. The significant increase in the allowance for loan losses for consumer loans during 2008 compared to 2007 reflected unfavorable home equity loan delinquency trends, higher non-performing home equity loans and a significant increase in charge-offs during the fourth quarter of 2007. The adverse delinquency trends continued during 2009 as residential property values in Florida continued to decline. The decrease in the allowance for loan losses at December 31, 2011 and 2010 compared to 2009 reflects declining charge-off and delinquency trends and what we believe to be a stabilization of real estate value declines in Florida.

During 2008, as property values nationwide declined and unemployment rates increased, our residential loan portfolio began experiencing unfavorable delinquency trends and increased charge-offs. These unfavorable delinquency trends accelerated throughout 2009 and remained at 2009 levels during 2010. During 2011, delinquency trends improved and property values stabilized. Jumbo residential loan credit trends for loans originated in 2005, 2006 and 2007 displayed higher loss severity than loans originated in other years and losses on prime credit quality jumbo residential loans out-paced losses on other prime based loans during 2009. As a consequence of these adverse trends, the residential allowance for loan losses significantly increased at December 31, 2009 compared to the same 2008 and 2007 periods. During 2010, residential loan delinquencies and the loss severity on BankAtlantic’s non-performing residential loans stabilized resulting in a decline in the residential quantitative allowance for loan losses at December 31, 2010 compared to December 31, 2009. During 2011, these trends continued and the residential allowance for loan losses was further reduced. However, if these trends do not continue and/or residential home prices decline, we may experience additional delinquencies and losses in our residential real estate portfolio in subsequent periods.

As economic conditions worsened during the latter half of 2008, we began experiencing adverse trends and higher credit losses in our small business loan portfolio. In response to these adverse trends, we increased the small business allowance for loan losses significantly at December 31, 2008 compared to December 31, 2007. During 2009, the small business allowance for loan losses was maintained at 2008 levels as delinquencies and charge-off trends stabilized. During 2010, small business delinquencies remained at 2009 levels while charge-offs declined; however, criticized small business loans increased from 2009 levels resulting in an increase in the small business allowance for loan losses at December 31, 2010 compared to December 31, 2009. During 2011, small business loan delinquencies declined from 2010 levels and loss experiences improved resulting in a reduction in the small business allowance for loan losses compared to December 31, 2010.

As discussed in Item 1A. under Risk Factors, and elsewhere in this annual report on Form 10-K, in the event of a sustained decline in real estate markets, and residential real estate in particular, and a sustained slowdown in the economy in general, we may experience further deterioration in the credit quality and performance of our loan portfolio. As a consequence, if conditions deteriorate, we will experience an increase in levels of non-performing assets and these increases will likely be experienced across various loan categories.

BANKATLANTIC’S NON- INTEREST INCOME

The following table summarizes the significant components of and changes in non-interest income (in thousands):

	For the Years Ended December 31,			Change 2011 vs.	Change 2010 vs.
	2011	2010	2009	2010	2009

Service charges on deposits	$42,608	59,844	75,739	(17,236)	(15,895)

Other service charges and fees	26,404	30,140	29,542	(3,736)	598

Securities activities, net	6,935	2,864	11,161	4,071	(8,297)

Income from unconsolidated companies	-	-	479	-	(479)

Gains on sales of loans	2,223	259	467	1,964	(208)

Gain on sale of Tampa branches	38,603	-	-	38,603	-

Other	12,158	12,655	11,904	(497)	751

Non-interest income	$128,931	105,762	129,292	23,169	(23,530)

The lower revenues from service charges on deposits during each of the years in the three year period ended December 31, 2011 primarily resulted from lower overdraft fee income. We believe that the decline in overdrafts fees reflects a decline in the number of accounts incurring overdraft fees based on our efforts to attract customers who maintain deposit accounts with higher balances, regulatory and other changes in overdraft policies and changes in customer behavior. The Federal Reserve adopted new overdraft rules (effective July 1, 2010 for new customers and August 15, 2010 for existing customers), which among other requirements, prohibit banks from automatically enrolling customers in overdraft protection programs for point-of-sale and ATM transactions. Additionally, Congress has established a consumer protection agency which may further limit the assessment of overdraft fees. In response to the changing industry practices and regulations, during the fourth quarter of 2010, BankAtlantic began converting certain deposit products to fee-based accounts that encourage higher checking account balances or higher account activity in order to eliminate or reduce fees. Additionally, during the first and third quarters of 2011, BankAtlantic revised its overdraft policies which have had the effect of lowering the number and amount of overdraft fees and charges. Also contributing to the decline in overdraft fee income during the year ended December 31, 2011 compared to the same 2010 and 2009 periods was the reduction of deposit accounts associated with the sale of the Tampa branches in June 2011. We anticipate that this trend of lower overdraft fee income may continue; however, at a slower rate of decline than prior periods.

The decrease in service charges and fees during the year ended December 31, 2011 compared to the same 2010 period resulted primarily from lower ATM interchange and surcharge income primarily related to lower transaction volume associated with the Tampa branch sale. The increase in service charges and fees during the year ended December 31, 2010 compared to the same 2009 period primarily resulted from higher interchange income from the use of check cards by our customers partially offset by lower fee income from our cruise ship operations. The increased interchange income reflects higher debit card transaction volume for 2010 compared to 2009.

Securities activities, net during the year ended December 31, 2011 includes $7.0 million of gains from the sale of $82.8 million of agency securities. The securities were sold to improve liquidity and BankAtlantic’s regulatory capital ratios. BankAtlantic also recognized a $24,000 loss in connection with foreign currency derivative contracts entered into as an economic hedge of foreign currency in cruise ship ATMs.

Securities activities, net during the year ended December 31, 2010 includes $3.1 million of gains from the sales of $43.8 million of agency securities and $11.9 million of municipal securities. BankAtlantic also recognized a $0.3 million loss in connection with foreign currency derivative contracts.

Securities activities, net during the year ended December 31, 2009 includes $11.2 million of gains from the sale of $284.0 million of agency securities. The net proceeds from the sales of securities were used to pay down FHLB advances.

Income from unconsolidated companies for 2009 represents $0.5 million of equity earnings in a joint venture that factors receivables. The factoring joint venture was consolidated as of January 1, 2010 upon the implementation of new accounting guidance for the consolidation of variable interest entities.

During the year ended December 31, 2011, BankAtlantic recognized gains of $2.1 million on the sale of $5.6 million of commercial loans.

Gains on loan sales during the years ended December 31, 2010 and 2009 were primarily from the sale of residential loans originated with the assistance of independent mortgage brokers.

Other non-interest income consisted of the following (in thousands):

	For the Years Ended December 31,
	2011	2010	2009

Broker commissions	$3,427	3,901	3,969
Safe deposit box rental	1,049	1,200	1,183
Income from leases	1,012	1,149	1,127
Wire fee income	2,175	1,997	1,868
Other	4,495	4,408	3,757

Total other income	$12,158	12,655	11,904

The decline in other income during the year ended December 31, 2011 compared to the same 2010 period reflects lower broker commissions as historically low interest rates have slowed the volume of fixed rate product transactions. The decline in safe deposit box rental income resulted primarily from the sale of the Tampa branches. Other non-interest income remained at 2010 levels as increased fee income from coin counters at the branches and a $0.3 million gain on the sale of properties and equipment were offset by $1.0 million received from a service provider during 2010 related to business interruption issues.

The increase in other non-interest income for the year ended December 31, 2010 compared to the same 2009 period was primarily the result of a $1.0 million payment from BankAtlantic’s on-line banking service provider as a result of business interruption issues. The above increases in other non-interest income were partially offset by $0.1 million of foreign currency exchange losses associated with foreign currency held in cruise ship ATMs and lower commissions from sales of investment products during 2010 compared to 2009.

BANKATLANTIC’S NON- INTEREST EXPENSE

The following table summarizes the significant components and changes in non-interest expense (in thousands):

	For the Years Ended December 31,			Change 2011 vs. 2010	Change 2010 vs. 2009
	2011	2010	2009

Employee compensation and benefits	$70,866	91,131	103,209	(20,265)	(12,078)
Occupancy and equipment	44,152	53,585	58,574	(9,433)	(4,989)
Advertising and promotion	6,158	8,305	8,395	(2,147)	(90)
Check losses	2,065	2,421	4,188	(356)	(1,767)
Professional fees	13,657	17,365	12,574	(3,708)	4,791
Supplies and postage	3,185	3,813	4,084	(628)	(271)
Telecommunication	1,591	2,513	2,464	(922)	49
Provision for tax certificates	2,783	4,552	3,388	(1,769)	1,164
Loss on sale of real estate held for development and sale	-	1,228	-	(1,228)	1,228
Impairment of real estate held for development and sale	-	-	3,871	-	(3,871)
Cost associated with debt redemption	1,125	60	7,463	1,065	(7,403)
Lease termination (reversals) costs	(1,211)	3,601	2,156	(4,812)	1,445
Employee termination (reversals) costs	(192)	3,971	2,024	(4,163)	1,947
Impairment of loans held-for-sale	2,504	-	-	2,504	-
Impairment of real estate held for sale	600	2,604	1,158	(2,004)	1,446
Impairment of real estate owned	11,495	6,064	4,124	5,431	1,940
Impairment of assets held for sale	-	4,469	-	(4,469)	4,469
Impairment of goodwill	-	-	9,124	-	(9,124)
FDIC special assessment	-	-	2,428	-	(2,428)
(Gain) loss on sale of real estate	(4,142)	997	(342)	(5,139)	1,339
Amortization of intangible assets	1,193	1,248	1,303	(55)	(55)
Other	29,780	28,388	28,614	1,392	(226)

Total non-interest expense	$185,609	236,315	258,799	(50,706)	(22,484)

The $50.7 million reduction in non-interest expense during 2011 compared to 2010 resulted primarily from the June 2011 sale of the Tampa branches which resulted in a significant reduction in compensation and occupancy expenses. BankAtlantic’s compensation expense during 2011 was also favorably impacted by reductions in back-office personnel during the latter half of 2010.

The $22.5 million reduction in non-interest expense during 2010 compared to 2009 primarily resulted from efforts to reduce expenses and increase operating efficiencies by consolidating certain back-office facilities, renegotiating vendor contracts, staff reductions, out-sourcing certain back-office functions and initiating other targeted expense reduction programs.

The substantial decline in employee compensation and benefits during each of the years in the three year period ended December 31, 2011 resulted primarily from workforce reductions, normal attrition, and the transfer of employees to the purchaser of the Tampa branches in June 2011. As a consequence, the number of full-time equivalent employees declined from 1,776 at December 31, 2008 to 1,028 at December 31, 2011, or 42%. The decline in the work force resulted in lower employee benefits and payroll taxes. Also contributing to the decline in compensation was lower incentive bonuses. Incentive bonuses were $1.4 million, $2.5 million and $6.1 million during the years ended December 31, 2011, 2010 and 2009, respectively. Share-based compensation expense was $0.9 million, $0.8 million and $2.0 million during the years ended December 31, 2011, 2010 and 2009, respectively. The reduction in share based compensation expense reflects that no share based awards were granted to employees during 2011 and 2009 and the reversal of prior period share based compensation expense due to higher than projected forfeitures on stock options.

The decline in occupancy and equipment for the year ended December 31, 2011 compared to the same 2010 period resulted primarily from the sale of the Tampa branches, consolidation of back-office facilities, and the termination of leases executed for branch expansion during prior periods.

The decline in occupancy and equipment for the year ended December 31, 2010 compared to the same 2009 period primarily resulted from the consolidation of back-office facilities resulting in lower depreciation and rent expense.

Depreciation and rent expenses were $16.2 million and $11.4 million for the year ended December 31, 2010 compared to $18.2 million and $12.8 million during year ended December 31, 2009, respectively. Depreciation and rent expenses were and $13.0 million and $8.6 million, respectively, during the year ended December 31, 2011. The remaining decline in occupancy and equipment expenses was primarily due to lower building maintenance, utilities and real estate taxes during the 2011 period compared to the same 2010 and 2009 periods.

The decrease in advertising and business promotion expense during the year ended December 31, 2011 compared to the same 2010 period related primarily to BankAtlantic focusing its marketing efforts more on customer relationships and less on advertising, media and direct mail promotions. During the year ended December 31, 2009, BankAtlantic modified its marketing focus from growing deposit account volume to enhancing BankAtlantic’s relationships with customers. Direct mail advertising and customer gift expenses declined from $3.2 million for the year ended December 31, 2009 to $2.4 million and $1.4 million during 2010 and 2011.

We believe that the substantial decline in check losses during each of the years in the three year period ended December 31, 2011 primarily related to revisions to our overdraft policies which began in 2008 as well as lower volume of new account growth.

The decline in professional fees during the year ended December 31, 2011 compared to the same 2010 period reflects lower legal and consulting fees. The lower legal fees in 2011 resulted primarily from legal expenses from the class action securities litigation trial during 2010 and higher insurance reimbursements relating to the same matter during 2011. The lower legal expenses were partially offset by a $2.7 million tax certificate settlement during 2011. BankAtlantic also incurred legal costs during 2011 and 2010 for tax certificate litigation, loan modifications and loan work-outs. Consulting fees declined from $1.5 million during 2010 to $0.7 million during 2011. Consulting fees were $0.6 million during the year ended December 31, 2009.

The higher professional fees during the year ended December 31, 2010 compared to the same 2009 period resulted primarily from legal and related costs in connection with the class-action securities litigation. Legal expenses were $8.4 million, $11.4 million and $8.3 million during the years ended December 31, 2011, 2010 and 2009, respectively. During 2010, litigation costs on cases involving claims covered by insurance exceeded the deductible under our director and officer liability insurance and we began receiving eligible cost reimbursements from the insurance carrier. Insurance claim reimbursements are recognized as a reduction to legal fees when the claim is approved by the insurance carrier.

The lower telecommunication costs for the year ended December 31, 2011 compared to the same 2010 and 2009 periods resulted primarily from the Tampa branch sale.

The provision for tax certificate losses during the year ended December 31, 2011 compared to the same 2010 period reflects higher charge-offs of out-of-state tax certificates partially offset by tax certificate reserve reductions associated with declining portfolio balances. We have significantly reduced the acquisition of out-of-state tax certificates and have concentrated the majority of our tax certificate acquisitions in Florida.

The provision for tax certificate losses during the year ended December 31, 2010 compared to the same 2009 period primarily resulted from increases in the allowance for tax certificate losses associated with our out-of-state tax certificate portfolio.

Loss on the sale of real estate held for development and sale during the year ended December 31, 2010 reflects the sale of a real estate project for a loss shown on the above table.

Impairment of real estate held for development and sale during the years ended December 31, 2009 represents fair value adjustments to real estate inventory associated with the real estate project described above.

Costs associated with debt redemptions during the year ended December 31, 2011 reflects prepayment penalties on the early repayment of $85 million of institutional time deposits, $40.0 million of FHLB advance obligations and $25 million of public fund time deposits. BankAtlantic redeemed these obligations in order to reduce total assets and improve its regulatory capital ratios.

Costs associated with debt redemptions during the year ended December 31, 2010 reflects the prepayment of a $2 million FHLB advance obligation and $0.7 million repayment of a mortgage-backed bond that was scheduled to mature in September 2013. The costs associated with debt redemptions during the year ended December 31, 2009 were the result of prepayment penalties incurred upon the prepayment of $760 million of FHLB advances.

Lease termination costs and impairments of real estate held for sale represent impairments associated with the decision to sell properties or terminate leases acquired for future branch expansion prior to December 2007. The lease termination recoveries during 2011 represent gains on the termination of leases and higher property values obtained from updated appraisals.

Employee termination costs reflect severance charges in connection with workforce reductions in during the years ended December 31, 2010 and 2009. Employee termination recoveries reflect the re-hiring of employees terminated during prior periods.

Impairment on loans held-for-sale reflect the establishment of valuation allowances on loans held- for-sale primarily associated with change in estimates concerning expected cash flows or the timing of expected cash flows.

Real estate owned impairments during 2011, 2010 and 2009 reflect a $1.4 million, $3.6 million and $3.1 million impairment associated with a real estate development acquired during the fourth quarter of 2006 when BankAtlantic took possession of the collateral securing a land acquisition and development loan and, secondarily, from write-downs of residential, commercial and tax certificate real estate owned.

The impairment of assets held for sale relates to a $4.5 million impairment on Tampa branches office properties and equipment upon the transfer of the assets to held-for-sale.

BankAtlantic tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Based on the results of an interim impairment evaluation, BankAtlantic recorded an impairment charge of $9.1 million during the three months ended March 31, 2009. BankAtlantic performed its annual goodwill impairment test as of September 30, 2011 and determined that its remaining goodwill of $13.1 million in its capital services reporting unit was not impaired. The capital services reporting unit’s implied goodwill as of September 30, 2011 was $43.2 million, which exceeded the $13.1 million carrying value of goodwill by $30.1 million. If market conditions deteriorate, BankAtlantic may recognize additional goodwill impairment charges in future periods.

In October 2008, the FDIC adopted a restoration plan to restore its insurance fund to a predefined level. In June 2009, the FDIC imposed a special assessment on all depository institutions of five basis points on adjusted total assets. BankAtlantic’s portion of the FDIC depository institution special assessment was $2.4 million.

During the years ended December 31, 2011, 2010, and 2009 BankAtlantic sold $28.2 million, $25.9 million and $6.4 million, respectively, of real estate owned for gains or losses as shown on the above table. During the year ended December 31, 2011, BankAtlantic sold a commercial real estate owned property for a $1.6 million gain. The remaining 2011 real estate owned gains were primarily on residential properties.

Amortization of intangible assets consisted of the amortization of acquired core deposit intangible assets, which are being amortized over an estimated life of ten years.

Other expenses during the year ended December 31, 2011 remained at 2010 and 2009 levels. During 2011, BankAtlantic incurred higher foreclosure costs and increased operating costs on foreclosed properties. These increased expenses were partially offset by a decline in deposit insurance premiums associated with the reduction in deposits in connection with the sale of the Tampa branches. Deposit insurance expense was $9.6 million, $10.1 million and $8.6 million during the years ended December 31, 2011, 2010 and 2009, respectively.

BankAtlantic’s Provision for Income Taxes

	For the Years Ended December 31,			Change 2011 vs. 2010	Change 2010 vs. 2009
($ in thousands)	2011	2010	2009

Loss before income taxes	$(1,703)	(118,044)	(180,427)	116,341	62,383
Benefit for income taxes	298	2,134	31,719	(1,836)	(29,585)

BankAtlantic net loss	$(1,405)	(115,910)	(148,708)	114,505	32,798
Effective tax rate			-17.50%	1.81%	17.58%

Due to BankAtlantic’s recent history of losses, BankAtlantic maintains a deferred tax valuation allowance for its entire amount of net deferred tax assets. The benefit for income taxes during 2011 primarily represents a reduction in BankAtlantic’s uncertain tax positions and interest income on net operating loss carry-back refunds, partially offset by the recapture of low income housing tax credits. The benefit for income taxes during 2010 primarily represents a reduction in the deferred tax valuation allowance from continuing operations to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income. The 2009 benefit for income taxes was due primarily to a change in tax laws in November 2009 that extended the net operating loss carry-back period for 2009 taxable losses from two years to five years which resulted in BankAtlantic recognizing a $31.7 million income tax benefit.

Parent Company Results of Operations

The following table is a condensed income statement summarizing the Parent Company’s segment results of operations (in thousands):

	For the Years Ended December 31,			Change 2011 vs. 2010	Change 2010 vs. 2009
	2011	2010	2009

Net interest income (expense):

Interest income on loans	$196	228	352	(32)	(124)

Interest and dividend income on investments	44	72	221	(28)	(149)

Interest expense on junior subordinated debentures	(15,571)	(14,872)	(15,535)	(699)	663

Net interest expense	(15,331)	(14,572)	(14,962)	(759)	390

Provision for loan losses	(1,214)	(5,536)	(18,414)	4,322	12,878

Net interest expense after provision for loan losses	(16,545)	(20,108)	(33,376)	3,563	13,268

Non-interest income:

Income from unconsolidated trusts	(255)	1,054	487	(1,309)	567

Securities activities, net	(1,500)	-	19	(1,500)	(19)

Other income	1,179	1,257	1,058	(78)	199

Non-interest income	(576)	2,311	1,564	(2,887)	747

Non-interest expense:

Employee compensation and benefits	2,181	2,819	5,036	(638)	(2,217)

Professional fees	2,552	3,074	2,055	(522)	1,019

Advertising and promotion	255	293	251	(38)	42

Other	5,227	2,857	1,658	2,370	1,199

Non-interest expense	10,215	9,043	9,000	1,172	43

Parent Company loss	$(27,336)	(26,840)	(40,812)	(496)	13,972

Parent Company interest on loans during 2011, 2010 and 2009 represented interest income from two commercial real estate loans acquired in a March 2008 loan transfer from BankAtlantic that were returned to an accrual status during 2008 as the borrowers’ cash flow improved upon obtaining tenants for properties serving as collateral.

Interest and dividend income on investments during the years ended December 31, 2011, 2010 and 2009 were comprised primarily of earnings from a BankAtlantic reverse repurchase agreement account and dividends from an equity investment. The Parent Company ceased receiving dividends from the equity investment during the second quarter of 2011. Earnings from the BankAtlantic reverse repurchase account were $6,000, $17,000 and $28,000, respectively, during the years ended December 31, 2011, 2010 and 2009.

Interest expense for the years ended December 31, 2011, 2010 and 2009 represents interest expense recognized on the Parent Company’s junior subordinated debentures. The increase in interest expenses during 2011 compared to 2010 reflects higher average balances on junior subordinated debentures resulting from the deferral of interest. The average balance on junior subordinated debentures increased from $314.1 million during 2010 to $328.5 million during 2011. Average interest rates on junior subordinated debentures were 4.74% during 2011 compared to 4.73% during the 2010 period. The decline in interest expense during 2010 compared to 2009 reflects a decline in the three month LIBOR interest rates. The decline in interest rates was partially offset by deferred interest on the junior subordinated debentures. Average interest rates on junior subordinated debentures decreased from 5.18% during the year ended December 31, 2009 to 4.73% during the same 2010 period and junior subordinated debentures average balances increased from $300.0 million during 2009 to $314.1 million during 2010.

Income from unconsolidated trusts during 2011, 2010 and 2009 represents equity earnings from trusts formed to issue trust preferred securities.

During the year ended December 31, 2011 and 2009, the Parent Company recognized a $1.5 million and $1.6 million other-than-temporary decline in value from an equity investment in an unrelated financial institution. During the year ended December 31, 2009, the Parent Company also redeemed its investment in a private equity security for a $1.5 million gain and sold shares of Stifel common stock received from the sale of Ryan Beck for a $0.1 million gain.

The majority of other income during the years ended December 31, 2011, 2010 and 2009 primarily represent fees charged to BankAtlantic for executive management services. These fees are eliminated in the Company’s consolidated financial statements.

The Parent Company’s compensation expense during the years ended December 31, 2011, 2010 and 2009 represents salaries, benefits and incentives for executive officers and administrative personnel. The lower compensation expense during 2011 compared to 2010 primarily reflects lower share based compensation expense as executive officers forfeited non-vested stock options during the year ended December 31, 2010. The higher compensation expense during the year ended December 31, 2009 compared to the years ended December 31, 2011 and 2010 reflects higher incentive performance bonuses during 2009. Incentive performance bonuses based on specific performance criteria were $0, $0.2 million and $2.9 million during the years ended December 31, 2011, 2010 and 2009, respectively.

The decrease in professional fees during 2011 compared to 2010 primarily resulted from higher consulting costs during 2010 associated with investment banking and other advisory services and elevated legal fees during 2010 associated with responding to a Securities and Exchange Commission investigation. The reductions in legal fees were partially offset by $0.7 million of transaction costs associated with the Stock Purchase Agreement with BB&T and costs incurred to defend the litigation to enjoin the transaction with BB&T. Consulting costs were $0.9 million, $1.5 million and $0.3 million during the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, the Parent Company recognized a $0.9 million gain from a loan participation litigation settlement during the year ended December 31, 2011. Other legal fees incurred during the years ended December 31, 2011, 2010 and 2009 were primarily for general corporate matters and foreclosure costs associated with non-performing loans held in a work-out subsidiary of the Parent Company.

Advertising and promotion costs during each of the years in the three year period ended December 31, 2011 represents expenses for investor relations, shareholder correspondence and the annual meeting of shareholders.

Other expenses during the years ended December 31, 2011 included $4.0 million of impairments associated with real estate owned and loans held-for-sale compared to impairments of real estate owned of $0.8 million and $0 during the years ended December 31, 2010 and 2009, respectively. Also included in other expenses during the year ended December 31, 2011, 2010 and 2009 were real estate owned operating costs and foreclosure expenses of $0.5 million, $0.6 million and $0.8 million, respectively. The Parent Company also incurred $0.2 million of loan servicing fees paid to BankAtlantic for the years ended December 31, 2011, 2010 and 2009 related to the loans held by its asset workout subsidiary.

The Parent Company did not recognize a tax benefit during each of the years in the three year period ended December 31, 2011 as the tax benefits associated with the Parent Company’s losses were offset by the establishment of a deferred tax valuation allowance during 2008 on the Parent Company’s net deferred tax assets.

Credit Quality

The composition of the Parent Company’s loans and real estate owned at the indicated dates was as follows (in thousands):

	December 31,
	2011	2010
Nonaccrual loans:
Commercial non-real estate:	$948	1,536
Commercial real estate:
Residential	3,703	8,985
Land	3,432	3,987

Total non-accrual loans	8,083	14,508
Allowance for loan losses	(784)	(830)

Non-accrual loans, net	7,299	13,678
Performing other commercial loans	2,432	2,811

Loans receivable, net	$9,731	16,489

Real estate owned	$9,137	10,160

During the year ended December 31, 2011, the Parent Company foreclosed on $3.7 million of commercial residential loans, charged-off $1.3 million of loans, recognized $1.3 million of loans held-for-sale impairments and sold a $1.7 million loan for a $99,000 loss.

During the year ended December 31, 2010, the Parent Company foreclosed on $13.6 million of commercial residential loans. The properties obtained from foreclosures were sold for cash proceeds of $9.8 million.

The Parent Company’s non-accrual loans include large loan balance lending relationships. The following table outlines general information about these relationships as of December 31, 2011 (in thousands):

Relationships	Unpaid Principal Balance	Recorded Investment	Specific Reserves	Date loan Originated	Date Placed on Nonaccrual	Default Date (3)	Collateral Type (4)	Date of Last Full Appraisal

Commercial Business
Relationship No. 1 (1)	5,604	4,381	784	Q4-2005	Q4-2007	Q4-2007	Land	Q4-2011

Residential Land Developers

Relationship No. 2 (2)	20,000	3,296	-	Q1-2005	Q4-2007	Q1-2008	Residential	Q3-2011

Relationship No. 3	406	406	-	Q2-2006	Q4-2008	Q1-2008	Residential	Q2-2011

Total Residential Land Developers	20,406	3,702	-

Total	26,010	8,083	784

(1)	During 2011, the Company recognized partial charge-offs on relationship No. 1 aggregating $1.2 million.
(2)	During 2008, 2009 and 2010, the Parent Company recognized partial charge-offs on relationship No. 2 aggregating $16.4 million.
(3)	The default date is defined as the date of the initial missed payment prior to default.
(4)	Acquisition and development (“A&D”).

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

Changes in the Parent Company’s allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009

Balance, beginning of period	$830	13,630	11,685
Loans charged-off	(1,260)	(18,336)	(16,469)
Recoveries of loans previously charged-off	-	-	-

Net (charge-offs)	(1,260)	(18,336)	(16,469)
Provision for loan losses	1,214	5,536	18,414

Balance, end of period	$784	830	13,630

The provision for loan losses during the year ended December 31, 2011, 2010 and 2009 resulted from additional impairments due to updated loan collateral fair value estimates.

BankAtlantic Bancorp Consolidated Financial Condition

The Company has significantly reduced its total assets with a view to improving its regulatory capital ratios. Total assets were decreased by significantly reducing loan purchases and originations, reducing the acquisition of tax certificates and selling securities available for sale. The proceeds from the above earning asset reductions were used to improve liquidity by maintaining higher interest earning deposits at other banks, purchasing short-term investments and paying down borrowings. The reductions in assets contributed to BankAtlantic’s ability to comply with its higher minimum regulatory capital requirements in the Bank Order.

Total assets at December 31, 2011 were $3.7 billion compared to $4.5 billion at December 31, 2010. The changes in components of total assets from December 31, 2011 to December 31, 2010 are summarized below:

•

Increase in interest-bearing deposits in other banks primarily reflecting higher cash balances at the Federal Reserve Bank primarily resulting from loan and securities available for sale repayments and sales;

•	Decrease in securities available for sale reflecting repayments of short-term agency, mortgage-backed and municipal securities as well as mortgage-backed securities sales;
•	Decrease in investment securities resulting from an impairment of an equity security held by the Parent Company;
•	Decrease in tax certificate balances primarily resulting from redemptions partially offset by $21.9 million of tax certificate purchases;
•	Decline in FHLB stock balances resulting from redemptions relating to the repayment of FHLB advances;
•	Increase in loans held-for-sale associated primarily with the transfer of non-performing commercial and residential loans to held-for-sale;

•

Decrease in loans receivable balances associated with $87.0 million of net-charge-offs, $54.4 million of loans transferred to real estate owned, $52.8 million of loan sales, and repayments of loans in the ordinary course of business;

•	Decrease in accrued interest receivables resulting primarily from lower loan and tax certificate balances;
•	Decrease in real estate held for sale associated with the sale of a property acquired for branch expansion;
•	Increase in real estate owned primarily resulting from commercial loan foreclosures;
•	Decrease in office properties and equipment resulting primarily from depreciation;
•	Reduction in assets held for sale resulting from the sale of the Tampa branches to PNC; and
•	Reduction in other assets resulting primarily from the amortization of deferred offering costs on debentures and core deposit intangible assets as well as reduced prepaid expenses.

The Company’s total liabilities at December 31, 2011 were $3.7 billion compared to $4.5 billion at December 31, 2010. The changes in components of total liabilities from December 31, 2011 to December 31, 2010 are summarized below:

•

A decrease in interest bearing deposit account balances reflecting the prepayment of institutional and public fund time deposits as well as a reduction in time deposit accounts associated with the low interest rate environment and competitive money market account interest rates;

•	Increase in non-interest bearing deposits due primarily to higher average balances per customer account;
•	Decrease in deposits held for sale associated with the Tampa branch sale;
•	The repayment of FHLB advances and short term borrowings in order to improve liquidity and regulatory capital ratios as well as reduce assets through a decrease in cash used to repay borrowings;
•	Increase in junior subordinated debentures liability due to interest deferrals; and
•	Decrease in other liabilities primarily due to a decline in deferred rent associated with the Tampa branch sale and lower deferred revenues.

Liquidity and Capital Resources

BankAtlantic Bancorp, Inc.

Currently, the Parent Company’s principal source of liquidity is its cash holdings and funds obtained from its wholly-owned work-out subsidiary. The Parent Company also may obtain funds through the issuance of equity and debt securities and through dividends, although no dividends from BankAtlantic are anticipated or contemplated for the foreseeable future and the Parent Company is prohibited by the terms of the Company Order from issuing debt securities without receiving a prior non-objection from its regulators. The Parent Company has used its funds to contribute capital to its subsidiaries, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. At December 31, 2011, the Parent Company had approximately $337.1 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest obligations on this indebtedness totaled approximately $15.7 million based on interest rates at December 31, 2011, which are generally indexed to three-month LIBOR. In order to preserve liquidity , the Parent Company elected in February 2009 to commence deferring interest payments on all of its outstanding junior subordinated debentures and to cease paying cash dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow the Parent Company to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009, and regularly scheduled quarterly interest payments aggregating $42.9 million that would otherwise have been paid during the 36 months ended December 31, 2011 were deferred. The Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments for up to another 8 consecutive quarterly periods through ongoing appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Parent Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Parent Company may end the deferral period by paying all accrued and unpaid interest. If the Parent Company were to continue to defer interest on its junior subordinated debentures through the year ended December 31, 2013, it would owe an aggregate of approximately $74.4 million of unpaid interest based on average interest rates as of December 31, 2011. The Company believes that its financial condition would be adversely affected if interest payments continue to be deferred. The Parent Company expects to pay the deferred interest through closing in connection with the consummation of the BB&T transaction.

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

In February 2010, the Company filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $75 million of Class A Common Stock, preferred stock, subscription rights, warrants or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in a prospectus supplement if and when offered. On June 16, 2011, the Company completed a rights offering under the registration statement issuing 605,181 shares of Class A Common Stock for net proceeds of $11.0 million. As a result of the completion of a $20 million rights offering during the year ended December 31, 2010 and the $11.3 million rights offering in June 2011, $43.7 million of securities remain available for future issuance under this registration statement. The Parent Company utilized the proceeds from the June 2011 rights offering plus $9.0 million in cash to make a $20 million capital contribution to BankAtlantic.

The Parent Company is generally required to provide BankAtlantic with managerial assistance and capital. Any financing needed to provide BankAtlantic with capital could be sought through public or private offerings, in privately negotiated transactions or otherwise. Any financing involving the issuance of our Class A Common Stock or securities convertible or exercisable for our Class A Common Stock could be highly dilutive for our existing shareholders. Such financing may not be available to us on favorable terms or at all.

The Parent Company has the following cash and investments that it believes provide a source for potential liquidity at December 31, 2011.

	As of December 31, 2011
(in thousands)	Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value

Cash and cash equivalents	$2,524	-	-	2,524
Securities available for sale	10	5	-	15

Total	$2,534	5	-	2,539

The Parent Company had $1.9 million of current liabilities as of December 31, 2011. The non-performing loans transferred to the wholly-owned subsidiary of the Company may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary. The balance of these loans and real estate owned at December 31, 2011 was $19.7 million. During the year ended December 31, 2011, the Parent Company received net cash flows of $2.8 million from its work-out subsidiary.

If the sale of BankAtlantic to BB&T is consummated in accordance with the terms of the Agreement, the Parent Company expects its principal source of liquidity to be the sale of the loans and real estate distributed to the Parent Company in Retained Assets, LLC and distributions from its 5% preferred interest in Newco, LLC as well as cash distributions from its wholly-owned work-out subsidiary. The Parent Company also may obtain funds through the issuance of equity and debt securities. The Parent Company anticipates utilizing these funds for general corporate purposes including funding servicing costs and real estate owned operating expenses.

On October 21, 2011, the Parent Company received notification from NYSE Regulation, Inc. that the Parent Company was below the continued listing criteria established by the New York Stock Exchange (“NYSE”) because, as of October 14, 2011, the Parent Company’s average market capitalization for the preceding 30-day trading period was $48.9 million. Listed companies with shareholders equity of less than $50 million, such as the Parent Company, are required to maintain an average market capitalization of at least $50 million for any consecutive 30-day trading period. The NYSE’s market capitalization and equity requirements are based on the Parent Company’s publicly traded Class A Common Stock. In accordance with the NYSE’s rules, the Parent Company submitted a business plan (the “Plan”) to the NYSE in which it advised the NYSE of the actions it expected to take in order to comply with the NYSE’s continued listing standards within 18 months after the date of the Notice. The Class A Common Stock will continue to be listed and traded on the NYSE during this period, subject to the NYSE’s continued acceptance of the Plan, and the Parent Company’s compliance with the Plan and the other continued listing standards of the NYSE. The Parent Company expects to work with the NYSE with respect to curing the deficiency. The Company’s market capitalization at March 16, 2012 was $56.4 million but its average market capitalization for the 30 day trading period prior to March 16, 2012 was $43.0 million. The Parent Company currently expects that it will meet the NYSE listing criteria upon completion of the sale of BankAtlantic to BB&T in accordance with the terms of the Agreement. However, the market price of the Parent Company’s Class A Common Stock is subject to significant volatility and it may decrease in the future and cause the Parent Company to fail to comply with the NYSE requirements for continued listing.

BankAtlantic Liquidity and Capital Resources

BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans, securities available for sale and real estate owned; interest payments on loans and securities; capital contributions from the Parent Company and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of advances from FHLB and other borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses. BankAtlantic’s liquidity will depend on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic maintained excess cash balances during year ended December 31, 2011 in order to improve liquidity and its risk-based regulatory capital ratios. BankAtlantic’s liquidity is also dependent, in part, on its ability to maintain or increase deposit levels and availability under its lines of credit with the FHLB and Federal Reserve lending programs. BankAtlantic’s ability to increase or maintain deposits is impacted by competition from other financial institutions and alternative investments as well as the current low interest rate environment. Such competition, an increase in interest rates or an increase in liquidity needs, may require BankAtlantic to offer higher interest rates to maintain deposits, which may not be successful in generating deposits, and which would increase its cost of funds or reduce its net interest income. BankAtlantic is restricted by the Bank Order from offering interest rates on its deposits which are significantly higher than market area rates.

BankAtlantic’s unused lines of credit decreased from $843 million as of December 31, 2010 to $585 million as of December 31, 2011 due to lower collateral balances partially offset by the repayment of

FHLB advances during 2011. The FHLB has granted BankAtlantic a line of credit capped at 30% of assets subject to available collateral, with a maximum term of ten years. BankAtlantic utilized its FHLB line of credit to obtain a $68.1 million letter of credit used primarily to secure public deposits as of December 31, 2011. There were no FHLB borrowings outstanding as of December 31, 2011. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic’s unused available borrowings under this line of credit were approximately $545 million at December 31, 2011. In March 2012, BankAtlantic was informed by the FHLB that its line of credit with the FHLB was reduced to 20% of assets, subject to available collateral beginning in March 2012. The unused available borrowings were based on the collateral limit and did not change as a result of the decline in the asset limit as 20% of assets still exceeded the available collateral.

An additional source of liquidity for BankAtlantic is its securities portfolio. As of December 31, 2011, BankAtlantic had $6 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program under its secondary credit program. The amount that can be borrowed under this program is dependent on the delivery of collateral to the Federal Reserve, and BankAtlantic had unused available borrowings of approximately $34 million, with no amounts outstanding under this program, at December 31, 2011. We are not permitted to incur day-light overdrafts in our Federal Reserve bank account and accordingly, our intent is to continue to maintain sufficient funds at the Federal Reserve to support intraday activity. BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, deterioration in BankAtlantic’s financial condition, litigation or regulatory action may make borrowings unavailable or make terms of the borrowings and deposits less favorable. There is a risk that our cost of funds will increase and that the borrowing capacity from funding sources may decrease, and any of these factors could have material adverse effect on BankAtlantic’s liquidity.

Additionally, BankAtlantic had total cash on hand with other financial institutions of $675.7 million at December 31, 2011.

Included in deposits at December 31, 2011 was $0.8 million in brokered deposits. BankAtlantic is currently restricted from acquiring additional brokered deposits or renewing its existing brokered deposits, and expects all brokered deposits to repaid during 2012.

BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions and regulatory actions may make it more difficult for us and for financial institutions in general to borrow money. We cannot predict with any degree of certainty how long these adverse market conditions may continue, nor can we anticipate the degree to which such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. Further deterioration in the financial markets or adverse regulatory actions may further impact us or result in additional market-wide liquidity problems, and affect our liquidity position. We believe BankAtlantic has improved its liquidity position by paying down borrowings, reducing assets and significantly increasing its cash reserves.

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law permanently raising the maximum standard deposit insurance to $250,000 per depositor, for each ownership category as defined by the FDIC. The Act also provides for full deposit insurance on non-interest bearing deposit accounts until December 31, 2012.

In October 2008, the FDIC adopted a restoration plan that increased the rates depository institutions pay for deposit insurance. Under the restoration plan, the assessment rates were raised by 7 basis points for all depository institutions beginning on January 1, 2009 and the assessment rates were raised again on April 1, 2009 based on the risk rating of each financial institution. Additionally, the FDIC imposed a 5 basis point special assessment as of June 30, 2009 that was paid in September 2009. As a consequence of the increased assessment rates, BankAtlantic’s FDIC insurance premium increased from $2.8 million during the year ended December 31, 2008 to $9.6 million during the year ended December 31, 2011. In September 2009, the FDIC required financial institutions to prepay, in December 2009, their estimated quarterly FDIC insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. During the fourth quarter of 2009, BankAtlantic remitted $31.3 million to the FDIC for prepaid assessments. Included in the Company’s statement of financial condition as of December 31, 2011 and 2010 was $12.7 million and $22.0 million, respectively, of prepaid FDIC deposit assessments.

BankAtlantic’s commitment to originate loans was $24.5 million at December 31, 2011 compared to $23.3 million of commitments to originate loans and $2.6 million of commitments to purchase loans at December 31, 2010. BankAtlantic had no commitments to purchase loans at December 31, 2011. At December 31, 2011, total loan commitments represented approximately 0.70% of net loans receivable.

A significant source of our liquidity is repayments and maturities of loans and securities. The table below presents the contractual principal repayments and maturity dates of our loan portfolio and securities available for sale at December 31, 2011. The total amount of principal repayments on loans and securities contractually due after December 31, 2012 was $2.1 billion, of which $0.6 billion have fixed interest rates and $1.5 billion have floating or adjustable interest rates. Actual principal repayments may vary from the amounts due at scheduled payment dates if the borrower fails to make all or a portion of the required payments or BankAtlantic agrees to extend the scheduled payment dates and/or modifies the amount due on such dates. The table below represents loans outstanding as of December 31, 2011 and the amounts due based on the contractual terms of the loans or securities and actual principal repayments may differ from information shown below (in thousands):

	Outstanding at
	December 31,	For the Period Ending December 31, (1)
	2011	2012	2013-2014	2015-2019	2020-2024	2025-2029	>2029

Commercial real estate	$705,776	371,884	184,413	127,663	18,523	3,293	-
Residential real estate	953,341	696	4,191	94,363	35,721	26,883	791,487
Small business	284,754	91,736	14,482	73,242	87,570	16,858	866

Consumer	558,583	7,233	38,102	383,536	123,192	6,520	-
Commercial non-real estate	118,145	54,163	27,448	36,534	-	-	-

Total loans	$2,620,599	525,712	268,636	715,338	265,006	53,554	792,353

Total securities available for sale (1)	$45,108	249	23	13,502	298	2,062	28,974

(1)	Does not include $1.3 million of equity securities.

Loan maturities and sensitivity of loans to changes in interest rates for commercial non-real estate and real estate construction loans at December 31, 2011 were (in thousands):

	Commercial Non-Real Estate	Real Estate Construction	Total

One year or less	$54,163	52,680	106,843
Over one year, but less than five years	63,982	1,247	65,229
Over five years	-	188	188

	$118,145	54,115	172,260

Due After One Year:
Pre-determined interest rate	$56,884	1,435	58,319
Floating or adjustable interest rate	7,098	-	7,098

	$63,982	1,435	65,417

BankAtlantic’s geographic loan concentration based on outstanding loan balances at December 31, 2011 was:

Florida	66%
Eastern U.S.A.	18%
Western U.S.A.	13%
Central U.S.A	3%

100%

The loan concentration for loans BankAtlantic originated is primarily in Florida. The concentration in locations other than Florida relates primarily to purchased wholesale residential real estate loans.

BankAtlantic’s actual capital amounts and ratios are presented in the table and are compared to the prompt corrective action (“PCA”) “well capitalized” requirements and the capital requirements set forth in the Bank Order that BankAtlantic must maintain (dollars in thousands):

	Actual		PCA Defined Well Capitalized		Bank Order Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total risk-based capital	$349,751	15.15%	$230,926	10.00%	$323,296	14.00%
Tier I risk-based capital	$298,499	12.93%	$138,555	6.00%	$138,555	6.00%
Tangible capital	$298,499	8.22%	$54,496	1.50%	$54,496	1.50%
Core capital	$298,499	8.22%	$181,655	5.00%	$290,648	8.00%

As of December 31, 2010
Total risk-based capital	$334,601	11.72%	$285,541	10.00%	$399,758	14.00%
Tier I risk-based capital	$276,362	9.68%	$171,325	6.00%	$171,325	6.00%
Tangible capital	$276,362	6.22%	$66,672	1.50%	$66,672	1.50%
Core capital	$276,362	6.22%	$222,240	5.00%	$355,584	8.00%

Pursuant to the Bank Order, BankAtlantic was required to attain by June 30, 2011 and maintain a tier 1/core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. BankAtlantic had maintained its regulatory capital ratios at levels that exceed prompt corrective action “well capitalized” requirements and has maintained its regulatory capital ratios at levels that exceed the Bank Order required capital levels since June 30, 2011. In the event the BB&T transaction is not consummated, the Parent Company and BankAtlantic may seek to maintain the higher capital requirements through efforts that may include the issuance of its Class A Common Stock through a public or private offering, the sale of branches and the reduction in assets, although asset sales and reductions may make it more difficult to achieve profitability. The Company may not be successful in raising additional capital or executing plans to maintain BankAtlantic’s higher regulatory capital ratios in subsequent periods. The inability to raise capital or otherwise meet regulatory requirements could have a material adverse impact on the Company’s business, results of operations and financial condition.

Consolidated Cash Flows

A summary of our consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009

Net cash provided by (used in):
Operating activities	$61,875	117,766	30,949
Investing activities	661,297	336,314	869,633
Financing activities	(472,294)	(175,119)	(824,742)

Increase in cash and cash equivalents	$250,878	278,961	75,840

The decrease in cash flows from operating activities during 2011 compared to 2010 primarily reflects a decline in proceeds on the sales of loans and net interest income as well as lower customer fee income.

The increase in cash flows from operating activities during 2010 compared to 2009 primarily reflects a decline in other assets associated with the $31.7 million net operating loss carryback cash receipts and lower operating expenses during 2010 compared to 2009.

The increase in cash flows from investing activities during 2011 compared to 2010 primarily resulted from maturities of short-term securities available for sale and a decrease in the purchases of securities available for sale. The increase in investing activities was partially offset by cash outflows from the sale of the Tampa branches.

The decrease in cash flows from investing activities during 2010 compared to 2009 primarily resulted from the higher purchases of short-term securities available for sale and tax certificates during 2010 compared to 2009. The decrease in investing activities from securities purchases was partially offset by higher loan repayments and loan sales during 2010 compared to 2009.

The decrease in cash flows from financing activities during 2011 compared to 2010 primarily resulted from deposit outflows. In order to improve regulatory capital ratios, BankAtlantic reduced its assets by decreasing its public deposits, short-term borrowings and FHLB advances. The above decreases in cash flows from financing activities were partially offset by proceeds from the issuance of common stock.

The increase in cash flows from financing activities during 2010 compared to 2009 primarily resulted from the significant prepayment of FHLB and short term borrowings during 2009. FHLB advance and short term borrowing balances declined from $1.3 billion at December 31, 2008 to $309.3 million at December 31, 2009 to $192.8 million at December 31, 2010 to $0 at December 31, 2011. The above increases in cash flows from financing activities were partially offset by a decline in deposit balances during 2010 compared to an increase in deposit balances during 2009.

Off Balance Sheet Arrangements, Contractual Obligations and Loan Commitments

The table below summarizes the Company’s loan commitments at December 31, 2011 (in thousands):

	Amount of Commitment Expiration Per Period
Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	After 5 years

Lines of credit	$352,358	51,990	-	-	300,368

Standby letters of credit	6,269	6,269	-	-	-
Other commercial commitments	24,472	24,472	-	-	-

Total commercial commitments	$383,099	82,731	-	-	300,368

Lines of credit consist primarily of revolving lines to home equity and business loan customers. The business loans usually expire in less than one year and the home equity lines generally expire in 15 years.

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $5.4 million at December 31, 2011. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $0.8 million at December 31, 2011. Those guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial real estate liens as collateral for such commitments, similar to other types of borrowings.

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

At December 31, 2011, the Company did not have any off balance sheet arrangements that would have a material effect on the Company’s consolidated financial statements.

The table below summarizes the Company’s contractual obligations at December 31, 2011 (in thousands):

	Payments Due by Period (1)(2)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Time deposits	$364,166	281,984	66,643	15,162	377

Long-term debt	337,114	-	42,920	-	294,194
Operating lease obligations held for use	30,264	5,148	10,362	3,493	11,261
Operating lease obligations held for sublease	14,833	706	1,915	1,296	10,916

Pension obligation	19,318	1,587	3,349	3,799	10,583

Other obligations	11,200	3,200	6,400	1,600	-

Total contractual cash obligations	$776,895	292,625	131,589	25,350	327,331

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

The pension obligation represents the accumulated benefit obligation of the Company’s defined benefit plan at December 31, 2011. The payments represent the estimated benefit payments through 2021, the majority of which are anticipated to be funded through plan assets. The table does not include estimated benefit payments after 2022. The actuarial present value of the projected accumulated benefit obligation was $40.6 million at December 31, 2011. The plan was underfunded by $8.5 million as of December 31, 2011. The Company is required to fund plan deficits over a seven year period which would include a contribution of $0.7 million to the pension plan for the year ended December 31, 2012. The Company’s future cash contribution may increase or decrease depending on the performance of the plan assets and the increase or decrease of the projected benefit obligation in subsequent periods.

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

BankAtlantic has terminated various operating leases originally executed for store expansion or back-office facilities. In certain lease terminations the landlord consents to the assignment of the lease to a third party; however, BankAtlantic remains secondarily liable for the lease obligation. As of December 31, 2011, BankAtlantic was secondarily liable for $8.8 million of lease payments under leases that were assigned to third parties. BankAtlantic uses the same credit policies in assigning these leases to third parties as it does in originating loans.

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

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of December 31, 2011 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims. (Refer to note 19, Commitments and Contingencies, for disclosure on range of reasonably possible losses estimated for legal claims).

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the Consolidated Statements of Operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of goodwill and other intangible assets for impairment, the valuation of securities as well as the determination of other-than-temporary declines in value, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, accounting for contingencies, and assumptions used in the valuation of stock based compensation. The two accounting policies that we have identified as critical accounting policies are allowance for loan losses and impairment of long-lived assets including goodwill. See note 1, Summary of Significant Accounting Policies to the “Notes to Consolidated Financial Statements”, for a detailed discussion of our significant accounting policies.

Allowance for loan losses

The allowance for loan losses is maintained at an amount that we believe to be a reasonable estimate of probable losses inherent in our loan portfolio as of the date of the financial statements presented. We have developed policies and procedures for evaluating our allowance for loan losses which considers all information available to us. However, we rely on estimates and judgments regarding issues where the outcome is unknown. As a consequence, if circumstances differ from our estimates and judgments, the allowance for loan losses may decrease or increase significantly and the amount of losses actually realized in our loan portfolio could be significantly higher or lower.

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

The second component of the allowance for loan losses requires us to group loans that have similar credit risk characteristics so as to form a basis for estimating probable losses inherent in the group of loans based on historical loss percentages and delinquency trends as it relates to the group. Management assigns a quantitative allowance to these groups of loans by utilizing historical loss experiences. Management uses a historical loss experience by portfolio between six months and one year. The historical loss period is selected based on management’s judgment and a change in this loss period may result in material changes to the quantitative loss allowance. Management also assigns a qualitative allowance to these groups of loans in order to adjust the historical data, if necessary, for qualitative factors that exist currently that were not present in the historical data. These qualitative factors include delinquency trends, actual loan classification migration trends, economic and business conditions, concentration of credit risk, loan-to-value ratios, non-performing loan trends and external factors. In deriving the qualitative allowance, management uses significant judgment to qualitatively adjust the historical loss experiences for current trends that existed at period end that were not reflected in the calculated historical loss ratios and to adjust the allowance for the changes in the current economic climate compared to the economic environment that existed historically. A subsequent change in data trends or the external environment may result in material changes in this component of the allowance from period to period.

Management believes that the allowance for loan losses reflects a reasonable estimate of incurred credit losses as of the statement of financial condition date. As of December 31, 2011, our allowance for loan losses was $129.9 million. See “Provision for Loan Losses” for a discussion of the amounts of our allowance assigned to each loan product. The estimated allowance, which was derived from the above methodology, may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas where our borrowers or the collateral for our loans are located, especially in Florida. These factors are beyond management’s control. Accordingly, we may incur credit losses in excess of the amounts estimated by our allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their judgments and information available to them at the time of their examination and such judgments may differ from management’s judgment.

We analyze our loan portfolio quarterly by monitoring the loan mix, credit quality, loan-to-value ratios, concentration by geographical area, vintage, historical trends and economic conditions. As a consequence, our allowance for loan losses estimates will change from period to period. During the three year period ended December 31, 2006, real estate markets experienced significant price increases accompanied by an abundance of available mortgage financing. Additionally, based on historical loss experience during that time, our credit policies focused our loan production on collateral based loans and the discontinuation of certain loan products. These factors, other internal metrics and external market factors favorably impacted our provision for loan losses and allowance for loan losses during the year ended December 31, 2006. Conversely, during the four years ended December 31, 2010, the real estate market (and particularly the residential real estate market) and general economic conditions, both nationally and in Florida, rapidly deteriorated with significant reductions in market prices and volume of residential real estate sold, plummeting collateral values, dramatic increases in unemployment and severe tightening of credit availability to borrowers. The impact of these rapidly deteriorating real estate market conditions and adverse economic conditions on our loan portfolios resulted in a significant increase in our ratio of allowance for loan losses to total loans from 0.94% at December 31, 2006 to 5.08% at December 31, 2010. During the year ended December 31, 2011, real estate price declines slowed and we believe that the real estate prices have stabilized. As a consequence our ratio of allowance for loan losses to total loans declined from 5.08% as of December 31, 2010 to 5.02% as of December 31, 2011. We believe that our performance in subsequent periods will be highly sensitive to changes in the Florida real estate market as well as the recovery of the Florida economy, availability of mortgage financing and the severity of unemployment in Florida and nationally. If real estate and economic conditions deteriorate, we are likely to experience significantly increased credit losses.

Impairment of Long Lived Assets including Goodwill

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period. Changes in circumstances and the estimates of future cash flows, as well as evaluating estimated lives of long-lived assets, are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially change depreciation and amortization expense in subsequent periods. For purposes of recognition and measurement of an impairment loss, we are required to group long-lived assets at the lowest level for which identifiable cash flows are independent of other assets. These cash flows are based on projections from management reports which are based on subjective interdepartmental allocations. Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques using Level 3 unobservable inputs. Long-lived assets subject to the above impairment analysis included property and equipment, real estate held for sale and real estate owned.

During the year ended December 31, 2011, we recognized impairment on real estate held for sale, and real estate owned of $0.6 million and $14.2 million, respectively. We recognized a recovery of $1.2 million from operating lease contracts executed for branch expansion during the year ended December 31, 2011. We generally utilize broker price opinions and third party appraisals to assist us in determining the fair value of real estate held for sale, operating lease contracts and real estate owned. The appraisers or brokers use professional judgment in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date when current appraisals are not available. The assumptions used to calculate the fair values are generally Level 3 inputs and are highly subjective and extremely sensitive to changes in market conditions. The assumptions used are representative of assumptions that we believe market participants would use in fair valuing these assets or lease contracts, but different assumptions may result in significantly different results. We validate our assumptions by comparing completed transactions with our prior period fair value estimates and we may check our assumptions against multiple valuation sources. The outstanding balance of office properties and equipment, real estate owned and real estate held for sale was $139.2 million, $87.2 million and $3.9 million, respectively, as of December 31, 2011. The amount ultimately realized upon the sale of these properties or the termination of operating leases may be significantly different than the recorded amounts. The minimum lease payments of the Company’s operating lease contracts executed for branch expansion were $14.8 million at December 31, 2011. Future events, including volatility in real estate values, may cause us to have additional impairments or recoveries of long-lived assets or operating leases in the foreseeable future.

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

During the years ended December 31, 2009, we recognized goodwill impairment charges of $9.1 million. As of December 31, 2011, our remaining goodwill was $13.1 million associated with our capital services reporting unit.

In determining the fair value of the capital services reporting unit, the Company used a discounted cash flow technique. This method utilizes assumptions for expected cash flows and discount rates. The Company used financial projections over a period of time, considered necessary to achieve a steady state of cash flows for the reporting unit. The primary assumptions in the projections were anticipated loan growth, interest rates and revenue growth. The discount rates were estimated based on the Capital Asset Pricing Model, which considers the risk-free interest rate, market risk premium, beta, and unsystematic risk and size premium adjustments specific to a particular reporting unit. The estimated fair value of the reporting unit is highly sensitive to changes in the discount rate and terminal value assumptions. Minor changes in these assumptions could impact significantly the fair value assigned to a reporting unit.

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

Dividends

In February 2009, the Parent Company elected to exercise its right to defer payments of interest on its trust preferred junior subordinated debt. During the deferral period, the Parent Company is not permitted to pay dividends to its common shareholders. The Parent Company can end the TruPs deferral period by paying all accrued and unpaid interest; however, the Parent Company currently expects to continue to defer interest for the foreseeable future. Further, the availability of funds for dividend payments generally depends upon BankAtlantic’s ability to pay cash dividends to the Parent Company. Current regulations applicable to the payment of cash dividends by savings institutions impose limits on capital distributions based on an institution’s regulatory capital levels, retained net income and net income. Additionally, pursuant to the Orders, neither the Parent Company nor BankAtlantic are permitted to pay dividends without the prior written non-objection of the OCC Regional Director. The Parent Company does not expect to receive cash dividends from BankAtlantic or to pay dividends to its shareholders during 2012, or for the foreseeable future.

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

Certain assumptions by the Company in assessing the interest rate risk during 2011 were utilized in preparing the following table. These assumptions related to:

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

Presented below is an analysis of the BankAtlantic estimated net interest income over a twelve month period calculated utilizing the Company’s model (dollars are in thousands):

As of December 31, 2011
Changes in Rate	Net Interest Income	Percent Change
+200 bp	$123,008	14.61%
+100 bp	114,027	6.24%
0	107,327	-
-100 bp	103,897	-3.20%
-200 bp	103,662	-3.41%

As of December 31, 2010
Changes in Rate	Net Interest Income	Percent Change
+200 bp	$155,248	7.18%
+100 bp	149,079	2.92%
0	144,845	0.00%
-100 bp	139,818	-3.47%
-200 bp	136,919	-5.47%

The Parent Company has $337.1 million of outstanding junior subordinated debentures at December 31, 2011 of which $263.6 million bear interest at variable interest rates and adjust quarterly and $73.5 million bear interest at an 8.5% fixed rate. As of December 31, 2011, $304.2 million of the junior subordinated debentures are callable and $32.9 million become callable in 2012.

BankAtlantic’s residential loan portfolio includes interest-only loans. These loans are scheduled to re-price as follows (in thousands):

Year Ending December 31,	Amount (1)
2012	$49,121
2013	69,075
2014	29,462
2015	92,367
2016	94,200
Thereafter	48,192

Total interest only loans	$382,417

(1)	The above table assumes no prepayments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(This page is intentionally left blank)

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2011, of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in its report which appears herein.

/s/ Alan B. Levan

Alan B. Levan

Chairman, and

Chief Executive Officer

/s/ Valerie C. Toalson

Valerie C. Toalson

Executive Vice President

Chief Financial Officer

March 30, 2012

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

    BankAtlantic Bancorp, Inc.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, consolidated statements of total (deficit) equity and comprehensive loss, and consolidated statements of cash flows present fairly, in all material respects, the financial position of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As explained in Note 1, on November 1, 2011, the Company entered into a Stock Purchase Agreement (the “Agreement”) with an unaffiliated financial-holding company, which was amended on March 13, 2012. The Agreement provides for the sale of all of the shares of capital stock of BankAtlantic, the Company’s wholly owned banking subsidiary. The transaction is anticipated to close during the second quarter of 2012, subject to regulatory approval and certain conditions in the Agreement.

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

PricewaterhouseCoopers LLP

Miami, Florida

March 30, 2012

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(In thousands, except share data)	2011	2010
ASSETS
Cash and due from banks (See Notes 1,19)	$94,551	97,930
Interest bearing deposits in other banks	675,741	455,538
Securities available for sale, at fair value (See Note 4)	46,435	424,391
Investment securities (See Note 4)	-	1,500
Tax certificates, net of allowance of $7,488 and $8,811 (See Note 6)	46,488	89,789
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value (See Notes 13, 19)	18,308	43,557
Loans held for sale (See Note 6)	55,601	29,765
Loans receivable, net of allowance for loan losses of $129,887 and $162,139 (See Notes 6, 13)	2,448,203	3,018,179
Accrued interest receivable	18,432	22,010
Real estate held for sale (See Note 7)	3,898	5,436
Real estate owned (See Note 6)	87,174	74,488
Investments in unconsolidated companies (See Note 8)	10,106	10,361
Office properties and equipment, net (See Note 9)	139,165	151,414
Assets held for sale (See Note 3)	-	37,334
Goodwill (See Note 10)	13,081	13,081
Prepaid FDIC deposit insurance assessment	12,715	22,008
Other assets (See Notes 11,19)	8,221	12,652

Total assets	$3,678,119	4,509,433

LIABILITIES AND (DEFICIT) EQUITY
Liabilities:
Deposits
Interest bearing deposits	$2,433,226	2,759,608
Non-interest bearing deposits	846,857	792,260
Deposits held for sale	-	341,146

Total deposits (See Note 14)	3,280,083	3,893,014

Advances from FHLB (See Notes 14, 15)	-	170,000
Securities sold under agreements to repurchase (See Note 14)	-	21,524
Short-term borrowings (See Note 15)	-	1,240
Subordinated debentures (See Note 16)	22,000	22,000
Junior subordinated debentures (See Note 16)	337,114	322,385
Other liabilities (See Notes 18, 19)	55,848	64,527

Total liabilities	3,695,045	4,494,690

Commitments and contingencies (See Notes 19,20)
(Deficit) Equity:
BankAtlantic Bancorp’s stockholders’ equity
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $.01 par value, authorized 25,000,000 shares; issued and outstanding 15,434,564 and 12,319,064 shares	154	123
Class B common stock, $.01 par value, authorized 1,800,000 shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	329,995	317,863
Accumulated deficit	(326,692)	(297,615)

Accumulated other comprehensive loss	(20,385)	(6,088)

Total BankAtlantic Bancorp (deficit) equity	(16,926)	14,285
Non-controlling interest	-	458

Total (deficit) equity	(16,926)	14,743

Total liabilities and (deficit) equity	$3,678,119	4,509,433

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)	For the Years Ended December 31,
Interest income:	2011	2010	2009
Interest and fees on loans	$127,529	155,994	185,509
Interest and dividends on taxable securities	8,706	12,552	24,062
Interest on tax exempt securities	807	511	-
Interest on tax certificates	4,286	7,251	14,022

Total interest income	141,328	176,308	223,593

Interest expense:
Interest on deposits (See Note 12)	14,612	22,511	41,884
Interest on advances from FHLB	153	1,209	16,523
Interest on securities sold under agreements to repurchase and short-term borrowings	9	30	209
Interest on subordinated debentures	16,485	15,796	16,615

Total interest expense	31,259	39,546	75,231

Net interest income	110,069	136,762	148,362
Provision for loan losses (See Note 6)	71,638	144,361	232,658

Net interest income (expense) after provision for loan losses	38,431	(7,599)	(84,296)

Non-interest income:
Service charges on deposits	42,608	59,844	75,739
Other service charges and fees	26,404	30,140	29,542
Securities activities, net (See Note 4)	5,435	2,864	11,180
Income from unconsolidated companies (See Note 8)	(255)	1,054	966
Gain on sale of Tampa branches	38,603	-	-
Other	14,361	13,111	12,394

Total non-interest income	127,156	107,013	129,821

Non-interest expense:
Employee compensation and benefits (See Notes 12,20,21)	73,047	93,950	108,245
Occupancy and equipment (See Notes 9, 19)	44,152	53,589	58,576
Advertising and promotion	6,413	8,598	8,646
Check losses	2,066	2,421	4,188
Professional fees	16,209	20,438	14,629
Supplies and postage	3,316	3,954	4,173
Telecommunication	1,600	2,533	2,481
Loss on sale of real estate held for development and sale (See Note 7)	-	1,228	-
Impairment of real estate held for development and sale (See Note 7)	-	-	3,871
Cost associated with debt redemption (See Notes 12,13)	1,125	60	7,463
Provision for tax certificates (See Note 5)	2,783	4,552	3,388
Lease termination costs (reversals)	(1,211)	3,601	2,156
Employee termination costs (reversals)	(192)	3,971	2,024
Impairment of loans held for sale	3,794	-	-
Impairment of assets held for sale (See Note 3)	-	4,469	-
Impairment of goodwill (See Note 10)	-	-	9,124
Impairment of real estate held for sale (See Note 7)	600	2,604	1,158
Impairment of real estate owned (See Note 6)	14,215	6,830	4,124
FDIC deposit insurance assessment	9,591	10,148	10,990
Other	17,118	21,352	21,528

Total non-interest expense	194,626	244,298	266,764

Loss from continuing operations before income taxes	(29,039)	(144,884)	(221,239)
Benefit for income taxes (See Note 11)	(298)	(2,134)	(31,719)

Loss from continuing operations	(28,741)	(142,750)	(189,520)
Discontinued operations (See Note 3)	-	(500)	3,701

Net loss	(28,741)	(143,250)	(185,819)
Less: net income attributable to non-controlling interest	(336)	(931)	-

Net loss attributable to BankAtlantic Bancorp, Inc.	$(29,077)	(144,181)	(185,819)

			(CONTINUED )

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
Basic (loss) earnings per share (See Note 22)	2011	2010	2009
Continuing operations	$(2.04)	$(12.87)	$(39.95)
Discontinued operations	-	(0.04)	0.78

Basic loss per share	$(2.04)	$(12.91)	$(39.17)

Diluted (loss) earnings per share (See Note 22)
Continuing operations	$(2.04)	$(12.87)	$(39.95)
Discontinued operations	-	(0.04)	0.78

Diluted loss per share	$(2.04)	$(12.91)	$(39.17)

Cash dividends per Class A share	$-	$-	$0.025

Cash dividends per Class B share	$-	$-	$0.025

Basic weighted average number of common shares outstanding	14,227,370	11,166,951	4,743,545

Diluted weighted average number of common and common equivalent shares outstanding	14,227,370	11,166,951	4,743,545

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL (DEFICIT) EQUITY AND COMPREHENSIVE LOSS

For Each of the Years in the Three Year Period Ended December 31, 2011

(In thousands)	Comprehensive Loss		Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE, DECEMBER 31, 2008	$		23	219,064	32,667	(7,786)	243,968
Net loss		(185,819)	-	-	(185,819)	-	(185,819)

Net change from defined benefit plan (less income tax expense of $0)		7,765
Unrealized gain on securities available for sale (less income tax expense of $0)		9,798
Reclassification adjustments:
Realized net periodic pension cost (less income tax expense of $0)		(2,005)
Realized gains on securities available for sale (less income tax expense of $0)		(9,698)

Other comprehensive income		5,860				5,860	5,860

Comprehensive loss		$(179,959)

Dividends on Class A common stock			-	-	(257)	-	(257)
Dividends on Class B common stock			-	-	(25)	-	(25)
Issuance of Class A common stock			76	75,375	-	-	75,451
Share-based compensation expense			-	2,393	-	-	2,393

BALANCE, DECEMBER 31, 2009			$99	296,832	(153,434)	(1,926)	141,571

See Notes to Consolidated Financial Statements

BankAtlantic Bancorp, Inc.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL (DEFICIT) EQUITY AND COMPREHENSIVE LOSS

For Each of the Years in the Three Year Period Ended December 31, 2011

(In thousands)	Comprehensive Loss		Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	BankAtlantic Bancorp Equity	Non- Controlling Interest	Total Equity

BALANCE, DECEMBER 31, 2009	$		99	296,832	(153,434)	(1,926)	141,571	-	141,571
Net loss		(144,181)	-	-	(144,181)	-	(144,181)	931	(143,250)

Net change from defined benefit plan (less income tax expense of $2,222)		(567)
Unrealized gain on securities available for sale (less income tax expense of $39)		901
Reclassification adjustments:
Realized net periodic pension cost (less income tax benefit of $0)		(1,356)
Realized gains on securities available for sale (less income tax expense of $0)		(3,140)

Other comprehensive loss		(4,162)				(4,162)	(4,162)	-	(4,162)

Comprehensive loss		$(148,343)

Cumulative effect of change in accounting principle								307	307
Non-controlling interest distributions								(780)	(780)
Issuance of Class A common stock			26	19,575	-	-	19,601		19,601
Share-based compensation expense			-	1,456	-	-	1,456		1,456

BALANCE, DECEMBER 31, 2010			$125	317,863	(297,615)	(6,088)	14,285	458	14,743

See Notes to Consolidated Financial Statements

BankAtlantic Bancorp, Inc.

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL (DEFICIT) EQUITY AND COMPREHENSIVE LOSS

For Each of the Years in the Three Year Period Ended December 31, 2011

(In thousands)	Comprehensive Loss		Common Stock	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	BankAtlantic Bancorp Equity (Deficit)	Non- Controlling Interest	Total Equity (Deficit)

BALANCE, DECEMBER 31, 2010	$		125	317,863	(297,615)	(6,088)	14,285	458	14,743
Net loss		(29,077)	-	-	(29,077)	-	(29,077)	336	(28,741)

Net change from defined benefit plan (less income tax expense of $0)		(5,464)
Unrealized loss on securities available for sale (less income tax expense of $0)		(762)
Reclassification adjustments:
Realized net periodic pension cost (less income tax benefit of $0)		(1,111)
Realized gains on securities available for sale (less income tax expense of $0)		(6,960)

Other comprehensive loss		(14,297)				(14,297)	(14,297)	-	(14,297)

Comprehensive loss		$(43,374)

Non-controlling interest distributions								(794)	(794)
Issuance of Class A common stock			31	10,969	-	-	11,000		11,000
Share-based compensation expense			-	1,163	-	-	1,163		1,163

BALANCE, DECEMBER 31, 2011			$156	329,995	(326,692)	(20,385)	(16,926)	-	(16,926)

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2011	2010	2009
Operating activities:
Net loss	$(28,741)	(143,250)	(185,819)
Adjustment to reconcile net loss to net cash provided by operating activities:
Provision and valuation allowances, net (1)	88,637	155,743	240,169
Impairment of goodwill	-	-	9,124
Restructuring charges, impairments and exit activities	2,991	14,645	9,209
Depreciation, amortization and accretion, net	15,386	19,047	20,464
Share-based compensation expense	1,163	1,456	2,393
Securities activities, net	(5,435)	(2,864)	(11,180)
Net (gains) losses on sales of real estate owned, real estate and loans held for sale and office properties and equipment	(6,051)	1,352	(515)
Gain on the sale of Tampa branches	(38,603)	-	-
Stifel stock received as earn-out consideration pursuant to the Ryan Beck sales agreement	-	-	(8,589)
Deferred income tax benefit	-	(2,261)	-
Deferred interest on junior subordinated debentures	14,729	14,051	14,139
Net costs associated with debt redemption	1,125	60	7,463
Originations of loans held for sale, net	(3,961)	(49,593)	(74,764)
Proceeds from sales of loans held for sale	19,495	52,678	74,325
Equity earnings in unconsolidated companies	255	(1,054)	(589)
Decrease in real estate held for development and sale	-	5,206	-
Decrease in accrued interest receivable	3,578	10,269	9,538
Decrease (increase) in other assets	11,664	48,737	(57,350)
Decrease in other liabilities	(14,357)	(6,456)	(17,069)

Net cash provided by operating activities	61,875	117,766	30,949

			(CONTINUED)

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2011	2010	2009
Investing activities:
Proceeds from redemption and maturities of tax certificates	61,851	118,471	164,082
Investment in interest bearing deposits	-	(45,560)	-
Proceeds from maturities of interest bearing deposits	39,905	-	-
Purchase of tax certificates	(21,887)	(102,118)	(65,708)
Purchase of securities available for sale	-	(308,195)	(50,947)
Proceeds from sales of securities available for sale	90,980	58,846	303,825
Proceeds from maturities of securities available for sale	285,505	144,834	146,543
Purchases of FHLB stock	-	-	(2,295)
Redemption of FHLB stock	25,249	5,194	8,151
Investments in unconsolidated companies	-	-	(1,422)
Net repayments of loans	366,560	382,759	351,811
Proceeds from the sale of loans receivable	35,414	59,697	14,483
Additions to real estate owned and held for development	(312)	(970)	(1,373)
Proceeds from sales of real estate owned and held for sale	35,325	26,924	6,073
Proceeds from the sale of property and equipment	1,307	426	141
Purchases of office property and equipment, net	(1,345)	(3,994)	(3,731)
Net cash outflow from sale of Tampa branches	(251,405)	-	-

Net cash provided by investing activities	667,147	336,314	869,633

Financing activities:
Net (decrease) increase in deposits	(289,716)	(76,666)	49,884
Prepayments of FHLB advances	(40,020)	(2,061)	(1,159,463)
Net (repayments) proceeds of FHLB advances	(130,000)	(110,000)	467,000
Net decrease in securities sold under agreements to repurchase	(21,524)	(2,944)	(21,616)
Net decrease in other short term borrowings	(1,240)	(1,563)	(235,536)
Prepayments of bonds payable	-	(661)	-
Repayment of notes and bonds payable	-	(45)	(180)
Proceeds from issuance of Class A common stock	11,000	19,601	75,451
Noncontrolling interest distributions	(794)	(780)	-
Common stock dividends	-	-	(282)

Net cash used in financing activities	(472,294)	(175,119)	(824,742)

Increase in cash and cash equivalents	256,728	278,961	75,840
Cash and cash equivalents at the beginning of period	507,908	234,797	158,957
Cash and cash equivalents held for sale	-	(5,850)	-

Cash and cash equivalents at end of period	$764,636	507,908	234,797

(CONTINUED)

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2011	2010	2009
Cash paid (received) for:
Interest on borrowings and deposits	$16,132	25,508	66,973
Income taxes payments (refunds)	84	(31,692)	(2,812)
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to REO	54,903	61,276	35,914
Loans receivable transferred to loans held-for-sale	78,452	27,928	-
Office properties and equipment transferred to real estate held for development and sale	-	2,842	-
Real estate held for sale transferred to
office properties and equipment	-	1,239	-
Change in accumulated other comprehensive loss	(14,297)	(4,162)	5,860
Change in deferred taxes on other comprehensive loss	-	2,261	-
Securities sold pending settlement		-	2,018
Change in assets and liabilities as of January 1, 2010 upon the consolidation of a factoring joint venture:
Increase in loans receivable	-	(3,214)	-
Decrease in investment in unconsolidated subsidiaries	-	3,256	-
Increase in other assets	-	(367)	-
Increase in other liabilities	-	18	-
Increase in non-controlling interest	-	307	-

(1)	Represents provision for loan losses, REO and tax certificates.

See Notes to Consolidated Financial Statements

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation – BankAtlantic Bancorp, Inc. and its subsidiaries may also be referred to as “the Company”, “we”, “us,” or “our” in the notes to consolidated financial statements. BankAtlantic Bancorp, Inc. (the “Parent Company”) is a unitary savings bank holding company organized under the laws of the State of Florida in 1994. The Parent Company’s principal asset is its investment in BankAtlantic and its subsidiaries (BankAtlantic”). On February 28, 2007, the Parent Company completed the sale to Stifel Financial Corp. (“Stifel”) of Ryan Beck Holdings, Inc. (“Ryan Beck”), a subsidiary engaged in retail and institutional brokerage and investment banking. Discontinued operations in the Consolidated Statements of Operations during the year ended December 31, 2010 consisted of amounts recognized for indemnification obligations under the acquisition agreement. Discontinued operations for the year ended December 31, 2009 represent earn-out consideration received in accordance with the terms of the acquisition agreement net of indemnification obligations.

BankAtlantic was founded in 1952 and is a federally-chartered, federally-insured savings bank headquartered in Fort Lauderdale, Florida. At December 31, 2011, BankAtlantic operated through a broad network of branches located in Florida. BankAtlantic is a community-oriented bank which provides traditional retail banking services and a wide range of commercial banking products and related financial services.

The Company has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. BFC Financial Corporation (“BFC”) currently owns 100% of the Company’s Class B common stock and 53% of the Company’s outstanding Class A common stock resulting in BFC owning 53% of the Company’s aggregate outstanding common stock and 75% of the voting power of the Company’s common stock. The percentage of total common equity represented by Class A and Class B common stock was 99% and 1% at December 31, 2011, respectively. The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 97,523 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis.

The Parent Company on November 1, 2011 entered into a definitive agreement (“Agreement”) to sell BankAtlantic to BB&T Corporation (“BB&T”).

Under the terms and conditions of the Agreement, as entered into on November 1, 2011, BankAtlantic was to distribute to the Parent Company a wholly owned subsidiary, Retained Assets, LLC, into which it would contribute certain performing and non-performing loans and tax certificates, real estate owned and related reserves as well as previously written off assets identified in the Agreement. Further, the Agreement, as entered into on November 1, 2011, required that the Parent Company fund amounts necessary to pay the outstanding deferred interest on the Parent Company’s trust preferred securities (“TruPs”) through closing, but did not provide for the assumption by BB&T of any obligations with respect to the Parent Company’s outstanding TruPs.

Following the initial announcement of the Agreement on November 1, 2011, purported holders of direct or indirect interests in the Parent Company’s TruPs filed an action in the Court of Chancery of the State of Delaware, and certain of the trustees under the indentures underlying the TruPs sent notices of default or joined in the action, seeking a declaration that the transaction contemplated by the November 1, 2011 Agreement violated certain covenants contained in the TruPs indentures and that the assumption of the TruPs by BB&T was required. On February 27, 2012, the Court of Chancery of the State of Delaware entered an injunction prohibiting the sale of BankAtlantic pursuant to the terms of the November 1, 2011 Agreement.

Following the entry of the injunction, the Parent Company and BB&T entered into negotiations to revise the terms of the Agreement to provide for BB&T’s assumption of the TruPs. On March 13, 2012, the Parent Company and BB&T entered into an amendment to the Agreement, (“Amendment” or “Transaction”) pursuant to which, among other things, BB&T agreed to assume the Parent Company’s approximately $285 million in principal amount of outstanding TruPs. The Parent Company remained obligated to pay at the closing of the transaction all interest accrued on the TruPs through closing, and the Parent Company agreed to pay or escrow certain legal fees and expenses with respect to the TruPs-related litigation.

Based on BB&T’s assumption of the Parent Company’s outstanding TruPs obligations, BB&T and the Parent Company agreed in the Amendment that certain of those assets originally contemplated to be distributed to the Parent

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Company in Retained Assets, LLC will now be distributed to another limited liability company, Newco LLC, and that the balance of the assets, commercial nonaccrual loans and real estate owned will be distributed to the Parent Company in Retained Assets, LLC. Under the Amendment, immediately prior to the closing, BankAtlantic will contribute to Newco, LLC assets identified in the Agreement which are now held by BankAtlantic. At closing BB&T will receive a 95% preferred interest in the cash flows of Newco LLC, which it will continue to hold until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR plus 200 basis points per annum. At that time, BB&T’s interest in Newco, LLC will terminate, and the Parent Company, which will initially hold a 5% preferred interest in the cash flows of Newco, LLC will thereafter be entitled to any and all residual cash flows. The assets held by Newco, LLC are expected to be monetized over a period of up to seven years. Under the Amendment, the Parent Company agreed to provide BB&T with an unsecured guarantee of up to $35 million to further ensure the recovery within seven years of BB&T’s $285 million preference amount.

The cash consideration to be exchanged at the closing of the Transaction under the Agreement will reflect a deposit premium to the closing net asset value of BankAtlantic. The estimated premium represents 10.32% of non-CD average deposits based on the average daily closing balance of non-CD deposits during the ten business day period ending on the business day immediately preceding the closing, provided that the premium will not exceed $315.9 million. At the closing, the sum of the premium and the net asset value of BankAtlantic, as calculated pursuant to the terms of the Agreement as of the closing after giving effect to the Retained Asset, LLC and Newco, LLC distributions, are to be paid in cash. If the sum is a positive number, it is to be paid by BB&T to the Parent Company. If the sum is a negative number, it is to be paid by the Parent Company to BB&T.

The Transaction is anticipated to close during the second quarter of 2012, subject to regulatory approval and certain conditions in the agreement. Upon consummation of the Transaction, the Company will remove from its Consolidated Statement of Financial Condition all of the net assets transferred to BB&T in connection with the Transaction and record a gain. The net assets transferred to BB&T were accounted for as assets held and used as of December 31, 2011 as the Delaware Court enjoined the original Agreement and the Amendment was a significant change to the original Agreement. As a result of the Amendment executed in March 2012 and the expected closing of the transaction in the second quarter of 2012, the net assets to be sold to BB&T will be accounted for as assets held-for-sale beginning in the first quarter of 2012. Accordingly, beginning in the first quarter of 2012, certain of the Company’s historical operating results will be presented as discontinued operations in the Company’s Consolidated Statement of Operations.

The accounting policies applied by the Company conform to accounting principles generally accepted in the United States of America.

The Company’s consolidated financial statements have been prepared on a going concern basis, which reflects the realization of assets and the repayments of liabilities in the normal course of business.

On October 14, 2011, the Company completed a one-for-five reverse stock split. Where appropriate, amounts throughout this document have been adjusted to reflect this reverse stock split. The Company also adjusted the number of common shares outstanding used for the calculation of earnings per share for prior periods due to the issuance of Class A common stock pursuant to shareholder rights offerings in September 2009 and July 2010 at subscription prices lower than the market price of the Company’s Class A common stock.

Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2011.

Use of Estimates – In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, evaluation of goodwill, long-lived assets for impairment, valuation of securities, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, and accounting for contingencies.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consolidation Policy – The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries. All inter-company transactions and balances have been eliminated.

In January 2010, the Company implemented new accounting guidance for the consolidation of variable interest entities. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE). Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. A joint venture that conducts a factoring business was presented under the equity method of accounting in our financial statements for the year ended December 31, 2009. Upon implementation of the new accounting guidance this joint venture was consolidated in our December 31, 2011 and 2010 financial statements effective January 1, 2010. This factoring joint venture ceased operations in September 2011.

Cash Equivalents – Cash equivalents consist of cash, demand deposits at other financial institutions, federal funds sold, Federal Reserve Bank balances, money market funds and other short-term investments with original maturities of 90 days or less. Federal funds sold are generally sold for one-day periods, and securities purchased under resell agreements are settled in less than 30 days. Included in cash and due from banks in the Company’s Consolidated Statement of Financial Conditions as of December 31, 2011 and 2010 was $5.7 million and $45.6 million, respectively, of time deposits with other banks. These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.

Investment Securities – Investment securities are classified based on management’s intention on the date of purchase. Debt securities that management has both the intent and ability to hold to maturity are classified as securities held-to-maturity and are stated at cost, net of unamortized premiums and unaccreted discounts.

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

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial instruments and derivatives – All derivatives are recognized in the consolidated statement of financial condition at their fair value with realized and unrealized gains and losses resulting from fair value adjustments recorded in securities activities, net in the consolidated statement of operations. There were $0, $24 thousand and $0 of derivatives outstanding as of December 31, 2011, 2010 and 2009, respectively.

Tax Certificates – Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates are acquired from municipalities generally through public auction. Tax certificates are carried at cost less an allowance for tax certificate losses. Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is aged 24 to 60 months, depending on the municipality, from the acquisition date. At that time, interest ceases to be accrued.

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

Loans – Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, adjusted for actual prepayments.

Allowance for Loan Losses – The allowance for loan losses reflects management’s reasonable estimate of probable credit losses inherent in the loan portfolio based on management’s evaluation of credit risk as of period end. Loans are charged off against the allowance when management believes the loan is not collectible. Recoveries are credited to the allowance.

The allowance consists of two components. The first component of the allowance is for loans that are individually evaluated for impairment. The process for identifying loans to be evaluated individually for impairment is based on management’s identification of criticized loans for commercial real estate, commercial non-real estate and small business loans. The evaluation of commercial real estate, commercial non-real estate and small business loans is part of the on-going monitoring of loan portfolio credit quality and management assigns these loans a risk classification. There are seven risk classifications in the “Pass” loan categories and there are four classifications in the criticized loan categories which are defined based on regulatory guidelines. Management evaluates criticized commercial real estate, commercial non-real estate and small business loans greater than $1.0 million for impairment quarterly. Once an individual loan is found to be impaired, an evaluation is performed to determine if a specific valuation allowance needs to be assigned to the loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured based on the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Loans determined to be collateral dependent are measured based on the fair value of the collateral less costs to sell. Consumer and residential loans past due 120 days or more were also evaluated individually for impairment to determine if a specific valuation allowance needs to be assigned to the loan by comparing the carrying amount to the estimated fair value of the loan’s collateral less cost to sell.

The second component of the allowance is for groups of loans with common characteristics that are evaluated in loan pools to estimate the inherent losses in the portfolio. Management segregates loans into segments with certain common characteristics so as to form a basis for estimating losses as it relates to the segment. The loan portfolio has the following loan segments: residential, consumer, commercial non-real estate, commercial real estate, and small business loans. The loss experience for each loan segment was derived by calculating a charge-off history by loan segment adjusted by an expected recovery rate. Based on the nature of each portfolio, a time frame is selected for the charge-off history in order to estimate the inherent loss in each segment. The loss factor that was calculated from the charge-off history by loan segment is adjusted by considering the following factors: delinquency and charge-off levels and trends, non-accrual levels and trends, lending policy and underwriting procedures, nature and volume of portfolio, economic and business conditions, concentration of credit, quality of loan review system and external factors. Based on an analysis of the above factors, management may adjust the historical loss experience up or down to reflect current conditions that differ from the conditions that existed during the historical loss experience time frame.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual and past due loans – Loans are considered past due if the required principal and interest has not been received based on the contractual terms of the loan. Loans are generally placed on non-accrual status at the earlier of the loan becoming past due 90 days as to either principal or interest or when the borrower has entered bankruptcy proceedings and the loan is delinquent. Commercial and small business loans may be placed on non-accrual status sooner due to material deterioration of conditions surrounding the repayment sources, which could include insufficient borrower capacity to service the debt, significantly delayed property sales or development schedules, declines in the loan-to-value ratio of the loan’s collateral or other factors causing the full payment of the loan’s principal and interest to be in doubt. Accordingly, the Company may place a loan on non-accrual status even when payments of principal or interest are not currently in default. However, exceptions to this policy may occur if there exists well secured collateral and the loan is in the process of collection. When a loan is placed on non-accrual, all accrued interest is reversed against interest income. Interest income is recognized on non-accrual loans on a cash basis. Commercial and small business loans may be restored to accrual status when there has been a satisfactory period of performance and the loan is expected to perform in the future according to its contractual terms. Residential and consumer loans are returned to accrual status when the loan becomes less than 90 days past due. Commercial and small business loans are charged-down if the collection of principal or interest is considered doubtful. Consumer and residential real estate loans that are 120 days past due are charged down or a specific valuation allowance is established based on the collateral’s fair value less estimated selling costs. Consumer non-mortgage loans that are 120 days past due are charged off.

Loans Held for Sale – Loans held for sale are reported at the lower of aggregate cost or estimated fair value. Loan origination fees, and related direct loan origination costs on loans held for sale and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold and included in gains and losses upon sale. Loans are classified as loans held for sale when management originates loans for resale or when management decides to sell loans that were acquired for sale. Transfers of loans from held-for-investment to held-for-sale classification are recorded at the lower of aggregate cost or estimated fair value at the transfer date.

Real Estate Owned (“REO”) – REO is recorded at fair value, less estimated selling costs when acquired and subsequently at the lower of cost or estimated fair value. Impairments required at the time of acquisition are charged to the allowance for loan losses or allowance for tax certificates losses. Expenditures for capital improvements are generally capitalized. Valuation allowance adjustments are made to reflect any subsequent declines in fair values. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations.

Real Estate Held for Sale – Real estate held-for-sale consists of the Company’s investment in land acquired for branch expansion that the Company has committed to sell. Real estate held for sale is stated at the lower of accumulated cost or estimated fair value less cost to sell.

Investments in Unconsolidated Companies – The Company follows the equity method of accounting to record its interests in companies in which it has the ability to significantly influence the decisions of the entity and to record its investment in variable interest entities in which it is not the primary beneficiary. As a result, the Company accounts for its interests in statutory business trusts (utilized in the issuance of trust preferred securities) under the equity method. The statutory business trusts are variable interest entities in which the Company is not the primary beneficiary. Under the equity method, the Company’s initial investment is recorded at cost and is subsequently adjusted to recognize its share of earnings or losses. Distributions received reduce the carrying amount of the investment.

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

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other intangible assets consist of core deposit intangible assets which were initially recorded at fair value and then amortized on an accelerated basis over a useful life of ten years. The accumulated amortization on core deposit intangible assets was $14.8 million at December 31, 2011. Included in other assets in the Company’s Consolidated Statements of Financial Condition was $0.3 million and $1.5 million of core deposit intangible assets as of December 31, 2011 and 2010, respectively.

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

Income Taxes – The Company and its subsidiaries, other than Heartwood Holdings, Inc., a real estate investment trust which was dissolved on December 30, 2011, file a consolidated federal income tax return. The Company and its subsidiaries file separate state income tax returns for each state jurisdiction. The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustments for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the statement of financial condition. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

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

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accounting for Loss Contingencies – Loss contingencies, including those arising from legal actions, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

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

Commercial real estate loans that are not land loans or commercial residential loans are primarily underwritten based on the cash flow of the borrower’s business and secondarily based on the fair value of the underlying collateral. Commercial real estate lending typically involves higher loan balances and the repayment of these loans is generally largely dependent on the operation or sale of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans are adversely affected by downturns in the real estate markets or in the general economy where the property is located. The properties securing the commercial real estate portfolio are primarily located in Florida which increases the Company’s exposure to adverse economic events in Florida. The Company monitors and evaluates commercial real estate loans based on collateral, risk grades and debt service coverage. Commercial land and commercial residential loans, which include builder land loans, land acquisition and development loans and land, acquisition, development and construction loans, are generally loans to developers and builders. These loans are generally underwritten based upon estimates of costs and value associated with the completed project and the repayment of these loans is often dependent on the success of the project. These loans are considered to have higher risks than other commercial real estate loans, as repayment is based on the success of the real estate project as opposed to established cash flows.

The Company’s residential loan portfolio consists primarily of purchased residential first mortgages that were originated by other financial institutions. The Company purchased residential loans located throughout the country. The majority of these residential loans are jumbo residential loans. A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of real estate value declines in the housing markets. Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans results in possible future increases in a borrower’s loan payments when the contractually required repayments change due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses. Real estate values nationwide have significantly declined since these loans were originated, exposing the Company to elevated credit risk in this portfolio.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

New Accounting Pronouncements:

Update Number 2011-12 – Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In this update the FASB deferred only changes in ASU 2011-5 that relate to the presentation of reclassification adjustments. The deferral allows the FASB to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income of the components of net income and other comprehensive income for all periods presented. All other requirements of ASU 2011-5 are not affected by this deferral.

Update Number 2011-11 – Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendment requires entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial condition and instruments and transactions subject to an agreement similar to a master netting arrangement. This amendment includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements. This accounting standard update is effective for annual and interim periods beginning on or after January 1, 2013. The Company believes that this update will not have a material impact on its financial statements.

Update Number 2011-10 – Property, Plant, and Equipment (Topic 360): Derecognition of In-substance Real Estate—a Scope Clarification. Generally, when a reporting entity ceases to have a controlling financial interest in a subsidiary that is in-substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance of Topic 360 to determine whether it should derecognize the in-substance real estate. The reporting entity would continue to include the real estate and debt on its financial statements until legal title to the real estate is transferred to legally satisfy the debt. This accounting standard update is effective for annual and interim periods beginning on or after June 15, 2012. The Company believes that this update will not have a material impact on its financial statements.

Update Number 2011-08 – Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This accounting standard update allows entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this option, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. This accounting standard update is effective for annual and interim goodwill impairment tests performed beginning January 1, 2012. The Company believes that this update will not have a material impact on its financial statements.

Update Number 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update makes available the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The update did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. However, the update eliminated the presentation of other comprehensive income as part of the statement of changes in stockholders’ equity. This update is effective for the first interim period beginning after December 15, 2011, and must be applied retrospectively. The Company believes that the new guidance will not have a material effect on its financial statements.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Update Number 2011-4 – Fair Value Measurement (Topic 820). Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This guidance clarifies the FASB’s intent regarding the highest and best use valuation premise and also provides guidance on measuring the fair value of an instrument classified in shareholders’ equity, the treatment of premiums and discounts in fair value measurements and measuring fair value of financial instruments that are managed within a portfolio. This standard also expands the disclosure requirements related to fair value measurements, including a requirement to disclose valuation processes and sensitivity of the fair value measurements to changes in unobservable inputs for fair value measurements categorized within Level 3 of the fair value hierarchy and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value measurement is required to be disclosed. The effective date of this update is for the first interim period beginning after December 15, 2011, and early application is not permitted. The Company is evaluating the impact of the adoption of this standard.

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

2. Liquidity and Regulatory Considerations

Regulatory Considerations

On February 23, 2011, the Parent Company and BankAtlantic each entered into a Stipulation and Consent to Issuance of Order to Cease and Desist with the Office of Thrift Supervision (“OTS”), the Parent Company’s and BankAtlantic’s primary regulator on that date. The Parent Company and BankAtlantic were historically regulated and subject to regular examination by the Office of Thrift Supervision (“OTS”). Since July 21, 2011, the regulatory oversight of the Parent Company is under the Federal Reserve Bank (“FRB”) and the regulatory oversight of BankAtlantic is under the Office of the Comptroller of the Currency (“OCC”) as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Order to Cease and Desist to which the Parent Company is subject is referred to as the “Company Order,” the Order to Cease and Desist to which BankAtlantic is subject is referred to as the “Bank Order” and the Company Order and Bank Order are referred to collectively as the “Orders.” The OTS issued the Orders due to the Company’s losses over the prior three years, high levels of classified assets and inadequate levels of capital based on BankAtlantic’s risk profile as determined by the OTS following its examination. The Parent Company submitted written plans to the OTS that address, among other things, BankAtlantic’s capital and set forth the Parent Company’s business plan. In addition, under the terms of the Company Order, the Parent Company is prohibited from taking certain actions without receiving the prior written non-objection of the FRB, including, without limitation, declaring or paying any dividends or other capital distributions and incurring certain indebtedness. The Parent Company is also required to ensure BankAtlantic’s compliance with the terms of the Bank Order as well as all applicable laws, rules, regulations and agency guidance.

Pursuant to the terms of the Bank Order, BankAtlantic is required to maintain a tier 1 (core) capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. At December 31, 2011, BankAtlantic had a tier 1 (core) capital ratio of 8.22% and a total risk-based capital ratio of 15.15%. Under the terms of the Bank Order, BankAtlantic has revised certain of its plans, programs and policies and submitted to the OCC certain written plans, including a capital plan, a business plan and a plan to reduce BankAtlantic’s delinquent loans and non-performing assets. If BankAtlantic fails to comply with the capital plan and/or fails to maintain the increased capital ratio requirements, or upon any written request from the OCC, BankAtlantic is required to submit a contingency plan, which must detail actions which BankAtlantic would, in its case, take to either merge with or be acquired by another banking institution. BankAtlantic will not be required to implement such contingency plan until such time as it receives written notification from the OCC to do so. In addition, the Bank Order requires BankAtlantic to limit its asset growth and restricts BankAtlantic from originating or purchasing new commercial real estate loans or entering into certain material agreements, in each case without receiving the prior written non-objection of the OCC. Separately, the OTS confirmed that it has no objection to BankAtlantic originating loans to facilitate the sale of certain assets or the renewal, extension or modification of existing commercial real estate loans, subject in each case to compliance with applicable regulations and bank policies. The Bank Order prohibits the payment of dividends and other distributions without the prior written non-objection of the OCC. The Orders also include certain restrictions on compensation paid to directors and named executive officers of the Parent Company and BankAtlantic, and restrictions on agreements with affiliates.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In response to the higher capital requirements of the Bank Order, in the event the BB&T transaction is not consummated, the Parent Company and BankAtlantic may seek to issue the Company’s Class A Common Stock in public or private offerings, or adopt operating strategies to increase revenues and to reduce non-interest expenses, asset balances and non-performing loans. There can be no assurance that the Parent Company or BankAtlantic will be able to execute these or other strategies in order to maintain BankAtlantic’s minimum regulatory capital levels.

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

Liquidity Considerations

Both the Parent Company and BankAtlantic actively manage liquidity and cash flow needs. The Parent Company had cash of $2.5 million as of December 31, 2011. The Parent Company does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013; however, based on current interest rates, accrued and unpaid interest of approximately $74.4 million would be owed as of December 2013 if interest is deferred until that date. The Parent Company’s operating expenses for the year ended December 31, 2011 were $7.3 million. The Parent Company’s liquidity is dependent on the repayments of loans, sale of loans and real estate, and obtaining funds from external sources. Based on the current and expected liquidity needs and sources, the Company expects to be able to meet its obligations at least through December 31, 2012.

BankAtlantic’s liquidity is dependent, in part, on its ability to maintain or increase deposit levels and the availability of its lines of credit borrowings with the Federal Home Loan Bank (“FHLB”) as well as the Treasury and Federal Reserve lending programs. As of December 31, 2011, BankAtlantic had $770.2 million of cash and short-term investments and approximately $585 million of available unused borrowings, consisting of $545 million of unused FHLB line of credit capacity, $6 million of unpledged securities, and $34 million of available borrowing capacity at the Federal Reserve. BankAtlantic has $613 million of loans pledged against the FHLB unused borrowings and $37 million of securities available for sale pledged against unused Federal Reserve borrowings. However, such available borrowings are subject to regular reviews and may be terminated, suspended or reduced at any time at the discretion of the issuing institution or based on the availability of qualifying collateral. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, adverse litigation or regulatory actions, or deterioration in BankAtlantic’s financial condition may reduce the amounts it is able to borrow, make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, BankAtlantic’s cost of funds could increase and the availability of funding sources could decrease.

3. Assets Held For Sale and Discontinued Operations

In August 2010, BankAtlantic announced that it had decided to focus on its core markets in South Florida and BankAtlantic began seeking a buyer for its 19 branches located in the Tampa, Florida area. In January 2011, BankAtlantic agreed to sell its 19 branches and 2 related facilities in the Tampa area and the associated deposits to an unrelated financial institution and on June 3, 2011, BankAtlantic completed the Tampa branch sale. The purchasing financial institution paid a 10% premium for the deposits plus the net book value of the acquired real estate and substantially all of the fixed assets associated with the branches and facilities. Included in the Company Consolidated Statement of Operations for the year ended December 31, 2011 was a $38.6 million gain on the Tampa branch sale.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summarizes the assets sold, liabilities transferred and cash outflows associated with the branches and facilities sold (in thousands):

000000000
Assets Sold:	Amount
Cash and cash equivalents	$5,850
Property and equipment	28,626

Total assets sold	34,476

Liabilities Transferred:
Deposits	324,320
Other liabilities	183

Total liabilities transferred	324,503

Net liabilities transferred	(290,027)
Gain on sale of Tampa branches	40,615
Transaction costs	(1,993)

Net cash outflows from sale of branches	$(251,405)

The assets and liabilities associated with the Tampa branches as of December 31, 2010 were as follows (in thousands):

000000000
ASSETS
Cash and cash equivalents	$5,850
Office properties and equipment	31,484

Total assets held for sale	$37,334

LIABILITIES
Interest bearing deposits	$255,630
Non-interest bearing deposits	85,516

Total deposits	341,146
Accrued interest payable	87

Total liabilities held for sale	$341,233

On February 28, 2007, the Company sold Ryan Beck to Stifel. The Stifel sales agreement provided for contingent earn-out payments, payable in cash or shares of Stifel common stock, at Stifel’s election, based on (a) defined Ryan Beck private client revenues during the two-year period immediately following the Ryan Beck sale up to a maximum of $40.0 million and (b) defined Ryan Beck investment banking revenues equal to 25% of the amount that such revenues exceeded $25.0 million during each of the two twelve-month periods immediately following the Ryan Beck sale. Included in the Company’s consolidated statement of operations in discontinued operations during the year ended December 31, 2009 was $4.2 of earn-out consideration. The Stifel sales agreement also required the Company to indemnify Stifel for certain losses arising out of activities of Ryan Beck prior to the sale and asserted through August 31, 2009. The Company recognized in its Consolidated Statement of Operations in discontinued operations for each of the years in the two years ended December 31, 2010 $0.5 million of indemnification expenses.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Securities Available for Sale and Derivatives

The following tables summarize securities available for sale (in thousands):

	00000000	00000000	00000000	00000000
	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency securities:
Mortgage-backed securities	$12,533	885	-	13,418
Real estate mortgage investment conduits (1)	30,561	1,129	-	31,690

Total	43,094	2,014	-	45,108

Equity securities	1,260	67	-	1,327

Total	$44,354	2,081	-	46,435

	,00000000	,00000000	,00000000	,00000000
	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency securities:
Mortgage-backed securities	$105,219	6,823	-	112,042
Agency bonds	60,000	143	-	60,143
Real estate mortgage investment conduits (1)	66,034	2,807	-	68,841

Total	231,253	9,773	-	241,026

Investment Securities:
Municipal bonds	162,113	33	23	162,123
Taxable securities	19,936	8	22	19,922
Equity securities	1,260	39	3	1,296

Total investment securities	183,309	80	48	183,341

Derivatives	24	-	-	24

Total	$414,586	9,853	48	424,391

(1)

Real estate mortgage investment conduits (“REMIC”) are pass-through entities that hold residential loans and investors are issued ownership interests in the entities in the form of a bond. The securities were issued by government agencies.

The following table shows the gross unrealized losses and fair value of the Company’s securities available for sale with unrealized losses that are deemed temporary, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	00000000	00000000	00000000	00000000	00000000	00000000
	As of December 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Municipal Bonds	$90,413	(23)	-	-	90,413	(23)
Taxable Securities	15,155	(22)	-	-	15,155	(22)
Equity securities	-	-	7	(3)	7	(3)

Total available for sale securities:	$105,568	(45)	7	(3)	105,575	(48)

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The unrealized losses on municipal bonds and taxable securities outstanding less than 12 months were primarily the result of interest rate changes. The Company received cash proceeds for its entire investment in the bonds and securities upon maturity during 2011.

The unrealized losses on the equity securities at December 31, 2010 are insignificant. Accordingly, the Company did not consider these investments other-than-temporarily impaired at December 31, 2010.

The scheduled maturities of debt securities available for sale were (in thousands):

	Debt Securities Available for Sale
December 31, 2011 (1) (2)	Amortized Cost	Estimated Fair Value
Due within one year	$249	249
Due after one year, but within five years	113	115
Due after five years, but within ten years	12,913	13,542
Due after ten years	29,819	31,202

Total	$43,094	45,108

(1)	Scheduled maturities in the above table may vary significantly from actual maturities due to prepayments.
(2)	Scheduled maturities are based upon contractual maturities.

Included in securities activities, net were (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Gross gains on securities sales	$6,960	3,140	11,238

Gross losses on securities sales	$-	-	-

Proceed from sales of securities	$90,980	58,846	303,825

Other-than-temporary impairments	$(1,500)	-	(1,587)

Management reviews its securities portfolio for other-than-temporary declines in value quarterly. As a consequence of the review during the year ended December 31, 2011 and 2009, the Company recognized a $1.5 million and $1.6 million other-than-temporary decline in value related to an equity investment in an unrelated financial institution. The impairment was recognized in the Company’s Consolidated Statement of Operations in securities activities, net.

The change in net unrealized holding gains or losses on securities available for sale, included as a separate component of stockholders’ equity, was as follows (in thousands):

	For The Years Ended December 31,
	2011	2010	2009
Net change in other comprehensive income on securities available for sale	$(7,722)	(2,278)	100
Change in deferred tax provision (benefit) on net unrealized gains (losses) on securities available for sale	-	39	-

Change in stockholders’ equity from net unrealized (gains) losses on securities available for sale	$(7,722)	(2,239)	100

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivatives

During 2010, BankAtlantic expanded its cruise ship automated teller machine (“ATM”) operations and began dispensing foreign currency from certain ATMs on cruise ships. At December 31, 2011 and 2010, BankAtlantic had $2.3 million and $6.7 million of foreign currency in cruise ship ATMs, respectively. Included in other income in the Company’s Consolidated Statement of Operations during the year ended December 31, 2011 was an $18 thousand foreign currency exchange loss compared to a $0.1 million foreign currency exchange gain during the year ended December 31, 2010. BankAtlantic purchased foreign currency put options as an economic hedge for the foreign currency in its cruise ship ATMs during the year ended December 31, 2010. BankAtlantic did not hedge its foreign currency in its cruise ship ATM’s during the year ended December 31, 2011 and had no put options outstanding as of December 31, 2011. The terms of the put options and the fair value as of December 31, 2010 were as follows (in thousands, except strike price):

Contract Amount	Expiration Date	Strike Price	Premium	Fair Value
€400	Jan-11	1.34	28	8
400	Apr-11	1.34	31	16

€800			$59	24

Included in securities activities, net in the Company’s statement of operations were $24 thousand and $0.3 million of net losses associated with put options for the years ended December 31, 2011 and 2010, respectively.

5. Tax Certificates

The following table summarizes tax certificates (in thousands):

	As of December 31, 2011		As of December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Tax certificates (1)
Net of allowance of $7,488 and $8,811, respectively	$46,488	45,562	89,789	90,738

(1)

The estimated fair value was calculated at December 31, 2011 and 2010 using an expected cash flow model discounted at an interest rate that takes into account the risk of the cash flows of tax certificates relative to alternative investments.

Included in tax certificates were $3.1 million and $3.6 million of non-accrual tax certificates as of December 31, 2011 and 2010, respectively.

Activity in the allowance for tax certificate losses was (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Balance, beginning of period	$8,811	6,781	6,064

Charge-offs	(5,019)	(2,997)	(2,965)
Recoveries	913	475	294

Net charge-offs	(4,108)	(2,522)	(2,671)
Provision charged to non-interest expense	2,783	4,552	3,388

Balance, end of period	$7,488	8,811	6,781

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Loans Receivable and Loans Held for Sale

The loan portfolio consisted of the following components (in thousands):

	December 31, 2011	December 31, 2010
Commercial non-real estate	$118,145	135,588
Commercial real estate:
Residential	104,593	133,155
Land	24,202	58,040
Owner occupied	86,809	111,097
Other	464,902	592,538
Small Business:
Real estate	184,919	203,479
Non-real estate	99,835	99,190
Consumer:
Consumer - home equity	545,908	604,228
Consumer other	10,704	16,068
Deposit overdrafts	1,971	3,091
Residential:
Residential - interest only	375,498	550,246
Residential - amortizing	558,026	671,948

Total gross loans	2,575,512	3,178,668

Adjustments:
Premiums, discounts and net deferred fees	2,578	1,650
Allowance for loan losses	(129,887)	(162,139)

Loans receivable -- net	$2,448,203	3,018,179

Loans held for sale	$55,601	29,765

BankAtlantic’s loan portfolio had the following geographic concentrations based on outstanding loan balances at December 31, 2011:

Florida	66%
Eastern U.S.A.	18%
Western U.S.A.	13%
Central U.S.A	3%

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

Residential – represents loans secured by one to four dwelling units. This loan segment is further divided into interest only loans and amortizing loans. Interest-only residential loans require the borrower to make monthly payments of interest-only for a fixed period of time and become fully amortizing thereafter. Amortizing residential loans require the borrower to make monthly principal and interest payments through maturity.

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

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Consumer loans - consists of loans to individuals originated through the Company’s retail network. The majority of consumer loans are home equity lines of credit secured primarily by a second mortgage or less frequently by a first mortgage on the primary residence of the borrower, substantially all of which is located in Florida.

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

Loans held-for-sale - Loans held-for-sale as of December 31, 2011 consisted of $35.8 million of commercial real estate loans and $19.8 million of residential loans. The Company transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future. Residential loans originated for sale as of December 31, 2011 and 2010 were loans originated through the assistance of an independent mortgage company. The mortgage company provides processing and closing assistance to BankAtlantic. Pursuant to an agreement, this mortgage company purchases the loans from BankAtlantic within a defined period of time after the date of funding. BankAtlantic earns the interest income during the period of ownership. The sales price is negotiated quarterly for all loans sold during the quarter based on originated loan balance. BankAtlantic recognized $2.1 million, $0.4 million and $0.5 million of gains on the sale of loans held-for-sale for the years ended December 31, 2011, 2010 and 2009, respectively.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The recorded investment in non-accrual loans receivable and loans held for sale as of December 31, 2011 and 2010 was (in thousands):

Loan Class	December 31, 2011	December 31, 2010
Commercial non-real estate	$19,172	17,659
Commercial real estate:
Residential	71,719	95,482
Land	14,839	27,260
Owner occupied	4,168	4,870
Other	123,396	128,658
Small business:
Real estate	10,265	8,928
Non-real estate	1,751	1,951
Consumer	14,134	14,120
Residential:
Interest only	33,202	38,900
Amortizing	52,653	47,639

Total nonaccrual loans	$345,299	385,467

An analysis of the age of the recorded investment in loans receivable and loans held for sale as of December 31, 2011 and 2010 that were past due is as follows (in thousands):

December 31, 2011	31-59 Days Past Due	60-89 Days Past Due	90 Days or More (1)	Total Past Due	Current	Total Loans Receivable

Commercial non-real estate	$-	2,248	13,292	15,540	102,605	118,145
Commercial real estate:
Residential	-	-	44,633	44,633	64,134	108,767
Land	681	-	14,839	15,520	18,070	33,590
Owner occupied	2,008	-	4,031	6,039	82,102	88,141
Other	-	5,467	47,841	53,308	431,399	484,707
Small business:
Real estate	2,089	372	9,449	11,910	173,009	184,919
Non-real estate	-	462	76	538	99,187	99,725
Consumer	5,339	3,996	14,134	23,469	538,569	562,038
Residential:
Residential-interest only	2,656	3,488	32,317	38,461	343,958	382,419
Residential-amortizing	3,968	4,513	48,189	56,670	514,570	571,240

Total	$16,741	20,546	228,801	266,088	2,367,603	2,633,691

(1)	Included in the above table was one $80,000 commercial loan that was past due greater than 90 days and still accruing.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2010	31-59 Days Past Due	60-89 Days Past Due	90 Days or More (1)	Total Past Due	Current	Total Loans

Commercial non-real estate	$—	—	13,498	13,498	122,090	135,588
Commercial real estate:
Residential	4,700	—	53,791	58,491	84,325	142,816
Land	—	—	23,803	23,803	34,237	58,040
Owner occupied	—	—	3,862	3,862	107,235	111,097
Other	—	6,043	54,940	60,983	551,472	612,455
Small business:
Real estate	1,530	2,059	6,670	10,259	193,220	203,479
Non-real estate	—	67	25	92	99,098	99,190
Consumer	6,396	6,009	14,120	26,525	596,862	623,387
Residential:
Interest only	4,907	6,164	38,900	49,971	500,275	550,246
Amortizing	6,091	5,926	47,487	59,504	614,281	673,785

Total	$23,624	26,268	257,096	306,988	2,903,095	3,210,083

(1)	The Company had no loans past due greater than 90 days and still accruing as of December 31, 2010.

The activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011 was as follows (in thousands):

	Commercial Non-Real Estate	Commercial Real Estate	Small Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$10,786	83,859	11,514	32,043	23,937	162,139
Charge-off :	(8,205)	(43,266)	(8,083)	(26,894)	(25,301)	(111,749)
Recoveries :	1,140	1,272	1,090	2,308	2,049	7,859
Provision :	12,686	25,189	2,647	15,097	16,019	71,638

Ending balance	$16,407	67,054	7,168	22,554	16,704	129,887

Ending balance individually evaluated for impairment	$15,408	52,561	761	1,071	6,867	76,668
Ending balance collectively evaluated for impairment	999	14,493	6,407	21,483	9,837	53,219

Total	$16,407	67,054	7,168	22,554	16,704	129,887

Loans receivable:
Ending balance individually evaluated for impairment	$22,888	269,753	1,578	11,220	65,488	370,927
Ending balance collectively evaluated for impairment	$95,257	410,753	283,176	547,363	868,036	2,204,585

Total	$118,145	680,506	284,754	558,583	933,524	2,575,512

Purchases of loans	$—	—	—	—	15,259	15,259

Proceeds from loan sales	$—	35,415	—	—	19,495	54,910

Transfer to held for sale	$—	53,380	—	—	25,072	78,452

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010 was as follows (in thousands):

	Commercial Non-Real Estate	Commercial Real Estate	Small Business	Consumer	Residential	Total

Allowance for Loan Losses:
Beginning balance	$4,515	105,288	7,998	42,417	27,000	187,218
Charge-off :	(996)	(107,994)	(7,873)	(39,483)	(18,305)	(174,651)
Recoveries :	716	1,661	626	1,042	1,166	5,211
Provision :	6,551	84,904	10,763	28,067	14,076	144,361

Ending balance	$10,786	83,859	11,514	32,043	23,937	162,139

Ending balance individually evaluated for impairment	$9,020	62,985	2,936	1,791	12,034	88,766
Ending balance collectively evaluated for impairment	1,766	20,874	8,578	30,252	11,903	73,373

Total	$10,786	83,859	11,514	32,043	23,937	162,139

Loans receivable:
Ending balance individually evaluated for impairment	$16,667	342,806	12,763	23,905	88,210	484,351
Ending balance collectively evaluated for impairment	$118,921	552,025	289,906	599,482	1,133,983	2,694,317

Total	$135,588	894,831	302,669	623,387	1,222,193	3,178,668

Purchases of loans	$-	-	-	-	6,511	6,511

Proceeds from loan sales	$-	59,697	-	-	52,678	112,375

Transfer to held for sale	$-	27,928	-	-	-	27,928

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Activity in the allowance for loan losses for the year ended December 31, 2009 was as follows (in thousands):

For Year Ended December 31, 2009
Balance, beginning of period	$137,257
Loans charged-off	(185,890)
Loan recoveries	3,193

Net charge-offs	(182,697)
Provision for loan losses	232,658

Balance, end of period	$187,218

Impaired Loans — Loans are considered impaired when, based on current information and events, the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement. Impairment is evaluated based on past due status for consumer and residential loans. Impairment is evaluated based on the Company’s on-going credit monitoring process for commercial and small business loans which results in the evaluation for impairment of all substandard loans. Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business. If a loan is impaired, a specific valuation allowance is established, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or at the fair value of collateral if the loan is collateral dependent. BankAtlantic generally measures commercial and small business loans for impairment using the fair value of collateral less cost to sell method. Interest payments on impaired loans for all loan classes are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when and to the extent deemed uncollectible. Impaired loans (including loans held for sale) as of December 31, 2011 and 2010 were as follows (in thousands):

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	As of December 31, 2011			As of December 31, 2010
	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance	Recorded Investment (1)	Unpaid Principal Balance	Related Allowance

With a related allowance recorded:
Commercial non-real estate	$17,792	17,792	15,408	16,809	16,809	9,850
Commercial real estate:
Residential	64,841	70,780	20,986	81,731	87,739	21,298
Land	5,451	5,451	1,765	15,209	15,209	8,156
Owner occupied	1,715	1,715	100	1,695	1,695	335
Other	130,771	149,742	29,731	95,693	96,873	33,197
Small business:
Real estate	6,499	6,499	85	2,602	2,602	1,733
Non-real estate	1,339	1,339	776	1,779	1,779	1,203
Consumer	15,951	17,502	1,454	3,729	5,029	1,791
Residential:
Residential-interest only	15,441	20,667	2,982	31,805	39,451	6,741
Residential-amortizing	20,554	24,545	3,960	24,619	28,712	5,293

Total with allowance recorded	$280,354	316,032	77,247	275,671	295,898	89,597

With no related allowance recorded:
Commercial non-real estate	$5,922	5,922	-	1,497	1,497	-
Commercial real estate:
Residential	26,735	71,759	-	44,835	116,092	-
Land	9,388	30,314	-	14,039	43,846	-
Owner occupied	3,882	4,872	-	3,922	3,922	-
Other	63,024	86,052	-	81,370	97,203	-
Small business:
Real estate	10,265	12,007	-	15,727	16,499	-
Non-real estate	792	1,107	-	172	197	-
Consumer	9,719	13,246	-	23,029	27,146	-
Residential:
Residential-interest only	17,761	28,042	-	7,427	10,078	-
Residential-amortizing	34,494	45,680	-	25,664	31,797	-

Total with no allowance recorded	$181,982	299,001	-	217,682	348,277	-

Commercial non-real estate	$23,714	23,714	15,408	18,306	18,306	9,850
Commercial real estate	305,807	420,685	52,582	338,494	462,579	62,986
Small business	18,895	20,952	861	20,280	21,077	2,936
Consumer	25,670	30,748	1,454	26,758	32,175	1,791
Residential	88,250	118,934	6,942	89,515	110,038	12,034

Total	$462,336	615,033	77,247	493,353	644,175	89,597

(1)	Recorded investment is defined as unpaid principal balance less charge downs.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Average recorded investment and interest income recognized on impaired loans were (in thousands):

	For the Year Ended December 31, 2011		For the Year Ended December 31, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized

With an allowance recorded:
Commercial non-real estate	$16,364	246	14,850	-
Commercial real estate:
Residential	79,833	1,983	86,868	778
Land	5,155	-	21,010	18
Owner occupied	1,943	-	5,366	-
Other	108,244	2,029	96,800	-
Small business:
Real estate	7,443	-	2,838	21
Non-real estate	1,644	-	2,015	-
Consumer	17,203	-	4,665	-
Residential:
Residential-interest only	14,513	-	24,327	17
Residential-amortizing	16,877	-	16,525	34

Total with allowance recorded	$269,219	4,258	275,264	868

With no related allowance recorded:
Commercial non-real estate	$8,623	33	4,799	15
Commercial real estate:
Residential	23,457	41	42,295	267
Land	13,395	-	25,847	19
Owner occupied	4,914	76	3,878	56
Other	76,050	1,404	55,311	1,446
Small business:
Real estate	9,800	383	14,722	673
Non-real estate	630	41	358	-
Consumer	9,678	391	22,487	624
Residential:
Residential-interest only	20,206	-	16,694	-
Residential-amortizing	33,647	107	26,950	116

Total with no allowance recorded	$200,400	2,476	213,341	3,216

Commercial non-real estate	$24,987	279	19,649	15
Commercial real estate	312,991	5,533	337,375	2,584
Small business	19,517	424	19,933	694
Consumer	26,881	391	27,152	624
Residential	85,243	107	84,496	167

Total	$469,619	6,734	488,605	4,084

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summarizes impaired loans (in thousands):

	As of December 31, 2009
	Gross Recorded Investment	Specific Allowances

Impaired loans with specific valuation allowances	$249,477	70,485
Impaired loans without specific valuation allowances	196,018	-

Total	$445,495	70,485

Impaired loans without specific valuation allowances represent loans that were charged-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the recorded investment in the loan, loans in which the present value of expected cash flows discounted at the loan’s effective interest rate was equal to or greater than the carrying value of the loan, or large groups of smaller-balance homogeneous loans that are collectively measured for impairment.

The Company continuously monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan becomes adversely classified and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in commercial real estate impaired loans as of December 31, 2011 was $241.3 million of collateral dependent loans, of which $107.1 million were measured for impairment using current appraisals and $134.2 million were measured by adjusting appraisals to reflect changes in market conditions subsequent to the appraisal date. Appraised values were adjusted down by an aggregate amount of $3.0 million to reflect current market conditions on 11 loans due to estimated property value declines since the last appraisal dates.

As of December 31, 2009, impaired loans with specific valuation allowances had been previously charged down by $38.6 million and impaired loans without specific valuation allowances had been previously charged down by $34.1 million.

The average gross recorded investment in impaired loans was $416.5 million during the year ended December 31, 2009.

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

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table presents risk grades for commercial and small business loans (including loans held for sale) as of December 31, 2011 (in thousands):

	Commercial Non Real Estate	Commercial Residential	Commercial Land	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Small Business Real Estate	Small Business Non-Real Estate

Risk Grade:
Grades 1 to 7	$71,798	16,085	18,752	82,251	250,238	157,237	85,942
Grade 10	6,021	1,375	—	—	50,208	2,837	4,306
Grade 11	40,326	91,307	14,838	5,890	184,261	24,845	9,477

Total (1)	$118,145	108,767	33,590	88,141	484,707	184,919	99,725

The following table presents risk grades for commercial and small business loans (including loans held for sale) as of December 31, 2010 (in thousands):

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

(1) There were no 12 or 13 risk grade loans as of December 31, 2011 or 2010.

The Company monitors the credit quality of residential loans through loan-to-value ratios of the underlying collateral. Elevated loan-to-value ratios indicate increased credit losses upon default which results in higher loan portfolio credit risk.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The loan to value ratios of the Company’s residential loans (including loans held for sale) were as follows (in thousands):

	As of December 31, 2011 (1)		As of December 31, 2010 (2)
Loan-to-value ratios	Residential Interest Only	Residential Amortizing	Residential Interest Only	Residential Amortizing
Ratios not available (3)	$124,868	304,372	59,520	185,610
=<60%	20,314	68,817	47,605	145,075
60.1% - 70%	10,316	30,033	33,005	49,732
70.1% - 80%	24,784	32,271	37,808	48,586
80.1% - 90%	27,622	27,523	47,574	47,039
>90.1%	174,515	108,224	324,734	197,743

Total	$382,419	571,240	550,246	673,785

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 based on automated valuation models.

(2)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the first quarter of 2010 based on automated valuation models.

(3)

Ratios not available consisted of property addresses not in the automated valuation database, and $78.8 million and $78.0 million as of December 31, 2011 and 2010, respectively, of loans originated under the community reinvestment act program that are not monitored based on loan-to-value.

The Company monitors the credit quality of its consumer loans secured by real estate portfolio based on loan to value ratios at origination. The Company’s experience indicates that default rates are significantly lower with loans that have lower loan to value ratios at origination.

The loan to value ratios at loan origination of the Company’s consumer loans secured by real estate as of December 31, 2011 and 2010 were as follows (in thousands):

	Consumer Home Equity
Loan-to-value ratios	December 31, 2011	December 31, 2010
<70%	$334,050	363,653
70.1% - 80%	97,516	106,180
80.1% - 90%	62,674	72,529
90.1% -100%	40,327	48,537
>100%	11,341	13,329

Total	$545,908	604,228

The Company monitors the credit quality of its consumer non-real estate loans based on loan delinquencies.

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, extending loan maturities, deferring loan payments until the loan maturity date and other actions intended to minimize potential losses. The majority of concessions for consumer loans were changing monthly payments from interest and principal payments to interest only payments as well as deferring monthly loan payments until the loan maturity date. Commercial real estate and non-real estate loan concessions were primarily below market interest rates based on the risk profile of the loan and extensions of maturity dates. Residential and small business loan concessions were mainly reductions of monthly payments by extending the amortization period and/or deferring monthly payments.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There was no financial statement effect of consumer and residential troubled debt restructured loans as the affected loans were generally on non-accrual status and measured for impairment before the restructuring. The financial statement effects of commercial and small business troubled debt restructured loans was the establishment of specific valuation allowances, if any, from the general allowance for those loans that were not already put on nonaccrual status. There was an impact to the allowance for loan losses as a result of the concessions made, which generally results in the expectation of slower future cash flows.

Effective July 1, 2011, the Company adopted the provisions of Accounting Standards Update (“ASU”) No. 2011-02, and reassessed all loan modifications effected since January 1, 2011 for identification of troubled debt restructurings under the new guidance. This reassessment did not result in any additional loans identified as troubled debt restructurings during the year ended December 31, 2011.

Troubled debt restructurings for the year ended December 31, 2011 were as follows (dollars in thousands):

	For the Year Ended December 31, 2011
	Number	Recorded Investment
Troubled Debt Restructurings
Commercial non-real estate	9	$8,225
Commercial real estate:
Residential	6	30,801
Land	-	-
Owner occupied	1	688
Other	9	52,267
Small business:
Real estate	5	1,905
Non-real estate	-	-
Consumer	10	742
Residential:
Residential-interest only	1	549
Residential-amortizing	22	3,567

Total Troubled Debt Restructured	63	$98,744

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table represents the recorded investment of loans that were modified in troubled debt restructurings beginning January 1, 2010 and experienced a payment default during the year ended December 31, 2011 (dollars in thousands).

	For the Year Ended December 31, 2011
	Number	Recorded Investment (1)
Troubled Debt Restructurings which
have subsequently defaulted:
Commercial non-real estate	3	$2,209
Commercial real estate:
Residential	2	6,880
Land	3	5,451
Owner occupied	3	1,475
Other	3	11,904
Small business:
Real estate	4	981
Non-real estate	-	-
Consumer	7	527
Residential:
Residential-interest only	1	547
Residential-amortizing	6	1,115

Total Troubled Debt Restructured	32	$31,089

(1) For the twelve months ended December 31, 2011 the table represents defaults on loans that were first modified between January 1, 2010 and December 31, 2011

Non-performing assets consist of non-accrual loans, non-accrual tax certificates, and real estate owned. Non-accrual loans are loans on which interest recognition has been suspended because of doubts regarding the borrower’s ability to repay principal or interest. Non-accrual tax certificates are tax deeds or certificates in which interest recognition has been suspended due to the aging of the certificate or deed.

Non-performing assets (in thousands):

	As of December 31,
	2011	2010	2009
Non-accrual -tax certificates	$3,094	3,636	2,161

Non-accrual – loans
Residential	85,855	86,538	76,401
Commercial real estate and business	233,293	273,930	230,827
Small business	12,016	10,879	9,338
Consumer	14,134	14,120	14,451

Total non-accrual loans	345,298	385,467	331,017
Real estate owned	87,174	74,488	46,467
Other repossessed assets	-	-	10

Total non-performing assets	$435,566	463,591	379,655

(1) Included in non-accrual loans at December 31, 2011, 2010 and 2009 were $124.8 million, $145.3 million and $45.7 million, respectively, of troubled debt restructured loans.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accruing impaired loans (in thousands):

	As of December 31,
	2011	2010	2009
Performing impaired loans	$-	11,880	6,150
Loans 90 days past due and still accruing	80	-	9,960
Troubled debt restructured	116,954	96,006	107,642

Total accruing impaired loans	$117,034	107,886	123,752

Performing impaired loans represent loans where the Company anticipates collecting all of the principal and interest on the loans but where the timing of the payments may not be in accordance with the contractual terms of the loan agreement. Loans 90 days past due and still accruing are primarily loans that matured and are in the process of renewal, where the borrower continues to make payments under the matured loan agreement or the loan has collateral sufficient in management’s judgment to prevent a loss to the Company. Troubled debt restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. Generally, the concessions made to borrowers experiencing financial difficulties include the reduction of the loan’s contractual interest rate, conversion of amortizing loans to interest only payments or the deferral of interest payments to the maturity date of the loan. The Company had commitments to lend $5.0 million of additional funds on non-performing and accruing impaired loans as of December 31, 2011.

Foreclosed asset activity in non-interest expense includes the following (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Real estate acquired in settlement of loans and tax certificates:
Operating expenses, net	$3,432	$1,927	$1,355
Impairment of REO	14,215	6,830	4,124
Net (gains) losses on sales	(4,339)	378	(341)

Net real estate owned losses	$13,308	$9,135	$5,138

7. Real Estate Held for Development and Sale

Real estate held for sale as of December 31, 2011 and 2010 consisted of $3.9 million and $5.4 million of land and facilities acquired by BankAtlantic for its former store expansion program. During the years ended December 31, 2011, 2010 and 2009 the Company realized $0.6 million, $2.6 million and $1.2 million, respectively, of impairments associated with these assets.

During the year ended December 31, 2010, BankAtlantic sold a real estate project and recognized a $1.2 million loss. During the year ended December 31, 2009, BankAtlantic recognized $3.9 million of impairments associated with this real estate project.

8. Investments in Unconsolidated Companies

The Consolidated Statements of Financial Condition include investments in unconsolidated statutory business trusts of $10.1 million and $10.4 million as of December 31, 2011 and 2010, respectively. The statutory business trusts were formed for the purpose of issuing Trust Preferred Securities and investing the proceeds thereof in junior subordinated debentures of the Parent Company.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Consolidated Statements of Operations include the following amounts in income from unconsolidated companies (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Equity in factoring joint venture earnings	$-	-	479
Earnings in statutory business trusts’ earnings	(255)	1,054	487

Income from unconsolidated companies	$(255)	1,054	966

During the year ended December 31, 2007, BankAtlantic invested in a joint venture involved in the factoring of accounts receivable. While BankAtlantic owned 50% of the entity, the maximum exposure to BankAtlantic from this investment was $10 million and under prior accounting guidance BankAtlantic was not considered the primary beneficiary. Accordingly, the factoring joint venture was presented under the equity method of accounting as a variable interest entity for the year ended December 31, 2009 in the Company’s consolidated financial statements. The factoring joint venture was consolidated in the Company’s consolidated financial statements for the years ended December 31, 2011 and 2010 upon the implementation of new accounting guidance effective January 1, 2010. Based on the new accounting guidance, BankAtlantic was considered the primary beneficiary as it was deemed to have the power to direct the activities of the factoring joint venture and had the obligation to absorb the majority of the entity’s losses. During the year ended December 31, 2011 the factoring joint venture ceased operations. Included in the provision for loan losses during the year ended December 31, 2011 was $7.4 million of charge-offs associated with the factoring joint venture.

Dividends received from the factoring joint venture were $0.5 million and $0.8 million for the years ended December 31, 2011 and 2010 respectively.

The statutory business trusts’ condensed combined Statements of Financial Condition as of December 31, 2011 and 2010 and condensed combined Statements of Operations for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	As of December 31,
Statement of Financial Condition	2011	2010
Junior subordinated debentures	$337,114	322,385
Other assets	635	587

Total Assets	$337,749	322,972

Trust preferred securities	$327,008	312,024
Other liabilities	635	587

Total Liabilities	327,643	312,611
Common securities	10,106	10,361

Total Liabilities and Equity	$337,749	322,972

	For the Years Ended December 31,
Statement of Operations	2011	2010	2009
Interest income from junior subordinated debentures	$14,776	14,080	14,669
Interest expense	(15,031)	(13,026)	(14,182)

Net income	$(255)	1,054	487

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Office Properties and Equipment

Office properties and equipment was comprised of (in thousands):

	As of December 31,
	2011	2010
Land	$42,258	42,979
Buildings and improvements	126,128	126,207
Furniture and equipment	80,468	80,381

Total	248,854	249,567
Less accumulated depreciation	109,689	98,153

Office properties and equipment - net	$139,165	151,414

Included in occupancy and equipment expense on the Company’s Consolidated Statement of Operations was $13.0 million, $16.2 million and $18.2 million of depreciation expense for the years ended December 31, 2011, 2010 and 2009, respectively. Included in furniture and equipment at December 31, 2011 and 2010 was $1.2 million and $1.9 million, respectively, of unamortized software costs. Included in depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $1.2 million, $1.8 million and $2.4 million, respectively, of software cost amortization.

10. Goodwill

The Company recognized goodwill associated with the acquisition of financial institutions in prior periods. The change in goodwill by reporting unit is as follows (in thousands):

	Commercial Lending	Community Banking	Capital Services	Tax Certificates	Investments	Total

Balance as of December 31, 2008	$-	-	13,081	4,662	4,462	22,205
Impairment recognized	-	-	-	(4,662)	(4,462)	(9,124)

Balance as of December 31, 2009	-	-	13,081	-	-	13,081
Impairment recognized	-	-	-	-	-	-

Balance as of December 31, 2010	-	-	13,081	-	-	13,081
Impairment recognized	-	-	-	-	-	-

Balance as of December 31, 2011	$-	-	13,081	-	-	13,081

The Company tests goodwill for potential impairment annually or during interim periods if impairment indicators exist. Goodwill of $13.1 million included in the Company’s Consolidated Statement of Financial Condition as of December 31, 2011 and 2010 associated with BankAtlantic’s capital services reporting unit was tested for potential impairment on September 30, 2011 and 2010 (our annual testing date) and was determined not to be impaired. As of September 30, 2011, the estimated fair value of the Company’s capital services reporting unit exceeded the estimated fair value of the underlying assets by $30.1 million.

In response to deteriorating economic and real estate market conditions and the effects that the external environment had on BankAtlantic’s business units, BankAtlantic, in the first quarter of 2009, continued to reduce its asset balances and borrowings with a view toward improving its regulatory capital ratios and revised its projected operating results to reflect a

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

smaller organization in subsequent periods. Additionally, BankAtlantic Bancorp’s market capitalization continued to decline as the average closing price of the Company’s Class A common stock on the New York Stock Exchange for the month of March 2009 was $7.85 compared to $21.15 for the month of December 2008, a decline of 63%. Management believed that the foregoing factors indicated that the fair value of its reporting units might have declined below their carrying amounts, and, accordingly, an interim goodwill impairment test was performed as of March 31, 2009. Based on the results of the interim goodwill impairment evaluation, the Company recorded an impairment charge of $9.1 million during the three months ended March 31, 2009. The entire amount of goodwill relating to the Company’s tax certificate ($4.7 million) and investment ($4.5 million) reporting units was determined to be impaired. Goodwill of $13.1 million associated with the Company’s capital services reporting unit was determined not to be impaired.

The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including the Company’s interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. Due to the uncertainties associated with such evaluations, actual results could differ materially from such estimates.

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

11. Income Taxes

The benefit for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Continuing operations:
Current:
Federal	$(298)	127	(31,719)
State	-	-	-

	(298)	127	(31,719)

Deferred:
Federal	-	(1,939)	-
State	-	(322)	-

	-	(2,261)	-

Benefit for income taxes	$(298)	(2,134)	(31,719)

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s actual benefit for income taxes from continuing operations differs from the Federal expected income tax benefit as follows (in thousands):

	For the Years Ended December 31,
	2011		2010		2009
Income tax benefit at expected federal income tax rate of 35%	$(10,164)	(35.00)%	(50,709)	(35.00)	(77,434)	(35.00)
Increase (decrease) resulting from:
Tax-exempt income	(259)	(0.89)	(160)	(0.11)	(3)	(0.00)
Benefit for state taxes net of federal benefit	(1,634)	(5.63)	(5,961)	(4.11)	(8,295)	(3.75)
Tax credits recapture (credits)	84	0.29	127	0.09	(148)	(0.07)
Goodwill impairment	-	-	-	-	3,193	1.44
Federal tax valuation allowance	9,370	32.27	45,634	31.50	33,442	15.12
State tax valuation allowance	2,514	8.66	8,845	6.10	17,102	7.73
Other – net	(209)	(0.72)	90	0.06	424	0.19

Benefit for income taxes	$(298)	(1.02)%	(2,134)	(1.47)	(31,719)	(14.34)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	For the Years Ended December 31,
Deferred tax assets:	2011	2010	2009
Allowance for loans, REO, tax certificate losses and write-downs, for financial statement purposes	$48,253	49,746	66,846
Federal and State NOL and tax credit carry-forward	152,438	138,297	68,631
Real estate held for sale capitalized costs for tax purposes in excess of amounts capitalized for financial statement purposes	4,908	2,793	2,484
Accumulated other comprehensive income	4,731	1,760	920
Share based compensation	2,327	2,204	1,770
Purchase accounting adjustments for bank acquisitions	962	507	-
Other	4,056	5,045	3,256

Total gross deferred tax assets	217,675	200,352	143,907
Less valuation allowance	(211,326)	(196,471)	(138,892)

Total deferred tax assets	6,349	3,881	5,015

Deferred tax Liabilities:
Deferred loan income	1,720	1,674	1,188
Prepaid pension expense	4,617	1,630	1,852
Other	12	577	1,975

Total gross deferred tax liabilities	6,349	3,881	5,015

Net deferred tax asset	-	-	-
Less net deferred tax asset at beginning of period	-	-	-
Reduction in deferred tax valuation allowance for continuing operations	-	2,261	-
Decrease in accumulated other comprehensive income	-	-	-

Provision for deferred income taxes	-	2,261	-
Benefit for deferred income taxes - discontinued operations	-	-	-

Provision for deferred income taxes - continuing operations	$-	2,261	-

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Activity in the deferred tax valuation allowance was (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Balance, beginning of period	$196,471	138,892	90,333
Other comprehensive income (loss)	2,971	3,100	(1,985)
Increase in State NOL	2,514	8,845	17,102
Increase in Federal NOL	9,370	45,634	33,442

Balance, end of period	$211,326	196,471	138,892

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

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In its evaluation, management considers taxable loss carry-back availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluation, a deferred tax valuation allowance of $211.3 million, $196.5 million and $138.9 million was maintained against its net deferred tax assets as of December 31, 2011, 2010 and 2009, respectively. The Company’s deferred tax assets for which it has not established a valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences. The majority of the benefits of the Company’s net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income. The Company’s deferred tax asset valuation allowance would be reversed if and when it becomes more likely than not that the Company will generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

In November 2009, the “Workers, Homeownership, and Business Assistance Act of 2009” was enacted extending the net operating loss (“NOL”) carry-back period from two years to up to five years for the 2008 or the 2009 tax years. Included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2009 was a $31.8 million benefit for income taxes resulting from the Company’s election to carry-back its 2009 taxable loss for five years.

Included in the Company’s deferred tax assets as of December 31, 2011 was $356.0 million federal income tax NOL carry-forwards of which $69.6 million expire in 2028, $67.3 million expire in 2029, $167.7 million expire in 2030 and $51.4 million expire in 2031. The Company’s federal tax credit carry-forwards were $2.1 million at December 31, 2011 and expire from 2025 to 2029.

The Company and its subsidiaries file a consolidated federal income tax return but separate state income tax returns. The Company’s state NOL carry-forwards were $780.5 million as of December 31, 2011 and expire from 2016 through 2031.

The Company’s income tax returns for all years subsequent to the 2004 tax year are subject to examination. Various state jurisdiction tax years remain open to examination. There were no income tax filings under examination as of December 31, 2011.

Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2011, the Company had $21.5 million of excess allowance for bad debts for which no provision for income tax has been provided. If, in the future, this portion of retained earnings is distributed, or BankAtlantic no longer qualifies as a bank for tax purposes, federal income tax of $7.5 million would be realized.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Deposits

The weighted average nominal interest rate payable on deposit accounts at December 31, 2011 and 2010 was 0.41% and 0.64%, respectively. The stated rates and balances on deposits were (dollars in thousands):

	As of December 31,

	2011		2010
	Amount	Percent	Amount	Percent
Interest free checking	$846,857	25.82%	877,776	22.54
Insured money fund savings
0.71% at December 31, 2011	523,585	15.96	385,613	9.91
0.46 at December 31, 2010
NOW accounts
0.36% at December 31, 2011	1,130,569	34.47	1,516,781	38.96
0.42% at December 31, 2010
Savings accounts
0.15% at December 31, 2011	414,906	12.65	452,710	11.63
0.33% at December 31, 2010

Total non-certificate accounts	2,915,917	88.90	3,232,880	83.04

Certificate accounts:
Less than 2.00%	314,808	9.60	544,547	13.99
2.01% to 3.00%	37,308	1.14	65,353	1.68
3.01% to 4.00%	5,108	0.16	9,991	0.26
4.01% to 5.00%	6,942	0.21	38,965	1.00
5.01% to 6.00%	-	-	1,278	0.03

Total certificate accounts	364,166	11.10	660,134	16.96

Total deposit accounts	$3,280,083	100.00%	3,893,014	100.00

Included in the above table were Tampa branch deposits held for sale as follows (dollars in thousands):

	As of December 31, 2010
	Amount	Percent
Interest free checking	$85,516	25.07%
Savings accounts	34,406	10.09
NOW accounts	146,213	42.86
Insured money fund savings	31,331	9.18
Certificate accounts	43,680	12.80

Total deposits held for sale	$341,146	100.00%

BankAtlantic completed the Tampa branch sale to an unrelated financial institution in June 2011.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest expense by deposit category was (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Money fund savings and NOW accounts	$7,310	9,287	9,961
Savings accounts	910	1,112	1,612
Certificate accounts - below $100,000	4,117	6,541	16,184
Certificate accounts, $100,000 and above	2,399	5,754	14,470
Less early withdrawal penalty	(124)	(183)	(343)

Total	$14,612	22,511	41,884

At December 31, 2011, the amounts of scheduled maturities of certificate accounts were (in thousands):

	$000,000	$000,000	$000,000	$000,000	$000,000	$000,000
	For the Years Ended December 31,
Interest Rate	2012	2013	2014	2015	2016	Thereafter
0.00% to 2.00%	$258,057	37,938	11,803	2,418	4,215	377
2.01% to 3.00%	21,173	4,073	4,145	7,917	-	-
3.01% to 4.00%	1,877	1,840	779	610	2	-
4.01% to 5.00%	877	6,061	4	-	-	-

Total	$281,984	49,912	16,731	10,945	4,217	377

Time deposits of $100,000 and over had the following maturities (in thousands):

December 31, 2011
3 months or less	$30,988
4 to 6 months	29,768
7 to 12 months	40,497
More than 12 months	32,814

Total	$134,067

Included in deposits at December 31, was (in thousands):

	2011	2010
Brokered deposits	$752	14,065
Public deposits	29,196	214,421

Total institutional deposits	$29,948	228,486

As of December 31, 2011, BankAtlantic had a letter of credit with the FHLB securing public deposits.

Included in the Company’s Consolidated Statement of Operations in costs associated with debt redemptions during the year ended December 31, 2011 was prepayment penalties of $1.1 million upon the repayment of $85 million of institutional certificate of deposit accounts.

13. Advances from Federal Home Loan Bank

At December 31, 2011 and 2010, BankAtlantic had $0 and $170 million of FHLB advances outstanding, respectively. The average balance and average interest rate of FHLB advances outstanding during the year ended December 31, 2011 was $43.9 million and 0.35%, respectively. As of December 31, 2011, the FHLB issued BankAtlantic a $68.1 million letter of credit primarily securing public deposits.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

BankAtlantic’s line of credit with the FHLB was limited to 30% of assets as of December 31, 2011, subject to available collateral, with a maximum term of 10 years. At December 31, 2011, $661.4 million of 1-4 family residential loans, $25.4 million of commercial real estate loans, $399.3 million of consumer loans and $18.4 million of FHLB stock were pledged against FHLB line of credit and letter of credit. BankAtlantic’s available borrowings under the FHLB line of credit were $544.9 million as of December 31, 2011; however, the FHLB line of credit is subject to periodic review and may be limited or not available to BankAtlantic when needed. In March 2012, BankAtlantic was informed by the FHLB that its line of credit with the FHLB was reduced to 20% of assets, subject to available collateral beginning in March 2012. The unused available borrowings were based on the collateral limit and did not change as a result of the decline in the asset limit as 20% of assets still exceeded the available collateral.

During the years ended December 31, 2011, 2010 and 2009, BankAtlantic incurred prepayment penalties of $20,000, $53,000 and $7.5 million upon the repayment of $40 million, $2 million and $760 million of FHLB advances, respectively.

14. Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent transactions where the Company sells a portion of its current investment portfolio (usually mortgage-backed securities and real estate mortgage investment conduits) at a negotiated rate and agrees to repurchase the same assets at a specified future date. The Company issued repurchase agreements to its customers. During the year ended December 31, 2011, the Company discontinued its customer repurchase agreement product. These transactions were collateralized by securities available for sale. Customer repurchase agreements are not insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2011 and 2010, the outstanding balances of customer repurchase agreements were $0 and $21.5 million, respectively.

The following table provides information on the agreements to repurchase (dollars in thousands):

	For the Years Ended December 31,
	2011		2010	2009
Maximum borrowing at any month-end within the period		$18,445	31,101	39,286
Average borrowing during the period		$6,849	22,009	30,732
Average interest cost during the period	%	0.13	0.12	0.12
Average interest cost at end of the period	%	-	0.13	0.12

The following table lists the amortized cost and estimated fair value of securities sold under repurchase agreements, and the repurchase liability associated with such transactions (dollars in thousands):

	Amortized Cost	Estimated Fair Value	Repurchase Balance	Weighted Average Interest Rate

December 31, 2010 (1)
Mortgage-backed securities	$20,885	22,680	21,524	0.12%

(1) At December 31, 2010, all securities were classified as available for sale and were recorded at fair value in the consolidated statements of financial condition.

15. Other Short-term Borrowings

During the years ended December 31, 2011 and 2010, BankAtlantic participated in the Treasury Tax and Loan Program (“TTL”) with the Department of Treasury (the “Treasury”) and the discount window with the Federal Reserve Bank. Under the Treasury program, the Treasury, at its option, can invest up to $2.2 million with BankAtlantic at the federal funds rate less 25 basis points. At December 31, 2011, BankAtlantic had pledged $36.8 million of agency securities available for sale as collateral for the Federal Reserve discount window. BankAtlantic had no borrowings outstanding under the TTL program or the Federal Reserve Bank discount window as of December 31, 2011. At December 31, 2010, BankAtlantic had pledged $34.6 million and $2.2 million of agency securities available for sale as collateral for the Federal Reserve discount

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

window and the TTL program, respectively. At December 31, 2010, BankAtlantic had $1.2 million outstanding under the TTL program and had no borrowings outstanding under the discount window programs. BankAtlantic’s available borrowings from access to TTL program and the Federal Reserve discount window were $33.9 million as of December 31, 2011. During the year ended December 31, 2009 BankAtlantic also participated in the term auction facilities program (“TAF”) with the Treasury.

The following table provides information on TAF and TTL borrowings (dollars in thousands):

	As of December 31,

	2011		2010	2009
Ending balance		$-	1,240	2,803
Maximum outstanding at any month end within period		$1,367	2,646	301,891
Average amount outstanding during period		$1,109	2,011	58,865
Average cost during period	%	-	0.02	0.29

16. Junior Subordinated Debentures and Subordinated Debentures

In October 2002, BankAtlantic issued $22 million of floating rate subordinated debentures due in November 2012. The subordinated debentures pay interest quarterly at an interest rate of LIBOR plus 3.45% and are currently redeemable at a price based upon then-prevailing market interest rates. The subordinated debentures were issued by BankAtlantic in a private transaction as part of a larger pooled securities offering. The subordinated debentures qualify for inclusion in BankAtlantic’s total risk based capital. Upon maturity in November 2012, the subordinated debentures will no longer be included in BankAtlantic’s total risk-based capital amount or ratio resulting in a $22 million decline in risk-based capital and a 95 basis point reduction in the total risk-based capital ratio based on total risk-weighted assets as of December 31, 2011.

The Company had the following junior subordinated debentures outstanding at December 31, 2011 and 2010 (dollars in thousands):

						Beginning Optional
	Issue	As of December 31,		Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	2011	2010	Rate (1)	Date	Date
BBX Capital Trust I(A)	6/26/2007	$27,399	26,918	LIBOR + 1.45%	9/15/2037	9/15/2012
BBX Capital Trust II(A)	9/20/2007	5,488	5,389	LIBOR + 1.50%	12/15/2037	12/15/2012
BBX Capital Trust II	3/5/2002	73,473	67,546	8.50%	3/31/2032	3/31/2007
BBC Capital Trust III	6/26/2002	29,058	27,978	LIBOR + 3.45%	6/26/2032	6/26/2007
BBC Capital Trust IV	9/26/2002	29,014	27,950	LIBOR + 3.40%	9/26/2032	9/26/2007
BBC Capital Trust V	9/27/2002	11,606	11,180	LIBOR + 3.40%	9/30/2032	9/27/2007
BBC Capital Trust VI	12/10/2002	17,367	16,737	LIBOR + 3.35%	12/10/2032	12/10/2007
BBC Capital Trust VII	12/19/2002	28,884	27,866	LIBOR + 3.25%	12/26/2032	12/19/2007
BBC Capital Trust VIII	12/19/2002	17,194	16,575	LIBOR + 3.35%	1/7/2033	12/19/2007
BBC Capital Trust IX	12/19/2002	11,463	11,051	LIBOR + 3.35%	1/7/2033	12/19/2007
BBC Capital Trust X	3/26/2003	57,593	55,620	LIBOR + 3.15%	3/26/2033	3/26/2008
BBC Capital Trust XI	4/10/2003	11,429	11,029	LIBOR + 3.25%	4/24/2033	4/24/2008
BBC Capital Trust XII	3/27/2003	17,146	16,546	LIBOR + 3.25%	4/7/2033	4/7/2008
Total Junior Subordinated

Debentures (2)		$337,114	322,385

(1)	LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.
(2)

Included in the outstanding balances at December 31, 2011 and 2010 was $42.9 million and $28.2 million of deferred interest, respectively. Interest can be deferred for 20 consecutive quarters with the entire amount of deferred interest due at the end of the deferral period. As of December 31, 2011, the Company had deferred interest payment for 12 consecutive quarters. The Company may end the deferral by paying all accrued and unpaid interest.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Annual maturities of junior subordinated debentures and subordinated debentures at December 31, 2011 were as follows (in thousands):

Year Ending December 31,	Amount
2012	$ 22,000
2013	-
2014 (1)	42,919
2015	-
2016	-
Thereafter	294,195

Total	$359,114

(1)	Amount represents deferred interest as of December 31, 2011 that would be payable at the end of the deferral period.

At December 31, 2011 and 2010, $0.6 million and $1.5 million, respectively, of unamortized underwriting discounts and costs associated with the issuance of subordinated debentures and junior subordinated debentures were included in other assets in the Company’s Consolidated Statements of Financial Condition.

Junior Subordinated Debentures:

The Parent Company has formed thirteen statutory business trusts (“Trusts”) for the purpose of issuing Trust Preferred Securities (“trust preferred securities”) and investing the proceeds thereof in junior subordinated debentures of the Parent Company. The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to the Parent Company to purchase junior subordinated debentures from the Parent Company. Interest on the junior subordinated debentures and distributions on the trust preferred securities are payable quarterly in arrears. Distributions on the trust preferred securities are cumulative and are based upon the liquidation value of the trust preferred security. The Parent Company has the right, at any time, as long as there are no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures. If the deferred interest is not paid at the next payment date after the 20th consecutive quarterly deferral, the Company would be in default of the indenture and all principal and interest of the junior subordinated debentures could be accelerated and become immediately due and payable. Beginning in February and March 2009, the Company notified the trustees of the junior subordinated debentures that it has elected to defer interest payments for the next regularly scheduled quarterly interest payment dates and the Parent Company has continued to elect to defer interest payments for each subsequent quarterly interest payment date. The Parent Company has the ability under the junior subordinated debentures to continue to defer interest payments through ongoing, appropriate notices to each of the trustees, and make a decision each quarter as to whether to continue the deferral of interest. The Parent Company expects to continue to defer interest payments on the junior subordinated debentures for the foreseeable future. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Parent Company will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, the Parent Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. The Parent Company may end the deferral by paying all accrued and unpaid interest. Deferred interest on junior subordinated debentures was $42.9 million as of December 31, 2011 as the Parent Company elected to defer interest during each quarter in the three year period ended December 31, 2011.

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

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Indentures

The Indentures relating to all junior subordinated debentures contain certain customary covenants found in Indentures under the Trust Indenture Act, including covenants with respect to the payment of principal and interest, maintenance of an office or agency for administering the debentures, holding of funds for payments on the debentures in trust, payment by the Company of taxes and other claims, maintenance by the Company of its properties, and its corporate existence and delivery of annual certifications to the trustee.

17.	Restructuring Charges, Impairments and Exit Activities

The following provides the change in restructuring and exit activities liabilities at December 31, 2009, 2010 and 2011 (in thousands):

	Termination Benefits Liability	Contract Liability	Total Liability

Balance at January 1, 2009	$171	1,462	1,633
Expenses incurred	2,024	2,479	4,503
Amounts paid or amortized	(2,185)	(260)	(2,445)

Balance at December 31, 2009	$10	3,681	3,691

Balance at January 1, 2010	$10	3,681	3,691
Expenses incurred	3,971	3,601	7,572
Amounts paid or amortized	(1,543)	(1,406)	(2,949)

Balance at December 31, 2010	$2,438	5,876	8,314

Balance at January 1, 2011	$2,438	5,876	8,314
Expenses recovered	(192)	(1,211)	(1,403)
Amounts paid or amortized	(2,246)	(2,876)	(5,122)

Balance at December 31, 2011	$-	1,789	1,789

In December 2007, BankAtlantic decided to sell certain properties that it had acquired for its future store expansion program and to terminate or sublease certain back-office operating leases. During the years ended December 31, 2011, 2010, and 2009, BankAtlantic incurred impairment charges and lease termination costs associated with these properties and leases as shown on the above table.

During the years ended December 31, 2010 and 2009, BankAtlantic reduced its workforce primarily in the community banking and commercial lending business units and incurred employee termination costs as shown on the above table.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. Employee Benefit Plans

Defined Benefit Pension Plan:

At December 31, 1998, the Company froze its defined benefit pension plan (the “Plan”). All participants in the Plan ceased accruing service benefits beyond that date and became vested.

The following tables set forth the Plan’s change in benefit obligation and change in plan assets (in thousands):

	As of December 31,
Change in benefit obligation	2011	2010
Benefit obligation at the beginning of the year	$33,975	31,375
Interest cost	1,828	1,838
Actuarial loss	6,055	1,956
Benefits paid	(1,284)	(1,194)

Projected benefit obligation at end of year	40,574	33,975

Change in plan assets
Fair value of Plan assets at the beginning of year	24,270	21,946
Actual return on Plan assets	196	2,737
Employer contribution	8,855	781
Benefits paid	(1,284)	(1,194)

Fair value of Plan assets as of actuarial date	32,037	24,270

Funded status at end of year	$(8,537)	(9,705)

Included in the Company’s Consolidated Statement of Financial Condition in other liabilities was $8.5 million and $9.7 million as of December 31, 2011 and 2010 representing the under-funded pension plan amount.

Amounts recognized in accumulated other comprehensive loss consisted of (in thousands):

	As of December 31,
	2011	2010	2009
Net comprehensive loss	$22,428	15,852	13,929

The change in net comprehensive loss was as follows (in thousands):

	As of December 31,
	2011	2010	2009
Change in comprehensive loss	$6,576	1,923	(5,761)

Components of net periodic pension expense are as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Interest cost on projected benefit obligation	$1,828	1,838	1,832
Expected return on plan assets	(2,000)	(1,804)	(1,475)
Amortization of unrecognized net gains and losses	1,283	1,322	1,648

Net periodic pension expense	$1,111	1,356	2,005

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The actuarial assumptions used in accounting for the Plan were:

	For the Years Ended December 31,
	2011	2010	2009
Weighted average discount rate used to determine benefit obligation	4.25%	5.50%	6.00
Weighted average discount rate used to to determine net periodic benefit cost	5.50%	5.50%	6.00
Rate of increase in future compensation levels	N/A	N/A	N/A
Expected long-term rate of return	8.50%	8.50%	8.50

Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis, and changes in such assumptions may impact future pension costs. The discount rate assumption is based on rates of high quality corporate bonds. The expected long-term rate of return was estimated using historical long-term returns based on the expected asset allocations. Current participant data was used for the actuarial assumptions for each of the three years ended December 31, 2011. The Company contributed $8.9 million and $0.8 million, respectively, to the Plan during the year ended December 31, 2011 and 2010. The Company did not make any contributions to the Plan during the year ended December 31, 2009. It is anticipated that the Company will be required to contribute $0.7 million to the Plan for the year ended December 31, 2012.

The Plan’s investment policies and strategies are to invest in mutual funds that are rated with at least a 3-star rating awarded by Morningstar at the initial purchase. If a fund’s Morningstar rating falls below a 3-star rating after an initial purchase, it is monitored to determine that its under-performance can be attributed to market conditions rather than fund management deficiencies. Fund manager changes or changes in fund objectives could be cause for replacement of any mutual fund. The Plan also maintains an aggressive growth investment category which includes investments in equity securities and mutual funds. Both public and private securities are eligible for this category of investment, but no more than 5% of total Plan assets at the time of the initial investment may be invested in any one company. Beyond the initial cost limitation (5% at time of purchase), there is no limitation as to the percentage that any one investment can represent if it is achieved through growth. As a means to reduce negative market volatility and concentration, the Plan has a strategy of selling call options against certain stock positions within the portfolio when considered timely. At December 31, 2011, 1.2% of the Plan’s assets were invested in the aggressive growth category.

The Plan’s targeted asset allocation was 77% equity securities, 20% debt securities and 3% cash during the year ended December 31, 2011. A rebalancing of the portfolio takes place on a quarterly basis when there has been a 5% or greater change from the prevailing benchmark allocation.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair values of the pension plan’s assets at December 31, 2011 by asset category are as follows (in thousands):

Asset Category	Quoted Prices In Active Markets for Identical Assets (Level 1)
Cash	$795
Mutual Funds: (1)
US Large Cap Growth	708
US Large Cap Value	11,413
US Large Cap Blend	2,731
US Mid-Cap Growth	642
US Mid-Cap Value	1,427
US Mid-Cap Blend	1,197
US Small Cap Blend	325
International Equity	4,440
Balanced	7,990
Common Stock (2)	369

Total pension assets	$32,037

(1)	The plan maintains diversified mutual funds in an attempt to diversify risks and reduce volatility while achieving the targeted asset mix.
(2)	This category invests in aggressive growth common stocks.

The pension assets were measured using the market valuation technique with level 1 input. Quoted market prices are available for identical securities for the mutual funds and common stock and all the pension assets trade in active markets.

The following benefit payments are expected to be paid (in thousands):

Expected Future Service	Pension Benefits
2012	$1,587
2013	1,641
2014	1,708
2015	1,866
2016	1,933
Years 2017-2021	10,583

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Defined Contribution 401(k) Plan:

The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Employee salary contribution limit (1)	$16.5	16.5	16.5
Percentage of salary limitation	%75	75	75
Total match contribution (2)	$-	-	771
Vesting of employer match	Immediate	Immediate	Immediate

(1)	For each of the years in the three year period ended December 31, 2011, employees over the age of 50 were entitled to contribute $22,000.
(2)	The employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. The Company discontinued the employer match on April 1, 2009.

19.	Commitments and Contingencies

BankAtlantic is a lessee under various operating leases for real estate and equipment extending to the year 2072. The approximate minimum future rental payments under such leases, at December 31, 2011, for the periods shown are (in thousands):

Year Ending December 31,	Amount
2012	$5,855
2013	5,161
2014	3,839
2015	3,277
2016	2,647
Thereafter	24,318

Total	$45,097

	For the Years Ended December 31,
	2011	2010	2009
Rental expense for premises and equipment	$8,242	10,973	12,124

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

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial instruments with off-balance sheet risk were (in thousands):

	As of December 31,
	2011	2010
Commitments to sell fixed rate residential loans	$14,882	14,408
Commitments to originate loans held for sale	14,089	12,571
Commitments to originate loans held to maturity	10,383	10,693
Commitments to purchase residential loans	-	2,590
Commitments to extend credit, including the undisbursed portion of loans in process	328,872	357,730
Standby letters of credit	6,269	9,804
Commercial lines of credit	51,990	77,144

Commitments to extend credit are agreements to lend funds to a customer subject to conditions established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements at December 31, 2011. BankAtlantic has $24.5 million of commitments to extend credit at a fixed interest rate and $328.9 million of commitments to extend credit at a variable rate. BankAtlantic evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral required by BankAtlantic in connection with an extension of credit is based on management’s credit evaluation of the counter-party.

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $5.4 million at December 31, 2011. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $0.8 million at December 31, 2011. Those guarantees are primarily issued to support public and private borrowing arrangements and generally have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. BankAtlantic may hold certificates of deposit and residential and commercial property liens as collateral for such commitments which are collateralized similar to other types of borrowings.

BankAtlantic is required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $19.3 million and $29.4 million at December 31, 2011 and 2010, respectively.

As a member of the FHLB system, BankAtlantic is required to purchase and hold stock in the FHLB of Atlanta. As of December 31, 2011 BankAtlantic was in compliance with this requirement, with an investment of approximately $18.3 million in stock of the FHLB of Atlanta.

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

BankAtlantic has terminated various operating leases originally executed for store expansion or back-office facilities. In certain lease terminations, the landlord consents to the assignment of the lease to a third party; however, BankAtlantic remains secondarily liable for the lease obligation. As of December 31, 2011, BankAtlantic was secondarily liable for $8.8 million of lease payments associated with lease assignments. BankAtlantic uses the same credit policies in assigning these leases to third parties as it does in originating loans. BankAtlantic recognizes a lease guarantee obligation upon the execution of lease assignments and included in other liabilities at December 31, 2011 was $0.2 million of unamortized lease guarantee obligations.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The FDIC is authorized to raise deposit assessment rates in certain circumstances, which would affect savings institutions in all risk categories. The FDIC has exercised this authority several times in the past and could raise rates in the future. In April 2009, the FDIC raised its assessment rates based on the risk rating of each financial institution and in June 2009 the FDIC imposed a 5 basis point special assessment. In September 2009, the FDIC required financial institutions to prepay, on December 31, 2009, their estimated FDIC insurance assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Included in the Company’s statement of operations for the year ended December 31, 2009 was a $2.4 million FDIC special assessment and FDIC insurance assessments of $9.6 million, $10.1 million and $8.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Included in the Company’s statement of financial condition as of December 31, 2011 were prepaid FDIC assessments of $12.7 million. Continued increases in deposit insurance premiums would have an adverse effect on our results of operations.

The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of December 31, 2011 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimated. Management currently estimates the aggregate range of reasonably possible losses as $0.8 million to $1.9 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2011. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

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

The following is a description of the ongoing litigation and regulatory matters:

Class action securities litigation

In October 2007, the Company and current or former officers of the Company were named in a lawsuit which alleged that during the period of November 9, 2005 through October 25, 2007, the Company and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint asserted claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 and sought unspecified damages. On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of the Company’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 who retained those shares until the end of the period. The jury rejected the plaintiffs’ claim for the six month period from October 19, 2006 to April 25, 2007. Prior to the beginning of the trial, the plaintiffs abandoned any claim for any prior period. On April 25, 2011, the Court granted defendants’ post-trial motion for judgment as a matter of law and vacated the jury verdict, resulting in a judgment in favor of all defendants on all claims. The plaintiffs have appealed the Court’s order setting aside the jury verdict with respect to certain of the defendants.

In July 2008, the Company, certain officers and Directors were named in a lawsuit which alleged that the individual defendants breached their fiduciary duties by engaging in certain lending practices with respect to the Company’s Commercial Real Estate Loan Portfolio. The Complaint further alleged that the Company’s public filings and statements did

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

not fully disclose the risks associated with the Commercial Real Estate Loan Portfolio and sought damages on behalf of the Company. In July 2011, the case was dismissed and the parties exchanged mutual releases and neither the individual defendants nor the Company made any monetary payments in connection with the dismissal.

Litigation regarding BankAtlantic Stock Purchase Agreement with BB&T

In November 2011, holders of the Parent Company’s trust preferred securities sued the Parent Company alleging that the proposed sale of BankAtlantic to BB&T contemplated by the Agreement between the companies violated provisions contained in the indentures. On February 27, 2012, the Delaware Chancery Court found that the proposed transaction with BB&T, where the Parent Company would retain the trust preferred securities and BB&T would purchase all of the shares of BankAtlantic minus certain assets to be retained by the Parent Company, violated the successor obligor provisions in the indentures underlying the trust preferred securities. The court permanently enjoined the Company from proceeding with the sale of the stock of BankAtlantic to BB&T on the terms contemplated by the Agreement dated November 1, 2011. Wilmington Trust Company and Wells Fargo, N.A. filed an action with the Delaware Chancery Court for reimbursement of the attorneys’ fees and expenses that they incurred in litigating the action. In March 2012, the Parent Company and BB&T amended the Agreement to require BB&T to assume the Parent Company’s trust preferred securities obligation upon the closing of the transaction, meeting the terms of the successor obligor provisions of the indentures. See Note 1 for a further explanation of the terms and conditions of the Agreement.

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

Office of Thrift Supervision Overdraft Processing Examination

As previously disclosed, the Office of Thrift Supervision advised BankAtlantic that it had determined that BankAtlantic had engaged in deceptive and unfair practices in violation of Section 5 of the Federal Trade Commission Act relating to certain of BankAtlantic’s deposit-related products. BankAtlantic filed an appeal of the OTS position. As a result of the integration of the OTS and the OCC, the appeal was reviewed by the OCC and on February 27, 2012 the OCC concurred with the OTS determination that certain of BankAtlantic’s practices were deceptive in violation of Section 5 of the FTC Act, but found that those practices were not unfair under Section 5. Based on such findings, management does not believe any monetary fines or restitution will be imposed.

Securities and Exchange Commission Complaint

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and Alan B. Levan, BankAtlantic Bancorp’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BankAtlantic Bancorp’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The SEC is seeking a finding by the court of violations of securities laws, a permanent injunction barring future violations, civil money penalties and, in the case of Mr. Alan B. Levan, an order barring him from serving as an officer or director of a public company. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the actions.

20. Regulatory Matters

The Parent Company is a unitary savings bank holding company subject to regulatory oversight, examination and supervision by the Federal Reserve Bank (“FRB”), including reporting requirements. The Company is also subject to the reporting and other requirements of the Securities Exchange Act of 1934. In addition, BFC owns 8,133,353 shares of the Company’s Class A common stock and 100% of the Class B common stock, which amounts to 53% of the Company’s outstanding common stock and 75% of the voting power of the Company’s common stock. BFC is subject to the same oversight by the FRB as discussed herein with respect to the Company.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act was signed into law, permanently raising the maximum standard deposit insurance to $250,000 per depositor for each ownership category as defined by the FDIC. The Act also provides for full deposit insurance coverage on non-interest bearing deposit accounts until December 31, 2012.

The ability of BankAtlantic to pay dividends or make other distributions to the Parent Company in subsequent periods is subject to regulations and OCC approval and is based upon BankAtlantic’s regulatory capital levels and net income. Under the terms of the Bank Order, BankAtlantic is prohibited from paying dividends to the Parent Company without the prior written non-objection of the OCC. The OCC would not approve any distribution that would cause BankAtlantic to fail to meet its capital requirements or if the OCC believes that a capital distribution by BankAtlantic constitutes an unsafe or unsound action or practice, and there is no assurance that the OCC will approve future capital distributions from BankAtlantic. Accordingly, the Parent Company does not expect to receive cash dividends from BankAtlantic in the foreseeable future. BankAtlantic did not pay dividends to the Parent Company during each of the years in the three year period ended December 31, 2011. However, the Parent Company may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans. There is no assurance that the Parent Company will be able to monetize the loans on acceptable terms, if at all.

Pursuant to the Bank Order, BankAtlantic is required to maintain a Tier 1/Core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. BankAtlantic historically maintained its regulatory capital ratios at levels that exceeded prompt corrective action (“PCA”) “well capitalized” requirements; however, based on BankAtlantic’s risk profile, the OCC raised its regulatory capital requirements above the “well capitalized” amounts.

BankAtlantic’s actual capital amounts and ratios are presented in the table and are compared to the PCA “well capitalized” requirements and the capital requirements set forth in the Bank Order that BankAtlantic must maintain as of and subsequent to June 30, 2011 (dollars in thousands):

	Actual		PCA Defined Well Capitalized		Bank Order Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2011
Total risk-based capital	$349,751	15.15%	$230,926	10.00%	$323,296	14.00%
Tier I risk-based capital	$298,499	12.93%	$138,555	6.00%	$138,555	6.00%
Tangible capital	$298,499	8.22%	$54,496	1.50%	$54,496	1.50%
Core capital	$298,499	8.22%	$181,655	5.00%	$290,648	8.00%
As of December 31, 2010
Total risk-based capital	$334,601	11.72%	$285,541	10.00%	$399,758	14.00%
Tier I risk-based capital	$276,362	9.68%	$171,325	6.00%	$171,325	6.00%
Tangible capital	$276,362	6.22%	$66,672	1.50%	$66,672	1.50%
Core capital	$276,362	6.22%	$222,240	5.00%	$355,584	8.00%

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21. Restricted Stock, Common Stock and Common Stock Option Plans

Issuance of Class A Common Stock

On May 2, 2011, the Company announced its intention to pursue a rights offering for up to $30 million of Class A Common Stock. Under the terms of the rights offering, the Company distributed to each holder of record of the Company’s Class A Common Stock and Class B Common Stock on May 12, 2011 non transferable subscription rights to purchase 0.624% of shares of Class A Common Stock for each share of Class A and Class B common stock owned on that date at a subscription price of $3.75 per share. The Company completed the rights offering on June 16, 2011 and issued 3,025,905 shares of its Class A Common Stock to existing shareholders. The Company used the net proceeds of $11.0 million to fund part of its $20 million capital contribution to BankAtlantic in June 2011.

On June 18, 2010 a prospectus supplement was filed with the Securities and Exchange Commission with respect to a $25 million rights offering to the Company’s shareholders. The Company distributed to each holder of record who owned shares of the Company’s Class A common stock and Class B common stock on June 14, 2010 non-transferable subscription rights to purchase 0.327 shares of Class A common stock for each share of Class A and Class B common stock owned on that date. The rights offering was for an aggregate amount of $25 million with a subscription price of $7.50 per share. Shareholders who exercised their basic subscription rights in full were given the opportunity to request to purchase additional shares of the Company’s Class A common stock that were not subscribed for in the rights offering. The rights offering was completed on July 20, 2010 with the Company issuing an aggregate of 2,668,076 shares of Class A common stock for net proceeds of approximately $20 million.

In February 2010, the Company filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $75 million of Class A common stock, preferred stock, subscription rights, warrants or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in a prospectus supplement if and when offered. As a result of the completion of the rights offerings in June 2011 and July 2010 under this registration statement, $44 million of securities remain available for future issuance under this registration statement.

On August 28, 2009, the Company distributed to each record holder of its Class A common stock and Class B common stock as of August 24, 2009 non-transferable subscription rights to purchase 4.441 shares of its Class A common stock for each share of Class A and Class B common stock owned on that date. The subscription price was $10.00 per share and the Company completed the rights offering on September 29, 2009 and issued 7,596,188 shares of its Class A common stock to exercising shareholders. The net proceeds from this rights offering were $75.5 million, net of offering costs. The Company used the net proceeds to contribute $75 million of capital to BankAtlantic.

BankAtlantic Bancorp Restricted Stock and Stock Option Plans:

	Stock Option Plans

	Maximum Term	Shares Authorized (3)	Class of Stock	Vesting Requirements	Type of Options (2)

2001 Amended and Restated Stock Option Plan (3)	10 years	156,776	Class A	(1)	ISO, NQ
2005 Restricted Stock and Option Plan (4)	10 years	1,875,000	Class A	(1)	ISO, NQ

(1)	Vesting is established by the Compensation Committee in connection with each grant of options or restricted stock. All directors’ stock options vest immediately.
(2)	ISO - Incentive Stock Option

NQ - Non-qualifying Stock Option

(3)	In 2005, all shares remaining available for grant under the 2001 stock option plan were canceled.
(4)

The Plan provides that up to 1,875,000 shares of Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan. The Plan was amended in May 2009 to increase the allowable shares issuable from 240,000 to 1,875,000.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s non-vested restricted Class A common share activity:

	Class A Non-vested Restricted Stock	Weighted Average Grant date Fair Value Per Share
Outstanding at December 31, 2008	5,170	$192.35
Vested	(1,210)	132.80
Forfeited	—	—
Granted	—	—

Outstanding at December 31, 2009	3,960	210.55
Vested	(1,980)	192.60
Forfeited	(23,200)	9.10
Granted	335,000	6.20

Outstanding at December 31, 2010	313,780	7.40
Vested	(87,130)	8.68
Forfeited	(14,750)	6.20
Granted	—	—

Outstanding at December 31, 2011	211,900	$6.96

In February 2010, the Board of Directors granted to employees 320,000 restricted shares of Class A Common Stock awards (“RSA”) under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan. The Board of Directors also granted 15,000 RSAs to employees of BFC that perform services for the Company. The grant date fair value was calculated based on the closing price of the Company’s Class A common stock on the grant date. The RSAs vest pro-rata over four years and had a fair value of $6.20 per share at the grant date.

As of December 31, 2011, the total unrecognized compensation cost related to non-vested restricted stock compensation was approximately $1.0 million. The cost is expected to be recognized over a weighted-average period of approximately 2 years. The fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $446,000, $15,000, and $19,000, respectively.

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

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s Class A common stock option activity:

	Class A Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2008	179,122	$265.45	5.8
Exercised	-	-
Forfeited	(7,667)	362.80
Expired	(15,412)	140.50
Granted	-	-

Outstanding at December 31, 2009	156,043	273.05	5.2
Exercised	-	-
Forfeited	(31,238)	306.70
Expired	(8,457)	212.15
Granted	-	-

Outstanding at December 31, 2010	116,348	268.45	3.7
Exercised	-	-
Forfeited	(6,751)	282.05
Expired	(17,367)	254.32
Granted	-	-

Outstanding at December 31, 2011	92,230	$277.25	3.1	$-

Exercisable at December 31, 2011	84,948	$280.91	2.9	$-

Available for grant at December 31, 2011	1,526,950

There were no options granted or exercised during each of the years in the three year period ended December 31, 2011.

Total unearned compensation cost related to the Company’s non-vested Class A common stock options was $0.1 million at December 31, 2011. The cost is expected to be recognized over a weighted average period of 0.5 years.

Included in the Company’s statement of operations in compensation expense was $1.1 million, $1.4 million and $2.4 million of share-based compensation expense for the years ended December 31, 2011, 2010 and 2009, respectively. There was no recognized tax benefit associated with the compensation expense for the years ended December 31, 2011, 2010 and 2009 as it was not more likely than not that the Company would realize the tax benefits associated with the share based compensation expense.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.	Earnings per Share

The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2011, 2010 and 2009 (in thousands, except share data).

	For The Years Ended December 31,
	2011	2010	2009
Basic and Diluted loss per share
Numerator:
Continuing operations	$(28,741)	(142,750)	(189,520)
Less: net income attributable to non controlling interest	(336)	(931)	-

Continuing operation attributable to BankAtlantic Bancorp, Inc.	(29,077)	(143,681)	(189,520)
Discontinued operations	-	(500)	3,701

Net loss	$(29,077)	(144,181)	(185,819)

Denominator:
Basic weighted average number of common shares outstanding	14,227,370	11,166,951	4,743,545

Basic and Diluted loss per share from:
Continuing operations	$(2.04)	(12.87)	(39.95)
Discontinued operations	-	(0.04)	0.78

Basic and Diluted loss per share	$(2.04)	(12.91)	(39.17)

	For the Years Ended December 31,

	2011	2010	2009

Diluted loss per share
Numerator:
Continuing operations	$(28,741)	(142,750)	(189,520)
Less: net income attributable to non controlling interest	(336)	(931)	-

Continuing operation attributable to BankAtlantic Bancorp, Inc.	(29,077)	(143,681)	(189,520)
Discontinued operations	-	(500)	3,701

Net loss	(29,077)	(144,181)	(185,819)

Denominator:
Basic weighted average number of common shares outstanding	14,227,370	11,166,951	4,743,545
Stock-based compensation	-	-	-
Diluted weighted average shares outstanding	14,227,370	11,166,951	4,743,545

Diluted loss per share from:
Continuing operations	$(2.04)	(12.87)	(39.95)
Discontinued operations	-	(0.04)	0.78

Diluted loss per share	$(2.04)	(12.91)	(39.17)

Options to acquire 92,230, 116,348, and 156,043 shares of Class A common stock were anti-dilutive for the years ended December 31, 2011, 2010 and 2009, respectively. Restricted non-vested Class A common stock outstanding of 211,900, 313,780 and 3,960 were anti-dilutive for the years ended December 31, 2011, 2010 and 2009, respectively.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On July 20, 2010 and September 29, 2009, the Company completed rights offerings of Class A common stock to its shareholders at a subscription price that was lower than the market price of the Company’s Class A common stock. As a consequence, the rights offerings were deemed to contain a bonus element that is similar to a stock dividend requiring the Company to adjust the weighted average number of common shares used to calculate basic and diluted earnings per share in prior periods retrospectively by a factor of 1.0051 and 1.340, respectively.

23. Fair Value Measurement

Fair value is defined as the price that would be received on the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There are three main valuation techniques to measure the fair value of assets and liabilities: the market approach, the income approach and the cost approach. The accounting literature defines an input fair value hierarchy that has three broad levels and gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

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

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present major categories of the Company’s assets measured at fair value on a recurring basis as of December 31, 2011(in thousands):

		Fair Value Measurements Using
Description	As of December 31, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Mortgage-backed securities	$13,418	-	13,418	-
REMICS	31,690	-	31,690	-
Equity securities	1,327	827	500	-

Total	$46,435	827	45,608	-

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

Equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2 or Level 3) with inputs obtained from independent pricing sources, if available. We also obtain non-binding broker quotes to validate fair values obtained from matrix pricing. However, for certain equity and debt securities in which observable market inputs cannot be obtained, we value these securities either using the income approach and pricing models that we have developed or based on observable market data that we adjust based on our judgment of the factors we believe a market participant would use to value the securities (Level 3). We also invest in private limited partnerships that do not have readily determinable fair values. We use the net asset value per share as provided by the partnership to estimate the fair value of these investments. The net asset value of the partnership is a Level 2 input since we have the ability to redeem our investment at its net asset value.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The fair value of foreign currency put options was obtained using the market approach and quoted market prices using Level 1 inputs.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2011 (in thousands):

		Fair Value Measurements Using
Description	December 31, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments (1)

Loans measured for impairment using the fair value of the underlying collateral	$340,479	-	-	340,479	82,101
Impairment of real estate owned	82,217	-	-	82,217	14,215
Impairment of real estate held for sale	3,898	-	-	3,898	600
Impairment of loans held for sale	41,408	-	-	41,408	7,646

Total	$468,002	-	-	468,002	104,562

(1) Total impairments represents the amount of loss recognized during the year ended December 31, 2011 on assets that were measured at fair value as of December 31, 2011

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

(1) Total impairments represents the amount of loss recognized during the year ended December 31, 2010 on assets that were measured at fair value as of December 31, 2010

There were no liabilities measured at fair value on a recurring or non-recurring basis in the Company’s consolidated financial statements during the years ended December 31, 2011 and 2010.

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

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Impaired Real Estate and Assets Held-for-Sale

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

Financial Disclosures about Fair Value of Financial Instruments

	December 31, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$94,551	94,551	97,930	97,930
Interest bearing deposits in other banks	675,741	675,741	455,538	455,538
Securities available for sale	46,435	46,435	424,367	424,367
Tax certificates	46,488	45,562	89,789	90,738
Federal home loan bank stock	18,308	18,308	43,557	43,557
Loans receivable including loans held for sale, net	2,503,804	2,317,144	3,047,944	2,698,348
Financial liabilities:
Deposits	3,280,083	3,279,562	3,893,014	3,895,631
Short term borrowings	-	-	22,764	22,764
Advances from FHLB	-	-	170,000	170,038
Subordinated debentures	22,000	21,989	22,000	21,759
Junior subordinated debentures	337,114	226,991	322,385	107,274

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

Interest bearing deposits in other banks include $5.7 million and $45.6 million of certificates of deposits guaranteed by the FDIC with maturities of less than one year as of December 31, 2011 and 2010, respectively. Due to the FDIC guarantee and the short maturity of these certificates of deposit, the fair value of these deposits approximates the carrying value.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In determining the fair value of all of the Company’s junior subordinated debentures, the Company used NASDAQ price quotes available with respect to its $73.5 million of publicly traded trust preferred securities related to its junior subordinated debentures (“public debentures”). However, $263.6 million of the outstanding trust preferred securities related to its junior subordinated debentures are not traded, but are privately held in pools (“private debentures”) and with no liquidity or readily determinable source for valuation. We have deferred the payment of interest with respect to all of our junior subordinated debentures as permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at December 31, 2011 and 2010, and as a practical alternative, management used the NASDAQ price quotes of the public debentures to value all of the outstanding junior subordinated debentures whether privately held or public traded.

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

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

24. Related Parties

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

During the second quarter of 2010, BankAtlantic and the Parent Company entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. BFC is compensated $12,500 per month by each of BankAtlantic and the Parent Company and, if BFC’s efforts result in net recoveries of any non-performing loan or the sale of real estate owned, it will receive a fee equal to 1% of the net value recovered. During the year ended December 31, 2011 and 2010, BFC recognized $0.7 million and $0.8 million of real estate advisory service fees under this agreement, respectively.

The table below shows the effect of service arrangements on the Company’s consolidated statement of operations for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Non-interest income:
Other - office facilities	$407	548	545
Non-interest expense:
Employee compensation
Benefits	(51)	(77)	(91)
Other - back-office support	(1,912)	(3,342)	(1,807)

Net effect of affiliate transactions before income taxes	$(1,556)	(2,871)	(1,353)

The Company in prior periods issued options to acquire shares of the Company’s Class A common stock to employees of BFC. Additionally, employees of the Company have transferred to affiliate companies and the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees. The Company also issues options and restricted stock awards to BFC employees that perform services for the Company. During the year ended December 31, 2010, the Company granted 15,000 non-vested restricted Class A common stock awards to BFC employees that perform services for the Company. These stock awards vest pro-rata over a four year period. There were no options exercised by former employees during the years ended December 31, 2011, 2010 and 2009 and the Company recorded $51,000, $77,000 and $50,000 of expenses relating to these awards for the years ended December 31, 2011, 2010 and 2009, respectively.

.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options and non-vested restricted stock outstanding to BFC employees consisted of the following as of December 31, 2011:

	Class A Common Stock	Weighted Average Exercise Price
Options outstanding	6,999	$311.03
Non-vested restricted stock	11,250	-

BFC had deposits at BankAtlantic totaling $0.2 million and $1.8 million as of December 31, 2011 and 2010, respectively. These deposits were on the same general terms as offered to unaffiliated third parties.

In connection with the Company’s rights offering in June 2011, BFC exercised its subscription rights acquiring 2,666,666 shares of the Company’s Class A common stock for $10 million resulting in an increase in BFC’s ownership interest in the Company by approximately 9% from 44% to 53% and an increase in BFC’s voting interest by approximately 4% from 71% to 75%.

In connection with the Company’s rights offering in June 2010, BFC exercised its basic subscription rights, in full, amounting to 1,197,373 shares, and requested to purchase an additional 802,627 shares of Class A common stock to the extent available. In connection with the exercise of its subscription rights, BFC delivered to the Company $15.0 million in cash, which represented the full purchase price for all of the shares subscribed for by BFC. In exchange, the Company issued to BFC 939,437 shares of Class A common stock, which represented substantially all of its basic subscription rights exercise (less only rights relating to shares held in street name), and delivered to BFC a $8.0 million promissory note for the balance of the funds received. The promissory note had a scheduled maturity of July 30, 2010 and was payable in cash or shares of Class A common stock issuable to BFC in connection with its exercise of subscription rights in the rights offering. The delivery of funds by BFC directly to the Company in connection with the exercise of its subscription rights enabled the Company to contribute the $15.0 million of proceeds from the promissory note and the issuance of Class A common stock to BankAtlantic as a capital contribution prior to the end of the 2010 second quarter. In July 2010, in connection with the completion of the rights offering, the Company satisfied the promissory note due BFC, in accordance with its terms, by issuing to BFC the additional 1,060,564 shares of Class A Common Stock subscribed for by BFC in the rights offering.

The Company and its subsidiaries utilized certain services of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden, McClosky”). Bruno DiGiulian, a director of the Company, was of counsel to Ruden, McClosky until his retirement from the firm in 2006. Fees aggregating $250,000, $181,000, and $55,000 were paid by the Company to Ruden, McClosky during the years ended December 31, 2011, 2010 and 2009, respectively.

25. Segment Reporting

Operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Reportable segments consist of one or more operating segments with similar economic characteristics, products and services, production processes, type of customer, distribution system and regulatory environment. The information provided for segment reporting is based on internal reports utilized by management. Results of operations are reported through two reportable segments: BankAtlantic and Parent Company. BankAtlantic activities consist of banking operations including retail banking services delivered through a network of branches located in Florida. The Parent Company activities include the managing of non-performing loans and related real estate owned acquired from BankAtlantic as well as financing the operations of its subsidiaries.

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

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company evaluates segment performance based on segment net income after tax. The table below is segment information for income from continuing operations for each of the years in the three year period ended December 31, 2011 (in thousands):

	BankAtlantic	Parent Company	Adjusting and Elimination Entries	Segment Total
2011
Interest income	$141,094	240	(6)	141,328
Interest expense	(15,694)	(15,571)	6	(31,259)
(Provision) for loan losses	(70,424)	(1,214)	-	(71,638)
Non-interest income	128,931	(576)	(1,199)	127,156
Non-interest expense	(185,610)	(10,215)	1,199	(194,626)

Segments loss before income taxes	(1,703)	(27,336)	-	(29,039)
Benefit for income tax	298	-	-	298

Segment net loss	$(1,405)	(27,336)	-	(28,741)

Total assets	$3,648,546	323,112	(293,539)	3,678,119

Equity method investments included in total assets	$-	10,106	-	10,106

Goodwill	$13,081			13,081

Expenditures for segment assets	$2,219	-	-	2,219

Depreciation and amortization	$14,519	867	-	15,386

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	BankAtlantic	Parent Company	Adjusting and Elimination Entries	Segment Total
2010
Interest income	$176,025	300	(17)	176,308
Interest expense	(24,691)	(14,872)	17	(39,546)
(Provision) for loan losses	(138,825)	(5,536)	-	(144,361)
Non-interest income	105,762	2,311	(1,060)	107,013
Non-interest expense	(236,315)	(9,043)	1,060	(244,298)

Segments loss before income taxes	(118,044)	(26,840)	-	(144,884)
Benefit for income tax	2,134	-	-	2,134

Segment net loss	$(115,910)	(26,840)	-	(142,750)

Total assets	$4,469,168	338,358	(298,093)	4,509,433

Equity method investments included in total assets	$-	10,361	-	10,361

Goodwill	$13,081			13,081

Expenditures for segment assets	$3,994	-	-	3,994

Depreciation and amortization	$18,253	794	-	19,047

	BankAtlantic	Parent Company	Adjusting and Elimination Entries	Segment Total
2009
Interest income	$223,048	573	(28)	223,593
Interest expense	(59,724)	(15,535)	28	(75,231)
(Provision) for loan losses	(214,244)	(18,414)	-	(232,658)
Non-interest income	129,292	1,564	(1,035)	129,821
Non-interest expense	(258,799)	(9,000)	1,035	(266,764)

Segments loss before income taxes	(180,427)	(40,812)	-	(221,239)
Benefit for income tax	31,719	-	-	31,719

Segment net loss	$(148,708)	(40,812)	-	(189,520)

Total assets	$4,755,122	456,860	(396,365)	4,815,617

Equity method investments included in total assets	$3,256	9,307	-	12,563

Expenditures for segment assets	$3,731	-	-	3,731

Depreciation and amortization	$19,669	795	-	20,464

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

26. Parent Company Financial Information

Condensed statements of financial condition at December 31, 2011and 2010 and condensed statements of operations for each of the years in the three year period ended December 31, 2011 are shown below (in thousands):

	As of December 31,
ASSETS	2011	2010
Cash deposited at BankAtlantic	$2,450	11,688
Interest bearing deposits in other banks	74	538
Securities available for sale	15	8
Investment securities	-	1,500
Investment in BankAtlantic	291,485	286,648
Investment in other subsidiaries	18,554	26,671
Investment in unconsolidated companies	10,106	10,361
Other assets	602	1,413

Total assets	$323,286	338,827

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Due to BankAtlantic	174	470
Junior subordinated debentures	337,114	322,385
Other liabilities	2,924	1,687

Total liabilities	340,212	324,542
Stockholders’ (deficit) equity	(16,926)	14,285

Total liabilities and stockholders’ (deficit) equity	$323,286	338,827

	For the Years Ended December 31,
CONDENSED STATEMENTS OF OPERATIONS	2011	2010	2009
Interest income	$46	72	221
Interest expense junior subordinated debentures	15,572	14,872	15,535

Net interest expense	(15,526)	(14,800)	(15,314)

Securities activity, net	(1,500)	-	19
Income from unconsolidated companies	(255)	1,054	487
Other income	1,166	1,070	1,018

Total non-interest income	(589)	2,124	1,524

Employee compensation and benefits	2,022	2,656	5,036
Advertising and promotion	246	293	250
Professional fees	3,190	2,895	1,798
Other expenses	485	575	528

Total non-interest expense	5,943	6,419	7,612

Loss from continuing operations before taxes	(22,058)	(19,095)	(21,402)
Income tax benefit	-	-	-

Loss before undistributed earnings of subsidiaries	(22,058)	(19,095)	(21,402)
Equity in loss from BankAtlantic	(1,741)	(116,842)	(148,709)
Equity in loss from other subsidiaries	(5,278)	(8,244)	(15,708)

Net loss	$(29,077)	$(144,181)	$(185,819)

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
(In thousands)	2011	2010	2009
Operating activities:
Net loss	$(29,077)	(144,181)	(185,819)
Adjustment to reconcile net income to net cash used in operating activities:
Equity in net undistributed earnings of
BankAtlantic and other subsidiaries	7,274	123,532	167,631
Net gains on sale of Ryan Beck Holdings, Inc.	-	-	(8,589)
Share-based compensation expense	281	703	362
Impairments of investment securities	1,500	-	1,588
Deferred interest on junior subordinated debentures	14,729	14,051	14,139
Amortization and accretion, net	793	793	793
Gains on securities activities	-	-	(1,607)
Increase (decrease) in other liabilities	1,237	(768)	(1,615)
Changes in due from BankAtlantic	(296)	(252)	477
Increase (decrease) in other assets	19	2,531	4,677

Net cash used in operating activities	(3,540)	(3,591)	(7,963)

Investing activities:
Investments in consolidated subsidiaries	(20,000)	(28,000)	(105,000)
Distributions from consolidated subsidiaries	2,838	10,214	5,970
Proceeds from sales of securities	-	-	8,710

Net cash used in investing activities	(17,162)	(17,786)	(90,320)

Financing activities:
Issuance of common stock	11,000	19,601	75,451
Common stock dividends paid	-	-	(282)

Net cash provided by (used in) financing activities	11,000	19,601	75,169

Decrease in cash and cash equivalents	(9,702)	(1,776)	(23,114)
Cash and cash equivalents at beginning of period	12,226	14,002	37,116

Cash and cash equivalents at end of period	$2,524	12,226	14,002

	For the Years Ended December 31
(In thousands)	2011	2010	2009
Cash paid for:
Interest	$-	3	1,027
Supplementary disclosure of non-cash investing and financing activities:
Securities sold pending settlement	-	-	2,018
Increase (decrease) in stockholders’ equity from other comprehensive income	(14,297)	(4,162)	5,860

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

27. Selected Quarterly Results (Unaudited)

The following tables summarize the Company’s quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands except share and per share data).

	First	Second	Third	Fourth
2011	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$39,505	37,280	33,582	30,961	141,328
Interest expense	8,496	8,096	7,301	7,366	31,259

Net interest income	31,009	29,184	26,281	23,595	110,069
Provision for loan losses	27,812	10,709	17,901	15,216	71,638

Net interest income after provision for loan losses	3,197	18,475	8,380	8,379	38,431

(Loss) income before taxes	(22,886)	23,401	(11,916)	(17,638)	(29,039)

Net (loss) income	$(22,887)	23,401	(11,794)	(17,461)	(28,741)

Net (loss) income attributable to
BankAtlantic Bancorp	(23,182)	23,111	(11,540)	(17,466)	(29,077)

Basic (loss) earnings per share	$(1.85)	1.77	(0.74)	(1.11)	(2.04)

Diluted (loss) earnings per share	$(1.85)	1.77	(0.74)	(1.11)	(2.04)

Basic weighted average number of common shares outstanding	12,544,809	13,059,344	15,626,874	15,629,180	14,227,370

Diluted weighted average number of common shares outstanding	12,544,809	13,059,344	15,626,874	15,629,180	14,227,370

The first quarter of 2011 was unfavorably impacted by a $27.8 million provision for loan losses and $2.3 million of real estate owned impairments. The first quarter provision for loan losses primarily related to commercial and residential net loan charge-offs of $13.1 million and $13.7 million, respectively.

The second quarter of 2011 was favorably impacted by a $38.7 million gain from the sale of the Tampa branches, offset by a decline in the provision for loan losses compared to prior quarters. The lower provision for loan losses primarily resulted from a reduction in the allowance for loan losses.

During the third quarter of 2011, the Company recognized provisions for loan losses of $17.9 million and $6.2 million of professional fees primarily associated with tax certificate litigation. Additionally, during the third quarter real estate owned impairments were $3.5 million and net interest income during the third quarter compared to prior quarters decline primarily from $7.0 million of gains from the sales of agency securities.

On June 16, 2011, the Company completed a rights offering of Class A common stock to its shareholders at a subscription price of $3.75 per share and issued 3,025,905 shares of its Class A common stock to existing shareholders.

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the fourth quarter of 2011, the Company’s recognized provisions for loan losses of $15.2 million and real estate owned impairment charges of $1.9 million. The Company also recognized $2.1 million of gains on the sales of loans. The provision for loan losses was primarily associated with commercial real estate loans.

	First	Second	Third	Fourth
2010	Quarter	Quarter	Quarter	Quarter	Total

Interest income	$47,788	43,349	44,407	40,764	176,308
Interest expense	11,814	9,920	9,098	8,714	39,546

Net interest income	35,974	33,429	35,309	32,050	136,762
Provision for loan losses	30,755	48,553	24,410	40,643	144,361

Net interest income after provision for loan losses	5,219	(15,124)	10,899	(8,593)	(7,599)

(Loss) before taxes	(20,431)	(51,250)	(25,147)	(48,056)	(144,884)

(Loss) from continuing operations	(20,521)	(51,250)	(25,184)	(45,795)	(142,750)
Discontinued operations	-	-	-	(500)	(500)

Net loss	$(20,521)	(51,250)	(25,184)	(46,295)	(143,250)

Net loss attributable to BankAtlantic Bancorp	(20,729)	(51,489)	(25,409)	(46,554)	(144,181)

Basic (loss) per share from continuing operations	$(2.10)	(5.08)	(2.09)	(3.69)	(12.87)
Basic (loss) per share from discontinued operations	-	-	-	(0.04)	(0.04)

Basic (loss) per share	$(2.10)	(5.08)	(2.09)	(3.73)	(12.91)

Diluted (loss) per share from continuing operations	$(2.10)	(5.08)	(2.09)	(3.69)	(12.87)
Diluted (loss) per share from discontinued operations	-	-	-	(0.04)	(0.04)

Diluted (loss) per share	$(2.10)	(5.08)	(2.09)	(3.73)	(12.91)

Basic weighted average number of common shares outstanding	9,866,917	10,135,714	12,156,703	12,514,109	11,166,951

Diluted weighted average number of common shares outstanding	9,866,917	10,135,714	12,156,703	12,514,109	11,166,951

The first quarter of 2010 was unfavorably impacted by a $30.8 million provision for loan losses. The first quarter provision for loan losses primarily related to commercial and consumer loan charge-offs of $21.3 million and $10.8 million, respectively.

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

BANKATLANTIC BANCORP, INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2011, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Certified Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2011and 2010.

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2011.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2011.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2011.

Notes to Consolidated Financial Statements.

(2)	Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

(3)	Exhibits

The following exhibits are either filed as a part of this Form 10-K or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit Number	Description	Reference

3.1	Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed on August 14, 2001.
3.2	Articles of Amendment to the Restated Articles of Incorporation, effective May 20, 2008	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on May 5, 2008.
3.3	Articles of Amendment to the Restated Articles of Incorporation, effective September 24, 2008	Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C, filed on September 4, 2008.
3.4	Articles of Amendment to the Restated Articles of Incorporation, effective September 26, 2008	Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed on September 26, 2008.
3.5	Articles of Amendment to the Restated Articles of Incorporation, effective May 19, 2009	Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2009.
3.6	Amended and Restated Bylaws	Amendment No. 1 to Form 10-K for the year ended December 31, 2007, filed on April 29, 2008.
3.7	Articles of Amendment to the Restated Articles of Incorporation of BankAtlantic Bancorp, Inc.	Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 11, 2011.
10.2	2005 Restricted Stock and Option Plan	Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A, filed on April 29, 2009.
10.18	Employment agreement of Lloyd B. DeVaux	Form 10-K for the year ended December 31, 2001, filed on March 30, 2002.
10.20	Indenture for the Registrant’s 8.50% Junior Subordinated Debentures due 2027 held by BBC Capital Trust II	Exhibit 4.4 to the Registrant’s form S-3A, filed on October 24, 2001 (Registration 333-71594 and 333-71594-01.)
10.21	Amended and Restated Trust Agreement of BBC Capital Trust II	Exhibit 4.9 to the Registrant’s Registration Statement From S-3A, filed on October 27, 2001 (Registration Nos. 333-71594 and 333-71594-01).
10.22	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust III	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.
10.23	Indenture for the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures held by BBC Capital Trust III	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.
10.24	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust IV	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.
10.25	Indenture for the Registrant’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 held by BBC Capital Statutory Trust IV	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.
10.26	Amended and Restated Trust Agreement of BBC Capital Trust V	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.
10.27	Indenture for the Registrant’s Floating Rate Junior Subordinated Notes due 2032 held by BBC Capital Trust V	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.
10.28	Indenture for the Company’s Floating Rate Junior Subordinated Notes due 2032 held by BBC Capital Trust VI	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.29	Amended and Restated Trust Agreement of BBC Capital Trust VI	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.

Exhibit Number	Description	Reference

10.30	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2032 held by BBC Capital Statutory Trust VII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.31	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust VII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.32	Indenture for the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 held by BBC Capital Trust VIII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.33	Amended and Restated Declaration of Trust of BBC Capital Trust VIII	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.34	Indenture for the Company’s Floating Rate Junior Subordinated Debt Securities due 2033 held by BBC Capital Trust IX	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.35	Amended and Restated Declaration of Trust of BBC Capital Trust IX	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.36	Indenture for BankAtlantic’s Floating Rate Subordinated Debt Securities due 2012	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.37	Amendment to the BankAtlantic Bancorp, Inc. 1999 Stock Option Plan	Form 10-K for the year ended December 31, 2002, filed on March 31, 2003.
10.38	Amended and Restated BankAtlantic Bancorp 2001 Option Plan*	Appendix B to the Registrant’s Definitive Proxy Statement filed on April 18, 2002.
10.39	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust X	Exhibit 10.1 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.
10.40	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust X	Exhibit 10.2 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.
10.41	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust XI	Exhibit 10.3 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.
10.42	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust XI	Exhibit 10.4 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.
10.43	Amended and Restated Declaration of Trust of BBC Capital Statutory Trust XII	Exhibit 10.5 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.
10.44	Indenture for the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2033 held by BBC Capital Statutory Trust XII	Exhibit 10.6 to the Registrant’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 filed on May 15, 2003.
10.46	Non-employee Director Compensation Plan for 2005	Exhibit 10.1 to the Registrant’s Form 8-K Filed on May 23, 2005.
10.52	Agreement and Plan of Merger between Stifel Financial Corp and BankAtlantic Bancorp, Inc.	Exhibit 10.5 to the Registrant’s Form 8-K filed on January 12, 2007.
10.54	Amendment to Agreement and Plan of Merger between Stifel Financial Corp and BankAtlantic Bancorp, Inc.	Exhibit 10. 1 to the Registrant’s current report on Form 8-K/A dated August 14, 2008 filed on August 20, 2008.
10.55	BankAtlantic Bancorp, Inc. – Order to Cease and Desist	Exhibit 10. 1 to the Registrant’s current report on Form 8-K dated February 23, 2011 filed on February 25, 2011.
10.56	BankAtlantic – Order to Cease and Desist	Exhibit 10. 2 to the Registrant’s current report on Form 8-K dated February 23, 2011 filed on February 25, 2011.

Exhibit Number	Description	Reference

10.57	Stock Purchase Agreement Dated November 1, 2011 Between BB&T Corporation and BankAtlantic Bancorp, Inc.	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 7, 2011.
10.58	Amendment to Stock Purchase Agreement	Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed on March 16, 2012.
10.59	Purchase and Assumption Agreement Dated January 28, 2011 between PNC Bank and BankAtlantic	Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 31, 2011.
21.1	Subsidiaries of the Registrant.	Filed with this Report.
23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report.
101	Interactive data files

*Compensatory Plan

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BankAtlantic Bancorp, Inc.

March 30, 2012	By:	/s/Alan B. Levan
Alan B. Levan, Chairman of the Board,
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Alan B. Levan	Chairman of the Board and Chief Executive Officer	3/30/2012
Alan B. Levan
/s/John E Abdo	Vice Chairman of the Board	3/30/2012
John E. Abdo
/s/Valerie C. Toalson	Executive Vice President and Chief Financial Officer	3/30/2012
Valerie C. Toalson
/s/Steven M. Coldren	Director	3/30/2012
Steven M. Coldren
/s/Bruno L. Di Giulian	Director	3/30/2012
Bruno L. Di Giulian
/s/Charlie C. Winningham, II	Director	3/30/2012
Charlie C. Winningham, II
/s/Jarett S. Levan	Director and President	3/30/2012
Jarett S. Levan
/s/D. Keith Cobb	Director	3/30/2012
D. Keith Cobb
/s/Willis N. Holcombe	Director	3/30/2012
Willis N. Holcombe
/s/David A. Lieberman	Director	3/30/2012
David A. Lieberman