Form 10-K/A
period 2011-12-31
BANKATLANTIC BANCORP INC
filed 2012-04-10
CIK 921768

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting Company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES  ☐        NO  ☑

On June 30, 2011, the aggregate market value of the registrant’s voting common equity held by non-affiliates was $45.3 million computed by reference to the closing price of the registrant’s Class A Common Stock on such date. The registrant does not have any non-voting common equity.

The number of outstanding shares of each of the registrant’s classes of common stock, as of April 1, 2012 was as follows:

Class A Common Stock, $.01 par value: 15,434,564 shares outstanding

Class B Common Stock, $.01 par value: 195,045 shares outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

BankAtlantic Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2011 to include the information required by Items 10-14 of Part III of Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information with respect to the Company’s directors and executive officers as of April 1, 2012.

Name	Age	Position
Alan B. Levan	67	Chairman and Chief Executive Officer of the Company; Chairman of BankAtlantic
John E. Abdo	68	Vice Chairman of the Company and BankAtlantic
D. Keith Cobb	71	Director
Steven M. Coldren	64	Director
Bruno L. Di Giulian	78	Director
Willis N. Holcombe	66	Director
Jarett S. Levan	38	Director and President of the Company; President and Chief Executive Officer of BankAtlantic
David A. Lieberman	76	Director
Charlie C. Winningham, II	79	Director
Lloyd B. DeVaux	59	Executive Vice President and Chief Operating Officer of the Company and BankAtlantic
Jay C. McClung	63	Executive Vice President and Chief Risk Officer of BankAtlantic
Susan D. McGregor	51	Executive Vice President and Chief Talent Officer of the Company and BankAtlantic
Lewis F. Sarrica	68	Executive Vice President and Chief Investment Officer of BankAtlantic
Valerie C. Toalson	46	Executive Vice President and Chief Financial Officer of the Company and BankAtlantic

The following additional information is provided for each of the above-named individuals, including, with respect to each director, the specific experience, qualifications, attributes and/or skills of the director which, in the opinion of the Company’s Board of Directors, qualifies him to serve as a director and are likely to enhance the Board of Directors’ ability to manage and direct the Company’s business and affairs. Officers serve at the discretion of the Board of Directors. Except as set forth below, there is no family relationship between any of the directors or executive officers. In addition, there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

Alan B. Levan has served as Chairman and Chief Executive Officer of the Company since 1994 and as Chairman of BankAtlantic since 1987. Since 1978, Mr. Levan has served as Chairman, President and Chief Executive Officer of BFC Financial Corporation (“BFC”) or its predecessors. He has also served as Chairman of Bluegreen Corporation (“Bluegreen”), a New York Stock Exchange (“NYSE”) listed company, since 2002 and as a director of Benihana Inc. (“Benihana”), a Nasdaq Global Select Market listed company, since 2009. BFC, which owns shares of the Company’s Class A Common Stock and Class B Common Stock representing a majority of the voting power of the Company, owns a controlling position in Bluegreen’s common stock and a significant investment in Benihana. Mr. Levan also served as Chairman and Chief Executive Officer of Woodbridge Holdings Corporation (“Woodbridge”) from 1985 until 2009 when it merged with a wholly-owned subsidiary of BFC. The Board believes that Mr. Levan is a strong operating executive and that his leadership and management skills contribute greatly to the Board and the Company. The Board also believes that Mr. Levan’s insight on strategic planning and development is valuable to the Board and that his long history of service as a director and executive officer has provided him with a thorough understanding of the Company’s business, affairs and prospects, which provides important perspective to the Board. Alan B. Levan is the father of Jarett S. Levan.

John E. Abdo has served as Vice Chairman of the Company since 1994 and as Vice Chairman of BankAtlantic since 1987. Since 1988, Mr. Abdo has served as a director of BFC and, since 1993, he has served as BFC’s Vice Chairman. He is also the Vice Chairman of Bluegreen and Benihana. In addition, Mr. Abdo is the President of Abdo Companies, Inc., a member of the Board of Directors of the Broward Performing Arts Center Authority (PACA) and former President and current director and Chairman of the Finance Committee of the Broward Performing Arts Foundation. Mr. Abdo served as Vice Chairman of Woodbridge from 2001 until 2009 when it was merged with a wholly-owned subsidiary of BFC. The Board believes that it benefits greatly from Mr. Abdo’s contributions to the Board, many of which are the result of his knowledge of the business and affairs of the Company, owing to his long history of service, and his extensive knowledge of the Florida business community. The Board also believes Mr. Abdo’s real estate background provides additional perspective to the Board.

D. Keith Cobb has served as a director of the Company since 2003. Since 1996, he has served as a business consultant and strategic advisor to a number of companies. In addition, Mr. Cobb completed a six-year term on the Board of the Federal Reserve Bank of Miami in 2002. Mr. Cobb spent 32 years as a practicing CPA at KPMG, and was Vice Chairman and Chief Executive Officer of Alamo Rent A Car, Inc. from 1995 until its sale in 1996. Mr. Cobb also serves on the Boards of Directors of BFC (since 2004) and Alliance Data Systems Corporation (since 2004) and, from 1998 through 2008, he served on the Board of Directors of RHR International, Inc. The Board believes that it benefits from Mr. Cobb’s experience as a successful business consultant and strategic advisor, which allows Mr. Cobb to bring key insight to the Board with respect to the Company’s business and strategic development. The Board further believes that Mr. Cobb’s extensive accounting, banking, financial and board service background contributes significant experience and expertise to the Board. Mr. Cobb’s public accounting experience and financial expertise also make him a valuable asset to the Audit Committee.

Steven M. Coldren became a director of BankAtlantic in 1986 and a director of the Company in 1994 when BankAtlantic reorganized into a holding company structure. He is the President/Founder of Business Information Systems, Inc., a distributor of commercial recording systems since 1982. Until 2004, Mr. Coldren was also Chairman of Medical Information Systems, Corp., a distributor of hospital computer systems. The Board believes that Mr. Coldren’s business and financial experience as the President/Founder of Business Information Systems and Chairman of Medical Information Systems, combined with his knowledge of the Company’s business as a consequence of his service as a director of BankAtlantic for over 25 years and as a director of the Company for over 15 years, are valuable to the Board.

Bruno L. Di Giulian became a director of BankAtlantic in 1985 and a director of the Company in 1994 when BankAtlantic reorganized into a holding company structure. Mr. Di Giulian joined the law firm of Conrad & Scherer, LLP as a partner in 2009. He has also operated his own law firm, Bruno L. Di Giulian. P.A. Attorney at Law, since November 2009. Mr. Di Giulian previously was an attorney at the law firm of Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden McClosky”), from which he retired his of counsel position in 2006. He has also served as a mediator since 1996, when he was certified by the Supreme Court of Florida as a Circuit Civil Mediator. The Board believes that Mr. Di Giulian’s wide range of legal and business experience gained during his career as a practicing attorney contributes greatly to the strategic composition of the Board. The Board also believes that it benefits from Mr. Di Giulian’s vast knowledge of the Company’s business and affairs resulting from his service as a director of BankAtlantic for over 25 years and his service as a director of the Company for over 15 years.

Willis N. Holcombe has served as a director of the Company since 2003. Dr. Holcombe served as the Chancellor of the Florida College System from October 2007 until his retirement in November 2011. He previously served as the President of Broward Community College from January 1987 until January 2004, as well as the interim President of Broward Community College from November 2006 to July 2007. Dr. Holcombe also served as a director on the Florida Prepaid College Board from January 2008 through

November 2011. The Board believes that Dr. Holcombe’s academic background and management acumen, including his previous service as Chancellor of the Florida College System, give him a unique perspective to provide meaningful insight to the Board. The Board also believes that it benefits from Dr. Holcombe’s knowledge of, and relationships within, the South Florida community.

Jarett S. Levan has served as a director of the Company since 1999. He is the President of the Company and the Chief Executive Officer and President of BankAtlantic and has served in various capacities at BankAtlantic, including as Executive Vice President and Chief Marketing Officer; President, Alternative Delivery; President, BankAtlantic.com; and Manager of Investor Relations. He joined BankAtlantic as an attorney in the Legal Department in January 1998. He has served as a director of BFC since September 2009 and Executive Vice President of BFC since April 2011. In addition, he currently serves as Chairman of the Cultural Foundation of Broward and as a director of the Broward Performing Arts Foundation, the Broward Workshop, the Broward Alliance, the Fort Lauderdale Museum of Art, the Museum of Discovery & Science (Fort Lauderdale) and the Broward County Cultural Council. The Board believes that Mr. Levan is a strong and dedicated operating executive and that his extensive experience as an employee, officer and director of the Company and his knowledge of the Company’s business, affairs and prospects are valuable to the Board. The Board also believes that it benefits from Mr. Levan’s community involvement and relationships within the South Florida market. Jarett S. Levan is the son of Alan B. Levan.

David A. Lieberman has served as a director of the Company since 2006. Mr. Lieberman served as Senior Vice President for Business and Finance at the University of Miami from 1978 until his retirement in 2006. He currently holds the title of Senior Vice President for Business and Finance Emeritus. Mr. Lieberman was a practicing CPA at Arthur Andersen for the twelve years ended 1969. From 2004 through 2007, Mr. Lieberman served as a director of Foamex International, Inc. until 2009 and IVAX Corporation prior to its acquisition in January 2006 by Teva Pharmaceutical Industries, Ltd. Foamex International filed for Chapter 11 bankruptcy protection during September 2005. Mr. Lieberman joined the Board of Directors of Foamex International at a time when it was already in financial distress, and during his director tenure, Foamex International successfully restructured its debt, pursuant to which its creditors were paid in full, including interest, and its stockholders’ equity was maintained. Mr. Lieberman also previously served as a director of two privately owned banks in the South Florida market and was the Chairman of the Audit Committee of one of such banks. The Board believes that Mr. Lieberman’s business and financial knowledge gained from both his service as Senior Vice President for Business and Finance at the University of Miami and his bank and public company board service experience enable him to provide critical insight to the Board. His accounting and financial knowledge also make him a valuable asset to the Audit Committee.

Charlie C. Winningham, II became a director of BankAtlantic in 1976 and a director of the Company in 1994 when BankAtlantic reorganized into a holding company structure. Mr. Winningham is a private investor. He was the President of C.C. Winningham Corporation, a land surveying firm, from 1963 until his retirement in 2003. The Board believes that it benefits from Mr. Winningham’s experience in the real estate market resulting from his service as President of C.C. Winningham Corporation for 40 years. As a director of BankAtlantic for over 30 years and director of the Company for over 15 years, Mr. Winningham has a strong appreciation for, and vast knowledge of, the business and affairs of the Company, which allows him to provide critical insight to the Board.

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

Jay C. McClung became BankAtlantic’s Executive Vice President and Chief Risk Officer in December 2004 after previously serving as a consultant to BankAtlantic and as its Executive Vice President

and Chief Credit Officer. Before joining BankAtlantic, Mr. McClung was the Executive Vice President and Chief Credit Officer at Synovus Financial Corporation from 1995 through 2000.

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

Lewis F. Sarrica joined BankAtlantic in April 1986 and became Executive Vice President and Chief Investment Officer in December 1986. Prior to joining BankAtlantic, Mr. Sarrica served as First Vice President and Investment Division Director of Dollar Dry Dock Savings Bank from 1981 through 1986.

Valerie C. Toalson joined BankAtlantic in February 2006 as Senior Vice President and Chief Financial Officer. She was promoted to Executive Vice President of BankAtlantic in January 2007 and Executive Vice President and Chief Financial Officer of the Company in July 2007. She previously served as Senior Vice President and Controller of Bank of Oklahoma, N.A., and in several other senior operating positions with that company. Prior to 1993, she was a Manager in the financial services industry practice with Price Waterhouse as a practicing CPA.

Advisory Director

In addition to the directors elected by the Company’s shareholders, from time to time the Board of Directors may appoint advisory directors to supplement the experience and expertise of the Company’s elected directors. During October 2009, the Board of Directors appointed Tony Segreto to serve as an advisory director. Mr. Segreto, age 62, formerly served as a news anchor on NBC’s South Florida affiliate for 40 years and is an active member of the South Florida community. He serves on the Boards of Directors of the Dan Marino Foundation, the Boys and Girls Club of Broward, 211 Broward and Forever Family, and he is the spokesperson for the Make-A-Wish Foundation and St. Jude’s Children’s Research Hospital. Mr. Segreto also serves on the Advisory Board of the Nova Southeastern University H. Wayne Huizenga School of Business and Entrepreneurship, and he is a member of the Orange Bowl Committee and the Board of Directors of the Miami Sports Commission, among other civic services. In his capacity as advisory director, Mr. Segreto receives notice of, and regularly attends meetings of, the Company’s Board of Directors and provides insight and advice to the Board. However, he has no voting authority and is not included in quorum determinations. Mr. Segreto also serves as a consultant to BankAtlantic.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company and written representations that no other reports were required, the Company believes that, except as described below, all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis during the year ended December 31, 2011. On June 24, 2011, Alan B. Levan filed a Form 4 to report the purchase by Levan Enterprises, Ltd. and Levan Partners, LLC of an aggregate of 1,261 shares of the Company’s Class A Common Stock in the Company’s rights offering which expired on June 16, 2011. Mr. Alan Levan may be deemed to be the beneficial owner of the shares of the Company’s Class A Common Stock owned by those entities.

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

Audit Committee Members and Financial Expert

The Company’s Board of Directors has established an Audit Committee. The Audit Committee consists of D. Keith Cobb, Chairman, Steven M. Coldren and David A. Lieberman. The Board has determined that each member of the Audit Committee is “financially literate” and “independent” within the meaning of the listing standards of the NYSE and applicable Securities and Exchange Commission (“SEC”) regulations. Mr. Cobb, the Chairman of the Audit Committee, and Mr. Lieberman are each qualified as “audit committee financial experts” within the meaning of SEC regulations.

Item 11.	Executive Compensation.

Summary Compensation Table

All officers of the Company are also officers of BankAtlantic. The following table sets forth certain summary information concerning compensation paid or accrued by the Company or BankAtlantic during the years ended December 31, 2011 and 2010 to or on behalf of the Company’s Chief Executive Officer and each of the next two highest paid executive officers during the year ended December 31, 2011 (collectively, the “Named Executive Officers”). Officers of the Company who also serve as officers or directors of affiliates also receive compensation from such affiliates for services rendered on behalf of the affiliates.

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(3)	All Other Compensation (4)	Total
Alan B. Levan,	2011	$503,519	$—	$—	$—	$—	$(19,630)	$11,675	$495,564
Chief Executive Officer	2010	$552,716	$—	$310,000	$—	$23,663	$(19,539)	$15,328	$882,168

John E. Abdo,	2011	$503,519	$—	$—	$—	$—	$(8,344)	$40	$495,215
Vice Chairman	2010	$552,716	$—	$310,000	$—	$23,663	$(8,313)	$420	$878,486

Jarett S. Levan,	2011	$450,586	$—	$—	$—	$—	$42	$30,265	$480,893
President (CEO and	2010	$482,081	$—	$186,000	$—	$12,437	$—	$20,159	$700,677
President of BankAtlantic)

(1)	Represents the aggregate grant date fair value of restricted stock awards granted to the Named Executive Officers on February 23, 2010. Each of Mr. Alan Levan and Mr. Abdo received 50,000 restricted shares of Class A Common Stock, and Mr. Jarett Levan received 30,000 restricted shares of Class A Common Stock. These awards were granted under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock Option Plan and will vest in four equal annual installments, with the first two installments having vested on February 23, 2011 and 2012. Assumptions used in the calculation of the grant date fair value of these awards are included in Note 21 to the Company’s audited financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 30, 2012.

(2)

During 2006, the Company’s Board of Directors and shareholders approved the BankAtlantic Bancorp, Inc. 2006 Performance-Based Annual Incentive Plan, which was designed to advance the interests of the Company and its shareholders by providing certain of the Company’s key executives with annual incentive compensation tied to the achievement of pre-established and objective performance goals and to promote the success and profitability of the Company’s business. During 2010 and 2011, all members of the Executive Management Council of BankAtlantic, including the Named Executive Officers, were eligible to receive bonuses ranging from 50% to 200% of the applicable executive officer’s base salary based, in whole or in part, upon the achievement of quarterly and annual threshold objectives, including objectives related to reductions in core non-interest expense and targets for core earnings. The amounts for 2010 represent amounts earned by the Named Executive Officers based on the achievement of the performance objectives for the first quarter of 2010. While the annual performance objective related to core earnings established for 2010 was achieved, in light of the overall financial environment, and based on the recommendation of Mr. Alan Levan and the concurrence of Mr. Abdo and Mr. Jarett Levan, the Company’s Compensation Committee determined not to grant any bonuses related to the achievement of that objective. No amounts were paid to the Named Executive Officers or accrued by the Company on behalf of the Named Executive Officers with respect to the performance objectives established for 2011.

(3)	Represents the increase (decrease) in the actuarial present value of accumulated benefits under the Retirement Plan for Employees of BankAtlantic (the “Retirement Plan”). Additional information regarding the Retirement Plan is set forth in the narrative accompanying the “Pension Benefits – 2011” table below.

(4)	Items included under “All Other Compensation” for 2011 for each Named Executive Officer are set forth in the table below:

Name	Perquisites and Other Personal Benefits		Dividends on REIT Shares	Total
Alan B. Levan	$11,635		$40	$11,675
John E. Abdo	—		40	40
Jarett S. Levan	30,225	(a)	40	30,265

(a)	Includes approximately $30,000 of social club memberships, dues and event fees.

Outstanding Equity Awards at Fiscal Year-End — 2011

The following table sets forth certain information regarding equity-based awards of the Company held by the Named Executive Officers as of December 31, 2011.

	Option Awards						Stock Awards
	Number of Securities Underlying Unexercised Options(1)		Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise	Option Expiration	Number of Shares or Units of Stock That Have Not		Market Value of Shares or Units of Stock That Have Not	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	Exercisable		Unexercisable	Options	Price	Date	Vested		Vested	Vested	Vested
Alan B. Levan	3,135	(2)		N/A	$213.96	3/4/2012
	3,135	(3)			$185.26	3/31/2013
	2,400	(4)			$455.00	7/5/2014
	2,400	(5)			$475.50	7/11/2015
							37,500	(6)	$126,750	N/A	N/A

John E. Abdo	2,900	(2)		N/A	$213.96	3/4/2012
	2,900	(3)			$185.26	3/31/2013
	1,600	(4)			$455.00	7/5/2014
	1.600	(5)			$475.50	7/11/2015
							37,500	(6)	$126,750	N/A	N/A

Jarett S. Levan	653	(2)		N/A	$213.96	3/4/2012
	784	(3)			$185.26	3/31/2013
	601	(4)			$455.00	7/5/2014
	600	(5)			$475.50	7/11/2015
							22,500	(6)	$76,050	N/A	N/A

(1)	All options are to purchase shares of the Company’s Class A Common Stock.
(2)	Vested on March 4, 2007.
(3)	Vested on March 31, 2008.
(4)	Vested on July 6, 2009.
(5)	Vested on July 12, 2010.
(6)	Vesting pro-rata over four years, with the first two installments having vested on February 23, 2011 and 2012. Includes 12,500 shares for each of Mr. Alan Levan and Mr. Abdo, and 7,500 shares for Mr. Jarett Levan, which vested with the second installment on February 23, 2012.

Pension Benefits — 2011

The following table sets forth certain information with respect to accumulated benefits as of December 31, 2011 under any plan that provides for payments or other benefits to the Named Executive Officers at, following, or in connection with, retirement.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit(1)		Payments During Last Fiscal Year
Alan B. Levan	Retirement Plan for Employees of BankAtlantic	26	$1,022,358	(2)	$0

John E. Abdo	Retirement Plan for Employees of BankAtlantic	14	424,580	(3)	0

Jarett S. Levan	Retirement Plan for Employees of BankAtlantic	1	710	(3)	0

(1)	Assumptions used in the calculation of these amounts are included in Note 18 to the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, except that retirement age was assumed to be 65, the normal retirement age as defined in the Retirement Plan.
(2)	Represents the present value of accumulated benefits under the Retirement Plan and the supplemental retirement benefit described below.
(3)	Represents the present value of accumulated benefits under the Retirement Plan. Neither Mr. Abdo nor Mr. Jarett Levan is entitled to the supplemental retirement benefit described below.

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

During 1996, BankAtlantic amended the Retirement Plan and adopted a supplemental benefit for certain executives, as permitted by the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code (the “Code”). This was done because of a change in the Code that operated to restrict the amount of the executive’s compensation that may be taken into account for Retirement Plan purposes, regardless of the executive’s actual compensation. The intent of the supplemental benefit, when added to the regular Retirement Plan benefit, was to provide to certain executives the same retirement benefits that they would have received had the Code limits not been enacted, subject to other requirements of the Code. The supplemental benefit also was frozen as of December 31, 1998. Because the percentage of pre-retirement compensation payable from the Retirement Plan to Mr. Alan Levan, including the Retirement Plan’s supplemental benefit, fell short of the benefit that he would have received under the Retirement Plan absent the Code limits, BankAtlantic adopted the Split-Dollar Life Insurance Plan (the “Split-Dollar Plan”) described below.

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

Split-Dollar Plan

BankAtlantic adopted the Split-Dollar Plan in 1996 to provide additional retirement benefits to Mr. Alan Levan, whose monthly benefits under the Retirement Plan were limited by changes to the Code. Under the Split-Dollar Plan and its accompanying agreement with Mr. Alan Levan, BankAtlantic arranged for the purchase of an insurance policy (the “Policy”) insuring the life of Mr. Alan Levan. The Policy accumulated cash value over time, which cash value is expected to supplement Mr. Alan Levan’s retirement benefit payable from the Retirement Plan. Under the terms and conditions of the agreement between BankAtlantic and Mr. Alan Levan, Mr. Alan Levan owns the Policy, but BankAtlantic agreed to make premium payments for the Policy until Mr. Alan Levan reached the retirement age of 65 (or his death if earlier), after which time BankAtlantic was entitled to be reimbursed for the amount of all premiums previously paid by it for the Policy. The Split-Dollar Plan was not included in the freezing of the Retirement Plan, and BankAtlantic made premium payments for the Policy from 1998 through 2009, when Mr. Alan Levan reached the retirement age of 65. During 2010, BankAtlantic was reimbursed $3,492,212 for premium payments previously paid by it for the Policy.

Payments Related to the Sale of BankAtlantic

Subject to any applicable regulatory approval, each of the Named Executive Officers is expected to receive compensation and other payments in connection with the Company’s previously announced transaction with BB&T Corporation (“BB&T”) involving the sale of BankAtlantic to BB&T. In addition, certain restricted stock awards of shares of our Class A Common Stock held by the Named Executive Officers may, subject to the approval of the Company’s Compensation Committee, accelerate and immediately vest upon the closing of the transaction. The table below contains certain information regarding these payments and the vesting of restricted stock awards held by the Named Executive Officers.

Name	Cash ($)(1)	Equity ($)(2)	Pension/ NQDC ($)	Perquisites/ Benefits ($)	Tax Reimbursement ($)	Other ($)	Total ($)
Alan B. Levan	3,645,179	103,250	–	–	–	–	3,748,429
John E. Abdo	3,623,194	103,250	–	–	–	–	3,726,444
Jarett S. Levan	2,913,764	61,950	–	–	–	–	2,975,714

(1)

With respect to each Named Executive Officer, $1,500,000 of the cash payment is in exchange for his entry into a three-year non-competition and employee non-solicitation agreement in favor of BB&T in a mutually agreeable form with terms consistent with the restrictive covenants applicable to the Company under the stock purchase agreement between the Company and BB&T. The balance for each Named Executive Officer represents two times the average annual salary and bonus of the Named Executive Officer for the years ended December 31, 2008, 2009 and 2010. All such payments are to be made or reimbursed by BB&T.

(2)	Based on the $4.13 per share closing price of the Company’s Class A Common Stock on the NYSE on April 2, 2012.

Compensation of Directors

The Compensation Committee recommends director compensation to the Board based on factors it considers appropriate and based on the recommendations of management. Each non-employee director currently receives $70,000 annually for service on the Board of Directors, payable in cash. Members of the Audit Committee currently receive an additional $4,000 per quarter for their service on that committee. The Chairman of the Audit Committee currently receives an additional fee of $1,000 per quarter for service as Chairman. The Chairman of the Compensation Committee and the Nominating/Corporate Governance Committee currently receives annual cash fees of $3,500 for his service on each such committee. Other than the Chairman, members of the Compensation Committee and the Nominating/Corporate Governance Committee do not currently receive additional compensation for their service on those committees. Director Di Giulian currently serves as a trustee of the BankAtlantic Pension Plan, for which he was compensated directly by such pension plan in the amount of $9,000 during 2011. Director Abdo also serves as a trustee of the BankAtlantic Pension Plan; however, he did not receive any compensation for such service during 2011. Directors who are also officers of the Company or its subsidiaries did not receive additional compensation for their service as directors during 2011.

Director Compensation Table – 2011

The following table sets forth certain information regarding the compensation paid to each individual who served as a non-employee director of the Company during the year ended December 31, 2011 for his service on the Board and its committees.

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (3)	Total
D. Keith Cobb(4)	$90,000	$0	$0	N/A	N/A	$0	$90,000
Steven M. Coldren	93,000	0	0	N/A	N/A	0	93,000
Bruno L. Di Giulian	70,000	0	0	N/A	N/A	9,000	79,000
Willis N. Holcombe	70,000	0	0	N/A	N/A	0	70,000
David A. Lieberman	86,000	0	0	N/A	N/A	0	86,000
Charlie C. Winningham, II	70,000	0	0	N/A	N/A	0	70,000

(1)	As of December 31, 2011, none of the individuals included in the table above held any restricted shares of Class A Common Stock.

(2)	The table below sets forth the aggregate number of shares of Class A Common Stock underlying options held by each individual included in the table above as of December 31, 2011:

Name	Stock Options
D. Keith Cobb	3,907
Steven M. Coldren	1,001
Bruno L. Di Giulian	4,029
Willis N. Holcombe	4,313
David A. Lieberman	3,913
Charlie C. Winningham, II	3,507

(3)	Represents the amount paid as fees for service as a trustee of the BankAtlantic Pension Plan.

(4)	During 2011, Mr. Cobb also received compensation valued at $73,500 for his service on BFC’s Board of Directors and its committees.

As previously described, in addition to the directors elected by the Company’s shareholders, the Board of Directors has appointed Tony Segreto to serve as an advisory director. Mr. Segreto currently receives $70,000 per year in consideration for his service as an advisory director. Mr. Segreto also serves as a consultant to BankAtlantic and earns $30,000 per year for such services. In addition, he currently serves as a trustee of the BankAtlantic Pension Plan, for which he was compensated directly by such pension plan in the amount of $9,000 during 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 1, 2012, certain information as to the Company’s Class A Common Stock and Class B Common Stock beneficially owned by (i) each of the Company’s directors as of April 1, 2012, (ii) each of the Named Executive Officers, (iii) all of the Company’s directors and executive officers as of April 1, 2012 as a group and (iv) all other persons known by management to own in excess of 5% of the outstanding shares of such stock as of April 1, 2012. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and with the Company pursuant to the Exchange Act. For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of Class A Common Stock or Class B Common Stock (i) over which he or she has or shares, directly or indirectly, voting or investment power, or (ii) of which he or she has the right to acquire beneficial ownership at any time within 60 days after April 1, 2012. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose, or direct the disposition of, such shares. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the shares beneficially owned. The address of all parties listed below is 2100 West Cypress Creek Road, Fort Lauderdale, Florida 33309.

Name of Beneficial Owner	Class A Stock Ownership			Class B Stock Ownership			Percent of Class A Stock	Percent of Class B Stock
BFC Financial Corporation(1)	8,133,353	(7)		195,045	(7)		52.71%	100.00%
Alan B. Levan(1)(5)	8,248,411	(2	)(4)(7)	195,045	(2	)(7)	53.41%	100.00%
John E. Abdo(1)	8,236,676	(2	)(4)(7)	195,045	(2	)(7)	53.35%	100.00%
D. Keith Cobb	11,707	(3	)(4)	—			*	—
Steven M. Coldren	6,790	(4)		—			*	—
Bruno L. Di Giulian	4,838	(4)		—			*	—
Willis N. Holcombe	4,449	(4)		—			*	—
Jarett S. Levan(5)	21,512	(4)		—			*	—
David A. Lieberman	8,732	(4)		—			*	—
Charlie C. Winningham, II	10,508	(4)		—			*	—
All directors and executive officers of the Company as of April 1, 2012 as a group (14 persons)	8,504,812	(6	)(7)	195,045	(7)		54.94%	100.00%

*	Less than one percent of the class.

(1)	BFC may be deemed to be controlled by Alan B. Levan and John E. Abdo, who collectively may be deemed to have an aggregate beneficial ownership of shares of BFC’s common stock representing approximately 72% of the total voting power of BFC. Mr. Alan Levan serves as Chairman and Chief Executive Officer of the Company and BFC and Chairman of BankAtlantic. Mr. Abdo serves as Vice Chairman of the Company, BankAtlantic and BFC.

(2)	Includes, for each of Messrs. Alan Levan and Abdo, the 8,133,353 shares of Class A Common Stock and 195,045 shares of Class B Common Stock owned by BFC. Mr. Alan Levan’s Class A Common Stock ownership also includes 58,726 shares of Class A Common Stock held by various personal interests.

(3)	51 shares of Class A Common Stock are held by Mr. Cobb’s wife, as to which Mr. Cobb disclaims having voting or investment power.

(4)	Includes beneficial ownership of the following number of shares of Class A Common Stock which may be acquired within 60 days pursuant to the exercise of outstanding stock options: Mr. Alan Levan — 7,935 shares; Mr. Abdo — 5,290 shares; Mr. Cobb — 3,907 shares; Mr. Coldren — 740 shares; Mr. Di Giulian — 3,768 shares; Dr. Holcombe — 4,313 shares; Mr. Jarett Levan — 1,985 shares; Mr. Lieberman — 3,913 shares; and Mr. Winningham — 3,507 shares.

(5)	Mr. Jarett Levan is the son of Mr. Alan Levan.

(6)	Includes beneficial ownership of 44,620 shares of Class A Common Stock which may be acquired by executive officers and directors within 60 days pursuant to the exercise of outstanding stock options.

(7)	Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock at any time at BFC’s discretion.

Equity Compensation Plan Information

The following table lists all securities authorized for issuance and outstanding under the Company’s equity compensation plans at December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding options, warrants and rights)
Equity compensation plans approved by security holders	92,230	$277.25	1,526,950
Equity compensation plans not approved by security holders	—	—	—

Total	92,230	$277.25	1,526,950

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Alan B. Levan, the Company’s Chairman and Chief Executive Officer, and John E. Abdo, the Company’s Vice Chairman, serve as executive officers and directors of BFC. Jarett S. Levan, the son of Mr. Alan Levan, serves as a director and President of the Company and as a director and Executive Vice President of BFC. Mr. Alan Levan and Mr. Abdo may be deemed to control BFC through their collective ownership of shares of BFC’s Class A Common Stock and Class B Common Stock representing approximately 72% of BFC’s total voting power. BFC currently owns approximately 53% of the shares of the Company’s Class A Common Stock and 100% of the shares of the Company’s Class B Common Stock representing approximately 75% of the Company’s total voting power. Additionally, BFC holds a controlling interest in Bluegreen, and Mr. Alan Levan is Chairman and Mr. Abdo is Vice Chairman of Bluegreen. Mr. Alan Levan and Mr. Abdo received compensation from BFC valued at a total of approximately $1,471,000 and $1,515,000, respectively, for 2011 and $1,296,000 and $1,342,000, respectively, for 2010. Mr. Alan Levan and Mr. Abdo also received nominal compensation from Bluegreen during 2011 and 2010. Mr. Jarett Levan received compensation from BFC totaling approximately $115,000 and $55,000 during 2011 and 2010, respectively.

The Company and BFC share various office premises and employee services, pursuant to the arrangements described below.

The Company and BFC have entered into a shared services arrangement, pursuant to which BFC provides the Company with various executive and administrative services. Amounts paid or owed to BFC for these services were $1.3 million during 2011 and $2.1 million during 2010.

As part of the shared service arrangement, BFC pays BankAtlantic for the cost of office facilities utilized by BFC. BankAtlantic received $253,000 and $311,000 during the years ended December 31, 2011 and 2010, respectively, under this arrangement. BankAtlantic also provides information technology support to BFC pursuant to a separate agreement. During the years ended December 31, 2011 and 2010, BankAtlantic received $99,000 and $146,000, respectively, from BFC for information technology support.

In June 2010, BankAtlantic and another wholly owned subsidiary of the Company entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. Under the terms of the agreement, BFC receives a monthly fee of $25,000 and, if BFC’s efforts result in net recoveries of any nonperforming loan or the sale of real estate owned, it will receive a fee equal to 1% of the net value recovered. During the years ended December 31, 2011 and 2010, BFC was paid an aggregate of $700,000 and $800,000, respectively, of real estate advisory service fees under this agreement.

BFC had deposits at BankAtlantic totaling $0.2 million and $1.8 million as of December 31, 2011 and 2010, respectively. These deposits were on the same general terms as offered to unaffiliated third parties, and only nominal interest was paid on the accounts during 2010 and 2011.

In addition to the deposits described above, during 2010, BFC invested funds through the Certificate of Deposit Account Registry Service (“CDARS”) program at BankAtlantic, which facilitates the placement of funds into certificates of deposit issued by other financial institutions in increments less than the standard Federal Deposit Insurance Corporation (“FDIC”) insurance maximum to insure that both principal and interest are eligible for full FDIC coverage. During the year ended December 31, 2010, BFC had up to $7.7 million deposited at BankAtlantic through the CDARS program. BFC did not have any funds invested through this program at BankAtlantic as of December 31, 2010.

In connection with the Company’s then ongoing rights offering to its shareholders, on June 28, 2010, BFC loaned approximately $8.0 million to the Company. The Company executed a promissory note in favor of BFC with a maturity date of July 30, 2010 and which provided for payment either in cash or shares of the Company’s Class A Common Stock, depending on the results of the rights offering and the number of shares allocable to BFC pursuant to its exercise of subscription rights in the rights offering. During July 2010, the Company satisfied the promissory note in full through the issuance of 1,060,563 shares of the Company’s Class A Common Stock to BFC. These shares were in addition to the 939,437 shares previously issued to BFC in the rights offering.

The Company and its subsidiaries, as well as BFC, utilize certain services of the law firm of Greenspoon Marder, successor to Ruden McClosky. Prior to his retirement in 2006, Bruno L. Di Giulian, a director of the Company, was of counsel to Ruden McClosky. From the date of his retirement through October 2011, Mr. Di Giulian was paid approximately $12,000 per year in residual compensation from Ruden McClosky. The Company paid fees aggregating $250,000 and $181,000 to Ruden McClosky during the years ended December 31, 2011 and 2010, respectively. BFC paid fees aggregating $19,000 and $203,000 to Ruden McClosky during the years ended December 31, 2011 and 2010, respectively.

Director Independence

The Company’s Board of Directors has affirmatively determined that D. Keith Cobb, Steven M. Coldren, Bruno L. Di Giulian, Willis N. Holcombe, David A. Lieberman and Charlie C. Winningham, II, who together comprise a majority of the Board, are independent directors within the meaning of the listing standards of the NYSE.

To assist the Board in making its independence determinations, the Board adopted the following categorical standards of relationships that, in the Board’s opinion, do not constitute material relationships that impair a director’s independence: (i) banking relationships with BankAtlantic in the ordinary course of BankAtlantic’s business; (ii) serving on third party boards of directors with other members of the Board; (iii) payments or charitable gifts by the Company to entities with which a director is an executive officer or employee where such payments do not exceed the greater of $1 million or 2% of such entity’s consolidated gross revenues; and (iv) investments by directors in common with each other or the Company. In addition, the Board specifically discussed and considered the following relationships, each of which the Board determined did not constitute a material relationship that would impair the director’s independence:

•

With respect to Mr. Cobb, the Board considered the fact that he serves on the Board of Directors and Compensation Committee of BFC. BFC owns shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 75% of the Company’s total voting power. Mr. Alan Levan serves as the Company’s Chairman and Chief Executive Officer and BFC’s Chairman, Chief Executive Officer and President, Mr. Abdo serves as the Company’s and BFC’s Vice Chairman, and Mr. Jarett Levan serves as a director and President of the Company and director and Executive Vice President of BFC.

•

In determining that Mr. Cobb is independent, the Board also considered that Mr. Cobb is a member of the Board of Directors of the Nova Southeastern University H. Wayne Huizenga School of Business and Entrepreneurship and that, during 2010, BankAtlantic and its affiliated entities together made donations of $1,000 to such institution. In addition, Mr. Alan Levan is a Trustee of Nova Southeastern University and the Chairman of its Finance Committee. Mr. Cobb also is a member of the Broward Workshop with Mr. Alan Levan, Mr. Abdo and Mr. Jarett Levan.

•

With respect to Mr. Coldren, the Board considered that he is the President of Business Information Systems, Inc., a company which currently leases (and, since 1985, has leased) office space from Abdo Companies, Inc. for approximately $84,000 per year, which was reported to the Board to approximate the market rate. Mr. Abdo is the President of Abdo Companies, Inc.

•

With respect to Mr. Di Giulian, the Board considered that he received $9,000 during each of 2010 and 2011 for his service as a trustee of the BankAtlantic Pension Fund and that, while Mr. DiGiulian has a real estate sales license with a company that is affiliated with Mr. Abdo, he did not receive any income or other compensation in respect of such relationship during 2010 and 2011.

•

With respect to Mr. Di Giulian, the Board also considered the fact that: (i) he was an attorney with the law firm of Ruden McClosky until October 2006; (ii) between October 2006 and October 2011, he received approximately $12,000 per year in residual compensation from such law firm; and (iii) during 2010 and 2011, the Company paid Ruden McClosky approximately $181,000 and $250,000, respectively, and BFC paid Ruden McClosky approximately $203,000 and $19,000, respectively.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by PricewaterhouseCoopers LLP, the Company’s independent registered certified public accounting firm (“PwC”), for the audit of the Company’s annual financial statements for fiscal 2011 and 2010 and fees billed for audit-related services, tax services and all other services rendered by PwC for fiscal 2011 and 2010. PwC also served as the independent registered certified public accounting firm for BFC for the 2011 and 2010 fiscal years. The aggregate fees for professional services rendered by PwC to BFC for the 2011 and 2010 fiscal years were approximately $1.3 million and $1.5 million, respectively.

	For the Years Ended December 31,
(in thousands)	2011	2010
Audit fees (1)	$1,657	$1,821
Audit-related fees (2)	23	36
Tax services	—	—
All other fees (3)	2	31

(1)	Includes primarily fees for services related to the annual financial statement audits, the annual audits of effectiveness of internal control over financial reporting and the review of quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2)	Includes primarily fees related to a HUD compliance audit and agreed upon procedures for 2011, and fees related to registration statements filed by the Company with the SEC during 2010.

(3)	Represents, for 2011, a one year licensing fee to access PwC’s accounting research software and, for 2010, primarily fees related to the Company’s compliance with subpoenas for information received in connection with the SEC litigation which is described in Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

All audit-related services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by PwC was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Under its charter, the Audit Committee must review and pre-approve both audit and permitted non-audit services provided by the independent auditor and shall not engage the independent auditor to perform any non-audit services prohibited by law or regulation. Each year, the independent auditor’s retention to audit the Company’s financial statements, including the associated fee, is approved by the Audit Committee. Under its current practices, the Audit Committee does not regularly evaluate potential engagements of the independent auditor and approve or reject such potential engagements. At each Audit Committee meeting, the Audit Committee receives updates on the services actually provided by the independent auditor, and management may present additional services for pre-approval. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to evaluate and approve engagements on behalf of the Audit Committee in the event that a need arises for pre-approval between regular Audit Committee meetings. If the Chairman so approves any such engagements, he will report that approval to the full Audit Committee at the next Audit Committee meeting.

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

April 10, 2012

and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ALAN B. LEVAN Alan B. Levan	Chairman of the Board and Chief Executive Officer	4/10/2012

/S/ JOHN E ABDO John E Abdo	Vice Chairman of the Board	4/10/2012

/S/ VALERIE C. TOALSON Valerie C. Toalson	Executive Vice President and Chief Financial Officer	4/10/2012

/S/ JARETT S. LEVAN Jarett S. Levan	Director and President	4/10/2012

/S/ D. KEITH COBB D. Keith Cobb	Director	4/10/2012

/S/ STEVEN M. COLDREN Steven M. Coldren	Director	4/10/2012

/S/ BRUNO L. DI GIULIAN Bruno L. Di Giulian	Director	4/10/2012

/S/ WILLIS N. HOLCOMBE Willis N. Holcombe	Director	4/10/2012

/S/ DAVID A. LIEBERMAN David A. Lieberman	Director	4/10/2012

/S/ CHARLIE C. WINNINGHAM, II Charlie C. Winningham, II	Director	4/10/2012

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002