Form 10-Q
period 2012-03-31
BANKATLANTIC BANCORP INC
filed 2012-05-15
CIK 921768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Title of Each Class	Outstanding at May 3, 2012
Class A Common Stock, par value $0.01 per share	15,505,564
Class B Common Stock, par value $0.01 per share	195,045

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION – UNAUDITED

(In thousands, except share data)	March 31, 2012	December 31, 2011
ASSETS
Cash and interest bearing deposits in other banks	$1,059,468	770,292
Securities available for sale, at fair value	26	46,435
Tax certificates, net of allowance of $5,345 and $7,488	6,120	46,488
Loans held for sale	62,791	55,601
Loans receivable, net of allowance for loan losses of $7,167 and $129,887	385,817	2,448,203
Accrued interest receivable	3,845	18,432
Real estate owned	84,805	87,174
Investments in unconsolidated companies	10,226	10,106
Office properties and equipment, net	3,263	139,165
Other assets	710	8,221
Assets held for sale	2,229,805	—
Federal Home Loan Bank (“FHLB”) stock, at cost which approximates fair value	—	18,308
Real estate held for sale	—	3,898
Goodwill	—	13,081
Prepaid FDIC deposit insurance assessment	—	12,715

Total assets	$3,846,876	3,678,119

LIABILITIES AND (DEFICIT) EQUITY
Liabilities:
Deposits
Interest bearing deposits	$—	2,433,226
Non-interest bearing deposits	—	846,857
Deposits held for sale	3,457,460	—

Total deposits	3,457,460	3,280,083

Subordinated debentures	—	22,000
Junior subordinated debentures	341,082	337,114
Other liabilities	21,137	55,848
Other liabilities held for sale	58,759	—

Total liabilities	3,878,438	3,695,045

Commitments and contingencies (Note 10)
(Deficit) Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $.01 par value, authorized 25,000,000 shares; issued and outstanding 15,505,564 and 15,434,564 shares	155	154
Class B common stock, $.01 par value, authorized 1,800,000 shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	330,090	329,995
Accumulated deficit	(340,900)	(326,692)
Accumulated other comprehensive loss	(20,909)	(20,385)

Total deficit	(31,562)	(16,926)

Total liabilities and deficit	$3,846,876	3,678,119

See Notes to Consolidated Financial Statements – Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS – UNAUDITED

(In thousands, except share and per share data)	For the Three Months Ended March 31,
	2012	2011
Interest income:
Interest and fees on loans	$8,335	11,802
Interest and dividends on taxable securities	—	36

Total interest income	8,335	11,838
Interest on subordinated debentures	4,167	3,784

Net interest income	4,168	8,054
Provision for (recovery from) loan losses	(765)	6,827

Net interest income after provision for loan losses	4,933	1,227

Non-interest income:
Income from unconsolidated companies	120	381
Gain (loss) on sale of loans	3	(99)
Other	84	13

Total non-interest income	207	295

Non-interest expense:
Employee compensation and benefits	5,259	5,523
Occupancy and equipment	2,168	3,044
Advertising and promotion	153	113
Professional fees	6,197	2,128
Impairments on loans held for sale	263	628
Impairment of real estate owned	1,741	1,688
Other	2,530	2,598

Total non-interest expense	18,311	15,722

Loss from continuing operations before income taxes	(13,171)	(14,200)
Provision for income taxes	1	1

Loss from continuing operations	(13,172)	(14,201)

Loss from discontinued operations	(1,036)	(8,686)

Net loss	(14,208)	(22,887)
Less: net income attributable to non-controlling interest	—	(295)

Net loss attributable to BankAtlantic Bancorp, Inc.	$(14,208)	(23,182)

Basic loss per share
Continuing operations	$(0.84)	(1.16)
Discontinued operations	(0.07)	(0.69)

Basic loss per share	$(0.91)	(1.85)

Diluted loss per share
Continuing operations	$(0.84)	(1.16)
Discontinued operations	(0.07)	(0.69)

Diluted loss per share	$(0.91)	(1.85)

Basic weighted average number of common shares outstanding	15,659,257	12,544,809

Diluted weighted average number of common and common equivalent shares outstanding	15,659,257	12,544,809

See Notes to Consolidated Financial Statements – Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS – UNAUDITED

	For the Three Months Ended March 31,
(In thousands, except share and per share data)	2012	2011
Net loss	$(14,208)	(22,887)

Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale	(524)	(719)
Provision for income taxes	—	—

Unrealized loss on securities available for sale, net of tax	(524)	(719)

Reclassification adjustments:
Net realized loss on securities available for sale	—	—

Reclassification adjustments	—	—

Other comprehensive loss, net of tax	(524)	(719)

Comprehensive loss	(14,732)	(23,606)
Less: Comprehensive loss attributable to noncontrolling interest	—	295

Total comprehensive loss attributable to BankAtlantic Bancorp Inc.	$(14,732)	(23,901)

See Notes to Consolidated Financial Statements – Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

For the Three Months Ended March 31, 2012 and 2011 – Unaudited

(In thousands)	Common Stock	Additional Paid-in Capital	(Accumulated Deficit)	Accumulated Other Comprehensive Loss	BankAtlantic Bancorp (Deficit) Equity	Non- Controlling Interest	Total (Deficit) Equity
BALANCE, DECEMBER 31, 2010	$125	317,863	(297,615)	(6,088)	14,285	458	14,743
Net loss	—	—	(23,182)	—	(23,182)	295	(22,887)
Change in other comprehensive loss	—	—	—	(719)	(719)	—	(719)
Non-controlling interest distributions	—	—	—	—	—	(245)	(245)
Issuance of Class A Common Stock pursuant to stock-based compensation awards	1	(1)	—	—	—	—	—
Share based compensation expense	—	378	—	—	378	—	378

BALANCE, MARCH 31, 2011	$126	318,240	(320,797)	(6,807)	(9,238)	508	(8,730)

BALANCE, DECEMBER 31, 2011	$156	329,995	(326,692)	(20,385)	(16,926)	—	(16,926)
Net loss	—	—	(14,208)	—	(14,208)	—	(14,208)
Change in other comprehensive loss	—	—	—	(524)	(524)	—	(524)
Share based compensation expense	1	95	—	—	96	—	96

BALANCE, MARCH 31, 2012	$157	330,090	(340,900)	(20,909)	(31,562)	—	(31,562)

See Notes to Consolidated Financial Statements – Unaudited

BANKATLANTIC BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS – UNAUDITED

	For the Three Months Ended March 31,
(In thousands)	2012	2011
Net cash provided by operating activities	$9,186	23,109

Investing activities:
Proceeds from redemption of tax certificates	10,345	20,567
Purchase of tax certificates	(145)	(9,415)
Proceeds from maturities of securities available for sale	5,365	47,299
Proceeds from maturities of interest bearing deposits	5,655	2,480
Net repayments of loans	120,498	135,346
Proceeds from the sales of loans transferred to held for sale	1,000	3,100
Proceeds from sales of real estate owned	14,081	3,245
Purchases of office property and equipment	(8)	(232)
Proceeds from the sale of office properties and equipment	1,154	106

Net cash provided by investing activities	157,945	202,496

Financing activities:
Net increase in deposits	177,377	113,317
Net repayments of FHLB advances	—	(125,010)
Net decrease in securities sold under agreements to repurchase	—	(4,518)
Increase in short-term borrowings	—	127
Noncontrolling interest distributions	—	(245)

Net cash provided by (used in) financing activities	177,377	(16,329)

Increase in cash and cash equivalents	344,508	209,276
Cash and cash equivalents at the beginning of period	764,636	507,908
Change in cash and cash equivalents held for sale	(49,676)	(333)

Cash and cash equivalents at end of period	$1,059,468	716,851

Cash paid (received) for:
Interest on borrowings and deposits	$3,286	4,655
Income tax refund	(1,053)	—
Supplementary disclosure of non-cash investing and financing activities:
Loans and tax certificates transferred to REO	12,467	6,679
Loans receivable transferred to loans held- for- sale	16,140	27,522

See Notes to Consolidated Financial Statements – Unaudited

BankAtlantic Bancorp, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.	Presentation of Interim Financial Statements

Basis of Financial Statement Presentation – BankAtlantic Bancorp, Inc. and its subsidiaries may also be referred to as “the Company”, “we”, “us,” or “our” in the notes to the consolidated financial statements. BankAtlantic Bancorp, Inc. (the “Parent Company” or “BankAtlantic Bancorp”) is a unitary savings bank holding company organized under the laws of the State of Florida in 1994. BankAtlantic Bancorp’s principal asset is its investment in BankAtlantic and its subsidiaries (BankAtlantic”). BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provides traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida.

On November 1, 2011, BankAtlantic Bancorp entered into a definitive agreement to sell BankAtlantic to BB&T Corporation (“BB&T”), which agreement was amended on March 13, 2012 (the “Agreement”). The Agreement was amended to, among other things, provide for the assumption by BB&T of BankAtlantic Bancorp’s $285 million in principal amount of outstanding trust preferred securities (“TruPs”) obligations. BankAtlantic Bancorp remains obligated to pay at the closing of the transaction all interest accrued on the TruPs through closing, and agreed to pay or escrow certain legal fees and expenses with respect to the now resolved TruPs-related litigation brought in the Delaware Chancery Court against the Company by holders of the TruPs and certain trustees. The accrued interest on the TruPs as of March 31, 2012 was $45.5 million. The Company expects to fund the TruPs accrued interest and the TruPs related legal obligation from transaction proceeds. The Agreement provides that BankAtlantic will form two subsidiaries, BBX Capital Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”). BankAtlantic will contribute certain performing and non-performing loans, tax certificates, cash and real estate owned to FAR that were recorded on the Statement of Financial Condition of BankAtlantic at $402 million as of March 31, 2012, inclusive of $12 million in cash. BankAtlantic will also contribute non-performing commercial loans, commercial real estate owned and cash as well as previously written off assets to CAM that were recorded on the Statement of Financial Condition of BankAtlantic at $208 million as of March 31, 2012, inclusive of $67 million in cash. The assets contributed to FAR and CAM are referred to herein on a combined basis as “Retained Assets”. At the closing of the transaction, BankAtlantic will contribute the membership interests in FAR and CAM to BankAtlantic Bancorp, and then BankAtlantic Bancorp will sell to BB&T all of the shares of capital stock of BankAtlantic. As a result of BB&T’s assumption of the TruPs obligations, BB&T will receive from BankAtlantic Bancorp a 95% preferred membership interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum. At that time, BB&T’s interest in FAR will terminate, and BankAtlantic Bancorp, which will initially hold a 5% preferred membership interest in the net cash flows of FAR, will thereafter be entitled to any and all residual proceeds. FAR’s assets are expected to be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BankAtlantic Bancorp has also agreed to provide BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery within seven years of the $285 million preference amount. FAR will assume any liabilities and servicing costs related to the assets contributed to it by BankAtlantic.

Pursuant to the Agreement, BankAtlantic Bancorp will receive a purchase premium of 10.32% of non-certificate deposits at closing (provided that the purchase premium will not exceed $315.9 million) resulting in the Company recognizing a gain from the transaction approximately equal to the purchase premium less transaction costs. The transaction, which is currently anticipated to close during the second quarter of 2012, is subject to regulatory approvals and other customary terms and conditions. At the closing of the transaction, the sum of the purchase premium and the net asset value of BankAtlantic, as calculated pursuant to the Agreement after giving effect to the distribution to BankAtlantic Bancorp of the membership interests in CAM and FAR, is to be paid in cash. If the sum is a positive number, it is to be paid by BB&T to BankAtlantic Bancorp. If the sum is a negative number, it is to be paid by BankAtlantic Bancorp to BB&T. Upon consummation of the transaction, BankAtlantic Bancorp expects to have a controlling financial interest in FAR and anticipates consolidating FAR in the Company’s financial statements. BB&T’s 95% preferred interest in FAR is mandatorily redeemable; therefore, the Company expects to account for BB&T’s interest in FAR as debt.

Based on the probable sale of BankAtlantic, the Company presented the assets and liabilities anticipated to be transferred to BB&T, which consists of all of BankAtlantic’s assets and liabilities less the Retained Assets, as “Assets held for sale” and “Liabilities held for sale” in its unaudited Consolidated Statement of Financial Condition as of March 31, 2012. The majority of cash and interest bearing deposits in other banks will transfer to BB&T upon closing of the transaction; however, except for the cash at BankAtlantic’s branches and automated teller machines, this cash and interest bearing deposits are not presented as “Assets held for sale” as of March 31, 2012. The assets and liabilities anticipated to be

BankAtlantic Bancorp, Inc. and Subsidiaries

transferred to BB&T are measured on a combined basis as a single disposal group at the lower of cost or fair value less cost to sell. Accordingly, the assets and liabilities held for sale are presented in the Company’s unaudited Consolidated Statement of Financial Condition as of March 31, 2012 based on their carrying value as the Company anticipates recording a gain associated with the transaction.

BankAtlantic’s community banking, investment, capital services and tax certificate reporting units are reflected as “Discontinued Operations” in the Company’s unaudited Consolidated Statements of Operations for all periods presented. The Company will continue to service and manage and may originate commercial loans after the sale of BankAtlantic to BB&T and as a result, the results of operations for the Commercial Lending reporting unit are included in the Company’s unaudited Consolidated Statement of Operations as continuing operations for all periods presented. The assets and liabilities anticipated to be transferred to BB&T were not reclassified to assets and liabilities held for sale in the Company’s Consolidated Statement of Financial Condition as of December 31, 2011. The Consolidated Statement of Stockholders’ Equity, Consolidated Statements of Comprehensive Loss and Consolidated Statement of Cash Flows remain unchanged from prior period historical presentation for all periods presented. Additionally, pursuant to the Agreement, the Company agreed to sell to BB&T certain assets and liabilities associated with its commercial lending reporting unit and these assets and liabilities are included in assets and liabilities held for sale in the Company’s Statement of Financial Condition as of March 31, 2012. The Company will retain certain assets and liabilities associated with the disposed reporting units and these assets and liabilities are included in the Company’s Consolidated Statement of Financial Condition in the respective line item as of March 31, 2012.

In connection with the closing of the transaction with BB&T, BankAtlantic Bancorp has requested from the Federal Reserve decertification as a savings and loan holding company. After consummation of the transaction, BankAtlantic Bancorp expects to no longer operate as a unitary savings bank holding company.

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

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of the Company's consolidated financial condition at March 31, 2012, the consolidated results of operations for the three months ended March 31, 2012 and 2011, and the consolidated stockholders' equity, comprehensive loss and cash flows for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2012. The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2012.

BankAtlantic Bancorp, Inc. and Subsidiaries

2.	Assets and Liabilities Held For Sale

The assets and liabilities held for sale included in the Company’s Consolidated Statement of Financial Condition consisted of the following (in thousands):

March 31, 2012
Cash and due from banks	$49,676
Securities available for sale, at fair value	40,527
Tax certificates	29,881
Federal Home Loan Bank stock	18,308
Loans receivable	1,912,575
Accrued interest receivable	12,813
Office properties and equipment	133,205
Goodwill	13,081
Other assets	19,739

Total assets held for sale	$2,229,805

Deposits
Interest free checking	$919,933
Insured money fund savings	626,454
Now accounts	1,155,314
Savings accounts	435,266

Total non-certificate accounts	3,136,967
Certificate accounts	320,493

Total deposits held for sale	$3,457,460

Subordinated debentures	$22,000
Other liabilities	36,759

Total other liabilities held for sale	$58,759

Total liabilities held for sale	$3,516,219

The majority of the cash and interest bearing deposits in other banks on the Company’s Consolidated Statement of Financial Position will also be transferred to BB&T in connection with the assumption of liabilities by BB&T.

BankAtlantic’s five reporting units each reflect a component of the BankAtlantic entity and each is the lowest level for which cash flows can be clearly distinguished, operationally and for financial reporting purposes. These five components are Community Banking, Commercial Lending, Tax Certificates, Investments, and Capital Services. The Company determined that its Community Banking, Investments, Capital Services and Tax Certificates reporting units should be treated as discontinued operations. The Agreement commits the Company to a plan to sell all operations and the majority of the assets and liabilities of these discontinued reporting units. Management does not intend to continue in any material respect any activities of or have any continuing involvement with these reporting units. The Company intends to continue Commercial Lending reporting unit activities after the closing of the transaction. Therefore, although certain assets of this reporting unit will be sold to BB&T and are presented as assets and liabilities held for sale in the Consolidated Statement of Financial Condition as of March 31, 2012, the Commercial Lending reporting unit was not reported as discontinued operations.

Pursuant to the Agreement, FAR will include certain assets and liabilities that were associated with BankAtlantic Bancorp’s disposed reporting units (Community Banking, Tax Certificates, Investments, and Capital Services reporting

BankAtlantic Bancorp, Inc. and Subsidiaries

units). The Company determined that the ongoing cash flows of the disposed reporting units were not significant relative to the historical cash flows of each reporting unit; therefore the income and expenses associated with the disposed reporting units are reported in discontinued operations for each period presented. The carrying value of the disposed reporting units’ net assets anticipated to be included in FAR’s total assets discussed above was $134 million as of March 31, 2012. BankAtlantic Bancorp and BB&T intend to hire asset managers to manage and ultimately liquidate these FAR assets in orderly transactions over a seven year period. Ninety-five percent of the cash flows from these assets net of operating expenses and the preferred return will be applied toward the payment of BB&T’s preferred interest in FAR.

The loss from Community Banking, Investments, Capital Services and Tax Certificates reporting units included in discontinued operations in the Company’s Statement of Operations was as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Total interest income	$20,727	27,667
Total interest expense	3,254	4,712

Net interest income	17,473	22,955
Provision for loan losses	9,217	20,985

Net interest income after provision for loan losses	8,256	1,970

Non-interest income:
Service charges on deposits	7,851	12,032
Other service charges and fees	5,938	7,191
Securities activities, net	—	(24)
Other	3,735	3,294

Total non-interest income	17,524	22,493

Non-interest expense (1):
Employee compensation and benefits	11,690	13,767
Occupancy and equipment	7,272	9,122
Advertising and promotion	1,016	1,583
Professional fees	1,823	1,232
Other	5,015	7,445

Total non-interest expense	26,816	33,149

Loss from discontinued operations	(1,036)	(8,686)
Provision for income taxes	—	—

Net loss from discontinued operations	$(1,036)	(8,686)

(1)	Pursuant to applicable accounting rules, all general corporate overhead was allocated to continuing operations.

3.	Regulatory and Liquidity Considerations

On February 23, 2011, BankAtlantic Bancorp and BankAtlantic each entered into a Stipulation and Consent to Issuance of Order to Cease and Desist with the Office of Thrift Supervision (“OTS”), BankAtlantic Bancorp’s and BankAtlantic’s primary regulator on that date. Since July 21, 2011, the regulatory oversight of BankAtlantic Bancorp is under the Federal Reserve Bank (“FRB”) and the regulatory oversight of BankAtlantic is under the Office of the Comptroller of the Currency (“OCC”) as a result of the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). The Order to Cease and Desist to which BankAtlantic Bancorp is subject is referred to as the “Company Order,” the Order to Cease and Desist to which BankAtlantic is subject is referred to as the “Bank Order”

BankAtlantic Bancorp, Inc. and Subsidiaries

and the Company Order and Bank Order are referred to collectively as the “Orders.” The OTS issued the Orders due to the Company’s losses over the prior three years, high levels of classified assets and inadequate levels of capital based on BankAtlantic’s risk profile as determined by the OTS following its examination. BankAtlantic Bancorp submitted written plans to the OTS that address, among other things, BankAtlantic’s capital and set forth BankAtlantic Bancorp’s business plan. In addition, under the terms of the Company Order, BankAtlantic Bancorp is prohibited from taking certain actions without receiving the prior written non-objection of the FRB, including, without limitation, declaring or paying any dividends or other capital distributions and incurring certain indebtedness. BankAtlantic Bancorp is also required to ensure BankAtlantic’s compliance with the terms of the Bank Order as well as all applicable laws, rules, regulations and agency guidance.

Pursuant to the terms of the Bank Order, BankAtlantic is required to maintain a tier 1 (core) capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. At March 31, 2012, BankAtlantic had a tier 1 (core) capital ratio of 7.72% and a total risk-based capital ratio of 15.77%. BankAtlantic’s tier 1 capital ratio fell below the regulatory requirements due to growth in assets during the three months ended March 31, 2012. The increase in assets reflects $179.6 million in deposit growth with the proceeds invested in cash at the Federal Reserve Bank. If the BB&T transaction is not completed, BankAtlantic would take steps to improve its tier 1 capital ratio through the reduction of cash at the Federal Reserve Bank with a corresponding reduction in deposits. Since BankAtlantic’s tier 1 capital ratio fell below the minimum required tier 1 capital ratio in the Bank Order, BankAtlantic may, upon any written request from the OCC, be required to submit a contingency plan, which must detail actions which BankAtlantic would take to either merge with or be acquired by another banking institution. BankAtlantic would not be required to implement such contingency plan until such time as it receives written notification from the OCC to do so. BankAtlantic believes that any contingency plan requirement would be met by the Agreement with BB&T. In addition, the Bank Order requires BankAtlantic to limit its asset growth and restricts BankAtlantic from originating or purchasing new commercial real estate loans or entering into certain material agreements, in each case without receiving the prior written non-objection of the OCC. As a result of the deposit growth noted above, BankAtlantic’s assets grew during the first quarter of 2012 by $172.6 million, all of which was maintained in cash balances. Separately, the OTS confirmed that it has no objection to BankAtlantic originating loans to facilitate the sale of certain assets or the renewal, extension or modification of existing commercial real estate loans, subject in each case to compliance with applicable regulations and bank policies. Under the terms of the Bank Order, BankAtlantic has revised certain of its plans, programs and policies and submitted to the OCC certain written plans, including a capital plan, a business plan and a plan to reduce BankAtlantic’s delinquent loans and non-performing assets. The Bank Order prohibits the payment of dividends and other distributions without the prior written non-objection of the OCC. The Orders also include certain restrictions on compensation paid to directors and named executive officers of BankAtlantic Bancorp and BankAtlantic, and restrictions on agreements with affiliates.

In the event the BB&T transaction is not consummated, BankAtlantic Bancorp may seek to issue the Company’s Class A Common Stock in public or private offerings, and BankAtlantic would seek to adopt operating strategies to increase revenues and to reduce asset balances, non-interest expenses, and non-performing loans in order to meet the heightened regulatory capital levels and asset growth restrictions under the Bank Order. There can be no assurance that BankAtlantic Bancorp or BankAtlantic will be able to execute these or other strategies in order for BankAtlantic to comply with these requirements in subsequent periods.

Each Order became effective on February 23, 2011 and will remain in effect until terminated, modified or suspended by the OCC, as it relates to the Bank Order, or the FRB, as it relates to the Company Order. No fines or penalties were imposed in connection with either Order. If there is any material failure by BankAtlantic Bancorp or BankAtlantic to comply with the terms of the Orders, or if unanticipated market factors emerge, and/or if the Company is unable to successfully execute its plans, or comply with other regulatory requirements, then the regulators could take further action, which could include the imposition of fines and/or additional enforcement actions. Enforcement actions broadly available to regulators include the issuance of a capital directive, removal of officers and/or directors, institution of proceedings for receivership or conservatorship, and termination of deposit insurance. Any such action would have a material adverse effect on the Company’s business, results of operations and financial position.

Liquidity Considerations

Both BankAtlantic Bancorp and BankAtlantic actively manage liquidity and cash flow needs. BankAtlantic’s liquidity is primarily dependent on its ability to maintain or increase deposit levels and secondarily dependent on the availability of its lines of credit borrowings with the Federal Home Loan Bank (“FHLB”) as well as the Treasury and Federal Reserve lending programs. As of March 31, 2012, BankAtlantic had $1.1 billion of cash and approximately $578

BankAtlantic Bancorp, Inc. and Subsidiaries

million of available unused borrowings, consisting of $543 million of unused FHLB line of credit capacity, $7 million of unpledged securities, and $28 million of available borrowing capacity at the Federal Reserve. BankAtlantic has $601 million of loans pledged against the FHLB unused borrowings and $30 million of securities available for sale pledged against unused Federal Reserve borrowings. However, such available borrowings are subject to regular reviews and may be terminated, suspended or reduced at any time at the discretion of the issuing institution or based on the availability of qualifying collateral. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, adverse litigation or regulatory actions, or deterioration in BankAtlantic’s financial condition may reduce the amounts it is able to borrow, make borrowings unavailable or make terms of the borrowings and deposits less favorable. As a result, BankAtlantic’s cost of funds could increase and the availability of funding sources could decrease.

BankAtlantic Bancorp had cash of $4.8 million and current liabilities of $6.9 million as of March 31, 2012. BankAtlantic Bancorp does not have debt maturing until March 2032 and has the ability to defer interest payments on its junior subordinated debentures until December 2013; however, based on current interest rates, accrued and unpaid interest of approximately $76 million would be owed as of December 2013 if interest is deferred until that date. BankAtlantic Bancorp’s operating expenses for the three months ended March 31, 2012 were $5.7 million with the majority of these expenses associated with the now resolved TruPs litigation in the Delaware Chancery Court. The majority of the current liabilities were associated with the TruPs litigation and are anticipated to be paid upon consummation of the transaction with BB&T. BankAtlantic Bancorp’s liquidity is dependent on the consummation of the Agreement, repayments of loans, sales of loans and real estate, and obtaining funds from external sources. Based on the current and expected liquidity needs and sources, the Company expects to be able to meet its liquidity needs over the next 12 months. In the event that the BB&T transaction is not consummated, BankAtlantic Bancorp may seek to increase liquidity to meet its obligations through the sale of assets or the issuance of its Class A common stock.

4.	Fair Value Measurement

The following tables present major categories of the Company’s assets measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

		Fair Value Measurements Using
Description	As of December 31, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mortgage-backed securities	$13,418	—	13,418	—
REMICS	31,690	—	31,690	—
Equity securities	1,327	827	500	—

Total	$46,435	827	45,608	—

There were no recurring liabilities measured at fair value in the Company’s financial statements as of March 31, 2012 or December 31, 2011.

The valuation techniques and the inputs used in our financial statements to measure the fair value of our recurring financial instruments are described below.

The fair values of mortgage-backed and real estate mortgage conduit securities (“REMICS”) are estimated using independent pricing sources and matrix pricing. Matrix pricing uses a market approach valuation technique and Level 2 valuation inputs as quoted market prices are not available for the specific securities that the Company owns. The independent pricing sources value these securities using observable market inputs including: benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in the secondary institutional market, which is the principal market for these types of assets. To validate fair values obtained from the pricing sources, the Company reviews fair value estimates obtained from brokers, investment advisors and others to determine the reasonableness of the fair values obtained from independent pricing sources. The Company reviews any price that it determines may not be reasonable and requires the pricing sources to explain the differences in fair value or re-evaluate its estimated fair value.

BankAtlantic Bancorp, Inc. and Subsidiaries

Equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2) with inputs obtained from independent pricing sources, if available. We also obtain non-binding broker quotes to validate fair values obtained from matrix pricing. We also invest in private limited partnerships that do not have readily determinable fair values. We use the net asset value per share as provided by the partnership to estimate the fair value of these investments. The net asset value of the partnership is a Level 2 input since we have the ability to require the redemption of our investment at its net asset value.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2012 (in thousands):

	Fair Value Measurements Using
Description	March 31, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments (1) For the Three Months Ended
Impaired real estate owned	$15,223	—	—	15,223	1,741
Impaired loans held for sale	7,914	—	—	7,914	263

Total	$23,137	—	—	23,137	2,004

(1)	Total impairments represent the amount recognized during the three months ended March 31, 2012 on assets that were held and measured at fair value as of March 31, 2012.

Quantitative information about significant unobservable inputs within Level 3 non-recurring major categories of assets is as follows (dollars in thousands):

As on March 31, 2012 Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
Impaired real estate owned	$15,223	Fair Value of Property	Appraisal	$0.4 - 3.5 million (2.5 million)
Impaired loans held for sale	7,914	Fair Value of Collateral	Appraisal	$0.9 - 3.6 million (2.6 million)

Total	$23,137

(1)	Range and average appraised value includes cost to sell.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2011 (in thousands):

	Fair Value Measurements Using
Description	March 31, 2011	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairments (1) For the Three Months Ended
Loans measured for impairment using the fair value of the underlying collateral	$238,540	—	—	238,540	14,497
Impaired loans held for sale	33,664	—	—	33,664	4,479
Impaired real estate owned	19,728	—	—	19,728	2,323

Total	$291,932	—	—	291,932	21,299

(1)	Total impairments represent the amount recognized during the three months ended March 31, 2011 on assets that were measured at fair value as of March 31, 2011.

There were no material liabilities measured at fair value on a non-recurring basis in the Company’s financial statements.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell. The Company primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and we may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, we use our judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the calculation

BankAtlantic Bancorp, Inc. and Subsidiaries

of the fair value of the collateral are considered Level 3 inputs. The Company generally recognizes impairment losses when impaired homogenous loans become 120 days delinquent based on third party broker price opinions or an automated valuation service to obtain the fair value of the collateral less cost to sell. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans are comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discounts rates and foreclosure period and exposure periods. The fair value of our loans may significantly increase or decrease based on property values as our loans are primarily real estate loans.

Impaired Real Estate Owned

Real estate is generally valued using third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties. The market observable data was generally comparable property sales, rent rolls, market capitalization rates on income producing properties and risk adjusted discount rates. However, the appraisers or brokers use professional judgments in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date. As a consequence of using appraisals, broker price opinions and adjustments to appraisals, the fair values of the properties are considered Level 3 inputs.

Loans Held for Sale

Loans held for sale are valued using an income approach with Level 3 inputs as market quotes or sale transactions of similar loans are generally not available. The fair value is estimated by discounting forecasted cash flows, using a discount rate that reflects the risks inherent in the loans held for sale portfolio. For non-performing loans held for sale, the forecasted cash flows are based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure or sale.

Financial Disclosures about Fair Value of Financial Instruments

		Fair Value Measurements Using
(in thousands) Description	Carrying Amount As of March 31, 2012	As of March 31, 2012	Quoted prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and interest bearing deposits in other banks	$1,059,468	1,059,468	1,059,468	—	—
Securities available for sale	26	26	26
Tax certificates	6,120	5,982	—	—	5,982
Loans receivable including loans held for sale, net	448,608	433,477	—	—	433,477
Financial liabilities:
Junior subordinated debentures	341,082	305,713	—	305,713	—

BankAtlantic Bancorp, Inc. and Subsidiaries

	December 31, 2011
(in thousands)	Carrying Amount	Fair Value
Financial assets:
Cash and interest bearing deposits in other banks	$770,292	770,292
Securities available for sale	46,435	46,435
Tax certificates	46,488	45,562
Federal home loan bank stock	18,308	18,308
Loans receivable including loans held for sale, net	2,503,804	2,317,144
Financial liabilities:
Deposits	3,280,083	3,279,562
Subordinated debentures	22,000	21,989
Junior subordinated debentures	337,114	226,991

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

The fair value of performing loans is calculated by using an income approach with Level 3 inputs. The fair value of performing loans is estimated by discounting forecasted cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan portfolio. The estimate of average maturity is based on BankAtlantic's historical experience with prepayments for each loan classification, modified as required, by an estimate of the effect of current economic and lending conditions. Management assigns a credit risk premium and an illiquidity adjustment to these loans based on risk grades and delinquency status. The fair value of non-performing collateral dependent loans is estimated using an income approach with Level 3 inputs. The fair value of non-performing loans utilizes the fair value of the collateral adjusted for operating and selling expenses and discounted over the estimated holding period based on the market risk inherent in the property.

The fair value of tax certificates is calculated using the income approach with Level 3 inputs. The fair value is based on discounted expected cash flows using discount rates that take into account the risk of the cash flows of tax certificates relative to alternative investments.

The fair value of FHLB stock is its carrying amount as the FHLB redeems its stock at par.

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

The fair value of BankAtlantic’s subordinated debentures was based on discounted values of contractual cash flows at a market discount rate adjusted for non-performance risk (Level 3 inputs).

BankAtlantic Bancorp, Inc. and Subsidiaries

In determining the fair value of all of the Company’s junior subordinated debentures, the Company used NASDAQ price quotes available with respect to its $75.0 million of publicly traded trust preferred securities related to its junior subordinated debentures (“public debentures”). However, $266.1 million of the outstanding trust preferred securities related to its junior subordinated debentures are not traded, but are privately held in pools (“private debentures”) and with no liquidity or readily determinable source for valuation. We have deferred the payment of interest with respect to all of our junior subordinated debentures as permitted by the terms of these securities. Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes. However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at March 31, 2012 and December 31, 2011, and as a practical alternative, management used the NASDAQ price quotes of the public debentures to value all of the outstanding junior subordinated debentures whether privately held or public traded. As such, the private debentures were valued using Level 2 inputs.

5.	Securities Available for Sale

The following table summarizes securities available for sale (in thousands):

	As of December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Government agency securities:
Mortgage-backed securities	$12,533	885	—	13,418
Real estate mortgage investment conduits	30,561	1,129	—	31,690

Total	43,094	2,014	—	45,108

Equity securities	1,260	67	—	1,327

Total	$44,354	2,081	—	46,435

BankAtlantic Bancorp, Inc. and Subsidiaries

6.	Loans Receivable

The loan portfolio below, as of March 31, 2012, excludes loans to be transferred to BB&T under the terms of the Agreement as these loans are included in assets held for sale.

The loan portfolio consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Commercial non-real estate	$29,805	118,145
Commercial real estate:
Residential	66,708	104,593
Land	3,496	24,202
Owner occupied	9,026	86,809
Other	174,292	464,902
Small Business:
Real estate	23,152	184,919
Non-real estate	11,999	99,835
Consumer:
Consumer – home equity	21,043	545,908
Consumer other	31	10,704
Deposit overdrafts	—	1,971
Residential:
Residential-interest only	19,468	375,498
Residential-amortizing	34,048	558,026

Total gross loans	393,068	2,575,512

Adjustments:
Premiums, discounts and net deferred fees	(84)	2,578
Allowance for loan losses	(7,167)	(129,887)

Loans receivable – net	$385,817	2,448,203

Loans held for sale	$62,791	55,601

Loans held for sale – Loans held for sale as of March 31, 2012 consisted of $46.2 million of commercial real estate loans and $16.6 million of residential loans. Included in the commercial real estate loans held for sale was $16.1 million of loans transferred from loans held-to-maturity during the three months ended March 31, 2012. Loans held for sale as of December 31, 2011 consisted of $35.8 million of commercial real estate loans and $19.8 million of residential loans. The Company transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.

BankAtlantic Bancorp, Inc. and Subsidiaries

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable and loans held for sale was (in thousands):

Loan Class	March 31, 2012	December 31, 2011
Commercial non-real estate	$4,460	19,172
Commercial real estate:
Residential	63,118	71,719
Land	12,888	14,839
Owner occupied	4,064	4,168
Other	86,022	123,396
Small business:
Real estate	7,093	10,265
Non-real estate	1,368	1,751
Consumer	9,398	14,134
Residential:
Interest only	23,539	33,202
Amortizing	38,438	52,653

Total nonaccrual loans	$250,388	345,299

An age analysis of the past due recorded investment in loans receivable and loans held for sale as of March 31, 2012 and December 31, 2011 was as follows (in thousands):

March 31, 2012	31-59 Days Past Due	60-89 Days Past Due	90 Days or More	Total Past Due	Current	Total Loans Receivable
Commercial non-real estate	$1,096	—	1,381	2,477	27,328	29,805
Commercial real estate:
Residential	—	—	47,141	47,141	23,740	70,881
Land	—	—	12,888	12,888	—	12,888
Owner occupied	—	—	3,926	3,926	6,428	10,354
Other	7,708	—	52,720	60,428	145,009	205,437
Small business:
Real estate	551	172	5,983	6,706	16,408	23,114
Non-real estate	135	—	30	165	11,834	11,999
Consumer	357	616	9,398	10,371	10,807	21,178
Residential:
Residential-interest only	397	—	23,051	23,448	1,477	24,925
Residential-amortizing	1,170	1,061	34,182	36,413	8,781	45,194

Total	$11,414	1,849	190,700	203,963	251,812	455,775

BankAtlantic Bancorp, Inc. and Subsidiaries

December 31, 2011	31-59 Days Past Due	60-89 Days Past Due	90 Days or More (1)	Total Past Due	Current	Total Loans Receivable
Commercial non-real estate	$—	2,248	13,292	15,540	102,605	118,145
Commercial real estate:
Residential	—	—	44,633	44,633	64,134	108,767
Land	681	—	14,839	15,520	18,070	33,590
Owner occupied	2,008	—	4,031	6,039	82,102	88,141
Other	—	5,467	47,841	53,308	431,399	484,707
Small business:
Real estate	2,089	372	9,449	11,910	173,009	184,919
Non-real estate	—	462	76	538	99,187	99,725
Consumer	5,339	3,996	14,134	23,469	538,569	562,038
Residential:
Residential-interest only	2,656	3,488	32,317	38,461	343,958	382,419
Residential-amortizing	3,968	4,513	48,189	56,670	514,570	571,240

Total	$16,741	20,546	228,801	266,088	2,367,603	2,633,691

(1)	Includes an $80,000 commercial loan that was past due greater than 90 days and still accruing.

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 was as follows (in thousands):

	Commercial Non-Real Estate	Commercial Real Estate	Small Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$16,407	67,054	7,168	22,554	16,704	129,887
Charge-off:	(14,615)	(51,503)	(1,624)	(6,564)	(10,209)	(84,515)
Recoveries:	54	—	142	795	996	1,987
Provision:	1,410	(2,175)	—	—	—	(765)
Discontinued operations
Provision:	—	—	(212)	4,220	5,210	9,218
Transfer to assets held for sale:	(1,897)	(9,164)	(4,454)	(20,639)	(12,491)	(48,645)

Ending balance	$1,359	4,212	1,020	366	210	7,167

Ending balance individually evaluated for impairment	$243	222	702	—	—	1,167
Ending balance collectively evaluated for impairment	1,116	3,990	318	366	210	6,000

Total	$1,359	4,212	1,020	366	210	7,167

Loans receivable:
Ending balance individually evaluated for impairment	$7,403	197,551	959	9,048	44,617	259,578
Ending balance collectively evaluated for impairment	$22,402	55,971	34,192	12,026	8,899	133,490

Total	$29,805	253,522	35,151	21,074	53,516	393,068

Purchases of loans	$—	—	—	—	—	—

Proceeds from loan sales	$—	1,000	—	—	—	1,000

Transfer to loans held for sale	$—	16,140	—	—	—	16,140

BankAtlantic Bancorp, Inc. and Subsidiaries

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011 was as follows (in thousands):

	Commercial Non-Real Estate	Commercial Real Estate	Small Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$10,786	83,859	11,514	32,043	23,937	162,139
Charge-offs:	(464)	(12,667)	(2,611)	(7,814)	(13,702)	(37,258)
Recoveries:	791	718	310	408	131	2,358
Provision:	(405)	7,232	—	—	—	6,827
Discontinued operations
Provision:	—	—	912	2,874	17,199	20,985

Ending balance	$10,708	79,142	10,125	27,511	27,565	155,051

Ending balance individually evaluated for impairment	$9,024	59,274	1,565	1,453	7,369	78,685
Ending balance collectively evaluated for impairment	1,684	19,868	8,560	26,058	20,196	76,366

Total	$10,708	79,142	10,125	27,511	27,565	155,051

Loans receivable:
Ending balance individually evaluated for impairment	$16,495	343,809	10,562	24,033	84,667	479,566
Ending balance collectively evaluated for impairment	$115,961	520,029	285,654	586,088	1,038,637	2,546,369

Total	$132,456	863,838	296,216	610,121	1,123,304	3,025,935

Purchases of loans	$—	—	—	—	3,864	3,864

Proceeds from loan sales	$—	3,100	—	—	7,618	10,718

Transfer to loans held for sale	$—	2,450	—	—	25,072	27,522

As part of the transition of the regulation of OTS savings associations to the OCC, the OCC provided guidance to thrifts related to their transition to OCC regulatory reporting, which was to be implemented no later than March 31, 2012, including guidance surrounding specific valuation allowances on collateral dependent loans. Under OCC guidance, where the appraised value of collateral on a collateral dependent loan is less than the recorded investment of the loan, a charge-off of the amount of the deficiency rather than a specific valuation allowance is now generally required. Management considered the appraisals on its impaired collateral dependent loans, including appraised values and appraisal dates, and during the first quarter of 2012, the Company charged down the recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell. This charge down consisted entirely of the charging-off of existing specific valuation allowances. As a specific valuation allowance was previously established for these loans, the charge-offs did not impact the provision for loan losses or the net loss during the three months ended March 31, 2012, but did reduce the Company’s allowance for loan losses and recorded investment in the loans.

Impaired Loans – Loans are considered impaired when, based on current information and events, the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement. Impairment is evaluated based on past due status for consumer and residential loans. Impairment is evaluated as part of the Company’s on-going credit monitoring process for commercial and small business loans which results in the evaluation for impairment of

BankAtlantic Bancorp, Inc. and Subsidiaries

all criticized loans. Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business. The Company generally measures loans for impairment using the fair value of collateral less cost to sell method. If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or based on the fair value of the loan. Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans for all loan classes are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible. Impaired loans held for sale are measured for impairment based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure and sale.

BankAtlantic Bancorp, Inc. and Subsidiaries

Impaired loans as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	As of March 31, 2012			As of December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$1,189	1,189	243	17,792	17,792	15,408
Commercial real estate:
Residential	—	—	—	64,841	70,780	20,986
Land	—	—	—	5,451	5,451	1,765
Owner occupied	—	—	—	1,715	1,715	100
Other	20,000	20,000	222	130,771	149,742	29,731
Small business:
Real estate	—	—	—	6,499	6,499	85
Non-real estate	959	959	702	1,339	1,339	776
Consumer	—	—	—	15,951	17,502	1,454
Residential:
Residential-interest only	—	—	—	15,441	20,667	2,982
Residential-amortizing	—	—	—	20,554	24,545	3,960

Total with allowance recorded	$22,148	22,148	1,167	280,354	316,032	77,247

With no related allowance recorded:
Commercial non-real estate	$6,960	19,451	—	5,922	5,922	—
Commercial real estate:
Residential	69,789	141,483	—	26,735	71,759	—
Land	12,888	35,768	—	9,388	30,314	—
Owner occupied	5,483	6,573	—	3,882	4,872	—
Other	136,014	193,704	—	63,024	86,052	—
Small business:
Real estate	13,112	14,640	—	10,265	12,007	—
Non-real estate	744	902	—	792	1,107	—
Consumer	20,220	25,571	—	9,719	13,246	—
Residential:
Residential-interest only	23,539	39,741	—	17,761	28,042	—
Residential-amortizing	40,713	57,931	—	34,494	45,680	—

Total with no allowance recorded	$329,462	535,764	—	181,982	299,001	—

Commercial non-real estate	$8,149	20,640	243	23,714	23,714	15,408
Commercial real estate	244,174	397,528	222	305,807	420,685	52,582
Small business	14,815	16,501	702	18,895	20,952	861
Consumer	20,220	25,571	—	25,670	30,748	1,454
Residential	64,252	97,672	—	88,250	118,934	6,942

Total	$351,610	557,912	1,167	462,336	615,033	77,247

BankAtlantic Bancorp, Inc. and Subsidiaries

Average recorded investment and interest income recognized on impaired loans as of March 31, 2012 and 2011 were (in thousands):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2012		March 31, 2011
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$1,174	11	15,958	16
Commercial real estate:
Residential	—	—	87,825	435
Land	—	—	10,319	42
Owner occupied	—	—	2,930	—
Other	20,000	169	105,215	404
Small business:
Real estate	—	—	5,292	14
Non-real estate	960	—	1,864	17
Consumer	—	—	10,489	—
Residential:
Residential-interest only	—	—	24,632	—
Residential-amortizing	—	—	20,211	—

Total with allowance recorded	$22,134	180	284,735	928

With no related allowance recorded:
Commercial non-real estate	$13,218	142	2,211	7
Commercial real estate:
Residential	80,683	283	34,626	91
Land	13,864	—	15,378	—
Owner occupied	5,540	14	3,919	36
Other	154,904	699	80,269	614
Small business:
Real estate	14,401	116	12,594	148
Non-real estate	792	13	489	14
Consumer	21,078	86	16,178	111
Residential:
Residential-interest only	26,932	—	13,883	4
Residential-amortizing	45,192	33	28,544	34

Total with no allowance recorded	$376,604	1,386	208,091	1,059

Commercial non-real estate	$14,392	153	18,169	23
Commercial real estate	274,991	1,165	340,481	1,622
Small business	16,153	129	20,239	193
Consumer	21,078	86	26,667	111
Residential	72,124	33	87,270	38

Total	$398,738	1,566	492,826	1,987

BankAtlantic Bancorp, Inc. and Subsidiaries

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

The Company monitors collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses. Included in total impaired loans as of March 31, 2012 was $191.7   million of collateral dependent loans, of which $96.8 million were measured for impairment using current appraisals and $94.9 million were measured by adjusting appraisals greater than six months old, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date. Appraised values with respect to 10 loans which did not have current appraisals were adjusted down by an aggregate amount of $2.7 million to reflect the change in market conditions since the appraisal date.

The Company had commitments to lend $2.6 million of additional funds on impaired loans as of March 31, 2012.

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

Grades 8 to 9 – Not used.

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

Grade 13 – These loans, or portions thereof, are considered uncollectible and of such little value that continuance on the Company’s books as an asset is not warranted. Such loans are generally charged down or completely charged off.

BankAtlantic Bancorp, Inc. and Subsidiaries

The following table presents risk grades for commercial and small business loans including loans held for sale as of March 31, 2012 (in thousands):

March 31, 2012	Commercial Non Real Estate	Commercial Residential	Commercial Land	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Small Business Real Estate	Small Business Non-Real Estate
Grade:
Grades 1 to 7	$267	—	—	4,608	22,959	—	645
Grade 10	5,718	1,460	—	—	49,235	2,591	4,161
Grade 11	23,820	69,421	12,888	5,746	133,243	20,523	7,193

Total (1)	$29,805	70,881	12,888	10,354	205,437	23,114	11,999

The following table presents risk grades for commercial and small business loans including loans held for sale as of December 31, 2011 (in thousands):

	Commercial Non Real Estate	Commercial Residential	Commercial Land	Owner Occupied Commercial Real Estate	Other Commercial Real Estate	Small Business Real Estate	Small Business Non-Real Estate
Risk Grade:
Grades 1 to 7	$71,798	16,085	18,752	82,251	250,238	157,237	85,942
Grade 10	6,021	1,375	—	—	50,208	2,837	4,306
Grade 11	40,326	91,307	14,838	5,890	184,261	24,845	9,477

Total (1)	$118,145	108,767	33,590	88,141	484,707	184,919	99,725

(1)	There were no loans risk graded 12 or 13 as of March 31, 2012 or December 31, 2011

The Company monitors the credit quality of residential loans through loan-to-value ratios of the underlying collateral. Elevated loan-to-value ratios indicate the likelihood of increased credit losses upon default which results in higher loan portfolio credit risk.

The loan-to-value ratios of the Company’s residential loans were as follows (in thousands):

	As of March 31, 2012 (1)		As of December 31, 2011 (1)
Loan-to-value ratios	Residential Interest Only	Residential Amortizing	Residential Interest Only	Residential Amortizing
Ratios not available (2)	$5,072	21,357	124,868	304,372
=<60%	413	3,544	20,314	68,817
60.1% - 70%	548	1,154	10,316	30,033
70.1% - 80%	254	1,852	24,784	32,271
80.1% - 90%	988	2,045	27,622	27,523
>90.1%	17,650	15,242	174,515	108,224

Total	$24,925	45,194	382,419	571,240

(1)	Current loan-to-value ratios (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 based on automated valuation models.
(2)	Ratios not available consisted of property addresses not in the automated valuation database, and $10.7 million and $78.8 million as of March 31, 2012 and December 31, 2011, respectively, of loans originated under the community reinvestment act program that are not monitored based on loan-to-value.

BankAtlantic Bancorp, Inc. and Subsidiaries

The Company monitors the credit quality of its portfolio of consumer loans secured by real estate utilizing loan-to-value ratios at origination. The Company’s experience indicates that default rates are significantly lower with loans that have lower loan-to-value ratios at origination.

The loan-to-value ratios at loan origination of the Company’s consumer loans secured by real estate were as follows (in thousands):

	Consumer Home Equity
	March 31,	December 31,
Loan-to-value ratios	2012	2011
<70%	$17,878	334,050
70.1% - 80%	2,104	97,516
80.1% - 90%	1,061	62,674
90.1% -100%	—	40,327
>100%	—	11,341

Total	$21,043	545,908

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

There was no financial statement effect of consumer and residential troubled debt restructured loans as the affected loans were generally on non-accrual status and measured for impairment before the restructuring. The financial statement effects of commercial and small business troubled debt restructured loans was the establishment of specific valuation allowances, if any, in place of the general allowance for those loans that had not already been placed on nonaccrual status. There was an impact to the allowance for loan losses as a result of the concessions made, which generally results from the expectation of slower future cash flows.

BankAtlantic Bancorp, Inc. and Subsidiaries

Troubled debt restructurings during the three months ended March 31, 2012 and 2011 were as follows (dollars in thousands):

	For the Three Months Ended
	March 31, 2012		March 31, 2011
	Number	Recorded Investment	Number	Recorded Investment
Troubled Debt Restructurings

Commercial non-real estate	—	$—	—	—
Commercial real estate:
Residential	—	—	—	—
Land	—	—	—	—
Owner occupied	—	—	—	—
Other	—	—	3	11,118
Small business:
Real estate	2	342	—	—
Non-real estate	—	—	—	—
Consumer	—	—	1	50
Residential:
Residential-interest only	—	—	1	547
Residential-amortizing	1	62	8	1,401

Total Troubled Debt Restructured	3	$404	13	13,116

There were no loans that were modified in troubled debt restructurings since January 1, 2011 which defaulted during the three months ended March 31, 2012.

The following table represents the recorded investment of loans that were modified in troubled debt restructurings beginning January 1, 2010 and experienced a payment default during the three months ended March 31, 2011 (dollars in thousands):

	For the Three Months Ended
	March 31, 2011
	Number	Recorded Investment
Troubled Debt Restructurings which have subsequently defaulted:

Commercial non-real estate	—	$—
Commercial real estate:
Residential	—	—
Land	1	3,458
Owner occupied	1	860
Other	—	—
Small business:
Real estate	—	—
Non-real estate	—	—
Consumer	1	20
Residential:
Residential-interest only	—	—
Residential-amortizing	—	—

Total Troubled Debt Restructured	3	$4,338

7.	Share-based Compensation and Common Stock

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

BankAtlantic Bancorp, Inc. and Subsidiaries

The following is a summary of the Company’s non-vested restricted Class A common share activity:

	Class A Non-vested Restricted Stock	Weighted Average Grant date Fair Value
Outstanding at December 31, 2010	313,780	$7.40
Vested	(76,750)	6.20
Forfeited	(6,500)	6.20
Granted	—	—

Outstanding at March 31, 2011	230,530	$7.80

Outstanding at December 31, 2011	211,900	$6.96
Vested	(70,500)	6.20
Forfeited	(500)	6.20
Granted	—	—

Outstanding at March 31, 2012	140,900	$6.77

As of March 31, 2012, the total unrecognized compensation cost related to non-vested restricted stock compensation was approximately $0.9 million. The cost is expected to be recognized over a weighted-average period of approximately one year. The fair value of shares vested during the three months ended March 31, 2012 and 2011 was $247,000 and $407,000, respectively.

8.	Related Parties

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

During the second quarter of 2010, BankAtlantic and BankAtlantic Bancorp entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned. BFC is compensated $12,500 per month by each of BankAtlantic and BankAtlantic Bancorp and, if BFC’s efforts result in net recoveries of any non-performing loan or the sale of real estate owned, it will receive a fee equal to 1% of the net value recovered. During the three months ended March 31, 2012 and 2011, the Company incurred $0.2 million and $0.1 million, respectively, of real estate advisory service fees under this agreement.

BankAtlantic Bancorp, Inc. and Subsidiaries

The table below shows the effect of service arrangements with related parties on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Non-interest income:	$83	117
Non-interest expense:
Employee compensation and benefits	(9)	(16)
Other - back-office support	(468)	(397)

Net effect of affiliate transactions	$(394)	(296)

The Company, in prior periods, issued options to acquire shares of the Company’s Class A Common Stock to employees of BFC. Additionally, employees of the Company have transferred to affiliated companies and the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees. The Company also issues options and restricted stock awards to BFC employees that perform services for the Company. During the year ended December 31, 2010, the Company granted 15,000 restricted Class A Common Stock awards to BFC employees that perform services for the Company. These stock awards vest pro-rata over a four year period. There were no options exercised by former employees during the three months ended March 31, 2012 and 2011 and the Company recorded $9,000 and $16,000 of expenses relating to these awards for the three months ended March 31, 2012 and 2011, respectively.

Options and non-vested restricted stock outstanding to BFC employees consisted of the following as of March 31, 2012:

	Class A Common Stock	Weighted Average Price
Options outstanding	5,667	$333.85
Non-vested restricted stock	7,500	—

BFC had deposits at BankAtlantic totaling $2.2 million and $0.2 million as of March 31, 2012 and December 31, 2011, respectively. The Company recognized nominal interest expense in connection with the above deposits. These deposits were on the same general terms as those offered to unaffiliated third parties.

9.	Segment Reporting

The information provided for Segment Reporting is based on internal reports utilized by management. Results of continuing operations are reported through two reportable segments: BankAtlantic’s Commercial Lending reporting unit (“CLRU”) and the Parent Company. CLRU’s activities consist of managing a commercial loan portfolio which includes construction, residential development, land acquisition and commercial business loans. The activities during the three months ended March 31, 2012 and 2011 consisted of, but were not limited to, renewing, modifying, increasing, extending, refinancing and making protective advances on commercial loans, as well as the servicing of commercial loans The Parent Company activities include the managing of non-performing loans and related real estate owned acquired from BankAtlantic.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Intersegment transactions are eliminated in consolidation.

The Company evaluates segment performance based on segment net income from continuing operations.

BankAtlantic Bancorp, Inc. and Subsidiaries

The table below is segment information for segment net income from continuing operations for the three months ended March 31, 2012 and 2011 (in thousands):

For the Three Months Ended:	CLRU	Parent Company	Adjusting and Elimination Entries	Segment Total
March 31, 2012:
Interest income	$8,158	177	—	8,335
Interest expense	—	(4,167)	—	(4,167)
Recovery of loan losses	761	4	—	765
Non-interest income	70	459	(322)	207
Non-interest expense	(12,930)	(5,703)	322	(18,311)

Segments loss before income taxes	(3,941)	(9,230)	—	(13,171)
Provision for income tax	1	—	—	1

Segment net loss	$(3,942)	(9,230)	—	(13,172)

Total assets	$787,998	315,997	2,742,881	3,846,876

For the Three Months Ended:	CLRU	Parent Company	Adjusting and Elimination Entries	Segment Total
March 31, 2011:
Interest income	$11,753	89	(4)	11,838
Interest expense	—	(3,784)	—	(3,784)
(Provision for) recovery of loan losses	(6,847)	20	—	(6,827)
Non-interest income	1	590	(296)	295
Non-interest expense	(12,586)	(3,432)	296	(15,722)

Segments loss before income taxes	(7,679)	(6,517)	(4)	(14,200)
Provision for income tax	1	—	—	1

Segment net loss	$(7,680)	(6,517)	(4)	(14,201)

Total assets	$1,053,645	317,860	3,099,124	4,470,629

BankAtlantic Bancorp, Inc. and Subsidiaries

10.	Commitments and Contingencies

Financial instruments with off-balance sheet risk were (in thousands):

	March 31, 2012	December 31, 2011
Commitments to sell fixed rate residential loans	$14,570	14,882
Commitments to originate loans held for sale	14,325	14,089
Commitments to originate loans held to maturity	13,127	10,383
Commitments to extend credit, including the undisbursed portion of loans in process	335,490	328,872
Standby letters of credit	5,549	6,269
Commercial lines of credit	63,886	51,990

Standby letters of credit are conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party. BankAtlantic’s standby letters of credit are generally issued to customers in the construction industry guaranteeing project performance. These types of standby letters of credit had a maximum exposure of $5.1 million at March 31, 2012. BankAtlantic also issues standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. These types of standby letters of credit had a maximum exposure of $0.4 million at March 31, 2012. These guarantees are primarily issued to support public and private borrowing arrangements and have maturities of one year or less. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. BankAtlantic may hold certificates of deposit and residential and commercial liens as collateral for such commitments.

The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of March 31, 2012 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable. Management currently estimates the aggregate range of reasonably possible losses as $0.2 million to $1.4 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2012. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure. During the three months ended March 31, 2012, a matter associated with tax certificates activities was settled for $1.6 million reducing the range of possible losses reported as of December 31, 2011 and the settlement amount was included in other liabilities in the Company’s unaudited Consolidated Statement of Financial Condition.

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

BankAtlantic Bancorp, Inc. and Subsidiaries

The following is a description of the ongoing litigation and regulatory matters:

Class action securities litigation

In October 2007, the Company and current or former officers of the Company were named in a lawsuit which alleged that during the period of November 9, 2005 through October 25, 2007, the Company and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint asserted claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 and sought unspecified damages. On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of the Company’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 who retained those shares until the end of the period. The jury rejected the plaintiffs’ claim for the six month period from October 19, 2006 to April 25, 2007. Prior to the beginning of the trial, the plaintiffs abandoned any claim for any prior period. On April 25, 2011, the Court granted defendants’ post-trial motion for judgment as a matter of law and vacated the jury verdict, resulting in a judgment in favor of all defendants on all claims. The plaintiffs have appealed the Court’s order setting aside the jury verdict with respect to certain of the defendants, which is pending before the United States Court of Appeals for the Eleventh Circuit.

Class Action Overdraft Processing Litigation

In November 2010, the two pending class action complaints against BankAtlantic associated with overdraft fees were consolidated. The Complaint, which asserts claims for breach of contract and breach of the duty of good faith and fair dealing, alleges that BankAtlantic improperly re-sequenced debit card transactions from largest to smallest, improperly assessed overdraft fees on positive balances, and improperly imposed sustained overdraft fees on customers. BankAtlantic has filed a motion to dismiss, which is pending with the Court.

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

Securities and Exchange Commission Complaint

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BankAtlantic Bancorp and Alan B. Levan, BankAtlantic Bancorp’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BankAtlantic Bancorp’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BankAtlantic Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The SEC is seeking a finding by the court of violations of securities laws, a permanent injunction barring future violations, civil money penalties and, in the case of Mr. Alan B. Levan, an order barring him from serving as an officer or director of a public company. The defendants have filed a motion to dismiss, which is pending before the Court. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the actions.

Bancorp Shareholders Lawsuit Seeking to Block the sale of BankAtlantic to BB&T under the Agreement

On April 5, 2012, J.Phillip Max filed a class action complaint in the Circuit Court for the Seventeenth Judicial Circuit in Broward County, Florida against Alan Levan, Jarett Levan, John Abdo, Steven Coldren, D. Keith Cobb, Charles C. Winningham III, Bruno Di Giulian, Willis Holcombe, David Lieberman, BankAtlantic Bancorp, Inc., BFC Financial Corporation, and BB&T Corporation. The complaint alleges that the individual defendants breached their fiduciary duties of care, good faith and loyalty by causing or permitting BankAtlantic Bancorp to sell substantially all of its assets to BB&T. The complaint further alleges that Bancorp, BFC and BB&T aided and abetted these breaches of fiduciary duty. The complaint seeks declaratory and equitable relief, including an injunction against the proposed transaction between BankAtlantic Bancorp and BB&T, as well as seeking damages. BankAtlantic Bancorp believes the claims to be without merit and intends to vigorously defend the lawsuit.

BankAtlantic Bancorp, Inc. and Subsidiaries

11.	New Accounting Pronouncements

Update Number 2011-12 – Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In this update, the FASB deferred only changes in ASU 2011-5 that relate to the presentation of reclassification adjustments. The deferral allows the FASB to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income of the components of net income and other comprehensive income for all periods presented. All other requirements of ASU 2011-5 are not affected by this deferral.

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

Update Number 2011-10 – Property, Plant, and Equipment (Topic 360): Derecognition of In-substance Real Estate – a Scope Clarification. Generally, when a reporting entity ceases to have a controlling financial interest in a subsidiary that is in-substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance of Topic 360 to determine whether it should derecognize the in-substance real estate. The reporting entity would continue to include the real estate and debt on its financial statements until legal title to the real estate is transferred to legally satisfy the debt. This accounting standard update is effective for annual and interim periods beginning on or after June 15, 2012. The Company believes that this update will not have a material impact on its financial statements.

Update Number 2011-08 – Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This accounting standard update allows entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this option, an entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on that qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. This accounting standard update is effective for annual and interim goodwill impairment tests performed beginning January 1, 2012. This update did not have a material impact on the Company’s financial statements.

Update Number 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update makes available the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The update did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. However, the update eliminated the presentation of other comprehensive income as part of the statement of changes in stockholders’ equity. This update is effective for the first interim period beginning after December 15, 2011, and must be applied retrospectively. The Company implemented this update as of January 1, 2012 except for the presentation of reclassification adjustments on the face of the financial statements which was deferred in Update Number 2011-12. Pursuant to the implementation of this update, The Company changed its presentation of comprehensive income from the presentation of comprehensive income as part of its Statement of Changes in Stockholders’ Equity to presenting comprehensive income in a separate statement. The implementation of this update did not have a material effect on the Company’s financial statements.

Update Number 2011-4 – Fair Value Measurement (Topic 820). Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This guidance clarifies the FASB’s intent regarding the highest and best use valuation premise and also provides guidance on measuring the fair value of an instrument classified

BankAtlantic Bancorp, Inc. and Subsidiaries

in shareholders’ equity, the treatment of premiums and discounts in fair value measurements and measuring fair value of financial instruments that are managed within a portfolio. This standard also expands the disclosure requirements related to fair value measurements, including a requirement to disclose valuation processes and sensitivity of the fair value measurements to changes in unobservable inputs for fair value measurements categorized within Level 3 of the fair value hierarchy and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value measurement is required to be disclosed. The effective date of this update is for the first interim period beginning after December 15, 2011, and early application is not permitted. The Company implemented this disclosure update as of January 1, 2012 and the implementation of this update did not have a material effect on the Company’s financial statements.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BankAtlantic Bancorp, Inc. and its subsidiaries (the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three months ended March 31, 2012. The principal assets of BankAtlantic Bancorp consist of its ownership in BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, and its subsidiaries (“BankAtlantic”). On November 1, 2011, BankAtlantic Bancorp entered into a definition agreement to sell BankAtlantic to BB&T Corporation (“BB&T”), which agreement was amended on March 13, 2012, (“Agreement”). Based on the probable sale of BankAtlantic, the financial statements reflect BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units as discontinued operations for the three months ended March 31, 2012 and 2011, respectively. The Company expects to continue commercial lending activities subsequent to the transaction resulting in the inclusion of BankAtlantic’s Commercial Lending reporting unit (“CLRU”) in continuing operations for the three months ended March 31, 2012 and 2011. See Note 1 – “Basis of Financial Statement Presentation” to the Notes to the Company’s Consolidated Financial Statements for a further discussion of the presentation of the Company’s results of operations and Note 2 – “Assets and Liabilities Held for Sale “ to the Notes to the Company’s Consolidated Financial Statements for a further discussion of the presentation of assets and liabilities in the Company’s Statement of Condition.

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and include words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to have been correct. Future results could differ materially as a result of a variety of risks and uncertainties, many of which are outside of the control of management. These risks and uncertainties include, but are not limited to the impact of economic, competitive and other factors affecting the Company and BankAtlantic and their operations, markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, decreases in real estate values, and increased unemployment or sustained high unemployment rates on our business generally, BankAtlantic’s regulatory compliance, the ability of our borrowers to service their obligations and of our customers to maintain account balances and the value of collateral securing our loans; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact of the economy and real estate market values on our assets and the credit quality of our loans (including those held in the asset workout subsidiary of the Company); the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; the impact of and expenses associated with litigation including but not limited to litigation relating to overdraft fees and litigation brought by the SEC; risks associated with maintaining required capital levels and that failing to comply with regulatory mandates will result in the imposition of additional regulatory requirements and/or fines; changes in interest rates and the effects of, and changes in, trade, monetary and fiscal policies and laws including their impact on the bank’s net interest margin; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities and our ability to raise capital; and the risks associated with the impact of periodic valuation testing of goodwill, deferred tax assets and other assets. Past performance and perceived trends may not be indicative of future results. In addition, this document contains forward looking statements relating to the agreement to sell BankAtlantic to BB&T that involve a number of risks and uncertainties including, but not limited to, the following: that the transaction between BB&T and BankAtlantic Bancorp may not be completed in the time frame indicated, on anticipated terms, or at all; that BankAtlantic Bancorp’s and/or BankAtlantic’s business or net asset values may be negatively affected by the pendency of the proposed transaction or otherwise; that regulatory approvals may not be received or may be subject to burdensome or unacceptable conditions; that the transaction may not be as advantageous to

BankAtlantic Bancorp, Inc. and Subsidiaries

BankAtlantic Bancorp as expected; that BankAtlantic Bancorp’s shareholders may not realize the anticipated benefits; that BankAtlantic Bancorp’s future business plans may not be realized as anticipated, if at all; that the Company’s Class A Common Stock may not meet the requirements for continued listing on the NYSE; and that the assets retained by BankAtlantic Bancorp directly or through subsidiaries may not be monetized at the values currently ascribed to them. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company cautions that the foregoing factors are not exclusive.

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

Consolidated Results of Operations

Loss from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011	Change
CLRU	$(3,942)	(7,680)	3,738
Parent Company	(9,230)	(6,521)	(2,709)

Loss from continuing operations	$(13,172)	(14,201)	1,029

For the Three Months Ended March 31, 2012 Compared to the Same 2011 Period:

CLRU’s improved performance during the 2012 quarter compared to the same 2011 quarter was primarily the result of a decrease in the provision for loan losses and lower operating expenses partially offset by a decline in net interest income and higher impairments on real estate owned.

The decrease in the provision for loan losses primarily reflects a slowing in the amount of commercial loans migrating to a delinquency or non-accrual status compared to prior periods resulting in improved loss experience during 2012 compared to 2011 with corresponding declines in the allowance for loan losses. The decrease in operating expenses reflects lower compensation and occupancy expenses. The decline in employee compensation resulted primarily from a reduction in commercial lending personnel associated with the decision to significantly limit commercial loan originations and purchases. The lower occupancy expense reflects the consolidation of back-office facilities. The lower net interest income resulted primarily from a significant reduction in commercial loan average balances and secondarily from lower average loan yields. The lower average balances reflect the significant reduction in commercial real estate loan originations and purchases. During the three months ended March 31, 2012, BBX recognized real estate owned impairments of $1.7 million compared to a recovery of $0.2 million during the same 2011 period.

The increase in the Parent Company’s loss for the 2012 quarter compared to the same 2011 quarter resulted primarily from a $4.6 million increase in professional fees due to TruPs related litigation in Delaware associated with the BB&T transaction, which includes an estimate of reimbursements to trustees for their legal and related expenses in that litigation. Also contributing to the increase in the Parent Company’s loss was a $0.3 million increase in junior subordinated debenture interest expense due to higher average debenture balances as a result of the Parent Company’s election to defer the payment of interest on the debentures.

BankAtlantic Bancorp, Inc. and Subsidiaries

Results of Discontinued Operations

The loss from BankAtlantic’s discontinued operations was as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011	Change
Net interest income	$17,473	22,955	(5,482)
Provision for loan losses	(9,217)	(20,985)	11,768
Non-interest income	17,524	22,493	(4,969)
Non-interest expense	(26,816)	(33,149)	6,333
Provision for income taxes	—	—	—

Loss from discontinued operations	$(1,036)	(8,686)	7,650

The reduced loss in discontinued operations during 2012 compared to 2011 primarily resulted from a decline in the provision for loan losses and lower non-interest expenses partially offset by a decline in net interest income and other non-interest income.

The improvement in the provision for loan losses resulted primarily from a significant decline in the provision for residential loan losses reflecting an improved loss experience during 2012 compared to 2011. The decrease in operating expenses reflects lower compensation and occupancy expenses associated with the consolidation of back-office facilities, workforce reductions, normal attrition and elimination of expenses associated with BankAtlantic’s Tampa operations as a result of the completion of the Tampa branch sale on June 3, 2011. The lower net interest income in 2012 resulted primarily from a significant reduction in earning assets and an increasing proportion of investments in low yielding cash balances at the Federal Reserve Bank. The reduction in non-interest income primarily reflects the sale of the Tampa branches and lower overdraft fees recognized during 2012 compared to 2011. We believe that the decline in the overdraft fees reflects higher customer balances, regulatory initiatives and changes in our overdraft policies, as well as changes in customer behavior.

CLRU Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Commercial Lending Reporting Unit (“CLRU”) (in thousands):

	For the Three Months Ended March 31,		Change 2012 vs
	2012	2011	2011
Interest income	$8,158	11,753	(3,595)
Provision for loan losses	761	(6,847)	7,608

Net interest income after provision for loan losses	8,919	4,906	4,013
Non-interest income	70	1	69
Non-interest expense	(12,930)	(12,586)	(344)

CLRU loss before income taxes	(3,941)	(7,679)	3,738
Provision for income taxes	1	1	—

CLRU net loss	$(3,942)	(7,680)	3,738

BankAtlantic Bancorp, Inc. and Subsidiaries

Interest Income

The average balance and average yield of CLRU’s commercial loans during the three months ended March 31, 2012 were $783.6 million and 4.17%, respectively, compared to $1.0 billion and 4.66%, respectively, during the same 2011 period. The reduction in average balances reflects loan repayments, migration of loans to real estate owned and loan sales as well as a substantial decline in loan originations. The lower yields reflect the repayment of loans with higher yields than the existing loan portfolio and a greater percentage of loans on non-accrual during 2012 compared to 2011.

Asset Quality

The loans and real estate owned presented below as of March 31, 2012 and for the three months ended March 31, 2012 excludes loans and real estate owned to be transferred to BB&T under the terms of the Agreement as these loans are included in assets held for sale.

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

	March 31, 2012			December 31, 2011
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans
Commercial non-real estate	$1,359	4.60%	7.58%	$16,408	13.89%	4.60%
Commercial real estate	4,212	1.68	64.50	66,269	9.84	26.23
Small business	1,020	2.90	8.94	7,168	2.52	11.09
Residential real estate	210	0.39	13.61	16,704	1.79	36.34
Consumer	366	1.74	5.36	22,554	4.04	21.74

Total allowance for loan losses	$7,167	1.83%	100.00%	$129,103	5.03%	100.00%

Included in the allowance for loan losses as of March 31, 2012 and December 31, 2011 were specific valuation allowances by loan type as follows (in thousands):

	March 31,	December 31,
	2012	2011
Commercial non-real estate	$243	15,408
Commercial real estate	222	51,798
Small business	702	861
Consumer	—	1,454
Residential	—	6,942

Total	$1,167	76,463

The decrease in the allowance for loan losses at March 31, 2012 compared to December 31, 2011 resulted primarily from the transferring of loans to assets held for sale and the charge-off of specific valuation allowances on collateral dependent loans. In connection with the proposed transaction with BB&T, BankAtlantic transferred $1.9 billion of loans and $48.6 million of allowance for loan losses to assets held for sale. The reduction in allowance for loan losses to gross

BankAtlantic Bancorp, Inc. and Subsidiaries

loans in each category reflects the charge-off of $65.7 million of the specific valuation allowances and the fact that a higher percent of the loans which were not transferred to assets held for sale (because they will be retained after the BB&T transaction) are non-performing and/or collateral dependent. An allowance for loan losses was not established for those collateral dependent loans as these loans were instead charged-down to the fair value of the collateral less cost to sell.

As part of the transition of the regulation of OTS savings associations to the OCC, the OCC provided guidance to thrifts related to their transition to OCC regulatory reporting, which was to be implemented no later than March 31, 2012, including guidance surrounding specific valuation allowances on collateral dependent loans. Under OCC guidance where the appraised value of collateral on a collateral dependent loan is less than the recorded investment of the loan, a charge-off of the amount of the deficiency rather than a specific valuation allowance is now generally required. Management considered the appraisals on its impaired collateral dependent loans, including appraised values and appraisal dates, and during the first quarter of 2012, the Company charged down the recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell. This charge down consisted entirely of the charging-off of existing specific valuation allowances. As a specific valuation allowance was previously established for these loans, the charge-offs did not impact the provision for loan losses or the net loss during the three months ended March 31, 2012, but did reduce the Company’s allowance for loan losses and recorded investment in the loans. Further, these charge-offs of specific valuation allowances did not impact the estimation of the allowance for loan losses as the change in the specific valuation allowances was always a factor in the overall estimation of BankAtlantic’s allowance for loan losses.

The activity in CLRU’s allowance for loan losses was as follows (in thousands):

	For the Three Months Ended March 31,
Allowance for Loan Losses:	2012	2011
Balance, beginning of period	$82,676	93,816
Charge-offs:
Commercial real estate	(50,723)	(12,668)
Commercial non-real estate	(14,614)	(464)

Total Charge-offs	(65,337)	(13,132)
Recoveries of loans previously charged-off	54	1,505

Net (charge-offs)	(65,283)	(11,627)
Provision for loan losses	(761)	6,847
Transfer to assets held for sale	(11,061)	—

Balance, end of period	$5,571	89,036

Commercial real estate loan charge-offs during the three months ended March 31, 2012 included $46.7 million of charge-offs related to previously established specific valuation allowances as discussed above. Excluding these specific valuation allowance charge-offs, commercial real estate charge-offs declined from $12.7 million during the three months ended March 31, 2011 to $4.0 million for the same 2012 period. The $4.0 million commercial real estate loan charge-offs during the 2012 quarter also related to the charge-off of specific valuation allowances upon the transfer of $16.3 million of commercial residential loans to held for sale. During the three months ended March 31, 2011, commercial real estate loan charge-offs consisted of $4.0 million of charge-offs related to four commercial residential loans, $6.8 million of charge-offs related to one commercial land loan and $0.5 million of charge-offs related to commercial other loans. These charge-offs were primarily due to lower updated property valuations.

Commercial non-real estate charge-offs during the three months ended March 31, 2012 included $12.5 million of charge-offs related to previously established specific valuation allowances. The remaining $2.1 million of charge-offs during 2012 related to one asset backed lending relationship. The commercial non-real estate loan charge-off during the three months ended March 31, 2011 was related to one business loan in the real estate brokerage industry.

BankAtlantic Bancorp, Inc. and Subsidiaries

The recovery in the provision for loan losses for the three months ended March 31, 2012 reflects declining commercial real estate loan balances, improved historical loss experience during 2012 compared to 2011, and a decline in loans migrating to non-accrual status. The recovery in the commercial real estate provision for loan losses was partially offset by an increase in the provision for loan losses on commercial non-real estate loans associated with the charge-off of a $2.1 million asset backed loan.

Pursuant to the Agreement with BB&T, commercial loans with a recorded investment of $378.2 million as of March 31, 2012 are anticipated to be transferred to BB&T in connection with the sale of BankAtlantic. The allowance for loan losses associated with these commercial loans as of March 31, 2012, which were included in the above table was $11.1 million.

At the indicated dates, CLRU’s non-performing assets, loans contractually past due 90 days or more and still accruing, performing impaired loans and troubled debt restructured loans as of March 31, 2012 and BankAtlantic’s non-performing assets, loans contractually past due 90 days or more and still accruing, performing impaired loans and troubled debt restructured loans as of December 31, 2011 were as follows (in thousands):

	As of
	March 31, 2012	December 31, 2011
NON-PERFORMING ASSETS
Tax certificates	$2,844	3,094
Residential (1)	61,977	85,855
Commercial real estate (2)	162,371	206,038
Commercial non-real estate	4,460	19,172
Small business	8,461	12,016
Consumer	9,398	14,134

Total non-accrual assets (3)	249,511	340,309

REPOSSESSED ASSETS:
Tax certificates	897	800
Residential real estate	7,973	9,592
Commercial real estate	62,434	63,091
Small business real estate	3,104	3,883
Consumer real estate	531	671

Total repossessed assets	74,939	78,037

Total non-performing assets	$324,450	418,346

OTHER ACCRUING IMPAIRED LOANS
Contractually past due 90 days or more (4)	$—	80
Troubled debt restructured loans	101,222	116,954

TOTAL OTHER ACCRUING IMPAIRED LOANS	$101,222	117,034

(1)	Includes $25.9 million and $33.2 million of interest-only residential loans as of March 31, 2012 and December 31, 2011, respectively.
(2)	Excluded from the above table as of March 31, 2012 and December 31, 2011 were $3.7 million and $8.1 million, respectively, of commercial residential loans that were transferred to a work-out subsidiary of the Parent Company in March 2008.
(3)	Includes $104.0 million and $124.8 million of troubled debt restructured loans as of March 31, 2012 and December 31, 2011, respectively.
(4)	BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.

BankAtlantic Bancorp, Inc. and Subsidiaries

The decline in non-performing assets at March 31, 2012 compared to December 31, 2011 reflects the charge-off of $66.5 million of collateral dependent loans, the migration of $12.5 million of loans to real estate owned and the payoff of a $12.3 million commercial residential loan.

The decline in commercial real estate non-accrual loans resulted primarily from $46.7 million of loan charge-offs associated with previously established specific valuation allowances and the payoff of a $12.3 million commercial residential loan partially offset by a $11.3 million commercial residential loan transferred to nonaccrual.

The decline in commercial non-real estate non-accrual loans reflects $12.5 million of charge-offs associated with previously established specific valuation allowances and the charge-off of a $2.1 million asset based loan.

The decline in residential non-accrual loans resulted primarily from loan repayments through borrower short sales and $6.9 million of charge-offs associated with previously established specific valuation allowance and charge-offs.

The decline in consumer non-accrual loans reflects $1.1 million of charge-offs associated with previously established specific valuation allowances and charge-offs.

The decline in small business non-accrual loans reflects loan payoffs and the transfer of loans to real estate owned.

The lower repossessed assets balances resulted primarily from the sale of residential real estate owned. During the three months ended March 31, 2012, $8.8 million of loans migrated to real estate owned, $1.4 million of impairments were recognized and $10.3 million of real estate owned properties were sold. During the three months ended March 31, 2011, $6.8 million of loans migrated to real estate owned and $4.4 million of real estate owned properties were sold. As non-accrual loans migrate into repossessed assets in the future, we expect repossessed assets as well as sales of real estate owned to increase.

In response to current market conditions, management generally decides, on a case-by-case basis, whether to modify loans for borrowers experiencing financial difficulties and has modified the terms of certain commercial, small business, residential and consumer home equity loans. The concessions made to borrowers experiencing financial difficulties have generally included among others, the reduction of contractual interest rates and, in some cases, forgiveness of a portion of loan principal upon satisfactory performance under the modified terms, conversion of amortizing loans to interest only payments or the deferral of some interest payments until the maturity date of the loan. Loans that are not delinquent at the date of modification are generally not placed on non-accrual. Modified non-accrual loans are generally not returned to an accruing status and the days past due are not reset on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period.

Troubled debt restructured loans by loan type were as follows (in thousands):

	As of March 31, 2012		As of December 31, 2011
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$90,947	81,770	108,946	96,146
Small business	3,229	6,354	4,024	6,878
Consumer	948	10,823	1,071	11,536
Residential	8,843	2,275	10,718	2,394

Total	$103,967	101,222	124,759	116,954

BankAtlantic Bancorp, Inc. and Subsidiaries

BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Seven relationships accounted for 49.5% of our $166.8 million of non-accrual commercial loans as of March 31, 2012. The following table outlines general information about these seven relationships as of March 31, 2012 (in thousands):

Relationships	Unpaid Principal Balance	Recorded Investment (3)	Date loan Originated	Date Placed on Nonaccrual	Default Date (2)	Loan Class	Date of Last Full Appraisal
Commercial Land Developers
Relationship No. 1	$10,338	6,979	Q1-2005	Q4-2010	(1)	Land	Q4-2011
Relationship No. 2	28,771	8,442	12/8/2006	Q4-2008	Q4-2008	Land	Q4-2011
Relationship No. 3	27,507	10,686	Q1-1995	Q4-2009	Q4-2009	Land	Q1-2012

Total	$66,616	26,107

Commercial Non-Residential Developers
Relationship No. 4	$24,744	12,172	Q2-2008	Q4-2011	(1)	Other	Q1-2012
Relationship No. 5	25,379	16,203	Q3-2006	Q2-2010	(1)	Other	Q2-2011
Relationship No. 6	18,428	12,929	Q1-2007	Q3-2010	(1)	Other	Q2-2011
Relationship No. 7	19,568	15,140	Q4-2007	Q3-2011	(1)	Other	Q2-2011

Total	$88,119	56,444

Total of Large Relationships	$154,735	82,551

(1)	The loan is currently not in default.
(2)	The default date is defined as the date of the initial missed payment prior to default.
(3)	Recorded investment is the “Unpaid Principal Balance” less charge-offs.

The following table presents purchased residential loans by year of origination segregated by amortizing and interest only loans at March 31, 2012 (excluding purchased residential loans to be transferred to BB&T under the terms of the Agreement as these loans are included in assets held for sale) (dollars in thousands):

	Amortizing Purchased Residential Loans
Year of Origination	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV(1)	FICO Scores at Origination	Current FICO Scores(2)	Amount Delinquent	Debt Ratios at Origination(3)

2007	$5,428	3,081	78.60%	169.56%	714	667	4,453	41.56%
2006	5,852	4,211	75.41%	131.12%	686	580	4,965	37.51%
2005	9,103	5,359	77.95%	137.14%	706	598	8,734	36.77%
2004	21,899	17,272	75.14%	103.66%	717	585	18,645	36.48%
Prior to 2004	4,677	4,398	72.93%	71.46%	713	581	4,071	36.49%

	Interest Only Purchased Residential Loans
Year of Origination	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV(1)	FICO Scores at Origination	Current FICO Scores(2)	Amount Delinquent	Debt Ratios at Origination(3)
2007	$10,962	6,330	77.32%	139.37%	738	673	10,383	37.13%
2006	17,674	10,050	77.62%	126.93%	732	639	17,186	33.69%
2005	6,798	4,317	73.85%	141.74%	723	696	5,628	36.11%
2004	3,974	2,775	73.78%	137.68%	728	626	3,974	27.55%
Prior to 2004	1,836	1,444	63.44%	70.72%	711	619	1,836	28.22%

BankAtlantic Bancorp, Inc. and Subsidiaries

The following table presents purchased residential loans by geographic area segregated by amortizing and interest-only loans at March 31, 2012 (dollars in thousands):

	Amortizing Purchased Residential Loans
State	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV(1)	FICO Scores at Origination	Current FICO Scores(2)	Amount Delinquent	Debt Ratios at Origination(3)

Arizona	$323	303	79.63%	50.68%	741	494	323	45.11%
California	11,450	8,013	76.59%	109.82%	716	626	9,107	36.51%
Florida	10,593	6,802	77.39%	150.55%	701	571	10,408	34.90%
Nevada	773	429	92.24%	226.41%	697	524	773	35.29%
Other States	24,020	18,982	74.52%	98.86%	706	588	20,357	38.59%

	Interest Only Purchased Residential Loans
State	Unpaid Principal	Recorded Investment	LTV at Origination	Current LTV(1)	FICO Scores at Origination	Current FICO Scores(2)	Amount Delinquent	Debt Ratios at Origination(3)

Arizona	$1,483	663	78.13%	208.62%	763	732	1,483	39.80%
California	9,849	6,220	73.21%	118.41%	733	693	8,235	31.45%
Florida	7,914	4,489	71.55%	133.63%	738	672	7,914	35.89%
Nevada	1,620	709	75.99%	190.97%	712	551	1,620	35.00%
Other States	20,378	12,835	78.76%	121.25%	723	646	19,754	34.53%

(1)	Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 from automated valuation models.
(2)	Current FICO scores based on borrowers for which FICO scores were available as of the second quarter of 2011.
(3)	Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.

CLRU Non-Interest Income

Non-interest income during the three months ended March 31, 2012 and 2011 was $70,000 and $1,000, respectively. The non-interest income during the three months ended March 31, 2012 consisted of the retention of a non-refundable deposit associated with a contract to sell a real estate owned property and a $3,000 gain on the sale of a loan. The $1,000 of other income during the three months ended March 31, 2011 consisted of miscellaneous income from a joint venture that factors receivables. The joint venture ceased operations during the fourth quarter of 2011.

CLRU Non-Interest Expense

	For the Three Months Ended
(in thousands)	2012	2011	Change
Employee compensation and benefits	$4,742	4,996	(254)
Occupancy and equipment	2,168	3,042	(874)
Advertising and promotion	94	87	7
Professional fees	1,613	1,750	(137)
(Recovery)/impairment of assets held for sale	(22)	201	(223)
Impairment/(recovery) of real estate owned	1,655	(232)	1,887
Other	2,680	2,742	(62)

Total non-interest expense	$12,930	12,586	344

Accounting rules require that BankAtlantic’s general corporate overhead be included in its entirety in non-interest expense as presented for CLRU for the three months ended March 31, 2012 and 2011. Upon consummation of the BB&T transaction, management anticipates that BBX’s cost structure will significantly change resulting in a substantial reduction in non-interest expenses in periods subsequent to the sale of BankAtlantic.

BankAtlantic Bancorp, Inc. and Subsidiaries

The decline in employee compensation and benefits during the three months ended March 31, 2012 compared to the same 2011 period resulted primarily from workforce reductions. BankAtlantic reduced its commercial lending workforce, consisting primarily of lending officers, through normal attrition as commercial loan originations and purchases during 2011 and the first three months of 2012 were significantly reduced from historical levels. The majority of employee compensation and benefits reflects general corporate overhead.

Occupancy and equipment for the three months ended March 31, 2012 and 2011 primarily reflects costs associated with the operation of back office facilities including the corporate headquarters. The lower Occupancy and equipment expenses during the 2012 period compared to the same 2011 period reflects lower rent and depreciation expense primarily due to consolidation of back-office facilities.

The decrease in professional fees during the three months ended March 31, 2012 compared to the same 2011 period reflects $0.4 million of legal costs associated with a commercial loan foreclosure involving a land lease during the three months ended March 31, 2011 partially offset by higher general loan foreclosure expenses during the 2012 period compared to the same 2011 three month period.

The impairment (reversals) of loans held for sale represents lower of cost or market adjustments on loans classified as held for sale. The impairment or reversals resulted primarily from property values obtained from updated valuations of the underlying loan collateral.

Impairment of real estate owned during the three months ended March 31, 2012 reflects lower of cost or fair value less cost of sale adjustments on real estate owned. During the three months ended March 31, 2012, valuation allowances were established on six properties due to updated property valuations. During the three months ended March 31, 2011, a valuation allowance was reversed associated with the sale of a real estate owned property.

Other non-interest expenses consisted of the following:

	For the Three Months Ended March 31,		Change 2012 vs. 2011
(in thousands)	2012	2011
Insurance	$1,087	940	147
Foreclosed asset activity	390	354	36
Executive services	581	564	17
Other	622	884	(262)

Total non-interest expense	$2,680	2,742	(62)

BankAtlantic Bancorp, Inc. and Subsidiaries

Parent Company Results of Operations

	For the Three Months Ended March 31,		Change 2012 vs. 2011
(in thousands)	2012	2011
Net interest income (expense):
Interest income on loans	$177	49	128
Interest and dividend income on taxable securities	—	40	(40)
Interest expense on junior subordinated debentures	(4,167)	(3,784)	(383)

Net interest expense	(3,990)	(3,695)	(295)
Provision for loan losses	(4)	(20)	(16)

Net interest expense after provision for loan losses	(3,986)	(3,675)	(311)

Non-interest income:
Income from unconsolidated trusts	120	381	(261)
Other income	339	209	130

Non-interest income	459	590	(131)

Non-interest expense:
Employee compensation and benefits	517	527	(10)
Professional fees	4,584	378	4,206
Advertising and promotion	59	26	33
Other	543	2,501	(1,958)

Non-interest expense	5,703	3,432	2,271

Parent Company loss	$(9,230)	(6,517)	(2,713)

The Parent Company interest income during the three months ended March 31, 2012 and 2011 represents interest income on two performing loans. During 2012, the Parent Company recognized $134,000 of additional interest income on one of the performing loans associated with the deferral of monthly payments during prior periods as the borrowers’ cash flow improved.

Interest and dividend income on taxable securities during the three months ended March 31, 2011 represents dividends from an equity investment. The Parent Company ceased receiving dividends from the equity investment during the second quarter of 2011.

Interest expense for the three months ended March 31, 2012 and 2011 represents interest expense recognized on the Parent Company’s junior subordinated debentures. The increase in interest expense during 2012 compared to 2011 reflects higher average balances on junior subordinated debentures resulting from the deferral of interest. The average balance on junior subordinated debentures increased from $323 million during 2011 to $337.8 million during 2012. Average interest rates on junior subordinated debentures were 4.75% during 2011 compared to 4.93% during the 2012 period.

Income from unconsolidated trusts during the three months ended March 31, 2012 and 2011 represents equity earnings from trusts formed to issue trust preferred securities.

Other non-interest income during the three months ended March 31, 2011 included a loss of $99,000 from the sale of $1.7 million of loans held for sale. The Parent Company did not sell loans during the three months ended March 31, 2012. Also included in other non-interest income during each of the three months ended March 31, 2012 and 2011 was $0.3 million of income from BankAtlantic for executive management services. These fees were eliminated in the Company’s consolidated financial statements.

BankAtlantic Bancorp, Inc. and Subsidiaries

The substantial increase in professional fees during the first quarter of 2012 compared to the same 2011 quarter represents litigation costs from the TruPs related litigation in Delaware associated with the BB&T transaction, which includes an estimate of reimbursements to trustees for their legal fees and related expenses in that litigation.

The decrease in other non-interest expense during the quarter ended March 31, 2012 compared to the same 2011 quarter related primarily to impairments of $1.9 million of real estate owned and $0.4 million of loans held for sale during the 2011 period. During the three months ended March 31, 2012, the Parent Company had $0.4 million of real estate owned impairments and no loan impairments. The remaining other non-interest expenses during the three months ended March 31, 2012 and 2011 represent net real estate owned operating expenses as well as gains and losses from the sale of real estate owned.

Credit Quality

The composition of the Parent Company’s loans and real estate owned at the indicated dates was as follows (in thousands):

	March 31, 2012	December 31, 2011
Nonaccrual loans:
Commercial non-real estate:	$—	948
Commercial real estate:
Residential	3,296	3,703
Land	424	3,432

Total non-accrual loans	3,720	8,083
Allowance for loan losses	—	(784)

Non-accrual loans, net	3,720	7,299
Performing other commercial loans	2,476	2,432

Loans receivable, net	$6,196	9,731

Real estate owned	$9,866	9,137

During the three months ended March 31, 2012, the Parent Company charged off a $0.9 million commercial non-real estate loan and foreclosed on $3.4 million of land loans. The Parent Company had established a $0.8 million specific valuation allowance during prior periods on the charged off commercial non-real estate loan.

During the three months ended March 31, 2012, the Parent Company sold $2.6 million of real estate owned for a $0.3 million gain.

The Parent Company’s non-accrual loans include large loan balance lending relationships. The following table outlines general information about these relationships as of March 31, 2012 (in thousands):

Relationships	Unpaid Principal Balance	Recorded Investment	Specific Reserves	Date loan Originated	Date Placed on Nonaccrual	Default Date (2)	Collateral Type (3)	Date of Last Full Appraisal
Residential Land Developers
Relationship No. 1 (1)	$20,005	3,296	—	Q1-2005	Q4-2007	Q1-2008	Residential	Q3-2011
Relationship No. 2	3,060	424	—	Q2-2006	Q4-2008	Q1-2008	Residential	Q2-2011

Total Residential Land Developers	$23,065	3,720	—

(1)	During 2008, 2009 and 2010, the Parent Company recognized partial charge-offs on relationship No. 2 aggregating $16.4 million.
(2)	The default date is defined as the date of the initial missed payment prior to default.
(3)	Acquisition and development (“A&D”).

BankAtlantic Bancorp, Inc. and Subsidiaries

The loans that comprise the above relationships are all collateral dependent. As such, the Parent Company measures these loans based on the fair value of the collateral less costs to sell. The fair value of the collateral was determined using unadjusted third party appraisals for all relationships. Management performs quarterly impairment analyses on these credit relationships subsequent to the date of the appraisal and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal date. However, our policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure.

Changes in the Parent Company’s allowance for loan losses were as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Balance, beginning of period	$784	830
Loans charged-off	(948)	—
Recoveries of loans previously charged-off	168	4

Net (charge-offs)	4	4
Recovery for loan losses	(4)	(20)

Balance, end of period	$—	814

The provision for loan losses during the three months ended March 31, 2012 reflects the charge-off of a $0.9 million commercial non-real estate loan and the related charge-off of the specific valuation allowances established on this non-real estate loans during prior periods. The $0.2 million recovery relates to the foreclosure of a commercial land loan for which the fair value of the collateral less cost to sell exceeded the recorded investment in the loan.

The $4,000 recovery during the three months ended March 31, 2011 reflects funds received on loans previously charged-off.

BankAtlantic Bancorp Consolidated Financial Condition

The Company’s total assets increased as of March 31, 2012 compared to December 31, 2011 primarily as a result of deposit growth with excess funds invested in cash balances at the Federal Reserve Bank. Deposit balances increased by $177.4 million and total assets increased by $168.8 million. Cash and interest bearing deposits in other banks increased by $338.9 million. The remaining cash increase resulted primarily from a higher percentage of proceeds from the normal repayments of earning assets not being reinvested in earning assets as BankAtlantic significantly reduced loan purchases and originations, acquisition of tax certificates and acquisitions of securities available for sale.

Total assets at March 31, 2012 were $3.8 billion compared to $3.7 billion at December 31, 2011. The changes in components of total assets from December 31, 2011 to March 31, 2012 are summarized below:

•

Increase in interest-bearing deposits in other banks reflecting higher cash balances at the Federal Reserve Bank primarily resulting from deposit growth and repayments of loans and securities available for sale;

•	Decrease in securities available for sale reflecting the reclassification of $40.5 million of securities available for sale to assets held for sale as well as normal repayments;

•	Decrease in tax certificate balances reflecting the reclassification of $29.9 million of tax certificates to assets held for sale as well as normal redemptions;

•	Increase in loans held for sale primarily resulting from the transfer of a $15.1 million commercial loan to loans held for sale;

•

Reduction in loans receivable, net reflecting the reclassification of $1.9 billion of loans to assets held for sale as well as $12.3 million of loans migrating to real estate owned and the repayments of loans in the ordinary course of business;

•	Decrease in accrued interest receivable resulting primarily from the reclassification of $12.8 million of accrued interest receivable into assets held for sale and from lower earning asset balances;

•	Decrease in real estate owned primarily resulting from residential and commercial real estate sales;

BankAtlantic Bancorp, Inc. and Subsidiaries

•	Decrease in office properties and equipment resulting primarily from the reclassification of $133.2 million of office properties and equipment to assets held for sale;

•	Assets held for sale represents assets to be transferred to BB&T upon the closing of the sale of BankAtlantic to BB&T ; and

•	FHLB stock, real estate held for sale, goodwill and prepaid FDIC deposit insurance assessment were assets transferred to held for sale in their entirety.

The Company's total liabilities at March 31, 2012 were $3.9 billion compared to $3.7 billion at December 31, 2011. The changes in components of total liabilities from December 31, 2011 to March 31, 2012 are summarized below:

•	Increase in junior subordinated debentures liability due to interest deferrals;

•	Subordinated debentures of $22 million were reclassified to liabilities held for sale;

•

Included in other liabilities as of March 31, 2012 were principal and interest advances on purchased residential loans and real estate owned serviced by others of $12.7 million as well as loan escrow balance and accrued liabilities and;

•	Liabilities held for sale represents liabilities to be transferred to BB&T upon the closing of the transaction.

Liquidity and Capital Resources

BankAtlantic Bancorp, Inc.

Currently, BankAtlantic Bancorp’s principal source of liquidity is its cash holdings and funds obtained from its wholly-owned work-out subsidiary, but it expects to generate additional cash and liquidity in connection with the sale of BankAtlantic to BB&T. BankAtlantic Bancorp also may obtain funds through dividends from BankAtlantic, although none are anticipated or contemplated for the foreseeable future and BankAtlantic Bancorp is prohibited by the terms of the Company Order from issuing debt securities without receiving a prior non-objection from the Federal Reserve. BankAtlantic Bancorp has historically used its funds to contribute capital to its subsidiaries, and fund operations, including funding servicing costs and real estate owned operating expenses of its wholly-owned work-out subsidiary. The cash flows included in the Company’s Consolidated Statement of Cash Flows will not be the primary sources of cash flows after consummation of the transaction with BB&T. If the sale of BankAtlantic to BB&T is consummated in accordance with the terms of the Agreement, BankAtlantic Bancorp anticipates its principal source of liquidity to be the net cash proceeds to be received by BankAtlantic Bancorp upon closing of the transaction and thereafter to be the cash flows from the loans and real estate and other assets in BBX Capital Asset Management, LLC, which will be wholly-owned by BankAtlantic Bancorp, and distributions from its 5% preferred interest and 100% residual interest in the net cash flows from Florida Asset Resolution Group, LLC. BankAtlantic Bancorp also may obtain funds through the issuance of equity and debt securities. BankAtlantic Bancorp anticipates utilizing these funds for general corporate purposes including employee compensation and benefits, servicing costs and real estate owned operating expenses. At March 31, 2012, the Parent Company had approximately $341.1 million of junior subordinated debentures outstanding with maturities ranging from 2032 through 2037. The aggregate annual interest obligations on this indebtedness totaled approximately $16.1 million based on interest rates at March 31, 2012, which are generally indexed to three-month LIBOR. In order to preserve liquidity, BankAtlantic Bancorp elected in February 2009 to commence deferring interest payments on all of its outstanding junior subordinated debentures and to cease paying cash dividends on its common stock. The terms of the junior subordinated debentures and the trust documents allow BankAtlantic Bancorp to defer payments of interest for up to 20 consecutive quarterly periods without default or penalty. During the deferral period, the respective trusts have suspended the declaration and payment of dividends on the trust preferred securities. The deferral election began as of March 2009, and regularly scheduled quarterly interest payments aggregating $46.9 million that would otherwise have been paid during the 39 months ended March 31, 2012 were deferred. BankAtlantic Bancorp has the ability under the junior subordinated debentures to continue to defer interest payments for up to another 7 consecutive quarterly periods through ongoing appropriate notices to each of the trustees, and will make a decision each quarter as to whether to continue the deferral of interest. During the deferral period, interest will continue to accrue on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and BankAtlantic Bancorp will continue to record the interest expense associated with the junior subordinated debentures. During the deferral period, BankAtlantic Bancorp may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock nor make any payment on outstanding debt obligations that rank equally with or junior to the junior subordinated debentures. BankAtlantic Bancorp may end the deferral period by paying all accrued and unpaid interest. If BankAtlantic Bancorp were to continue to defer interest on its junior subordinated debentures through the year ended December 31, 2013, it would owe an aggregate of approximately $76 million of unpaid interest based on average interest rates as of March 31, 2012. The Company believes that its financial condition would be

BankAtlantic Bancorp, Inc. and Subsidiaries

adversely affected if interest payments continue to be deferred. Under the Agreement, BB&T will assume BankAtlantic Bancorp’s obligations under the junior subordinated debentures upon closing of the BB&T transaction; however, BankAtlantic Bancorp will be required to pay the deferred interest through closing in connection with the consummation of the transaction.

BankAtlantic Bancorp has not received dividends from BankAtlantic since the year ended December 31, 2008. The ability of BankAtlantic to pay dividends or make other distributions to BankAtlantic Bancorp in subsequent periods is subject to regulatory approval as provided in the Bank Order. BankAtlantic Bancorp may receive dividends from its asset work-out subsidiary upon the monetizing of the subsidiaries’ non-performing loans and real estate owned. However, BankAtlantic Bancorp and its workout subsidiary may not be able to monetize the loans or real estate owned on acceptable terms, if at all.

In February 2010, the Company filed a registration statement with the Securities and Exchange Commission registering to offer, from time to time, up to $75 million of Class A Common Stock, preferred stock, subscription rights, warrants or debt securities. A description of the securities offered and the expected use of the net proceeds from any sales will be outlined in a prospectus supplement if and when offered. After the completion of rights offerings in 2011 and 2010, $43.7 million of securities remain available for future issuance under this registration statement.

BankAtlantic Bancorp is generally required to provide BankAtlantic with managerial assistance and capital. Any financing needed to provide BankAtlantic with capital could be sought through public or private offerings, in privately negotiated transactions or otherwise. Any financing involving the issuance of our Class A Common Stock or securities convertible or exercisable for our Class A Common Stock could be highly dilutive for our existing shareholders. Such financing may not be available to us on favorable terms or at all.

BankAtlantic Bancorp has the following cash and investments that it believes provide a source for potential liquidity at March 31, 2012.

	As of March 31, 2012
(in thousands)	Carrying Value	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Estimated Fair Value
Cash and cash equivalents	$4,780	—	—	4,780
Securities available for sale	10	16	—	26

Total	$4,790	16	—	4,806

BankAtlantic Bancorp had $6.9 million of current liabilities as of March 31, 2012. The non-performing loans transferred to the wholly-owned subsidiary of BankAtlantic Bancorp may also provide a potential source of liquidity through workouts, repayments of the loans or sales of interests in the subsidiary. The balance of these loans and real estate owned at March 31, 2012 was $16.1 million. The majority of the current liabilities were TruPs related litigation costs anticipated to be paid in connection with consummation of the transaction with BB&T. During the three months ended March 31, 2012, the Parent Company received net cash flows of $2.6 million from its work-out subsidiary.

BankAtlantic Liquidity and Capital Resources

BankAtlantic’s primary sources of funds are deposits; principal repayments of loans, tax certificates and securities available for sale; proceeds from the sale of loans, securities available for sale and real estate owned; interest payments on loans and securities; capital contributions from BankAtlantic Bancorp and other funds generated by operations. These funds are primarily utilized to fund loan disbursements and purchases, deposit outflows, repayments of borrowings, purchases of tax certificates and securities available for sale, acquisitions of properties and equipment, and operating expenses. BankAtlantic’s liquidity currently depends on its ability to generate sufficient cash to support loan demand, to meet deposit withdrawals, and to pay operating expenses. BankAtlantic’s securities portfolio provides an internal source of liquidity through its short-term investments as well as scheduled maturities and interest payments. Loan repayments and loan sales also provide an internal source of liquidity. BankAtlantic maintained excess cash balances during the three months ended March 31, 2012 in order to improve liquidity and in anticipation of the closing of the BB&T transaction.

BankAtlantic Bancorp, Inc. and Subsidiaries

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

BankAtlantic’s unused lines of credit decreased from $585 million as of December 31, 2011 to $578 million as of March 31, 2012 due to lower collateral balances. The FHLB has granted BankAtlantic a line of credit capped at 20% of assets subject to available collateral, with a maximum term of ten years. The line of credit is secured by a blanket lien on BankAtlantic’s residential mortgage loans and certain commercial real estate and consumer home equity loans. BankAtlantic utilized its FHLB line of credit to obtain a $58.1 million letter of credit used primarily to secure public deposits as of March 31, 2012. There were no FHLB borrowings outstanding as of March 31, 2012. BankAtlantic’s unused available borrowings under this line of credit were approximately $543 million at March 31, 2012. Additionally, BankAtlantic had total cash on hand with other financial institutions of $1.1 billion at March 31, 2012.

An additional source of liquidity for BankAtlantic is its securities portfolio. As of March 31, 2012, BankAtlantic had $7 million of unpledged securities that could be sold or pledged for additional borrowings with the FHLB, the Federal Reserve or other financial institutions. BankAtlantic is also eligible to participate in the Federal Reserve’s discount window program under its secondary credit program. The amount that can be borrowed under this program is dependent on the delivery of collateral to the Federal Reserve, and BankAtlantic had unused available borrowings of approximately $28 million, with no amounts outstanding under this program, at March 31, 2012. We are not permitted to incur day-light overdrafts in our Federal Reserve bank account and accordingly, our intent is to continue to maintain sufficient funds at the Federal Reserve to support intraday activity. BankAtlantic’s current lines of credit may not be available when needed as these lines of credit are subject to periodic review and may be terminated or reduced at the discretion of the issuing institutions or reduced based on availability of qualifying collateral. Additionally, interest rate changes, additional collateral requirements, disruptions in the capital markets, deterioration in BankAtlantic’s financial condition, litigation or regulatory action may make borrowings unavailable or make terms of the borrowings and deposits less favorable. There is a risk that our cost of funds will increase and that the borrowing capacity from funding sources may decrease, and any of these factors could have material adverse effect on BankAtlantic’s liquidity.

Included in deposits at March 31, 2012 was $0.8 million in brokered deposits. BankAtlantic is currently restricted from acquiring additional brokered deposits or renewing its existing brokered deposits, and the brokered deposits were repaid in April 2012.

BankAtlantic’s liquidity may be affected by unforeseen demands on cash. Our objective in managing liquidity is to maintain sufficient resources of available liquid assets to address our funding needs. Multiple market disruptions and regulatory actions may make it more difficult for us and for financial institutions in general to borrow money. We cannot predict with any degree of certainty how long any of these adverse market conditions might continue, nor can we anticipate the degree to which such market conditions may impact our operations. Deterioration in the performance of other financial institutions may adversely impact the ability of all financial institutions to access liquidity. Further deterioration in the financial markets or adverse regulatory actions may further impact us or result in additional market-wide liquidity problems, and affect our liquidity position. We believe BankAtlantic has improved its liquidity position by paying down borrowings, reducing assets and significantly increasing its cash reserves.

BankAtlantic Bancorp, Inc. and Subsidiaries

BankAtlantic’s actual capital amounts and ratios are presented in the table and are compared to the prompt corrective action (“PCA”) “well capitalized” requirements and the capital requirements set forth in the Bank Order that BankAtlantic must maintain (dollars in thousands):

	Actual		PCA Defined Well Capitalized		Bank Order Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Total risk-based capital	$343,534	15.77%	$217,904	10.00%	$305,065	14.00%
Tier I risk-based capital	$293,854	13.49%	$130,742	6.00%	$130,742	6.00%
Tangible capital	$293,854	7.72%	$57,098	1.50%	$57,098	1.50%
Core capital	$293,854	7.72%	$190,326	5.00%	$304,522	8.00%
As of December 31, 2011
Total risk-based capital	$349,751	15.15%	$230,926	10.00%	$323,296	14.00%
Tier I risk-based capital	$298,499	12.93%	$138,555	6.00%	$138,555	6.00%
Tangible capital	$298,499	8.22%	$54,496	1.50%	$54,496	1.50%
Core capital	$298,499	8.22%	$181,655	5.00%	$290,648	8.00%

Pursuant to the Bank Order, BankAtlantic was required to attain by June 30, 2011 and maintain a tier 1/core capital ratio equal to or greater than 8% and a total risk-based capital ratio equal to or greater than 14%. BankAtlantic has maintained its regulatory capital ratios at levels that exceeded prompt corrective action “well capitalized” requirements and from June 30, 2011 until March 31, 2012, had maintained its regulatory capital ratios at levels that exceed the Bank Order required capital levels. BankAtlantic’s core capital ratio fell below the Bank Order capital requirement of 8.00% due to the increase in assets from deposit growth. The proceeds received from the deposit growth enhanced BankAtlantic’s liquidity as the funds were invested in cash at the Federal Reserve Bank. In the event the BB&T transaction is not consummated, BankAtlantic may seek to reduce deposit and asset balances in order to improve its capital ratios to meet the core capital requirements in the Bank Order. Additionally, BankAtlantic Bancorp and BankAtlantic may seek to maintain the higher capital requirements through efforts that may include the issuance by BankAtlantic Bancorp of its Class A Common Stock through a public or private offering, the sale of branches and the reduction in assets, although asset sales and reductions may make it more difficult to achieve profitability. The Company may not be successful in raising additional capital or executing plans to attain and maintain BankAtlantic’s higher regulatory capital ratios in subsequent periods. The inability to raise capital or otherwise meet regulatory requirements could have a material adverse impact on the Company's business, results of operations and financial condition.

BankAtlantic Bancorp, Inc. and Subsidiaries

BankAtlantic’s Contractual Obligations and Off Balance Sheet Arrangements as of March 31, 2012 were (in thousands):

	Payments Due by Period (1)(2)(3)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Time deposits	$320,421	189,883	96,642	33,519	377
Subordinated debentures	22,000	22,000	—	—	—
Operating lease obligations held for use	28,958	4,974	9,730	3,328	10,926
Operating lease obligations held for sublease	14,657	688	1,919	1,298	10,752
Pension obligation	19,318	1,587	3,349	3,799	10,583
Other obligations	11,200	3,200	6,400	1,600	—

Total contractual cash obligations	$416,554	222,332	118,040	43,544	32,638

(1)	Payments Due by Period information is based on contractual maturities
(2)	The above table excludes interest payments on interest bearing liabilities
(3)	The contractual obligations and off balance sheet arrangements set forth in this table are anticipated to be transferred to BB&T upon the consummation of the transaction.

BankAtlantic Bancorp’s Contractual Obligations and Off Balance Sheet Arrangements as of March 31, 2012 were (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 Years (1)
Long-term debt	$341,082	—	46,888	—	294,194

(1)	The interest deferral period expires after the fourth quarter of 2013 and if the deferred interest is not paid at the next payment date after the expiration of the deferral period, BankAtlantic Bancorp would be in default under the indentures and all principal and interest of the junior subordinated debentures could be accelerated and become immediately due and payable at that time.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The discussion contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about the Company’s primary market risk, which is interest rate risk.

The majority of BankAtlantic’s assets and liabilities are monetary in nature. As a result, the earnings and growth of BankAtlantic are significantly affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on BankAtlantic are unpredictable. Changes in interest rates can impact BankAtlantic’s net interest income as well as the valuation of its assets and liabilities. BankAtlantic’s interest rate risk position did not significantly change during the three months ended March 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that information required to be

BankAtlantic Bancorp, Inc. and Subsidiaries

disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

BANKATLANTIC BANCORP, INC.

May 15, 2012	By:	/s/ Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/Chairman/President

May 15, 2012	By:	/s/ Valerie C. Toalson
Date		Valerie C. Toalson
Executive Vice President, Chief Financial Officer