Form 10-Q
period 2012-06-30
BBX CAPITAL CORP
filed 2012-08-14
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission files number     001-13133

BBX CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Florida(State or other jurisdiction of incorporation or organization)	65-0507804 (I.R.S. Employer Identification No.)
2100 West Cypress Creek Road Fort Lauderdale, Florida (Address of principal executive offices)	33309 (Zip Code)

(954) 940-5000

(Registrant's telephone number, including area code)

BankAtlantic Bancorp, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.   [X] YES   [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [X] YES  [    ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] YES   [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Title of Each Class	Outstanding at August 10, 2012
Class A Common Stock, par value $0.01 per share	15,505,064
Class B Common Stock, par value $0.01 per share	195,045

BBX CAPITAL CORPORATION AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

	June 30,	December 31,
(In thousands, except share data)	2012	2011
ASSETS
Cash and interest bearing deposits in other banks	$1,193,958	770,292
Securities available for sale, at fair value	26	46,435
Tax certificates, net of allowance of $3,519 and $7,488	5,293	46,488
Loans held for sale	47,029	55,601
Loans receivable, net of allowance for loan losses of
$7,153 and $129,887	355,794	2,448,203
Accrued interest receivable	1,862	18,432
Real estate owned	86,195	87,174
Investments in unconsolidated companies	10,345	10,106
Office properties and equipment, net	2,127	139,165
Other assets	645	8,221
Assets held for sale	2,126,282	-
Federal Home Loan Bank ("FHLB") stock,
at cost which approximates fair value	-	18,308
Real estate held for sale	2,374	3,898
Goodwill	-	13,081
Prepaid FDIC deposit insurance assessment	-	12,715
Total assets	$3,831,930	3,678,119
LIABILITIES AND (DEFICIT) EQUITY
Liabilities:
Deposits
Interest bearing deposits	$-	2,433,226
Non-interest bearing deposits	-	846,857
Deposits held for sale	3,450,529	-
Total deposits	3,450,529	3,280,083
Subordinated debentures	-	22,000
Junior subordinated debentures	345,092	337,114
Other liabilities	21,718	55,848
Other liabilities held for sale	58,347	-
Total liabilities	3,875,686	3,695,045
Commitments and contingencies (Note 10)
(Deficit) Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Class A common stock, $.01 par value, authorized 25,000,000
shares; issued and outstanding 15,505,064 and 15,434,564 shares	155	154
Class B common stock, $.01 par value, authorized 1,800,000
shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	330,263	329,995
Accumulated deficit	(353,207)	(326,692)
Accumulated other comprehensive loss	(20,969)	(20,385)
Total deficit	(43,756)	(16,926)
Total liabilities and deficit	$3,831,930	3,678,119

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except share and per share data)	For the Three Months	For the Six Months
Ended June 30,	Ended June 30,
Interest income:	2012	2011	2012	2011
Interest and fees on loans	$7,287	11,166	15,622	22,968
Interest and dividends on taxable securities	-	1	-	37
Total interest income	7,287	11,167	15,622	23,005
Interest on subordinated debentures	4,126	3,854	8,293	7,638
Net interest income	3,161	7,313	7,329	15,367
(Recovery from) provision for loan losses	(627)	4,313	(1,392)	11,140
Net interest income after
provision for loan losses	3,788	3,000	8,721	4,227
Non-interest income:
Income from unconsolidated companies	119	432	239	813
Securities activities, net	-	(1,500)	-	(1,500)
Gain (loss) on sale of loans	-	10	3	(89)
Other	12	6	96	19
Total non-interest income	131	(1,052)	338	(757)
Non-interest expense:
Employee compensation and benefits	4,269	6,303	9,528	11,826
Occupancy and equipment	1,691	2,692	3,859	5,736
Advertising and promotion	130	145	283	258
Professional fees	3,239	658	9,436	2,786
(Recoveries) on assets held for sale	(1,165)	-	(1,165)	-
Impairments on loans held for sale	196	754	459	1,382
Impairment of real estate owned	1,793	5,826	3,534	7,514
Other	2,126	3,276	4,656	5,874
Total non-interest expense	12,279	19,654	30,590	35,376
Loss from continuing operations
before income taxes	(8,360)	(17,706)	(21,531)	(31,906)
Provision for income taxes	-	-	-	-
Loss from continuing operations	(8,360)	(17,706)	(21,531)	(31,906)
(Loss) income from discontinued operations	(3,947)	41,107	(4,984)	32,420
Net (loss) income	(12,307)	23,401	(26,515)	514
Less: net income attributable to
non-controlling interest	-	(290)	-	(585)
Net (loss) income attributable to
BBX Captial Corporation	$(12,307)	23,111	(26,515)	(71)
Basic loss per share

Continuing operations	$(0.53)	(1.38)	(1.37)	(2.54)
Discontinued operations	(0.25)	3.15	(0.32)	2.53
Basic loss per share	$(0.78)	1.77	(1.69)	(0.01)
Diluted loss per share
Continuing operations	$(0.53)	(1.38)	(1.37)	(2.54)
Discontinued operations	(0.25)	3.15	(0.32)	2.53
Diluted loss per share	$(0.78)	1.77	(1.69)	(0.01)
Basic weighted average number
of common shares outstanding	15,700,108	13,059,344	15,679,683	12,803,498
Diluted weighted average number
of common and common
equivalent shares outstanding	15,700,108	13,059,344	15,679,683	12,803,498

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME - UNAUDITED

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except share and per share data)	2012	2011	2012	2011
Net (loss) income	$(12,307)	23,401	(26,515)	514
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities available for sale	(60)	461	(584)	(258)
Provision for income taxes	-	-	-	-
Unrealized (loss) gain on securities available for sale, net of tax	(60)	461	(584)	(258)
Reclassification adjustments:
Net realized (loss) gain on securities available for sale	-	-	-	-
Reclassification adjustments	-	-	-	-
Other comprehensive (loss) income, net of tax	(60)	461	(584)	(258)
Comprehensive (loss) income	(12,367)	23,862	(27,099)	256
Less: comprehensive (loss) income attributable to
noncontrolling interest	-	290	-	585
Total comprehensive (loss) income attributable to
BBX Capital Corporation	$(12,367)	23,572	(27,099)	(329)

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 - UNAUDITED

				Accumulated	BBX Capital
		Additional		Other	Corporation	Non-	Total
	Common	Paid-in	(Accumulated	Comprehensive	(Deficit)	Controlling	(Deficit)
(In thousands)	Stock	Capital	Deficit)	Loss	Equity	Interest	Equity
BALANCE, DECEMBER 31, 2010	$125	317,863	(297,615)	(6,088)	14,285	458	14,743
Net loss	-	-	(71)	-	(71)	585	514
Change in other comprehensive loss	-	-	-	(258)	(258)	-	(258)
Non-controlling interest distributions	-	-	-	-	-	(516)	(516)
Issuance of Class A Common Stock	32	10,969	-	-	11,001	-	11,001
Share based compensation expense	-	751	-	-	751	-	751
BALANCE, JUNE 30, 2011	$157	329,583	(297,686)	(6,346)	25,708	527	26,235
BALANCE, DECEMBER 31, 2011	$156	329,995	(326,692)	(20,385)	(16,926)	-	(16,926)
Net loss	-	-	(26,515)	-	(26,515)	-	(26,515)
Change in other comprehensive loss	-	-	-	(584)	(584)	-	(584)
Share based compensation expense	1	268	-	-	269	-	269
BALANCE, JUNE 30, 2012	$157	330,263	(353,207)	(20,969)	(43,756)	-	(43,756)

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Six Months
	Ended June 30,
(In thousands)	2012	2011
Net cash provided by operating activities	$14,856	44,240
Investing activities:
Proceeds from redemption of tax certificates	22,526	40,259
Purchase of investment securities and tax certificates	(765)	(18,567)
Proceeds from maturities of securities available for sale	12,287	107,036
Proceeds from maturities of interest bearing deposits	5,655	25,283
Redemptions of FHLB stock	9,980	11,943
Net repayments of loans	230,632	232,518
Proceeds from the sales of loans
transferred to held for sale	1,000	27,793
Proceeds from sales of real estate owned	20,553	10,197
Purchases of office property and equipment	(81)	(1,467)
Proceeds from the sale of office properties
and equipment	1,168	1,247
Net cash outflow from sale of Tampa branches	-	(257,221)
Net cash provided by investing activities	302,955	179,021
Financing activities:
Net increase (decrease) in deposits	170,446	(145,280)
Net repayments of FHLB advances	-	(170,020)
Net decrease in securities sold under
agreements to repurchase	-	(21,524)
Decrease in short-term borrowings	-	(220)
Net proceed from the issuance of Class A common stock	-	11,001
Noncontrolling interest distributions	-	(516)
Net cash provided by (used in) financing activities	170,446	(326,559)
Increase (decrease) in cash and cash equivalents	488,257	(103,298)
Cash and cash equivalents at the beginning of period	764,636	507,908
Change in cash and cash equivalents held for sale	(59,431)	5,850
Cash and cash equivalents at end of period	$1,193,462	410,460

Cash paid (received) for:
Interest on borrowings and deposits	$6,583	9,365
Supplementary disclosure of non-cash investing and
financing activities:
Loans and tax certificates transferred to REO	21,887	25,074
Loans receivable transferred to loans held-for-sale	16,140	55,966

See Notes to Consolidated Financial Statements - Unaudited

BBX Capital Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.  Presentation of Interim Financial Statements

Basis of Financial Statement Presentation – BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries may also be referred to as “the Company”, “we”, “us,” or “our” in the notes to the consolidated financial statements. BBX Capital Corporation (the “Parent Company” or “BBX”) was organized under the laws of the State of Florida in 1994. BBX’s principal asset until July 31, 2012 was its investment in BankAtlantic and its subsidiaries (“BankAtlantic”).  BankAtlantic, a federal savings bank headquartered in Fort Lauderdale, Florida, provided traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida.  On July 31, 2012, BBX completed its previously announced sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described herein are collectively referred to as the “Transaction”).  In connection with the closing of the Transaction with BB&T, BBX has requested from the Federal Reserve deregistration as a savings and loan holding company and pending approval by the Federal Reserve, BBX expects upon such deregistration to no longer be subject to regulation by the Federal Reserve or to be subject to restrictions applicable to a savings and loan holding company.

On November 1, 2011, the Company entered into a definitive agreement to sell BankAtlantic to BB&T, which agreement was amended on March 13, 2012 (“the Agreement”).  The Agreement was amended to, among other things, provide for the assumption by BB&T of the Company’s $285.4 million in principal amount of outstanding trust preferred securities (“TruPS”) obligations.  At the closing of the Transaction, BB&T assumed the obligations with respect to the Company’s outstanding TruPS, and the Company paid BB&T approximately $51.3 million, representing all accrued and unpaid interest on the TruPS through closing.  The Company also paid approximately $2.3 million for certain legal fees and expenses with respect to the now resolved TruPS-related litigation brought in the Delaware Chancery Court against the Company by holders of the TruPS and certain trustees.    The Company funded the TruPS accrued interest and the TruPS related legal fees and expenses from proceeds received in the Transaction.

Under the terms of the Agreement, prior to the closing of the Transaction, BankAtlantic formed two subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”).  BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and real estate owned that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $358 million as of June 30, 2012.  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $37 million in cash to FAR and thereafter distributed all of the membership interests in FAR to the Company.  At the closing of the Transaction, the Company transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of the Company’s outstanding TruPS obligations, as described in further detail below. The Company continues to hold the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company agreement of FAR, which was entered into by the Company and BB&T at the closing, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and the Company will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. The Company entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preference amount within seven years.

Prior to the closing of the Transaction, BankAtlantic also contributed to CAM, certain non-performing commercial loans, commercial real estate owned and previously written-off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $126 million as of June 30, 2012.  CAM assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $81 million in cash to CAM.  Prior to the closing of the Transaction, BankAtlantic distributed all of the membership interests in CAM to the Company.  CAM remains a wholly-owned subsidiary of the Company.

BBX Capital Corporation

Pursuant to the Agreement, the cash consideration exchanged by the parties at the closing of the Transaction in connection with the sale of BankAtlantic’s stock was based on the deposit premium and the net asset value of BankAtlantic, in each case as calculated pursuant to the terms of the Agreement, including, with respect to the net asset value of BankAtlantic, after giving effect to the asset contributions and membership interest distributions by BankAtlantic.  Based on financial information as of June 30, 2012 and the preliminary calculations of the deposit premium (which was estimated to be $315.9 million) and the net asset value of BankAtlantic, the Company received from BB&T a cash payment related to the sale of BankAtlantic’s stock of approximately $6.4 million. However, the deposit premium and net asset value of BankAtlantic as well as the resulting cash payment made to the Company are all estimates based on available financial information as of June 30, 2012. Under the terms of the Agreement, these amounts are subject to adjustment post-closing as all relevant financial information is reviewed and approved by the parties, and the cash payment made to the Company may be less than the amount indicated above or the Company may be required to make a net cash payment to BB&T. The Company expects to recognize a $307 million gain in connection with the Transaction, subject to adjustment based on the final balance sheet reconciliation procedures described in the preceding sentence.

Based on the probable sale of BankAtlantic to BB&T, the Company transferred the assets and liabilities anticipated to be transferred to BB&T to “Assets held for sale”, “Deposits held for sale” and “Other liabilities held for sale” as of March 31, 2012.  As such, the Company presented the assets and liabilities transferred to BB&T, consisting of all of BankAtlantic’s assets and liabilities less the assets and liabilities to be retained in CAM and FAR, as “Assets held for sale” and “Liabilities held for sale” in its unaudited Consolidated Statement of Financial Condition as of June  30, 2012.   While the majority of cash and interest bearing deposits in other banks were transferred to BB&T upon closing of the Transaction, with the exception of cash at BankAtlantic’s branches and automated teller machines, the cash and interest bearing deposits transferred to BB&T are not presented as “Assets held for sale” as of June  30, 2012. The assets and liabilities transferred to BB&T were measured as of June 30, 2012 on a combined basis as a single disposal group at the lower of cost or fair value less costs to sell. Accordingly, the assets and liabilities held for sale are presented in the Company’s unaudited Consolidated Statement of Financial Condition as of June  30, 2012 based on their carrying value as the Company recorded a gain associated with the Transaction.

BankAtlantic’s community banking, investment, capital services and tax certificate reporting units are reflected as “Discontinued Operations” in the Company’s unaudited Consolidated Statements of Operations for all periods presented.  The Company is continuing to service and manage and may originate commercial loans following the sale of BankAtlantic to BB&T and as a result, the results of operations for the Commercial Lending reporting unit are included in the Company’s unaudited Consolidated Statement of Operations as continuing operations for all periods presented.  The assets and liabilities transferred to BB&T were not reclassified to assets and liabilities held for sale in the Company’s Consolidated Statement of Financial Condition as of December 31, 2011.  The Consolidated Statement of Stockholders’ (Deficit) Equity, Consolidated Statements of Comprehensive (Loss) income and Consolidated Statement of Cash Flows remain unchanged from prior period historical presentation for all periods presented.  Additionally, pursuant to the Agreement, the Company agreed to sell to BB&T certain assets and liabilities associated with its Commercial Lending reporting unit and these assets and liabilities are included in assets and liabilities held for sale in the Company’s Statement of Financial Condition as of June  30, 2012.  Similarly, the Company will retain certain assets and liabilities associated with the disposed reporting units and these assets and liabilities are included in the Company’s Consolidated Statement of Financial Condition in their respective line items as of June  30, 2012.

The Company’s consolidated financial statements have been prepared on a going concern basis, which reflects the realization of assets and the repayments of liabilities in the normal course of business.

Included in cash and due from banks in the Company’s Consolidated Statement of Financial Condition as of June 30, 2012 and December 31, 2011 was $0.5 million and $5.7 million, respectively, of time deposits with other banks. These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.

All significant inter-company balances and transactions have been eliminated in consolidation.  Throughout this document, the term “fair value” in each case is an estimate of fair value as discussed herein.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of the Company's consolidated financial condition at June  30, 2012, the consolidated results of operations and consolidated statement of comprehensive (loss) income for the three and six months ended June  30, 2012 and 2011, and the consolidated stockholders' (deficit) equity and cash flows for the six months ended June  30, 2012 and 2011.  The results of operations for the three and six months ended June  30, 2012 are not necessarily indicative of results of operations that may be expected for the year ended

BBX Capital Corporation

December 31, 2012.  The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2012.

2.  Assets and Liabilities Held For Sale

The assets and liabilities transferred to BB&T included in the Company’s Consolidated Statement of Financial Condition consisted of the following (in thousands):

June 30,
2012
Cash and due from banks	$59,431
Securities available for sale, at fair value	33,550
Tax certificates	17,736
Federal Home Loan Bank stock	8,328
Loans receivable	1,833,738
Accrued interest receivable	11,347
Office properties and equipment	129,734
Goodwill	13,081
Other assets	19,337
Total assets held for sale	$2,126,282
Deposits
Interest free checking	$928,527
Insured money fund savings	699,179
Now accounts	1,114,360
Savings accounts	424,848
Total non-certificate accounts	3,166,914
Certificate accounts	283,615
Total deposits held for sale	$3,450,529
Subordinated debentures	$22,000
Other liabilities	36,347
Total other liabilities held for sale	$58,347
Total liabilities held for sale	$3,508,876

BBX Capital Corporation

The majority of the cash and interest bearing deposits in other banks on the Company’s Consolidated Statement of Financial Position were also transferred to BB&T in the Transaction.

BankAtlantic’s five reporting units each reflect a component of the BankAtlantic entity and each is the lowest level for which cash flows can be clearly distinguished, operationally and for financial reporting purposes.  These five components are Community Banking, Commercial Lending, Tax Certificates, Investments, and Capital Services.   Based on the Agreement with BB&T, the Company determined that its Community Banking, Investments, Capital Services and Tax Certificates reporting units should be treated as discontinued operations.  The Company sold all operations and the majority of the assets and liabilities of these discontinued reporting units to BB&T on July 31, 2012.  Management does not intend to continue in any material respect any activities of or have any continuing involvement with these reporting units.  The Company intends to continue Commercial Lending reporting unit activities after the closing of the Transaction.  Therefore, although certain assets of this reporting unit will be sold to BB&T and are presented as assets and liabilities held for sale in the Consolidated Statement of Financial Condition as of June  30, 2012, the Commercial Lending reporting unit was not reported as discontinued operations.

Pursuant to the Agreement, FAR will retain in addition to certain assets associated with the Company’s continuing Commercial Lending reporting unit, certain assets and liabilities that were associated with the Company’s disposed reporting units (Community Banking, Tax Certificates, Investments, and Capital Services reporting units). The Company determined that the ongoing cash flows of the disposed reporting units were not significant relative to the historical cash flows from the activities of each reporting unit; therefore, the income and expenses associated with the disposed reporting units are reported  in discontinued operations for each period presented.  The carrying value of the disposed reporting units’ net assets anticipated to be included in FAR’s total assets discussed above was $120 million as of June  30, 2012.    The assets held by FAR are expected to be monetized in accordance with the terms of such assets or through orderly transactions over a seven year period.  Ninety-five percent of the cash flows from these assets net of operating expenses and a stated preferred return will be applied toward the ongoing repayment of BB&T’s preferred interest in FAR.

BBX Capital Corporation

The (loss) income from Community Banking, Investments, Capital Services and Tax Certificates reporting units included in discontinued operations in the Company’s Statement of Operations was as follows (in thousands):

For the Three Months	For the Six Months
Ended June 30,	Ended June 30,
2012	2011	2012	2011
Total interest income	$17,924	26,113	38,651	53,780
Total interest expense	3,248	4,242	6,502	8,954
Net interest income	14,676	21,871	32,149	44,826
Provision for loan losses	7,301	6,396	16,518	27,381
Net interest income after
provision for loan losses	7,375	15,475	15,631	17,445
Non-interest income:
Service charges on deposits	7,491	11,226	15,342	23,258
Other service charges and fees	5,958	6,886	11,896	14,077
Securities activities, net	(99)	-	(99)	(24)
Gain on sale of Tampa branches	-	38,656	-	38,656
Other	1,383	2,878	5,118	6,172
Total non-interest income	14,733	59,646	32,257	82,139
Non-interest expense (1):
Employee compensation and benefits	10,456	13,428	22,146	27,195
Occupancy and equipment	7,159	8,380	14,431	17,502
Advertising and promotion	919	1,378	1,935	2,961
Professional fees	395	637	2,218	1,869
Other	7,126	10,191	12,141	17,636
Total non-interest expense	26,055	34,014	52,871	67,163
(Loss) income from
discontinued operations	(3,947)	41,107	(4,983)	32,421
Provision for income taxes	-	-	1	1
Net (loss) income from
discontinued operations	$(3,947)	41,107	(4,984)	32,420

(1) Pursuant to applicable accounting rules, all general corporate overhead was allocated to continuing operations.

3.  Liquidity Considerations

BBX had cash of $4.0 million and current liabilities of $5.8 million as of June 30, 2012.  In connection with the consummation of the Transaction on July 31, 2012, BBX received net cash proceeds of approximately $29.0 million, consisting of a $6.4 million cash payment from BB&T and approximately $22.5 million of cash held in its wholly-owned subsidiary, CAM, net of transaction costs, trustee fees and costs associated with the TruPS related litigation and payments to BB&T of accrued and unpaid TruPS interest.  BBX liquidity is primarily dependent upon the repayments of loans, sales of real estate, and obtaining funds from its 5% preferred interest in FAR.  Based on the current and expected liquidity needs and sources, the Company expects to be able to meet its liquidity needs over the next 12 months.

BBX Capital Corporation

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

The Company had $26,000 of equity securities measured at fair value as of June 30, 2012 based on Level 1 inputs.

There were no recurring liabilities measured at fair value in the Company’s financial statements as of June  30, 2012 or December 31, 2011.

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

BBX Capital Corporation

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2012 (in thousands):

Fair Value Measurements Using
Quoted prices in
		Active Markets	Significant	Significant	Total
		for Identical	Other Observable	Unobservable	Impairments (1)
	June 30,	Assets	Inputs	Inputs	For the Six
Description	2012	(Level 1)	(Level 2)	(Level 3)	Months Ended
Impaired real estate owned	$27,288	-	-	27,288	3,534
Impaired loans held for sale	9,397	-	-	9,397	459
Total	$36,685	-	-	36,685	3,993

(1)	Total impairments represent the amount recognized during the six months ended June 30, 2012 on assets that were held and measured at fair value as of June 30, 2012.

Quantitative information about significant unobservable inputs within Level 3 non-recurring major categories of assets is as follows (dollars in thousands):

As of June 30, 2012	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)
Impaired real estate owned	$27,288	Fair Value of Property	Appraisal	$0.4 -6.5 million (3.0 million)
Impaired loans held for sale	9,397	Fair Value of Collateral	Appraisal	$0.9 -3.6 million (1.9 million)
Total	$36,685

(1)  Range and average appraised values were reduced by costs to sell.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2011 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant	Total
		for Identical	Other Observable	Unobservable	Impairments (1)
	June 30,	Assets	Inputs	Inputs	For the Six
Description	2011	(Level 1)	(Level 2)	(Level 3)	Months Ended
Loans measured for
impairment using the fair value
of the underlying collateral	$265,245	-	-	265,245	24,624
Impaired loans held for sale	27,463	-	-	27,463	6,335
Impaired real estate owned	36,044	-	-	36,044	8,830
Total	$328,752	-	-	328,752	39,789

BBX Capital Corporation

(1)  Total impairments represent the amount recognized during the six months ended June 30, 2011 on assets that were measured at fair value as of June 30, 2011.

There were no material liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of June 30, 2012 and December 31, 2011.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell. The Company primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and we may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, we use our judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the calculation of the fair value of the collateral are considered Level 3 inputs. The Company generally recognizes impairment losses based on third party broker price opinions or automated valuation services to obtain the fair value of the collateral less cost to sell when impaired homogenous loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discounts rates and foreclosure period and exposure periods.  The fair value of our loans may significantly increase or decrease based on property values as our loans are primarily real estate loans.

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

BBX Capital Corporation

Financial Disclosures about Fair Value of Financial Instruments

Fair Value Measurements Using
Carrying	Quoted prices in
	Amount		Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	June 30,	June 30,	Assets	Inputs	Inputs
Description	2012	2012	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing
deposits in other banks	$1,193,958	1,193,958	1,193,958	-	-
Securities available for sale	26	26	26
Tax certificates	5,293	5,346	-	-	5,346
Loans receivable including loans
held for sale, net	402,823	405,300	-	-	405,300
Financial liabilities:
Junior subordinated debentures	345,092	307,625	-	307,625	-

	December 31, 2011
	Carrying	Fair
(in thousands)	Amount	Value
Financial assets:
Cash and interest bearing
deposits in other banks	$770,292	770,292
Securities available for sale	46,435	46,435
Tax certificates	46,488	45,562
Federal home loan bank stock	18,308	18,308
Loans receivable including loans
held for sale, net	2,503,804	2,317,144
Financial liabilities:
Deposits	3,280,083	3,279,562
Subordinated debentures	22,000	21,989
Junior subordinated debentures	337,114	226,991

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

BBX Capital Corporation

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

In determining the fair value of all of the Company’s junior subordinated debentures, the Company used NASDAQ price quotes available with respect to its $76.6 million of publicly traded trust preferred securities related to its junior subordinated debentures (“public debentures”). However, $268.5 million of the outstanding trust preferred securities related to its junior subordinated debentures are not traded, but are privately held in pools (“private debentures”) and with no liquidity or readily determinable source for valuation. We have deferred the payment of interest with respect to all of our junior subordinated debentures as permitted by the terms of these securities.  Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may be subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes.  However, due to their private nature and the lack of a trading market, fair value of the private debentures was not readily determinable at June 30, 2012 and December 31, 2011, and as a practical alternative, management used the NASDAQ price quotes of the public debentures to value all of the outstanding junior subordinated debentures whether privately held or public traded.  As such, the private debentures were valued using Level 2 inputs.

BBX Capital Corporation

5.   Securities Available for Sale

The following table summarizes securities available for sale (in thousands):

	As of December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government agency securities:
Mortgage-backed securities	$12,533	885	-	13,418
Real estate mortgage investment conduits	30,561	1,129	-	31,690
Total	43,094	2,014	-	45,108
Equity securities	1,260	67	-	1,327
Total	$44,354	2,081	-	46,435

The Company had equity securities available for sale with a cost of $10,000 and a fair value of $26,000 as of June 30, 2012.

BBX Capital Corporation

6.  Loans Receivable

The loan disclosures in this note as of June 30, 2012 includes loans in the Company’s asset workout subsidiary and only those loans which were to be transferred to FAR or CAM in connection with the Transaction and excludes $1.8 billion of loans to be transferred to BB&T under the terms of the Agreement.  The loans transferred to BB&T are included in assets held for sale as of June 30, 2012.

The loan portfolio consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
Commercial non-real estate	$28,167	118,145
Commercial real estate:
Residential	60,894	104,593
Land	3,496	24,202
Owner occupied	8,100	86,809
Other	161,180	464,902
Small Business:
Real estate	19,963	184,919
Non-real estate	11,755	99,835
Consumer:
Consumer - home equity	19,958	545,908
Consumer other	30	10,704
Deposit overdrafts	-	1,971
Residential:
Residential-interest only	18,077	375,498
Residential-amortizing	31,065	558,026
Total gross loans	362,685	2,575,512
Adjustments:
Premiums, discounts and net deferred fees	262	2,578
Allowance for loan losses	(7,153)	(129,887)
Loans receivable -- net	$355,794	2,448,203
Loans held for sale	$47,029	55,601

Loans held for sale - Loans held for sale as of June 30, 2012 consisted of $30.9 million of commercial real estate loans and $16.1 million of residential loans.  Loans held for sale as of December 31, 2011 consisted of $35.8 million of commercial real estate loans and $19.8 million of residential loans. The Company transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.

BBX Capital Corporation

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable and loans held for sale was (in thousands):

	June 30,	December 31,
Loan Class	2012	2011
Commercial non-real estate	$5,607	19,172
Commercial real estate:
Residential	63,381	71,719
Land	12,888	14,839
Owner occupied	3,140	4,168
Other	91,590	123,396
Small business:
Real estate	4,887	10,265
Non-real estate	1,380	1,751
Consumer	8,261	14,134
Residential:
Interest only	22,085	33,202
Amortizing	35,005	52,653
Total nonaccrual loans	$248,224	345,299

BBX Capital Corporation

An age analysis of the past due recorded investment in loans receivable and loans held for sale as of June 30, 2012 and December 31, 2011 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
June 30, 2012	Past Due	Past Due	or More	Past Due	Current	Receivable
Commercial non-real estate	$2,500	1,093	1,381	4,974	23,193	28,167
Commercial real estate:
Residential	-	-	46,328	46,328	18,590	64,918
Land	-	-	12,888	12,888	-	12,888
Owner occupied	-	138	3,002	3,140	6,242	9,382
Other	-	-	42,149	42,149	135,085	177,234
Small business:
Real estate	893	-	4,127	5,020	15,092	20,112
Non-real estate	20	-	-	20	11,735	11,755
Consumer	719	1,134	8,261	10,114	10,003	20,117
Residential:
Residential-interest only	397	-	21,779	22,176	1,286	23,462
Residential-amortizing	1,358	779	32,292	34,429	7,512	41,941
Total	$5,887	3,144	172,207	181,238	228,738	409,976

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2011	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	2,248	13,292	15,540	102,605	118,145
Commercial real estate:
Residential	-	-	44,633	44,633	64,134	108,767
Land	681	-	14,839	15,520	18,070	33,590
Owner occupied	2,008	-	4,031	6,039	82,102	88,141
Other	-	5,467	47,841	53,308	431,399	484,707
Small business:
Real estate	2,089	372	9,449	11,910	173,009	184,919
Non-real estate	-	462	76	538	99,187	99,725
Consumer	5,339	3,996	14,134	23,469	538,569	562,038
Residential:
Residential-interest only	2,656	3,488	32,317	38,461	343,958	382,419
Residential-amortizing	3,968	4,513	48,189	56,670	514,570	571,240
Total	$16,741	20,546	228,801	266,088	2,367,603	2,633,691

(1)  Includes an $80,000 commercial loan that was past due greater than 90 days and still accruing.

BBX Capital Corporation

The activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2012 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,359	4,212	1,020	366	210	7,167
Charge-off :	-	(1,778)	(748)	(849)	(1,547)	(4,922)
Recoveries :	386	1,631	128	236	281	2,662
Provision :	(945)	318	-	-	-	(627)
Discontinued operations
provision:	-	-	926	654	1,293	2,873
Transfer to assets held for sale:	-	-	-	-	-	-
Ending balance	$800	4,383	1,326	407	237	7,153
Ending balance individually
evaluated for impairment	$237	1,265	790	-	-	2,292
Ending balance collectively
evaluated for impairment	563	3,118	536	407	237	4,861
Total	$800	4,383	1,326	407	237	7,153
Loans receivable:
Ending balance individually
evaluated for impairment	$7,361	194,168	957	7,907	40,331	250,724
Ending balance collectively
evaluated for impairment	$20,806	39,502	30,761	12,081	8,811	111,961
Total	$28,167	233,670	31,718	19,988	49,142	362,685
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to loans held for sale	$-	-	-	-	-	-

BBX Capital Corporation

The activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2011 was as follows (in thousands):

Commercial
Commercial	Real	Small
Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$10,708	79,142	10,125	27,511	27,565	155,051
Charge-offs:	(124)	(15,100)	(2,010)	(6,379)	(5,767)	(29,380)
Recoveries :	57	75	203	492	435	1,262
Provision :	376	3,937	-	-	-	4,313
Discontinued operations
provision:	-	-	1,535	3,375	1,487	6,397
Ending balance	$11,017	68,054	9,853	24,999	23,720	137,643
Ending balance individually
evaluated for impairment	$9,618	47,638	1,595	1,671	4,555	65,077
Ending balance collectively
evaluated for impairment	1,399	20,416	8,258	23,328	19,165	72,566
Total	$11,017	68,054	9,853	24,999	23,720	137,643
Loans receivable:
Ending balance individually
evaluated for impairment	$34,569	285,325	10,370	24,576	57,740	412,580
Ending balance collectively
evaluated for impairment	$90,261	466,287	282,388	568,561	982,126	2,389,623
Total	$124,830	751,612	292,758	593,137	1,039,866	2,802,203
Purchases of loans	$-	-	-	-	9,816	9,816
Proceeds from loan sales	$-	24,693	-	-	4,983	29,676
Transfer to loans held for sale	$-	28,444	-	-	-	28,444

BBX Capital Corporation

The activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$16,407	67,054	7,168	22,554	16,704	129,887
Charge-off :	(14,615)	(53,281)	(2,372)	(7,413)	(11,756)	(89,437)
Recoveries :	440	1,631	270	1,031	1,277	4,649
Provision :	465	(1,857)	-	-	-	(1,392)
Transfer to held for sale:	(1,897)	(9,164)	(4,454)	(20,639)	(12,491)	(48,645)
Discontinued operations
Provision:	-	-	714	4,874	6,503	12,091
Ending balance	$800	4,383	1,326	407	237	7,153
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	1,000	-		-	1,000
Transfer to held for sale	$-	16,140	-	-	-	16,140

The activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2011 was as follows (in thousands):

Commercial
Commercial	Real	Small
Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$10,786	83,859	11,514	32,043	23,937	162,139
Charge-off :	(588)	(26,152)	(4,621)	(14,193)	(13,778)	(59,332)
Recoveries :	848	793	513	900	566	3,620
Provision :	(29)	11,169	-	-	-	11,140
Transfer to held for sale:	-	(1,615)	-	-	(5,691)	(7,306)
Discontinued operations
provision:	-	-	2,447	6,249	18,686	27,382
Ending balance	$11,017	68,054	9,853	24,999	23,720	137,643
Purchases of loans	$-	-	-	-	13,680	13,680
Proceeds from loan sales	$-	27,793	-		12,601	40,394
Transfer to held for sale	$-	30,894	-	-	25,072	55,966

BBX Capital Corporation

As part of the transition of the regulation of OTS savings associations to the OCC, the OCC  provided  guidance to thrifts related to their transition to OCC regulatory reporting, which was to be implemented no later than March 31, 2012, including  guidance surrounding specific valuation allowances on collateral dependent loans.  Under OCC guidance, where the appraised value of collateral on a collateral dependent loan is less than the recorded investment of the loan, a charge-off of the amount of the deficiency rather than a specific valuation allowance is now generally required. Management considered the appraisals on its impaired collateral dependent loans, including appraised values and appraisal dates and during the first quarter of 2012, the Company charged down the recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell.  This charge down consisted entirely of the charging off of existing specific valuation allowances.  As  a specific valuation allowance was previously established for these loans, the charge-offs did not impact the provision for loan losses or the net loss during the three months ended March 31, 2012, but  did reduce the Company’s allowance for loan losses and recorded investment in the loans.

Impaired Loans -  Loans are considered impaired when, based on current information and events, the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement.  Impairment is evaluated based on past due status for consumer and residential loans.  Impairment is evaluated as part of the Company’s on-going credit monitoring process for commercial and small business loans which results in the evaluation for impairment of substandard loans.  Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business.    If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or based on the fair value of the loan. Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans for all loan classes are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans held for sale are measured for impairment based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure and sale.

BBX Capital Corporation

Impaired loans as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

As of June 30, 2012	As of December 31, 2011
	Unpaid			Unpaid
Recorded	Principal	Related	Recorded	Principal	Related
Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$1,174	1,174	237	17,792	17,792	15,408
Commercial real estate:
Residential	7,544	12,411	67	64,841	70,780	20,986
Land	-	-	-	5,451	5,451	1,765
Owner occupied	-	-	-	1,715	1,715	100
Other	35,307	50,429	1,198	130,771	149,742	29,731
Small business:
Real estate	-	-	-	6,499	6,499	85
Non-real estate	957	957	790	1,339	1,339	776
Consumer	-	-	-	15,951	17,502	1,454
Residential:
Residential-interest only	-	-	-	15,441	20,667	2,982
Residential-amortizing	-	-	-	20,554	24,545	3,960
Total with allowance recorded	$44,982	64,971	2,292	280,354	316,032	77,247
With no related allowance recorded:
Commercial non-real estate	$6,933	7,059	-	5,922	5,922	-
Commercial real estate:
Residential	56,297	122,432	-	26,735	71,759	-
Land	12,887	35,768	-	9,388	30,314	-
Owner occupied	4,549	6,523	-	3,882	4,872	-
Other	108,901	147,666	-	63,024	86,052	-
Small business:
Real estate	10,566	12,167	-	10,265	12,007	-
Non-real estate	744	868	-	792	1,107	-
Consumer	18,723	22,966	-	9,719	13,246	-
Residential:
Residential-interest only	22,085	38,244	-	17,761	28,042	-
Residential-amortizing	37,075	53,254	-	34,494	45,680	-
Total with no allowance recorded	$278,760	446,947	-	181,982	299,001	-

Commercial non-real estate	$8,107	8,233	237	23,714	23,714	15,408
Commercial real estate	225,485	375,229	1,265	305,807	420,685	52,582
Small business	12,267	13,992	790	18,895	20,952	861
Consumer	18,723	22,966	-	25,670	30,748	1,454
Residential	59,160	91,498	-	88,250	118,934	6,942
Total	$323,742	511,918	2,292	462,336	615,033	77,247

BBX Capital Corporation

 Average recorded investment and interest income recognized on impaired loans as of June 30, 2012 were (in thousands):

For the Three Months Ended	For the Six Months Ended
June 30, 2012	June 30, 2012
Average Recorded	Interest Income	Average Recorded	Interest Income
Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$1,187	-	1,183	-
Commercial real estate:
Residential	8,136	73	10,309	150
Land	-	-
Owner occupied	-	-
Other	35,361	251	35,447	503
Small business:
Real estate	-	-	-	-
Non-real estate	958	-	959	-
Consumer	-	-	-	-
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	-	-
Total with allowance recorded	$45,642	324	47,898	653
With no related allowance recorded:
Commercial non-real estate	$6,954	62	6,413	80
Commercial real estate:
Residential	59,357	139	68,429	365
Land	13,301	-	14,165	-
Owner occupied	5,618	22	5,671	36
Other	112,515	582	123,108	1,169
Small business:
Real estate	10,659	109	10,693	215
Non-real estate	752	10	760	22
Consumer	19,140	82	19,340	163
Residential:
Residential-interest only	22,812	-	21,128	-
Residential-amortizing	39,030	32	38,877	64
Total with no allowance recorded	$290,138	1,038	308,584	2,114

Commercial non-real estate	$8,141	62	7,596	80
Commercial real estate	234,288	1,067	257,129	2,223
Small business	12,369	119	12,412	237
Consumer	19,140	82	19,340	163
Residential	61,842	32	60,005	64
Total	$335,780	1,362	356,482	2,767

BBX Capital Corporation

Average recorded investment and interest income recognized on impaired loans as of June 30, 2011 were (in thousands):

For the Three Months Ended	For the Six Months Ended
June 30, 2011	June 30, 2011
Average Recorded	Interest Income	Average Recorded	Interest Income
Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$15,404	168	15,872	184
Commercial real estate:
Residential	91,127	841	87,995	1,251
Land	5,369	25	8,649	50
Owner occupied	3,028	-	2,583	-
Other	100,280	388	98,751	682
Small business:
Real estate	8,209	-	6,340	-
Non-real estate	1,941	-	1,887	-
Consumer	17,675	-	13,026	-
Residential:
Residential-interest only	14,413	-	20,210	-
Residential-amortizing	15,342	-	18,434	-
Total with allowance recorded	$272,788	1,422	273,747	2,167
With no related allowance recorded:
Commercial non-real estate	$11,746	2	8,329	8
Commercial real estate:
Residential	21,203	40	29,080	110
Land	16,638	-	15,771	-
Owner occupied	5,018	33	4,652	69
Other	80,084	536	80,513	778
Small business:
Real estate	9,334	122	11,465	252
Non-real estate	624	7	473	14
Consumer	9,668	111	14,122	222
Residential:
Residential-interest only	21,740	-	16,969	-
Residential-amortizing	32,948	32	30,520	60
Total with no allowance recorded	$209,003	883	211,894	1,513

Commercial non-real estate	$27,150	170	24,201	192
Commercial real estate	322,747	1,863	327,994	2,940
Small business	20,108	129	20,165	266
Consumer	27,343	111	27,148	222
Residential	84,443	32	86,133	60
Total	$481,791	2,305	485,641	3,680

BBX Capital Corporation

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

The Company monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions.  In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans are subject to quarterly impairment analyses.  Included in total impaired loans as of June 30, 2012 was $162.4 million of collateral dependent loans, of which $71.1 million were measured for impairment using current appraisals and $91.3 million were measured by adjusting appraisals greater than six months old, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date.   Appraised values with respect to 7 loans which did not have current appraisals were adjusted down by an aggregate amount of $2.5 million based on changes in market conditions since the appraisal date.

The Company had commitments to lend $0.2 million of additional funds on impaired loans as of June 30, 2012.

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

BBX Capital Corporation

The following table presents risk grades for commercial and small business loans including loans held for sale as of June 30, 2012 (in thousands):

	Commercial			Owner Occupied	Other	Small	Small
	Non	Commercial	Commercial	Commercial	Commercial	Business	Business
	Real Estate	Residential	Land	Real Estate	Real Estate	Real Estate	Non-Real Estate
Grade:
Grades 1 to 7	$188	-	-	5,285	25,945	-	695
Grade 10	2,068	1,538	-	-	21,220	2,213	4,180
Grade 11	25,911	63,380	12,888	4,097	130,069	17,899	6,880
Total	$28,167	64,918	12,888	9,382	177,234	20,112	11,755

The following table presents risk grades for commercial and small business loans including loans held for sale as of  December 31, 2011 (in thousands):

	Commercial			Owner Occupied	Other	Small	Small
	Non	Commercial	Commercial	Commercial	Commercial	Business	Business
	Real Estate	Residential	Land	Real Estate	Real Estate	Real Estate	Non-Real Estate
Risk Grade:
Grades 1 to 7	$71,798	16,085	18,752	82,251	250,238	157,237	85,942
Grade 10	6,021	1,375	-	-	50,208	2,837	4,306
Grade 11	40,326	91,307	14,838	5,890	184,261	24,845	9,477
Total	$118,145	108,767	33,590	88,141	484,707	184,919	99,725

The Company monitors the credit quality of residential loans based on loan-to-value ratios of the underlying collateral.  Elevated loan-to-value ratios indicate the likelihood of increased credit losses upon default which results in higher loan portfolio credit risk.

BBX Capital Corporation

The loan-to-value ratios of the Company’s residential loans were as follows (in thousands):

	As of June 30, 2012 (1)		As of December 31, 2011 (1)
	Residential	Residential	Residential	Residential
Loan-to-value ratios	Interest Only	Amortizing	Interest Only	Amortizing
Ratios not available (2)	$4,764	19,081	124,868	304,372
=<60%	413	3,532	20,314	68,817
60.1% - 70%	548	1,148	10,316	30,033
70.1% - 80%	254	1,791	24,784	32,271
80.1% - 90%	988	2,000	27,622	27,523
>90.1%	16,496	14,388	174,515	108,224
Total	$23,463	41,940	382,419	571,240

(1)  Current loan-to-value ratios (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 based on automated valuation models.

(2)  Ratios not available consisted of properties not found in the automated valuation database, and $10.0 million and $78.8 million as of June 30, 2012 and December 31, 2011, respectively, of loans originated under the community reinvestment act program that are not monitored based on loan-to-value.

The Company monitors the credit quality of its portfolio of consumer loans secured by real estate utilizing loan-to-value ratios at origination. The Company’s experience indicates that default rates are significantly lower with loans that have lower loan-to-value ratios at origination.

The loan-to-value ratios at loan origination of the Company’s consumer loans secured by real estate were as follows (in thousands):

	Consumer Home Equity
	June 30,	December 31,
Loan-to-value ratios	2012	2011
<70%	$16,931	334,050
70.1% - 80%	2,001	97,516
80.1% - 90%	1,026	62,674
90.1% -100%	-	40,327
>100%	-	11,341
Total	$19,958	545,908

The Company monitors the credit quality of its consumer non-real estate loans based on loan delinquencies.

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, extending loan maturities, deferring loan payments until the loan maturity date and other actions intended to minimize potential losses. The majority of concessions for consumer loans involved changing monthly payments from interest and principal payments to interest only payments or deferring several monthly loan payments until the loan maturity date.  Commercial real estate and non-real estate loan concessions were primarily below market interest rates based on the risk profile of the loan and extensions of maturity dates.

BBX Capital Corporation

Residential and small business loan concessions primarily involved reductions of monthly payments through extensions of the amortization period and/or deferral of monthly payments.

There was no financial statement effect of consumer and residential troubled debt restructured loans as the affected loans were generally on non-accrual status and measured for impairment before the restructuring. The financial statement effects of commercial and small business troubled debt restructured loans was the establishment of specific valuation allowances, if any, in place of the general allowance for those loans that had not already been placed on nonaccrual status. There was an impact to the allowance for loan losses as a result of the concessions made, as the concessions generally result from the expectation of slower future cash flows.

Troubled debt restructurings during the three months ended June 30, 2012 and 2011 were as follows (dollars in thousands):

For the Three Months Ended
June 30, 2012	June 30, 2011
	Recorded		Recorded
Number	Investment	Number	Investment
Troubled Debt Restructurings
Commercial non-real estate	-	$-	3	$2,211
Commercial real estate:
Residential	-	-	6	20,743
Land	-	-	-	-
Owner occupied	-	-	1	692
Other	-	-	4	39,880
Small business:
Real estate	-	-	-	-
Non-real estate	-	-	-	-
Consumer	1	47	3	410
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	4	294
Total Troubled Debt Restructured	1	$47	21	$64,230

BBX Capital Corporation

Troubled debt restructurings during the six months ended June 30, 2012 and 2011 were as follows (dollars in thousands):

	For the Six Months Ended
	June 30, 2012		June 30, 2011
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings
Commercial non-real estate	-	$-	3	$2211
Commercial real estate:
Residential	-	-	6	20,743
Land	-	-	-	-
Owner occupied	-	-	1	692
Other	-	-	7	50,998
Small business:
Real estate	2	342	-	-
Non-real estate	-	-	-	-
Consumer	1	47	4	460
Residential:
Residential-interest only	-	-	1	547
Residential-amortizing	1	62	12	1,695
Total Troubled Debt Restructured	4	$451	34	$77,346

BBX Capital Corporation

The following table represents the recorded investment of loans that were modified in troubled debt restructurings beginning January 1, 2011 and 2010 and experienced a payment default during the three months ended June 30,  2012 and 2011 (dollars in thousands):

	For the Three Months Ended
	June 30, 2012		June 30, 2011
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings which
have subsequently defaulted:
Commercial non-real estate	-	$-	-	$-
Commercial real estate:
Residential	-	-	2	6,869
Land	-	-	-	-
Owner occupied	-	-	2	613
Other	-	-	1	6,102
Small business:
Real estate	-	-	1	156
Non-real estate	-	-	-	-
Consumer	-	-	8	757
Residential:
Residential-interest only	-	-	1	547
Residential-amortizing	2	177	5	1,071
Total Troubled Debt Restructured	2	$177	20	$16,115

BBX Capital Corporation

The following table represents the recorded investment of loans that were modified in troubled debt restructurings beginning January 1, 2011 and 2010 and experienced a payment default during the six months ended June 30,  2012 and 2011 (dollars in thousands):

	For the Six Months Ended
	June 30, 2012		June 30, 2011
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings which
have subsequently defaulted:
Commercial non-real estate	-	$-	-	$-
Commercial real estate:
Residential	-	-	2	6,869
Land	-	-	1	3,458
Owner occupied	-	-	3	1,473
Other	-	-	1	6,102
Small business:
Real estate	-	-	1	156
Non-real estate	-	-	-	-
Consumer	-	-	9	777
Residential:
Residential-interest only	-	-	1	547
Residential-amortizing	2	177	5	1,071
Total Troubled Debt Restructured	2	$177	23	$20,453

BBX Capital Corporation

7.    Share-based Compensation and Common Stock

Share-based Compensation

In February 2010, the Board of Directors granted to employees awards of 320,000 shares of restricted Class A Common Stock (“RSAs”) under the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan.  The Board of Directors also granted 15,000 RSAs to employees of BFC Financial Corporation (“BFC”) that perform services for the Company.  The RSAs vest pro-rata over four years and had a fair value of $6.20 per share at the grant date.

The following is a summary of the Company’s non-vested restricted Class A common share activity:

	Class A	Weighted
	Non-vested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2010	313,780	$7.40
Vested	(86,730)	8.55
Forfeited	(7,250)	6.20
Granted	-	-
Outstanding at June 30, 2011	219,800	$6.99

Outstanding at December 31, 2011	211,900	$6.96
Vested	(70,500)	6.20
Forfeited	(4,000)	6.20
Granted	-	-
Outstanding at June 30, 2012	137,400	$7.37

As of June  30, 2012, the total unrecognized compensation cost related to non-vested restricted stock compensation was approximately $0.8 million. The cost of these non-vested RSAs is expected to be recognized over a weighted-average period of approximately one year.  The fair value of shares vested during the three and six months ended June 30, 2012 was $0 and $247,000, respectively, compared to $38,000 and $444,000 during the three and six months ended June 30, 2011, respectively.  In accordance with the July 2012 approval of the Compensation Committee of the Board of Directors of the Company, the vesting of 72,400 shares of non-vested RSAs was accelerated with respect to employees employed by BankAtlantic at the closing of the Transaction.  As a consequence, the Company recognized $0.4 million of compensation expense upon the vesting of the RSA’s on July 31, 2012.

BBX Capital Corporation

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

During the second quarter of 2010, BankAtlantic and the Parent Company entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned.  BFC is compensated $12,500 per month by each of BankAtlantic and the Parent Company and, if BFC’s efforts result in net recoveries of any non-performing loan or the sale of real estate owned, it will receive a fee equal to 1% of the net value recovered. During the three and six months ended June 30, 2012, the Company incurred $0.1 million and $0.2 million, respectively, of real estate advisory service fees under this agreement compared to $0.2 million and $0.3 million during three and six months ended June 30, 2011, respectively.  This real estate advisory service agreement was terminated effective upon the closing of the Transaction.

The table below shows the effect of service arrangements with related parties on the Company’s consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Non-interest income:	$97	93	180	210
Non-interest expense:
Employee compensation
and benefits	(8)	(16)	(17)	(32)
Other - back-office support	(336)	(574)	(804)	(972)
Net effect of affiliate transactions
before income taxes	$(247)	(497)	(641)	(794)

BBX Capital Corporation

The Company, in prior periods, issued options to acquire shares of the Company’s Class A Common Stock to employees of BFC. Additionally, employees of the Company have transferred to affiliate companies and the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees.  The Company also issues options and restricted stock awards to BFC employees that perform services for the Company.  During the year ended December 31, 2010, the Company granted 15,000 RSAs to BFC employees that perform services for the Company. These stock awards vest pro-rata over a four year period.  The Company recorded $8,000, and $17,000 of expenses relating to all options and restricted stock awards held by employees of affiliated companies for the three and six months ended June 30, 2012,  compared to expenses of $16,000 and $32,000 during the three and six months ended June 30, 2011, respectively.

Options and non-vested restricted stock outstanding to BFC employees consisted of the following as of June 30, 2012:

	Class A	Weighted
	Common	Average
	Stock	Price
Options outstanding	5,667	$333.85
Non-vested restricted stock	7,500	-

The Company’s Compensation Committee of the Board of Directors approved the acceleration of vesting of the RSAs issued to BFC employees who were employed by BankAtlantic upon the closing of the Transaction on July 31, 2012. BFC had deposits at BankAtlantic totaling $1.6 million and $0.2 million as of June 30, 2012 and December 31, 2011, respectively. The Company recognized nominal interest expense in connection with the above deposits. These deposits were on the same general terms as offered to unaffiliated third parties.

BBX Capital Corporation

9.   Segment Reporting

The information provided for Segment Reporting is based on internal reports utilized by management. Results of continuing operations are reported through two reportable segments: Commercial Lending reporting unit (“CLRU”) and the Parent Company. CLRU’s activities consist of managing a commercial loan portfolio which includes construction, residential development, land acquisition and commercial business loans. The activities during the three and six months ended June 30, 2012 and 2011 included renewing, modifying, increasing, extending, refinancing and making protective advances on commercial loans, as well as the servicing of commercial loans. The Parent Company activities include the managing of non-performing loans and related real estate owned acquired from BankAtlantic.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Intersegment transactions are eliminated in consolidation.

The Company evaluates segment performance based on segment net income from continuing operations.

BBX Capital Corporation

The Company evaluates segment performance based on segment net income from continuing operations after tax.  The table below is segment information for segment net income from continuing operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

Adjusting and
		Parent	Elimination	Segment
For the Three Months Ended:	CLRU	Company	Entries	Total
June 30, 2012:
Interest income	$7,242	45	-	7,287
Interest expense	-	(4,126)	-	(4,126)
Recovery of loan losses	625	2	-	627
Non-interest income	-	406	(275)	131
Non-interest expense	(9,555)	(2,999)	275	(12,279)
Segments loss
before income taxes	(1,688)	(6,672)	-	(8,360)
Provision for income tax	-	-	-	-
Net loss	$(1,688)	(6,672)	-	(8,360)
Total assets	$653,838	307,520	2,870,572	3,831,930

			Adjusting and
		Parent	Elimination	Segment
For the Three Months Ended:	CLRU	Company	Entries	Total
June 30, 2011:
Interest income	$11,109	60	(2)	11,167
Interest expense	-	(3,856)	2	(3,854)
Provision for loan losses	(3,799)	(514)	-	(4,313)
Non-interest income	12	(751)	(313)	(1,052)
Non-interest expense	(17,460)	(2,507)	313	(19,654)
Segments loss
before income taxes	(10,138)	(7,568)	-	(17,706)
Provision for income tax	-	-	-	-
Net loss	$(10,138)	(7,568)	-	(17,706)
Total assets	$745,175	356,709	2,761,980	3,863,864

BBX Capital Corporation

Adjusting and
		Parent	Elimination	Segment
For the Six Months Ended:	CLRU	Company	Entries	Total
June 30, 2012:
Interest income	$15,401	221	-	15,622
Interest expense	-	(8,293)	-	(8,293)
Recovery of loan losses	1,386	6	-	1,392
Non-interest income	70	865	(597)	338
Non-interest expense	(22,487)	(8,700)	597	(30,590)
Segments loss
before income taxes	(5,630)	(15,901)	-	(21,531)
Provision for income tax	-	-	-	-
Net loss	$(5,630)	(15,901)	-	(21,531)

			Adjusting and
		Parent	Elimination	Segment
For the Six Months Ended:	CLRU	Company	Entries	Total
June 30, 2011:
Interest income	$22,862	143	-	23,005
Interest expense	-	(7,638)	-	(7,638)
Provision for loan losses	(10,646)	(494)	-	(11,140)
Non-interest income	13	(161)	(609)	(757)
Non-interest expense	(30,046)	(5,939)	609	(35,376)
Segments loss
before income taxes	(17,817)	(14,089)	-	(31,906)
Provision for income tax	-	-	-	-
Net loss	$(17,817)	(14,089)	-	(31,906)

BBX Capital Corporation

10.  Commitments and Contingencies

The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its bank operations, lending and tax certificates. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of June 30, 2012 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable. Management currently estimates that the aggregate range of reasonably possible losses in excess of the accrued liability are insignificant as of June 30, 2012.   This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may be an indeterminable time period, and is based on information currently available as of June 30, 2012. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure. During the six months ended June 30, 2012, a matter associated with tax certificates activities was settled for $1.6 million reducing the range of possible losses reported as of December 31, 2011.

In certain matters we are unable to estimate the loss or reasonable range of loss until additional developments in the case provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported the claim.

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

Litigation and regulatory matters assumed by BB&T in connection with the sale of BankAtlantic are no longer reported by the Company. The following is a description of the ongoing litigation and regulatory matters:

Class action securities litigation

In October 2007, the Company and current or former officers of the Company were named in a lawsuit which alleged that during the period of November 9, 2005 through October 25, 2007, the Company and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint asserted claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 and sought unspecified damages. On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of the Company’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 who retained those shares until the end of the period.  The jury rejected the plaintiffs’ claim for the six month period from October 19, 2006 to April 25, 2007.  Prior to the beginning of the trial, the plaintiffs abandoned any claim for any prior period.  On April 25, 2011, the Court granted defendants’ post-trial motion for judgment as a matter of law and vacated the jury verdict, resulting in a judgment in favor of all defendants on all claims.  On July 23, 2012, a three judge panel of the United States Court of Appeals for the Eleventh Circuit issued a unanimous opinion affirming the judgment in favor of all defendants on all claims.

Securities and Exchange Commission Complaint

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX and Alan B. Levan, BBX’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX’s commercial real estate loans, selectively disclosing

BBX Capital Corporation

problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX’s Annual Report on Form 10-K for the year ended December 31, 2007.  Further, the complaint alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The SEC is seeking a finding by the court of violations of securities laws, a permanent injunction barring future violations, civil money penalties and, in the case of Mr. Alan B. Levan, an order barring him from serving as an officer or director of a public company.  BBX believes the claims to be without merit and intends to vigorously defend the actions.

BBX Shareholders Lawsuit Seeking to Block the sale of BankAtlantic to BB&T under the Agreement

                On April 5, 2012, J. Phillip Max filed a class action complaint in the Circuit Court for the Seventeenth Judicial Circuit in Broward County, Florida against Alan Levan, Jarett Levan, John Abdo, Steven Coldren, D. Keith Cobb, Charles C. Winningham III, Bruno Di Giulian, Willis Holcombe, David Lieberman, BankAtlantic Bancorp, Inc., BFC Financial Corporation, and BB&T Corporation.  The complaint alleges that the individual defendants breached their fiduciary duties of care, good faith and loyalty by causing or permitting BBX to sell substantially all of its assets to BB&T.  The complaint further alleges that BBX, BFC and BB&T aided and abetted these breaches of fiduciary duty. The complaint seeks declaratory and equitable relief, including an injunction against the proposed transaction between BBX and BB&T, as well as seeking damages.  BBX believes the claims to be without merit and intends to vigorously defend the lawsuit.

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

BBX Capital Corporation

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

BBX Capital Corporation

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) (the “Parent Company” or “BBX”) and subsidiaries (BBX, together with its subsidiaries, the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and six months ended June 30, 2012.  On November 1, 2011, BBX entered into a definitive agreement to sell BankAtlantic to BB&T Corporation (“BB&T”), which agreement was amended on March 13, 2012 (“Agreement”).  Due to the Agreement and completion on July 31, 2012 of the sale of BankAtlantic to BB&T under the Agreement (the sale and related transactions, the “Transaction”), the financial statements reflect BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units as discontinued operations for the three and six months ended June 30, 2012 and 2011, respectively.  The Company expects to continue commercial lending activities subsequent to the Transaction resulting in the inclusion of BankAtlantic’s Commercial Lending reporting unit (“CLRU”) in continuing operations for the three and six months ended June 30, 2012 and 2011.   See Note 1 – “Basis of Financial Statement Presentation” to the Notes to the Company’s Consolidated Financial Statements for a further discussion of the presentation of the Company’s results of operations and Note 2 – “Assets and Liabilities Held for Sale” to the Notes to the Company’s Consolidated Financial Statements for a further discussion of the presentation of assets and liabilities in the Company’s Statement of Condition.

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and include words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to have been correct. Future results could differ materially as a result of a variety of risks and uncertainties, many of which are outside of the control of management. These risks and uncertainties include, but are not limited to the impact of economic, competitive and other factors affecting the Company and its markets, products and services, including the impact of the changing regulatory environment, a continued or deepening recession, decreases in real estate values, and increased unemployment or sustained high unemployment rates on our business generally, the ability of our borrowers to service their obligations and the value of collateral securing our loans; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact of the economy and real estate market values on our assets and the credit quality of our loans; the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; the impact of and expenses associated with litigation including but not limited to litigation brought by the SEC; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities and the risks associated with the impact of periodic valuation of our assets for impairment. Past performance and perceived trends may not be indicative of future results.  In addition, this document contains forward looking statements relating to the sale of BankAtlantic to BB&T, which involve a number of risks and uncertainties including, but not limited to, that BBX’s shareholders may not realize the anticipated benefits of the Transaction; that BBX’s future business plans may not be realized as anticipated, if at all; that the Company’s Class A Common Stock may not meet the requirements for continued listing on the NYSE; and that the assets retained by BBX directly or through subsidiaries  may not be monetized at the values currently ascribed to them.    In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

            Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Statements of Financial Condition and assumptions that affect the recognition of income and expenses on the Consolidated Statements of Operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of assets for impairment, including the valuation of real estate acquired in connection with foreclosure or

BBX Capital Corporation

in satisfaction of loans and the measuring of loans for impairment, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions, and accounting for contingencies.  The two accounting policies that we have identified as critical accounting policies are allowance for loan losses and impairment of long-lived assets.  For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Consolidated Results of Operations

CLRU consists of the results of operations of BankAtlantic’s Commercial Lending reporting unit which includes the interest income and impairments associated with $378.2 million of commercial loans included in assets held for sale as of June 30, 2012 that were transferred to BB&T upon the consummation of the Transaction on July 31, 2012. The CLRU results of operations also includes BankAtlantic’s general corporate overhead.

Loss from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

For the Three Months Ended June 30,
2012	2011	Change
CLRU	$(1,688)	(10,138)	8,450
Parent Company	(6,672)	(7,568)	896
Loss from continuing operations	$(8,360)	(17,706)	9,346

For the Three Months Ended June 30, 2012 Compared to the Same 2011 Period:

The improvement in CLRU’s net loss during the 2012 quarter compared to the 2011 quarter was primarily the result of lower operating expenses and a decrease in the provision for loan losses partially offset by a decline in net interest income.

The decrease in operating expenses reflects a reduction in real estate owned impairments as well as lower compensation and occupancy expenses.  During the three months ended June 30, 2011, a $5.2 million valuation allowance was established on one real estate owned property due to an updated valuation compared to $1.2 million of valuation allowances established during the 2012 quarter.  The decline in employee compensation resulted primarily from workforce reductions and the corresponding reduction in payroll taxes and employee benefits.  The lower occupancy expense reflects the consolidation of back-office facilities during prior periods. The decrease in the provision for loan losses primarily reflects a  significant reduction in charge-offs and the slowing in the amount of commercial loans migrating to a delinquency or non-accrual status compared to prior periods.  This reduction resulted in improved historical loss experience ratios during 2012 compared to 2011 with corresponding declines in the allowance for loan losses.  The lower net interest income resulted primarily from a significant reduction in commercial loan average balances and secondarily from lower average loan yields.

The decrease in the Parent Company’s loss for the 2012 quarter compared to the same 2011 quarter resulted primarily from a $1.5 million impairment on an equity security during the 2011 quarter with no security impairments during the same 2012 period.  Also contributing to the reduced 2012 Parent Company loss was a $0.5 million decline in the provision for loan losses and $0.4 million of lower expenses partially offset by an increase in interest expense on junior subordinated debentures.  The decrease in the provision for loan losses primarily reflects lower charge-offs during the 2012 quarter compared to the 2011 quarter.  The decrease in non-interest expense was mainly the result of lower impairments on real estate owned.  The increase in interest expense resulted from higher average balances on junior subordinated debentures during the 2012 quarter compared to the 2011 quarter reflecting the deferral of interest on junior subordinated debentures during prior periods.

BBX Capital Corporation

For the Six Months Ended June 30, 2012 Compared to the Same 2011 Period:

For the Six Months Ended June 30,
2012	2011	Change
CLRU	$(5,630)	(17,817)	12,187
Parent Company	(15,901)	(14,089)	(1,812)
Loss from continuing operations	$(21,531)	(31,906)	10,375

The improvement in CLRU’s net loss during the six months ended June 30, 2012 compared to the same 2011 period resulted primarily from the items discussed above for the three months ended June 30, 2012 compared to the same 2011 period.

The increase in the Parent Company’s loss for the six months ended June 30, 2012 resulted primarily from higher professional fees due to TruPS related litigation in Delaware associated with the BB&T Transaction.

Results of Discontinued Operations

            The (loss) income from the Company’s discontinued operations was as follows (in thousands):

For the Three Months			For the Six Months
Ended June 30,			Ended June 30,
2012	2011	Change	2012	2011	Change
Net interest income	$14,676	21,871	(7,195)	32,149	44,826	(12,677)
Provision for loan losses	(7,301)	(6,396)	(905)	(16,518)	(27,381)	10,863
Non-interest income	14,733	59,646	(44,913)	32,257	82,139	(49,882)
Non-interest expense	(26,055)	(34,014)	7,959	(52,871)	(67,163)	14,292
Provision for income taxes	-	-	-	(1)	(1)	-
(Loss) income from
discontinued operations	$(3,947)	41,107	(45,054)	(4,984)	32,420	(37,404)

For the Three Months Ended June 30, 2012 Compared to the Same 2011 Period:

The significant decline in earnings from discontinued operations during the three months ended June 30, 2012 compared to the same 2011 period primarily resulted from the sale during the 2011 period of 19 Tampa branches and related facilities to an unrelated financial institution for a net gain of $38.7 million.  The remaining earnings decline during the 2012 quarter compared to the 2011 quarter reflects lower net interest income and deposit service fee income.  The decline in net interest income resulted primarily from a significant reduction in earning assets and an increasing proportion of investments in low yielding cash balance, at the Federal Reserve Bank.    The decline in deposit fee income primarily reflects fewer deposit accounts as a result of the sale of the Tampa branches and lower overdraft fees.    We believe that the decline in overdraft fees reflects higher customer balances, regulatory initiatives and changes in our overdraft policies, as well as changes in customer behavior.  The above reductions in net interest income and non-interest income during the three months ended June 30, 2012 compared to the same 2011 period were partially offset by lower operating expenses.  The decrease in operating expenses reflects lower compensation and occupancy expenses associated with the consolidation of back-office facilities, workforce reductions, normal attrition and elimination of expenses associated with BankAtlantic’s Tampa operations as a result of the completion of the Tampa branch sale on June 3, 2011.

BBX Capital Corporation

For the Six Months Ended June, 2012 Compared to the Same 2011 Period:

            The significant decline in earnings from discontinued operations during the six months ended June 30, 2012 compared to the same 2011 period primarily was the result of the items discussed above for the three months ended June 30, 2012 compared to the same 2011 period.  The improvement in the provision for loan losses resulted primarily from a significant decline in charge-offs and reductions in the allowance for loan losses associated with improved charge-off trends during the 2012 six month period compared to the same 2011 period.

CLRU Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Commercial Lending Reporting Unit (“CLRU”) (in thousands):

For the Three Months			For the Six Months
Ended June 30,			Ended June 30,
2012	2011	Change	2012	2011	Change
Interest income	$7,242	11,109	(3,867)	15,401	22,862	(7,461)
Provision for loan losses	625	(3,799)	4,424	1,386	(10,646)	12,032
Net interest income after
provision for loan losses	7,867	7,310	557	16,787	12,216	4,571
Non-interest income	-	12	(12)	70	13	57
Non-interest expense	(9,555)	(17,460)	7,905	(22,487)	(30,046)	7,559
CLRU loss before income taxes	(1,688)	(10,138)	8,450	(5,630)	(17,817)	12,187
Provision for income taxes	-	-	-	-	-	-
CLRU net loss	$(1,688)	(10,138)	8,450	(5,630)	(17,817)	12,187

Interest Income

The average balance and average yield of CLRU’s commercial loans during the three months ended June 30, 2012 were $672.7 million and 4.31%, respectively, compared to $945.3 million and 4.70%, respectively, during the same 2011 period.  The average balance and average yield of CLRU’s commercial loans during the six months ended June 30, 2012 were $728.2 million and 4.23%, respectively, compared to $976.8 million and 4.68%, respectively, during the same 2011 period.  The reduction in average balances reflects loan repayments, migration of loans to real estate owned and loan sales as well as a substantial decline in loan originations.  The lower yields reflect the repayment of loans with higher yields than the existing loan portfolio.

Asset Quality

The loans and real estate owned and related data presented below as of June  30, 2012 and for the three and six months ended June  30, 2012 excludes loans and real estate owned transferred to BB&T under the terms of the Agreement as these loans are included in assets held for sale.

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

BBX Capital Corporation

June 30, 2012	December 31, 2011
ALL	Loans	ALL	Loans
	to gross	by		to gross	by
ALL	loans	category	ALL	loans	category
by	in each	to gross	by	in each	to gross
category	category	loans	category	category	loans
Commercial non-real estate	$800	3.29%	6.01%	$16,408	13.89%	4.6%
Commercial real estate	4,383	1.67	64.93	66,269	9.84	26.23
Small business	1,326	4.16	7.89	7,168	2.52	11.09
Residential real estate	237	0.36	16.19	16,704	1.79	36.34
Consumer	407	2.02	4.98	22,554	4.04	21.74
Total allowance for loan losses	$7,153	1.77%	100.00%	$129,103	5.03%	100%

Included in the allowance for loan losses as of June 30, 2012 and December 31, 2011 were specific valuation allowances by loan type as follows (in thousands):

June 30,	December 31,
2012	2011
Commercial non-real estate	$237	15,408
Commercial real estate	1,265	51,798
Small business	790	861
Consumer	-	1,454
Residential	-	6,942
Total	$2,292	76,463

The decrease in the allowance for loan losses at June  30, 2012 compared to December 31, 2011 resulted primarily from the charge-off of specific valuation allowances on collateral dependent loans as well as from the transfer of loans to assets held for sale.  In connection with the BB&T Transaction, BankAtlantic transferred $1.8 billion of loans and $46.1 million of allowance for loan losses to assets held for sale.  The reduction in allowance for loan losses to gross loans in each category reflects the charge-off of $65.7 million of the specific valuation allowances discussed in the following paragraph and the fact that a higher percent of the loans which were not transferred to assets held for sale (because they were not transferred to BB&T in the Transaction) are non-performing and/or collateral dependent.  An allowance for loan losses was not established for those collateral dependent loans as these loans were instead charged-down to the fair value of the collateral less cost to sell.  The specific valuation allowance as of June 30, 2012 reflects impaired loans measured based on present value of expected cash flows discounted at the loan’s effective interest rate or appraisal adjustments on collateral dependent impaired loans.

As part of the transition of the regulation of OTS savings associations to the OCC, the OCC  provided  guidance to thrifts related to their transition to OCC regulatory reporting, which was to be implemented no later than March 31, 2012, including  guidance surrounding specific valuation allowances on collateral dependent loans.  Under OCC guidance, where the appraised value of collateral on a collateral dependent loan is less than the recorded investment of the loan, a charge-off of the amount of the deficiency rather than a specific valuation allowance is now generally required.   Management considered the appraisals on its impaired collateral dependent loans, including appraised values and appraisal dates and, during the first quarter of 2012, the Company charged down the recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell.  This charge down consisted entirely of the charging-off of existing specific valuation allowances.  As  a specific valuation allowance was previously established for these loans, the charge-offs did not impact the provision for loan losses or the net loss during the three months ended March 31, 2012, but  did reduce the Company’s allowance for loan losses and recorded investment in the loans.  Further, these charge-offs of specific valuation allowances

BBX Capital Corporation

did not  impact the estimation of the allowance for loan losses as the change in the specific valuation allowances was always a factor in the overall estimation of BankAtlantic’s allowance for loan losses.

The activity in CLRU’s allowance for loan losses was as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Allowance for Loan Losses:	2012	2011	2012	2011
Balance, beginning of period	$5,571	89,036	82,676	93,816
Charge-offs :
Commercial real estate	(1,778)	(13,546)	(52,501)	(26,214)
Commercial non-real estate	-	(124)	(14,614)	(588)
Total Charge-offs	(1,778)	(13,670)	(67,115)	(26,802)
Recoveries of loans
previously charged-off	2,017	132	2,071	1,637
Net (charge-offs)	239	(13,538)	(65,044)	(25,165)
(Recovery from) provision
for loan losses	(625)	3,799	(1,386)	10,646
Transfer to assets
held for sale	-	-	(11,061)	-
Balance, end of period	$5,185	79,297	5,185	79,297

Commercial real estate charge-offs during the three months ended June 30, 2012 primarily represent declines in collateral values on collateral dependent non-accrual loans based on updated property valuations.  Management believes that the significant decline in commercial real estate charge-offs during the 2012 quarter compared to the 2011 quarter reflects the stabilization of commercial property values resulting in lower loss severity impairments from updated valuations.

The commercial loan recoveries during the three and six months ended June 30, 2012 primarily resulted from loan short sales at amounts higher than the loan’s carrying value and cash settlements with borrowers in connection with obtaining deeds in lieu of foreclosure.

Commercial real estate loan charge-offs during the six months ended June 30, 2012 included $46.7 million of charge-offs related to  previously established  specific valuation allowances as discussed above.  Excluding these specific valuation allowance charge-offs, commercial real estate charge-offs declined from $26.2 million during the six months ended June 30, 2011 to $5.9 million for the same 2012 period.   Commercial real estate loan charge-offs during the 2012 six month period included $4.0 million related to one $16.3 million commercial residential loan transferred to loans held for sale.  During the six months ended June 30, 2011, commercial real estate loan charge-offs included  $12.6 million of charge-offs related to commercial other loans, $5.1 million of charge-offs related to commercial residential loans and $0.2 million of charge-offs related to owner occupied loans.

Commercial non-real estate charge-offs during the six months ended June 30, 2012 included $12.5 million of charge-offs related to previously established specific valuation allowances. The remaining $2.1 million of charge-offs during the 2012 period related to one asset backed lending relationship.  The commercial non-real estate loan charge-offs during the six months ended June 30, 2011 primarily related to one $0.5 million business loan in the real estate brokerage industry.

The improvement in the provision for loan losses for the three and six months ended June 30, 2012 compared to the same 2011 period reflects declining commercial real estate loan balances, improved historical loss experience during 2012 compared to 2011, and a decline in loans migrating to non-accrual status.

            Pursuant to the Agreement with BB&T, commercial loans with a recorded investment of $378.2 million as of March 31, 2012 were transferred to assets held for sale as these loans were anticipated to be transferred to BB&T in the

BBX Capital Corporation

Transaction.  The allowance for loan losses associated with these commercial loans as of March 31, 2012, which were included in the above table for the six months ended June 30, 2012, was $11.1 million.

At the indicated dates, CLRU’s non-performing assets, loans contractually past due 90 days or more and still accruing, performing impaired loans and troubled debt restructured loans as of June  30, 2012 (amounts at June 30, 2012 exclude loans included in assets held for sale), and as of December 31, 2011 were as follows (in thousands):

	As of
	June 30, 2012	December 31, 2011
NON-PERFORMING ASSETS
Tax certificates	$5,338	3,094
Residential (1)	57,090	85,855
Commercial real estate (2)	167,278	206,038
Commercial non-real estate	5,607	19,172
Small business	6,267	12,016
Consumer	8,261	14,134
Total non-accrual assets (3)	249,841	340,309
REPOSSESSED ASSETS:
Tax certificates	707	800
Residential real estate	5,663	9,592
Commercial real estate	67,447	63,091
Small business real estate	3,515	3,883
Consumer real estate	477	671
Total repossessed assets	77,809	78,037
Total non-performing assets	$327,650	418,346
OTHER ACCRUING IMPAIRED
LOANS
Contractually past due 90 days
or more (4)	$-	80
Troubled debt restructured loans	75,428	116,954
TOTAL OTHER ACCRUING
IMPAIRED LOANS	$75,428	117,034

  (1)  Includes $22.1 million and $33.2 million of interest-only residential loans as of June 30, 2012 and December 31, 2011, respectively.

 (2)  Excluded from the above table as of June 30, 2012 and December 31, 2011 were $3.7 million and $8.1 million, respectively, of commercial residential loans that were transferred to a work-out subsidiary of the Parent Company in March 2008.

(3)Includes $75.4 million and $124.8 million of troubled debt restructured loans as of June 30, 2012 and December 31, 2011, respectively.

(4)BankAtlantic believes that it will ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not be in accordance with the contractual terms of the loan agreement.

The decline in non-performing assets at June 30, 2012 compared to December 31, 2011 reflects the charge-off of $66.5 million of collateral dependent loans, payoffs and loan short sales.

BBX Capital Corporation

The decline in commercial real estate non-accrual loans resulted primarily from $46.7 million of loan charge-offs associated with previously established specific valuation allowances and the payoff of $27.4 million of commercial residential loans partially offset by $41.7 million of commercial loans transferring to nonaccrual.

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

The lower repossessed assets balances resulted primarily from the sale of residential real estate owned. During the six months ended June 30, 2012, $21.6 million of loans migrated to real estate owned, $4.1 million of impairments were recognized and $18.7 million of real estate owned properties were sold.  During the six months ended June 30, 2011, $25.0 million of loans migrated to real estate owned and $10.1 million of real estate owned properties were sold.  As non-accrual loans migrate into repossessed assets in the future, we expect repossessed assets as well as sales of real estate owned to increase.

In response to current market conditions, management generally decides, on a case-by-case basis, whether to modify loans for borrowers experiencing financial difficulties and has modified the terms of certain commercial, small business, residential and consumer home equity loans.  The concessions made to borrowers experiencing financial difficulties have generally included, among others, the reduction of contractual interest rates and, in some cases, forgiveness of a portion of loan principal upon satisfactory performance under the modified terms, conversion of amortizing loans to interest only payments or the deferral of some interest payments until the maturity date of the loan.  Loans that are not delinquent at the date of modification are generally not placed on non-accrual.  Modified non-accrual loans are generally not returned to an accruing status and the days past due are not reset on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period.

Troubled debt restructured loans by loan type were as follows (in thousands):

	As of June 30, 2012		As of December 31, 2011
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$107,861	56,988	108,946	96,146
Small business	2,859	6,001	4,024	6,878
Consumer	1,099	10,369	1,071	11,536
Residential	9,021	2,070	10,718	2,394
Total	$120,840	75,428	124,759	116,954

BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Seven relationships accounted for 45.4% of our $172.9 million of non-accrual commercial loans as of June 30, 2012.  The following table outlines general information about these seven relationships as of June 30, 2012 (in thousands):

BBX Capital Corporation

Unpaid
	Principal	Recorded	Date loan	Date Placed	Default	Loan	Date of Last
Relationships	Balance	Investment (3)	Originated	on Nonaccrual	Date (2)	Class	Full Appraisal
Commercial Land Developers
Relationship No. 1	$10,338	6,907	Q1-2005	Q4- 2010	(1)	Land	Q4-2011
Relationship No. 2	30,516	9,392	Q4-2006	Q4-2008	Q4-2008	Land	Q4-2011
Relationship No. 3	17,642	10,686	Q1-1995	Q4-2009	Q4-2009	Land	Q1 -2012
Relationship No. 4	31,050	11,058	Q4-2007	Q4-2008	(1)	Land	Q4-2011
Total	$89,546	38,043
Commercial Non-Residential
Developers
Relationship No. 5	$24,790	12,109	Q2-2008	Q4-2011	(1)	Other	Q1 -2012
Relationship No. 6	25,379	16,159	Q3-2006	Q2-2010	(1)	Other	Q2-2012
Relationship No. 7	18,388	12,255	Q1-2007	Q3-2010	(1)	Other	Q2-2012
Total	$68,557	40,523
Total of Large Relationships	$158,103	78,566

(1)  The loan is currently not in default; however, management believes that it is not probable that the borrower will comply with the contractual or modified loan repayment terms.

(2)   The default date is defined as the date of the initial missed payment prior to default.

(3)   Recorded investment is the “Unpaid Principal Balance” less charge-offs.

The following table presents purchased residential loans by year of origination segregated by amortizing and interest only loans at June 30, 2012 (excluding purchased residential loans to be transferred to BB&T under the terms of the Agreement as these loans are included in assets held for sale) (dollars in thousands):

Amortizing Purchased Residential Loans
Year of	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Origination	Principal	Investment	Origination	LTV(1)	at Origination	FICO Scores(2)	Delinquent	at Origination(3)
2007	$5,302	3,038	78.74%	169.56%	713	667	4,860	41.55%
2006	5,514	3,800	74.34%	131.16%	685	581	4,633	37.93%
2005	7,752	4,589	77.74%	135.26%	704	596	7,752	38.06%
2004	20,668	15,853	74.87%	103.79%	714	584	17,837	36.65%
Prior to 2004	4,644	4,348	72.98%	71.53%	709	579	4,012	36.64%

Interest Only Purchased Residential Loans
Year of	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Origination	Principal	Investment	Origination	LTV(1)	at Origination	FICO Scores(2)	Delinquent	at Origination(3)
2007	$10,504	5,957	77.66%	138.74%	741	681	9,925	37.19%
2006	17,062	9,503	77.54%	127.49%	732	639	16,574	33.83%
2005	6,371	3,828	73.44%	132.23%	719	689	5,748	37.49%
2004	3,974	2,730	73.78%	137.68%	728	626	3,974	27.55%
Prior to 2004	1,836	1,444	63.44%	70.72%	711	619	1,836	28.22%

BBX Capital Corporation

The following table presents purchased residential loans by geographic area segregated by amortizing and interest-only loans at June 30, 2012 (dollars in thousands):

Amortizing Purchased Residential Loans
Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Principal	Investment	Origination	LTV(1)	at Origination	FICO Scores(2)	Delinquent	at Origination(3)
Arizona	$321	301	79.63%	50.68%	741	494	321	45.11%
California	9,361	6,621	75.89%	110.42%	706	630	7,392	37.84%
Florida	10,356	6,545	77.33%	149.70%	702	569	10,080	35.01%
Nevada	773	403	92.24%	226.41%	697	524	773	35.29%
Other States	23,264	17,960	74.25%	98.90%	706	588	20,528	38.69%

Interest Only Purchased Residential Loans
Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Principal	Investment	Origination	LTV(1)	at Origination	FICO Scores(2)	Delinquent	at Origination(3)
Arizona	$1,483	658	78.13%	208.62%	763	732	1,483	39.80%
California	9,237	5,850	72.76%	118.79%	733	693	8,170	31.54%
Florida	7,914	4,385	71.55%	133.63%	738	672	7,914	35.89%
Nevada	1,162	436	78.61%	206.07%	729	543	1,162	34.70%
Other States	19,951	12,132	78.73%	117.80%	721	638	19,327	34.90%

(1)  Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 from automated valuation models.

(2)  Current FICO scores based on borrowers for which FICO scores were available as of the second quarter of 2011.

(3)  Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.

CLRU Non-Interest Income

Non-interest income during the three and six months ended June 30, 2012 was $0 and $70,000, respectively.  The non-interest income during the six months ended June 30, 2012 consisted of the retention of a non-refundable deposit associated with a contract to sell a real estate owned property and a $3,000 gain on the sale of a loan.

Non-interest income during the three and six months ended June 30, 2011 was $1,000 and $2,000, respectively. The income consisted of miscellaneous income from a joint venture that factors receivables. The joint venture ceased operations during the fourth quarter of 2011.

CLRU Non-Interest Expense

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Employee compensation and benefits	$3,793	5,791	(1,998)	8,535	10,787	(2,252)
Occupancy and equipment	1,689	2,692	(1,003)	3,856	5,735	(1,879)
Advertising and promotion	55	57	(2)	149	143	6
Professional fees	1,492	(107)	1,599	3,106	1,643	1,463
(Recoveries) on assets held for sale	(1,165)	-	(1,165)	(1,165)	-	(1,165)
Impairments on loans held for sale	196	404	(208)	459	606	(147)
Impairment of real estate owned	1,235	5,470	(4,235)	2,605	5,179	(2,574)
Other	2,260	3,153	(893)	4,942	5,953	(1,011)
Total non-interest expense	$9,555	17,460	(7,905)	22,487	30,046	(7,559)

BBX Capital Corporation

Accounting rules require that BankAtlantic’s general corporate overhead be included in its entirety in non-interest expense as presented for CLRU for the three and six months ended June  30, 2012 and 2011.  Management anticipates that the Company’s cost structure will significantly change as a result of the consummation of the BB&T Transaction with a substantial reduction in non-interest expenses.

The decline in employee compensation and benefits during the three and six months ended June 30, 2012 compared to the same 2011 periods resulted primarily from workforce reductions and attrition. The majority of employee compensation and benefits reflects general corporate overhead.   BankAtlantic has significantly reduced its back-office work force since January 1, 2010.  BankAtlantic also reduced its commercial lending workforce, consisting primarily of lending officers, through normal attrition as commercial loan originations and purchases during 2011 and the first half of 2012 were significantly reduced from historical levels.  This reduction in the number of employees resulted in lower health insurance, payroll taxes, and share-based compensation.

 Occupancy and equipment for the three and six months ended June  30, 2012 and 2011 primarily reflects costs associated with the operation of back office facilities including the corporate headquarters.  The lower occupancy and equipment expenses during the 2012 periods compared to the same 2011 periods reflects lower real estate taxes, utilities,  depreciation and repairs and maintenance expenses due primarily to consolidation of back-office facilities.

The increase in professional fees during the three months ended June  30, 2012 compared to the same 2011 period resulted primarily from  $3.3 million of insurance reimbursements during the three months ended June 30, 2011 relating to  expenses incurred during prior periods in connection with class action securities litigation compared to no reimbursements during the second quarter of 2012.   The above increase in professional fees was partially offset by lower consulting fees and legal fees.  The decline in consulting fees was primarily associated with lower loan review, internal audit and external audit costs in anticipation of the closing of the BB&T Transaction.  The decline in legal fees reflects decreased class action securities and tax certificate activities legal costs during the 2012 second quarter compared to the same 2011 quarter.  The increase in professional fees for the six months ended June 30, 2012 compared to the same 2011 period reflects the insurance reimbursements mentioned above as well as legal costs associated with a commercial loan foreclosure involving a land lease during the three months ended March 31, 2011 partially offset by higher general loan foreclosure expenses during the 2012 six month period compared to the same 2011 period.

The recoveries on assets held for sale represents a $1.2 million decline in the carrying value of loans transferred to BB&T in the Transaction during the three and six months ended June 30, 2012.

Impairment  of loans held for sale for the three and six months ended June 30, 2012 s  T represents lower of cost or market adjustments on commercial loans classified as held for sale.  The impairments resulted primarily from property values obtained from updated valuations of the underlying loan collateral.

Impairment of real estate owned during the three and six months ended June  30, 2012 reflects lower of cost or fair value less cost of sale adjustments on commercial real estate owned.  During the three and six months ended June 30, 2012, valuation allowances were established on three and nine properties, respectively, due to updated property valuations. During the three and six months ended June 30, 2011, a real estate owned impairment of $5.2 million was recognized related to one property.

BBX Capital Corporation

Other non-interest expenses consisted of the following:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Insurance	$1,199	1,001	198	2,287	1,941	346
Foreclosed asset activity	163	651	(488)	553	1,005	(452)
Executive services	486	632	(146)	1,067	1,196	(129)
Other	412	874	(462)	1,033	1,757	(724)
Total non-interest expense	$2,260	3,158	(898)	4,940	5,899	(959)

The decline in foreclosed asset activity during the three and six months ended June 30, 2012 compared to the same 2011 periods resulted primarily from increases in rental income from foreclosures of income producing properties.

The reduced other expenses during the three and six months periods of 2012 compared to the same 2011 periods resulted from lower intangible asset amortization and declines in operating expenses.  Core deposit intangible assets were fully amortized as of March 31, 2012 reducing other expenses by $0.3 million during the three and six months ended June 30, 2012.

Parent Company Results of Operations

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Net interest income (expense):
Interest income on loans	$45	57	(12)	221	100	121
Interest and dividend income
on taxable securities	-	3	(3)	-	43	(43)
Interest expense on junior
subordinated debentures	(4,126)	(3,856)	(270)	(8,293)	(7,638)	(655)
Net interest expense	(4,081)	(3,796)	(285)	(8,072)	(7,495)	(577)
(Recovery from) provision for
loan losses	(2)	514	(516)	(6)	494	(500)
Net interest expense after
provision for loan losses	(4,079)	(4,310)	231	(8,066)	(7,989)	(77)
Non-interest income:
Income from unconsolidated trusts	119	432	(313)	240	813	(573)
Securities activities, net	-	(1,500)	1,500	-	(1,500)	1,500
Other income	287	317	(30)	625	526	99
Non-interest income	406	(751)	1,157	865	(161)	1,026
Non-interest expense:
Employee compensation and benefits	476	512	(36)	993	1,039	(46)
Professional fees	1,747	765	982	6,330	1,143	5,187
Advertising and promotion	75	88	(13)	134	114	20
Other	701	1,142	(441)	1,243	3,643	(2,400)
Non-interest expense	2,999	2,507	492	8,700	5,939	2,761
Parent Company loss	$(6,672)	(7,568)	896	(15,901)	(14,089)	(1,812)

BBX Capital Corporation

The Parent Company interest income on loans during the three and six months ended June  30, 2012 and 2011 represents interest income on two performing loans.  During the six months ended June 30, 2012, the Parent Company recognized $134,000 of additional interest income on one of the performing loans as a result of the receipt of previously deferred monthly payments.

Interest and dividend income on taxable securities during the three months ended June  30, 2011 primarily represents earnings from a BankAtlantic reverse repurchase agreement and dividends from an equity investment. The Parent Company ceased receiving dividends from the equity investment during the second quarter of 2011 and transferred the reverse repurchase agreement to a non-interest bearing BankAtlantic checking account during the third quarter of 2011.

Interest expense for the three and six months ended June  30, 2012 and 2011 represents interest expense recognized on the Parent Company’s junior subordinated debentures.  The increase in interest expense during the 2012 periods compared to 2011 periods reflects higher average balances on junior subordinated debentures resulting from the deferral of interest.  The average balance on junior subordinated debentures increased from $327 million and $325 million during the three and six months ended June 30, 2011 to $342 million and $340 million during the same 2012 periods, respectively.  Average interest rates on junior subordinated debentures were 4.73%  and 4.74% during the three and six months ended June 30, 2011 compared to 4.84%  and 4.90% during the same 2012 periods, respectively.

Income from unconsolidated trusts during the three and six months ended June 30, 2012 and 2011 represents equity earnings from trusts formed to issue trust preferred securities.

Securities activities, net during the three and six months ended June 30, 2011 represents the Parent Company’s recognition of a $1.5 million other than temporary impairment on an equity security.  There were no impairments on equity securities during the three and six months ended June 30, 2012.

Included in other non-interest income during each of the three and six months ended June 30, 2012 and 2011 was $0.3 million and $0.6 million of income from BankAtlantic for executive management services. These fees were eliminated in the Company’s consolidated financial statements.  Other non-interest income during the six months ended June 30, 2011 included a loss of $99,000 from the sale of $1.7 million of loans held for sale.  The Parent Company did not sell loans during the six months ended June 30, 2012.

The lower compensation expense primarily reflects lower share-based compensation expense as equity awards have not been granted since February 2010.

The substantial increase in professional fees during the three and six months ended June 30, 2012 compared to the same 2011 periods primarily represents litigation costs from the TruPS related litigation in Delaware associated with the BB&T Transaction, which includes an estimate of reimbursements to trustees for their legal fees and related expenses in that litigation.

The decrease in other non-interest expense during the quarter ended June 30, 2012 compared to the same 2011 quarter related primarily to lower impairments.  Impairments on real estate owned and loans held for sale declined from $0.7 million during the 2011 quarter to $0.5 million during the same 2012 quarter. The decrease in other non-interest expenses during the six months ended June 30, 2012 compared to the same 2011 period primarily reflects lower impairments of loans and real estate owned which decreased from $3.1 million during the 2011 six month period to $0.8 million during the same 2012 period.

BBX Capital Corporation

Credit Quality

The composition of the Parent Company’s loans and real estate owned at the indicated dates was as follows (in thousands):

June 30,	December 31,
2012	2011
Nonaccrual loans:
Commercial non-real estate:	$-	948
Commercial real estate:
Residential	3,296	3,703
Land	424	3,432
Total non-accrual loans	3,720	8,083
Allowance for loan losses	-	(784)
Non-accrual loans, net	3,720	7,299
Performing other commercial loans	2,386	2,432
Loans receivable, net	$6,106	9,731
Real estate owned	$8,386	9,137

During the six months ended June 30, 2012, the Parent Company charged off a $0.9 million commercial non-real estate loan and foreclosed on $3.4 million of land loans.  The Parent Company had established a $0.8 million specific valuation allowance during prior periods on the charged off commercial non-real estate loan.

During the six months ended June  30, 2012, the Parent Company sold $3.5 million of real estate owned for a $0.4 million gain.

The following table outlines general information about the Parent Company’s non-accrual loans  as of June 30, 2012 (in thousands):

	Unpaid
	Principal	Recorded	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Investment	Reserves	Originated	on Nonaccrual	Date (2)	Type (3)	Full Appraisal
Residential Land Developers
Borrower No. 1 (1)	$20,005	3,296	-	Q1-2005	Q4-2007	Q1-2008	Residential	Q3-2011
Borrower No. 2	3,060	424	-	Q2-2006	Q4-2008	Q1-2008	Residential	Q2-2011
Total Residential Land Developers	$23,065	3,720	-

(1) During 2008, 2009 and 2010, the Parent Company recognized partial charge-offs on relationship No. 1 aggregating $16.4 million.

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

BBX Capital Corporation

deteriorate subsequent to the appraisal date.  However, our policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure.

Changes in the Parent Company’s allowance for loan losses were as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Balance, beginning of period	$-	814	784	830
Loans charged-off	-	(1,329)	(948)	(1,325)
Recoveries of loans previously charged-off	2	-	170	-
Net (charge-offs)	2	(1,329)	(778)	(1,325)
(Recovery from) provision for loan losses	(2)	515	(6)	495
Balance, end of period	$-	-	-	-

The provision for loan losses during the six months ended June 30, 2012 reflects the charge-off of a $0.9 million commercial non-real estate loan and the related charge-off of the specific valuation allowances established on this non-real estate loans during prior periods.  The $0.2 million recovery relates to the foreclosure of a commercial land loan for which the fair value of the collateral less cost to sell exceeded the recorded investment in the loan.

The $1.3 million of charge-offs during the three and six months ended June 30, 2011 were comprised of a $1.2 million charge-off of a commercial land loan and a $0.1 million charge-off of a commercial residential loan.  The Parent Company reversed a $0.8 million specific valuation allowance related to the commercial land loan charged-off during the three months ended June 30, 2011.

BBX Capital Corporation Consolidated Financial Condition

The Company’s total assets increased as of June  30, 2012 compared to December 31, 2011 primarily as a result of deposit growth with excess funds invested in cash balances at the Federal Reserve Bank.  Deposit balances increased by $170.4 million and total assets increased by $153.8 million.  Cash and interest bearing deposits in other banks increased by $423.2 million. The remaining cash increase resulted primarily from a higher percentage of proceeds from the normal repayments of earning assets not being reinvested in earning assets as BankAtlantic significantly reduced loan purchases and originations, acquisition of tax certificates and acquisitions of securities available for sale.

Total assets at June 30, 2012 were $3.8 billion compared to $3.7 billion at December 31, 2011.  The changes in components of total assets from December 31, 2011 to June 30, 2012 are summarized below:

•

Increase in interest-bearing deposits in other banks reflecting higher cash balances at the Federal Reserve Bank resulting primarily from deposit growth and repayments of loans and securities available for sale;

•	Decrease in securities available for sale reflecting the reclassification of $40.5 million of securities available for sale to assets held for sale as well as normal repayments;
•	Decrease in tax certificate balances reflecting the reclassification of $29.9 million of tax certificates to assets held for sale as well as normal redemptions;
•	Decrease in the Company’s loans held for sale primarily resulting from loan repayments and lower of cost or market adjustments;
•

Reduction in loans receivable, net reflecting the reclassification of $1.9 billion of loans to assets held for sale as well as $21.9 million of loans migrating to real estate owned and the repayments of loans in the ordinary course of business;

•	Decrease in accrued interest receivable resulting primarily from the reclassification of $12.8 million of accrued interest receivable into assets held for sale and from lower earning asset balances;
•	Decrease in real estate owned primarily resulting from residential and commercial real estate sales partially offset by loans migrating to real estate owned;

BBX Capital Corporation

•

Decrease in office properties and equipment resulting primarily from the reclassification of $133.2 million of office properties and equipment to assets held for sale and the transfer of a $2.4 million property to real estate held for sale in June 2012;

•	Assets held for sale represents assets to be transferred to BB&T under the terms of the Agreement; and
•	FHLB stock, real estate held for sale, goodwill and prepaid FDIC deposit insurance assessment were assets transferred to held for sale in their entirety.

The Company's total liabilities at June  30, 2012 were $3.9 billion compared to $3.7 billion at December 31, 2011.  The changes in components of total liabilities from December 31, 2011 to June 30, 2012 are summarized below:

•	Increase in junior subordinated debentures liability due to interest deferrals;
•	Subordinated debentures of $22 million were reclassified to liabilities held for sale;
•

Included in other liabilities as of June 30, 2012 were principal and interest advances on  purchased residential loans and real estate owned serviced by others of $12.6 million as well as  loan escrow balances and accrued liabilities and;

•	Liabilities held for sale represents liabilities to be transferred to BB&T upon the closing of the transaction.

Liquidity and Capital Resources

On July 31, 2012, BBX completed its previously announced sale of BankAtlantic to BB&T. Under the terms of the Agreement, immediately prior to the sale of BankAtlantic to BB&T, BankAtlantic distributed to BBX the membership interests of two BankAtlantic wholly-owned subsidiaries, Florida Asset Resolution Group, LLC (“FAR”) and BBX Capital Management, LLC (“CAM”).

CAM’s assets consisted of non-performing commercial loans, commercial real estate owned and previously written off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $126 million and $81 million of cash as of June 30, 2012.  CAM had approximately $1.5 million of liabilities related to these assets as of June 30, 2012.

FAR’s assets consisted of performing and non-performing loans, tax certificates and real estate owned that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $358 million and $37 million of cash as of June 30, 2012.  FAR had approximately $13.6 million of liabilities related to these assets as of June 30, 2012.  At the closing of the Transaction, the Company transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of the Company’s outstanding TruPS obligations. The Company continues to hold the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company of FAR which was entered into by the Company and BB&T at the closing, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and the Company will thereafter be entitled to any and all residual proceeds from FAR. It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. The Company entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preference amount within seven years.  As a consequence, until BB&T’s preferred interest in FAR is recovered, the cash generated from the activities of FAR will be utilized to pay expenses, fund the preferred return and repay the preferred membership interest.

BBX also received $6.4 million of cash consideration upon the sale of BankAtlantic and the Company recognized a $307 million gain in connection with the Transaction: however, the gain and the $6.4 million of cash consideration received from BB&T were based on available financial information as of June 30, 2012.  Under the terms of the Agreement, these amounts are subject to adjustment post-closing as all relevant financial information is reviewed and approved by the parties, and the cash payment made to the Company may be less than the amount indicated above or the Company may be required to make a net cash payment to BB&T.

The Company utilized $51.3 million of the cash received in connection with the transaction to pay BB&T for all accrued and unpaid interest on the TruPS through the closing of the Transaction, and $7.3 million of the cash to fund transaction costs and payments of certain legal fees and expenses with respect to the litigation relating to the Transaction

BBX Capital Corporation

brought by certain holders of the TruPS.  The remaining cash of approximately $29 million is available for general corporate purposes.

The net cash flows received by the Company from the Transaction are summarized below (in thousands):

Cash received from Transaction:
Cash held in CAM	$81,210
Transaction cash consideration	6,433
Total cash received	87,643
Cash outflows from Transaction:
TruPS accrued and unpaid interest	(51,314)
Legal fees - TruPS litigation	(2,349)
Estimated Transaction costs	(5,000)
Total cash outflows	(58,663)
Net cash received from Transaction
by BBX	$28,980

The Company’s principal source of liquidity was its cash holdings and funds obtained from its wholly-owned work-out subsidiary.  The Company received approximately $29 million of cash in connection with the sale of BankAtlantic excluding the cash in FAR, subject to adjustment as described above, and expects to obtain funds in subsequent periods from the loans and real estate and other assets in CAM and the Company’s existing asset workout subsidiary, each of which is wholly-owned by the Company, and distributions from its 5% preferred interest in the net cash flows from FAR.  The Company also may obtain funds through the issuance of equity and debt securities. The Company anticipates utilizing these funds for general corporate purposes including employee compensation and benefits, servicing costs and real estate owned operating expenses in the near term and anticipates involvement in real estate investment and specialty finance activities over time as assets are monetized.

BBX Capital Corporation

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

After giving effect to the consummation of the BB&T Transaction, the Company’s market risk primarily consists of interest rate risk on its accruing loans. As a result, the Company’s earnings are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Company has estimated the changes in its interest income based on changes in interest rates.  Presented below is an analysis of the Company’s estimated interest income over a twelve month period calculated utilizing the Company’s model (dollars in thousands):

As of June 30, 2012
Basis Point	Net
Change	Interest
in Rate	Income
200	$13,301
100	12,012
-	10,723
(100)	9,434
(200)	8,145

Additionally, because a significant majority of the Company’s assets consist of loans secured by real estate and real estate owned, the Company’s financial condition and earnings are also affected by changes in real estate values in the markets where the real estate is located.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

            As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June  30, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

             There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

BBX Capital Corporation

PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, except for the addition of the following risk factor.

Our business and operations and the mix of our assets will change as a result of the sale of BankAtlantic to BB&T and our financial condition and results of operations will depend on whether the assets retained by us in connection with the sale transaction are monetized at or near their current book values and our results of operations will vary depending upon the timing of such monetization.

On July 31, 2012, BBX completed its previously announced sale of BankAtlantic to BB&T. Under the terms of the Agreement, immediately prior to the sale of BankAtlantic to BB&T, BankAtlantic distributed to BBX the membership interests of two BankAtlantic wholly-owned subsidiaries, Florida Asset Resolution Group, LLC (“FAR”) and BBX Capital Management, LLC (“CAM”).  CAM’s assets consisted of non-performing commercial loans, commercial real estate owned and previously written off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $126 million as of June 30, 2012 and cash.  FAR’s assets consisted of performing and non-performing loans, tax certificates and real estate owned that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $358 million and $37 million of cash as of June 30, 2012.  At the closing of the Transaction, the Company transferred to BB&T 95% of the outstanding preferred membership interests in FAR which BB&T will hold until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount.  The Company continues to hold the remaining 5% of FAR’s preferred membership interests and 100% of the residual interest in any remaining cash flows.  We expect to focus our operations on managing the assets held in CAM and in the Company’s existing wholly owned asset work out subsidiary and on servicing approximately $54.7 million of commercial nonaccrual loans and real estate owned held by FAR.  Our activities in this regard may include renewing, modifying, increasing, extending, refinancing and making protective advances with respect to the assets and participating in the management of real estate development activities.  Additionally, depending on the timing and volume of cash flow generated in connection with our management of these assets and our interests in FAR, we may in the near-term make short term investments, and over time make investments and engage in various specialty finance activities.  Accordingly, our business and operations will differ significantly from our business and operations prior to the sale of BankAtlantic.

The Company’s financial condition and results of operations will be dependent in the near term, in large part, on our ability to successfully manage and monetize the assets currently held in CAM and in the Company’s existing wholly owned asset workout subsidiary and the assets in FAR which we have been engaged to service as well as on the cash flow we receive based on our interest in FAR.   Further, our financial condition and results of operations will be dependent in the longer term on these factors as well as our ability to successfully invest these cash flows.  If the assets held in CAM and our other wholly owned asset workout subsidiary and the assets held in FAR are not monetized at or near the current book values ascribed to them, our financial condition and results of operations would be adversely affected, and our ability to successfully pursue our business goals could be adversely affected.  Additionally, because a majority of these assets are nonaccrual and otherwise do not generate income on a regular basis, we do not expect to generate significant revenue or income with respect to these assets until such time as an asset is monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate.  Accordingly, we expect our revenues and results of operations to vary significantly on a quarterly basis and from year to year.

BBX Capital Corporation

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

BBX Capital Corporation

Signatures

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBX Capital Corporation

August 14, 2012	By	/s/ Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/
Chairman/President

August 14, 2012	By:	/s/ John K. Grelle
Date		John K. Grelle
Executive Vice President,
Chief Financial Officer

BBX Capital Corporation