Form 10-Q
period 2012-09-30
BBX CAPITAL CORP
filed 2012-11-15
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] YES   [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Title of Each Class	Outstanding at November 9, 2012
Class A Common Stock, par value $0.01 per share	15,577,464
Class B Common Stock, par value $0.01 per share	195,045

TABLE OF CONTENTS
		Page
Part I.	FINANCIAL INFORMATION

Reference

Item 1.	Financial Statements	3-46

	Consolidated Statements of Financial Condition - September 30, 2012	3
	and December 31, 2011 - Unaudited
		4
	Consolidated Statements of Operations - For the Three and Nine Months
	Ended September 30, 2012 and 2011 - Unaudited

	Consolidated Statements of Comprehensive (Loss) Income - For the Three and	5
	Nine Months Ended September 30, 2012 and 2011 - Unaudited

	Consolidated Statements of Equity (Deficit) - For the Three and	6
	Nine Months Ended September 30, 2012 and 2011 - Unaudited

	Consolidated Statements of Cash Flows - For the Nine Months Ended	7
	September 30, 2012 and 2011

	Notes to Consolidated Financial Statements - Unaudited	8-46

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	47-67

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	67-68

Item 4.	Controls and Procedures	68

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors	69

Item 5.	Other Information	69

Item 6.	Exhibits	71

	Signatures	72

BBX CAPITAL CORPORATION AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

	September 30,	December 31,
(In thousands, except share data)	2012	2011
ASSETS
Cash and interest bearing deposits in banks (Cash of $5,044 in VIE as of 9/30/2012)	$38,885	770,292
Securities available for sale, at fair value	-	46,435
Tax certificates, net of allowance of $3,739 and $7,488 ($4,232, net of allowance of $3,739 in VIE as of 9/30/12)	4,232	46,488
Loans held for sale ($20,349 in VIE at 9/30/2012)	33,601	55,601
Loans receivable, net of allowance for loan losses of $6,595 and $129,887 ($259,092, net of allowance of $4,783 in VIE at 9/30/2012)	308,034	2,448,203
Accrued interest receivable ($1,771 in VIE at 9/30/2012)	1,771	18,432
Real estate owned ($22,577 in VIE at 9/30/2012)	92,263	87,174
Real estate held for sale	3,612	3,898
Office properties and equipment, net	1,147	139,165
Other assets ($3,221 in VIE at 9/30/2012)	4,809	8,221
Investments in unconsolidated companies	-	10,106
Federal Home Loan Bank ("FHLB") stock, at cost which approximates fair value	-	18,308
Goodwill	-	13,081
Prepaid FDIC deposit insurance assessment	-	12,715
Total assets	488,354	3,678,119
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
BB&T preferred interest in FAR, LLC ($208,986 in VIE at 9/30/2012)	208,986	-
Other liabilities ($14,305 in VIE at 9/30/2012)	24,639	55,848
Deposits	-	3,280,083
Subordinated debentures	-	22,000
Junior subordinated debentures	-	337,114
Total liabilities	233,625	3,695,045
Commitments and contingencies (Note 11)
Stockholders' Equity (Deficit):
Preferred stock, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Class A common stock, $.01 par value, authorized 25,000,000
shares; issued and outstanding 15,577,464 and 15,434,564 shares	155	154
Class B common stock, $.01 par value, authorized 1,800,000
shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	330,717	329,995
Accumulated deficit	(76,145)	(326,692)
Accumulated other comprehensive loss	-	(20,385)
Total stockholders' equity (deficit)	254,729	(16,926)
Total liabilities and stockholders' equity (deficit)	$488,354	3,678,119

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except share and per share data)	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Interest income:	2012	2011	2012	2011
Interest and fees on loans	$4,152	9,155	19,774	32,123
Interest on tax certificates	79	-	79	-
Interest and dividends on taxable securities	5	1	5	38
Total interest income	4,236	9,156	19,858	32,161
Interest expense:
BB&T's priority return in FAR distributions	1,040	-	1,040	-
Interest on subordinated debentures	1,402	3,899	9,695	11,537
Total interest expense	2,442	3,899	10,735	11,537
Net interest income	1,794	5,257	9,123	20,624
Provision for (recovery from) loan losses	257	13,892	(1,135)	25,032
Net interest income after
provision for loan losses	1,537	(8,635)	10,258	(4,408)
Non-interest income:
Income from unconsolidated companies	42	482	281	1,295
Securities activities, net	22	-	22	(1,500)
Gain (loss) on sale of loans	-	-	3	(89)
Other	133	12	229	31
Total non-interest income	197	494	535	(263)
Non-interest expense:
Employee compensation and benefits	6,669	5,322	16,197	17,148
Occupancy and equipment	627	2,456	4,486	8,192
Advertising and promotion	92	159	375	417
Professional fees	1,843	2,875	11,279	5,661
(Recoveries) on assets held for sale	-	-	(1,165)	-
Impairments on loans held for sale	638	156	1,097	1,538
Impairment of real estate owned	768	2,922	4,302	10,436
Other	2,001	1,031	6,657	6,898
Total non-interest expense	12,638	14,921	43,228	50,290
Loss from continuing operations
before income taxes	(10,904)	(23,062)	(32,435)	(54,961)
Benefit for income taxes	(4,206)	(4,422)	(12,512)	(16,925)
Loss from continuing operations	(6,698)	(18,640)	(19,923)	(38,036)
Discontinued operations
Income from discontinued operations (including gain on disposal of $290,642)	290,227	11,146	285,243	43,559
Provision for income taxes	6,467	4,300	14,773	16,803
Income from discontinued operations	283,760	6,846	270,470	26,756
Net income (loss)	277,062	(11,794)	250,547	(11,280)
Less: net loss (income) attributable to non-controlling interest	-	254	-	(331)
Net income (loss) attributable to
BBX Capital Corporation	277,062	(11,540)	250,547	(11,611)
Basic earnings (loss) per share
Continuing operations	$(0.43)	(1.18)	(1.27)	(2.79)
Discontinued operations	18.02	0.44	17.23	1.95
Basic earnings (loss) per share	$17.59	(0.74)	15.96	(0.84)
Diluted earnings (loss) per share
Continuing operations	$(0.43)	(1.18)	(1.27)	(2.79)
Discontinued operations	18.02	0.44	17.23	1.95
Diluted earnings (loss) per share	$17.59	(0.74)	15.96	(0.84)
Basic weighted average number
of common shares outstanding	15,748,113	15,626,874	15,702,660	13,754,966
Diluted weighted average number
of common and common
equivalent shares outstanding	15,748,113	15,626,874	15,702,660	13,754,966

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME - UNAUDITED

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except share and per share data)	2012	2011	2012	2011
Net income (loss)	$277,062	(11,794)	250,547	(11,280)

Other comprehensive income (loss), net of tax:
Unrealized (loss) on securities available for sale	(75)	(359)	(659)	(617)
Provision for income taxes	-	-	-	-
Unrealized (loss) on securities available for sale, net of tax	(75)	(359)	(659)	(617)
Reclassification adjustments:
Net realized loss from settlement of defined benefit plan (less income tax benefit of $2,222)	22,428	-	22,428	-
Net realized (gain) on securities available for sale (less income tax benefit of $39, $0, $39 and $0)	(1,384)	(6,959)	(1,384)	(6,959)
Reclassification adjustments	21,044	(6,959)	21,044	(6,959)
Other comprehensive income (loss), net of tax	20,969	(7,318)	20,385	(7,576)
Comprehensive income (loss)	298,031	(19,112)	270,932	(18,856)
Less: comprehensive (loss) income attributable to noncontrolling interest	-	(254)		331
Total comprehensive income (loss) attributable to
BBX Capital Corporation	$298,031	(18,858)	270,932	(19,187)

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 - UNAUDITED

				Accumulated
		Additional		Other	BBX Capital	Non-
	Common	Paid-in	(Accumulated	Comprehensive	Corporation	Controlling	Total
(In thousands)	Stock	Capital	Deficit)	Loss	Equity	Interest	Equity
BALANCE, DECEMBER 31, 2010	$125	317,863	(297,615)	(6,088)	14,285	458	14,743
Net loss	-	-	(11,611)	-	(11,611)	331	(11,280)
Other comprehensive loss	-	-	-	(7,576)	(7,576)	-	(7,576)
Non-controlling interest distributions	-	-	-	-	-	(724)	(724)
Issuance of Class A Common Stock	31	10,970	-	-	11,001	-	11,001
Share based compensation expense	-	957	-	-	957	-	957
BALANCE, SEPTEMBER 30, 2011	$156	329,790	(309,226)	(13,664)	7,056	65	7,121
BALANCE, DECEMBER 31, 2011	$156	329,995	(326,692)	(20,385)	(16,926)	-	(16,926)
Net income	-	-	250,547	-	250,547	-	250,547
Other comprehensive income	-	-	-	20,385	20,385	-	20,385
Share based compensation expense	1	722	-	-	723	-	723
BALANCE, September 30, 2012	$157	330,717	(76,145)	-	254,729	-	254,729

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Nine Months
	Ended September 30,
(In thousands)	2012	2011
Net cash provided by operating activities	$14,379	58,405
Investing activities:
Proceeds from redemption of tax certificates	25,660	52,161
Purchase of investment securities and tax certificates	(2,073)	(21,604)
Proceeds from maturities of securities available for sale	13,916	247,602
Proceeds from maturities of interest bearing deposits	5,655	34,003
Proceeds from sales of securities available for sale	32	90,979
Redemptions of FHLB stock	9,980	18,334
Net repayments of loans	322,050	306,259
Proceeds from the sales of loans
transferred to held for sale	1,000	27,793
Additions to real estate owned	(2,501)	-
Proceeds from sales of real estate owned	24,944	21,485
Purchases of office property and equipment	(343)	(1,623)
Proceeds from the sale of office properties
and equipment	1,168	1,287
Net cash outflow from sale of BankAtlantic	(1,191,617)	-
Net cash outflow from sale of Tampa branches	-	(257,255)
Net cash (used in) provided by investing activities	(792,129)	519,421
Financing activities:
Net increase (decrease) in deposits	178,831	(247,584)
Net repayments of FHLB advances	-	(170,020)
BB&T preferred interest in FAR distributions	(76,014)	-
Payment of TruPS deferred interest	(51,314)	-
Decrease in short-term borrowings	-	(21,804)
Net proceed from the issuance of Class A common stock	-	11,001
Noncontrolling interest distributions	-	(724)
Net cash provided by (used in) financing activities	51,503	(429,131)
(Decrease) increase in cash and cash equivalents	(726,247)	148,695
Cash and cash equivalents at the beginning of period	764,636	507,908
Change in cash and cash equivalents held for sale	-	5,850
Cash and cash equivalents at end of period	$38,389	662,453

Cash paid (received) for:
Interest on borrowings and deposits	$60,767	12,918
Income tax payments (refund)	(1,053)	84
Supplementary disclosure of non-cash investing and
financing activities:
Assumption of TruPS obligation by BB&T	285,000	-
Loans and tax certificates transferred to REO	30,994	49,188
Loans receivable transferred to loans held-for-investment	14,185	-
Loans receivable transferred to loans held-for-sale	35,209	62,208

See Notes to Consolidated Financial Statements - Unaudited

BBX Capital Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.  Presentation of Interim Financial Statements

Basis of Financial Statement Presentation – BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries may also be referred to as “the Company”, “we”, “us,” or “our” in the notes to the consolidated financial statements. BBX Capital Corporation (the “Parent Company” or “BBX”) was organized under the laws of the State of Florida in 1994. BBX’s principal asset until July 31, 2012 was its investment in BankAtlantic and its subsidiaries (“BankAtlantic”).  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida and provided traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida.  On July 31, 2012, BBX completed its previously announced sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described herein are collectively referred to as the “Transaction”).  Following the Transaction with BB&T, BBX requested and received approval from the Federal Reserve for deregistration as a savings and loan holding company effective August 31, 2012. As such, BBX is no longer subject to regulation by the Federal Reserve or restrictions applicable to a savings and loan holding company.

On November 1, 2011, the Company entered into a definitive agreement to sell BankAtlantic to BB&T, this agreement was amended on March 13, 2012 (“the Agreement”).  The Agreement was amended to, among other things, provide for the assumption by BB&T of the Company’s $285.4 million in principal amount of outstanding trust preferred securities (“TruPS”) obligations.  At the closing of the Transaction, BB&T assumed the obligations with respect to the Company’s outstanding TruPS, and the Company paid BB&T approximately $51.3 million, representing all accrued and unpaid interest on the TruPS through closing.  The Company also paid approximately $2.3 million for certain legal fees and expenses with respect to the now resolved TruPS-related litigation brought in the Delaware Chancery Court against the Company by holders of the TruPS and certain trustees.    The Company funded the TruPS accrued interest and the TruPS related legal fees and expenses with proceeds received in the Transaction.

Pursuant to the terms of the Agreement, prior to the closing of the Transaction, BankAtlantic formed two subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”).  BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and real estate owned that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million as of July 31, 2012 (the date the BB&T transaction was consummated).  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to the Company.  At the closing of the Transaction, the Company transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of the Company’s outstanding TruPS obligations, as described in further detail below. The Company continues to hold the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company agreement of FAR, which was entered into by the Company and BB&T at the closing, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and the Company will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. The Company entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years. BB&T’s preferred interest in FAR as of September 30, 2012 was reduced to $209 million.

Prior to the closing of the Transaction, BankAtlantic contributed to CAM certain non-performing commercial loans, commercial real estate owned and previously written-off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $125 million as of July 31, 2012.  CAM assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $82 million in cash to CAM.  Prior to the closing of the Transaction, BankAtlantic distributed all of the membership interests in CAM to the Company.  CAM remains a wholly-owned subsidiary of the Company.  CAM distributed the $82 million of cash to the Company and the Company used $51.3 million of the cash to pay BB&T for the accrued and unpaid interest on the TruPS through closing.

BBX Capital Corporation

BB&T made a cash payment in connection with the closing of the Transaction of approximately $6.4 million to the Company  which was based on a deposit premium of $315.9 million and the net asset value of BankAtlantic as of June 30, 2012. The deposit premium and BankAtlantic’s net asset value were  calculated pursuant to the terms of the Agreement, including, with respect to the net asset value of BankAtlantic, after giving effect to the asset contributions and membership interest distributions by BankAtlantic to the Company.

BankAtlantic’s community banking, investment, capital services and tax certificate reporting units are reflected as “Discontinued Operations” in the Company’s unaudited Consolidated Statements of Operations for all periods presented.  The Company is continuing to service and manage and may originate commercial loans following the sale of BankAtlantic to BB&T. As a result, the operations for the Commercial Lending reporting unit are included in the Company’s unaudited Consolidated Statement of Operations as continuing operations for all periods presented.  The assets and liabilities transferred to BB&T were not reclassified to assets and liabilities held for sale in the Company’s Consolidated Statement of Financial Condition as of December 31, 2011.  The Consolidated Statement of Stockholders’ Equity (Deficit), Consolidated Statements of Comprehensive Income (Loss)  and Consolidated Statement of Cash Flows remain unchanged from prior period historical presentation for all periods presented.  Additionally, pursuant to the Agreement, the Company agreed to transfer to BB&T certain assets and liabilities associated with its Commercial Lending reporting unit.    The Company retained certain assets and liabilities associated with the disposed reporting units and these assets and liabilities, together with all other assets and liabilities retained by the Company in the Transaction, are included in the Company’s Consolidated Statement of Financial Condition in their respective line items as of September  30, 2012.

The Company’s consolidated financial statements have been prepared on a going concern basis, which reflects the realization of assets and the repayments of liabilities in the normal course of business.

Included in cash and due from banks in the Company’s Consolidated Statement of Financial Condition as of September 30, 2012 and December 31, 2011 was $0.5 million and $5.7 million, respectively, of time deposits with other banks. These time deposits had original maturities of greater than 90 days and accordingly are not considered cash equivalents.

All significant inter-company balances and transactions have been eliminated in consolidation.  Throughout this document, the term “fair value” in each case is an estimate of fair value as discussed herein.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of the Company's consolidated financial condition at September  30, 2012, the consolidated results of operations and consolidated statement of comprehensive income (loss) for the three and nine months ended September  30, 2012 and 2011, and the consolidated stockholders' equity (deficit) and cash flows for the nine months ended September  30, 2012 and 2011.  The results of operations for the three and nine months ended September  30, 2012 are not necessarily indicative of results of operations that may be expected for the year ended December 31, 2012.  The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2012.

2.  Discontinued Operations

BankAtlantic’s five reporting units each reflect a component of the BankAtlantic entity and each is the lowest level for which cash flows can be clearly distinguished, operationally and for financial reporting purposes.  These five components are Community Banking, Commercial Lending, Tax Certificates, Investments, and Capital Services.   Based on the Agreement with BB&T, the Company determined that its Community Banking, Investments, Capital Services and Tax Certificates reporting units should be treated as discontinued operations.  The Company sold all operations and the majority of the assets and liabilities of these discontinued reporting units to BB&T on July 31, 2012.  Management does not intend to continue in any material respect any activities of or have any continuing involvement with these reporting units.  Although certain assets of the Commercial Lending reporting unit were sold to BB&T, the Company intends to continue Commercial Lending reporting unit activities resulting in the Company including the Commercial Lending reporting unit in continuing operations in the Company’s Statements of Operations.

BBX Capital Corporation

Pursuant to the Agreement, FAR will retain in addition to certain assets associated with the Company’s continuing Commercial Lending reporting unit, certain assets and liabilities that were associated with the Company’s disposed reporting units (Community Banking, Tax Certificates, Investments, and Capital Services reporting units). The Company determined that the ongoing cash flows of the disposed reporting units were not significant relative to the historical cash flows from the activities of each reporting unit; therefore, the income and expenses associated with the disposed reporting units are reported  in discontinued operations for each period presented.  The carrying value of the disposed reporting units’ net assets transferred to FAR were $112 million as of July  31, 2012.    The assets held by FAR are expected to be monetized in accordance with the terms of such assets or through orderly transactions over a seven year period or longer provided BB&T’s preferred interest is repaid within such seven-year period.  Ninety-five percent of the cash flows from these assets net of operating expenses and a stated preferred return will be applied toward the ongoing repayment of BB&T’s preferred interest in FAR.

            The gain on the sale of BankAtlantic to BB&T, which is included in the Company’s Consolidated Statements of Operations in “Discontinued operations” for the three and nine months ended September 30, 2012, was as follows (in thousands):

Investment in BankAtlantic	$306,302
Reduction in other comprehensive loss	(18,124)
Carrying amount of BankAtlantic's net assets	288,178
Stay bonuses	1,300
Transaction costs	(5,000)
Cash consideration	6,433
Other	(269)
Gain on sale of BankAtlantic	$290,642

(1)  The investment in BankAtlantic represents BankAtlantic’s stockholder’s equity as of July 31, 2012 after giving effect to the transfer of CAM and FAR to BBX.

Included in the carrying amount of BankAtlantic was $2.0 million of unrealized holding gains on securities available for sale and $20.2 million of defined benefit pension plan losses deferred in BankAtlantic’s other comprehensive income.  Also included in the gain on the sale of BankAtlantic was $1.0 million of stay bonuses paid by BBX and reimbursed by BB&T,  to key employees of BankAtlantic for pre-acquisition services.

            As a consequence of the sale of BankAtlantic, the Company’s stockholders’ equity increased by $308.8 million representing a  $290.6 million gain on the sale of BankAtlantic and an $18.2 million reduction in accumulated other comprehensive loss.

BBX Capital Corporation

The cash consideration received by BBX for the sale of BankAtlantic’s stock upon the consummation of the Transaction as of July 31, 2012 was as follows (in thousands):

Deposit premium	$315,900
BankAtlantic net asset value:
BankAtlantic stockholder's equity
before distribution of FAR and CAM	280,058
Distribution of FAR	(384,140)
Distribution of CAM	(205,385)
BankAtlantic net asset value (1)	(309,467)
Cash consideration	$6,433
Pre-acquisition stay bonuses reimbursed by BB&T	$983

(1)  BankAtlantic net asset value was calculated as of June 30, 2012  after giving effect to the contribution to BankAtlantic of small business loans with a carrying value of $10.7 million in exchange for commercial loans with a carrying value of $7.5 million which were initially designated to be contributed to BankAtlantic and were instead retained by FAR.

The consolidated net cash outflows associated with the sale of BankAtlantic were as follows (in thousands):

BankAtlantic assets sold:
Tax certificates	$16,630
Loans receivable	1,792,026
Securities available for sale	29,781
Office properties and equipment	129,025
Other assets	60,113
Total assets sold	2,027,575
BankAtlantic liabilities assumed:
Deposits	(3,458,914)
Subordinated debentures	(22,000)
Other liabilities	(28,920)
Total liabilities assumed	(3,509,834)
Gain on sale of BankAtlantic	290,642
Net cash outflows from sale of BankAtlantic	$(1,191,617)

The income  from Community Banking, Investments, Capital Services and Tax Certificates reporting units included in discontinued operations and the gain on the sale of BankAtlantic in the Company’s Statement of Operations was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Net interest income	$5,235	21,023	37,384	65,849
Provision for loan losses	1,865	4,010	18,383	31,391
Net interest income after
provision for loan losses	3,370	17,013	19,001	34,458
Gain on sale of BankAtlantic	290,642	-	290,642	-
Total non-interest income	4,978	24,982	37,234	107,121
Total non-interest expense	8,763	30,849	61,634	98,020
Income from operations of
discontinued operations	290,227	11,146	285,243	43,559
Provision for income taxes	6,467	4,300	14,773	16,803
Income from discontinued operations	$283,760	6,846	270,470	26,756

BBX Capital Corporation

            Pursuant to the Transaction, BB&T assumed the obligations with respect to the Company’s outstanding TruPS, and the Company paid BB&T approximately $51.3 million, representing all accrued and unpaid interest on the TruPS through closing.

3.  Variable Interest Entity - FAR

In consideration for BB&T assuming the Company’s $285.4 million in principal amount of TruPS,  BB&T  received from the Company at the closing of the Transaction a 95% preferred membership interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum.  At that time, BBT’s interest in FAR will terminate, and the Company, which initially holds a 5% preferred membership interest in the net cash flows of FAR, will thereafter be entitled to any and all residual proceeds. FAR’s assets are expected to be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. The Company provided BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery within seven years of the $285 million preference amount.  At September 30, 2012, BB&T’s preferred interest in FAR was reduced to approximately $209 million.

The Company’s variable interests in FAR include its 5%  preferred membership interest in the cash flows of FAR, rights to all residual cash flows and the incremental $35 million guarantee issued to BB&T.  The Company also services approximately $45 million of FAR commercial loans and  has a  right of first refusal to acquire certain FAR commercial loans. It can also purchase certain commercial loans on a basis established  in FAR’s operating agreement.

The Company analyzed FAR’s amended and restated limited liability agreement and determined that it was the primary beneficiary and therefore should consolidate FAR in its financial statements. This conclusion  was based primarily on the determination that the Company has the obligation to absorb losses and the right to receive any appreciation of the assets of FAR through its rights to the residual returns of FAR and its obligation under the incremental $35 million guarantee to BB&T assuring the repayment of BB&T’s preferred interest in FAR.  Also contributing to the Company’s determination that it was the primary beneficiary of FAR was its ability to direct the activities relating to the commercial loans that it services,  its ability to purchase certain commercial loans  and its right of first refusal in connection with the disposition of certain commercial loans.

BB&T’s preferred equity interest in FAR only entitles it to $285 million preference amount plus the priority return.  Based on the amended and restated limited liability agreement, FAR is required to make quarterly distributions or more frequently as approved by FAR’s Board of Managers, of excess cash flows from its operations and the orderly disposition of its assets to redeem the preferred equity interests in FAR.  As such, the Class A units are considered mandatorily redeemable and are reflected as debt obligations in the Company’s Consolidated Statement of Financial Condition and the priority return is considered interest expense in the Company’s Consolidated Statements of Operations.

The activities of FAR are governed by the amended and restated limited liability agreement which grants the Board of Managers board authority over FAR.  The Board has four members, two members elected by the Company and two members elected by BB&T.  The approval of an issue before the Board requires three of the members’ approval.  BB&T members will resign from the Board upon the redemption of its preferred interest in FAR.

BBX Capital Corporation

The carrying amount of the assets and liabilities of FAR and the classification of these assets and liabilities in the Company’s Statement of Financial Condition was as follows (in thousands):

September 30,
2012
Cash and due from banks	$5,044
Tax certificates	4,232
Loans held for sale	20,349
Loans receivable	259,092
Real estate owned	22,577
Accrued interest receivable	1,771
Other assets (1)	3,221
Total assets	$316,286
BB&T preferred interest in FAR	$208,986
Other liabilities	14,305
Total liabilities	$223,291

(1) Other assets consisted of a receivable from BB&T associated with net cash inflows from FAR’s assets for the one month ended September 30, 2012. Also included in other assets in the Company’s Consolidated Statement of Financial Condition was $0.6 million receivable from BB&T associated with the net cash inflows from CAM assets for the one month ended September 30, 2012.

Until BB&T’s preference amount is repaid, the proceeds from the monetization of FAR’s assets are restricted to  payments of expenses, including the priority return and estimated working capital requirements of FAR, and the repayment of FAR’s preferred membership interests. FAR anticipates making quarterly distributions.  As such, the Company will receive 5% of the net cash flows from the monetization of FAR’s assets, net of expenses and the priority return.   The Company anticipates that FAR will finance its activities through revenues from principal and interest payments received and the monetization of its assets.

The Company’s maximum loss exposure in FAR if all of FAR’s asset were deemed worthless would have been  $128 million as of September 30, 2012, consisting of $93 million of net assets plus the $35 million incremental guarantee.

4.  Liquidity Considerations

            BBX and CAM had cash balances of $33.8 million and current liabilities of $10.3 million as of September 30, 2012.  In connection with the consummation of the Transaction on July 31, 2012, BBX received net cash proceeds of approximately $29.0 million, consisting of a $6.4 million cash payment from BB&T and approximately $22.5 million of cash held in CAM, net of transaction costs, trustee fees and costs associated with the TruPS related litigation and payments to BB&T of accrued and unpaid TruPS interest.  BBX liquidity is primarily dependent upon the repayments of loans, sales of real estate, and funds paid to it based on its 5% preferred interest in FAR.  Based on current and expected liquidity needs and sources, the Company expects to be able to meet its liquidity needs over the next 12 months.

BBX Capital Corporation

5.  Fair Value Measurement

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

There were no assets measured at fair value on a recurring basis in the Company’s financial statements as of September 30, 2012.  There were no recurring liabilities measured at fair value in the Company’s financial statements as of September  30, 2012 or December 31, 2011.

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

Equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2) with inputs obtained from independent pricing sources, if available.  We also obtain non-binding broker quotes to validate fair values obtained from matrix pricing. We also invested in private limited partnerships that do not have readily determinable fair values.  We use the net asset value per share as provided by the partnership to estimate the fair value of these investments.  The net asset value of the partnership is a Level 2 input since we have the ability to require the redemption of our investment at its net asset value.

BBX Capital Corporation

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2012 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant	Total
		for Identical	Other Observable	Unobservable	Impairments (1)
	September 30,	Assets	Inputs	Inputs	For the Nine
Description	2012	(Level 1)	(Level 2)	(Level 3)	Months Ended
Loans measured for
impairment using the fair value
of the underlying collateral	$60,492	-	-	60,492	4,869
Impaired real estate owned	36,494	-	-	36,494	4,302
Impaired loans held for sale	16,559	-	-	16,559	1,097
Total	$113,545	-	-	113,545	10,268

(1)	Total impairments represent the amount losses recognized during the nine months ended September 30, 2012 on assets that were held and measured at fair value as of September 30, 2012.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of September 30, 2012	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)
Loans measured for
impairment using the fair value
of the underlying collateral	$60,492	Fair Value of Property	Appraisal	$0.3 - 4.6 million (3.4 million)
Impaired real estate owned	36,494	Fair Value of Property	Appraisal	$0.1 - 7.8 million (2.6 million)
Impaired loans held for sale	16,559	Fair Value of Collateral	Appraisal	$0.3 - 4.3 million (2.4 million)
Total	$113,545

(1)  Range and average appraised values were reduced by costs to sell.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2011 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant	Total
		for Identical	Other Observable	Unobservable	Impairments (1)
	September 30,	Assets	Inputs	Inputs	For the Nine
Description	2011	(Level 1)	(Level 2)	(Level 3)	Months Ended
Loans measured for
impairment using the fair value
of the underlying collateral	$244,765	-	-	244,765	33,641
Impaired loans held for sale	39,110	-	-	39,110	6,190
Impaired real estate held for sale	4,145		-	4,145	353
Impaired real estate owned	72,601	-	-	72,601	12,294
Total	$360,621	-	-	360,621	52,478

BBX Capital Corporation

(1)  Total impairments represent the amount recognized during the nine months ended September 30, 2011 on assets that were measured at fair value as of September 30, 2011.

There were no material liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of September 30, 2012 and December 31, 2011.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell. The Company primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and we may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, we use our judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the calculation of the fair value of the collateral are considered Level 3 inputs. The Company generally recognizes impairment losses based on third party broker price opinions or automated valuation services to obtain the fair value of the collateral less cost to sell when impaired homogenous loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discounts rates and foreclosure timeframes and exposure periods.  The fair value of our loans may significantly increase or decrease based on changes in property values as our loans are primarily real estate loans.

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

BBX Capital Corporation

Financial Disclosures about Fair Value of Financial Instruments

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount		Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	September 30,	September 30,	Assets	Inputs	Inputs
Description	2012	2012	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing
deposits in other banks	$38,885	38,885	38,885	-	-
Tax certificates	4,232	3,594	-	-	3,594
Loans receivable including loans held for sale, net	341,635	336,590	-	-	336,590
Financial liabilities:
BB&T preferred interest in FAR	208,986	208,986	-	-	208,986

BBX Capital Corporation

	December 31, 2011
	Carrying	Fair
(in thousands)	Amount	Value
Financial assets:
Cash and interest bearing
deposits in other banks	$770,292	770,292
Securities available for sale	46,435	46,435
Tax certificates	46,488	45,562
Federal home loan bank stock	18,308	18,308
Loans receivable including loans
held for sale, net	2,503,804	2,317,144
Financial liabilities:
Deposits	3,280,083	3,279,562
Subordinated debentures	22,000	21,989
Junior subordinated debentures	337,114	226,991

Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments and management has derived the fair value of the majority of these financial instruments using the income approach technique with Level 3 unobservable inputs. Management estimates used in its net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. The Company’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.  As such, the Company may not receive the estimated value upon sale or disposition of the asset or pay the estimated value upon disposition of the liability in advance of its scheduled maturity.

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

BB&T preferred interest in FAR securities are considered adjustable rate debt securities.  The fair value of these securities is calculated using the income approach with Level 3 inputs.  The fair value of these securities was obtained by discounting forecasted cash flows by risk adjusted market interest rate spreads to the LIBOR swap curve.  The market spreads were obtained from reference data in the secondary institutional market place.

The fair value of FHLB stock is its carrying amount as the FHLB redeems its stock at par.

BBX Capital Corporation

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

            In determining the fair value of all of the Company’s junior subordinated debentures at December 31, 2011, the Company used NASDAQ price quotes available with respect to its $73.5 million of publicly traded trust preferred securities related to its junior subordinated debentures (“public debentures”). However, $263.6 million of the outstanding trust preferred securities related to its junior subordinated debentures were not traded, but were privately held in pools (“private debentures”) and with no liquidity or readily determinable source for valuation. We had deferred the payment of interest as of December 31, 2011 with respect to all of our junior subordinated debentures as permitted by the terms of these securities.  Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may have been subject to a greater discount to par and have a lower fair value than indicated by the public debenture price quotes.  However, due to their private nature and the lack of a trading market, fair value of the private debentures were not readily determinable at December 31, 2011, and as a practical alternative, management used the NASDAQ price quotes of the public debentures to value all of the outstanding junior subordinated debentures whether privately held or public traded.  As such, the private debentures were valued using Level 2 inputs.

BBX Capital Corporation

6.   Securities Available for Sale

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

During the three months ended September 30, 2012, the Company sold equity securities available for sale for gross proceeds of $32,000 recognizing a $22,000 gain included in securities activities, net in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2012.  There were no securities available for sale outstanding as of September 30, 2012.

BBX Capital Corporation

7.  Loans Receivable

The loan disclosures in this note as of September 30, 2012 include loans in the Company’s asset workout subsidiary and the loans transferred to FAR and to CAM in connection with the Transaction (“Retained Loans”).    The loan disclosures as of December 31, 2011 include the Retained Loans and the loans that were transferred to BB&T in connection with the Transaction.

The loan portfolio consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Commercial non-real estate	$11,735	118,145
Commercial real estate:
Residential	60,188	104,593
Land	3,496	24,202
Owner occupied	8,089	86,809
Other	151,522	464,902
Small Business:
Real estate	-	184,919
Non-real estate	-	99,835
Consumer:
Consumer - home equity	18,918	545,908
Consumer other	30	10,704
Deposit overdrafts	-	1,971
Residential:
Residential-interest only	21,276	375,498
Residential-amortizing	39,140	558,026
Total gross loans	314,394	2,575,512
Adjustments:
Premiums, discounts and net deferred fees	235	2,578
Allowance for loan losses	(6,595)	(129,887)
Loans receivable -- net	$308,034	2,448,203
Loans held for sale	$33,601	55,601

Loans held for sale - Loans held for sale as of September 30, 2012 consisted of $14.5 million of commercial real estate loans and $19.1 million of small business loans.  Subsequent to the sale of BankAtlantic to BB&T, management evaluated its loan portfolio and transferred its entire portfolio of small business loans to loans held for sale and transferred $14.2 million of residential loans previously held for sale to loans held for investment.  Loans held for sale are reported at the lower of cost or fair value. The Company charged down its small business loans by $1.3 million and reduced its allowance for loan losses by $1.1 million upon the transfer of its small business loans to loans held for sale.  Loans held for sale as of December 31, 2011 consisted of $35.8 million of commercial real estate loans and $19.8 million of residential loans. The Company transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  The Company transfers loans previously held for sale to loans held for investment at the lower of cost or fair value on the transfer date.

BBX Capital Corporation

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable and loans held for sale was (in thousands):

	September 30,	December 31,
Loan Class	2012	2011
Commercial non-real estate	$6,620	19,172
Commercial real estate:
Residential	62,452	71,719
Land	12,887	14,839
Owner occupied	3,141	4,168
Other	58,508	123,396
Small business:
Real estate	1,885	10,265
Non-real estate	593	1,751
Consumer	8,533	14,134
Residential:
Interest only	19,898	33,202
Amortizing	32,774	52,653
Total nonaccrual loans	$207,291	345,299

An age analysis of the past due recorded investment in loans receivable and loans held for sale as of September 30, 2012 and December 31, 2011 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
September 30, 2012	Past Due	Past Due	or More	Past Due	Current	Receivable
Commercial non-real estate	$1,952	-	4,668	6,620	5,115	11,735
Commercial real estate:
Residential	-	-	53,744	53,744	10,304	64,048
Land	-	-	12,888	12,888	-	12,888
Owner occupied	-	-	1,861	1,861	7,508	9,369
Other	-	-	32,560	32,560	118,863	151,423
Small business:
Real estate	786	-	1,173	1,959	11,622	13,581
Non-real estate	6	-	-	6	5,600	5,606
Consumer	350	814	8,218	9,382	9,695	19,077
Residential:
Residential-interest only	-	397	19,592	19,989	1,286	21,275
Residential-amortizing	-	964	30,224	31,188	8,040	39,228
Total	$3,094	2,175	164,928	170,197	178,033	348,230

BBX Capital Corporation

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2011	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	2,248	13,292	15,540	102,605	118,145
Commercial real estate:
Residential	-	-	44,633	44,633	64,134	108,767
Land	681	-	14,839	15,520	18,070	33,590
Owner occupied	2,008	-	4,031	6,039	82,102	88,141
Other	-	5,467	47,841	53,308	431,399	484,707
Small business:
Real estate	2,089	372	9,449	11,910	173,009	184,919
Non-real estate	-	462	76	538	99,187	99,725
Consumer	5,339	3,996	14,134	23,469	538,569	562,038
Residential:
Residential-interest only	2,656	3,488	32,317	38,461	343,958	382,419
Residential-amortizing	3,968	4,513	48,189	56,670	514,570	571,240
Total	$16,741	20,546	228,801	266,088	2,367,603	2,633,691

(1)  Includes an $80,000 commercial loan that was past due greater than 90 days and still accruing.

BBX Capital Corporation

The activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2012 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$800	4,383	1,326	407	237	7,153
Charge-off :	(1,376)	(558)	(1,619)	(615)	(1,091)	(5,259)
Recoveries :	421	2,992	155	40	700	4,308
Provision for (recovery from):	2,084	(3,371)	306	896	342	257
Discontinued operations
provision:	-	70	(168)	63	171	136
Ending balance	$1,929	3,516	-	791	359	6,595
Ending balance individually
evaluated for impairment	$1,490	1,586	-	-	-	3,076
Ending balance collectively
evaluated for impairment	439	1,930	-	791	359	3,519
Total	$1,929	3,516	-	791	359	6,595
Loans receivable:
Ending balance individually
evaluated for impairment	$6,620	176,383	-	8,010	38,904	229,917
Ending balance collectively
evaluated for impairment	$5,115	46,912	-	10,938	21,512	84,477
Total	$11,735	223,295	-	18,948	60,416	314,394
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to loans held for sale	$-	-	19,069	-	-	19,069
Transfer from loans held for sale	$-	-	-	-	14,185	14,185

BBX Capital Corporation

The activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$11,017	68,054	9,853	24,999	23,720	137,643
Charge-offs:	(7,563)	(6,422)	(2,321)	(6,555)	(3,489)	(26,350)
Recoveries :	1	21	316	644	543	1,525
Provision :	7,770	6,122	-	-	-	13,892
Discontinued operations
provision:	-	-	109	3,858	42	4,009
Ending balance	$11,225	67,775	7,957	22,946	20,816	130,719
Ending balance individually
evaluated for impairment	$9,791	49,380	821	1,519	5,661	67,172
Ending balance collectively
evaluated for impairment	1,434	18,395	7,136	21,427	15,155	63,547
Total	$11,225	67,775	7,957	22,946	20,816	130,719
Loans receivable:
Ending balance individually
evaluated for impairment	$20,989	280,082	18,956	27,167	64,390	411,584
Ending balance collectively
evaluated for impairment	$93,973	434,168	263,148	547,818	922,776	2,261,883
Total	$114,962	714,250	282,104	574,985	987,166	2,673,467
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	-	-	-	2,823	2,823
Transfer to loans held for sale	$-	6,242	-	-	-	6,242

BBX Capital Corporation

The activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2012 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$16,407	67,054	7,168	22,554	16,704	129,887
Charge-off :	(15,991)	(53,839)	(3,991)	(8,028)	(12,847)	(94,696)
Recoveries :	861	4,623	425	1,071	1,977	8,957
Provision :	2,549	(5,228)	306	896	342	(1,135)
Transfer to held for sale:	(1,897)	(9,164)	(4,454)	(20,639)	(12,491)	(48,645)
Discontinued operations
Provision:	-	70	546	4,937	6,674	12,227
Ending balance	$1,929	3,516	-	791	359	6,595
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	1,000	-		-	1,000
Transfer to held for sale	$-	-	35,209	-	-	35,209
Transfer from loans held for sale	$-	-	-	-	14,185	14,185

The activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2011 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$10,786	83,859	11,514	32,043	23,937	162,139
Charge-off :	(8,151)	(31,939)	(6,942)	(20,748)	(17,267)	(85,047)
Recoveries :	849	814	829	1,544	1,109	5,145
Provision :	7,741	17,291	-	-	-	25,032
Transfer to held for sale:	-	(2,250)	-	-	(5,690)	(7,940)
Discontinued operations
provision:	-	-	2,556	10,107	18,727	31,390
Ending balance	$11,225	67,775	7,957	22,946	20,816	130,719
Purchases of loans	$-	-	-	-	13,680	13,680
Proceeds from loan sales	$-	27,793	-		15,546	43,339
Transfer to held for sale	$-	37,136	-	-	25,072	62,208

BBX Capital Corporation

As part of the transition of the regulation of OTS savings associations like BankAtlantic to the OCC, the OCC  provided  guidance to thrifts related to their transition to OCC regulatory reporting, which was to be implemented no later than March 31, 2012, including  guidance surrounding specific valuation allowances on collateral dependent loans.  Under OCC guidance, where the appraised value of collateral on a collateral dependent loan was less than the recorded investment of the loan, a charge-off of the amount of the deficiency rather than a specific valuation allowance was now generally required. Management considered the appraisals on its impaired collateral dependent loans, including appraised values and appraisal dates and during the first quarter of 2012, the Company charged down the recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell.  This charge down consisted entirely of the charging off of existing specific valuation allowances.  As  a specific valuation allowance was previously established for these loans, the charge-offs did not impact the provision for loan losses or the net loss during the three months ended March 31, 2012, but  did reduce the Company’s allowance for loan losses and recorded investment in the loans.

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

BBX Capital Corporation

Impaired loans as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	As of September 30, 2012			As of December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$4,339	4,465	1,490	17,792	17,792	15,408
Commercial real estate:
Residential	11,145	20,481	922	64,841	70,780	20,986
Land	-	-	-	5,451	5,451	1,765
Owner occupied	-	-	-	1,715	1,715	100
Other	19,948	19,948	664	130,771	149,742	29,731
Small business:
Real estate	-	-	-	6,499	6,499	85
Non-real estate	-	-	-	1,339	1,339	776
Consumer	-	-	-	15,951	17,502	1,454
Residential:
Residential-interest only	-	-	-	15,441	20,667	2,982
Residential-amortizing	-	-	-	20,554	24,545	3,960
Total with allowance recorded	$35,432	44,894	3,076	280,354	316,032	77,247
With no related allowance recorded:
Commercial non-real estate	$2,281	2,586	-	5,922	5,922	-
Commercial real estate:
Residential	51,840	114,010	-	26,735	71,759	-
Land	12,887	35,967	-	9,388	30,314	-
Owner occupied	4,541	6,719	-	3,882	4,872	-
Other	91,087	132,614	-	63,024	86,052	-
Small business:
Real estate	6,564	7,051	-	10,265	12,007	-
Non-real estate	869	1,665	-	792	1,107	-
Consumer	17,694	21,991	-	9,719	13,246	-
Residential:
Residential-interest only	19,898	34,336	-	17,761	28,042	-
Residential-amortizing	34,399	50,139	-	34,494	45,680	-
Total with no allowance recorded	$242,060	407,078	-	181,982	299,001	-

Commercial non-real estate	$6,620	7,051	1,490	23,714	23,714	15,408
Commercial real estate	191,448	329,739	1,586	305,807	420,685	52,582
Small business	7,433	8,716	-	18,895	20,952	861
Consumer	17,694	21,991	-	25,670	30,748	1,454
Residential	54,297	84,475	-	88,250	118,934	6,942
Total	$277,492	451,972	3,076	462,336	615,033	77,247

BBX Capital Corporation

Average recorded investment and interest income recognized on impaired loans as of September 30, 2012 were (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012		September 30, 2012
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$4,339	-	4,387	29
Commercial real estate:
Residential	11,145	-	12,991	139
Land	-	-	-	-
Owner occupied	-	-	-	-
Other	19,988	221	19,996	658
Small business:
Real estate	-	-	-	-
Non-real estate	-	-	-	-
Consumer	-	-	-	-
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	-	-
Total with allowance recorded	$35,472	221	37,374	826
With no related allowance recorded:
Commercial non-real estate	$2,558	-	2,185	108
Commercial real estate:
Residential	51,791	124	59,559	434
Land	13,086	-	13,807	-
Owner occupied	4,627	28	5,232	72
Other	91,024	558	99,142	1,336
Small business:
Real estate	6,905	96	6,995	290
Non-real estate	2,279	27	2,444	86
Consumer	17,921	75	18,358	223
Residential:
Residential-interest only	20,992	-	21,841	-
Residential-amortizing	35,542	28	37,355	82
Total with no allowance recorded	$246,725	936	266,918	2,631

Commercial non-real estate	$6,897	-	6,572	137
Commercial real estate	191,661	931	210,727	2,639
Small business	9,184	123	9,439	376
Consumer	17,921	75	18,358	223
Residential	56,534	28	59,196	82
Total	$282,197	1,157	304,292	3,457

BBX Capital Corporation

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011		September 30, 2011
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$16,280	35	16,119	220
Commercial real estate:
Residential	80,285	518	84,055	1,432
Land	4,870	-	7,594	-
Owner occupied	945	-	1,938	-
Other	93,735	453	99,475	989
Small business:
Real estate	7,646	-	6,469	-
Non-real estate	1,644	-	1,754	-
Consumer	17,807	-	14,148	-
Residential:
Residential-interest only	12,577	-	18,604	-
Residential-amortizing	15,576	-	17,893	-
Total with allowance recorded	$251,365	1,006	268,049	2,641
With no related allowance recorded:
Commercial non-real estate	$12,823	-	7,517	-
Commercial real estate:
Residential	21,339	87	27,982	387
Land	13,737	-	14,557	-
Owner occupied	5,929	22	4,924	53
Other	81,005	589	80,637	1,700
Small business:
Real estate	9,736	117	11,165	310
Non-real estate	462	11	475	31
Consumer	9,833	106	13,005	319
Residential:
Residential-interest only	21,361	-	17,622	-
Residential-amortizing	34,334	30	31,439	88
Total with no allowance recorded	$210,559	962	209,323	2,888

Commercial non-real estate	$29,103	35	23,636	220
Commercial real estate	301,845	1,669	321,162	4,561
Small business	19,488	128	19,863	341
Consumer	27,640	106	27,153	319
Residential	83,848	30	85,558	88
Total	$461,924	1,968	477,372	5,529

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

The Company monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions.  In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans remain subject to quarterly impairment analyses and adjustments.  Included in total impaired loans as of September 30, 2012 was  $138.2 million of collateral dependent loans, of which $50.2 million were measured for impairment using current appraisals and $88.0 million were measured by adjusting appraisals greater than six months old, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date.   Appraised values with respect to three loans which did not have current appraisals were adjusted down by an aggregate amount of $1.0 million based on changes in market conditions since the appraisal date.

The Company had commitments to lend  $0.2 million of additional funds on impaired loans as of September 30, 2012.

Credit Quality Information

Management monitors delinquency trends, net charge-off levels of classified loans, impaired loans and general economic conditions in an effort to assess loan credit quality. The Company uses a risk grading matrix to monitor credit quality for commercial and small business loans.  Risk grades are assigned to each commercial and small business loan upon origination. The loan officers monitor the risk grades and  the Company assigns risk grades on a scale of 1 to 13.  A general description of the risk grades is as follows:

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

BBX Capital Corporation

The following table presents risk grades for commercial and small business loans, including loans held for sale, as of September 30, 2012 (in thousands):

	Commercial			Owner Occupied	Other	Small	Small
	Non	Commercial	Commercial	Commercial	Commercial	Business	Business
	Real Estate	Residential	Land	Real Estate	Real Estate	Real Estate	Non-Real Estate
Grade:
Grades 1 to 7	$108	-	-	5,226	33,345	-	191
Grade 10	1,886	1,596	-	-	21,138	1,432	1,782
Grade 11	9,741	62,452	12,888	4,143	97,040	12,032	3,633
Total	$11,735	64,048	12,888	9,369	151,523	13,464	5,606

The following table presents risk grades for commercial and small business loans, including loans held for sale, as of  December 31, 2011 (in thousands):

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

The loan-to-value ratios of the Company’s residential loans were as follows (in thousands):

	As of September 30, 2012 (1)		As of December 31, 2011 (1)
	Residential	Residential	Residential	Residential
Loan-to-value ratios	Interest Only	Amortizing	Interest Only	Amortizing
Ratios not available (2)	$3,788	17,210	124,868	304,372
<=60%	406	3,459	20,314	68,817
60.1% - 70%	548	905	10,316	30,033
70.1% - 80%	254	1,669	24,784	32,271
80.1% - 90%	891	1,996	27,622	27,523
>90.1%	15,389	13,988	174,515	108,224
Total	$21,276	39,227	382,419	571,240

BBX Capital Corporation

(1)  Current loan-to-value ratios (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 based on automated valuation models.

(2)  Ratios not available consisted of properties not found in the automated valuation database, and $9.2 million and $78.8 million as of September 30, 2012 and December 31, 2011, respectively, of loans originated under the community reinvestment act program that are not monitored based on loan-to-value.

The Company monitors the credit quality of its portfolio of consumer loans secured by real estate utilizing loan-to-value ratios at origination. The Company’s experience indicates that default rates are significantly lower with loans that have lower loan-to-value ratios at origination.

BBX Capital Corporation

The loan-to-value ratios at loan origination of the Company’s consumer loans secured by real estate were as follows (in thousands):

	Consumer Home Equity
	September 30,	December 31,
Loan-to-value ratios	2012	2011
<=70%	$9,926	334,050
70.1% - 80%	4,156	97,516
80.1% - 90%	3,171	62,674
90.1% -100%	1,127	40,327
>100%	538	11,341
Total	$18,918	545,908

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules, extending loan maturities, deferring loan payments until the loan maturity date and other actions intended to minimize potential losses. The majority of concessions for consumer loans involved changing monthly payments from interest and principal payments to interest only payments or deferring several monthly loan payments until the loan maturity date.  Commercial real estate and non-real estate loan concessions were primarily interest rate reductions to below market interest rates based on the risk profile of the loan and extensions of maturity dates.  Residential and small business loan concessions primarily involved reductions of monthly payments through extensions of the amortization period and/or deferral of monthly payments.

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

Troubled debt restructurings during the three months ended September 30, 2012 and 2011 were as follows (dollars in thousands):

BBX Capital Corporation

	For the Three Months Ended
	September 30, 2012		September 30, 2011
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings
Commercial non-real estate	-	$-	3	$2,771
Commercial real estate:
Residential	-	-	2	11,822
Land	-	-	-	-
Owner occupied	-	-	-	-
Other	-	-	2	1,462
Small business:
Real estate	-	-	4	1,314
Non-real estate	2	296	-	-
Consumer	-	-	2	111
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	7	1,626
Total Troubled Debt Restructured	2	$296	20	$19,106

Troubled debt restructurings during the nine months ended September 30, 2012 and 2011 were as follows (dollars in thousands):

	For the Nine Months Ended
	September 30, 2012		September 30, 2011
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings
Commercial non-real estate	-	$-	6	$4,982
Commercial real estate:
Residential	-	-	8	32,565
Land	-	-	-	-
Owner occupied	-	-	1	692
Other	-	-	9	52,460
Small business:
Real estate	2	342	4	1,314
Non-real estate	2	296	-	-
Consumer	1	47	6	571
Residential:
Residential-interest only	-	-	1	547
Residential-amortizing	1	62	19	3,321
Total Troubled Debt Restructured	6	$747	54	$96,452

BBX Capital Corporation

The following table represents the recorded investment of loans that were modified in troubled debt restructurings beginning January 1, 2011 and 2010 and experienced a payment default during the three months ended September 30, 2012 and 2011, respectively (dollars in thousands):

	For the Three Months Ended
	September 30, 2012		September 30, 2011
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings which
have subsequently defaulted:
Commercial non-real estate	-	$-	-	$-
Commercial real estate:
Residential	1	6,907	-	-
Land	-	-	-	-
Owner occupied	-	-	-	-
Other	2	22,050	-	-
Small business:
Real estate	-	-	1	598
Non-real estate	-	-	-	-
Consumer	-	-	2	227
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	1	64
Total Troubled Debt Restructured	3	$28,957	4	$889

BBX Capital Corporation

The following table represents the recorded investment of loans that were modified in troubled debt restructurings beginning January 1, 2011 and 2010 and experienced a payment default during the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	For the Nine Months Ended
	September 30, 2012		September 30, 2011
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings which
have subsequently defaulted:
Commercial non-real estate	-	$-	-	$-
Commercial real estate:
Residential	1	6,907	2	6,869
Land	-	-	1	3,458
Owner occupied	-	-	3	1,473
Other	2	22,050	1	6,102
Small business:
Real estate	-	-	2	754
Non-real estate	-	-	-	-
Consumer	-	-	11	1,004
Residential:
Residential-interest only	2	247	1	547
Residential-amortizing	2	177	6	1,135
Total Troubled Debt Restructured	7	$29,381	27	$21,342

BBX Capital Corporation

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

The following is a summary of the Company’s non-vested restricted Class A common share activity:

	Class A	Weighted
	Non-vested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2010	313,780	$7.40
Vested	(87,130)	8.68
Forfeited	(14,000)	6.20
Granted	-	-
Outstanding at September 30, 2011	212,650	$6.94

Outstanding at December 31, 2011	211,900	$6.96
Vested	(142,900)	6.20
Forfeited	(4,000)	6.20
Granted	-	-
Outstanding at September 30, 2012	65,000	$8.68

            As of September 30, 2012, the total unrecognized compensation cost related to non-vested restricted stock compensation was approximately $0.3 million. The cost of these non-vested RSAs is expected to be recognized over a weighted-average period of approximately seventeen months. The fair value of shares vested during the three and nine months ended September 30, 2012 was $437,000 and $684,000, respectively, compared to $1,600 and $446,000 during the three and nine months ended September 30, 2011, respectively.  The vesting of 72,400 shares of non-vested RSAs was accelerated with respect to employees employed by BankAtlantic at the closing of the Transaction.  As a consequence, the Company recognized $0.4 million of compensation expense upon the vesting of the RSA’s on July 31, 2012.

            Upon the consummation of the Transaction and the transfer of employees to BB&T, 55,426 options to acquire the Company’s Class A Common Stock with a weighted average exercise price of $306.63 were forfeited.  The Company had 36,804 options to acquire its Class A Common Stock outstanding as of September 30, 2012 with a weighted average exercise price of $233.00.

9.   Related Parties

The Company, BFC and Bluegreen Corp. (“Bluegreen”) are entities under common control.  The controlling shareholder of the Company and Bluegreen is BFC.  Shares of BFC’s capital stock representing a majority of the voting power are owned or controlled by the Company’s Chairman and Vice Chairman, both of whom are also executive officers of the Company, executive officers and directors of BFC and directors of Bluegreen. The Company, BFC and Bluegreen share certain office premises and employee services, pursuant to the agreements described below.

BBX Capital Corporation

In March 2008, BankAtlantic entered into an agreement with BFC to provide information technology support in exchange for monthly payments by BFC to BankAtlantic. In May 2008, BankAtlantic also entered into a lease agreement with BFC under which BFC pays BankAtlantic monthly rent for office space in BankAtlantic’s corporate headquarters.

The Company maintained service agreements with BFC pursuant to which BFC provided human resources, risk management and investor relations services to the Company.  BFC was compensated for these services based on its cost.

During the second quarter of 2010, BankAtlantic and the Parent Company entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned.  BFC was compensated $12,500 per month by each of BankAtlantic and the Parent Company and, if BFC’s efforts result in net recoveries of any non-performing loan or the sale of real estate owned, it will receive a fee equal to 1% of the net value recovered. During the three and nine months ended September 30, 2012, the Company incurred $25,000 and $260,000 respectively, of real estate advisory service fees under this agreement compared to $47,000 and $421,000 during three and nine months ended September 30, 2011, respectively.

The above agreements were either terminated effective upon the closing of the Transaction or were assumed by BB&T for a limited period of time after consummation of the Transaction and thus are no longer considered related party transactions.

Upon the consummation of the Transaction, the Company entered into a transition services agreement with BB&T under which certain former employees of BankAtlantic that were employed by BB&T after the Transaction would provide specified services to the Company at no cost to the Company through the earlier of the termination of employment with BB&T and December 2012.   It is anticipated that certain of these employees will be employed by the Company after their employment is terminated by BB&T.  The fair value of the costs of these services was not material during the three and nine months ended September 30, 2012.   Additionally, the Company has the right under the transition services agreement to utilize office space at the Company’s former headquarters at no cost until December 2012.

The table below shows the effect of service arrangements with related parties on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Non-interest income:	$25	103	205	312
Non-interest expense:
Employee compensation
and benefits	(2)	(10)	(19)	(42)
Other - back-office support	(80)	(426)	(884)	(1,398)
Net effect of affiliate transactions
before income taxes	$(57)	(333)	(698)	(1,128)

BBX Capital Corporation

The Company, in prior periods, issued options to acquire shares of the Company’s Class A Common Stock to employees of BFC. Additionally, employees of the Company have transferred to affiliate companies and the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees.  The Company also issued options and restricted stock awards to BFC employees who performed services for the Company.  During the year ended December 31, 2010, the Company granted 15,000 RSAs to BFC employees who performed services for the Company. These stock awards vest pro-rata over a four year period.  The Company recorded $2,000, and $19,000 of expenses relating to all options and restricted stock awards held by employees of affiliated companies for the three and nine months ended September 30, 2012, compared to expenses of $10,000 and $42,000 during the three and nine months ended September 30, 2011, respectively.

The Company had 723 options to acquire its Class A Common Stock outstanding to BFC employees as of September 30, 2012 with a weighted average exercise price of $259.87.

The Company’s Compensation Committee of the Board of Directors approved the acceleration of vesting of the 7,500 RSAs issued to BFC employees who were employed by BankAtlantic upon the closing of the Transaction. Additionally, 4,944 options to acquire the Company’s Class A Common Stock issued to BFC employees were forfeited upon the closing of the Transaction.

            BFC had deposits at BankAtlantic totaling $0.2 million as of December 31, 2011. The Company recognized nominal interest expense in connection with the above deposits. These deposits were on the same general terms as offered to unaffiliated third parties.

BBX Capital Corporation

10.   Segment Reporting

The information provided for Segment Reporting is based on internal reports utilized by management. Results of continuing operations are reported through two reportable segments: Commercial Lending reporting unit (“CLRU”) and the Parent Company. CLRU’s activities previously consisted of managing a commercial loan portfolio which included construction, residential development, land acquisition and commercial business loans and as of August 1, 2012 consists of criticized tax certificates and residential, consumer and small business loans. The activities during the three and nine months ended September 30, 2012 and 2011 included renewing, modifying, increasing, extending, refinancing and making protective advances on commercial loans, as well as the servicing of commercial loans. The Parent Company activities include the managing of non-performing loans and related real estate owned acquired from BankAtlantic.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Intersegment transactions are eliminated in consolidation.

The Company evaluates segment performance based on segment net income from continuing operations.

BBX Capital Corporation

The Company evaluates segment performance based on segment net income from continuing operations after tax.  The table below is segment information for segment net income from continuing operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

			Adjusting and
		Parent	Elimination	Segment
For the Three Months Ended:	CLRU	Company	Entries	Total
September 30, 2012:
Interest income	$4,190	46	-	4,236
Interest expense	(1,094)	(1,348)	-	(2,442)
Recovery of loan losses	(257)	-	-	(257)
Non-interest income	133	153	(89)	197
Non-interest expense	(6,275)	(6,452)	89	(12,638)
Segments loss
before income taxes	(3,303)	(7,601)	-	(10,904)
Benefit for income tax	(1,274)	(2,932)	-	(4,206)
Net loss	$(2,029)	(4,669)	-	(6,698)
Total assets	$446,757	300,487	(258,890)	488,354

			Adjusting and
		Parent	Elimination	Segment
For the Three Months Ended:	CLRU	Company	Entries (1)	Total
September 30, 2011:
Interest income	$9,109	47	-	9,156
Interest expense	-	(3,899)	-	(3,899)
Provision for loan losses	(13,745)	(147)	-	(13,892)
Non-interest income	-	809	(315)	494
Non-interest expense	(14,705)	(531)	315	(14,921)
Segments loss
before income taxes	(19,341)	(3,721)	-	(23,062)
Benefit for income tax	(3,709)	(713)	-	(4,422)
Net loss	$(15,632)	(3,008)	-	(18,640)
Total assets	$668,710	341,423	2,730,521	3,740,654

(1)	Includes assets transferred to BB&T in connection with the Transaction.

BBX Capital Corporation

			Adjusting and
		Parent	Elimination	Segment
For the Nine Months Ended:	CLRU	Company	Entries	Total
September 30, 2012:
Interest income	$19,591	267	-	19,858
Interest expense	(1,094)	(9,641)	-	(10,735)
Recovery of loan losses	1,129	6	-	1,135
Non-interest income	203	1,018	(686)	535
Non-interest expense	(28,762)	(15,152)	686	(43,228)
Segments loss
before income taxes	(8,933)	(23,502)	-	(32,435)
Benefit for income tax	(3,446)	(9,066)	-	(12,512)
Net loss	$(5,487)	(14,436)	-	(19,923)

			Adjusting and
		Parent	Elimination	Segment
For the Nine Months Ended:	CLRU	Company	Entries	Total
September 30, 2011:
Interest income	$31,971	196	(6)	32,161
Interest expense	-	(11,543)	6	(11,537)
Provision for loan losses	(24,391)	(641)	-	(25,032)
Non-interest income	13	648	(924)	(263)
Non-interest expense	(44,751)	(6,463)	924	(50,290)
Segments loss
before income taxes	(37,158)	(17,803)	-	(54,961)
Benefit for income tax	(11,442)	(5,483)	-	(16,925)
Net loss	$(25,716)	(12,320)	-	(38,036)

BBX Capital Corporation

11.  Commitments and Contingencies

The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations.   Although the Company believes it has meritorious defenses in all current legal actions, the outcome of litigation and regulatory matters and timing of ultimate resolution are inherently difficult to predict and uncertain.

The Company establishes litigation reserves for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company had no litigation reserves as of September 30, 2012 as the amount of loss associated with its legal matters could not be reasonably estimated.  The actual costs of resolving these legal claims may be significant to the Company’s financial statements.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimable. Management currently estimates that the aggregate range of reasonably possible losses cannot be reasonable estimated as of September 30, 2012.   An estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may be an indeterminable time period, and is based on information currently available as of September 30, 2012. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure. During the nine months ended September 30, 2012, a matter associated with tax certificates activities was settled for $1.6 million reducing the range of possible losses reported as of December 31, 2011.

In certain matters we are unable to estimate the loss or reasonable range of loss until additional developments in the case provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported the claim.

We believe that liabilities arising from litigation and regulatory matters, discussed below will not have a material impact to the Company’s financial statements. However, due to the significant uncertainties involved in these legal matters, we may incur losses  and an adverse outcome in these matters could be material to the Company’s financial statements.

As a consequence of the sale of BankAtlantic to BB&T, litigation and regulatory matters in which BankAtlantic was a party are no longer reported by the Company except material matters for which the Company agreed to indemnify BB&T. The following is a description of the ongoing litigation and regulatory matters:

Class action securities litigation

In October 2007, the Company and current or former officers of the Company were named in a lawsuit which alleged that during the period of November 9, 2005 through October 25, 2007, the Company and the named officers knowingly and/or recklessly made misrepresentations of material fact regarding BankAtlantic and specifically BankAtlantic’s loan portfolio and allowance for loan losses. The Complaint asserted claims for violations of the Securities Exchange Act of 1934 and Rule 10b-5 and sought unspecified damages. On November 18, 2010, a jury returned a verdict awarding $2.41 per share to shareholders who purchased shares of the Company’s Class A Common Stock during the period of April 26, 2007 to October 26, 2007 who retained those shares until the end of the period.  The jury rejected the plaintiffs’ claim for the six month period from October 19, 2006 to April 25, 2007.  Prior to the beginning of the trial, the plaintiffs abandoned any claim for any prior period.  On April 25, 2011, the Court granted defendants’ post-trial motion for judgment as a matter of law and vacated the jury verdict, resulting in a judgment in favor of all defendants on all claims.  On July 23, 2012, a three judge panel of the United States Court of Appeals for the Eleventh Circuit issued a unanimous opinion affirming the judgment in favor of all defendants on all claims. On October 12, 2012, plaintiff’s petition for panel rehearing in the Eleventh Circuit was denied.

Securities and Exchange Commission Complaint

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX and Alan B. Levan, BBX’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX’s Annual Report on Form 10-K for the year ended December 31, 2007.  The

BBX Capital Corporation

complaint also alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The SEC is seeking a finding by the court of violations of securities laws, a permanent injunction barring future violations, civil money penalties and, in the case of Mr. Alan B. Levan, an order barring him from serving as an officer or director of a public company.  Discovery is on-going.  BBX believes the claims to be without merit and intends to vigorously defend the actions.

BBX Shareholders Lawsuit Seeking to Block the sale of BankAtlantic to BB&T under the Agreement

                On April 5, 2012, J. Phillip Max filed a class action complaint in the Circuit Court for the Seventeenth Judicial Circuit in Broward County, Florida against Alan Levan, Jarett Levan, John Abdo, Steven Coldren, D. Keith Cobb, Charles C. Winningham III, Bruno Di Giulian, Willis Holcombe, David Lieberman, BankAtlantic Bancorp, Inc., BFC Financial Corporation, and BB&T Corporation.  The complaint alleges that the individual defendants breached their fiduciary duties of care, good faith and loyalty by causing or permitting BBX to sell BankAtlantic.  The complaint further alleges that BBX, BFC and BB&T aided and abetted these breaches of fiduciary duty. The complaint seeks declaratory and equitable relief, including an injunction against the proposed transaction between BBX and BB&T, as well as seeking damages.  As a consequence of the consummation of the sale of BankAtlantic to BB&T much of the complaint was rendered moot and BBX believes the remainder of the claims to be without merit and intends to vigorously defend the lawsuit.

12.  New Accounting Pronouncements

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

Update Number 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update makes available the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income,

BBX Capital Corporation

and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.  The update did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  However, the update eliminated the presentation of other comprehensive income as part of the statement of changes in stockholders’ equity. This update is effective for the first interim period beginning after December 15, 2011, and must be applied retrospectively. The Company implemented this update as of January 1, 2012 except for the presentation of reclassification adjustments on the face of the financial statements which was deferred as permitted by Update Number 2011-12.  Pursuant to the implementation of this update, the Company changed its presentation of comprehensive income from the presentation of comprehensive income as part of its Statement of Changes in Stockholders’ Equity to presenting comprehensive income in a separate statement.  The implementation of this update did not have a material effect on the Company’s financial statements.

             Update Number 2011-4 – Fair Value Measurement (Topic 820).  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This guidance clarifies the FASB’s intent regarding the highest and best use valuation premise and also provides guidance on measuring the fair value of an instrument classified in shareholders’ equity, the treatment of premiums and discounts in fair value measurements and measuring fair value of financial instruments that are managed within a portfolio. This standard also expands the disclosure requirements related to fair value measurements, including a requirement to disclose valuation processes and sensitivity of the fair value measurements to changes in unobservable inputs for fair value measurements categorized within Level 3 of the fair value hierarchy and categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value measurement is required to be disclosed.  The effective date of this update is for the first interim period beginning after December 15, 2011, and early application was not permitted. The Company implemented this disclosure update as of January 1, 2012 and the implementation of this update did not have a material effect on the Company’s financial statements.

BBX Capital Corporation

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) (the “Parent Company” or “BBX”) and subsidiaries (BBX, together with its subsidiaries, the “Company”, which may also be referred to as “we,” “us,” or “our”) for the three and nine months ended September 30, 2012.  On July 31, 2012 BBX completed the sale to BB&T Corporation (“BB&T”) of all of the shares of BankAtlantic (the sale and related transactions, the “Transaction”).  As a result of the completion of the Transaction and the entry into the definitive agreement governing the terms of the Transaction, BBX’s financial statements reflect BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units as discontinued operations for the three and nine months ended September 30, 2012 and 2011, respectively.  The Company expects to continue commercial lending activities subsequent to the Transaction resulting in the inclusion of BankAtlantic’s Commercial Lending reporting unit  in continuing operations for the three and nine months ended September 30, 2012 and 2011.   See Note 1 – “Basis of Financial Statement Presentation” to the Notes to the Company’s Consolidated Financial Statements for a further discussion of the presentation of the Company’s results of operations, including the impact of the Transaction on such presentation.

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and include words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to have been correct. Future results could differ materially as a result of a variety of risks and uncertainties, many of which are outside of the control of management. These risks and uncertainties include, but are not limited to the impact of economic, competitive and other factors affecting the Company and its markets, products and services, including the impact of the changing regulatory environment, decreases in real estate values, and increased unemployment or sustained high unemployment rates on our business generally, the ability of our borrowers to service their obligations and the value of collateral securing our loans; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact of the economy and real estate market values on our assets and the credit quality of our loans; the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; the impact of and expenses associated with litigation including but not limited to litigation brought by the SEC; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities and the risks associated with the impact of periodic valuation of our assets for impairment. Past performance and perceived trends may not be indicative of future results.  In addition, this document contains forward looking statements relating to BBX’s future business plans that may not be realized as anticipated, if at all; that the Company’s Class A Common Stock may not meet the requirements for continued listing on the NYSE; and that the assets retained by BBX directly or through subsidiaries may not be monetized at the values currently ascribed to them.    In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and June 30, 2012. The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

            Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Statements of Financial Condition and assumptions that affect the recognition of income and expenses on the Consolidated Statements of Operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, evaluation of assets for impairment, including the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans and the measuring of loans for impairment, the amount of the deferred tax asset valuation allowance, and accounting for contingencies.  The two accounting policies that we have identified as critical accounting policies are allowance for loan losses and impairment of long-lived assets.  For a more detailed discussion of these critical accounting

BBX Capital Corporation

policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Consolidated Results of Operations

CLRU consists of the results of operations of our Commercial Lending reporting unit.  The CLRU results include the interest income and impairments associated with $297.3 million of commercial loans transferred to BB&T upon the consummation of the Transaction on July 31, 2012 and BankAtlantic’s general corporate overhead for the one and seven month period ended July 31, 2012, but not for the two month period ended September 30, 2012.  The CLRU also includes the results of operations of $120 million in assets of the disposed reporting units that were retained by the Company.

Loss from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended September 30,
	2012	2011	Change
CLRU	$(3,303)	(19,341)	16,038
Parent Company	(7,601)	(3,721)	(3,880)
Loss from continuing operations
before benefit for income taxes	(10,904)	(23,062)	12,158
Benefit for income taxes	(4,206)	(4,422)	216
Loss from continuing operations	$(6,698)	(18,640)	11,942

For the Three Months Ended September 30, 2012 Compared to the Same 2011 Period:

The improvement in CLRU’s loss from continuing operations during the 2012 quarter compared to the 2011 quarter was primarily the result of lower operating expenses and a decrease in the provision for loan losses partially offset by a decline in net interest income.

The decrease in operating expenses reflects a $3.2 million reduction in professional fees, $1.6 million decrease in real estate owned impairments as well as a $4.2 million decline in compensation and occupancy expenses.  The significant decline in professional fees during the three months ended September 30, 2012 compared to the same period during 2011 primarily resulted from lower commercial loan foreclosure legal costs and declines in supervisory and audit fees relating to the consummation of the Transaction as of July 31, 2012.  The decrease in impairments on real estate owned reflect lower valuation adjustments during the 2012 quarter compared to the same 2011 period based on updated property valuations. The decline in employee compensation resulted primarily from the transfer of substantially all of the Company’s employees to BB&T upon consummation of the Transaction and an arrangement under the transition services agreement which provided for the Company to receive specified services from certain former employees at no cost       as well as workforce reductions and the corresponding reduction in payroll taxes and employee benefits. See Note 9 to the “Notes to Consolidated Financial Statements – Unaudited” for a description of the terms of the transition services agreement with BB&T.   The lower occupancy expense reflects the consolidation of back-office facilities during prior periods, the consummation of the Transaction  and the terms of the BB&T transition services agreement.

The $13.5 million decrease in the provision for loan losses primarily reflects a  significant reduction in charge-offs during the 2012 quarter compared to the same 2011 quarter and the slowing in the amount of loans migrating to a delinquency or non-accrual status compared to prior periods.  This reduction in loans migrating to delinquency or loss status primarily reflects lower balances in the loan portfolio, the transfer of loans to BB&T and what management believes is a stabilization of real estate values.

The $6.0 million of lower net interest income resulted primarily from a significant reduction in loan average balances associated with the consummation of the Transaction and the recognition of $1.1 million of interest expense related to BB&T’s priority return distributed by  FAR.  There was no interest expense recognized in the CLRU during the three months ended September 30, 2011.

BBX Capital Corporation

The increase in the Parent Company’s loss for the 2012 quarter compared to the same 2011 quarter resulted from a $3.7 million increase in compensation expense and $2.2 million of higher professional fees partially offset by a $2.6 million reduction in junior subordinated debenture interest expense.

The compensation expense increase resulted primarily from the accrual of $3.6 million of executive management bonuses in September 2012. The increase in professional fees during the 2012 quarter was associated primarily with the previously settled TruPS related litigation in Delaware as well as a $0.9 million litigation settlement gain recognized during the 2011 quarter.  The junior subordinated debenture interest expense reduction reflects BB&T’s assumption of the Parent Company’s obligations under the junior subordinated debentures as of July 31, 2012 in connection with the consummation of the Transaction.

For the Nine Months Ended September 30, 2012 compared to the Same 2011 Period:

	For the Nine Months Ended September 30,
	2012	2011	Change
CLRU	$(8,933)	(37,158)	28,225
Parent Company	(23,502)	(17,803)	(5,699)
Loss from continuing operations
before benefit for income taxes	$(32,435)	(54,961)	22,526
Benefit for income taxes	(12,512)	(16,925)	4,413
Loss from continuing operations	(19,923)	(38,036)	18,113

The improvement in CLRU’s loss from continuing operations during the nine months ended September 30, 2012 compared to the same 2011 period resulted primarily from the items discussed above for the three months ended September 30, 2012 compared to the same 2011 period.

The increase in the Parent Company’s loss for the nine months ended September 30, 2012 resulted primarily from the items discussed above for the three months ended September 30, 2012 compared to the same 2011 period.

Results of Discontinued Operations

            Income from the Company’s discontinued operations was as follows (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2012	2011	Change	2012	2011	Change
Net interest income	$5,235	21,023	(15,788)	37,384	65,849	(28,465)
Provision for loan losses	(1,865)	(4,010)	2,145	(18,383)	(31,391)	13,008
Gain on the sale of BankAtlantic	290,642	-	290,642	290,642	-	290,642
Non-interest income	4,978	24,982	(20,004)	37,234	107,121	(69,887)
Non-interest expense	(8,763)	(30,849)	22,086	(61,634)	(98,020)	36,386
Income from discontinued operations
before provision for income taxes	290,227	11,146	279,081	285,243	43,559	241,684
Provision for income taxes	(6,467)	(4,300)	(2,167)	(14,773)	(16,803)	2,030
Net income from discontinued operations	$283,760	6,846	276,914	270,470	26,756	243,714

The significant increase in income from discontinued operations during the three and nine months ended September 30, 2012 compared to the same 2011 period resulted primarily from the gain recognized on the sale of BankAtlantic to BB&T.  As a consequence of the sale, the income from discontinued operations for the three months ended September 30,

BBX Capital Corporation

2012 includes one month of activity while the 2011 period includes three months of activity.   Likewise, income (loss) from discontinued operations for the nine months ended September 30, 2012 reflects seven months of activity while the income from discontinued operations for the nine months ended September 30, 2012 reflects nine months of activity.

Included in income from discontinued operations during the nine months ended September 30, 2011 was the sale  of 19 Tampa branches and related facilities to an unrelated financial institution on June 3, 2011 for a net gain of $38.7 million.  The decline in net interest income and non-interest income during the 2012 nine month period compared to the same 2011 period resulted primarily from a significant reduction in earning assets and an increasing proportion of investments in low yielding cash balances, at the Federal Reserve Bank.  The decline in non-interest income resulted primarily from lower deposit fee income mainly due to fewer deposit accounts as a result of the sale of the Tampa branches and lower overdraft fees.   The above reductions in net interest income and non-interest income during the nine months ended September 30, 2012 compared to the same 2011 period were partially offset by lower operating expenses.  The decrease in operating expenses reflects lower compensation and occupancy expenses associated with the consolidation of back-office facilities, workforce reductions, normal attrition and elimination of expenses associated with BankAtlantic’s Tampa operations as a result of the completion of the Tampa branch sale.

Provision (benefit) for income taxes

            Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations or accumulated other comprehensive loss.  However, an exception to the general rule exists when there is a pre-tax loss from continuing operations and pre-tax income from other categories.  In such instances, income from other categories is used to offset the current loss from continuing operations resulting in such offset being reflected in continuing operations.  The offset is limited to the lower of income from other categories or the loss from continuing operations.  As a consequence, the Company recognized a continuing operation benefit for income taxes for the three and nine months ended September 30, 2012 in the amount of $4.2 million and $12.5 million, respectively, calculated based on the Company’s effective income tax rate of 38.6% and the pre-tax loss from continuing operations.  The discontinued operations provision for income taxes represents the $4.2 million and $12.5 million benefit in continuing operations for the three and nine months ended September 30, 2012 plus $2.3 million of additional provision for income taxes included in other comprehensive income that was transferred  to discontinued operations upon the sale of  BankAtlantic.

            The Company recognized a continuing operations benefit for income taxes for the three and nine months ended September 30, 2011 in the amount of $4.4 million and $16.9 million, representing an effective tax rate of 19.2% and 30.8%, respectively.  The continuing operations benefit for income taxes was limited by the pre-tax income from discontinued operations.  Also included in continuing operations benefit for income taxes during the three and nine months ended September 30, 2011 was the recognition of $206,000 of tax benefits upon the resolution of a tax contingency partially offset by an $84,000 tax payment associated with the recapture of low income tax credits.

BBX Capital Corporation

CLRU Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Commercial Lending Reporting Unit (“CLRU”) (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2012	2011	Change	2012	2011	Change
Net Interest income	$3,096	9,109	(6,013)	18,497	31,971	(13,474)
(Provision for) recovery
from loan losses	(257)	(13,745)	13,488	1,129	(24,391)	25,520
Net interest income after
provision for loan losses	2,839	(4,636)	7,475	19,626	7,580	12,046
Non-interest income	133	-	133	203	13	190
Non-interest expense	(6,275)	(14,705)	8,430	(28,762)	(44,751)	15,989
CLRU loss before income taxes	(3,303)	(19,341)	16,038	(8,933)	(37,158)	28,225
Provision for income taxes	(1,274)	(3,709)	2,435	(3,446)	(11,442)	7,996
CLRU net loss	$(2,029)	(15,632)	13,603	(5,487)	(25,716)	20,229

Net Interest Income

The reduction in net interest income during the three and nine months ended September 30, 2012 compared to the same 2011 period resulted primarily from the decline in average balances associated with the transfer of $297 million of commercial loans to BB&T on July 31, 2012 and secondarily from $1.1 million of interest expense associated with BB&T’s priority return in FAR.  The average balance declines for the three and nine months ended were also impacted by loan repayments, migration of loans to real estate owned and loan sales as well as a substantial decline in loan originations.

Asset Quality

The loans and real estate owned and related data presented below as of September 30, 2012 and for the three and nine months ended September 30, 2012 excludes loans and real estate owned transferred to BB&T as of July 31, 2012 upon consummation of the Transaction.

BBX Capital Corporation

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

	September 30, 2012			December 31, 2011
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans
Commercial non-real estate	$1,929	16.44%	3.56%	$16,408	13.89%	4.6%
Commercial real estate	3,516	1.48	72.25	66,269	9.84	26.23
Small business	-	0.00	-	7,168	2.52	11.09
Residential real estate	791	1.31	18.39	16,704	1.79	36.34
Consumer	359	1.88	5.80	22,554	4.04	21.74
Total allowance for loan losses	$6,595	2.00%	100.00%	$129,103	5.03%	100%

Included in the allowance for loan losses as of September 30, 2012 and December 31, 2011 were specific valuation allowances by loan type as follows (in thousands):

	September 30,	December 31,
	2012	2011
Commercial non-real estate	$1,490	15,408
Commercial real estate	1,586	51,798
Small business	-	861
Consumer	-	1,454
Residential	-	6,942
Total	$3,076	76,463

The decrease in the allowance for loan losses at September 30, 2012 compared to December 31, 2011 resulted primarily from the charge-off of specific valuation allowances on collateral dependent loans as well as from the transfer of $1.8 billion of loans and $46.3 million of allowance for loan losses to BB&T in connection with the sale of BankAtlantic.  The reduction in allowance for loan losses to gross loans in each category also reflects the charge-off of $65.7 million of the specific valuation allowances discussed in the following paragraph and the fact that a higher percent of the loans which were not transferred to BB&T in the Transaction are non-performing and/or collateral dependent.  An allowance for loan losses was not established for those collateral dependent loans as these loans were instead charged-down to the fair value of the collateral less cost to sell.  The specific valuation allowance as of September 30, 2012 reflects impaired loans measured based on the present value of expected cash flows discounted at the loan’s effective interest rate or appraisal adjustments on collateral dependent impaired loans.

As part of the transition of the regulation of OTS savings associations such as BankAtlantic to the OCC, the OCC  provided guidance to thrifts related to their transition to OCC regulatory reporting, which was to be implemented no later than March 31, 2012, including  guidance surrounding specific valuation allowances on collateral dependent loans.  Under OCC guidance, where the appraised value of collateral on a collateral dependent loan is less than the recorded investment of the loan, a charge-off of the amount of the deficiency rather than a specific valuation allowance is generally required.

BBX Capital Corporation

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

The activity in CLRU’s allowance for loan losses was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Allowance for Loan Losses:	2012	2011	2012	2011
Balance, beginning of period	$5,183	79,071	82,676	93,816
Charge-offs :
Commercial real estate	(558)	(6,422)	(53,059)	(32,636)
Commercial non-real estate	(1,376)	(7,563)	(15,990)	(8,151)
Small business	(1,619)	-	(1,619)	-
Consumer	(615)	-	(615)	-
Residential	(1,091)	-	(1,091)	-
Total Charge-offs	(5,259)	(13,985)	(72,374)	(40,787)
Recoveries of loans
previously charged-off	4,308	2	6,383	1,413
Net (charge-offs)	(951)	(13,983)	(65,991)	(39,374)
(Recovery from) provision
for loan losses	257	13,745	(1,135)	24,391
Retained loan allowance	2,106	-	2,106	-
Transfer to assets
held for sale	-	-	(11,061)	-
Balance, end of period	$6,595	78,833	6,595	78,833

Certain small business, consumer and residential loans associated with the disposed Capital Services and Community Banking reporting units were retained and the allowance for loan losses reflects the activity of these retained loans for the two months ended September 30, 2012.

Commercial real estate charge-offs during the three months ended September 30, 2012 primarily represent declines in the collateral values of two collateral dependent non-accrual commercial-other loans based on updated property valuations.  The commercial real estate charge-offs during the three months ended September 30, 2011 were primarily related to $3.4 million and $1.6 million of commercial residential loans and commercial other loan charge-offs, respectively.  Management also believes that the significant decline in commercial real estate charge-offs during the 2012 quarter compared to the 2011 quarter reflects the stabilization of commercial property values resulting in lower loss severity impairments associated with updated valuations and a decline in non-performing loans due to the sale of BankAtlantic.

Commercial non-real estate charge-offs during the three months ended September 30, 2012 were associated with the charge-off of an asset-based loan as the liquidation of the borrower’s inventory resulted in net proceeds below the carrying value of the loan.  The commercial non-real estate charge-offs during the three months ended September 30, 2011 included a $7.5 million charge-off relating to a factoring joint venture that ceased operations in September 2011.

BBX Capital Corporation

Subsequent to the sale of BankAtlantic, management evaluated its retained loan portfolio in relation to its business strategy and operating costs and transferred its entire portfolio of small business loans to loans held for sale.  Upon transfer, the small business loans were charged down by $1.3 million which represent the lower of the fair value of the loan and its carrying value.

Consumer and residential loan charge-offs during the three months ended September 30, 2012 primarily reflect updated property valuations on residential loans more than 120 days past due.

The recoveries for loan losses during the three and nine months ended September 30, 2012 primarily related to commercial loan short sales at amounts higher than the loans’ carrying values and cash settlements with borrowers in connection with obtaining deeds in lieu of foreclosure on commercial loans.

Commercial real estate loan charge-offs during the nine months ended September 30, 2012 included $46.7 million of charge-offs related to  previously established  specific valuation allowances as discussed above.  Excluding these specific valuation allowance charge-offs, commercial real estate charge-offs declined from $32.6 million during the nine months ended September 30, 2011 to $6.3 million for the same 2012 period.   Commercial real estate loan charge-offs during the 2012 nine month period included $4.0 million related to one $16.3 million commercial residential loan transferred to loans held for sale.

Commercial non-real estate charge-offs during the nine months ended September 30, 2012 included $12.5 million of charge-offs related to previously established specific valuation allowances. The remaining $3.5 million of charge-offs during the 2012 period related primarily to two asset backed lending relationships.  The commercial non-real estate loan charge-offs during the nine months ended September 30, 2011 related primarily to one $0.5 million business loan in the real estate brokerage industry and the $7.5 million charge-off mentioned above.

The improvement in the provision for (recovery from) loan losses for the three and nine months ended September 30, 2012 compared to the same 2011 period reflects declining commercial real estate loan balances, recoveries from short sales, lower charge-offs and the stabilizing of real estate values.

Pursuant to the Agreement with BB&T, commercial loans with a recorded investment of $378.2 million as of March 31, 2012 were transferred to assets held for sale as these loans were anticipated to be transferred to BB&T in the Transaction.  The allowance for loan losses as of March 31, 2012 associated with these commercial loans, which were included in the above table for the nine months ended September 30, 2012, was $11.1 million.  As of July 31, 2012 the recorded investment of the disposed reporting units’ retained loans was $103 million.  The allowance for loan  losses associated with these loans of $2.1 million was included in the above table for the three and nine months ended September 30, 2012.

BBX Capital Corporation

At the indicated dates, CLRU’s non-performing assets, loans contractually past due 90 days or more and still accruing and troubled debt restructured loans as of September  30, 2012  and as of December 31, 2011 were as follows (in thousands):

	As of
	September 30, 2012	December 31, 2011
NON-PERFORMING ASSETS
Tax certificates	$4,808	3,094
Residential (1)	52,672	85,855
Commercial real estate (2)	133,432	206,038
Commercial non-real estate	6,620	19,172
Small business	2,478	12,016
Consumer	8,533	14,134
Total non-accrual assets (3)	208,543	340,309
REPOSSESSED ASSETS:
Tax certificates	704	800
Residential real estate	5,191	9,592
Commercial real estate	72,424	63,091
Small business real estate	3,339	3,883
Consumer real estate	359	671
Total repossessed assets	82,017	78,037
Total non-performing assets	$290,560	418,346
OTHER ACCRUING IMPAIRED
LOANS
Contractually past due 90 days
or more (4)	$-	80
Troubled debt restructured loans	70,426	116,954
TOTAL OTHER ACCRUING
IMPAIRED LOANS	$70,426	117,034

(1)  Includes $20 million and $33.2 million of interest-only residential loans as of September 30, 2012 and December      31, 2011, respectively.

(2)  Excluded from the above table as of September 30, 2012 and December 31, 2011 were $3.6 million and $8.1 million, respectively, of commercial residential loans that were transferred to a work-out subsidiary of the Parent Company in March 2008.

(3)  Includes $96.7 million and $124.8 million of troubled debt restructured loans as of September 30, 2012 and December 31, 2011, respectively.

The decline in non-performing assets at September 30, 2012 compared to December 31, 2011 reflects the charge-off of $66.5 million of collateral dependent loans, payoffs and loan short sales.

The decline in commercial real estate non-accrual loans resulted primarily from $46.7 million of loan charge-offs associated with previously established specific valuation allowances,  the payoff of $27.4 million of commercial residential loans and a $16.1 million payoff of commercial other loans partially offset by $41.7 million of commercial loans transferring to nonaccrual.

BBX Capital Corporation

The decline in commercial non-real estate non-accrual loans reflects $12.5 million of charge-offs associated with previously established specific valuation allowances including asset based loan charge-offs of $3.2 million.

The decline in residential non-accrual loans related primarily to loan repayments associated with borrower short sales, $6.9 million of charge-offs associated with previously established specific valuation allowance and charge-offs.

The decline in consumer non-accrual loans reflects $1.1 million of charge-offs associated with previously established specific valuation allowances and charge-offs.

The decline in small business non-accrual loans reflects loan payoffs, charge-offs, and $2.8 million of small business non-accrual loans transferring to BB&T associated with the sale of BankAtlantic.

The higher repossessed assets balances resulted primarily from commercial real estate loan foreclosures partially offset by the sale of residential real estate owned. During the nine months ended September 30, 2012, $31.0 million of loans migrated to real estate owned, $4.9 million of impairments were recognized and $22.5 million of real estate owned properties were sold.    As non-accrual loans migrate into repossessed assets in the future, we expect repossessed assets as well as sales of real estate owned to increase.

In response to current market conditions, management generally decides, on a case-by-case basis, whether to modify loans for borrowers experiencing financial difficulties and has modified the terms of certain loans.  The concessions made to borrowers experiencing financial difficulties have included, among others, the reduction of contractual interest rates and, in some cases, forgiveness of a portion of loan principal upon satisfactory performance under the modified terms, conversion of amortizing loans to interest only payments or the deferral of some interest payments until the maturity date of the loan.  Loans that are not delinquent at the date of modification are generally not placed on non-accrual.  Modified non-accrual loans are generally not returned to an accruing status and the days past due are not reset on delinquent modified loans until the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period.

Troubled debt restructured loans by loan type were as follows (in thousands):

	As of September 30, 2012		As of December 31, 2011
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$85,375	54,459	108,946	96,146
Small business	1,754	4,956	4,024	6,878
Consumer	1,451	9,386	1,071	11,536
Residential	8,151	1,625	10,718	2,394
Total	$96,731	70,426	124,759	116,954

BBX Capital Corporation

BankAtlantic’s commercial loan portfolio includes large loan balance lending relationships. Seven relationships accounted for 51.0% of our $140.1 million of non-accrual commercial loans as of September 30, 2012.  The following table outlines general information about these seven relationships as of September 30, 2012 (in thousands):

	Unpaid
	Principal	Recorded	Date loan	Date Placed	Default	Loan	Date of Last
Relationships	Balance	Investment (3)	Originated	on Nonaccrual	Date (2)	Class	Full Appraisal
Commercial Land Developers
Relationship No. 1	$10,338	6,907	Q1-2005	Q4- 2010	Q2-2012	Land	Q4-2011
Relationship No. 2	30,516	9,392	Q4-2006	Q4-2008	Q4-2008	Land	Q4-2011
Relationship No. 3	17,642	10,686	Q1-1995	Q4-2009	Q4-2009	Land	Q1 -2012
Total	$58,496	26,985
Commercial Non-Residential
Developers
Relationship No. 4	$31,050	11,058	Q4-2004	Q4-2008	Q4-2008	Land	Q4-2011
Relationship No. 5	24,790	12,109	Q2-2008	Q4-2011	Q1-2012	Other	Q2 -2012
Relationship No. 6	18,388	6,218	Q1-2007	Q3-2010	Q2-2012	Other	Q2 -2012
Relationship No. 7	22,343	14,995	Q1-2007	Q4-2010	(1)	Other	Q1-2012
Total	$96,571	44,380
Total of Large Relationships	$155,067	71,365

(1)  The loan is currently not in default; however, management believes that it is not probable that the borrower will comply with the contractual or modified loan repayment terms.

(2)   The default date is defined as the date of the initial missed payment prior to default.

(3)   Recorded investment is the “Unpaid Principal Balance” less charge-offs.

BBX Capital Corporation

The following table presents purchased residential loans by year of origination segregated by amortizing and interest only loans at September 30, 2012 (dollars in thousands):

	Amortizing Purchased Residential Loans
Year of	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Origination	Principal	Investment	Origination	LTV(1)	at Origination	FICO Scores(2)	Delinquent	at Origination(3)
2007	$4,911	2,734	79.08%	196.88%	708	560	4,276	43.01%
2006	5,494	3,606	73.82%	136.47%	697	576	4,835	39.54%
2005	6,790	4,066	77.78%	132.65%	702	592	6,790	37.05%
2004	20,309	15,300	75.09%	95.76%	712	582	16,599	36.81%
Prior to 2004	4,534	4,242	72.79%	49.69%	641	575	3,974	36.65%

	Interest Only Purchased Residential Loans
Year of	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Origination	Principal	Investment	Origination	LTV(1)	at Origination	FICO Scores(2)	Delinquent	at Origination(3)
2007	$9,488	5,352	77.48%	133.36%	739	595	8,909	33.30%
2006	15,833	8,783	77.79%	166.31%	733	607	15,345	29.21%
2005	6,234	3,720	73.69%	114.83%	713	621	5,610	38.01%
2004	2,448	1,984	78.00%	111.23%	724	612	2,449	33.17%
Prior to 2004	1,836	1,437	61.48%	72.33%	675	576	1,836	36.34%

The following table presents purchased residential loans by geographic area segregated by amortizing and interest-only loans at September 30, 2012 (dollars in thousands):

	Amortizing Purchased Residential Loans
	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Principal	Investment	Origination	LTV(1)	at Origination	FICO Scores(2)	Delinquent	at Origination(3)
Arizona	$315	289	73.90%	48.90%	741	554	306	45.11%
California	8,384	6,229	73.87%	99.19%	702	611	6,027	38.00%
Florida	10,348	6,418	78.20%	131.51%	695	551	10,154	36.57%
Nevada	773	318	92.50%	184.68%	696	577	773	35.72%
Other States	22,219	16,693	72.65%	71.34%	686	585	19,214	38.80%

	Interest Only Purchased Residential Loans
	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Principal	Investment	Origination	LTV(1)	at Origination	FICO Scores(2)	Delinquent	at Origination(3)
Arizona	$883	317	80.00%	194.11%	767	551	883	38.12%
California	7,712	5,106	74.03%	110.84%	733	624	6,645	33.21%
Florida	7,914	4,298	72.12%	131.51%	725	587	7,914	33.78%
Nevada	1,162	414	78.31%	199.64%	727	597	1,161	36.00%
Other States	18,168	11,140	78.63%	148.52%	726	607	17,545	35.38%

BBX Capital Corporation

(1)  Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 from automated valuation models.

(2)  Current FICO scores based on borrowers for which FICO scores were available as of the second quarter of 2011.

(3)  Debt ratio is defined as the portion of the borrower’s income that goes towards debt service.

CLRU Non-Interest Income

Non-interest income during the three and nine months ended September 30, 2012 was $133,000 and $203,000, respectively.  The non-interest income during the three months ended September 30, 2012 related primarily to deposit overdraft recoveries received during the two months ended September 30, 2012 associated with BankAtlantic’s customer deposit overdrafts through July 31, 2012.  The non-interest income during the nine months ended September 30, 2012 also included the retention of a $67,000 non-refundable deposit associated with a contract to sell  real estate owned property and a $3,000 gain on the sale of a loan.  There were no loan sales during the three months ended September 30, 2012.

Non-interest income during the three and nine months ended September 30, 2011 was $0 and $13,000, respectively. The income consisted of a $10,000 gain on the sale of loans and miscellaneous income from a joint venture that factors receivables. The joint venture ceased operations in September 2011.

CLRU Non-Interest Expense

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Employee compensation and benefits	$2,457	4,817	(2,360)	10,992	15,604	(4,612)
Occupancy and equipment	613	2,456	(1,843)	4,469	8,191	(3,722)
Advertising and promotion	13	83	(70)	162	227	(65)
Professional fees	488	3,701	(3,213)	3,594	5,344	(1,750)
(Recoveries) on assets held for sale	-	-	-	(1,165)	-	(1,165)
Impairments on loans held for sale	473	156	317	932	761	171
Impairment of real estate owned	839	2,478	(1,639)	3,444	7,716	(4,272)
Other	1,392	1,014	378	6,334	6,908	(574)
Total non-interest expense	$6,275	14,705	(8,430)	28,762	44,751	(15,989)

Accounting rules require that BankAtlantic’s general corporate overhead be included in its entirety in CLRU non-interest expense for the one and seven months ended July  31, 2012 and the three and nine months ended September 30, 2011.  In connection with the Transaction, the Company entered into a transition services agreement with BB&T pursuant to which, among other things, former employees of BankAtlantic would provide specified services to the Company at no cost to the Company until the later of such date that they are no longer employed by BB&T and October 2012 and the Company has the right to utilize office space at the Company’s former headquarters at no cost until December 2012.   As a consequence, the Company did not recognize compensation expenses during the two months ended September 30, 2012 for services performed on behalf of the Company by these BB&T employees as the fair value of the costs of these services was not material.    Management anticipates that the Company’s cost structure will significantly change during the fourth quarter of 2012 as a result of the reduction in general overhead associated with consummation of the BB&T Transaction partially offset by the termination of the services provided under the  transition services agreement with BB&T.

The decline in employee compensation and benefits during the three and nine months ended September 30, 2012 compared to the same 2011 periods resulted primarily from reduced compensation expenses associated with the BB&T transition services agreement and secondarily workforce reductions as well as attrition.  BankAtlantic had significantly reduced its back-office work force since January 1, 2010.  BankAtlantic also reduced its commercial lending workforce, consisting primarily of lending officers, through normal attrition as commercial loan originations and purchases during 2011 and 2012 were significantly reduced from historical levels.  This reduction in the number of employees resulted in lower health insurance, payroll taxes, and share-based compensation.  The above reduction in compensation expense during the

BBX Capital Corporation

three and nine months ended September 30, 2012 was partially offset by $0.9 million of pre-acquisition stay bonuses paid to key employees of BankAtlantic and $0.4 million of share-based compensation recognized upon the acceleration of restricted stock award vesting associated with the Transaction.  The $0.9 million of stay bonuses were reimbursed by BB&T and included in the gain on the sale of BankAtlantic in the Company’s Consolidated Statement of Operations.

Occupancy and equipment for the three and nine months ended September  30, 2012 and 2011 primarily reflects costs associated with the operation of back office facilities including the corporate headquarters.  The lower occupancy and equipment expenses during the 2012 periods compared to the same 2011 periods resulted from the BB&T transition services agreement and lower real estate taxes, utilities, depreciation and repairs and maintenance expenses due primarily to consolidation of back-office facilities.

The decline in professional fees during the three months ended September 30, 2012 compared to the same 2011 period resulted primarily from higher legal fees relating to a commercial loan foreclosure associated with a land lease and a significant decline in regulatory supervisory and audit fees as a consequence of the sale of BankAtlantic.  Impacting professional fees during the nine months ended September 30, 2011 compared to the same 2012 period was  $3.3 million of insurance reimbursements of expenses incurred during prior periods in connection with class action securities litigation compared to no reimbursements during the 2012 nine month period.

The recoveries on assets held for sale represents a $1.2 million decline in the carrying value of loans transferred to BB&T in the Transaction during the nine months ended September 30, 2012.

Impairments on loans held for sale during the three months ended September 30, 2012 represented lower of cost or fair value adjustments on residential loans held for sale.  In September 2012, the residential loans held for sale were transferred to loans held for investment as these loans were non-performing and it was determined based on the current real estate environment to pursue foreclosures of these loans.

Impairments  on loans held for sale for the nine months ended September 30, 2012 represent the lower of cost or fair value adjustments on commercial loans classified as held for sale.  The impairments primarily were the result of updated valuations of the underlying loan collateral.

During the three and nine months ended September 30, 2012, valuation allowances were adjusted based on updated property valuations resulting in impairments as shown on the above table. During the nine months ended September 30, 2011, a real estate owned impairment of $5.2 million was recognized related to one property.

Other non-interest expenses consisted of the following:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Insurance	$461	1,090	(629)	2,748	3,031	(283)
Foreclosed asset activity	540	(1,163)	1,703	1,093	(158)	1,251
Executive services	198	630	(432)	1,265	1,826	(561)
Other	193	457	(264)	1,228	2,209	(981)
Total non-interest expense	$1,392	1,014	378	6,334	6,908	(574)

The increase in foreclosed asset activity during the three and nine months ended September 30, 2012 compared to the same 2011 periods resulted primarily from the sale of a commercial property during the three months ended September 30, 2011 for a $1.6 million gain.  During the nine months ended September 30, 2012 compared to the same 2011 period, the gain on the sale of the commercial property was partially offset by higher rental income from foreclosures of income producing properties.

The lower executive services expenses primarily resulted from the termination of the shared services agreements with BFC upon consummation of the Transaction.

BBX Capital Corporation

The reduced other expenses during the three and nine months periods of 2012 compared to the same 2011 periods resulted from declines in operating expenses associated with the sale of BankAtlantic.  Core deposit intangible assets were fully amortized as of March 31, 2012 reducing other expenses by $0.3 million and $0.9 million during the three and nine months ended September 30, 2012 compared to the 2011 periods.

Parent Company Results of Operations

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in thousands)	2012	2011	Change	2012	2011	Change
Net interest income (expense):
Interest income on loans	$41	46	(5)	262	146	116
Interest and dividend income
on taxable securities	5	1	4	5	44	(39)
Interest expense on junior
subordinated debentures	(1,348)	(3,899)	2,551	(9,641)	(11,537)	1,896
Net interest expense	(1,302)	(3,852)	2,550	(9,374)	(11,347)	1,973
(Recovery from) provision for
loan losses	-	147	(147)	(6)	641	(647)
Net interest expense after
provision for loan losses	(1,302)	(3,999)	2,697	(9,368)	(11,988)	2,620
Non-interest income:
Income from unconsolidated trusts	42	482	(440)	282	1,295	(1,013)
Securities activities, net	22	-	22	22	(1,500)	1,522
Other income	89	327	(238)	714	853	(139)
Non-interest income	153	809	(656)	1,018	648	370
Non-interest expense:
Employee compensation and benefits	4,212	505	3,707	5,205	1,544	3,661
Professional fees	1,355	(826)	2,181	7,685	317	7,368
Advertising and promotion	79	76	3	213	190	23
Other	806	776	30	2,049	4,412	(2,363)
Non-interest expense	6,452	531	5,921	15,152	6,463	8,689
Parent Company loss	$(7,601)	(3,721)	(3,880)	(23,502)	(17,803)	(5,699)

The Parent Company interest income on loans during the three and nine months ended September  30, 2012 and 2011 represents interest income on two performing loans.  During the nine months ended September 30, 2012, the Parent Company recognized $134,000 of additional interest income on one of the performing loans as a result of the receipt of previously deferred monthly payments.

Interest expense for the three and nine months ended September  30, 2012 and 2011 represents interest expense recognized on the Parent Company’s junior subordinated debentures.  BB&T assumed the Parent Company’s junior subordinated debenture obligation upon the consummation of the Transaction as of July 31, 2012 and as a result the Parent Company did not recognize interest expense subsequent to July 31, 2012.

Income from unconsolidated trusts during the three and nine months ended September 30, 2012 and 2011 represents equity earnings from trusts formed to issue trust preferred securities. The Company’s interests in these trusts were transferred to BB&T as of July 31, 2012 in connection with its assumption of the Company’s junior subordinated debentures.

BBX Capital Corporation

Securities activities, net during the three and nine months ended September 30, 2012 represents the sale of equity securities for a gain as shown on the above table.

Securities activities, net during the nine months ended September 30, 2011 represents the Parent Company’s recognition of a $1.5 million other than temporary impairment on an equity security.

Included in other non-interest income during each of the three and nine months ended September 30, 2012 was $0.1 million and $0.7 million of income from BankAtlantic for executive management services compared to $0.3 million and $0.9 million during the same 2011 periods, respectively. These fees were eliminated in the Company’s consolidated financial statements.

The increase in compensation expense during the three and nine months ended September 30, 2012 compared to the same 2011 period primarily resulted from the accrual of $3.6 million of executive management bonuses in September 2012.

The  increase in professional fees during the three and nine months ended September 30, 2012 compared to the same 2011 periods primarily represents litigation costs associated with the TruPS related litigation in Delaware which arose in connection with the Transaction and includes reimbursements to trustees for their legal fees and related expenses in that litigation. Additionally, included in professional fees during the three and nine months ended September 30, 2011 was a $0.9 million gain from a loan participation settlement.

The decrease in other non-interest expense during the nine months ended September 30, 2012 compared to the same 2011 period related primarily to lower impairments.  Impairments on real estate owned and loans held for sale declined from $3.5 million during the 2011 nine month period to $1.1 million during the same 2012 period.

BBX Capital Corporation

Credit Quality

The composition of the Parent Company’s loans and real estate owned at the indicated dates was as follows (in thousands):

	September 30,	December 31,
	2012	2011
Nonaccrual loans:
Commercial non-real estate:	$-	948
Commercial real estate:
Residential	3,132	3,703
Land	424	3,432
Total non-accrual loans	3,556	8,083
Allowance for loan losses	-	(784)
Non-accrual loans, net	3,556	7,299
Performing other commercial loans	2,386	2,432
Loans receivable, net	$5,942	9,731
Real estate owned	$10,246	9,137

During the nine months ended September 30, 2012, the Parent Company charged off a $0.9 million commercial non-real estate loan and foreclosed on $3.4 million of land loans.  The Parent Company had established a $0.8 million specific valuation allowance during prior periods on the charged off commercial non-real estate loan.

During the nine months ended September  30, 2012, the Parent Company sold $3.5 million of real estate owned for a $0.4 million gain and invested an additional $1.8 million in a real estate owned property by purchasing a participants interest in the property.

The following table outlines general information about the Parent Company’s non-accrual loans  as of September 30, 2012 (in thousands):

	Unpaid
	Principal	Recorded	Specific	Date loan	Date Placed	Default	Collateral	Date of Last
Relationships	Balance	Investment	Reserves	Originated	on Nonaccrual	Date (2)	Type (3)	Full Appraisal
Residential Land Developers
Borrower No. 1 (1)	$20,005	3,132	-	Q1-2005	Q4-2007	Q1-2008	Residential	Q3-2011
Borrower No. 2	3,060	424	-	Q2-2006	Q4-2008	Q1-2008	Residential	Q2-2011
Total Residential Land Developers	$23,065	3,556	-

(1) During 2008, 2009 and 2010, the Parent Company recognized partial charge-offs on relationship No. 1 aggregating $16.4 million.

(2) The default date is defined as the date of the initial missed payment prior to default.

(3) Acquisition and development (“A&D”).

The loans that comprise the above relationships are all collateral dependent. As such, the Parent Company measures these loans based on the fair value of the collateral less costs to sell. The fair value of the collateral was determined using unadjusted third party appraisals. Management performs quarterly impairment analyses on these credit relationships subsequent to the date of the appraisals and may reduce appraised values if market conditions significantly deteriorate

BBX Capital Corporation

subsequent to the appraisal dates.  However, our policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure.

Changes in the Parent Company’s allowance for loan losses were as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
Balance, beginning of period	$-	-	784	830
Loans charged-off	-	-	(948)	(1,305)
Recoveries of loans previously charged-off	-	20	170	-
Net (charge-offs)	-	20	(778)	(1,305)
(Recovery from) provision for loan losses	-	147	(6)	642
Balance, end of period	$-	167	-	167

The provision for loan losses during the nine months ended September 30, 2012 reflects the charge-off of a $0.9 million commercial non-real estate loan and the related charge-off of the specific valuation allowances established on this non-real estate loans during prior periods.  The $0.2 million recovery relates to the foreclosure of a commercial land loan for which the fair value of the collateral less cost to sell exceeded the recorded investment in the loan.

The $1.3 million of charge-offs during the nine months ended September 30, 2011 were comprised of a $1.2 million charge-off of a commercial land loan for which the Company had maintained a $0.8 million specific valuation allowance and a $0.1 million charge-off of a commercial residential loan.

BBX Capital Corporation Consolidated Financial Condition

Total assets declined by $3.2 billion as a result of the sale of BankAtlantic to BB&T.  The Company retained $603 million of BankAtlantic assets as part of the Transaction including $50 million of cash held in FAR and $82 million of cash held in CAM.   The Company used the cash in CAM to  reimburse BB&T $51 million at the closing of the Transaction for accrued and unpaid interest on the TruPS through July 31, 2012.  FAR used its cash, together with additional cash generated after the consummation of the Transaction to pay down $76 million to BB&T’s 95% preferred interest in FAR and BB&T’s priority return.

The Company’s total assets as of September 30, 2012 were $488.4 million compared to $3.7 billion as of December 31, 2011.  The Company’s total assets as of September 30, 2012 primarily consisted of:

•	Cash obtained from the Transaction and cash inflows from the assets retained of which $5.0 million is restricted for FAR’s operations and the repayment of FAR’s preferred membership interest,
•	Tax certificates in FAR of which $4.8 million were non-performing,
•	Loans held for sale including $19.1 million and $1.3 million of FAR small business and commercial loans and $13.3 million of CAM and BBX commercial loans.
•	Loans receivable including loans in FAR totaling $263.9 million and commercial loans in CAM and BBX totaling $50.7 million.
•

Real estate owned including $22.6 million of properties in FAR of which $13.0 million were commercial real estate and the remaining real estate owned representing commercial real estate in CAM and BBX.

•	Other assets primarily represent a receivable from BB&T for cash collected on loans, tax certificates and real estate owned serviced by BB&T in September 2012.

The Company's total liabilities at September  30, 2012 were $233.6 million compared to $3.7 billion at December 31, 2011.  Total liabilities of $3.5 billion were transferred as a result of the sale of BankAtlantic to BB&T.  The changes in the components of total liabilities are summarized below:

BBX Capital Corporation

•

The Company issued to BB&T a $285 million preferred interest in FAR in exchange for BB&T’s assumption of the Company’s TruPS obligations.  BB&T’s preferred interest in FAR was paid down to $209 million at September 30, 2012 from cash contributed to FAR in connection with the Transaction as well as net cash inflows from FAR assets.

•

Other liabilities as of September 30, 2012 includes $14.0 million of servicer advances on FAR residential loans and accrued expenses primarily consisting of real estate taxes on real estate owned, compensation and professional fees.

•	Subordinated debentures of $22 million were transferred to BB&T; and
•	All deposits were transferred to BB&T.

Liquidity and Capital Resources

On July 31, 2012, BBX completed its previously announced sale of BankAtlantic to BB&T. Under the terms of the Agreement, immediately prior to the sale of BankAtlantic to BB&T, BankAtlantic distributed to BBX the membership interests of FAR and CAM.

CAM’s assets consisted of $82 million of cash and non-performing commercial loans, commercial real estate owned and previously written off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $125 million as of July  31, 2012.  CAM had approximately $1.7 million of liabilities related to these assets as of July 31, 2012.

FAR’s assets consisted of $50 million of cash and performing and non-performing loans, tax certificates and real estate owned that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million  as of July  31, 2012.  FAR had approximately $14.2 million of liabilities related to these assets as of July 31, 2012.  At the closing of the Transaction, the Company transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of the Company’s outstanding TruPS obligations. The Company continues to hold the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company of FAR which was entered into by the Company and BB&T at the closing, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and the Company will thereafter be entitled to any and all residual proceeds from FAR. It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. The Company entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preference amount within seven years.  As a consequence, until BB&T’s preferred interest in FAR is recovered, the cash generated from the activities of FAR will be utilized to pay expenses, fund the priority return and repay the preferred membership interest.

BBX also received from BB&T a cash payment of $6.4 million at the closing of the Transaction in connection with the sale of the stock of BankAtlantic.  As a result of the Transaction, the Company’s stockholders’ equity increased by $308.8 million representing a $290.6 million gain on the sale of BankAtlantic and an $18.2 million reduction in accumulated other comprehensive income.

CAM distributed the $82 million of cash transferred to it at the closing of the Transaction to BBX and BBX utilized  $51.3 million of the cash to reimburse BB&T for all accrued and unpaid interest on the TruPS through the closing of the Transaction, and $7.3 million of the cash to fund transaction costs and payments of certain legal fees and expenses with respect to the now resolved litigation relating to the Transaction brought by certain holders of the TruPS.  The remaining cash of approximately $29 million was available for general corporate purposes.

BBX Capital Corporation

The net cash flows received by BBX from CAM and the cash proceeds from the Transaction are summarized below (in thousands):

Cash received from Transaction:
Cash held in CAM	$81,210
Transaction cash consideration	6,433
Total cash received	87,643
Cash outflows from Transaction:
TruPS accrued and unpaid interest	(51,314)
Legal fees - TruPS litigation	(2,349)
Transaction costs	(5,000)
Total cash outflows	(58,663)
Net cash received from Transaction
by BBX	$28,980

The Company’s principal source of liquidity was its cash holdings, funds obtained from its wholly-owned work-out subsidiary,  the net cash proceeds received in connection with  the Transaction, and $4 million of distributions received from FAR.  While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return.  The balance of BB&T’s preferred membership interest in FAR was approximately $209 million at September 30, 2012.

The Company’s cash at banks excluding FAR’s cash was $33.8 million and the Company had $10.3 million of current liabilities as of September 30, 2012.   The Company expects to obtain funds in subsequent periods from the cash flows on loans and real estate and other assets in CAM and the Company’s existing asset workout subsidiary, each of which is wholly-owned by the Company, and distributions from its 5% preferred interest in the net cash flows from FAR.  The Company also may obtain funds through the issuance of equity and debt securities. The Company anticipates utilizing these funds for general corporate purposes including employee compensation and benefits, servicing costs and real estate owned operating expenses in the near term and anticipates involvement in investments in real estate and other business opportunities as well as specialty finance activities over time as assets are monetized.

BBX Capital Corporation

            The Company’s Contractual Obligations and Off Balance Arrangements as of September 30, 2012 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$208,986	-	-	42,736	166,250
Operating lease obligation	2,183	165	863	916	239
Other obligations	540	155	375	10	-
Total contractual cash obligations	$211,709	320	1,238	43,662	166,489

FAR is required to make quarterly distributions of excess cash obtained from loan payments or the liquidation of assets to pay down its preferred membership interests (which are held 95% by BB&T and 5% by the Company) and the related priority return.  However, if the preference amount represented by BB&T interest exceeds $175 million on July 31, 2015, certain asset must be liquidated within 180 days in order to reduce the preference amount to $175 million Additionally, if the preference amount is not reduced to $100 million by July 31, 2017, certain assets must be liquidated within 180 days in order to reduce the preference amount to $100 million.    If BB&T’s preferred interest in FAR is not fully repaid on July 31, 2019, the remaining assets must be liquidated within 180 days.   The Company entered into an incremental $35 million guarantee in BB&T's favor to further assure BB&T's recovery of its preference amount within seven years.

Operating lease obligations represent minimum future lease payments in which the Company is a lessee for office space.

Other obligations are primarily legally binding agreements with loan servicers that represent fixed payments for a time period greater than one year.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Subsequent to the Transaction, the Company’s market risk primarily consists of interest rate risk on its accruing loans. As a result, the Company’s earnings are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Company has estimated the changes in its interest income based on changes in interest rates.  Presented below is an analysis of the Company’s estimated net interest income over a twelve month period calculated utilizing the Company’s model (dollars in thousands):

As of September 30, 2012
Basis Point	Net
Change	Interest
in Rate	Income
200	$9,691
100	8,972
-	8,253
(100)	7,533
(200)	6,814

BBX Capital Corporation

Additionally, because a significant majority of the Company’s assets consist of loans secured by real estate and real estate owned, the Company’s financial condition and earnings are also affected by changes in real estate values in the markets where the real estate is located.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

            As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September  30, 2012 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

                There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting other than the following changes resulting from the consummation of the Transaction.  After consummation of the Transaction the Company’s internal control over financial reporting no longer includes the review of transactions, receipts and disbursements associated with deposit operations and the investment business unit.

BBX Capital Corporation

PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 as supplemented by Item 1A Risk Factors in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Item 5. Other Information.

On November 12, 2012, the Company, upon the approval of the Compensation Committee of its Board of Directors after consultation with a third party compensation consultant, entered into employment agreements with certain of its executive officers, including Alan B. Levan, the Company’s Chairman and Chief Executive Officer, John E. Abdo, the Company’s Vice Chairman, Jarett S. Levan, the Company’s President, Seth M. Wise, the Company’s Executive Vice President, and John K. Grelle, the Company’s Chief Financial Officer (collectively, the “Executive Officers”).

Under the terms of their respective employment agreements, each of the Executive Officers will receive an annual base salary and be entitled to receive bonus payments under bonus plans established from time to time by the Compensation Committee or otherwise at the discretion of the Compensation Committee. The following table sets forth information regarding the base salary and bonuses paid or payable to the Executive Officers under the employment agreements.

Executive Officer	Base Salary(1)	Bonus(2)	Bonus Opportunity(3)
Alan B. Levan	$ 750,000	$ 1,100,000	200%
John E. Abdo	$ 750,000	$ 1,100,000	200%
Jarett S. Levan	$ 375,000	$ 650,000	80%
Seth M. Wise	$ 375,000	$ 750,000	80%
John K. Grelle	$ 200,000	-	60%

(1)

Represents base salaries for the year ending December 31, 2012. The Compensation Committee will review and have the discretion to increase each Executive Officer’s base salary on an annual basis. The base salaries may not be decreased without the applicable Executive Officer’s written consent.

(2)

Represents discretionary cash bonuses paid to the Executive Officer upon execution of his employment agreement based on a subjective evaluation of his overall performance in areas outside those that can be objectively measured from financial results.

(3)

Represents the Executive Officer’s bonus opportunity, stated as a percentage of his then-current base salary, for each calendar year during the term of the agreement commencing with the year ending December 31, 2012 (hereinafter referred to as the “Annual Bonus”).  Any Annual Bonuses payable for the year ending December 31, 2012 would be in addition to the amounts set forth in the “Bonus” column.

In addition, pursuant to the terms of their respective employment agreements, the Company granted 376,802 shares of restricted stock to each of Mr. Alan Levan and Mr. Abdo, and 188,401 shares of restricted stock to each of Mr. Jarett Levan and Mr. Wise, in each case under the Company’s 2005 Restricted Stock and Option Plan.  These restricted stock awards are in shares of the Company’s Class A Common Stock and are scheduled to vest in four equal annual installments beginning on November 12, 2013, subject to the applicable Executive Officer’s continued employment with the Company and certain other terms and conditions of the awards.

The employment agreements also provide that the Compensation Committee will work with the compensation consultant and the Company’s executive management team to develop a “carried interest” compensation plan in which the Executive Officers will be entitled to participate.

Each employment agreement (other than the employment agreement with Mr. Grelle) has an initial term of three years and provides for annual renewal terms unless either the applicable Executive Officer or the Company elects for the agreement to expire at the end of the then-current term or the agreement is earlier terminated as set forth below.  Mr. Grelle’s employment agreement is for a term expiring on March 31, 2015.

BBX Capital Corporation

Each employment agreement may be terminated by the Company for “Cause” or “Without Cause” or by the Executive Officer for “Good Reason” (as such terms are defined in the employment agreement).  If an employment agreement is terminated with the Company for “Cause,” the applicable Executive Officer will be entitled to receive his base salary through the date of termination.  If an employment agreement is terminated by the Company “Without Cause” or by the Executive Officer for “Good Reason,” the applicable executive officer will be  entitled to receive (i) his base salary through the date of termination (or through March 31, 2015, in the case of Mr. Grelle), (ii) the prorated portion of the Executive Officer’s Annual Bonus (based on the average Annual Bonus paid to him during the prior two fiscal years) through the date of termination and (iii) with respect to Mr. Alan Levan, Mr. Abdo, Mr. Jarett Levan and Mr. Wise, a severance payment as follows.  Each of Mr. Alan Levan and Mr. Abdo will be entitled to receive a severance payment in an amount equal to 2 times the sum of his annual base salary and Annual Bonus opportunity at the date of termination (or 2.99 times the sum of his annual base salary and Annual Bonus opportunity at the date of termination if such termination occurs within two years after a “Change in Control” (as defined in the employment agreement). Each of Mr. Jarett Levan and Mr. Wise will be entitled to receive a severance payment in an amount equal to 1.5 times the sum of his annual base salary and Annual Bonus opportunity at the date of termination (or 2 times the sum of his annual base salary and Annual Bonus opportunity at the date of termination if such termination occurs within two years after a “Change in Control”).  In addition, if an Executive Officer’s employment agreement is terminated by the Company “Without Cause” or by the Executive Officer for “Good Reason,” all incentive stock options and restricted stock awards previously granted to the Executive Officer by the Company but not yet vested will immediately accelerate and fully vest as of the termination date, and the Company will be required to provide the Executive Officer with continued benefits, including, without limitation, health and life insurance, for the following periods: (i) two years following the year in which the termination occurs (or three years following the year in which the termination occurs, if such termination occurred within two years after a Change in Control), in the case of each of Mr. Alan Levan and Mr. Abdo, (ii) eighteen months following the year in which the termination occurs (or two years following the year in which the termination occurs, if such termination occurred within two years after a Change in Control), in the case of each of Mr. Jarett Levan and Mr. Wise, and (iii) through March 31, 2015, in the case of Mr. Grelle.  Each employment agreement will also be terminated upon the Executive Officer’s death, in which case the applicable Executive Officer’s estate will be entitled to receive his base salary through the date of his death and the prorated portion of the Executive Officer’s Annual Bonus (based on the average Annual Bonus paid to him during the prior two fiscal years) through the date of his death.

Each Executive Officer also agreed in his respective employment agreement to enter into a non-disclosure, non-competition, confidentiality and non-solicitation of customers agreement with the Company on terms acceptable to both the Executive Officer and the Company. Entry into such agreement is a condition to the Company’s obligation to make and provide the post-termination payments and benefits described in the preceding paragraph.

The foregoing description of the employment agreements is only a summary and is qualified in its entirety by reference to the full text of the agreements, which are filed as Exhibits 10.1 through 10.5 to this Quarterly Report on Form 10-Q, and are incorporated herein by reference.

BBX Capital Corporation

Item 6.                            Exhibits

                                    Exhibit 10.1                    Employment agreement of Alan B. Levan

                                    Exhibit 10.2                    Employment agreement of John E. Abdo

                                    Exhibit 10.3                    Employment agreement of Jarett S. Levan

                                    Exhibit 10.4                    Employment agreement of John K. Grelle

                                    Exhibit 10.5                    Employment agreement of Seth M. Wise

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

BBX Capital Corporation

November 14, 2012	By	/s/ Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/
Chairman of the Board

November 14, 2012	By:	/s/ John K. Grelle
Date		John K. Grelle
Executive Vice President,
Chief Financial Officer