Form 10-K
period 2012-12-31
BBX CAPITAL CORP
filed 2013-04-01
CIK 921768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2012

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

001-13133

BBX Capital Corporation

(Exact name of registrant as specified in its charter)

01
Florida	65-0507804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 East Las Olas Boulevard
Ft. Lauderdale, Florida	33301
(Address of principal executive offices)	(Zip Code)

(954) 940-4000

(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock,	New York Stock Exchange
Par Value $0.01 Per Share
Preferred Share Purchase Rights	New York Stock Exchange

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

Yes [ X ]  No [  ]

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

Large accelerated filer   [ ]                                                                      Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)                        Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).YES [  ]  NO [ X ]

The aggregate market value of the voting common equity held by non-affiliates was $38.4 million, computed by reference to the closing price of the registrant’s Class A Common Stock on June 30, 2012.  The registrant does not have any non-voting common equity.

The number of shares of the registrant’s Class A Common Stock outstanding on March 8, 2013 was 15,577,464.  The number of shares of the registrant’s Class B Common Stock outstanding on March 8, 2013 was 195,045.

Portions of the registrant’s Definitive Proxy Statement relating to its 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM I.  BUSINESS

BBX Capital Corporation,  which together with its subsidiaries is referred to as “the Company” “we,” “us,” or “our”, and without its subsidiaries is referred to as the “Parent Company” or “BBX Capital” in this report.  The principal assets of the Company consist of its interest in Florida Asset Resolution Group, LLC (“FAR”), BBX Capital Asset Management, LLC (“CAM”) and BBX Partners, Inc. CAM, which was formed in connection with the sale of BankAtlantic to BB&T Corporation (“BB&T”) (described below) and BBX Partners are wholly owned subsidiaries and their primary assets are non-performing commercial loans and real estate owned.  FAR, which was also formed in connection with the sale of BankAtlantic to BB&T, is a special purpose limited liability company whose membership interests are held by BB&T, which holds 95% of FAR’s preferred interests, and BBX Capital, which holds the remaining 5% of the preferred interests and all of the residual common equity interests.  FAR’s primary assets are performing and non-performing loans, tax certificates and real estate owned (formerly held by BankAtlantic). We report our operations through two business segments consisting of FAR and BBX.

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and include words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Future results could differ materially as a result of a variety of risks and uncertainties, many of which are outside of the control of management. These risks and uncertainties include, but are not limited to the impact of economic, competitive and other factors affecting the Company and its assets, including the impact of decreases in real estate values, and increased unemployment or sustained high unemployment rates on our business generally, the ability of our borrowers to service their obligations and the value of collateral securing our loans; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact of the economy and real estate market values on our assets and the credit quality of our loans; the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; the impact of and expenses associated with litigation including but not limited to litigation brought by the SEC; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities and the risks associated with the impact of periodic valuation of our assets for impairment. Past performance and perceived trends may not be indicative of future results.  In addition, this document contains forward looking statements relating to the Company’s ability to successfully implement its currently anticipated business plans, which may not be realized as anticipated, if at all, or which may not be profitable including the Company’s anticipated investment in Woodbridge Holdings, LLC; that the Company’s Class A Common Stock may not meet the requirements for continued listing on the NYSE; and that the assets retained by the Company in CAM and FAR may not be monetized at the values currently ascribed to them.    In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in this annual report on Form 10-K, including Item 1A. Risk Factors.  The Company cautions that the foregoing factors are not exclusive.

The Company

We are a Florida-based company, involved in the ownership, investment, financing and management of real estate and real estate related assets and businesses.  Prior to the sale of BankAtlantic on July 31, 2012, we were a bank holding company and our principal assets were the ownership of BankAtlantic, a federal savings bank.  Accordingly, as a result of such sale, the operations of BankAtlantic except for its commercial lending reporting unit are included in discontinued operations in our financial statements for all periods presented.  Operating financial information for continuing operations shown by segment is included in note 26 to the Company’s Consolidated Financial Statements.

Our Internet website address is www.bbxcapital.com.  Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through our website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  Our Internet website and the information contained in or connected to our website are not incorporated into, and are not part of this Annual Report on Form 10-K.

As of December 31, 2012, we had consolidated total assets of approximately $470.7 million, liabilities of $230.4 million and stockholders’ equity of $240.3 million.

Recent Events

On July 31, 2012, BBX completed the sale to BB&T of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions are referred to in this report as the “Transaction” or the “BB&T Transaction”).  On November 1, 2011, BBX Capital entered into a definitive agreement to sell BankAtlantic to BB&T, which agreement was amended on March 13, 2012 (the “Agreement”). The Agreement was amended to, among other things, provide for the assumption by BB&T of the Company’s $285.4 million in principal amount of outstanding trust preferred securities (“TruPS”) obligations.

Pursuant to the terms of the Agreement, prior to the closing of the BB&T Transaction, BankAtlantic formed two subsidiaries, CAM and FAR.  BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and real estate owned that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to the Company.  At the closing of the BB&T Transaction, the Company transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of the Company’s outstanding TruPS obligations, as described in further detail below. The Company continues to hold the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company agreement of FAR, which was entered into by the Company and BB&T at the closing, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and the Company will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. The Company entered into an incremental $35 million guarantee in BB&T’s favor to further support BB&T’s recovery of the $285 million preferred interest within seven years. BB&T’s preferred interest in FAR as of December 31, 2012 was reduced through cash distributions to $197 million.

Prior to the closing of the BB&T Transaction, BankAtlantic contributed to CAM certain non-performing commercial loans, commercial real estate owned and previously written-off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $125 million as of July 31, 2012.  CAM assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $82 million in cash to CAM.  Prior to the closing of the BB&T Transaction, BankAtlantic distributed all of the membership interests in CAM to the Company.  CAM remains a wholly-owned subsidiary of the Company.

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

At the closing of the BB&T Transaction, BB&T assumed the obligations with respect to the Company’s outstanding TruPS, and the Company paid BB&T approximately $51.3 million, representing all accrued and unpaid interest on the TruPS through closing.  The Company also paid approximately $2.3 million for certain legal fees and expenses with respect to the now resolved TruPS-related litigation brought in the Delaware Chancery Court against the Company by holders of the TruPS and certain trustees.  The Company funded the TruPS accrued interest and the TruPS related legal fees and expenses with proceeds received in the BB&T Transaction.

Following the closing of the sale of BankAtlantic to BB&T, BBX Capital’s activities were focused on managing the assets in CAM and the commercial nonaccrual loans that it services for FAR as well as overseeing the third party servicers that manage the assets for FAR.  The Parent Company also continues to manage the assets held by BBX Partners, its wholly owned asset workout subsidiary established in 2008 (formerly BankAtlantic Bancorp Partners, Inc.) which consisted of approximately $14 million of loans and real estate owned as of December 31, 2012.

As previously disclosed, BBX Capital has entered into a letter agreement with BFC Financial Corporation (“BFC”), the Company’s controlling shareholder, relating to a proposed investment of $71.75 million in Woodbridge Holdings, LLC, which is currently a wholly owned subsidiary of BFC (“Woodbridge”), in connection with the currently proposed acquisition by Woodbridge of Bluegreen Corporation, a New York Stock Exchange listed company (“Bluegreen”).  Woodbridge’s primary asset is 54% of the outstanding shares of Bluegreen.  Pursuant to a merger agreement, dated November 14, 2012, BFC and Woodbridge agreed to acquire Bluegreen in a cash merger pursuant to which Bluegreen’s shareholders (other than BFC, directly or indirectly through its subsidiaries, and shareholders of Bluegreen who duly exercise appraisal rights in accordance with Massachusetts law) will receive consideration of $10.00 in cash for each share of Bluegreen’s common stock that they hold at the effective time of the merger.  Consummation of the merger is subject to, among other things, Woodbridge obtaining the financing necessary to consummate the merger. The aggregate merger consideration is expected to be approximately $150 million.  The merger is expected to be completed early in the 2013 second quarter; however, the merger may not be completed in that time frame, or at all.  It is contemplated that the proposed investment, which is subject to the execution of definitive agreements by BBX Capital and BFC, would be made by BBX Capital at the effective time of the merger in exchange for a 46% equity interest in Woodbridge. BFC would continue to hold the remaining 54% of Woodbridge’s equity interests.  It is anticipated that BBX Capital’s investment in Woodbridge will consist of approximately $60 million in cash and a promissory note in Woodbridge’s favor in the principal amount of approximately $11.75 million. The cash proceeds from the investment are expected to be utilized to fund a portion of the consideration to be paid to Bluegreen’s shareholders in the merger.  The relative rights of BBX Capital and BFC as members of Woodbridge will be set forth in an amended and restated operating agreement which is expected to provide, among other things, for unanimity on certain specified “major decisions” and for pro rata cash distributions based on respective membership interests.  There is no assurance that BBX Capital will enter into definitive agreements with BFC with respect to BBX Capital’s proposed investment in Woodbridge on the contemplated terms, including in the contemplated time frame, or at all, or that Woodbridge will obtain the financing necessary to consummate the merger even if such definitive agreements are reached.

Woodbridge’s principal asset is an investment in its wholly-owned subsidiary, Bluegreen.  Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. Bluegreen markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed and owned by others, in which case Bluegreen earns fees for providing such services. Bluegreen utilizes a points-based system, known as the Bluegreen Vacation Club, pursuant to which purchasers of VOIs are allotted points that represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club and can be used to reserve occupancy at participating resorts. Bluegreen Vacation Club members may use their points to stay in any of Bluegreen Vacation Club’s 61 resorts (as of December 31, 2012) or take advantage of other vacation options, including an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Bluegreen also provides property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to individual purchasers of VOIs, which provides significant interest income to Bluegreen. Bluegreen had total assets of $1.1 billion as of December 31, 2012 and income from continuing operations of $54.3 million and $36.0 million for the years ended December 31, 2012 and 2011, respectively.

Following the BB&T Transaction, the Parent Company requested and received approval from the Federal Reserve for deregistration as a savings and loan holding company effective July 31, 2012. As such, the Parent Company is no longer subject to regulation by the Federal Reserve or restrictions applicable to a savings and loan holding company and is no longer subject to restrictions pursuant to the February 2011 Cease and Desist order entered into by the Parent Company with its regulators (“the Company Order”).

Loan Products and Tax Certificates

BankAtlantic historically offered a number of lending products. BankAtlantic’s lending products were grouped in five loan segments as follows:   residential loans, commercial real estate loans, consumer loans, and small business and commercial non-mortgage loans.  BBX retained loans from the commercial real estate and the commercial non-mortgage loan segments.  FAR retained loans from all five segments.

Residential:    Purchased residential loans were acquired in the secondary markets and were originated by financial institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. Residential loans were typically purchased in bulk and were generally non-conforming loans under agency guidelines due primarily to the size of the individual loans (“jumbo loans”). Some of the purchased residential loans were interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate adjustments or when required amortization of the principal amount commences.  These payment increases could affect a borrower’s ability to repay the loan and result in increased defaults and losses.

Commercial Real Estate: commercial real estate loans were originated in connection with the acquisition, development and construction of various types of properties including office buildings, retail shopping centers, residential construction and other non-residential properties.  Commercial real estate loans were also originated to acquire or refinance existing income-producing properties. These loans were primarily secured by property located in Florida. Due to high concentrations of non-performing and adversely classified commercial real estate and construction loans in the loan portfolio, BankAtlantic generally ceased the origination of commercial real estate loans during the year ended December 31, 2010.

The commercial real estate loan portfolio is divided into four loan classes: commercial residential, commercial owner occupied, commercial land, and commercial other.

Commercial residential real estate loans resulted in significant losses. These loans were originated to developers or home builders for the construction of one to four dwelling units. This class of loans is divided into three categories - builder land bank loans, land acquisition and development loans, and land acquisition, development and construction loans. The builder land bank loan category consists of land loans to borrowers who had land purchase option agreements with regional and/or national builders. The land acquisition and development loan category consists of loans secured by residential land which was intended to be developed by the borrower and sold to homebuilders.  The land acquisition, development and construction loan category consists of loans secured by residential land which was intended to be fully developed by the borrower/developer who also may have had plans to construct homes on the property.

Commercial real estate owner occupied loans are also real estate collateralized loans; however, the primary source of repayment is the cash flow from the business operated on the premises of the property serving as collateral.

Commercial real estate land loans include loans secured by commercial land held for sale or held for investment purposes.  These loans are generally to borrowers who intend to expand the zoning of the property and ultimately sell the property to developers.

Commercial other real estate loans are primarily secured by income producing property which includes shopping centers, office buildings, self storage facilities, and warehouses.

            A percentage of certain commercial real estate loans were sold to other financial institutions as participations.  The loans are administered by us or on our behalf by a third party servicer and participants are provided periodic reports on the progress of the project for which the loan was made. Major decisions regarding the loans are made by the participants on either a majority or unanimous basis. As a result, we generally cannot significantly modify the loans without either majority or unanimous consent of the participants.

Standby Letters of Credit and Commitments:  Standby letters of credit were conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is the same as extending loans to customers. BankAtlantic may have held certificates of deposit, liens on corporate assets and liens on residential and commercial property as collateral for letters of credit.  BankAtlantic issued commitments for commercial real estate and commercial non-mortgage loans.  The Company had no standby letters of credit or commitments as of December 31, 2012.

Commercial non-mortgage loans: These loans are generally business loans secured by the receivables, inventory, equipment, and/or general corporate assets of the borrowers.  These loans generally have variable interest rates that are Prime or LIBOR based and are typically originated for terms ranging from one to five years.

            Consumer: Consumer loans consist primarily of loans to individuals originated through BankAtlantic’s retail network.  The majority of consumer loans are home equity lines of credit secured by a first or second mortgage on the primary residence of the borrower, substantially all of which are located in Florida.

Small Business:  BankAtlantic originated small business loans to companies located primarily in markets within BankAtlantic’s branch network.  Small business loans were primarily originated on a secured basis and do not generally exceed $2.0 million. These loans were generally originated with maturities ranging from one to three years or are due upon demand.  Lines of credit extended to small businesses are due upon demand.  Small business loans have either fixed or variable prime-based interest rates.

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

BBX Business Segment

            BBX’s business strategy

BBX is engaged in the management of its assets and investments.  It currently intends to invest in income producing real estate, real estate developments and real estate joint ventures and to invest in middle market operating businesses.  BBX is seeking to balance its cash needs and the timing of monetizing its existing assets with new investments to maximize the Company’s returns.  In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or with a joint venture partner).  As previously indicated, BBX has committed approximately $71.75 million ($60 million of cash and a $11.75 million note) to acquire an approximately 46% interest in Woodbridge in connection with Woodbridge’s proposed acquisition of all of the outstanding capital stock of Bluegreen not owned by it.   BBX anticipates funding investments and operations through the monetization of CAM and BBX Partners assets, cash flows from its 5% preferred interest in FAR, returns from its investments, such as dividends from its proposed investment in Woodbridge, borrowings and through joint venture partners or solicitation of funds from investors.

The BBX business segment’s primary assets are loans receivable, real estate owned and real estate properties held for sale or development (either directly or through joint ventures) and rights to BankAtlantic’s previously charged off loan portfolio and related judgments which were transferred to us in connection with the consummation of the BB&T Transaction

            BBX’s primary business activities relate to:

•	Managing and, where appropriate, monetizing its portfolio of loans receivable,
•	Managing and, where appropriate, monetizing or developing its portfolio of real estate properties,
•	Maximizing the cash flows from its portfolio of charged-off loans and related judgments, and
•	Pursuing equity and debt investment opportunities in real estate and middle market operating businesses.

The composition of BBX’s loan portfolio was (in thousands):

	As of December 31,
	2012		2011		2010		2009		2008
	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct	Amount	Pct
Loans receivable:
Commercial non-real estate	$6,633	12.42%	118,145	4.83	135,588	4.49	155,226	4.21	144,554	3.34
Commercial real estate	47,975	89.82	680,506	27.79	894,830	29.65	1,166,421	31.61	1,311,046	30.33
Discontinued operations (1)	-	-	1,776,861	72.58	2,148,250	71.18	2,552,936	69.19	3,001,626	69.43
Total	54,608	102.24	2,575,512	105.20	3,178,668	105.32	3,874,583	105.01	4,457,226	103.10
Adjustments:
Unearned discounts (premiums)	(116)	(0.21)	(2,578)	(0.11)	(1,650)	(0.05)	(2,414)	(0.06)	(3,221)	(0.07)
Allowance for loan losses	1,309	2.45	129,887	5.31	162,139	5.37	187,218	5.07	137,257	3.17
Total loans receivable, net	$53,415	100.00%	2,448,203	100.00	3,018,179	100.00	3,689,779	100.00	4,323,190	100.00

(1)	Discontinued operations includes residential, consumer and small business loans.

The composition of BBX’s foreclosed real estate portfolio was as follows (in thousands):

	As of December 31,
	2012	2011	2010	2009	2008
REPOSSESSED ASSETS:
Commercial real estate	$60,164	73,028	54,296	25,442	16,500
Discontinued operations	-	14,146	20,192	10,503	2,545
Total repossessed assets	$60,164	87,174	74,488	35,945	19,045

FAR Business Segment

            FAR’s operations consist of overseeing the management and monetization of its assets through regularly scheduled payments and, where appropriate, orderly liquidations with a view to repaying its priority preferred interest holder and maximizing the cash flows of any remaining assets.  FAR’s assets consist primarily of loans receivable and real estate owned.  FAR also holds a portfolio of tax certificates with a net investment of $3.4 million at December 31, 2012.

The composition of FAR’s loan portfolio as of December 31, 2012 was (in thousands):

	As of December 31,		As of August 1,
	2012		2012
	Amount	Pct	Amount	Pct
Loans receivable: (1)
Commercial non-real estate	$5,373	2.25%	23,124	7.83
Commercial real estate	166,072	69.44	199,633	67.62
Small Business	-	-	21,657	7.33
Residential	54,797	22.91	37,774	12.79
Consumer	16,907	7.07	19,836	6.72
Total	243,149	101.67	302,024	102.29
Adjustments:
Unearned discounts (premiums)	-	-	46	0.02
Allowance for loan losses	4,002	1.67	6,691	2.27
Total loans receivable, net	$239,147	100.00%	295,287	100.00

(1)  See explanation of loan products above.

The composition of FAR’s foreclosed real estate portfolio as of December 31, 2012 was (in thousands):

	December 31,	August 1,
	2012	2012
REPOSSESSED ASSETS:
Residential real estate	$5,802	5,977
Commercial real estate	13,660	6,990
Small business real estate	2,030	3,035
Consumer real estate	505	379
Total repossessed assets	$21,997	16,381

Employees

The Company currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with programs provided by other employers in its markets.

The number of employees at the indicated dates was:

	December 31, 2012		December 31, 2011
	Full-	Part-	Full-	Part-
	time	time	time	time
BBX Capital	33	1	8	-
BankAtlantic	-	-	975	53
Total	33	1	983	53

Competition

The real estate industry is very competitive and the real estate industry has been in a recession for a prolonged period of time.  We face substantial competition from insurance companies, financial institutions, private equity and hedge funds and real estate developers.   We compete with institutions and entities that are larger and have greater resources than the resources available to us.

ITEM 1A.  RISK FACTORS

Our business and operations and the mix of our assets significantly changed as a result of the sale of BankAtlantic to BB&T and our financial condition and results of operations depends on the monetization of our assets at or near their current book values and our results of operations will vary depending upon the timing of such monetization.

As a result of the BB&T Transaction, our business and operations significantly changed from our business and operations prior to the sale of BankAtlantic.  As a consequence, the Company’s financial condition and results of operations will be dependent in the near term, in large part, on our ability to successfully manage and monetize the assets currently held in CAM and BBX Partners and the assets held in FAR which we have been engaged to service, as well as the cash flow we receive based on our interest in FAR.  Additionally, because a majority of FAR’s assets are serviced by a third party servicer, we are also dependent on the ability and efforts of our servicer to efficiently manage and monetize these assets.  Further, nonaccrual loans and real estate are generally not easily salable in the event we decide to liquidate an asset through a sale transaction. Our financial condition and results of operations will be dependent in the longer term on these factors as well as our ability to successfully invest these cash flows.  If the assets held in CAM and BBX Partners and the assets held in FAR are not monetized at or near the current book values ascribed to them, or if these assets are liquidated for amounts less than book value, our financial condition and results of operations would be adversely affected, and our ability to successfully pursue our business goals could be adversely affected.  Because a majority of these assets are nonaccrual and otherwise do not generate income on a regular basis, we do not expect to generate significant revenue or income with respect to these assets until such time as an asset is monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate.  Accordingly, we expect our revenues and results of operations to vary significantly on a quarterly basis and from year to year.

Our current business strategy includes a substantial investment in Woodbridge in connection with its acquisition of Bluegreen which exposes us to risks inherent in the time-share industry.

The Company’s anticipated investment in Woodbridge whose primary asset is all of the outstanding shares of Bluegreen will expose us to risks inherent in the time-share industry. Bluegreen is a New York Stock Exchange listed company that files reports with the SEC.  You can read information about Bluegreen’s business, including the risk factors associated with an investment in Bluegreen in its Form 10-K for the year ended December 31, 2012 filed with the SEC and available on the SEC’s website www.sec.gov.

Our future acquisitions may reduce our earnings, require us to obtain additional financing and expose us to additional risks.

Our business strategy includes investing in or acquiring middle market operating companies and some of these investments and acquisitions may be material. While we will seek investments and acquisitions primarily in companies that provide opportunities for growth, we may not be successful in identifying these opportunities. Investments or acquisitions that we do complete may not prove to be successful or even if successful may not initially generate income, or may generate income on an irregular basis or over a long time period, thus causing our results of operations to very significantly on a quarterly basis and from year to year. Acquisitions may expose us to additional risks and may have a material adverse effect on our results of operations. Any acquisitions we make may:

•	fail to accomplish our strategic objectives;

•	not perform as expected; and/or

•	expose us to the risks of the business that we acquire.

In addition, we will likely face competition in making investments or acquisitions which could increase the costs associated with the investment or acquisition. Our investments or acquisitions may rely on additional debt or equity financing. The issuance of debt will result in additional leverage which could limit our operating flexibility, and the issuance of equity could result in additional dilution to our then-current shareholders. In addition, such financing could consist of equity securities which have rights, preferences or privileges senior to our Class A Common Stock. If we do require additional financing in the future, the financing may not be available when needed or on favorable terms, if at all. Additionally, we do not intend to seek shareholder approval of any investments or acquisitions unless required by law or regulation.

 We plan to conduct some of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest and we may be adversely impacted by  a joint venture partners' failure to fulfill their obligations.

By using joint ventures, we can reduce the amount we invest in real estate properties.  However, our joint venture partners may become financially unable or unwilling to fulfill their obligations under the joint venture agreements. Most joint ventures borrow money to help finance their activities, and although recourse on the loans is generally limited to the joint ventures and their properties, we and our joint venture partners may be required to provide financial support.  If joint venture partners do not perform on their obligations, we may incur significant expenditures which may have an adverse effect on our operating results or financial condition.

The decline in the Florida real estate market has adversely affected, and may continue to adversely affect, our earnings and financial condition.

The deterioration of economic conditions in the Florida residential real estate market, including the cumulative decline in median home prices in all major metropolitan areas in Florida, and the downturn in the Florida commercial real estate market, resulted in substantial non-performing assets and provision for loan losses. The loans retained by the Company in the BB&T Transaction were primarily in the Florida market and adverse changes to the Florida economy or the real estate market may negatively impact the Company’s earnings and financial condition.

Our loan portfolio is concentrated in loans secured by real estate, a majority of which are located in Florida, which makes us susceptible to credit losses from downturns in the real estate market.

Conditions in the United States real estate market deteriorated significantly beginning in 2007, particularly in Florida. The Company’s loan portfolio is concentrated in commercial real estate loans most of which are located in Florida, residential mortgages (nationwide), and consumer home-equity loans (mainly in Florida). The Company has a heightened exposure to credit losses that may arise from this concentration as a result of the significant downturn in the Florida real estate markets. At December 31, 2012,  85% of the Company’s loan portfolio based on book value was located in Florida.

An increase in the Company’s allowance for loan losses will result in reduced earnings.

BBX Capital is exposed to the risk that its borrowers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans will not be sufficient to assure full repayment. The Company’s management evaluates the collectability of its loan portfolio and provides an allowance for loan losses that it believes is adequate based upon such factors as:

•		the risk characteristics of various classifications of loans;

	•	previous loan loss experience;

	•	specific loans that have probable loss potential;

	•	delinquency trends;
a
	•	estimated fair value of the collateral; and
.
	•	current economic conditions;

             Many of these factors are difficult to predict or estimate accurately, particularly in a changing economic environment. The process of determining the estimated losses inherent in the Company’s loan portfolio requires subjective and complex judgments and the level of uncertainty concerning economic conditions may adversely affect our ability to estimate the losses which may be incurred in the loan portfolio. If our evaluation is incorrect and borrower defaults cause losses exceeding the portion of the allowance for loan losses allocated to those loans, or if we perceive adverse trends that require us to significantly increase our allowance for loan losses in the future, our earnings could be significantly and adversely affected.

Non-performing assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2012, the Company’s non-performing loans totaled $204.6 million, or 69% of our loan portfolio. At December 31, 2012, the Company’s non-performing assets (which include non-performing loans and foreclosed real estate) were $293.2 million, or 62% of our total assets. In addition, the Company had approximately 12.8 million in accruing loans that were 31-89 days delinquent at December 31, 2012. Our non-performing assets adversely affect our net income through foreclosure costs, operating expenses and taxes.  Until we monetize these assets, we expect to continue to incur additional losses relating to these non-performing loans and non-performing assets. We record interest income on non-performing loans on a cash basis and generally incur operating losses associated with real estate owned. When we receive the collateral in foreclosures or similar proceedings, we are required to mark the related collateral to the then fair market value, generally based on appraisals of the property obtained by us.  These loans and real estate owned also increase our risk profile, and increases in the level of non-performing loans and non-performing assets adversely affect our results of operations and financial condition.  While we seek to manage our nonperforming assets, decreases in the value of these assets or deterioration in our borrowers’ financial condition, which is often impacted by economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets requires significant commitments of management time.

FAR’s consumer loan portfolio is concentrated in home equity loans collateralized by properties located in South Florida.

The decline in residential real estate prices and higher unemployment throughout Florida over the past several years has resulted in an increase in mortgage delinquencies and higher foreclosure rates. Additionally, in response to adverse conditions in the economy and real estate markets, financial institutions and other lenders have tightened underwriting standards which has limited borrowers’ ability to refinance. These conditions have adversely impacted delinquencies and credit loss trends for home equity loan portfolios.  The majority of FAR’s home equity loans are residential second mortgages that exhibit higher loss severity than residential first mortgages. If home prices remain depressed,  FAR may experience higher credit losses from this loan portfolio. Since the collateral for this portfolio consists primarily of second mortgages, it is unlikely that FAR will be successful in recovering all or any portion of its loan proceeds in the event of a default unless FAR is prepared to repay the first mortgage and such repayment and the costs associated with a foreclosure are justified by the value of the property.

 The cost and outcome of pending legal proceedings may impact our results of operations.

The Company and its subsidiaries are currently parties in ongoing litigation which have resulted in significant non-interest expenses relating to legal and other professional fees. Pending proceedings include litigation which has been brought by the SEC, litigation arising out of our workouts and foreclosures, and legal proceedings associated with BankAtlantic’s tax certificate business. While, based on current information, we believe that we have meritorious defenses in these proceedings, we anticipate continued elevated legal and related costs as parties to the actions and the ultimate outcomes of the matters are uncertain. See Item 3. Legal Proceedings for a further discussion regarding the material legal proceedings to which the Company is currently subject.

 Adverse market conditions may affect our business and results of operations.

Our financial condition and results of operations have been, and may continue to be, adversely impacted as a result of the downturn in the U.S. housing and commercial real estate markets and general economic conditions. Dramatic declines in the national and, in particular, Florida housing markets over the past years, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of our loans and resulted in significant asset impairments, including government-sponsored entities, major commercial and investment banks, and regional and community financial institutions. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors reduced or ceased providing funding to borrowers. This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The continuing economic pressure on consumers and lack of confidence in the financial markets has adversely affected and may continue to adversely affect our business, financial condition and results of operations. Further negative market and economic developments may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for loan losses. A worsening of conditions would likely exacerbate the adverse effects of these difficult market conditions. In particular, we may experience and may continue to be impacted by the following risks in connection with these events:

•

Our borrowers may be unable to make timely repayments of their loans, or the value of real estate collateral securing the payment of such loans may decrease which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which would increase levels of non-performing loans resulting in significant credit losses, and increased expenses and could have a material adverse effect on our operating results.

funds
•

Disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may adversely impact our ability to borrow funds on favorable terms or at all.

.
	•	Continued asset valuation declines could further increase our credit losses and result in additional impairments.

Adverse events in Florida, where our business is currently concentrated, could adversely impact our results and future growth.

The Company’s business, the primary source of repayment for its loans and the real estate collateralizing its loans are primarily concentrated in Florida. As a result, we are exposed to geographic risks, as high unemployment rates, declines in the housing industry and declines in the real estate market have generally been more severe in Florida than in the rest of the country. Adverse changes in laws and regulations in Florida would have a negative impact on our revenues, financial condition and business.   Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes, which may disrupt our operations, adversely impact the ability of our borrowers to timely repay their loans and the value of any collateral held by us, or otherwise have an adverse effect on our results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are unpredictable.

Our recent financial performance may adversely affect our ability to access capital and may have a material adverse effect on our business, financial condition and results of operations.

The Company incurred losses from continuing operations of $28.5 million, $59.5 million and $133.5 million during the years ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

The Company’s ability to fund its operations and investment opportunities may depend on its ability to raise capital in the secondary markets and on its ability to monetize its portfolio of non-performing loans and real estate owned. Its ability to raise additional capital will depend on, among other things, conditions in the financial markets at the time, which are outside of our control, as well as litigation and our financial condition, results of operations and prospects. The failure to obtain capital in amounts needed to fund operations or anticipated investments may have a material adverse effect on our results of operations and financial condition.

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

Provisions in our charter documents and our recently adopted rights agreement may make it difficult for a third party to acquire us and could depress the price of our Class A Common Stock.

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

On February 7, 2013, the Company entered into a Rights Agreement with its stock transfer agent which is designed to preserve certain tax benefits available to the Company. However, because the Rights Agreement provides a deterrent to investors from acquiring a 5% or greater ownership interest in our Class A Common Stock it may have an anti-takeover effect.

A sustained decline in the Company’s Class A Common Stock price may result in the delisting of its Class A Common Stock from the NYSE.

The Company’s Class A Common Stock currently trades on the NYSE. A listed company would be deemed to be below compliance with the continued listing standards of the NYSE if, among other things, the listed company’s average closing price was less than $1.00 over a consecutive 30 trading day period or, with respect to listed companies with shareholders’ equity of less than $50 million, the listed company’s average market capitalization was less than $50 million over a consecutive 30 trading day period. The NYSE’s market capitalization and equity requirements are based on the Company’s publicly traded stock at the holding company level.  While the Company currently meets all NYSE listing requirements, the Company has from time to time in the past failed to maintain compliance with the trading price and market capitalization standards and may in the future fail to maintain the standards.

The loss of key personnel or the failure to attract and retain highly qualified personnel could adversely affect our operations.

Our performance is largely dependent on the talents and efforts of skilled individuals. Our business operations could be adversely affected if we are unable to retain and motivate our existing employees and attract new employees as needed.  During January 2012, the SEC filed a lawsuit against the Company’s Chairman and Chief Executive Officer, Alan B. Levan, alleging violations of securities laws. In addition to injunctive relief and monetary penalties, the complaint seeks an officer and director bar with respect to Mr. Alan Levan. While the Company believes that it and Mr. Levan fully complied with applicable law, the outcome of this litigation is uncertain. In the event Mr. Alan Levan is restricted from serving, or is otherwise unable to serve, as an executive officer and/or director of the Company, the Company and its business, as well as the businesses of its subsidiaries, may be adversely impacted. However, the Company believes that any such adverse impact would be mitigated by the continuation of service of other executive officers, including Mr. Abdo, who serves as a director and Vice Chairman of the Company and Jarett Levan, President, who previously served as President and CEO of BankAtlantic.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

BBX Capital Corporation leases its principal executive offices which are located at 401 East Las Olas Blvd, Fort Lauderdale, Florida, 33301.  The office lease is for 66 months and the expiration date is June 1, 2018.  BBX Capital Corporation has the right to renew the terms of the lease for two additional terms of five years commencing as of the expiration date.

ITEM 3.  LEGAL PROCEEDINGS

Securities and Exchange Commission v. BankAtlantic Bancorp, Inc. and Alan B. Levan, Case No. 12-60082-CV-SCOLA, United States District Court, Southern District of Florida

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, the Company’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BankAtlantic’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in the Company’s  Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The SEC is seeking a finding by the court of violations of securities laws, a permanent injunction barring future violations, civil money penalties and, in the case of Mr. Alan B. Levan, an order barring him from serving as an officer or director of a public company.  Discovery is on-going, and the case is currently set for trial during the two-week period beginning on August 26, 2013. The Company believes the claims to be without merit and intends to vigorously defend the actions.

In re:  New Jersey Tax Sales Certificates Antitrust Litigation v. BBX Capital Corporation f/k/a BankAtlantic Bancorp, Inc., Fidelity Tax, LLC, Gary I. Branse, Michael Deluca and BB&T Corporation, and multiple other individuals and entities who purchased New Jersey tax certificates between 1998 to February 2009, Case No.12-CV-01893-MAS-TJB, United States District Court, District of New Jersey (Trenton)

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly owned subsidiary of CAM, among others as defendants.  BBX Capital and Fidelity Tax were served with the complaint January 8, 2013.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009, all in violation of the Sherman Act, 15 U.S.C. Section 1, the New Jersey Antitrust Act, N.J.S.A. 56:9-3, and the New Jersey Tax Lien Law, N.J.S.A. Section 54:5-1.  During this time period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction. BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013.  BBX Capital believes the claims to be without merit and intends to vigorously defend the actions.

ITEM 4.  Mine Safety Disclosures.

Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY,

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

On March 8, 2013, there were approximately 222 record holders and 16,772,870 shares of the Class A Common Stock issued and outstanding. In addition, there were 195,045 shares of Class B Common Stock outstanding at March 8, 2013.

The following table sets forth, for the periods indicated, the high and low sale prices of the Class A Common Stock as reported by the New York Stock Exchange:

1
	Class A Common
	Stock Price
	High	Low
For the year ended December 31, 2012	$7.25	$1.82
Fourth quarter	7.25	6.22
Third quarter	6.60	5.34
Second quarter	6.67	3.98
First quarter	4.21	1.82

For the year ended December 31, 2011	$7.00	$1.97
Fourth quarter	7.00	1.97
Third quarter	5.90	3.00
Second quarter	5.15	3.45
First quarter	6.65	4.10

The Company has filed, as exhibits to this Annual Report on Form 10-K, the certifications of the Company’s principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company’s public disclosure.

There were no cash dividends paid by the Company during the years ended December 31, 2012 and 2011.    The Company was not permitted to pay dividends pursuant to the Company Order, which was entered into with its regulators on February 23, 2011.  Additionally, commencing in February 2009 and through the consummation of the BB&T Transaction, the Company exercised its right to defer payments of interest on its trust preferred junior subordinated debt.  During the deferral period, the Company was not permitted to pay dividends to its shareholders.  As a result of the deregistration of the Company with the Federal Reserve as a savings bank holding company effective July 31, 2012 and the assumption of the TruPS by BB&T upon consummation of the BB&T Transaction, the Company is no longer subject to restrictions on paying dividends to its shareholders.  However, the Company currently expects to utilize its available cash to pursue opportunities in accordance with its business strategies and does not currently anticipate that it will pay cash dividends to its shareholders during 2013 or for the foreseeable future.

 On June 18, 2010, the Company distributed to each holder of record who owned shares of the Company’s Class A Common Stock and Class B Common Stock on June 14, 2010 0.327 non-transferable subscription rights to purchase shares of Class A Common Stock for each share of Class A and Class B Common Stock owned on that date.  The rights offering was for an aggregate amount of $25 million and each whole subscription right entitled the holder to purchase one share of Class A Common Stock at $7.50 per share. Shareholders who exercised their basic subscription rights in full were given the opportunity to request to purchase additional shares of the Company’s Class A Common Stock that were not subscribed for in the rights offering.  The net proceeds from this rights offering were $19.6 million, net of offering costs. The Company used the net proceeds as part of a $20 million capital contribution to BankAtlantic.

On May 2, 2011, the Company distributed to each record holder of its Class A Common Stock and Class B Common Stock as of May 12, 2011 0.624 non-transferable subscription rights to purchase shares of its Class A Common Stock for each share of Class A and Class B Common Stock owned on that date.  Each whole subscription right entitled the holder to purchase one share of Class A Common Stock at a subscription price of $3.75 per share.   The Company completed the rights offering on June 16, 2011 and issued 3,025,905 shares of its Class A Common Stock. The net proceeds from this rights offering were $11.0 million. The Company used the net proceeds of $11.0 million to fund part of its $20 million capital contribution to BankAtlantic in June 2011.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands except share	For the Years Ended December 31,
and per share data)	2012	2011	2010	2009	2008
Income Statement
Total interest income	$21,804	41,046	49,031	55,113	81,445
Total interest expense	11,926	15,572	14,877	15,572	21,490
Net interest income	9,878	25,474	34,154	39,541	59,955
Provision for loan losses	2,405	37,874	91,455	131,180	87,841
Other non-interest income	6,506	598	1,300	1,042	1,785
Asset impairments	9,931	14,666	5,303	6,964	1,359
Other non-interest expense	51,268	52,524	72,059	78,655	88,471
Loss from continuing operations
before income taxes	(47,220)	(78,992)	(133,363)	(176,216)	(115,931)
(Benefit) provision for income taxes	(18,744)	(19,480)	127	(31,719)	8,461
Loss from continuing operations	(28,476)	(59,512)	(133,490)	(144,497)	(124,392)
Discontinued operations, net of tax (4)	264,238	30,771	(9,760)	(41,322)	(78,247)
Net income (loss)	235,762	(28,741)	(143,250)	(185,819)	(202,639)
Less: net income attributable to
non-controlling interest	-	(336)	(931)	-	-
Net income (loss) attributable to
BBX Capital Corporation	$235,762	(29,077)	(144,181)	(185,819)	(202,639)

(In thousands except share and per	For the Years Ended December 31,
share data)	2012	2011	2010	2009	2008
Basic and diluted earnings per share
Basic and diluted (loss) earnings
from continuing operations	$(1.81)	(4.21)	(12.04)	(30.46)	(41.04)
Basic and diluted earnings (loss) per
share from discontinued operations	16.81	2.17	(0.87)	(8.71)	(25.81)
Basic and diluted earnings (loss) per share (5)	$15.00	(2.04)	(12.91)	(39.17)	(66.85)
Per common share data
Cash dividends declared per
common share Class A (1)	$-	-	-	0.025	0.075
Cash dividends declared per
common share Class B (1)	-	-	-	0.025	0.075
Book value per share (2)	15.24	(1.08)	1.18	14.38	108.59

(In thousands except share		As of December 31,
and per share data)		2012	2011	2010	2009	2008
Balance Sheet (at year end)
Loans, net		$317,310	2,503,804	3,047,944	3,694,326	4,326,651
Securities		3,389	92,923	515,680	432,818	948,592
Total assets		470,703	3,678,119	4,509,433	4,815,617	5,814,557
Deposits		-	3,280,083	3,893,014	3,969,680	3,919,796
Securities sold under agreements
to repurchase and other
short term borrowings		-	-	22,764	27,271	284,423
Other borrowings (3)		207,178	359,114	514,385	613,043	1,284,087
Total equity		240,324	(16,926)	14,743	141,571	243,968
Asset quality ratios
Non-performing assets, net of reserves,
as a percent of total loans, tax
certificates and repossessed assets	%	71.20	15.70	13.70	9.39	6.55
Loan loss allowance as a percent of
non-performing loans		2.60	37.62	42.06	56.56	47.76
Loan loss allowance as a percent
of total loans		1.78	5.04	5.10	4.83	3.08

1.	Cash dividends declared on common shares divided by income from continuing operations.
2.	The denominator of book value per share was computed by combining the number of Class A and Class B shares outstanding at year end for all periods.
3.

Other borrowings consisted of BB&T’s preferred interest in FAR and notes payable as of December 31, 2012.  Other borrowings were primarily FHLB advances, subordinated debentures, and junior subordinated debentures as of December 31, 2011, 2010, 2009 and 2008.

4.

Discontinued operations include the results of operations of BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units for all periods presented.  Discontinued operations for the years ended December 31, 2010, 2009, and 2008 included earnings (losses) from the sale of Ryan Beck of ($0.5) million, $3.7 million and $16.6 million, respectively.

5.

During the year ended December 31, 2009, the Company recognized a tax benefit associated with the enactment of tax legislation that increased the 2009 net operating loss carry-back period from two years to five years.  During each of the years in the five year period ended December 31, 2012, the Company recorded a deferred tax valuation allowance for its entire net deferred tax asset. During the years ended December 31, 2012 and 2011, the Company recognized a tax benefit of $18.7 million and $19.2 million from the reduction in the deferred tax asset valuation allowance associated with income from discontinued operations.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

BBX Capital was organized under the laws of the State of Florida in 1994. BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic and its subsidiaries.  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida and provided traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida.  On July 31, 2012, BBX Capital completed its previously announced sale to BB&T of all of the issued and outstanding shares of capital stock of BankAtlantic, which we refer to together with the transactions related thereto, as the “Transaction” or the “BB&T Transaction.” Following the BB&T Transaction, BBX Capital requested and received approval from the Federal Reserve for deregistration as a savings and loan holding company effective July 31, 2012. As such, BBX Capital is no longer subject to regulation by the Federal Reserve or restrictions applicable to a savings and loan holding company and is no longer subject to the Company Order.

Consolidated Results of Operations

The Company reports its consolidated results of operations in two reportable segments, BBX and FAR.  The BBX reportable segment consists of the activities associated with BBX Capital’s portfolio of loans receivable, and its portfolio of real estate properties,  maximizing the cash flows from its portfolio of charged-off loans, and  pursuing equity and debt investment opportunities in real estate and middle market operating businesses.    The FAR reportable segment consists of the activities associated with overseeing the management and monetization of its assets with a view to repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.  FAR’s activities began on August 1, 2012.

The results of operations of BBX for the years ended December 31, 2012, 2011 and 2010 include the operations of BBX Capital and its subsidiaries other than BankAtlantic and FAR, BankAtlantic’s Commercial Lending reporting unit and all of BankAtlantic’s general corporate overhead.

Loss from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
BBX	$(41,297)	(78,992)	(133,363)
FAR	(5,923)	-	-
Loss from continuing operations
before benefit for income taxes	(47,220)	(78,992)	(133,363)
(Benefit) provision for income taxes	(18,744)	(19,480)	127
Loss from continuing operations	$(28,476)	(59,512)	(133,490)

For the Year Ended December 31, 2012 Compared to the Same 2011 Period:

The improvement in BBX’s  loss from continuing operations during 2012 compared to 2011 was primarily the result of lower provision for loan losses, interest expense and operating expenses and an increase in non-interest income partially offset by a decline in interest income.

The decrease in the provision for loan losses of $40.0 million primarily reflects what management believes to be a stabilization of real estate property values in 2012 resulting in lower write-downs of collateral dependent loans to the fair value of the collateral less cost to sell relative to prior periods. BBX transferred $297.3 million of commercial loans to BB&T in the BB&T Transaction, which contributed to fewer loans migrating to a non-accrual status subsequent to the BB&T Transaction.

The reduction in interest expense of $6.0 million resulted from lower average balances as BB&T assumed all of the Company’s outstanding TruPS obligations as of July 31, 2012 resulting in only seven months of interest expense during 2012 compared to a full year of interest expense during 2011.

The decrease in operating expenses reflects a $5.9 million reduction in occupancy expenses and a $6.0 million reduction in asset impairments partially offset by a $4.7 million increase in professional fees.  The lower occupancy expense reflects the consolidation of back-office facilities during prior periods, the consummation of the BB&T Transaction as of July 31, 2012 and the terms of a transition services agreement entered into with BB&T in connection with the BB&T Transaction that permitted BBX to use office space at its former headquarters at no cost from July 31, 2012 through December 1, 2012.  The decrease in asset impairments reflects fewer assets and lower write downs of real estate owned resulting primarily from lower valuation adjustments from updated property valuations during 2012 compared to the same 2011 period. The increase in professional fees during 2012 compared to 2011 resulted primarily from litigation costs associated with the SEC litigation and higher insurance reimbursements during 2011 compared to 2012 associated with a recently completed class action securities litigation.

The increase in non-interest income of $5.6 million resulted primarily from the sale of $3.6 million of properties retained in the BB&T Transaction for a $5.6 million gain.

The above improvements in BBX’s loss from continuing operations were partially offset by $22.8 million of lower interest income resulting primarily from a significant reduction in loan average balances associated with the transfer of $297.3 million of commercial loans to BB&T upon the sale of BankAtlantic in the BB&T Transaction and the reduction in commercial loan originations during prior periods.

The FAR reportable segment incurred a $5.9 million loss before income taxes from inception (August 1, 2012) through December 31, 2012.  The loss reflects a $4.6 million provision for loan losses associated primarily with consumer and residential loan charge-offs based on updated valuations on non-performing loans.  FAR earned $3.6 million of interest income on its loan portfolio and incurred $2.5 million of interest expense consisting of the priority return of LIBOR plus 200 basis points payable with respect to BB&T’s preferred membership interest.  FAR incurred $2.8 million of non-interest expenses during the five month period associated primarily with foreclosure activities.

For the Year Ended December 31, 2011 Compared to the Same 2010 Period:

BBX’s reduced loss during the year ended December 31, 2011 compared to the same 2010 period resulted primarily from a $53.6 million decline in the provision for loan losses, a $5.1 million reduction in professional fees and a $7.3 million reduction in operating expenses.  The above improvements in BBX’s results of operations were partially offset by a $9.4 million increase in asset impairments and an $8.0 million decline in interest income.

The decrease in the provision for loan losses primarily reflects a slowing in the amount of loans migrating to a delinquency or non-accrual status compared to prior periods.  The amount of nonaccrual loans declined from $273.9 million at December 31, 2010 to $233.3 million at December 31, 2011.  The reduction in the allowance for loan losses resulted primarily from the improvement in loan delinquencies and a significant reduction in loan charge-offs during 2011 compared to 2010.

The decrease in professional fees reflects lower legal fees during 2011 compared to 2010 from a class action securities litigation and higher insurance reimbursements relating to the same matter during 2011.

The decrease in operating expenses reflects lower compensation and occupancy expenses associated with the consolidation of back-office facilities, workforce reductions, and normal attrition. BBX reduced its commercial lending workforce, consisting primarily of lending officers, as commercial loan originations and purchases during 2011 were significantly reduced.

The above reduction in BBX’s loss was partially offset by asset impairments including $2.8 million of lower of cost or market adjustments on loans held for sale during 2011 compared to no adjustments during 2010 and write downs of REO amounting to $11.8 million during 2011 compared to $5.3 million during 2010.

The lower interest income in 2011 resulted primarily from a significant reduction in commercial loan balances.  BBX implemented a strategy to reduce its commercial loan balances during 2010 and 2011 in order to improve regulatory capital ratios as well as comply with the Cease and Desist Order BankAtlantic entered into with its regulator on February 23, 2011 (the “Bank Order”).

Results of Discontinued Operations

Income (loss) from the Company’s discontinued operations was as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Net interest income	$37,384	84,595	102,607
Provision for loan losses	(18,383)	(33,764)	(52,906)
Gain on the sale of BankAtlantic	290,642	-	-
Non-interest income	37,234	124,994	103,905
Non-interest expense	(61,634)	(125,872)	(165,627)
Income from discontinued operations
before provision for income taxes	285,243	49,953	(12,021)
(Provision) benefit for income taxes	(21,005)	(19,182)	2,261
Net income from discontinued operations	$264,238	30,771	(9,760)

For the Year Ended December 31, 2012 Compared to the Same 2011 Period:

The significant increase in income from discontinued operations during the year ended December 31, 2012 compared to the same 2011 period resulted primarily from the gain recognized on the sale of BankAtlantic to BB&T.  As a consequence of the sale, the income from discontinued operations for the year ended December 31, 2012 includes seven months of activity while the 2011 and 2010 periods included twelve months of activity.

Included in income from discontinued operations during the year ended December 31, 2011 was the sale of 19 Tampa branches and related facilities to an unrelated financial institution on June 3, 2011 for a net gain of $38.6 million.  The decline in net interest income and non-interest income during 2012 compared to 2011 resulted primarily from a significant reduction in earning assets and an increasing proportion of investments in low yielding cash balances at the Federal Reserve Bank. The decline in non-interest income resulted primarily from lower deposit fee income mainly due to fewer deposit accounts as a result of the Tampa branch sale and lower overdraft fees. The above reductions in net interest income and non-interest income were partially offset by lower operating expenses.  The decrease in operating expenses reflects lower compensation and occupancy expenses associated with the consolidation of back-office facilities, workforce reductions, normal attrition and elimination of expenses associated with BankAtlantic’s Tampa operations as a result of the completion of the Tampa branch sale.

For the Year Ended December 31, 2011 Compared to the Same 2010 Period:

The increase in income from discontinued operations during the year ended December 31, 2011 compared to the same 2010 period resulted primarily from the $38.6 million gain on the Tampa branch sale, a decline in the provision for loan losses and reduced operating expenses.  The above improvements in discontinued operations were partially offset by a $18.0 million decline in net interest income.

The decrease in the provision for loan losses primarily reflects a slowing in the amount of loans migrating to a delinquency or non-accrual status compared to prior periods and a significant reduction in loan charge-offs during 2011 compared to 2010.

The decrease in operating expenses reflects lower compensation and occupancy expenses associated with the consolidation of back-office facilities, workforce reductions, normal attrition and elimination of expenses associated with BankAtlantic’s Tampa operations as a result of the completion of the Tampa branch sale.

The lower net interest income in 2011 resulted primarily from a significant reduction in earning assets and an increasing proportion of investments in cash at the Federal Reserve Bank.  BBX reduced its asset balances during 2010 and 2011 in an effort to improve regulatory capital ratios.

Provision (benefit) for income taxes

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as discontinued operations or accumulated other comprehensive loss.  However, an exception to the general rule exists when there is a pre-tax loss from continuing operations and pre-tax income from other categories.  In such instances, income from other categories is used to offset the current loss from continuing operations resulting in such offset being reflected in continuing operations.  The offset is limited to the lower of income from other categories or the loss from continuing operations.  As a consequence, the Company recognized a continuing operation benefit for income taxes for the year ended December 31, 2012 in the amount of $18.7 million. The discontinued operations provision for income taxes represents the $18.7 million benefit in continuing operations for the year ended December  31, 2012 plus $2.3 million of additional provision for income taxes included in other comprehensive income that was transferred to discontinued operations as a result of the sale of  BankAtlantic.

The Company recognized a continuing operations benefit for income taxes for the year ended December 31, 2011 in the amount of $19.5 million.  The continuing operations benefit for income taxes was limited by the pre-tax income from discontinued operations.  Also included in the discontinued operations benefit for income taxes during the year ended December 31, 2011 was the recognition of $214,000 of tax benefits upon the resolution of a tax contingency partially offset by an $84,000 tax payment associated with the recapture of low income tax credits.

BBX Results of Operations

The following table is a condensed income statement summarizing the results of operations of the BBX business segment (“BBX”) (in thousands):

	For the Years Ended			Change	Change
	December 31,			2012 vs	2011 vs
	2012	2011	2010	2011	2010
Net interest income	$8,735	25,474	34,154	(16,739)	(8,680)
(Provision for) recovery
from loan losses	2,163	(37,874)	(91,455)	40,037	53,581
Net interest income after
provision for loan losses	10,898	(12,400)	(57,301)	23,298	44,901
Non-interest income	6,187	598	1,300	5,589	(702)
Non-interest expense	(58,382)	(67,190)	(77,362)	8,808	10,172
BBX loss before income taxes	(41,297)	(78,992)	(133,363)	37,695	54,371
(Benefit) provision for income taxes	(16,393)	(19,480)	127	3,087	(19,607)
BBX net loss	$(24,904)	(59,512)	(133,490)	34,608	73,978

Net Interest Income

The reduction in net interest income during each of the years in the three year period ended December 31, 2012 resulted primarily from a significant reduction in the origination and purchase of commercial loans throughout the three year period reflecting BankAtlantic’s efforts to reduce assets in order to improve regulatory capital and the limitations under the Bank Order. The average loan balance declines were also impacted by loan repayments, migration of loans to real estate owned and loan sales. Additionally, pursuant to the BB&T Transaction, $297 million of commercial loans were transferred to BB&T and $223.8 million of commercial loans were transferred to FAR significantly reducing the average balance of commercial loans reported in the BBX reportable segment during the year ended December 31, 2012.  The balances of commercial loans in the BBX reportable segment declined from $1.03 billion as of December 31, 2010 to $799 million as of December 31, 2011 to $56 million as of December 31, 2012.

Provision for loan losses

Changes in the allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
Allowance for Loan Losses:	2012	2011	2010	2009	2008
Balance, beginning of period	$129,887	162,139	187,218	137,257	94,020
Charge-offs :
Commercial real estate	(54,189)	(43,266)	(107,994)	(112,769)	(79,230)
Commercial non-real estate	(15,667)	(8,205)	(996)	(516)	-
Discontinued operations	(22,699)	(60,278)	(65,661)	(72,605)	(38,644)
Total Charge-offs	(92,555)	(111,749)	(174,651)	(185,890)	(117,874)
Recoveries
Commercial real estate	3,882	1,272	1,661	700	-
Commercial non-real estate	893	1,140	716	500	41
Discontinued operations	4,474	5,447	2,834	1,993	1,269
Total recoveries	9,249	7,859	5,211	3,193	1,310
Net (charge-offs)	(83,306)	(103,890)	(169,440)	(182,697)	(116,564)
(Recovery from) provision
for loan losses	(2,163)	37,874	91,455	131,181	87,841
Transfer of allowance for
loan losses to FAR	(6,691)	-	-	-	-
Transfers to held for sale	(48,645)	-	-	-	-
Discontinued operations
provision	12,227	33,764	52,906	101,477	71,960
Balance, end of period	$1,309	129,887	162,139	187,218	137,257

Discontinued operations represents the activity in the allowance for loan losses associated with the Community Banking and Capital Services reporting units.

Commercial real estate loan charge-offs during the year ended December 31, 2012 included $46.7 million of charge-offs related to previously established specific valuation allowances.  BBX charged-off specific valuation allowances on collateral dependent loans during the first quarter of 2012 in accordance with OCC guidance (which is discussed in more detail below).  Excluding these specific valuation allowance charge-offs, commercial real estate charge-offs declined from $108.0 million and $43.3 million during the years ended December 31, 2011 and 2010, respectively, to $7.5 million during the year ended December 31, 2012.  The significant reduction in charge-offs reflected declines in loan balances and the number of loans migrating to a non-accrual status in part reflecting that there were no significant commercial loan originations after December 2008 as well as the transfer of $378.2 million of commercial real estate loans to loans held for sale in March 2012 in connection with the BB&T Transaction.

Commercial non-real estate loan charge-offs during the year ended December 31, 2012 included $12.5 million of charge-offs related to previously established specific valuation allowances. The remaining charge-offs during the year ended December 31, 2012 period related primarily to two asset backed loans.  The commercial non-real estate loan charge-offs during year ended December 31, 2011 related primarily to $7.5 million of charge-offs associated with a factoring joint venture that ceased operations in September 2011.

The reduction in discontinued operations loan charge-offs and provision for loan losses reflects management’s perception of improving economic conditions, declining unemployment rates in Florida and the slowing of the decline in property values for residential and consumer home equity loans.

The commercial real estate loan recoveries resulted primarily from foreclosures as the fair value of the properties less cost to sell was higher than the recorded investment in the loans reflecting what management believed to be improvements in property valuations subsequent to the charge down of the foreclosed loans.

Loans with a recorded investment of $1.9 billion were transferred to assets held for sale as of March 31, 2012 as those loans were anticipated to be transferred to BB&T in the BB&T Transaction.  The allowance for loan losses as of March 31, 2012 associated with these commercial loans was $48.6 million and was included in the above table for the year ended December 31, 2012.

Loans with a recorded investment of $302.0 million were transferred to FAR as of August 1, 2012 in connection with the consummation of the BB&T Transaction.  The allowance for loan losses associated with these loans was $6.7 million and was included in the above table for the year ended December 31, 2012.

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

	December 31, 2012			December 31, 2011			December 31, 2010
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans
Commercial non-mortgage	$1,309	19.73%	12.15%	17,192	14.55%	4.59%	10,786	7.95%	4.27%
Commercial real estate	-	-	87.85	66,269	9.74	26.42	83,859	9.37	28.15
Discontinued operations	-	-	0.00	46,426	2.61	68.99	67,494	3.14	67.58
Total allowance for loan losses	$1,309	2.40	100.00	129,887	5.04	100.00	162,139	5.10	100.00

	December 31, 2009			December 31, 2008
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans
Commercial non-mortgage	$4,515	2.91%	3.24%	3,173	2.20%	3.24%
Commercial real estate	105,288	9.03	29.41	87,535	6.68	29.41
Discontinued operations	77,415	3.03	67.35	46,549	1.50	67.35
Total allowance for loan losses	$187,218	4.83	100.00	137,257	3.08	100.00

Included in the allowance for loan losses in the above table were specific valuation allowances as follows (in thousands):

	December 31,
	2012	2011	2010	2009	2008
Commercial non-real estate	$784	15,408	9,850	174	-
Commercial real estate	-	52,582	62,986	56,153	41,193
Discontinued operations	-	9,257	16,761	14,158	300
Total	$784	77,247	89,597	70,485	41,493

The decrease in the allowance for loan losses at December  31, 2012 compared to the prior periods resulted primarily from the charge-off of specific valuation allowances on collateral dependent loans as well as from the transfer of $1.8 billion of loans and $46.3 million of related allowance for loan losses to BB&T in connection with the sale of BankAtlantic.  The reduction in allowance for loan losses to gross loans in each category also reflects the charge-off of $65.7 million of the specific valuation allowances discussed in the following paragraph and the fact that a higher percentage of the loans which were retained in the BB&T Transaction were non-performing and/or collateral dependent.  An allowance for loan losses was not established for those collateral dependent loans as these loans were instead charged-down to the fair value of the collateral less cost to sell.  The specific valuation allowance as of December  31, 2012 reflects impaired loans measured based on the present value of expected cash flows discounted at the loan’s effective interest rate.

As part of the transition of the regulation of OTS savings associations such as BankAtlantic to the OCC, the OCC provided guidance to thrifts related to their transition to OCC regulatory reporting, which was to be implemented no later than March 31, 2012, including  guidance surrounding specific valuation allowances on collateral dependent loans.  Under OCC guidance, where the appraised value of collateral on a collateral dependent loan was less than the recorded investment of the loan, a charge-off of the amount of the deficiency rather than a specific valuation allowance was generally required.  Management considered the appraisals on its impaired collateral dependent loans, including appraised values and appraisal dates and, during the first quarter of 2012, the Company charged down the recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell.  This charge down consisted entirely of the charging-off of existing specific valuation allowances.  As  a specific valuation allowance was previously established for these loans, the charge-offs did not impact the provision for loan losses or the net loss during the three months ended March 31, 2012, but did reduce the Company’s allowance for loan losses and recorded investment in the loans.  Further, these charge-offs of specific valuation allowances did not  impact the estimation of the allowance for loan losses as the change in the specific valuation allowances was always a factor in the overall estimation of the allowance for loan losses.

At the indicated dates, BBXs non-performing assets, loans contractually past due 90 days or more and still accruing and troubled debt restructured loans were as follows (in thousands):

	As of December 31,
	2012	2011	2010	2009	2008
NON-PERFORMING ASSETS
Commercial real estate	$50,480	213,173	256,271	207,206	229,888
Commercial non-mortgage	3,362	20,120	17,659	23,621	11,386
Discontinued operations	-	115,099	115,173	102,351	47,582
Total non-accrual assets	53,842	348,392	389,103	333,178	288,856
REPOSSESSED ASSETS:
Commercial real estate	60,164	73,028	54,296	25,442	16,500
Discontinued operations	-	14,146	20,192	10,503	2,545
Total repossessed assets	60,164	87,174	74,488	35,945	19,045
Total non-performing assets	$114,006	435,566	463,591	369,123	307,901
Total non-performing assets as
a percentage of:
Total assets	65.26	11.84	10.28	7.67	5.30
Loans, tax certificates and
real estate owned	98.09	15.70	13.70	9.15	6.55
TOTAL ASSETS	$174,691	3,678,119	4,509,433	4,815,617	5,814,557
TOTAL LOANS, TAX CERTIFICATES
AND NET REAL ESTATE OWNED	$116,223	2,774,848	3,383,171	4,035,261	4,702,551
Allowance for loan losses	$1,309	129,887	162,139	187,218	137,257
OTHER ACCRUING IMPAIRED
LOANS
Contractually past due 90 days
or more (1)	$-	80	-	9,960	15,721
Performing impaired loans (2)	-	-	11,880	6,150	-
Troubled debt restructured loans	-	116,954	96,006	107,642	25,843
TOTAL OTHER ACCRUING
IMPAIRED LOANS	$-	117,034	107,886	123,752	41,564

(1)	The majority of these loans had matured and the borrowers continued to make payments under the matured loan agreement or the loan had sufficient collateral to prevent loss.
(2)

BBX believed that it would ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not have been in accordance with the contractual terms of the loan agreement.

The reduction in non-performing assets during the year ended December 31, 2012 compared to prior years resulted from the sale of BankAtlantic to BB&T.  BBX’s loans as of December 31, 2012 are generally collateral dependent loans and in the process of foreclosure.  The reduction in REO balances as of December 31, 2012 compared to December 31, 2011 resulted primarily from the sale of five commercial real estate properties during 2012 with an aggregate book value of $21.7 million.

The increase in non-accrual loans during the three year period ended December 31, 2010 reflected the general deterioration in the national and Florida economy, high unemployment, and the depressed residential real estate market as well as longer than historical time-frames to foreclose on and sell real estate collateral.  Additionally, during 2010, the continued deterioration in the commercial non-residential real estate market resulted in an increase in troubled loans secured by shopping centers, storage facilities, and office buildings.  Residential non-accrual loans increased during the three year period due to prolonged foreclosure time frames, declining property values and high unemployment rates. Non-accrual commercial non-mortgage and small business loans increased primarily due to the deteriorating financial condition of certain of our borrowers, which we believe was the result of Florida’s depressed economy and a reduction in consumer spending associated with high unemployment during the multi-year period.  The increase in commercial real estate non-accrual loans during the three year period ended December 31, 2010 reflects the migration of commercial residential loans to a non-accrual classification during the entire period as well as higher commercial non-residential loans migrating to non-accrual status during the year ended December 31, 2010.  During the year ended December 31, 2011, the decline in real estate values slowed and the economic environment as well as the unemployment rate improved compared to prior periods.

The decline in commercial real estate non-accrual loans during the year ended December 31, 2011 primarily resulted from a decline in loans migrating to a non-accrual status.  During the year ended December 31, 2011, $81.2 million of loans migrated to a non-accrual status while $229.1 million of loans migrated to non-accrual during the same 2010 period.  Additionally, during the year ended December 31, 2011, four non-accrual loans with an aggregate book value of $15.1 million were sold and $33.8 million of commercial real estate non-accrual loans were transferred to real estate owned.

The higher balance of repossessed assets at December 31, 2011 compared to December 31, 2010 resulted primarily from a decline in sales of real estate owned.  During the year ended December 31, 2011, BankAtlantic transferred $51.3 million of loans to real estate owned and sold $28.2 million of real estate owned properties.  During the year ended December 31, 2010, BankAtlantic transferred $61.3 million of loans to real estate owned and sold $52.3 million of real estate owned properties.

The higher repossessed assets balances at December 31, 2010 compared to prior periods reflects increased foreclosures of commercial real estate loans.

Troubled debt restructured loans by loan type were as follows (in thousands):

	As of December 31, 2012		As of December 31, 2011		As of December 31, 2010
	Non-accrual	Accruing	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$10,936	-	108,946	96,146	130,783	70,990
Discontinued operations	-	-	15,813	20,808	12,977	25,016
Total	$10,936	-	124,759	116,954	143,760	96,006

BBX’s commercial loan portfolio includes large loan balance lending relationships. Two relationships accounted for 56.2% of our $53.8 million of non-accrual commercial loans as of December 31, 2012.  The following table outlines general information about these two relationships as of December 31, 2012 (in thousands):

	Unpaid
	Principal	Recorded	Loan	Date of Last
Relationships	Balance	Investment (1)	Class	Full Appraisal
Relationship No. 1	$45,796	19,570	CRE- Residential	Q4-2012
Relationship No. 2	17,642	10,686	CRE- Other	Q1-2012
Total	$63,438	30,256

(1)	Recorded investment is “Unpaid Principal Balance” less charge-offs.

BBX Non-Interest Income

	For the Years Ended			Change	Change
	December 31,			2012 vs	2011 vs
(in thousands)	2012	2011	2010	2011	2010
Income (loss) from
unconsolidated companies	$281	(255)	1,054	536	(1,309)
Net gains on the sales of
assets held for sale	5,580	504	85	5,076	419
Other	326	349	161	(23)	188
Total non-interest income	$6,187	598	1,300	5,589	(702)

The non-interest income (loss) from unconsolidated companies during 2012, 2011 and 2010 represented equity earnings from the trusts formed to issue the TruPS.  The equity earnings during the year ended December 31, 2012 represented seven months of activity as the trusts were acquired by BB&T as of July 31, 2012 in connection with the assumption by BB&T of all of the Company’s TruPS obligation upon consummation of the BB&T Transaction.

The net gains on the sales of assets held for sale during the year ended December 31, 2012 primarily represents the sale of two properties retained by BBX in the BB&T Transaction for a $5.6 million gain.  The properties were acquired by BankAtlantic for branch and back office facilities expansion.

The net gains on the sales of assets held for sale during the year ended December 31, 2011 primarily represent $2.1 million of gains recognized on the sale of $5.6 million of commercial loans.   These gains on loan sales were partially offset by a $1.5 million other than temporary decline in value of an equity investment in a financial institution.

The net gains on the sales of assets held for sale during the year ended December 31, 2010 represent net gains on the sales of commercial loans.

Other income for the year ended December 31, 2012 primarily related to deposit overdraft recoveries and retention of a $67,000 non-refundable deposit associated with a contract to sell a real estate owned property.

Other income for the year ended December 31, 2011 related primarily to the sale of property and equipment and fees from BFC for services provided to BFC.

Other income for the year ended December 31, 2010 related primarily to BFC service fees and miscellaneous income from commercial lending activities.

BBX Non-Interest Expense

	For the Years Ended			Change	Change
	December 31,			2012 vs	2011 vs
(in thousands)	2012	2011	2010	2011	2010
Employee compensation and benefits	$21,920	22,439	28,606	(519)	(6,167)
Occupancy and equipment	4,622	10,492	11,516	(5,870)	(1,024)
Professional fees	14,733	10,006	15,101	4,727	(5,095)
Asset impairments	8,635	14,666	5,303	(6,031)	9,363
Other	8,472	9,587	16,836	(1,115)	(7,249)
Total non-interest expense	$58,382	67,190	77,362	(8,808)	(10,172)

Accounting rules require that BankAtlantic’s general corporate overhead be included in its entirety in BBX’s non-interest expense as part of continuing operations for each of the years in the three year period ended December 31, 2012.  However, because the BB&T Transaction was completed on July 31, 2012, only BankAtlantic’s general corporate overhead during the seven month period ended July 31, 2012 was included in BBX’s non-interest expense for the year ended December 31, 2012. In connection with the BB&T Transaction, BBX entered into a transition services agreement with BB&T pursuant to which, among other things, former employees of BankAtlantic would provide specified services to BBX at no cost to BBX until the later of such date that they are no longer employed by BB&T or October 2012 and BBX had the right to utilize office space at BankAtlantic’s former headquarters at no cost until December 2012.   As a consequence, BBX did not recognize compensation expenses during the two months ended September 30, 2012 for services performed on behalf of BBX by these BB&T employees as the fair value of the costs of these services was not material.  BBX’s cost structure significantly changed as a result of the reduction in general overhead associated with the consummation of the BB&T Transaction. The reduction in general corporate overhead was partially offset by the relocation of BBX’s corporate headquarters in December 2012 and the hiring of 33 former BankAtlantic employees.

The decline in employee compensation and benefits expense for each of the years in the three year period ended December 31, 2012 resulted primarily from workforce reductions. BankAtlantic had significantly reduced its commercial lending workforce since January 1, 2010, consisting primarily of fewer lending officers, loan processors and loan underwriters, through reductions in force and normal attrition as commercial loan originations and purchases during the three year period significantly declined from historical levels.  This reduction in the number of employees resulted in lower health insurance, payroll taxes, and share-based compensation.  The above reductions in compensation expense during the year ended December 31, 2012 were partially offset by $7.3 million in executive bonuses.

The decline in occupancy and equipment expenses for the year ended December 31, 2012 compared to the same 2011 period resulted primarily from the closing of the BB&T Transaction on July 31, 2012 and lower general overhead expenses due primarily to consolidation of back-office facilities. The decline in occupancy and equipment expenses for the year ended December 31, 2011 compared to 2010 reflects lower lease expenses, real estate taxes and utilities due primarily to the consolidation of back office facilities.

The increase in professional fees during the year ended December 31, 2012 compared to the same 2011 period resulted primarily from legal costs associated with the SEC litigation. BBX also received higher insurance reimbursement during 2011 compared to 2012.  BBX also incurred legal costs during 2012, 2011 and 2010 for loan modification, loan work-out and loan foreclosure expenses.

The decline in professional fees during the year ended December 31, 2011 compared to the same 2010 period reflects lower legal and consulting fees.  The lower legal fees in 2011 primarily reflected higher legal expenses in 2010 relating to a class action securities litigation trial during 2010 and higher insurance reimbursements relating to the same matter during 2011.  Consulting fees declined from $2.8 million during 2010 to $0.9 million during 2011 as BBX incurred significant fees in 2010 associated with investment banking and other advisory services in connection with prior efforts to sell BankAtlantic.

Asset impairments during the year ended December 31, 2012 represented $9.1 million of writedowns on real estate owned and $0.7 million of impairments on loans held for sale compared to $11.8 million and $5.3 million of writedowns on real estate owned and $2.8 million and $0 of impairments on loans held for sale during the year ended December 31, 2011 and 2010, respectively. The writedowns on real estate owned and the impairments on loans held for sale were the result of updated valuations.

Other non-interest expenses consisted of the following:

	For the Years Ended			Change	Change
	December 31,			2012 vs	2011 vs
(in thousands)	2012	2011	2010	2011	2010
Insurance	$3,232	4,125	4,114	(893)	11
Foreclosed asset activity, net	1,594	(852)	4,057	2,446	(4,909)
Executive services	952	2,060	2,972	(1,108)	(912)
Other	1,529	4,254	5,693	(2,725)	(1,439)
Total other non-interest expense	$7,307	9,587	16,836	(2,280)	(7,249)

The decline in insurance expense for the year ended December 31, 2012 compared to prior periods resulted primarily from the sale of BankAtlantic and the corresponding reduction in insurance premiums included in general corporate overhead.  The increase in foreclosed asset activity, net during year ended December 31, 2012 compared to the same 2011 period resulted primarily from $2.1 million of gains from the sale of real estate owned during the year ended December 31, 2011 compared to  $79,000 of gains during the same 2012 period.  The remaining increase in foreclosed asset activity, net resulted from higher real estate owned operating expenses associated with an increased number of real estate owned properties during 2012 compared to 2011.  The lower executive services expenses during the year ended December 31, 2012 compared to the same 2011 period resulted primarily from the termination of the shared services agreements with BFC upon consummation of the BB&T Transaction.  The decline in executive services during the year ended December 31, 2011 compared to the same 2010 period reflects reduced shared service personnel during 2011 compared to 2010.

The decline in other expenses during the year ended December 31, 2012 compared to the same 2011 period resulted from lower operating expenses associated with the sale of BankAtlantic.  The decline in other expenses during the year ended December 31, 2011 compared to the same 2010 period reflected lower advertising and promotion costs during 2011 compared to 2010 as well as lower operating costs associated with the consolidation of back office facilities and the reduction in the workforce.

FAR Results of Operations

FAR commenced operations on August 1, 2012 and the results of operations of the FAR business segment relate only to the period from August 1, 2012 through December 31, 2012.

From Inception Through
December 31,
(in thousands)	2012
Interest income	$3,610
BB&T priority return in FAR distribution	(2,467)
Net interest income	1,143
Provision for loan losses	4,568
Net interest income after
provision for loan losses	(3,425)
Non-interest income	319
Non-interest expense:
Professional fees	488
Asset impairments	1,296
Other	1,033
Non-interest expense	2,817
FAR loss before income taxes	(5,923)
Benefit for income taxes	(2,351)
FAR net loss	$(3,572)

FAR’s interest income during the five months ended December 31, 2012 resulted primarily from $2.9 million of commercial loan interest income with the balance from small business, consumer and residential loans.

Interest expense during the five month period ended December 31, 2012 represents the priority return associated with the preferred membership interests in FAR. BBX’s 5% share of the priority distribution of $118,000 was eliminated in consolidation.  The priority return is LIBOR + 200 basis points per annum on the unpaid preferred membership interest preference amount.  The preferred membership interest preference amount was reduced from $300 million as of August 1, 2012 to $207.2 million as of December 31, 2012.  FAR utilized cash receipts primarily from asset liquidations to repay the preference amount and fund the priority return.  As of December 31, 2012, BB&T and BBX’s preferred membership interest preference amount in FAR was $196.9 million and $10.3 million, respectively.

BankAtlantic contributed to FAR loans and other assets and liabilities and distributed the membership interest in FAR to BBX Capital immediately prior to the sale of BankAtlantic. As such, transfer of the loans to FAR was accounted for at historical cost as it was a transaction between entities under common control.  The allowance for loan losses associated with the transferred loans was $6.7 million at the transfer date (August 1, 2012).

The activity in the allowance for loan losses during the five month period ended December 31, 2012 was as follows (in thousands):

For the Year Ended
December 31,
Allowance for Loan Losses:	2012
Balance, at August 1, 2012	$6,691
Charge-offs :
Commercial non-real estate	(3,570)
Commercial real estate	(1,497)
Small business	(1,524)
Consumer	(2,280)
Residential	(1,939)
Total Charge-offs	(10,810)
Recoveries of loans
previously charged-off	3,553
Net charge-offs	(7,257)
Provision for loan losses	4,568
Balance, end of period	$4,002

Commercial non-real estate charge-offs related primarily to asset backed loans where the borrower ceased business operations and the inventory and/or accounts receivables were liquidated for less than the recorded investment of the loans.  The commercial real estate charge-offs were primarily the result of updated valuations on collateral dependent loans.  Small business charge-offs related largely to the valuation of the entire small business loan portfolio upon the transfer of the portfolio to loans held for sale.  Consumer and residential loan charge-offs mainly reflect updated valuations on loans past due greater than 120 days and an increase in utilization of short sales.  The recoveries of loans previously charged-off resulted primarily from loan short sales where the principal repayments received in connection with the sale of the property were greater than the recorded investment of the loans and from loans transferred to real estate owned where the fair value of the collateral less cost to sell was greater than the recorded investment of the loans.

Non-interest income during the five month period ended December 31, 2012 represents the gain on the sale of a $4.6 million loan.

Professional fees primarily consisted of legal fees in connection with the foreclosure and loan collection activities.  Professional fees also include the pursuit of deficiency judgments on charged off loans.

Asset impairments consisted of a $0.6 million provision for tax certificate losses and $0.7 million of lower of cost or market valuation allowance adjustments on loans held for sale. The tax certificate provision resulted primarily from charge-offs of out of state tax certificates.  FAR recognized a $0.5 million impairment charge upon the transferring of residential loans from loans held for sale to loans held for investment.  The valuation allowance for small business loans held for sale was increased by $0.2 million during the fourth quarter of 2012 based on updated loan valuations.

Non-interest expense consisted of the following (in thousands):

From Inception Through
December 31,
2012
Gains on sales of real estate owned	$(816)
Asset servicing expenses	622
Foreclosure expenses	1,163
Foreclosed assets activity, net	64
Total other non-interest expense	$1,033

The gains on the sale of real estate owned resulted primarily from the sale of residential properties.  Asset servicing expenses were fees to loan and real estate management companies to service FAR’s loans and real estate owned.  FAR has $252 million of loans and real estate owned serviced by third parties.  Foreclosure expenses were primarily the payment of real estate taxes on delinquent collateral dependent loans as well as legal expenses incurred in connection with foreclosure and collection activities.  Foreclosed assets activity, net represents real estate owned operating expenses net of income from operating properties.  FAR’s income producing properties are primarily shopping centers, golf courses and office facilities.

The composition of FAR’s loans and real estate owned at the indicated dates was as follows (in thousands):

	As of
	December 31,	August 1,
	2012	2012
NON-PERFORMING ASSETS
Tax certificates	$6,391	5,145
Residential (1)	44,622	55,632
Commercial real estate	95,436	104,661
Commercial non-mortgage	-	1,138
Small business	2,845	3,352
Consumer	7,859	8,552
Total non-accrual assets (2)	157,153	178,480
REPOSSESSED ASSETS:
Residential real estate	5,802	5,977
Commercial real estate	13,660	6,990
Small business real estate	2,030	3,035
Consumer real estate	505	379
Total repossessed assets	21,997	16,381
Total non-performing assets	$179,150	194,861
Total non-performing assets as
a percentage of:
Total assets	60.44	49.31%
Loans, tax certificates and
real estate owned	64.95	55.05%
TOTAL ASSETS	$296,012	395,136
TOTAL LOANS, TAX CERTIFICATES
AND NET REAL ESTATE OWNED	$295,507	353,984
Allowance for loan losses	$4,002	6,691
Tax certificates	$6,948	8,541
Allowance for tax certificate losses	$3,559	3,519
OTHER ACCRUING IMPAIRED
LOANS
Troubled debt restructured loans	$48,400	79,069

(1)  Includes $16.1 million and $21.3 million of interest-only residential loans as of December 31, 2012 and August 1, 2012, respectively.

(2) Includes $91.7 million and $105.3 million of troubled debt restructured loans as of December 31, 2012 and August 1, 2012, respectively.

Non-performing assets declined to $179.2 million at December 31, 2012 from $194.9 million as of August 1, 2012.

The decrease in non-accrual loans during the five months ended December 31, 2012 reflected charge-offs, loan repayments, and the transfer of loans to real estate owned.  The increase in tax certificate non-accrual balances primarily resulted from the placing of out-of-state certificates on non-accrual due to the condition of the underlying properties.  The decrease in non-accrual residential loans largely reflected the liquidation of residential loans through short sales and the transfer of loans to real estate owned.  The decline in commercial real estate non-accrual balances primarily resulted from a $4.6 million pay-down on a commercial land loan and the transfer of commercial real estate loans to real estate owned.  The reduction in non-accrual commercial non-mortgage loans reflected the charge-off of an asset-based loan as a result of the borrower ceasing business operations.  The decline in small business non-accrual loans mainly resulted from the transfer of $0.8 million of loans to real estate owned.  The reduction in non-accrual consumer loans was due primarily to charge-offs.

The higher balance of repossessed assets at December 31, 2012 compared to August 1, 2012 resulted primarily from foreclosures of two commercial real estate loans aggregating $6.0 million. During the five months ended December 31, 2012, FAR transferred $11.5 million of loans to real estate owned and sold $5.8 million of real estate owned properties.

FAR’s accruing impaired loans at December 31, 2012 and August 1, 2012 consisted of troubled debt restructured loans where the borrower was in compliance with the loan’s modified terms.  The decline in accruing impaired commercial loans resulted primarily from the transfer of two commercial real estate troubled debt restructured loans aggregating $22 million to non-accrual. The increase in accruing impaired residential loans mainly reflects loans returning to an accruing status.  Modified non-accrual loans are generally returned to an accruing status when the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period.

FAR’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of December 31, 2012		As of August 1, 2012
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$82,872	31,633	93,111	54,504
Small business	1,833	4,881	1,637	5,733
Consumer	1,438	8,191	1,577	9,833
Residential	5,525	3,695	8,965	1,872
Total	$91,668	48,400	105,290	71,942

FAR’s commercial loan portfolio includes large loan balance lending relationships. Four relationships accounted for 63% of FAR’s  $95.4 million of non-accrual commercial loans as of December 31, 2012.  The following table outlines general information about these four relationships as of December  31, 2012 (in thousands):

	Unpaid
	Principal	Recorded	Loan	Date of Last
Relationships	Balance	Investment (1)	Class	Full Appraisal
Commercial Non-Residential
Developers
Relationship No. 1	$22,273	14,924	CRE- Other	Q1-2012
Relationship No. 2	11,277	11,277	CRE- Residential	Q3-2012
Relationship No. 3	21,911	21,911	CRE- Other	Q2-2012
Relationship No. 4	24,790	12,109	CRE- Other	Q4-2012
Total	$80,251	60,221

(1)	Recorded investment is the “Unpaid Principal Balance” less charge-offs.

 The loans that comprise the above relationships are all collateral dependent. As such, FAR measures these loans based on the fair value of the collateral less costs to sell. The fair value of the collateral was determined using unadjusted third party appraisals. Management performs quarterly impairment analyses on these credit relationships subsequent to the date of the appraisals and may reduce appraised values if market conditions significantly deteriorate subsequent to the appraisal dates.  However, our policy is to obtain a full appraisal within one year from the date of the prior appraisal, unless the loan is in the process of foreclosure.

The majority of residential loans in FAR’s purchased loan portfolio are residential jumbo loans and many of these loans have outstanding loan balances that may be significantly higher than related collateral values as a result of real estate value declines in the housing markets. Additionally, loans that were originated during 2005, 2006 and 2007 have experienced greater deterioration in collateral value since the origination dates than loans originated in prior years resulting in higher loss experiences in these groups of loans. Also, FAR has residential loans in California, Florida, Arizona and Nevada, which are states that have experienced especially elevated foreclosures and delinquency rates.

The purchased residential loan portfolio includes interest-only loans. The terms of these loans provide for possible future increases in a borrower’s loan payments when the contractually required repayments adjust due to interest rate changes and the required amortization of the principal amount begins.  These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses which could result in additional provisions for residential loan losses.

At December 31, 2012, FAR’s residential loan portfolio included $17.8 million of interest-only loans of which $16.1 million were non-accrual loans.

The following table presents purchased residential loans by year of origination segregated by amortizing and interest only loans at December  31, 2012 (dollars in thousands):

	Amortizing Purchased Residential Loans
Year of	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Origination	Principal	Investment	Origination	LTV(1)	at Origination	FICO Scores(2)	Delinquent	at Origination(3)
2007	$3,597	2,110	81.87%	173.76%	689	541	3,065	41.91%
2006	5,490	3,556	73.82%	136.78%	697	576	5,282	39.54%
2005	7,661	4,229	77.69%	126.15%	707	588	7,301	35.78%
2004	19,329	14,720	74.86%	84.39%	710	582	16,127	36.43%
Prior to 2004	5,404	4,568	72.27%	46.43%	645	566	3,701	34.31%

	Interest Only Purchased Residential Loans
Year of	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
Origination	Principal	Investment	Origination	LTV(1)	at Origination	FICO Scores(2)	Delinquent	at Origination(3)
2007	$9,488	5,253	77.48%	135.88%	739	595	8,909	36.34%
2006	14,131	7,731	77.77%	148.54%	731	604	13,643	32.97%
2005	4,344	2,882	72.33%	108.99%	707	619	3,721	39.71%
2004	1,368	971	76.67%	127.41%	734	636	1,368	33.69%
Prior to 2004	980	961	59.11%	55.47%	678	582	980	40.97%

The following table presents purchased residential loans by geographic area segregated by amortizing and interest-only loans at December  31, 2012 (dollars in thousands):

	Amortizing Purchased Residential Loans
	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Principal	Investment	Origination	LTV(1)	at Origination	FICO Scores(2)	Delinquent	at Origination(3)
Arizona	$310	284	73.90%	45.78%	741	554	302	45.11%
California	7,755	6,080	73.26%	84.31%	697	609	5,048	37.00%
Florida	10,475	6,340	78.08%	113.18%	694	552	10,234	35.89%
Nevada	773	318	92.50%	154.43%	696	577	773	35.72%
Other States	22,169	16,161	72.30%	73.85%	689	578	19,119	37.88%

	Interest Only Purchased Residential Loans
	Unpaid	Recorded	LTV at	Current	FICO Scores	Current	Amount	Debt Ratios
State	Principal	Investment	Origination	LTV(1)	at Origination	FICO Scores(2)	Delinquent	at Origination(3)
Arizona	$883	317	80.00%	168.55%	767	551	883	38.12%
California	6,554	4,204	73.11%	106.37%	730	632	5,487	33.21%
Florida	6,879	3,697	71.81%	140.02%	726	591	6,880	34.58%
Nevada	1,162	414	78.31%	176.13%	727	597	1,162	36.00%
Other States	14,832	9,166	79.00%	138.11%	727	601	14,209	36.34%

(1)  Current loan-to-values (“LTV”) for the majority of the portfolio were obtained as of the fourth quarter of 2012 from broker price opinions.

(2)  Current FICO scores based on borrowers for which FICO scores were available as of the fourth quarter of 2012.

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

	December 31, 2012			August 1, 2012
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans
Commercial non-real estate	$427	7.95%	2.20%	$706	3.05%	7.65
Commercial real estate	2,207	1.33	68.31	4,224	2.12	66.10
Small business	-	0.00	-	1,115	5.15	7.17
Residential real estate	107	0.20	22.54	239	0.63	12.51
Consumer	1,261	7.46	6.95	407	2.05	6.57
Total allowance for loan losses	$4,002	1.65%	100.00%	$6,691	2.22%	100.00

The decline in the allowance for loan losses for commercial non-real estate loans reflects loan payoffs partially offset by an increase in the allowance to gross loans due to a higher historical loss experiences.  The decrease in the residential loans allowance for loan losses resulted primarily from lower outstanding balances and improved loss experiences.  The entire small business loan portfolio was transferred to loans held for sale in September 2012 and measured at the lower of cost or market value.  Upon transfer, FAR recognized a $1.3 million charge-off and eliminated the small business allowance for loan losses.  The increase in consumer allowance for loan losses reflects higher historical loss experiences during the five month period and a deterioration of the credit quality in the consumer loan portfolio as evidenced by declining credit scores.

Included in allowance for loan losses in the above table were specific valuation allowances. FAR’s specific valuation allowances by loan type were as follows (in thousands):

	December 31,	August 1,
	2012	2012
Commercial	$836	1,207
Small business	-	790
Total	$836	1,997

The reduction in specific valuation allowances resulted primarily from the charge-off of commercial non-mortgage valuation allowances and improved cash flow estimates on loans measured by the present value of discounted cash flows.  The small business valuation allowances was eliminated upon the transfer of the entire portfolio to loans held for sale.

BBX Capital Corporation Consolidated Financial Condition

Total assets declined by $3.2 billion as a result of the closing of the BB&T Transaction.  The Company retained $603 million of BankAtlantic assets as part of the BB&T Transaction, including $50 million of cash held in FAR and $82 million of cash held in CAM.   The Company used the cash in CAM to reimburse BB&T $51 million at the closing of the BB&T Transaction for accrued and unpaid interest on the TruPS through July 31, 2012.  FAR used its cash, together with additional cash generated through monetization of its assets during the five months ended December 31, 2012 to pay down $88.1 million of BB&T’s preferred interest in FAR and to fund the associated priority return of $2.2 million.

The Company’s total assets as of December 31, 2012 were $470.7 million compared to $3.7 billion as of December 31, 2011.  The Company’s total assets as of December 31, 2012 consisted primarily of:

·

Cash obtained in connection with the consummation of the BB&T Transaction and cash inflows primarily from the liquidation of assets of which $6.6 million is restricted for FAR’s operations and the repayment of FAR’s preferred membership interests,

·	Tax certificates in FAR of which $6.4 million were not accruing interest,
·

Loans held for sale includes $18.8 million and $1.3 million of small business and commercial loans held by FAR, of which $4.1 million were nonaccrual, and $4.7 million of commercial loans held by CAM, of which $4.7 million were nonaccrual.

·	Loans receivable, including loans in FAR totaling $243.1 million, of which $146.6 million were nonaccrual, and commercial loans in BBX totaling $54.6 million of which $49.1 million were nonaccrual.
·	Real estate owned, including $22.0 million of properties in FAR and $60.2 million of commercial real estate properties in BBX.
·	Office properties and equipment consisting primarily of office space leasehold improvements.
·	Other assets consisting primarily of prepaid insurance and maintenance contracts.

The Company's total liabilities at December  31, 2012 were $230.4 million compared to $3.7 billion at December 31, 2011.  Total liabilities of $3.5 billion were assumed by BB&T upon consummation of the BB&T Transaction.  The Company’s total liabilities consisted primarily of:

·

The Company issued to BB&T a $285 million preferred interest in FAR in exchange for BB&T’s assumption of the Company’s TruPS obligations.  BB&T’s preferred interest in FAR was paid down to $196.9 million at December 31, 2012 from cash contributed to FAR in connection with the consummation of the BB&T Transaction as well as net cash inflows from FAR assets since August 1, 2012.

·

Two promissory notes aggregating $10.3 million in a non performing loan and real estate owned property issued to third parties in connection with the Company’s acquisition of such parties’ participation interests, and

·

Other liabilities as of December 31, 2012 includes $13.2 million of servicer advances on FAR residential loans and accrued expenses consisting primarily of real estate taxes on real estate owned, compensation and professional fees.

Liquidity and Capital Resources

The Company’s principal source of liquidity was its cash holdings, funds obtained from scheduled payments on and sales of its loans, sales of real estate,  income from income producing real estate, the net cash proceeds received in connection with the BB&T Transaction, and $5 million of distributions received from FAR.  While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return.  The balance of BB&T’s preferred membership interest in FAR was approximately $197 million at December 31, 2012.

The Company’s cash at banks, excluding cash held by FAR, was $56.3 million at December 31, 2012.  The Company had $10.3 million of current liabilities as of December 31, 2012.   As previously indicated, BBX Capital

has committed to make a $71.75 million investment in Woodbridge consisting of $60 million of cash and a promissory note in Woodbridge’s favor in the principal amount of approximately $11.75 million. The proposed investment would be made in connection with Woodbridge’s proposed acquisition of all of the outstanding shares of Bluegreen.  There is no assurance that the Company will enter into definitive agreements with BFC with respect to the Company’s proposed investment in Woodbridge on the contemplated terms, including in the contemplated time frame, or at all, or that Woodbridge will consummate the merger even if such definitive agreements are reached.  The Company expects that it will receive dividends from time to time from its investment in Woodbridge.  However, these dividend distributions will be dependent on and subject to the results of operations, cash flows and business plans of Bluegreen, Woodbridge’s wholly owned subsidiary, as well as restrictions contained in Bluegreen’s debt facilities, and therefore may not receive dividends from Woodbridge in the time frames or amounts anticipated, or at all. The Company also expects to obtain funds in subsequent periods from cash flows on loans and real estate and other assets in CAM and BBX Partners, each of which is wholly-owned by the Company, and distributions from its 5% preferred interest in the net cash flows from FAR.  The Company also may seek to obtain funds through borrowings or the issuance of equity securities. The Company anticipates utilizing these funds for general corporate purposes, including employee compensation and benefits, administrative and occupancy expenses, servicing costs and real estate owned operating expenses in the near term and to the extent of available liquidity, to pursue its business strategy of pursuing investments, directly or through joint ventures, in real estate (which may include acquisition and/or development) and middle market operating businesses as well as specialty finance activities over time as assets are monetized.

A significant source of liquidity is the liquidation of loans and real estate owned.  During the five months ended December 31, 2012 (the period subsequent to the BB&T Transaction), the net proceeds from the liquidation of assets were approximately $30.1 million and $47.8 million for BBX and FAR, respectively.

We issued two promissory notes during 2012 in connection with the acquisition of two separate third party participant interests in a non-performing commercial loan and in a real estate owned property where the Company had the remaining participant interests.  One note, which was issued by CAM, has a principal amount of $9.0 million, matures on February 1, 2020,  bears interest at the “Wall Street Journal Prime Rate” plus 100 basis points per annum and is payable monthly.  The note is payable interest only for the first year and commencing on January 1, 2014 and continuing each succeeding month, CAM is required to make a $27,000 monthly principal payment.  The note will be secured by a mortgage on the property collateralizing the commercial real estate loan once foreclosure of the collateral is finalized.  The note may be prepaid in whole or in part without a prepayment fee.  BBX Capital entered into a $4.5 million unconditional limited guaranty to further support the repayment of the note.  The note was recorded at a $0.5 million premium as the fair value of the participant’s interest in the collateral had a fair value less cost to sell of $8.5 million.  The non-performing commercial real estate loan had a recorded investment of $19.6 million at December 31, 2012.

The other note, issued by CAM, has a principal amount of $2.5 million.  This note had an effective date of December 31, 2012, matures on December 31, 2017, and bears interest at a fixed rate of 8.00% per annum. The note is interest-only payable monthly until maturity.  The note may be prepaid in whole or in part without a prepayment fee.

The net cash flows received by the Parent Company from CAM and the cash proceeds from the BB&T Transaction are summarized below (in thousands):

Cash received from Transaction:
Cash held in CAM	$81,210
Transaction cash consideration	6,433
Total cash received	87,643
Cash outflows from Transaction:
TruPS accrued and unpaid interest	(51,314)
Legal fees - TruPS litigation	(2,349)
Transaction costs	(5,000)
Total cash outflows	(58,663)
Net cash received from Transaction
excluding cash held by FAR	$28,980

Consolidated Cash Flows

A summary of our consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Net cash provided by (used in):
Operating activities	$5,806	61,875	117,766
Investing activities	(798,773)	667,147	336,314
Financing activities	90,708	(472,294)	(175,119)
(Decrease) increase in cash and
cash equivalents	$(702,259)	256,728	278,961

The decrease in cash flows from operating activities during 2012 compared to 2011 resulted primarily from losses from continuing operations and the decline in proceeds on the sales of loans held for sale.

The decrease in cash flows from operating activities during 2011 compared to 2010 reflected primarily a decline in proceeds on the sales of loans and net interest income as well as lower customer fee income.

The significant declines in cash flows from investing activities during 2012 compared to 2011 resulted primarily from cash outflows in connection with the sale of BankAtlantic and lower proceeds from the sales of securities available for sale.

The increase in cash flows from investing activities during 2011 compared to 2010 resulted primarily from maturities of short-term securities available for sale and a decrease in the purchases of securities available for sale.  The increase in cash flows from investing activities was partially offset by cash outflows from the sale of the Tampa branches.

The increase in cash flows from financing activities during 2012 compared to 2011 resulted primarily from a net increase in deposits and lower repayments by borrowers during 2012 compared to the same 2011 period.  The above increases in cash flows from financing activities were partially offset by proceeds from the issuance of common stock during 2011.

The decrease in cash flows from financing activities during 2011 compared to 2010 resulted primarily from deposit outflows.  In order to improve regulatory capital ratios, BankAtlantic reduced its assets by decreasing its public deposits, short-term borrowings and FHLB advances.  The above decreases in cash flows from financing activities were partially offset by proceeds from the issuance of common stock.

The Company had commercial loan commitments of $438,000 as of December 31, 2012.

The Company’s Contractual Obligations and Off Balance Arrangements as of December 31, 2012 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$196,877	-	-	-	196,877
Operating lease obligation	1,939	211	755	800	173
Notes payable	11,505	324	648	2,829	7,704
Other obligations	490	270	220	-	-
Total contractual cash obligations	$210,811	805	1,623	3,629	204,754

FAR is required to make quarterly distributions of excess cash obtained from loan payments or the liquidation of assets to pay down its preferred membership interests (which are held 95% by BB&T and 5% by the Company) and the related priority return.  If BB&T’s preferred interest in FAR is not fully repaid on July 31, 2019, the remaining assets must be liquidated within 180 days.  The Company entered into an incremental $35 million guarantee in BB&T's favor to further support BB&T's recovery of its preference amount within seven years.

Operating lease obligations represent minimum future lease payments in which the Company is a lessee for office space.

Notes payable consisted of two promissory notes secured by loans receivable and real estate owned.  See Note 18 to the “Notes to Consolidated Financial Statements” for more information regarding the Company’s notes payable.

Other obligations are primarily legally binding agreements with loan servicers that represent fixed payments for a time period greater than one year.

The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome and the ultimate resolution of litigation are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of December 31, 2012 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.  See Note 21 to the “Notes to Consolidated Financial Statements” for more information regarding the Company’s legal matters.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the Consolidated Statements of Operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, the valuation of loans held for sale, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions and accounting for contingencies.  The two accounting policies that we have identified as critical accounting policies are allowance for loan losses and impairment of long-lived assets including real estate acquired in connection with foreclosure or in satisfaction of loans. See note 1, Summary of Significant Accounting Policies to the “Notes to Consolidated Financial Statements”, for a detailed discussion of our significant accounting policies.

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

The second component of the allowance for loan losses requires us to group loans that have similar credit risk characteristics so as to form a basis for estimating probable losses inherent in the group of loans based on historical loss percentages and delinquency trends as it relates to the group.  Management assigns a quantitative allowance to these groups of loans by utilizing historical loss experiences.  Management uses a historical loss experience by portfolio between six months and one year.  The historical loss period is selected based on management’s judgment and a change in this loss period may result in material changes to the quantitative loss allowance.  Management also assigns a qualitative allowance to these groups of loans in order to adjust the historical data, if necessary, for qualitative factors that exist currently that were not present in the historical data. These qualitative factors include delinquency trends, actual loan classification migration trends, economic and business conditions, concentration of credit risk, loan-to-value ratios, credit scores, non-performing loan trends and external factors. In deriving the qualitative allowance, management uses significant judgment to qualitatively adjust the historical loss experiences for current trends that existed at period end that were not reflected in the calculated historical loss ratios and to adjust the allowance for the changes in the current economic climate compared to the economic environment that existed historically. A subsequent change in data trends or the external environment may result in material changes in this component of the allowance from period to period.

Management believes that the allowance for loan losses reflects a reasonable estimate of incurred credit losses as of the statement of financial condition date. As of December 31, 2012, our allowance for loan losses was $5.3 million. See “Provision for Loan Losses” for a discussion of the amounts of our allowance assigned to each loan product. The majority of the Company’s loans are collateral dependent and resulted in the Company recognizing a charge-off for the amount that the recorded investment in the loan exceeded the fair value of the collateral less cost to sell.  The estimated allowance, which was derived from the above methodology, may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas where our borrowers or the collateral for our loans are located, especially in Florida.  These factors are beyond management’s control.  Accordingly, we may incur credit losses in excess of the amounts estimated by our allowance for loan losses.

We analyze our loan portfolio quarterly by monitoring the credit quality, loan-to-value ratios, credit scores, historical trends, delinquency trends and economic conditions. As a consequence, our allowance for loan losses estimates will change from period to period.  We believe that our performance in subsequent periods will be highly sensitive to changes in the Florida real estate market as well as the recovery of the Florida economy, availability of mortgage financing and the severity of unemployment in Florida and nationally.  If real estate and economic conditions deteriorate, we are likely to experience significantly increased credit losses.

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

During the year ended December 31, 2012 and 2011, we recognized impairment on real estate owned of $9.1 million and $11.8 million, respectively. We generally utilize broker price opinions and third party appraisals to assist us in determining the fair value of real estate owned.  The appraisers or brokers use professional judgment in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date when current appraisals are not available.  The assumptions used to calculate the fair values are generally Level 3 inputs and are highly subjective and extremely sensitive to changes in market conditions. The assumptions used are representative of assumptions that we believe market participants would use in fair valuing these assets or lease contracts, but different assumptions may result in significantly different results. We validate our assumptions by comparing completed transactions with our prior period fair value estimates and we may check our assumptions against multiple valuation sources. The outstanding balance of real estate owned was $82.2 million and $87.2 million, respectively, as of December 31, 2011 and 2010. The amount ultimately realized upon the sale of these properties may be significantly different than the recorded amounts. Future events, including volatility in real estate values, may cause us to have additional impairments or recoveries of long-lived assets in the foreseeable future.

Dividends

The Company was not permitted to pay dividends pursuant to the Company Order.  Additionally, Commencing in February 2009 and through the consummation of the BB&T Transaction, the Company exercised its right to defer payments of interest on its trust preferred junior subordinated debt.  During the deferral period, the Company was not permitted to pay dividends to its shareholders.  As a result of the deregistration of the Company with the Federal Reserve as a savings bank holding company effective July 31, 2012 and the assumption of the

TruPS by BB&T upon consummation of the BB&T Transaction, the Company is no longer subject to restrictions on paying dividends to its shareholders.  However, the Company currently expects to utilize its available cash to pursue opportunities in accordance with its business strategies and does not currently anticipate that it will pay cash dividends to its shareholders during 2013 or for the foreseeable future.

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

Subsequent to the BB&T Transaction, the Company’s market risk primarily consists of interest rate risk on its accruing loans. As a result, the Company’s earnings are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Company has estimated the changes in its interest income based on changes in interest rates.  Presented below is an analysis of the Company’s estimated net interest income over a twelve month period calculated utilizing the Company’s model (dollars in thousands):

As of December 31, 2012
Basis Point	Net
Change	Interest	Percent
in Rate	Income	Change
+200	$12,689	34.10%
+100	11,705	23.71%
0	9,462	0.00%
-100	7,884	-16.68%
-200	6,316	-33.25%

Additionally, because a significant majority of the Company’s assets consist of loans secured by real estate and real estate owned, the Company’s financial condition and earnings are also affected by changes in real estate values in the markets where the real estate is located.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Management’s Report on Internal Control over Financial Reporting	F-2
Report of Independent Registered Certified Public Accounting Firm - PricewaterhouseCoopers LLP	F-3
Consolidated Statements of Financial Condition as of December 31, 2012 and 2011	F-5
Consolidated Statements of Operations for each of the years in the three year period ended
December 31, 2012	F-6
Consolidated Statements of Comprehensive Income (Loss) for each of the years
in the three year period ended December 31, 2012	F-7
Consolidated Statements of Stockholders’ Equity for each of the
years in the three year period ended December 31, 2012	F-8
Consolidated Statements of Cash Flows for each of the years in the three year period ended
December 31, 2012	F-13
Notes to Consolidated Financial Statements	F-15

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2012, of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.  PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in its report which appears herein.

/s/ Alan B. Levan

Alan B. Levan

Chairman, and

Chief Executive Officer

/s/ John K. Grelle

John Grelle

Executive Vice President

Chief Financial Officer

April 1, 2013

 Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

BBX Capital Corporation

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, consolidated statements of total equity (deficit) and comprehensive income (loss), and consolidated statements of cash flows present fairly, in all material respects, the financial position of BBX Capital Corporation and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of  their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As explained in note 1, the Company disposed of BankAtlantic, its wholly-owned subsidiary, during 2012.

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

PricewaterhouseCoopers LLP

Miami, Florida

April 1, 2013

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(In thousands, except share data)	2012	2011
ASSETS
Cash and interest bearing deposits in banks ($6,615 in VIE as of 12/31/2012) (See Notes 1,21)	$62,873	770,292
Securities available for sale, at fair value (See Note 5)	-	46,435
Tax certificates, net of allowance of $3,559 and $7,488 ($3,389, net of allowance of $3,559 in VIE as of 12/31/12) (See Note 6)	3,389	46,488
Loans held for sale ($20,052 in VIE at 12/31/2012) (See Note 7)	24,748	55,601
Loans receivable, net of allowance for loan losses of $5,311 and $129,887 ($242,506, net of allowance of $4,003 in VIE at 12/31/2012) (See Note 7)	292,562	2,448,203
Accrued interest receivable ($1,636 in VIE at 12/31/2012)	1,675	18,432
Real estate owned ($21,997 in VIE at 12/31/2012) (See Note 7)	82,161	87,174
Real estate held for sale (See Note 8)	889	3,898
Office properties and equipment, net (See Note 10)	1,096	139,165
Other assets ($13 in VIE at 12/31/2012) (See Note 20)	1,310	8,221
Investments in unconsolidated companies (See Note 9)	-	10,106
Federal Home Loan Bank ("FHLB") stock, at cost which approximates fair value (See Note 14)	-	18,308
Goodwill (See Note 11)	-	13,081
Prepaid FDIC deposit insurance assessment	-	12,715
Total assets	$470,703	3,678,119
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities:
BB&T preferred interest in FAR, LLC ($196,877 in VIE at 12/31/2012) (See Notes 1,4)	$196,877	-
Notes payable (See Note 18)	10,301	-
Other liabilities ($13,603 in VIE at 12/31/2012) (See Notes 20,21)	23,201	55,848
Deposits (See Note 13)	-	3,280,083
Subordinated debentures (See Note 17)	-	22,000
Junior subordinated debentures (See Note 17)	-	337,114
Total liabilities	230,379	3,695,045
Commitments and contingencies (Note 21)
Stockholders' Equity (Deficit):
Preferred stock, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Class A common stock, $.01 par value, authorized 25,000,000
shares; issued and outstanding 15,577,464 and 15,434,564 shares	155	154
Class B common stock, $.01 par value, authorized 1,800,000
shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	331,097	329,995
Accumulated deficit	(90,930)	(326,692)
Accumulated other comprehensive loss	-	(20,385)
Total stockholders' equity (deficit)	240,324	(16,926)
Total liabilities and stockholders' equity (deficit)	$470,703	3,678,119

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011	2010
Interest Income	$21,804	41,046	49,031
Interest expense:
BB&T's priority return in FAR distributions	2,231	-	-
Interest on subordinated debentures	9,695	15,572	14,877
Total interest expense	11,926	15,572	14,877
Net interest income	9,878	25,474	34,154
Provision for loan losses (See Note 7)	2,405	37,874	91,455
Net interest income (expense) after
provision for loan losses	7,473	(12,400)	(57,301)
Non-interest income:
Income (loss) from unconsolidated companies (See Note 9)	281	(255)	1,054
Net gains on the sales of assets held for sale	5,899	504	85
Other	326	349	161
Total non-interest income	6,506	598	1,300
Non-interest expense:
Employee compensation and benefits (See Note 20)	21,920	22,439	28,606
Occupancy and equipment (See Notes 10,21)	4,622	10,492	11,516
Professional fees	15,221	10,006	15,101
Asset impairments	9,931	14,666	5,303
Other	9,505	9,587	16,836
Total non-interest expense	61,199	67,190	77,362
Loss from continuing operations
before income taxes	(47,220)	(78,992)	(133,363)
Benefit (provision) for income taxes (See Note 12)	(18,744)	(19,480)	127
Loss from continuing operations	(28,476)	(59,512)	(133,490)
Discontinued operations
Income from discontinued operations (including gain on disposal of $290,642) (See Note 3)	285,243	49,953	(12,021)
Provision (benefit) for income taxes (See Notes 3,12)	21,005	19,182	(2,261)
Income from discontinued operations	264,238	30,771	(9,760)
Net income (loss)	235,762	(28,741)	(143,250)
Less: net income attributable to non-controlling interest	-	(336)	(931)
Net income (loss) attributable to
BBX Capital Corporation	$235,762	(29,077)	(144,181)
			(Continued)

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)
	For the Years Ended December 31,
	2012	2011	2010
Basic earnings (loss) per share (See Note 23)
Continuing operations	$(1.81)	(4.21)	(12.04)
Discontinued operations	16.81	2.17	(0.87)
Basic earnings (loss) per share	$15.00	(2.04)	(12.91)
Diluted earnings (loss) per share (See Note 23)
Continuing operations	$(1.81)	(4.21)	(12.04)
Discontinued operations	16.81	2.17	(0.87)
Diluted earnings (loss) per share	$15.00	(2.04)	(12.91)

Cash dividends per Class A share	$-	-	-
Cash dividends per Class B share	$-	-	-
Basic weighted average number
of common shares outstanding	15,720,217	14,227,370	11,166,951
Diluted weighted average number
of common and common
equivalent shares outstanding	15,720,217	14,227,370	11,166,951

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(In thousands, except share and per share data)	2012	2011	2010
Net income (loss)	$235,762	(28,741)	(143,250)

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities available for sale	(659)	(762)	940
Provision for income taxes	-	-	39
Unrealized (loss) gain on securities available for sale, net of tax	(659)	(762)	901
Net change from defined benefit plan	-	(5,464)	1,655
Provision for income taxes	-	-	2,222
Net change from defined benefit plan, net of tax	-	(5,464)	(567)
Reclassification adjustments:
Net realized loss from settlement of defined benefit plan (less income tax benefit of $2,222)	22,428	-	-
Realized net periodic pension costs	-	(1,111)	(1,356)
Net realized gain on securities available for sale (less income tax benefit of $39, $0, and $0)	(1,384)	(6,960)	(3,140)
Reclassification adjustments	21,044	(8,071)	(4,496)
Other comprehensive income (loss), net of tax	20,385	(14,297)	(4,162)
Comprehensive income (loss)	256,147	(43,038)	(147,412)
Less: net income attributable to non-controlling interest	-	(336)	(931)
Total comprehensive income (loss) attributable to
BBX Capital Corporation	$256,147	(43,374)	(148,343)

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2012

			(Accumulated	Accumulated
		Additional	Deficit)	Other	BBX Capital	Non-
	Common	Paid-in	Retained	Comprehensive	Corporation	Controlling	Total
(In thousands)	Stock	Capital	Earnings	Loss	Equity	Interest	Equity
BALANCE, DECEMBER 31, 2009	$99	296,832	(153,434)	(1,926)	141,571	-	141,571
Net loss	-	-	(144,181)	-	(144,181)	931	(143,250)
Other comprehensive loss				(4,162)	(4,162)	-	(4,162)
Cumulative effect of change in accounting principle						307	307
Non-controlling interest distributions						(780)	(780)
Issuance of Class A common stock	26	19,575	-	-	19,601		19,601
Share-based compensation expense	-	1,456	-	-	1,456		1,456
BALANCE, DECEMBER 31, 2010	$125	317,863	(297,615)	(6,088)	14,285	458	14,743
							(CONTINUED)

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2012

			(Accumulated	Accumulated	BBX Capital
		Additional	Deficit)	Other	Corporation	Non-
	Common	Paid-in	Retained	Comprehensive	Equity	Controlling	Total
(In thousands)	Stock	Capital	Earnings	Loss	(Deficit)	Interest	Equity (Deficit)
BALANCE, DECEMBER 31, 2010	$125	317,863	(297,615)	(6,088)	14,285	458	14,743
Net loss	-	-	(29,077)	-	(29,077)	336	(28,741)
Other comprehensive loss				(14,297)	(14,297)	-	(14,297)
Non-controlling interest distributions						(794)	(794)
Issuance of Class A common stock	31	10,969	-	-	11,000		11,000
Share-based compensation expense	-	1,163	-	-	1,163		1,163
BALANCE, DECEMBER 31, 2011	$156	329,995	(326,692)	(20,385)	(16,926)	-	(16,926)
							(CONTINUED)

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2012

				Accumulated	BBX Capital
		Additional		Other	Corporation	Non-	Total
	Common	Paid-in	(Accumulated	Comprehensive	Equity	Controlling	(Deficit)
(In thousands)	Stock	Capital	Deficit)	Loss	(Deficit)	Interest	Equity
BALANCE, DECEMBER 31, 2011	$156	329,995	(326,692)	(20,385)	(16,926)	-	(16,926)
Net income	-	-	235,762	-	235,762	-	235,762
Other comprehensive income	-	-	-	20,385	20,385	-	20,385
Share based compensation expense	1	1,102	-	-	1,103	-	1,103
BALANCE, DECEMBER 31, 2012	$157	331,097	(90,930)	-	240,324	-	240,324

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2012	2011	2010
Operating activities:
Net income (loss)	$235,762	(28,741)	(143,250)
Adjustment to reconcile net income (loss) to net cash
provided by operating activities:
Provision and valuation allowances, net (1)	30,962	88,637	155,743
Restructuring charges, impairments and exit activities	1,370	2,991	14,645
Depreciation, amortization and accretion, net	6,129	15,386	19,047
Share-based compensation expense	1,103	1,163	1,456
Securities activities, net	(22)	(5,435)	(2,864)
Net (gains) losses on sales of real estate owned, real estate
and loans held for sale and office properties and equipment	(9,208)	(6,051)	1,352
Gain on the sale of BankAtlantic	(290,642)	-	-
Gain on the sale of Tampa branches	-	(38,603)	-
Deferred income tax provision (benefit)	2,261	-	(2,261)
Deferred interest on junior subordinated debentures	9,961	14,729	14,051
Net costs associated with debt redemption	-	1,125	60
Originations of loans held for sale, net	(12,173)	(3,961)	(49,593)
Proceeds from sales of loans held for sale	13,127	19,495	52,678
Equity earnings in unconsolidated companies	(281)	255	(1,054)
Decrease in real estate held for development and sale	-	-	5,206
Decrease in accrued interest receivable	5,624	3,578	10,269
Decrease in other assets	6,867	11,664	48,737
Increase (decrease) in other liabilities	4,966	(14,357)	(6,456)
Net cash provided by operating activities	5,806	61,875	117,766
			(CONTINUED)

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2012	2011	2010
Investing activities:
Proceeds from redemption and maturities of tax certificates	26,271	61,851	118,471
Investment in interest bearing deposits	(496)	-	(45,560)
Proceeds from maturities of interest bearing deposits	5,903	39,905	-
Purchase of tax certificates	(1,820)	(21,887)	(102,118)
Purchase of securities available for sale	-	-	(308,195)
Proceeds from sales of securities available for sale	32	90,980	58,846
Proceeds from maturities of securities available for sale	13,668	285,505	144,834
Redemption of FHLB stock	9,980	25,249	5,194
Net repayments of loans	331,478	366,560	382,759
Proceeds from the sale of loans receivable	5,864	35,414	59,697
Additions to real estate owned and held for sale	(2,501)	(312)	(970)
Proceeds from sales of real estate owned and held for sale	55,434	35,325	26,924
Proceeds from the sale of property and equipment	1,168	1,307	426
Purchases of office property and equipment, net	(823)	(1,345)	(3,994)
Net cash outflow from sale of BankAtlantic including $51.3 million of deferred TruPS interest	(1,242,931)	-	-
Net cash outflow from sale of Tampa branches	-	(251,405)	-
Net cash (used in) provided by investing activities	(798,773)	667,147	336,314
Financing activities:
Net increase (decrease) in deposits	178,831	(289,716)	(76,666)
Prepayments of FHLB advances	-	(40,020)	(2,061)
Net (repayments) proceeds of FHLB advances	-	(130,000)	(110,000)
Net decrease in securities sold under agreements
to repurchase	-	(21,524)	(2,944)
Net decrease in other short term borrowings	-	(1,240)	(1,563)
BB&T preferred interest in FAR distributions	(88,123)	-	-
Prepayments of bonds payable	-	-	(661)
Repayment of notes and bonds payable	-	-	(45)
Proceeds from issuance of Class A common stock	-	11,000	19,601
Noncontrolling interest distributions	-	(794)	(780)
Net cash provided by (used in) financing activities	90,708	(472,294)	(175,119)
(Decrease) increase in cash and cash equivalents	(702,259)	256,728	278,961
Cash and cash equivalents at the beginning of period	764,636	507,908	234,797
Cash and cash equivalents held for sale	-	-	(5,850)
Cash and cash equivalents at end of period	$62,377	764,636	507,908
			(CONTINUED)

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2012	2011	2010
Cash paid (received) for:
Interest on borrowings and deposits	$61,809	16,132	25,508
Income taxes payments (refunds)	(1,053)	84	(31,692)
Supplementary disclosure of non-cash investing and
financing activities:
Assumption of TruPS obligation by BB&T	285,000	-	-
Loans and tax certificates transferred to REO	46,375	54,903	61,276
Loans held-for-sale transferred to loans receivable	14,185	-	-
Loans receivable transferred to loans held-for-sale	39,791	78,452	27,928
Office properties and equipment transferred to real
estate held for sale	4,501	-	2,842
Real estate held for sale transferred to
office properties and equipment	-	-	1,239
Assets acquired by assumption of notes payable	10,301	-	-
Change in accumulated other comprehensive loss	20,385	(14,297)	(4,162)
Change in deferred taxes on other comprehensive loss	(2,261)	-	2,261
Change in assets and liabilities as of January 1, 2010
upon the consolidation of a factoring joint venture:
Increase in loans receivable	-	-	(3,214)
Decrease in investment in unconsolidated subsidiaries	-	-	3,256
Increase in other assets	-	-	(367)
Increase in other liabilities	-	-	18
Increase in non-controlling interest	-	-	307

(1) Represents provision for loan losses, REO and tax certificates.

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1.  Summary of Significant Accounting Policies

Basis of Financial Statement Presentation – BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries may also be referred to as “the Company”, “we”, “us,” or “our” in the notes to the consolidated financial statements. BBX Capital Corporation (the “Parent Company” or “BBX Capital”) was organized under the laws of the State of Florida in 1994. BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic and its subsidiaries (“BankAtlantic”).  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida and provided traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida.  On July 31, 2012, BBX Capital completed its previously announced sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described herein are collectively referred to as the “BB&T Transaction”). Following completion of the BB&T Transaction, BBX Capital requested and received approval from the Federal Reserve for deregistration as a savings and loan holding company effective July 31, 2012. As such, BBX Capital is no longer subject to regulation by the Federal Reserve or restrictions applicable to a savings and loan holding company and is no longer subject to restrictions pursuant to the February 2011 Cease and Desist order with the regulators.

On November 1, 2011, the Company entered into a definitive agreement to sell BankAtlantic to BB&T, which   agreement was amended on March 13, 2012 (“the Agreement”).  The Agreement was amended to, among other things, provide for the assumption by BB&T of the Company’s $285.4 million in principal amount of outstanding trust preferred securities (“TruPS”) obligations.

Pursuant to the terms of the Agreement, prior to the closing of the BB&T Transaction, BankAtlantic formed CAM and FAR. BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and real estate owned that had an aggregate carrying value on BankAtlantic’s Balance Sheet of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to the Company.  At the closing of the BB&T Transaction, the Company transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of the Company’s outstanding TruPS obligations, as described in further detail below. The Company continues to hold the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company agreement of FAR, which was entered into by the Company and BB&T at the closing, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and the Company will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. The Company entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years. BB&T’s preferred interest in FAR as of December 31, 2012 was reduced through cash distributions to $197 million.

Prior to the closing of the BB&T Transaction, BankAtlantic contributed to CAM certain non-performing commercial loans, commercial real estate owned and previously written-off assets that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of $125 million as of July 31, 2012.  CAM assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $82 million in cash to CAM.  Prior to the closing of the BB&T Transaction, BankAtlantic distributed all of the membership interests in CAM to the Company.  CAM remains a wholly-owned subsidiary of the Company.  CAM distributed the $82 million of cash to the Company.

BB&T made a cash payment in connection with the closing of the BB&T Transaction of approximately $6.4 million to the Company which was based on a deposit premium of $315.9 million and the net asset value of BankAtlantic as of June 30, 2012. The deposit premium and BankAtlantic’s net asset value were calculated pursuant to the terms of the Agreement, including, with respect to the net asset value of BankAtlantic, after giving effect to the asset contributions and membership interest distributions by BankAtlantic to the Company.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At the closing of the BB&T Transaction, BB&T assumed the obligations with respect to the Company’s outstanding TruPS, and the Company paid BB&T approximately $51.3 million, representing all accrued and unpaid interest on the TruPS through closing.  The Company also paid approximately $2.3 million for certain legal fees and expenses with respect to the now resolved TruPS-related litigation brought in the Delaware Chancery Court against the Company by holders of the TruPS and certain trustees.  The Company funded the TruPS accrued interest and the TruPS related legal fees and expenses with proceeds received in the BB&T Transaction.

Discontinued operations in the Company’s Consolidated Statement of Operations consists of BankAtlantic’s community banking, investment, capital services and tax certificate reporting units for all periods presented.  The Company is continuing to service and manage and may originate commercial loans. As a result, the operations for the Commercial Lending reporting unit are included in the Company’s Consolidated Statement of Operations as continuing operations for all periods presented.  The assets and liabilities transferred to BB&T were not reclassified to assets and liabilities held for sale in the Company’s Consolidated Statement of Financial Condition as of December 31, 2011.  The Consolidated Statement of Stockholders’ Equity (Deficit), Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statement of Cash Flows remain unchanged from prior period historical presentation for all periods presented.  Additionally, pursuant to the Agreement, the Company agreed to transfer to BB&T certain assets and liabilities associated with its Commercial Lending reporting unit.  The Company retained certain assets and liabilities associated with the disposed reporting units and these assets and liabilities, together with all other assets and liabilities retained by the Company in the BB&T Transaction, are included in the Company’s Consolidated Statement of Financial Condition in their respective line items as of December 31, 2012.

The Company has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. BFC Financial Corporation (“BFC”) currently owns 100% of the Company’s Class B common stock and 53% of the Company’s outstanding Class A common stock resulting in BFC owning 53% of the Company’s aggregate outstanding common stock and 75% of the voting power of the Company’s common stock. The percentage of total common equity represented by Class A and Class B common stock was 99% and 1% at December 31, 2012, respectively. The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 97,523 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis.

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

Cash Flow Revision - Under the terms of the BB&T Transaction, BBX Capital paid to BB&T at closing $51.3 million, which amount represented the accrued and unpaid interest on the TruPS through the closing.  Subsequent to the closing, the Company determined that its presentation was incorrect in that the $51.3 million payment was included in Financing Activities in its Statement of Cash Flows for the nine months ended September 30, 2012.  While this payment to BB&T represented accrued interest on the TruPS, the payment was made to BB&T as part of the BB&T Transaction and was not paid by BBX Capital to the TruPS holders.  Accordingly, this payment should have been presented in the Company’s Statement of Cash Flows for the nine months ended September 30, 2012 as Investing Activities and included in the line item “Net cash outflow from sale of BankAtlantic including $51.3 million of deferred TruPS interest.”   This reclassification has no impact on the net change in cash for the period.  This payment is presented in the Company’s Statement of Cash Flows for the year ended December 31, 2012 as Investing Activities and will continue to be presented in this manner in future filings.  While the error was not material individually or in the aggregate to the Company’s consolidated financial statements, the Company has elected to revise the line items in its unaudited Statement of Cash Flows in future filings as related to the nine months ended September 30, 2012 to reflect this revision.

Use of Estimates – In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, evaluation of long-lived assets for impairment, valuation of securities, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, and accounting for contingencies.

Consolidation Policy –The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries and majority-owned subsidiaries. All inter-company transactions and balances have been eliminated.

Entities in which the Company has a controlling financial interest are consolidated in the Company’s financial statements. The Company determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE). Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. The Company consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.  The Company consolidates all VIE’s in which it is the primary beneficiary.

Cash Equivalents – Cash equivalents consist of cash, demand deposits at other financial institutions, Federal Reserve Bank balances, money market funds and other short-term investments with original maturities of 90 days or less. Included in cash and interest bearing deposits in other banks in the Company’s Consolidated Statement of Financial Conditions as of December 31, 2012, 2011 and 2010 was $0.5 million, $5.7 million and $45.6 million, respectively, of time deposits with other banks. These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.

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

Equity securities that do not have readily determinable fair values, such as equity investments in private companies, are carried at historical cost. These securities are evaluated for other than temporary declines in value, and if impaired, the historical cost of the securities is written down to estimated fair value through securities activities, net.

Interest on securities, including the amortization of premiums and the accretion of discounts, is reported in interest income using the interest method over the lives of the securities, adjusted for actual prepayments. Gains and losses on the sale of securities are recorded on the trade date and recognized using the specific identification method and reported in securities activities, net.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Tax Certificates – Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates are acquired from municipalities generally through public auction. Tax certificates are carried at cost less an allowance for tax certificate losses. Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is aged 24 to 60 months, depending on the municipality, from the acquisition date. At that time, interest ceases to be accrued and any accrued interest receivable is reversed against interest income.

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

Loans – Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses. Loan origination fees and direct loan origination costs are deferred and recognized in interest income over the estimated life of the loans using the interest method, adjusted for actual prepayments.   Loans that management has the intent to sell are classified as loans held for sale and are reported at the lower of aggregate cost or estimated fair value. Loan origination fees, and related direct loan origination costs on loans held for sale and premiums and discounts on purchased loans held for sale are deferred until the related loan is sold and included in gains and losses upon sale. Loans are classified as loans held for sale when management originates loans for resale or when management decides to sell loans that were acquired for sale. Transfers of loans from held-for-investment to held-for-sale classification are recorded at the lower of aggregate cost or estimated fair value at the transfer date.

Allowance for Loan Losses – The allowance for loan losses reflects management’s reasonable estimate of probable credit losses inherent in the loan portfolio based on management’s evaluation of credit risk as of period end. Loans are charged off against the allowance when management believes the loan is not collectible. Recoveries are credited to the allowance.

The allowance consists of two components. The first component of the allowance is for loans that are individually evaluated for impairment. The process for identifying loans to be evaluated individually for impairment is based on management’s identification of criticized loans (loans with a risk grade greater than or equal to grade 10) for commercial real estate, commercial non-real estate and small business loans. The evaluation of commercial real estate, commercial non-real estate and small business loans is part of the on-going monitoring of loan portfolio credit quality and management assigns these loans a risk classification. There are seven risk classifications in the “Pass” loan categories and there are four classifications in the criticized loan categories which are defined based on regulatory guidelines. Management evaluates criticized commercial real estate, commercial non-real estate and small business loans for impairment quarterly. Once an individual loan is found to be impaired, an evaluation is performed to determine if a specific valuation allowance needs to be assigned to the loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured based on the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Loans determined to be collateral dependent are measured based on the fair value of the collateral less costs to sell. Consumer and residential loans past due 120 days or more were also evaluated individually for impairment and measured based on the lower of the estimated fair value of the collateral less cost to sell or the carrying amount of the loan.  Small business loans were transferred to loans held for sale as of September 30, 2012 and therefore excluded from the allowance for loan loss subsequent to the transfer date.

The second component of the allowance is for groups of loans with common characteristics that are evaluated in loan pools to estimate the inherent losses in the portfolio. Management segregates loans into segments with certain common characteristics so as to form a basis for estimating losses as it relates to the segment. The loan portfolio has the following loan segments: residential, consumer, commercial non-real estate, commercial real estate, and small business loans. The loss experience for each loan segment was derived by calculating a charge-off history by loan segment adjusted by an expected recovery rate. Based on the nature of each portfolio, a time frame is selected for the charge-off history in order to estimate the inherent loss in each segment. The loss factor that was calculated from the charge-off history by loan segment is adjusted by considering the following factors: delinquency and charge-off levels and trends, non-accrual levels and trends, lending policy and underwriting procedures, nature and volume of portfolio, economic and business conditions, concentration of credit, credit scores of borrowers, collateral value and external factors. Based on an analysis of the above factors, management may adjust the historical loss experience up or down to reflect current conditions that differ from the conditions that existed during the historical loss experience time frame.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual and past due loans – Loans are considered past due if the required principal and interest has not been received based on the contractual terms of the loan. Loans are generally placed on non-accrual status at the earlier of the loan becoming past due 90 days as to either principal or interest or when the borrower has entered bankruptcy proceedings and the loan is delinquent. Commercial and small business loans may be placed on non-accrual status sooner due to material deterioration of conditions surrounding the repayment sources, which could include insufficient borrower capacity to service the debt, significantly delayed property sales or development schedules, declines in the loan-to-value ratio of the loan’s collateral or other factors causing the full payment of the loan’s principal and interest to be in doubt. Accordingly, the Company may place a loan on non-accrual status even when payments of principal or interest are not currently in default. However, exceptions to this policy may occur if there exists well secured collateral and the loan is in the process of collection. When a loan is placed on non-accrual, all accrued interest is reversed against interest income. Interest income is recognized on non-accrual loans on a cash basis. Commercial and small business loans may be restored to accrual status when there has been a satisfactory period of performance and the loan is expected to perform in the future according to its contractual terms. Residential and consumer loans are returned to accrual status when the loan becomes less than 90 days past due. Commercial and small business loans are charged-down if the collection of principal or interest is considered doubtful. Consumer and residential real estate loans that are 120 days past due are charged down based on the collateral’s fair value less estimated selling costs. Consumer non-mortgage loans that are 120 days past due are charged off.

During the years ended December 31, 2011 and 2010, specific valuation allowances were established on collateral dependent loans when the appraised value of the collateral less cost to sell was less than the recorded investment of the loan.  Beginning January 1, 2012, where the appraised value of collateral on a collateral dependent loan was less than the recorded investment of the loan, a charge-off of the amount of the deficiency was established rather than a specific valuation allowance.  The change in charge-off recognition was implemented as part of the transition of the regulation of OTS savings associations to the Office of the Controller of the Currency (“OCC”) regulatory reporting.  As a specific valuation allowance was previously recorded for collateral dependent loans, the charge-offs did not impact the provision for loan losses.

Real Estate Owned (“REO”) – REO is recorded at fair value, less estimated selling costs when acquired and subsequently at the lower of cost or estimated fair value. Impairments required at the time of acquisition are charged to the allowance for loan losses or allowance for tax certificates losses, as applicable. Expenditures for capital improvements are generally capitalized. Valuation allowance adjustments are made to reflect any subsequent declines in fair values. The costs of holding REO are charged to operations as incurred. Provisions and reversals in the REO valuation allowance are reflected in operations.

Real Estate Held for Sale – Real estate held-for-sale consists of the Company’s investment in land previously acquired by BankAtlantic for branch expansion and office facilities that the Company has committed to sell. The Company retained these properties under the terms of the BB&T Transaction.  Real estate held for sale is stated at the lower of accumulated cost or estimated fair value less cost to sell.

Investments in Unconsolidated Companies – The Company follows the equity method of accounting to record its interests in companies in which it has the ability to significantly influence the decisions of the entity and to record its investment in variable interest entities in which it is not the primary beneficiary. As a result, the Company accounted for its interests in statutory business trusts (utilized in the issuance of trust preferred securities) under the equity method. Under the equity method, the Company’s initial investment is recorded at cost and is subsequently adjusted to recognize its share of earnings or losses. Distributions received reduce the carrying amount of the investment.

Goodwill and Other Intangible Assets – Goodwill is recorded at the acquisition date of a business. Annually, goodwill is assessed for qualitative factors to determine whether it is necessary to perform the Goodwill impairment test. Goodwill is tested for impairment at the reporting unit level annually or at interim periods if events occur subsequent to the annual test date that would result in a decline in the fair value of the reporting units. Our reporting units are businesses for which discrete financial information is available for managers. At the time of the completion of the BB&T Transaction, the Company’s reporting units were: the Parent Company, Community Banking, Commercial Lending, Tax Certificates Operations, Capital Services and Investment Operations. Goodwill testing is a two-step process. The first step of the goodwill impairment test is used to identify potential impairment. This step compares the fair value of the reporting unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not necessary. If the fair value of the reporting unit is less than the carrying value, then the second step of the test is used to measure the amount of goodwill impairment, if any, in the reporting unit. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, impairment is recorded for the excess. The implied goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other intangible assets consist of core deposit intangible assets which were initially recorded at fair value and then amortized on an accelerated basis over a useful life of ten years. The core deposit intangible asset was fully amortized as of March 31, 2012.  Included in other assets in the Company’s Consolidated Statements of Financial Condition was $0.3 million of core deposit intangible assets as of December 31, 2011.  The Company had no goodwill as of December 31, 2012.

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

Lease Termination Costs – Costs to terminate a lease contract before the end of its term are recognized and measured when the Company gives notice to the counterparty in accordance with the contract’s contractual terms or has negotiated a termination of the contract with the counterparty. Contracts that have not been terminated and have no economic benefit to the Company are measured at fair value.

Income Taxes – The Company and its subsidiaries, other than Heartwood Holdings, Inc., a real estate investment trust which was dissolved on December 30, 2011, file consolidated federal and state income tax returns. The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustments for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the statement of financial condition. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Credit Risk Management – The Company has segregated its loan portfolio into five segments in order to determine its allowance for loan losses. The five segments are commercial non-real estate, commercial real estate, residential, consumer and small business.  Small business loans were transferred to loans held for sale in September 2012 and are currently measured at the lower of cost or market value.

Commercial non-real estate and small business loans were underwritten after evaluating the borrower’s business and its ability to comply with the note’s contractual terms. These loans are generally underwritten based on the identified cash flows of the borrower’s business and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Additionally, these borrowers are primarily located in Florida and adverse economic events in Florida significantly impact the credit quality of this portfolio.

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

The residential loan portfolio consists primarily of purchased residential first mortgages that were originated by other financial institutions. BankAtlantic purchased residential loans located throughout the country. The majority of these residential loans are jumbo residential loans.  A jumbo loan has a principal amount above the industry-standard definition of conventional conforming loan limits. These loans could potentially have outstanding loan balances significantly higher than related collateral values in distressed areas of the country as a result of real estate value declines in the housing markets.   Also included in this purchased residential loan portfolio are interest-only loans. The structure of these loans results in possible future increases in a borrower’s loan payments when the contractually required repayments change due to interest rate movement and the required amortization of the principal amount. These payment increases could affect a borrower’s ability to meet the debt service on or repay the loan and lead to increased defaults and losses.  Real estate values nationwide have significantly declined since these loans were originated, exposing the Company to elevated credit risk in this portfolio.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Accounting Pronouncements:

Update Number 2013-4 Liabilities (Topic 405):  Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors.  Obligations within the scope of this update include debt arrangements, other contractual obligations and settled litigation and judicial rulings. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company believes that this update will not have a material impact on its financial statements.

Update Number 2013-2 Comprehensive Income (Topic 220):  Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity is required to present, either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts.  Currently, this information is presented in different places throughout the financial statements and this update will require the presentation of the information in one place.  The Company believes that this update will not have a material impact on its financial statements.

Update Number 2013-01 - Balance Sheet (Topic 210):  Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities.  The amendment clarifies that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions.  The Company believes that this update will not have a material impact on its financial statements.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Update Number 2011-05 – Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This update makes available the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The update did not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. However, the update eliminated the presentation of other comprehensive income as part of the statement of changes in stockholders’ equity. This update is effective for the first interim period beginning after December 15, 2011, and must be applied retrospectively. The Company implemented this update as of January 1, 2012, except for the presentation of reclassification adjustments on the face of the financial statements which was deferred as permitted by Update Number 2011-12 and amended by Update 2013-02. Pursuant to the implementation of this update, the Company changed its presentation of comprehensive income from the presentation of comprehensive income as part of its Statement of Changes in Stockholders’ Equity to presenting comprehensive income in a separate statement. The implementation of this update did not have a material effect on the Company’s financial statements.

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

2.  Liquidity Considerations

BBX Capital and CAM had aggregate cash balances of $56.3 million and current liabilities of $9.6 million as of December 31, 2012. BBX Capital and CAM had notes payable aggregating $10.3 million as of December 31, 2012 with annual debt service of $0.6 million.  BBX Capital’s liquidity is primarily dependent upon the repayments of loans, sales of real estate, and funds distributed to it on account of its 5% preferred interest in FAR. Based on current and expected liquidity needs and sources, the Company expects to be able to meet its liquidity needs over the next 12 months.

3.  Discontinued Operations

BankAtlantic’s five reporting units each reflected a component of the BankAtlantic entity and was the lowest level for which cash flows could be clearly distinguished, operationally and for financial reporting purposes.  These five components were Community Banking, Commercial Lending, Tax Certificates, Investments, and Capital Services.   Based on the Agreement with BB&T, the Company determined that the Community Banking, Investments, Capital Services and Tax Certificates reporting units should be treated as discontinued operations.  The Company sold all operations and the majority of the assets and liabilities of these discontinued reporting units to BB&T upon consummation of the BB&T Transaction on July 31, 2012.  Management does not intend to continue in any material respect any activities of or have any continuing involvement with these reporting units.  Although certain assets of the Commercial Lending reporting unit were

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

sold to BB&T, the Company intends to continue Commercial Lending reporting unit activities resulting in the Company including the Commercial Lending reporting unit in continuing operations in the Company’s Statements of Operations.

Pursuant to the Agreement with BB&T, in addition to certain assets associated with the Company’s continuing Commercial Lending reporting unit, FAR retained certain assets and liabilities that were associated with the Company’s disposed reporting units (Community Banking, Tax Certificates, Investments, and Capital Services reporting units). The Company determined that the ongoing cash flows of the disposed reporting units were not significant relative to the historical cash flows from the activities of each reporting unit; therefore, the income and expenses associated with the disposed reporting units are reported  in discontinued operations for each of the years in the three year period ended December 31, 2012.  The carrying value of the disposed reporting units’ net assets transferred to FAR were $112 million as of July 31, 2012.  The results of operations and cash flows associated with the retained assets associated with the disposed reporting units were included in continuing operations for the five months ended December 31, 2012.  The assets held by FAR are expected to be monetized in accordance with the terms of such assets or through orderly transactions over a seven year period or longer provided BB&T’s preferred interest is repaid within such seven-year period.  Ninety-five percent of the cash flows from these assets, net of operating expenses and a stated preferred return, will be applied toward the ongoing repayment of BB&T’s preferred interest in FAR.

The gain on the sale of BankAtlantic to BB&T, which is included in the Company’s Consolidated Statements of Operations in “Discontinued operations” for the year ended December 31, 2012, was as follows (in thousands):

Investment in BankAtlantic (1)	$306,302
Reduction in other comprehensive loss	(18,124)
Carrying amount of BankAtlantic's net assets	288,178
Stay bonuses	1,300
Transaction costs	(5,000)
Cash consideration	6,433
Other	(269)
Gain on sale of BankAtlantic	$290,642

(1)  The investment in BankAtlantic represents BankAtlantic’s stockholder’s deficit as of July 31, 2012 after giving effect to the transfer of CAM and FAR to BBX Capital.

Included in the carrying amount of BankAtlantic was $2.0 million of unrealized gains on securities available for sale and $20.2 million of defined benefit pension plan losses deferred in BankAtlantic’s other comprehensive income.  Also included in the gain on the sale of BankAtlantic was approximately $1.0 million of stay bonuses paid by BBX Capital and reimbursed by BB&T to key employees of BankAtlantic associated with pre-acquisition services and $0.3 million of stay bonuses paid by BBX Capital and reimbursed by BB&T to employees of BankAtlantic associated with post acquisition services.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The cash consideration received by BBX Capital for the sale of BankAtlantic’s stock upon the consummation of the BB&T Transaction as of July 31, 2012 was as follows (in thousands):

Deposit premium	$315,900
BankAtlantic net asset value:
BankAtlantic stockholder's equity
before distribution of FAR and CAM	280,058
Distribution of FAR	(384,140)
Distribution of CAM	(205,385)
BankAtlantic net asset value (1)	(309,467)
Cash consideration	$6,433
Pre-acquisition stay bonuses reimbursed by BB&T	$983

(1)  BankAtlantic net asset value was calculated as of June 30, 2012 (which pursuant to the terms of the Agreement with BB&T was the date used for the calculations of the cash consideration payable upon consummation of the BB&T Transaction) after giving effect to the contribution to BankAtlantic of small business loans with a carrying value of $10.7 million in exchange for commercial loans with a carrying value of $7.5 million which were initially designated to be contributed to BankAtlantic and were instead retained by FAR.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The income from Community Banking, Investments, Capital Services and Tax Certificates reporting units included in discontinued operations and the gain on the sale of BankAtlantic in the Company’s Statement of Operations was as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Net interest income	$37,384	84,595	102,607
Provision for loan losses	18,383	33,764	52,906
Net interest income after
provision for loan losses	19,001	50,831	49,701
Gain on sale of BankAtlantic	290,642	-	-
Total non-interest income	37,234	124,994	103,905
Total non-interest expense	61,634	125,872	165,627
Income from discontinued operations
before provision for income taxes	285,243	49,953	(12,021)
Provision for income taxes	21,005	19,182	(2,261)
Income from discontinued operations	$264,238	30,771	(9,760)

In August 2010, BankAtlantic announced that it had decided to focus on its core markets in South Florida and BankAtlantic began seeking a buyer for its 19 branches located in the Tampa, Florida area.  In January 2011, BankAtlantic agreed to sell its 19 branches and 2 related facilities in the Tampa area and the associated deposits to an unrelated financial institution and BankAtlantic completed the sale on June 3, 2011.  The purchasing financial institution paid a 10% premium for the deposits plus the net book value of the acquired real estate and substantially all of the fixed assets associated with the branches and facilities.  Included in the Company Consolidated Statement of Operations in discontinued operations for the year ended December 31, 2011 was a $38.6 million gain on the Tampa branch sale.

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

On February 28, 2007, the Company sold Ryan Beck to Stifel. The Stifel sales agreement required the Company to indemnify Stifel for certain losses arising out of activities of Ryan Beck prior to the sale and asserted through August 31, 2009. The Company recognized in its Consolidated Statement of Operations in discontinued operations for the year ended December 31, 2010 $0.5 million of indemnification expenses.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.  Variable Interest Entities

In consideration for BB&T assuming BBX Capital’s $285.4 million in principal amount of TruPS in connection with the sale of BankAtlantic, BB&T received from BBX Capital at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR (Class A Units in FAR) which it will hold until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum. At that time, BBT’s interest in FAR will terminate, and BBX Capital, which initially holds the remaining 5% of the Class A Units and 100% of the Class R units will thereafter be entitled to any and all residual proceeds. Upon the termination of BB&T’s interest in FAR, BBX Capital will be the sole member of FAR.   FAR’s assets are expected to be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BBX Capital provided BB&T with an incremental $35 million guarantee to further support BB&T’s recovery within seven years of the $285 million preference amount. At December 31, 2012, BB&T’s preferred interest in FAR was reduced to approximately $197 million.

BBX Capital’s variable interests in FAR include its 5% preferred membership interest in the cash flows of FAR, rights to all residual cash flows after satisfaction of the preferred membership interests, and the incremental $35 million guarantee issued to BB&T. CAM also services approximately $40 million of FAR commercial loans and has a right of first refusal to acquire certain FAR commercial loans. It can also purchase certain commercial loans on a basis established in FAR’s operating agreement.

The Company analyzed FAR’s amended and restated limited liability agreement and determined that it was the primary beneficiary and therefore should consolidate FAR in its financial statements. This conclusion was based primarily on the determination that the Company has the obligation to absorb losses and the right to receive any appreciation of the assets of FAR through its rights to the residual cash flows of FAR and its obligation under the incremental $35 million guarantee to BB&T supporting the repayment of BB&T’s preferred interest in FAR. Also contributing to the Company’s determination that it was the primary beneficiary of FAR was its ability to direct the activities relating to the commercial loans that it services, its ability to purchase certain commercial loans and its right of first refusal in connection with the disposition of certain commercial loans.

BB&T’s preferred equity interest in FAR only entitles it to a $285 million preference amount plus the related priority return. Based on the amended and restated limited liability agreement, FAR is required to make quarterly distributions or more frequently as approved by FAR’s Board of Managers, of excess cash flows from its operations and the orderly disposition of its assets to redeem the preferred membership interests. As such, the Class A units are considered mandatorily redeemable and are reflected as debt obligations in the Company’s Consolidated Statement of Financial Condition and the priority return is considered interest expense in the Company’s Consolidated Statements of Operations.

The activities of FAR are governed by an amended and restated limited liability agreement which grants the Board of Managers decision-making authority over FAR. The Board has four members, two members elected by the Company and two members elected by BB&T. The approval of an issue before the Board requires three of the members’ approval. Members designated by BB&T must resign from the Board upon the redemption of its preferred interest in FAR.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carrying amount of the assets and liabilities of FAR and the classification of these assets and liabilities in the Company’s Statement of Financial Condition was as follows (in thousands):

December 31,
2012
Cash and due from banks	$6,615
Tax certificates	3,389
Loans held for sale	20,052
Loans receivable	242,506
Real estate owned	21,997
Accrued interest receivable	1,636
Other assets	13
Total assets	$296,208
BB&T preferred interest in FAR	$196,877
Other liabilities	13,603
Total liabilities	$210,480

Until BB&T’s preference amount is repaid, the proceeds from the monetization of FAR’s assets are restricted to payments of expenses, including the priority return and estimated working capital requirements of FAR, and the repayment of FAR’s preferred membership interests. FAR anticipates making quarterly distributions. As such, the Company will receive 5% of the net cash flows from the monetization of FAR’s assets, net of expenses. FAR finances its activities through revenues from principal and interest payments received and the monetization of its assets.

BBX Capital’s maximum loss exposure in FAR if all of FAR’s assets were deemed worthless would have been $121 million as of December 31, 2012, consisting of $86 million of net assets plus the $35 million incremental guarantee.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

There were no securities available for sale as of December 31, 2012.

Included in discontinued operations were (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Gross gains on securities sales	$22	6,960	3,140
Gross losses on securities sales	$-	-	-
Proceed from sales of securities	$32	90,980	58,846
Other-than-temporary impairments	$-	(1,500)	-

Management reviews its securities portfolio for other-than-temporary declines in value quarterly.  As a consequence of the review during the year ended December 31, 2011, BankAtlantic recognized a $1.5 million other-than-temporary decline in value related to an equity investment in an unrelated financial institution.  The impairment was recognized in the Company’s Consolidated Statement of Operations in discontinued operations.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.  Tax Certificates

The following table summarizes tax certificates (in thousands):

	As of December 31, 2012		As of December 31, 2011
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Tax certificates (1)
Net of allowance of $3,559
and $7,488, respectively	$3,389	3,318	46,488	45,562

(1)  The estimated fair value was calculated at December 31, 2012 and 2011 using an expected cash flow model discounted at an interest rate that takes into account the risk of the cash flows of tax certificates relative to alternative investments.

Included in tax certificates were $6.4 million and $3.1 million of non-accrual tax certificates as of December 31, 2012 and 2011, respectively.

Activity in the allowance for tax certificate losses was (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Balance, beginning of period	$7,488	8,811	6,781
Charge-offs	(2,917)	(5,019)	(2,997)
Recoveries	282	913	475
Net charge-offs	(2,635)	(4,106)	(2,522)
Sale of BankAtlantic (1)	(2,926)	-	-
Provision	1,632	2,783	4,552
Balance, end of period	$3,559	7,488	8,811

(1)Represents the portion of the allowance associated with $19.6 million of tax certificates acquired by BB&T upon the sale of BankAtlantic.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.  Loans Receivable and Loans Held for Sale

The loan portfolio consisted of the following components (in thousands):

	December 31,
	2012	2011
Commercial non-real estate	$12,006	118,145
Commercial real estate:
Residential	62,523	104,593
Land	2,660	24,202
Owner occupied	7,327	86,809
Other	141,537	464,902
Small Business:
Real estate	-	184,919
Non-real estate	-	99,835
Consumer:
Consumer - home equity	16,907	545,908
Consumer other	-	10,704
Deposit overdrafts	-	1,971
Residential:
Residential-interest only	17,798	375,498
Residential-amortizing	36,999	558,026
Total gross loans	297,757	2,575,512
Adjustments:
Premiums, discounts and net deferred fees	116	2,578
Allowance for loan losses	(5,311)	(129,887)
Loans receivable - net	$292,562	2,448,203
Loans held for sale	$24,748	55,601

The Company’s loan portfolio had the following geographic concentrations based on outstanding loan balances at December 31, 2012 and 2011:

	December 31,
	2012	2011
Florida	85%	66%
Eastern U.S.A.	10%	18%
Western U.S.A.	5%	13%
Central U.S.A.	0%	3%
	100%	100%

The Company segregates its loan portfolio into five segments in order to determine its allowance for loan losses. The Company’s loan segments are: residential loans, commercial real estate loans, commercial non-real estate loans,

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consumer loans, and small business loans. All of the Company’s small business loans were reclassified to loans held for sale as of September 30, 2012.  As a consequence, small business loans are measured based on the lower of cost or fair value and not included in the Company’s allowance for loan losses.  The Company further divides its loan segments into loan classes in order to monitor and assess credit risk. The Company’s loan segments and loan classes are described below:

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

Commercial real estate- represents loans for acquisition, development and construction of various types of properties including residential, office buildings, retail shopping centers, and other non-residential properties. The Company’s commercial real estate loan portfolio is divided into four loan classes; commercial residential, commercial owner occupied, commercial land and commercial other.

Commercial residential real estate loans are loans to developers or home builders for the construction of one to four dwelling units. This class of loans is divided into three categories - builder land bank loans, land acquisition and development loans, and land acquisition, development and construction loans. The builder land bank loan category consists of land loans to borrowers who had land purchase option agreements with regional and/or national builders. The land acquisition and development loan category consists of loans secured by residential land which was intended to be developed by the borrower and sold to homebuilders. The land acquisition, development and construction loans are secured by residential land which was intended to be fully developed by the borrower/developer who also might have plans to construct homes on the property.

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

Consumer loans - consists of loans to individuals originated through BankAtlantic’s branch network. The majority of consumer loans are home equity lines of credit secured primarily by a second mortgage or less frequently by a first mortgage on the primary residence of the borrower, substantially all of which is located in Florida.

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

Loans held for sale - Loans held for sale as of December 31, 2012 consisted of $6.0 million of commercial real estate loans and $18.8 million of small business loans.  Subsequent to the sale of BankAtlantic to BB&T, management evaluated its loan portfolio and transferred its entire portfolio of small business loans to loans held for sale and transferred $14.2 million of residential loans previously held for sale to loans held for investment.  Loans held for sale are reported at the lower of cost or fair value. The Company charged down its small business loans by $1.3 million and reduced its allowance for loan losses by $1.1 million upon the transfer of its small business loans to loans held for sale.  Loans held for sale as of December 31, 2011 consisted of $35.8 million of commercial real estate loans and $19.8 million of residential loans. The Company transfers loans to held-for-sale when, based on the current economic environment and related market

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

conditions, it does not have the intent to hold those loans for the foreseeable future.  The Company transfers loans previously held for sale to loans held for investment at the lower of cost or fair value on the transfer date.

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable and loans held for sale was (in thousands):

	December 31,
Loan Class	2012	2011
Commercial non-real estate	$3,362	19,172
Commercial real estate:
Residential	64,788	71,719
Land	3,506	14,839
Owner occupied	2,243	4,168
Other	75,379	123,395
Small business:
Real estate	2,077	10,265
Non-real estate	768	1,751
Consumer	7,859	14,134
Residential:
Interest only	16,115	33,202
Amortizing	28,507	52,653
Total nonaccrual loans	$204,604	345,298

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

An age analysis of the past due recorded investment in loans receivable and loans held for sale as of December  31, 2012 and December 31, 2011 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2012	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$2,411	-	3,362	5,773	6,233	12,006
Commercial real estate:
Residential	842	1,716	54,485	57,043	9,331	66,374
Land	-	-	3,505	3,505	-	3,505
Owner occupied	-	676	974	1,650	6,946	8,596
Other	-	5,167	27,737	32,904	108,633	141,537
Small business:
Real estate	1,527	927	1,349	3,803	9,488	13,291
Non-real estate	1,541	867	238	2,646	2,846	5,492
Consumer	677	524	7,165	8,366	8,541	16,907
Residential:
Residential-interest only	397	-	16,115	16,512	1,286	17,798
Residential-amortizing	984	1,520	28,052	30,556	6,443	36,999
Total	$8,379	11,397	142,982	162,758	159,747	322,505

(1)  The Company had no loans that were past due greater than 90 days and still accruing as of December 31, 2012.

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2011	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	2,248	13,292	15,540	102,605	118,145
Commercial real estate:
Residential	-	-	44,633	44,633	64,134	108,767
Land	681	-	14,839	15,520	18,070	33,590
Owner occupied	2,008	-	4,031	6,039	82,102	88,141
Other	-	5,467	47,841	53,308	431,399	484,707
Small business:
Real estate	2,089	372	9,449	11,910	173,009	184,919
Non-real estate	-	462	76	538	99,187	99,725
Consumer	5,339	3,996	14,134	23,469	538,569	562,038
Residential:
Residential-interest only	2,656	3,488	32,317	38,461	343,958	382,419
Residential-amortizing	3,968	4,513	48,189	56,670	514,570	571,240
Total	$16,741	20,546	228,801	266,088	2,367,603	2,633,691

(1)  Includes an $80,000 commercial loan that was past due greater than 90 days and still accruing as of December 31, 2011.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2012 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$16,407	67,053	7,168	22,554	16,705	129,887
Charge-off :	(19,237)	(55,686)	(3,991)	(9,793)	(14,658)	(103,365)
Recoveries :	893	7,435	487	1,424	2,563	12,802
Provision :	5,569	(7,839)	244	2,778	1,653	2,405
Transfer to held for sale - BB&T Transaction:	(1,897)	(9,164)	(4,454)	(20,639)	(12,491)	(48,645)
Discontinued operations
Provision:	-	70	546	4,937	6,674	12,227
Ending balance	$1,735	1,869	-	1,261	446	5,311
Ending balance individually evaluated for impairment	784	837	-	-	-	1,621
Ending balance collectively evaluated for impairment	951	1,032	-	1,261	446	3,690
Total	$1,735	1,869	-	1,261	446	5,311
Loans receivable:
Ending balance individually evaluated for impairment	3,362	173,917	-	7,859	44,621	229,759
Ending balance collectively evaluated for impairment	8,644	40,130	-	9,048	10,176	67,998
Total	$12,006	214,047	-	16,907	54,797	297,757
Proceeds from loan sales	$-	5,864	-		-	5,864
Transfer to held for sale - BB&T Transaction:	60,398	304,668	234,228	502,221	811,060	1,912,575
Transfer to held for sale	$-	20,722	19,069	-	-	39,791
Transfer from loans held for sale	$-	-	-	-	14,185	14,185

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$10,786	83,859	11,514	32,043	23,937	162,139
Charge-off :	(8,205)	(43,266)	(8,083)	(26,894)	(25,301)	(111,749)
Recoveries :	1,140	1,272	1,090	2,308	2,049	7,859
Provision :	12,686	25,188	-	-	-	37,874
Transfer to held for sale:	-	-	-	-	-	-
Discontinued operations
provision:	-	-	2,647	15,097	16,020	33,764
Ending balance	$16,407	67,053	7,168	22,554	16,705	129,887
Ending balance individually evaluated for impairment	15,408	52,561	761	1,071	6,867	76,668
Ending balance collectively evaluated for impairment	999	14,492	6,407	21,483	9,838	53,219
Total	$16,407	67,053	7,168	22,554	16,705	129,887
Loans receivable:
Ending balance individually evaluated for impairment	22,888	269,753	1,578	11,220	65,488	370,927
Ending balance collectively evaluated for impairment	95,257	410,753	283,176	547,363	868,036	2,204,585
Total	$118,145	680,506	284,754	558,583	933,524	2,575,512
Purchases of loans	$-	-	-	-	15,259	15,259
Proceeds from loan sales	$-	35,415	-		19,495	54,910
Transfer to held for sale	$-	53,380	-	-	25,072	78,452

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2010 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$4,515	105,288	7,998	42,417	27,000	187,218
Charge-off :	(996)	(107,994)	(7,873)	(39,483)	(18,305)	(174,651)
Recoveries :	716	1,661	626	1,042	1,166	5,211
Provision :	6,551	84,904	-	-	-	91,455
Transfer to held for sale:	-	-	-	-	-	-
Discontinued operations
provision:	-	-	10,763	28,067	14,076	52,906
Ending balance	$10,786	83,859	11,514	32,043	23,937	162,139
Ending balance individually evaluated for impairment	9,020	62,985	2,936	1,791	12,034	88,766
Ending balance collectively evaluated for impairment	1,766	20,874	8,578	30,252	11,903	73,373
Total	$10,786	83,859	11,514	32,043	23,937	162,139
Loans receivable:
Ending balance individually evaluated for impairment	16,667	342,806	12,763	23,905	88,210	484,351
Ending balance collectively evaluated for impairment	118,921	552,025	289,906	599,482	1,133,983	2,694,317
Total	$135,588	894,831	302,669	623,387	1,222,193	3,178,668
Purchases of loans	$-	-	-	-	6,511	6,511
Proceeds from loan sales	$-	59,697	-		52,678	112,375
Transfer to held for sale	$-	27,928	-	-	-	27,928

As part of the transition of the regulation of OTS savings associations like BankAtlantic to the OCC, the OCC  provided  guidance to thrifts related to their transition to OCC regulatory reporting, which was to be implemented no later than March 31, 2012, including  guidance surrounding specific valuation allowances on collateral dependent loans.  Under OCC guidance, where the appraised value of collateral on a collateral dependent loan was less than the recorded investment of the loan, a charge-off of the amount of the deficiency rather than a specific valuation allowance was now generally required. Management considered the appraisals on its impaired collateral dependent loans, including appraised values and appraisal dates and during the first quarter of 2012, the Company charged down the recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell.  This charge down consisted entirely of the charging off of existing specific valuation allowances.  As  a specific valuation allowance was previously established for these loans, the charge-offs did not impact the provision for loan losses or the net loss during the year ended December 31, 2012, but did reduce the Company’s allowance for loan losses and recorded investment in the loans.

Impaired Loans -  Loans are considered impaired when, based on current information and events, the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the actual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement.  Impairment is evaluated based on past due status for consumer and residential loans.  Impairment is evaluated as part of the Company’s on-going credit monitoring process for commercial and small business loans which results in the evaluation for impairment of

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

substandard loans.  Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or based on the fair value of the loan. Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans for all loan classes are recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.  Impaired loans held for sale are measured for impairment based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure and sale.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired loans as of December 31, 2012 and 2011 were as follows (in thousands):

	As of December 31, 2012			As of December 31, 2011
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$3,032	3,287	784	17,792	17,792	15,408
Commercial real estate:
Residential	637	2,172	1	64,841	70,780	20,986
Land	-	-	-	5,451	5,451	1,765
Owner occupied	-	-	-	1,715	1,715	100
Other	27,558	39,194	836	130,771	149,742	29,731
Small business:
Real estate	-	-	-	6,499	6,499	85
Non-real estate	-	-	-	1,339	1,339	776
Consumer	-	-	-	15,951	17,502	1,454
Residential:
Residential-interest only	-	-	-	15,441	20,667	2,982
Residential-amortizing	-	-	-	20,554	24,545	3,960
Total with allowance recorded	$31,227	44,653	1,621	280,354	316,032	77,247
With no related allowance recorded:
Commercial non-real estate	$330	634	-	5,922	5,922	-
Commercial real estate:
Residential	64,684	141,842	-	26,735	71,759	-
Land	3,506	7,216	-	9,388	30,314	-
Owner occupied	2,962	4,397	-	3,882	4,872	-
Other	78,201	107,052	-	63,024	86,052	-
Small business:
Real estate	6,689	7,327	-	10,265	12,007	-
Non-real estate	1,038	2,125	-	792	1,107	-
Consumer	16,050	20,501	-	9,719	13,246	-
Residential:
Residential-interest only	16,421	28,808	-	17,761	28,042	-
Residential-amortizing	31,896	48,820	-	34,494	45,680	-
Total with no allowance recorded	$221,777	368,722	-	181,982	299,001	-

Commercial non-real estate	$3,362	3,921	784	23,714	23,714	15,408
Commercial real estate	177,548	301,873	837	305,807	420,685	52,582
Small business	7,727	9,452	-	18,895	20,952	861
Consumer	16,050	20,501	-	25,670	30,748	1,454
Residential	48,317	77,628	-	88,250	118,934	6,942
Total	$253,004	413,375	1,621	462,336	615,033	77,247

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Average recorded investment and interest income recognized on impaired loans as of December 31, 2012 and 2011 were (in thousands):

	For the Year Ended		For the Year Ended
	December 31, 2012		December 31, 2011
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$3,032	137	16,364	246
Commercial real estate:
Residential	637	-	79,833	1,983
Land	-	-	5,155	-
Owner occupied	-	-	1,943	-
Other	27,622	1,068	108,244	2,029
Small business:
Real estate	-	-	7,443	-
Non-real estate	-	-	1,644	-
Consumer	-	-	17,203	-
Residential:
Residential-interest only	-	-	14,513	-
Residential-amortizing	-	-	16,877	-
Total with allowance recorded	$31,291	1,205	269,219	4,258
With no related allowance recorded:
Commercial non-real estate	$330	-	8,623	33
Commercial real estate:
Residential	60,370	806	23,457	41
Land	4,748	-	13,395	-
Owner occupied	3,156	91	4,914	76
Other	78,393	3,996	76,050	1,404
Small business:
Real estate	6,982	404	9,800	383
Non-real estate	2,221	110	630	41
Consumer	17,887	282	9,678	391
Residential:
Residential-interest only	20,520	-	20,206	-
Residential-amortizing	36,256	177	33,647	107
Total with no allowance recorded	$230,863	5,866	200,400	2,476

Commercial non-real estate	$3,362	137	24,987	279
Commercial real estate	174,926	5,961	312,991	5,533
Small business	9,203	514	19,517	424
Consumer	17,887	282	26,881	391
Residential	56,776	177	85,243	107
Total	$262,154	7,071	469,619	6,734

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired loans and the average recorded investment and interest income recognized on impaired loans as of December 31, 2010 (in thousands):

	As of December 31, 2010
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Income
With a related allowance recorded:
Commercial non-real estate	$16,809	16,809	9,850	14,850	-
Commercial real estate:
Residential	81,731	87,739	21,298	86,868	778
Land	15,209	15,209	8,156	21,010	18
Owner occupied	1,695	1,695	335	5,366	-
Other	95,693	96,873	33,197	96,800	-
Small business:
Real estate	2,602	2,602	1,733	2,838	21
Non-real estate	1,779	1,779	1,203	2,015	-
Consumer	3,729	5,029	1,791	4,665	-
Residential:
Residential-interest only	31,805	39,451	6,741	24,327	17
Residential-amortizing	24,619	28,712	5,293	16,525	34
Total with allowance recorded	$275,671	295,898	89,597	275,264	868
With no related allowance recorded:
Commercial non-real estate	$1,497	1,497	-	4,799	15
Commercial real estate:
Residential	44,835	116,092	-	42,295	267
Land	14,039	43,846	-	25,847	19
Owner occupied	3,922	3,922	-	3,878	56
Other	81,370	97,203	-	55,311	1,446
Small business:
Real estate	15,727	16,499	-	14,722	673
Non-real estate	172	197	-	358	-
Consumer	23,029	27,146	-	22,487	624
Residential:
Residential-interest only	7,427	10,078	-	16,694	-
Residential-amortizing	25,664	31,797	-	26,950	116
Total with no allowance recorded	$217,682	348,277	-	213,341	3,216

Commercial non-real estate	$18,306	18,306	9,850	19,649	15
Commercial real estate	338,494	462,579	62,986	337,375	2,584
Small business	20,280	21,077	2,936	19,933	694
Consumer	26,758	32,175	1,791	27,152	624
Residential	89,515	110,038	12,034	84,496	167
Total	$493,353	644,175	89,597	488,605	4,084
Impaired loans without specific valuation allowances represent loans that were written-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of the cash flows discounted at the loans’ effective interest rate were equal to or greater than the carrying value of the loans, or were collectively measured for impairment.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions.  In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans remain subject to quarterly impairment analyses and adjustments.  Included in total impaired loans as of December 31, 2012 were $149.0 million of collateral dependent loans, of which $146.4 million were measured for impairment using current appraisals and $3.6 million were measured by adjusting appraisals, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date.   An appraised value with respect to one loan which did not have a current appraisal was adjusted down by an aggregate amount of $750,000 from $4.75 million to $4.0 million based on changes in market conditions

The Company had commitments to lend $75,000 of additional funds on impaired loans as of December 31, 2012.

Credit Quality Information

Management monitors delinquency trends, net charge-off levels, level of impaired loans, current loan to value, credit scores and general economic conditions in an effort to assess loan credit quality. The Company uses a risk grading matrix to monitor credit quality for commercial and small business loans.  Risk grades were assigned to each commercial and small business loan upon origination. The risk grades are monitored subsequent to origination and  the Company assigns risk grades on a scale of 1 to 13.  Criticized loans have risk grades of 10 and above. A general description of the risk grades is as follows:

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents risk grades for commercial and small business loans, including loans held for sale, as of December 31, 2012 (in thousands):

	Commercial			Owner Occupied	Other	Small	Small
	Non	Commercial	Commercial	Commercial	Commercial	Business	Business
	Real Estate	Residential	Land	Real Estate	Real Estate	Real Estate	Non-Real Estate
Grade:
Grades 1 to 7	$27	-	-	5,185	33,285	-	193
Grade 10	5,655	1,587	-	-	21,046	1,363	1,723
Grade 11	6,324	64,787	3,505	3,411	87,206	11,942	3,562
Total	$12,006	66,374	3,505	8,596	141,537	13,305	5,478

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

The loan-to-value ratios of the Company’s residential loans were as follows (in thousands):

	As of December 31, 2012 (1)		As of December 31, 2011 (2)
	Residential	Residential	Residential	Residential
Loan-to-value ratios	Interest Only	Amortizing	Interest Only	Amortizing
Ratios not available (3)	$-	-	124,868	304,372
<=60%	413	6,762	20,314	68,817
60.1% - 70%	945	1,922	10,316	30,033
70.1% - 80%	1,082	4,044	24,784	32,271
80.1% - 90%	1,584	5,300	27,622	27,523
>90.1%	13,774	18,971	174,515	108,224
Total	$17,798	36,999	382,419	571,240

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)  Current loan-to-value ratios (“LTV”) for the majority of the portfolio were obtained as of the fourth quarter of 2012 based on broker price opinions.

(2)  Current loan-to-value ratios (“LTV”) for the majority of the portfolio were obtained as of the second quarter of 2011 based on automated valuation models.

(3)  Ratios not available consisted of properties not found in the automated valuation database, and $78.8 million as of December 31, 2011 of loans originated under the community reinvestment act program that are not monitored based on loan-to-value.

The Company monitors the credit quality of its portfolio of consumer loans secured by real estate utilizing loan-to-value ratios at origination. The Company’s experience indicates that default rates are significantly lower with loans that have lower loan-to-value ratios at origination.

The loan-to-value ratios at loan origination of the Company’s consumer loans secured by real estate were as follows (in thousands):

	Consumer Home Equity
	December 31,	December 31,
Loan-to-value ratios	2012	2011
<=70%	$8,988	334,050
70.1% - 80%	3,497	97,516
80.1% - 90%	2,916	62,674
90.1% - 100%	1,067	40,327
>100%	439	11,341
Total	$16,907	545,908

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

There was no financial statement effect of consumer and residential troubled debt restructured loans as the affected loans were generally on non-accrual status and measured for impairment before the restructuring. The financial statement effects of commercial and small business troubled debt restructured loans was the establishment of specific valuation allowances, if any, in place of the general allowance for those loans that had not already been placed on nonaccrual status. There was an impact to the allowance for loan losses as a result of the concessions made, as the concessions generally result from the expectation of future cash flows over an extended period.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Troubled debt restructurings during the years ended December 31, 2012 and 2011 were as follows (dollars in thousands):

	For the Years Ended
	December 31, 2012		December 31, 2011
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings
Commercial non-real estate	-	$-	9	$8,225
Commercial real estate:
Residential	-	-	6	30,801
Land	-	-	-	-
Owner occupied	-	-	1	688
Other	-	-	9	52,267
Small business:
Real estate	2	342	5	1,905
Non-real estate	2	296	-	-
Consumer	1	47	10	742
Residential:
Residential-interest only	-	-	1	549
Residential-amortizing	1	62	22	3,567
Total Troubled Debt Restructured	6	$747	63	$98,744

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table represents the recorded investment of loans that were modified in troubled debt restructurings beginning January 1, 2011 and 2010 and experienced a payment default during the years ended December 31, 2012 and 2011 (dollars in thousands):

	For the Years Ended
	December 31, 2012		December 31, 2011
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings which
have subsequently defaulted:
Commercial non-real estate	-	$-	3	$2,209
Commercial real estate:
Residential	4	5,465	2	6,880
Land	-	-	3	5,451
Owner occupied	-	-	3	1,475
Other	2	21,912	3	11,904
Small business:
Real estate	-	-	4	981
Non-real estate	-	-	-	-
Consumer	-	-	7	527
Residential:
Residential-interest only			1	547
Residential-amortizing	9	627	6	1,115
Total Troubled Debt Restructured	15	$28,004	32	$31,089

Non-performing assets consist of non-accrual loans, non-accrual tax certificates, and real estate owned. Non-accrual loans are loans for which interest recognition has been suspended because of doubts regarding the borrower’s ability to repay principal or interest.  Non-accrual tax certificates are tax deeds or certificates in which interest recognition has been suspended due to the aging of the certificate deed.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-performing assets (in thousands):

	As of December 31,
	2012	2011	2010
Non-accrual - tax certificates	$6,391	3,094	3,636
Non-accrual – loans
Residential	44,622	85,855	86,538
Commercial real estate and business	149,278	233,293	273,930
Small business	2,845	12,016	10,879
Consumer	7,859	14,134	14,120
Total non-accrual loans (1)	204,604	345,298	385,467
Real estate owned	82,161	87,174	74,488
Other repossessed assets	-	-	-
Total non-performing assets	$293,156	435,566	463,591

(1)	Included in non-accrual loans at December 31, 2012, 2011 and 2010 were $102.6 million, $124.8 million and $145.3 million, respectively, of troubled debt restructured loans.

Accruing impaired loans (in thousands):

	As of December 31,
	2012	2011	2010
Performing impaired loans	$-	-	11,880
Loans 90 days past due and still accruing	-	80	-
Troubled debt restructured	48,400	116,954	96,006
Total accruing impaired loans	$48,400	117,034	107,886

Performing impaired loans represent loans where the Company anticipates collecting all of the principal and interest on the loans but where the timing of the payments may not be in accordance with the contractual terms of the loan agreement. Loans 90 days past due and still accruing are primarily loans that matured and are in the process of renewal, where the borrower continues to make payments under the matured loan agreement or the loan has collateral with a value sufficient in management’s judgment to prevent a loss to the Company. Troubled debt restructured loans are loans in which the original terms were modified granting the borrower loan concessions due to financial difficulties. Generally, the concessions made to borrowers experiencing financial difficulties include the reduction of the loan’s contractual interest rate, conversion of amortizing loans to interest only payments or the deferral of interest payments to the maturity date of the loan.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Foreclosed asset activity in non-interest expense includes the following (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Real estate acquired in settlement of
loans and tax certificates:
Operating expenses, net	$897	1,274	1,098
Impairment of REO	9,078	11,841	5,303
Net (gains) losses on sales	(788)	(2,126)	2,959
Net real estate owned losses	$9,187	10,989	9,360

8.  Real Estate Held for Sale

Real estate held for sale as of December 31, 2012 and 2011 consisted of $0.9 million and $3.9 million, respectively, of land and facilities.   The real estate held for sale as of December 31, 2011 was acquired by BankAtlantic in connection with its former store expansion program and transferred to BB&T upon the sale of BankAtlantic.   Included in discontinued operations during the years ended December 31, 2011 and 2010 were $0.6 million and $2.6 million, respectively, of impairments associated with these properties. During the year ended December 31, 2010, BankAtlantic sold a real estate project and recognized a $1.2 million loss included in discontinued operations in the Company’s Statement of Operations.  The Company retained certain properties formerly owned by BankAtlantic subsequent to the BB&T Transaction totaling $4.5 million and transferred the properties to real estate held for sale.  The Company sold $3.6 million of the properties for a $5.6 million gain included in net gains on assets held for sale in the Company’s Statements of Operations for the year ended December 31, 2012.

9.    Investments in Unconsolidated Companies

The Consolidated Statement of Financial Condition includes investments in unconsolidated statutory business trusts of $10.1 million as of December 31, 2011.  The statutory business trusts were formed for the purpose of issuing Trust Preferred Securities and investing the proceeds thereof in junior subordinated debentures of the Parent Company.  At the closing of the BB&T Transaction, BB&T acquired the statutory business trusts upon assumption of the Company’s trust preferred securities obligations.  The Statements of Operations for the years ended December 31, 2012 and 2010 included earnings in statutory business trusts of $0.3 million and $1.1 million.  The Statement of Operations for the year ended December 31, 2011 includes a loss from statutory business trusts of $0.3 million.

During the year ended December 31, 2007, BankAtlantic invested in a joint venture involved in the factoring of accounts receivable. While BankAtlantic owned 50% of the entity, the maximum exposure to BankAtlantic from this investment was $10 million. The factoring joint venture was consolidated in the Company’s consolidated financial statements for the years ended December 31, 2011 and 2010 as the Company was considered the primary beneficiary as it was deemed to have the power to direct the activities of the factoring joint venture and had the obligation to absorb the majority of the entity’s losses.  During the year ended December 31, 2011 the factoring joint venture ceased operations.  Included in the provision for loan losses during the year ended December 31, 2011 was $7.4 million of charge-offs associated with the factoring joint venture.

Dividends received from the factoring joint venture were $0.5 million and $0.8 million for the years ended December 31, 2011 and 2010 respectively.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The statutory business trusts’ condensed combined Statements of Financial Condition as of December 31, 2011 and condensed combined Statements of Operations for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

As of
December 31,
Statement of Financial Condition	2011
Junior subordinated debentures	$337,114
Other assets	635
Total Assets	$337,749
Trust preferred securities	$327,008
Other liabilities	635
Total Liabilities	327,643
Common securities	10,106
Total Liabilities and Equity	$337,749

	For the Years Ended December 31,
Statement of Operations	2012	2011	2010
Interest income from junior
subordinated debentures	$9,695	14,776	14,080
Interest expense	(9,414)	(15,031)	(13,026)
Net income	$281	(255)	1,054

10. Office Properties and Equipment

Office properties and equipment was comprised of (in thousands):

	As of December 31,
	2012	2011
Land	$-	42,258
Buildings and leasehold improvements	1,005	126,128
Furniture and equipment	109	80,468
Total	1,114	248,854
Less accumulated depreciation	18	109,689
Office properties and equipment - net	$1,096	139,165

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11.  Goodwill

The Company recognized goodwill associated with the acquisition of financial institutions in prior periods.  The balance of goodwill as of December 31, 2012, 2011 and 2010 was $0, $13.1 million and $13.1 million, respectively.  The $13.1 million of goodwill related to a BankAtlantic reporting unit that was sold in the BB&T Transaction.

The Company tested goodwill for potential impairment annually or during interim periods if impairment indicators existed. Goodwill of $13.1 million included in the Company’s Consolidated Statement of Financial Condition as of December 31, 2011 associated with BankAtlantic’s capital services reporting unit was tested for potential impairment on September 30, 2011 (the annual testing date) and was determined not to be impaired.  As of September 30, 2011, the estimated fair value of the Company’s capital services reporting unit exceeded the estimated fair value of the underlying assets by $30.1 million.

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

12.  Income Taxes

The provision (benefit) for income taxes and the provision (benefit) for income taxes from continuing operations consisted of (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Continuing operations	$(18,744)	(19,480)	127
Discontinued operations	21,005	19,182	(2,261)
Total provision (benefit)
for income taxes	$2,261	(298)	(2,134)
Continuing operations:
Current:
Federal	$-	(298)	127
State	-	-	-
Total current	-	(298)	127
Deferred:
Federal	(16,071)	(16,405)	-
State	(2,673)	(2,777)	-
Total deferred	(18,744)	(19,182)	-
(Benefit) provision for income
taxes from continuing operations	$(18,744)	(19,480)	127

The Company's actual (benefit) provision for income taxes from continuing operations differs from the Federal expected income tax (benefit) provision as follows (in thousands):

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Years Ended December 31,
	2012		2011		2010
Income tax benefit at
expected federal income tax
rate of 35%	$ (16,527)	35.00%	$ (27,647)	35.00%	(46,677)	35.00%
Increase (decrease) resulting from:
Benefit for state taxes
net of federal benefit	(1,738)	3.68%	(3,414)	4.32%	(5,551)	4.16%
Valuation allowance increase	-	0.00%	11,884	-15.04%	52,241	-39.17%
Other - net	(479)	1.01%	(303)	0.38%	114	-0.09%
(Benefit) provision for income taxes	$ (18,744)	39.69%	$ (19,480)	24.66%	$ 127	-0.10%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	For the Years Ended December 31,
Deferred tax assets:	2012	2011	2010
Allowance for loans, REO, tax certificate losses and write-downs, for
financial statement purposes	$21,914	48,253	49,746
Federal and State NOL and tax credit carryforward	74,494	152,438	138,297
Real estate held for development and sale capitalized costs for tax purposes
in excess of amounts capitalized for financial statement purposes	5,338	4,908	2,793
Accumulated other comprehensive income	-	4,731	1,760
Share based compensation	883	2,327	2,204
Purchase accounting adjustments for bank acquisitions	-	962	507
Other	2,919	4,056	5,045
Total gross deferred tax assets	105,548	217,675	200,352
Less valuation allowance	(105,548)	(211,326)	(196,471)
Total deferred tax assets	-	6,349	3,881
Deferred tax Liabilities:
Deferred loan income	-	1,720	1,674
Prepaid pension expense	-	4,617	1,630
Other	-	12	577
Total gross deferred tax liabilities	-	6,349	3,881
Net deferred tax asset	-	-	-
Less net deferred tax asset at beginning of period	-	-	-
Reduction in deferred tax valuation allowance for continuing operations	(2,261)	-	2,261
Decrease in accumulated other comprehensive income	-	-	-
Benefit (Provision) for deferred income taxes	(2,261)	-	2,261
(Provision) benefit for deferred income taxes - discontinued operations	(21,005)	(19,182)	2,261
Benefit for deferred income taxes - continuing operations	$18,744	19,182	-

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Activity in the deferred tax valuation allowance was (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Balance, beginning of period	$211,326	196,471	138,892
Other comprehensive (loss) income	(4,731)	2,971	3,100
Increase included in continuing operations	-	11,884	52,241
(Decrease) increase included in discontinued operations	(101,047)	-	2,238
Balance, end of period	$105,548	211,326	196,471

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations. During the years ended December 31, 2012 and 2011, the Company reduced its deferred tax valuation allowance from continuing operations by $18.7 million and $19.5 million, respectively, to reflect the allocation of income from discontinued operations to continuing operations.  The Company reduced its deferred tax valuation allowance from continuing operations by $2.3 million during the year ended December 31, 2010 to reflect the future taxable income associated with unrealized gains in accumulated other comprehensive income.

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In its evaluation, management considers taxable loss carry-back availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. Based on the Company’s evaluation, a deferred tax valuation allowance of $105.5 million, $211.3 million and $196.5 million was maintained against its net deferred tax assets as of December 31, 2012, 2011 and 2010, respectively. The Company’s deferred tax assets for which it has not established a valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences.  The majority of the benefits of the Company’s net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income.  The Company’s deferred tax asset valuation allowance would be reversed if and when it becomes more likely than not that the Company will generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

Included in the Company’s deferred tax assets as of December 31, 2012 was $165.0 million of federal income tax NOL carry-forwards, of which $105.2 million expire in 2030 and $59.8 million expire in 2031. The Company’s federal tax credit carry-forwards were $2.1 million at December 31, 2012 and expire from 2025 to 2029.

BBX and its subsidiaries currently file consolidated federal and state income tax returns.  BBX filed separate state income tax returns for years ending prior to December 31, 2011. The Company’s state NOL carry-forwards were $577.2 million as of December 31, 2012 and expire from 2024 through 2031.

The Company’s income tax returns for all years subsequent to the 2005 tax year are subject to examination. Various state jurisdiction tax years remain open to examination. There were no income tax filings under examination as of December 31, 2012.

Prior to December 31, 1996, BankAtlantic was permitted to deduct from taxable income an allowance for bad debts which was in excess of the provision for such losses charged to income. Accordingly, at December 31, 2011, the Company had $21.5 million of excess allowance for bad debts for which no provision for income tax had been provided.  Included in the provision for income taxes for the year ended December 31, 2012 was a $21.5 million reduction in bad debt expenses associated with the recapture of the excess allowance for bad debts upon the sale of BankAtlantic.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.  Deposits

The Company had no outstanding deposits at December 31, 2012 as all deposits were assumed by BB&T in connection with the acquisition of BankAtlantic in the BB&T Transaction.  The weighted average nominal interest rate payable on deposit accounts at December 31, 2011 was 0.41%. The stated rates and balances on deposits were (dollars in thousands):

	As of December 31, 2011
	Amount	Percent
Interest free checking	$846,857	25.82%
Insured money fund savings:
0.71% at December 31, 2011	523,585	15.96
NOW accounts:
0.36% at December 31, 2011	1,130,569	34.47
Savings accounts:
0.15% at December 31, 2011	414,906	12.65
Total non-certificate accounts	2,915,917	88.90
Certificate accounts:
Less than 2.00%	314,808	9.60
2.01% to 3.00%	37,308	1.14
3.01% to 4.00%	5,108	0.15
4.01% to 5.00%	6,942	0.21
Total certificate accounts	364,166	11.10
Total deposit accounts	$3,280,083	100%

Interest expense by deposit category included in discontinued operations was (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Money fund savings and NOW accounts	$5,023	7,310	9,287
Savings accounts	341	910	1,112
Certificate accounts	1,743	6,516	12,295
Less early withdrawal penalty	(47)	(124)	(183)
Total	$7,060	14,612	22,511

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in deposits at December 31, 2011 was (in thousands):

Brokered deposits	$752
Public deposits	29,196
Total institutional deposits	$29,948

Included in the Company’s Consolidated Statement of Operations in discontinued operations during the year ended December 31, 2011 was prepayment penalties of $1.1 million upon the repayment of $85 million of institutional certificate of deposit accounts.

14.  Advances from Federal Home Loan Bank

At December 31, 2011, BankAtlantic had $0 of FHLB advances outstanding.  The average balance and average interest rate of FHLB advances outstanding during the year ended December 31, 2011 was $43.9 million and 0.35%, respectively.   There were no FHLB advances outstanding during the year ended December 31, 2012.

During the years ended December 31, 2011 and 2010, BankAtlantic incurred prepayment penalties of $20,000, and $53,000 upon the repayment of $40 million and $2 million of FHLB advances, respectively.  The prepayment penalties were included in discontinued operations in the Company’s Statement of Operations for the years ended December 31, 2011 and 2010.  There were no prepayment penalties incurred during the year ended December 31,  2012.

15.  Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase represent transactions where BankAtlantic sold a portion of its current investment portfolio (usually mortgage-backed securities and real estate mortgage investment conduits) at a negotiated rate and agreed to repurchase the same assets at a specified future date. BankAtlantic issued repurchase agreements to its customers. During the year ended December 31, 2011, BankAtlantic discontinued its customer repurchase agreement product.  These transactions were collateralized by securities available for sale. Customer repurchase agreements are not insured by the Federal Deposit Insurance Corporation (“FDIC”). There were no customer repurchase agreements outstanding as of December 31, 2011.

The following table provides information on the agreements to repurchase (dollars in thousands):

		2011	2010
Maximum borrowing at any month-end within the period		$18,445	31,101
Average borrowing during the period		$6,849	22,009
Average interest cost during the period	%	0.13	0.12
Average interest cost at end of the period	%	-	0.13

16.  Other Short-term Borrowings

During the years ended December 31, 2011 and 2010, BankAtlantic participated in the Treasury Tax and Loan Program (“TTL”) with the Department of Treasury (the “Treasury”) and the discount window with the Federal Reserve Bank. Under the Treasury program, the Treasury, at its option, could invest up to $2.2 million with BankAtlantic at the federal funds rate less 25 basis points.  At December 31, 2011, BankAtlantic had pledged $36.8 million of agency securities available for sale as collateral for the Federal Reserve discount window.  BankAtlantic had no borrowings outstanding under the TTL program or the Federal Reserve Bank discount window as of December 31, 2011.

The following table provides information on TAF and TTL borrowings (dollars in thousands):

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		As of December 31,
		2011	2010
Ending balance		$-	1,240
Maximum outstanding at any month end
within period		$1,367	2,646
Average amount outstanding during period		$1,109	2,011
Average cost during period	%	-	0.02

17.   Junior Subordinated Debentures and Subordinated Debentures

In October 2002, BankAtlantic issued $22 million of floating rate subordinated debentures due in November 2012. The subordinated debentures paid interest quarterly at an interest rate of LIBOR plus 3.45%.  The subordinated debentures were assumed by BB&T upon the acquisition of BankAtlantic in the BB&T Transaction.

Junior Subordinated Debentures:

The Company had the following junior subordinated debentures outstanding at December 31, 2011 (dollars in thousands):

					Beginning
					Optional
	Issue	As of December 31,	Interest	Maturity	Redemption
Junior Subordinated Debentures	Date	2011 (2)	Rate (1)	Date	Date
BBX Capital Trust I(A)	6/26/2007	$27,399	LIBOR + 1.45%	9/15/2037	9/15/2012
BBX Capital Trust II(A)	9/20/2007	5,488	LIBOR + 1.50%	12/15/2037	12/15/2012
BBX Capital Trust II	3/5/2002	73,473	8.5%	3/31/2032	3/31/2007
BBC Capital Trust III	6/26/2002	29,058	LIBOR + 3.45%	6/26/2032	6/26/2007
BBC Capital Trust IV	9/26/2002	29,014	LIBOR + 3.40%	9/26/2032	9/26/2007
BBC Capital Trust V	9/27/2002	11,606	LIBOR + 3.40%	9/30/2032	9/27/2007
BBC Capital Trust VI	12/10/2002	17,367	LIBOR + 3.35%	12/10/2032	12/10/2007
BBC Capital Trust VII	12/19/2002	28,884	LIBOR + 3.25%	12/26/2032	12/19/2007
BBC Capital Trust VIII	12/19/2002	17,194	LIBOR + 3.35%	1/7/2033	12/19/2007
BBC Capital Trust IX	12/19/2002	11,463	LIBOR + 3.35%	1/7/2033	12/19/2007
BBC Capital Trust X	3/26/2003	57,593	LIBOR + 3.15%	3/26/2033	3/26/2008
BBC Capital Trust XI	4/10/2003	11,429	LIBOR + 3.25%	4/24/2033	4/24/2008
BBC Capital Trust XII	3/27/2003	17,146	LIBOR + 3.25%	4/7/2033	4/7/2008
Total Junior Subordinated
Debentures (2)		$337,114

(1)  LIBOR interest rates are indexed to three-month LIBOR and adjust quarterly.

(2)  Included in the outstanding balances at December 31, 2011 was $42.9 million of deferred interest.  The deferred interest was repaid by the Company upon the consummation of the BB&T Transaction

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All of the Company’s junior subordinated debentures were assumed by BB&T upon consummation of the BB&T Transaction.

At December 31, 2011, $0.6 million of unamortized underwriting discounts and costs associated with the issuance of subordinated debentures and junior subordinated debentures were included in other assets in the Company’s Consolidated Statements of Financial Condition.

The Parent Company had formed thirteen statutory business trusts (“Trusts”) for the purpose of issuing Trust Preferred Securities ("trust preferred securities") and investing the proceeds thereof in junior subordinated debentures of the Parent Company.  The Trusts used the proceeds from issuing trust preferred securities and the issuance of its common securities to the Parent Company to purchase junior subordinated debentures from the Parent Company. Interest on the junior subordinated debentures and distributions on the trust preferred securities were payable quarterly in arrears. Distributions on the trust preferred securities were cumulative and based upon the liquidation value of the trust preferred security. The Parent Company had the right, at any time, as long as there were no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures. Beginning in February and March 2009, the Parent Company notified the trustees of the junior subordinated debentures that it had elected to defer interest payments for the next regularly scheduled quarterly interest payment dates. The Parent Company continued to elect to defer interest payments for each subsequent quarterly interest payment date until the consummation of the BB&T Transaction in which the deferred interest of $51.3 million was paid-in-full. During the deferral period, interest accrued on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Parent Company continued to record the interest expense associated with the junior subordinated debentures.

18.   Notes Payable

Effective December 31, 2012, CAM acquired a third party’s 32.2% participant’s interest in a non-performing commercial real estate loan held by CAM for  $9.0 million payable pursuant to a promissory note. The note had an effective date of December 31, 2012 and matures on February 1, 2020. The note bears interest at the “Wall Street Journal Prime Rate” plus 100 basis points per annum and is payable monthly. The note is payable interest only for the first year and commencing on January 1, 2014 and continuing each succeeding month, CAM is required to make a $27,000 monthly principal payment.  The note will be secured by a mortgage on the property collateralizing the commercial real estate loan once foreclosure of the collateral is finalized.  The note may be prepaid in whole or in part without a prepayment fee.  BBX Capital entered into a $4.5 million unconditional limited guaranty to further support the repayment of the note.  The note was recorded at a $0.5 million premium as the fair value of the participant’s interest in the collateral had a fair value less cost to sell of $8.5 million.  The non-performing commercial real estate loan had a recorded investment of $19.6 million at December 31, 2012.

CAM acquired a third party’s 50% participant’s interest in a real estate owned property for $2.5 million payable pursuant to a note.  The note had an effective date of December 31, 2012, matures on December 31, 2017, and bears interest at a fixed rate of 8.00% per annum. The note is interest-only payable monthly until maturity.

The note may be prepaid in whole or in part without a prepayment fee.  The note was recorded at a $0.7 million premium as the fair value of the participant’s interest in the property had a fair value less cost to sell of $1.8 million.

The annual maturities of notes payable as of December 31, 2012 were as follows (in thousands):

Year Ending	Note
December 31,	Payable
2013	$-
2014	324
2015	324
2016	324
2017	2,829
Thereafter	7,704
Total	$11,505

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.    Restructuring Charges, Impairments and Exit Activities

The following provides the change in restructuring and exit activities liabilities at December 31, 2010, 2011 and 2012 (in thousands):

	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability
Balance at January 1, 2010	$10	3,681	3,691
Expenses incurred	3,971	3,601	7,572
Amounts paid or amortized	(1,543)	(1,406)	(2,949)
Balance at December 31, 2010	$2,438	5,876	8,314

Balance at January 1, 2011	$2,438	5,876	8,314
Expenses incurred	(192)	(1,211)	(1,403)
Amounts paid or amortized	(2,246)	(2,876)	(5,122)
Balance at December 31, 2011	$-	1,789	1,789

Balance at January 1, 2012	$-	1,789	1,789
Expenses recovered	-	-	-
Liability assumed by BB&T	-	(1,774)	(1,774)
Amounts paid or amortized	-	(15)	(15)
Balance at December 31, 2012	$-	-	-

In December 2007, BankAtlantic decided to sell certain properties that it had previously acquired for future store expansion program and to terminate or sublease certain back-office operating leases. During the years ended December 31, 2011 and 2010, BankAtlantic incurred impairment charges and lease termination costs associated with these properties and leases as shown on the above table which are included in discontinued operations in the Company’s Statement of Operations.

During the years ended December 31, 2010, BankAtlantic reduced its workforce primarily in the community banking and commercial lending business units and incurred employee termination costs as shown on the above table.

There were no employee termination costs associated with the BB&T Transaction as no employees were terminated by the Company in connection with the consummation of the BB&T Transaction.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.  Employee Benefit Plans

Defined Contribution 401(k) Plan:

The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

		For the Years Ended December 31,
		2012	2011	2010
Employee salary contribution Limit (1)		$17.0	16.5	16.5
Percentage of salary limitation	%	75	75	75
Total match contribution (2)		$-	-	-
Vesting of employer match		Immediate	Immediate	Immediate

(1)

For the year ended December 31, 2012, employees over 50 were entitled to contribute $22,500.  For each of the years in the two year period ended December 31, 2011, employees over the age of 50 were entitled to contribute $22,000.

(2)	The employer matched 100% of the first 3% of employee contributions and 50% of the next 2% of employee contributions. The Company discontinued the employer match on April 1, 2009.

Defined Benefit Pension Plan:

At December 31, 1998, the Company froze its defined benefit pension plan (the “Plan").  All participants in the Plan ceased accruing service benefits beyond that date and became vested.  BB&T assumed the pension obligation upon the acquisition of BankAtlantic in  the BB&T Transaction.

The following tables set forth the Plan's change in benefit obligation and change in plan assets (in thousands):

As of
December 31,
Change in benefit obligation	2011
Benefit obligation at the beginning of the year	$33,975
Interest cost	1,828
Actuarial loss	6,055
Benefits paid	(1,284)
Projected benefit obligation at end of year	40,574

Change in plan assets
Fair value of Plan assets at the beginning of year	24,270
Actual return on Plan assets	196
Employer contribution	8,855
Benefits paid	(1,284)
Fair value of Plan assets as of actuarial date	32,037
Funded status at end of year	$(8,537)

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in the Company’s Consolidated Statement of Financial Condition in other liabilities was $8.5 million as of December 31, 2011 representing the under-funded pension plan amount.

Amounts recognized in accumulated other comprehensive loss consisted of (in thousands):

	As of December 31,
	2012	2011	2010
Net comprehensive loss	$-	22,428	15,852

The change in net comprehensive loss was as follows (in thousands):

	As of December 31,
	2012	2011	2010
Change in comprehensive loss	$22,428	6,576	1,923

Included in the gain on the sale of BankAtlantic in discontinued operations in the Company’s Statement of Operations during the year ended December 31, 2012 was $22.4 million of pension losses associated with the under-funded pension plan amount and the unrecognized net losses from pension investments.

Components of net periodic pension expense included in discontinued operations are as follows (in thousands):

	For the Years Ended
	December 31,
	2011	2010
Interest cost on projected benefit obligation	$1,828	1,838
Expected return on plan assets	(2,000)	(1,804)
Amortization of unrecognized net gains and losses	1,283	1,322
Net periodic pension expense	$1,111	1,356

The actuarial assumptions used in accounting for the Plan were:

	For the Years Ended
	December 31,
	2011	2010
Weighted average discount rate used to
determine benefit obligation	4.25%	5.5%
Weighted average discount rate used to
to determine net periodic benefit cost	5.5%	5.5%
Rate of increase in future compensation levels	N/A	N/A
Expected long-term rate of return	8.5%	8.5%

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis. The discount rate assumption is based on rates of high quality corporate bonds.  The expected long-term rate of return was estimated using historical long-term returns based on the expected asset allocations.  Current participant data was used for the actuarial assumptions for each of the two years ended December 31, 2011.  BankAtlantic contributed $ 0.3 million, $8.9 million and $0.8 million to the BankAtlantic Plan during the years ended December 31, 2012, 2011 and 2010, respectively.

21.  Commitments and Contingencies

The Company leases office space for its corporate headquarters.  The approximate minimum future rental payments under this lease, at December 31, 2012, for the periods shown are (in thousands):

Year Ending December 31,	Amount
2013	$211
2014	372
2015	383
2016	394
2017	406
Thereafter	173
Total	$1,939

The Company incurred rent expense, including rent expense related to our discontinued operations, for the periods shown (in thousands):

	As of December 31,
	2012	2011	2010
Rental expense for premises and equipment	$4,515	8,242	10,973

In the normal course of its business, the Company is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and to issue standby and documentary letters of credit and involve, to varying degrees, elements of credit risk. The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments.

Financial instruments with off-balance sheet risk were (in thousands):

	As of December 31,
	2012	2011
Commitments to sell fixed rate residential loans	$-	14,882
Commitments to originate loans held for sale	-	14,089
Commitments to originate loans held to maturity	-	10,383
Commitments to extend credit, including the undisbursed
portion of loans in process	439	328,872
Standby letters of credit	-	6,269
Commercial lines of credit	-	51,990

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commitments to extend credit as of December 31, 2012 relate to FAR and represent undisbursed amounts pursuant to revolving lines of credit and are agreements to lend funds to a customer subject to conditions established in the commitment. Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Standby letters of credit represented conditional commitments issued by BankAtlantic to guarantee the performance of a customer to a third party.  Standby letters of credit were generally issued to customers in the construction industry guaranteeing project performance. BankAtlantic also issued standby letters of credit to commercial lending customers guaranteeing the payment of goods and services. Those guarantees were primarily issued to support public and private borrowing arrangements and generally have maturities of one year or less.

BankAtlantic was required to maintain reserve balances with the Federal Reserve Bank. Such reserves consisted of cash and amounts due from banks of $19.3 million at December 31, 2011.

The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of litigation and the ultimate resolution are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of December 31, 2012 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimated. Management currently estimates the aggregate range of reasonably possible losses as $0 to $4.4 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2012. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

In certain matters we are unable to estimate the loss or reasonable range of loss until additional developments in the case provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters the claims are broad and the plaintiffs have not quantified or factually supported the claim.

We believe that liabilities arising from litigation discussed below, in excess of the amounts currently accrued, if any, will not have a material impact to the Company’s financial statements. However, due to the significant uncertainties involved in these legal matters, we may incur losses in excess of accrued amounts and an adverse outcome in these matters could be material to the Company’s financial statements.

The following is a description of certain ongoing or recently concluded litigation matters:

Securities and Exchange Commission Complaint

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, BBX Capital’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX Capital’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The SEC is seeking a finding by the court of violations of securities laws, a permanent injunction barring future violations, civil money penalties and, in the case of Mr. Alan B. Levan, an order barring him from serving as an officer or director of a public company. Discovery is on-going and the case is currently set for trial during the two-week period beginning on August 26, 2013. BBX Capital believes the claims to be without merit and intends to vigorously defend the actions.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly owned subsidiary of CAM, among others as defendants.  BBX Capital and Fidelity Tax were served with the complaint January 8, 2013.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction. BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013.    BBX Capital believes the claims to be without merit and intends to vigorously defend the actions.

22.  Restricted Stock, Common Stock and Common Stock Option Plans

Issuance of Class A Common Stock

On May 2, 2011, the Company announced its intention to pursue a rights offering to the Company’s shareholders for up to $30 million of Class A Common Stock. Under the terms of the rights offering, the Company distributed to each holder of record of the Company’s Class A Common Stock and Class B Common Stock on May 12, 2011 0.624 non transferable subscription rights to purchase shares of Class A Common Stock for each share of Class A and Class B common stock owned on that date.  Each whole subscription right entitled the holder to purchase one share of Class A Common Stock at a subscription price of $3.75 per share. The rights offering was completed on June 16, 2011 and the Company issued 3,025,905 shares of its Class A Common Stock to its shareholders. The Company used the net proceeds of $11.0 million to fund part of its $20 million capital contribution to BankAtlantic in June 2011.

On June 18, 2010 a prospectus supplement was filed with the Securities and Exchange Commission with respect to a $25 million rights offering to the Company’s shareholders. The Company distributed to each holder of record who owned shares of the Company’s Class A common stock and Class B common stock on June 14, 2010 0.327 non-transferable subscription rights to purchase shares of Class A common stock for each share of Class A and Class B common stock owned on that date. Each whole subscription right entitled the holder to purchase one share of Class A Common Stock at a subscription price of $7.50 per share. The rights offering was completed on July 20, 2010 with the Company issuing an aggregate of 2,668,076 shares of Class A common stock to its existing shareholders for net proceeds of approximately $20 million.

BankAtlantic Bancorp Restricted Stock and Stock Option Plans:

            The Company has two share-based compensation plans:  the 2001 Amended and Restated Stock Option Plan and the 2005 Restricted Stock Option Plan.  The maximum term of incentive stock options and non-qualifying stock options issued in each of these plans is ten years.  Vesting is established by the Compensation Committee of the Board of Directors (“the Compensation Committee”) in connection with each grant of options or restricted stock. All directors’ stock options vest immediately.  In 2005, all shares remaining available for grant of new awards under the 2001 stock option plan were canceled.    The 2005 Restricted Stock and Option Plan provides that up to 1,875,000 shares of Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s non-vested restricted Class A common share activity:

	Class A	Weighted
	Non-vested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2009	3,960	$210.55
Vested	(1,980)	192.60
Forfeited	(23,200)	9.10
Granted	335,000	6.20
Outstanding at December 31, 2010	313,780	7.40
Vested	(87,130)	8.68
Forfeited	(14,750)	6.20
Granted	-	-
Outstanding at December 31, 2011	211,900	$6.96
Vested	(142,900)	6.20
Forfeited	(4,000)	6.20
Granted	1,130,406	6.55
Outstanding at December 31, 2012	1,195,406	$6.53

In November 2012, the Company entered into employment agreements with certain of its executive officers.  Pursuant to the terms of their employment agreements, the Company granted in the aggregate  1,130,406 shares of Class A restricted common stock (“RSA”) under the 2005 Restricted Stock and Option Plan.    The grant date fair value was calculated based on the closing price of the Company’s Class A common stock on the grant date. The RSAs vest pro-rata over four years and had a fair value of $6.55 per share at the grant date.

In February 2010, the Board of Directors granted to employees 320,000 RSAs under the 2005 Restricted Stock and Option Plan. The Board of Directors also granted 15,000 RSAs to employees of BFC that perform services for the Company. The grant date fair value was calculated based on the closing price of the Company’s Class A common stock on the grant date. The RSAs vest pro-rata over four years and had a fair value of $6.20 per share at the grant date.

As of December 31, 2012, the total unrecognized compensation cost related to non-vested restricted stock compensation was approximately $7.3 million. The cost of these non-vested RSAs is expected to be recognized over a weighted-average period of approximately 22 months. The fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $684,000, $446,000 and $15,000, respectively.    The vesting of 72,400 RSAs was accelerated with respect to employees employed by BankAtlantic at the closing of the BB&T Transaction.  As a consequence, the Company recognized $0.4 million of compensation expense upon the vesting of the RSA’s on July 31, 2012.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s Class A common stock option activity:

		Weighted	Weighted
	Class A	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)
Outstanding at December 31, 2009	156,043	$273.05	5.2
Exercised	-	-
Forfeited	(31,238)	306.70
Expired	(8,457)	212.15
Granted	-	-
Outstanding at December 31, 2010	116,348	268.45	3.7
Exercised	-	-
Forfeited	(6,751)	282.05
Expired	(17,367)	254.32
Granted	-	-
Outstanding at December 31, 2011	92,230	277.25	3.1
Exercised	-
Forfeited	(55,426)	306.63
Expired	-	-
Granted	-	-
Outstanding at December 31, 2012	36,804	$233.00	3.1	$-
Exercisable at December 31, 2012	36,804	$233.00	3.1	$-
Available for grant at December 31, 2012	423,499

There were no options granted or exercised during each of the years in the three year period ended December 31, 2012.  Upon the consummation of the BB&T Transaction and the transfer of employees to BB&T, options to acquire 55,426 shares of Class A Common Stock were forfeited.

Included in the Company’s Consolidated Statements of Operations in compensation expense was $1.1 million, $1.1 million and $1.4 million of share-based compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively. There was no recognized tax benefit associated with the compensation expense for the years ended December 31, 2012, 2011 and 2010 as it was not more likely than not that the Company would realize the tax benefits associated with the share based compensation expense.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23.  Earnings per Share

The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2012, 2011 and 2010 (in thousands, except share data).

	For The Years Ended December 31,
	2012	2011		2010
Basic and Diluted loss per share
Numerator:
Continuing operations	$(28,476)	(59,512)		(133,490)
Less: net income attributable to
non controlling interest	-	(336)		(931)
Continuing operation attributable
to BBX Capital Corporation	(28,476)	(59,848)		(134,421)
Discontinued operations	264,238	30,771		(9,760)
Net loss	$235,762	(29,077)	-	(144,181)
Denominator:
Basic and diluted weighted average
number of common shares outstanding	15,720,217	14,227,370		11,166,951
Basic and Diluted loss per share from:
Continuing operations	$(1.81)	(4.21)		(12.04)
Discontinued operations	16.81	2.17		(0.87)
Basic and Diluted loss per share	$15.00	(2.04)		(12.91)

Options to acquire 36,804,  92,230, and 116,348 shares of Class A common stock were anti-dilutive for the years ended December 31, 2012, 2011 and 2010, respectively.  Outstanding RSAs in the amount of 1,195,406,  211,900 and 313,780 were anti-dilutive for the years ended December 31, 2012, 2011 and 2010, respectively.

On July 20, 2010, the Company completed rights offerings of Class A common stock to its shareholders at a subscription price that was lower than the market price of the Company’s Class A common stock. As a consequence, the rights offerings were deemed to contain a bonus element that is similar to a stock dividend requiring the Company to adjust the weighted average number of common shares used to calculate basic and diluted earnings per share in prior periods retrospectively by a factor of 1.0051.

24.  Fair Value Measurement

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

There were no assets measured at fair value on a recurring basis in the Company’s financial statements as of December 31, 2012.  There were no recurring liabilities measured at fair value in the Company’s financial statements as of December 31, 2012 or December 31, 2011.

The valuation techniques and the inputs used in our financial statements to measure the fair value of our recurring financial instruments are described below.

The fair values of mortgage-backed and real estate mortgage conduit securities (“REMICS”) were estimated using independent pricing sources and matrix pricing. Matrix pricing uses a market approach valuation technique and Level 2 valuation inputs as quoted market prices are not available for the specific securities that the Company owns. The independent pricing sources value these securities using observable market inputs including:  benchmark yields, reported trades, broker/dealer quotes, issuer spreads and other reference data in the secondary institutional market, which is the principal market for these types of assets. To validate fair values obtained from the pricing sources, the Company reviews fair value estimates obtained from brokers, investment advisors and others to determine the reasonableness of the fair values

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

obtained from independent pricing sources. The Company reviews any price that it determines may not be reasonable and requires the pricing sources to explain the differences in fair value or re-evaluate its estimated fair value.

Equity securities are generally fair valued using the market approach and quoted market prices (Level 1) or matrix pricing (Level 2) with inputs obtained from independent pricing sources, if available.  We also obtain non-binding broker quotes to validate fair values obtained from matrix pricing. We also invested in private limited partnerships that do not have readily determinable fair values.  We used the net asset value per share as provided by the partnership to estimate the fair value of these investments.  The net asset value of the partnership was a Level 2 input since we had the ability to require the redemption of our investment at its net asset value.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2012 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant	Total
	As of	for Identical	Other Observable	Unobservable	Impairments (1)
	December 31,	Assets	Inputs	Inputs	For the Year Ended
Description	2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Loans measured for
impairment using the fair value
of the underlying collateral	$61,528	-	-	61,528	5,700
Impaired real estate owned	31,645	-	-	31,645	8,416
Impaired loans held for sale	24,748	-	-	24,748	2,577
Total	$117,921	-	-	117,921	16,693

(1)	Total impairments represent the amount of losses recognized during the year ended December 31, 2012 on assets that were held and measured at fair value as of December 31, 2012.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of December 31, 2012	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value
of the underlying collateral	$61,528	Fair Value of Property	Appraisal	$0.3 - $11.8 million ($3.2 million)
Impaired real estate owned	31,645	Fair Value of Property	Appraisal	$0.2 - $8.9 million ($3.3 million)
Impaired loans held for sale	24,748	Fair Value of Collateral	Appraisal	$0.1 - $3.1 million ($1.2 million)
Total	$117,921

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2011 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant	Total
	As of	for Identical	Other Observable	Unobservable	Impairments (1)
	December 31,	Assets	Inputs	Inputs	For the Year Ended
Description	2011	(Level 1)	(Level 2)	(Level 3)	December 31, 2011
Loans measured for
impairment using the fair value
of the underlying collateral	$340,479	-	-	340,479	82,101
Impaired loans held for sale	41,408	-	-	41,408	7,646
Impaired real estate held for sale	3,898		-	3,898	600
Impaired real estate owned	82,217	-	-	82,217	14,215
Total	$468,002	-	-	468,002	104,562

(1)  Total impairments represent the amount of losses recognized during the year ended December 31, 2011 on assets that were measured at fair value as of December 31, 2011.

There were no material liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of December 31, 2012 and December 31, 2011.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell as the majority of the Company’s loan portfolio is collateral dependent. The Company primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an estimate of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral, and we may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, we use our judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the calculation of the fair value of the collateral are considered Level 3 inputs. The Company generally recognizes impairment losses based on third party broker price opinions or automated valuation services to obtain the fair value of the collateral less cost to sell when impaired homogenous loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discounts rates and foreclosure timeframes and exposure periods.  The fair value of our loans may significantly increase or decrease based on changes in property values as our loans are primarily real estate loans.

Impaired Real Estate Owned and Real Estate Held for Sale

Real estate is generally valued using third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an estimate of the fair value of the properties.  The market observable data is generally comparable property sales, rent rolls, market capitalization rates on income producing properties and risk adjusted discount rates. However, the appraisers or brokers use professional judgment in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date. As a consequence of using appraisals, broker price opinions and adjustments to appraisals, the fair values of the properties are considered Level 3 inputs.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Financial Disclosures about Fair Value of Financial Instruments

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount		Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	December 31,	December 31,	Assets	Inputs	Inputs
Description	2012	2012	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing
deposits in banks	$62,873	62,873	62,873	-	-
Tax certificates	3,389	3,318	-	-	3,318
Loans receivable including loans held for sale, net	317,310	316,075	-	-	316,075
Financial liabilities:
Notes payable	10,301	10,301			10,301
BB&T preferred interest in FAR	196,877	201,099	-	-	201,099

	December 31, 2011
	Carrying	Fair
(in thousands)	Amount	Value
Financial assets:
Cash and interest bearing
deposits in banks	$770,292	770,292
Securities available for sale	46,435	46,435
Tax certificates	46,488	45,562
Federal home loan bank stock	18,308	18,308
Loans receivable including loans
held for sale, net	2,503,804	2,317,144
Financial liabilities:
Deposits	3,280,083	3,279,562
Subordinated debentures	22,000	21,989
Junior subordinated debentures	337,114	226,991

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments,  management has derived the fair value of the majority of these financial instruments using the income approach technique with Level 3 unobservable inputs. Management estimates used in its net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. The Company’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.  As such, the Company may not receive the estimated value upon sale or disposition of the asset or pay the estimated value upon disposition of the liability in advance of its scheduled maturity.

Interest-bearing deposits in other banks include $0.5 million and $5.7 million of certificates of deposits guaranteed by the FDIC with maturities of less than one year as of December 31, 2012 and 2011, respectively. Due to the FDIC guarantee and the short-term maturity of these certificates of deposit, the fair value of these deposits approximates the carrying value.

Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented into fixed and adjustable rate interest terms and by performing and non-performing categories.

The fair value of performing loans is calculated by using an income approach with Level 3 inputs.  The fair value of performing loans is estimated by discounting forecasted cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan portfolio. The estimate of average maturity is based on the Company's historical experience with prepayments for each loan classification, modified as required by an estimate of the effect of current economic and lending conditions. Management assigns a credit risk premium and an illiquidity adjustment to these loans based on risk grades and delinquency status.  The fair value of non-performing collateral dependent loans is estimated using an income approach with Level 3 inputs. The fair value of non-performing loans utilizes the fair value of the collateral adjusted for operating and selling expenses and discounted over the estimated holding period based on the market risk inherent in the property.

The fair value of tax certificates is calculated using the income approach with Level 3 inputs.  The fair value is based on discounted expected cash flows using discount rates that take into account the risk of the cash flows of tax certificates relative to alternative investments.

The fair value of notes payable is considered its carrying amount as the notes were issued to a market participant effective December 31, 2012.

BB&T’s preferred interest in FAR’s securities is considered an adjustable rate debt security.  The fair value of this security is calculated using the income approach with Level 3 inputs.  The fair value was obtained by discounting forecasted cash flows by risk adjusted market interest rate spreads to the LIBOR swap curve.  The market spreads were obtained from reference data in the secondary institutional market place.

The fair value of FHLB stock was its carrying amount as the FHLB redeems its stock at par.

As permitted by applicable accounting guidance, the fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and NOW accounts, and money market and checking accounts, is shown in the above table at book value. The fair value of certificates of deposit was based on an income approach with Level 3 inputs.  The fair value was calculated as the discounted value of contractual cash flows with the discount rate estimated using then current rates offered by BankAtlantic for certificates of deposit with similar remaining maturities as of December 31, 2011.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Based on the deferral status and the lack of liquidity and ability of a holder to actively sell such private debentures, the fair value of these private debentures may have been subject to a greater discount to par and may have had a lower fair value than indicated by the public debenture price quotes.  However, due to their private nature and the lack of a trading market, fair values of the private debentures were not readily determinable at December 31, 2011, and as a practical alternative, management used the NASDAQ price quotes of the public debentures to value all of the outstanding junior subordinated debentures whether privately held or public traded.  As such, the private debentures were valued using Level 2 inputs.

25.   Related Parties

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

In March 2008, BankAtlantic entered into an agreement with BFC to provide information technology support in exchange for monthly payments by BFC to BankAtlantic. In May 2008, BankAtlantic also entered into a lease agreement with BFC under which BFC paid BankAtlantic monthly rent for office space in BankAtlantic’s corporate headquarters.  The Company maintained service agreements with BFC pursuant to which BFC provided human resources, risk management and investor relations services to the Company.  BFC was compensated for these services based on its cost.  During the second quarter of 2010, BankAtlantic and the Parent Company entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned.  BFC was compensated $12,500 per month by each of BankAtlantic and the Parent Company and, if BFC’s efforts result in net recoveries of any non-performing loan or the sale of real estate owned, it received a fee equal to 1% of the net value recovered. During the years ended December 31, 2012, 2011 and 2010, the Company incurred $0.3 million, $0.7 million and $0.8 million of real estate advisory service fees under this agreement.

Each of these agreements was terminated effective upon the closing of the BB&T Transaction.

Upon the consummation of the BB&T Transaction, the Company entered into a transition services agreement with BB&T under which certain former employees of BankAtlantic that were employed by BB&T after the BB&T Transaction would provide specified services to the Company at no cost to the Company through the earlier of the termination of employment with BB&T and December 2012.   Certain of these employees were employed by the Company after their employment was terminated by BB&T.  The fair value of the costs of the services provided by these employees while they were employed by BB&T was not material during the year ended December 31, 2012.   Additionally, the Company utilized office space at the Company’s former headquarters at no cost until December 2012.

In December 2012, the Company entered into an arrangement with BFC whereby the Company provides office facilities and is reimbursed by BFC based on cost.  During December 2012, the Company recognized $38,000 of non-interest income from this arrangement.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below shows the effect of these related party agreements and arrangements  on the Company’s consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Non-interest income:	$243	407	548
Non-interest expense:
Employee compensation
and benefits	(19)	(51)	(77)
Other - back-office support	(884)	(1,912)	(3,342)
Net effect of affiliate transactions
before income taxes	$(660)	(1,556)	(2,871)

The Company, in prior periods, issued options to acquire shares of the Company’s Class A Common Stock and RSAs to employees of BFC. Additionally, with respect to employees of the Company who were transferred to affiliated companies,  the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees.  During the year ended December 31, 2010, the Company granted 15,000 RSAs to BFC employees who performed services for the Company. These stock awards vest pro-rata over a four year period.  There were no options exercised by former employees during the years ended December 31, 2012, 2011 and 2010 and the Company recorded $19,000, $51,000 and $77,000 of expenses relating to all options and restricted stock awards held by employees of affiliated companies.   The Company had no outstanding options issued to BFC employees as of December 31, 2012.

The  Compensation Committee approved the acceleration of vesting of 7,500 RSAs issued to BFC employees who were employed by BankAtlantic upon the closing of the BB&T Transaction. Additionally, 4,944 options to acquire the Company’s Class A Common Stock issued to BFC employees were forfeited upon the closing of the BB&T Transaction.

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

In connection with the Company’s rights offering in June 2010, BFC exercised its basic subscription rights, in full, amounting to 1,197,373 shares, and requested in accordance with the terms of the rights offering to purchase an additional 802,627 shares of Class A common stock to the extent available. In connection with the exercise of its subscription rights, BFC delivered to the Company $15.0 million in cash, which represented the full purchase price for all of the shares subscribed for by BFC. In exchange, the Company issued to BFC 939,437 shares of Class A common stock, which represented substantially all of its basic subscription rights exercise (less only rights relating to shares held in street name), and delivered to BFC a $8.0 million promissory note for the balance of the funds received. The promissory note had a scheduled maturity of July 30, 2010 and was payable in cash or shares of Class A common stock issuable to BFC in connection with its exercise of subscription rights in the rights offering. The delivery of funds by BFC directly to the Company in connection with the exercise of its subscription rights enabled the Company to contribute the $15.0 million of proceeds from the promissory note and the issuance of Class A common stock to BankAtlantic as a capital contribution prior to the end of the 2010 second quarter. In July 2010, in connection with the completion of the rights offering, the Company satisfied the promissory note due BFC, in accordance with its terms, by issuing to BFC the additional 1,060,564 shares of Class A Common Stock subscribed for by BFC in the rights offering.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

26.   Segment Reporting

The information provided for Segment Reporting is based on internal reports utilized by management. Results of continuing operations are reported through two reportable segments: BBX and FAR. The BBX reportable segment  includes the results of operations of CAM during the five months ended December 31, 2012 and the activities of BBX Partners.  BBX’s activities subsequent to the consummation of the BB&T Transaction as of July 31, 2012 consists of the activities associated with BBX Capital’s portfolio of loans receivable, real estate properties, and portfolio of charged off loans. BBX’s activities during the seven months ended July 31, 2012 and each of the years in the two year period ended December 31, 2011 consisted of managing a commercial loan portfolio which included construction, residential development, land acquisition and commercial business loans.  The activities of managing the commercial loan portfolios included renewing, modifying, collecting, increasing, extending, refinancing and making protective advances on these loans, as well as managing and liquidating real estate properties acquired through foreclosure.  The FAR reportable segment consists of the activities associated with  overseeing the  management and monetization of its assets with a view to the repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies.  Intersegment transactions are eliminated in consolidation.

Depreciation and amortization consist of: depreciation on properties and equipment, amortization of leasehold improvements, deferred rent and deferred offering costs.

Prior to the formation of FAR, the Company had one segment associated with net income from continuing operations.  As such, segment reporting for the years ended December 31, 2011 and 2010 is not presented in the following table.

The Company evaluates segment performance based on segment net income from continuing operations after tax.  The table below is segment information for segment net income from continuing operations for the year ended December 31, 2012 (in thousands):

			Adjusting and
			Elimination	Segment
For the Year Ended:	BBX	FAR	Entries	Total
December 31, 2012:
Interest income	$18,312	3,610	(118)	21,804
Interest expense	(9,577)	(2,467)	118	(11,926)
Recovery (provision) of loan losses	2,163	(4,568)	-	(2,405)
Non-interest income	6,187	319	-	6,506
Non-interest expense	(58,382)	(2,817)	-	(61,199)
Segments loss
before income taxes	(41,297)	(5,923)	-	(47,220)
Benefit for income tax	(16,393)	(2,351)	-	(18,744)
Net loss	$(24,904)	(3,572)	-	(28,476)
Total assets	$412,734	296,012	(238,043)	470,703
Equity method investments
included in total assets	$-	-	-	-
Expenditures for segment assets	$823	-	-	-
Depreciation and amortization	$315	-	-	-

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

27.  Parent Company Financial Information

Condensed statements of financial condition at December 31, 2012 and 2011 and condensed statements of operations for each of the years in the three year period ended December 31, 2012 are shown below (in thousands):

	As of December 31,
ASSETS	2012	2011
Cash and interest bearing deposits in banks	$41,251	2,524
Securities available for sale	-	15
Investment in BankAtlantic	-	291,485
Investment and advances to subsidiaries	204,686	18,554
Investment in unconsolidated companies	-	10,106
Office properties and equipment	1,096	-
Other assets	1,198	602
Total assets	$248,231	323,286
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Due to BankAtlantic	$-	174
Junior subordinated debentures	-	337,114
Other liabilities	7,907	2,924
Total liabilities	7,907	340,212
Stockholders' equity (deficit)	240,324	(16,926)
Total liabilities and stockholders' equity (deficit)	$248,231	323,286

	For the Years Ended December 31,
CONDENSED STATEMENTS OF OPERATIONS	2012	2011	2010
Interest income	26	46	72
Interest expense junior subordinated debentures	9,695	15,572	14,872
Net interest expense	(9,669)	(15,526)	(14,800)
Net loss on assets held for sale	-	(1,500)	-
Gain on the sale of BankAtlantic	290,642	-	-
Income from unconsolidated companies	281	(255)	1,054
Other	99	1,166	1,070
Total non-interest income	291,022	(589)	2,124
Employee compensation and benefits	12,391	2,022	2,656
Professional fees	10,829	3,190	2,895
Other expenses	791	731	868
Total non-interest expense	24,011	5,943	6,419
Income (loss) before undistributed earnings
of subsidiaries	257,342	(22,058)	(19,095)
Equity in loss from BankAtlantic	(13,217)	(1,741)	(116,842)
Equity in loss from other subsidiaries	(8,363)	(5,278)	(8,244)
Net income (loss)	$235,762	$(29,077)	$(144,181)

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
(In thousands)	2012	2011		2010
Operating activities:
Net income (loss)	$235,762	(29,077)		(144,181)
Adjustment to reconcile net income to net cash
used in operating activities:
Equity in net loss of subsidiaries	21,300	7,274		123,532
Net gain on sale of BankAtlantic	(290,642)	-		-
Share-based compensation expense	1,103	281		703
Impairments of investment securities	-	1,500		-
Deferred interest on junior subordinated debentures	9,961	14,729		14,051
Amortization and accretion, net	9	793		793
Gains on securities activities	(22)	-		-
Increase in other liabilities	4,607	1,237		(768)
Changes in due from BankAtlantic	(174)	(296)		(252)
Increase (decrease) in other assets	(1,947)	19		2,531
Net cash inflows from the sale of BankAtlantic	6,433	-		-
Net cash used in operating activities	(13,610)	(3,540)		(3,591)
Investing activities:
Net distributions from (Investments in)
consolidated subsidiaries	103,619	(17,162)		(17,786)
Repayment of junior subordinated debentures	(51,314)	-		-
Proceeds from sales of securities	32	-		-
Net cash provided by (used in) investing activities	52,337	(17,162)		(17,786)
Financing activities:
Issuance of common stock	-	11,000		19,601
Net cash provided by financing activities	-	11,000		19,601
Increase (decrease) in cash and cash equivalents	38,727	(9,702)		(1,776)
Cash and cash equivalents at beginning of period	2,524	12,226	-	14,002
Cash and cash equivalents at end of period	$41,251	2,524		12,226

	For the Years Ended December 31
(In thousands)	2012	2011	2010
Cash paid for:
Interest	$51,314	-	3
Supplementary disclosure of non-cash investing
and financing activities:
Change in accumulated other comprehensive income	20,385	(14,297)	(4,162)

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

28. Selected Quarterly Results (Unaudited)

The following tables summarize the Company’s quarterly results of operations for the years ended December 31, 2012 and 2011 (in thousands except share and per share data).

	First	Second	Third	Fourth
2012	Quarter	Quarter	Quarter	Quarter	Total
Interest income	$8,335	7,287	4,236	1,946	21,804
Interest expense	4,167	4,126	2,442	1,191	11,926
Net interest income	4,168	3,161	1,794	755	9,878
(Recovery) Provision for loan losses	(765)	(627)	257	3,540	2,405
Net interest income (expense) after
provision for loan losses	4,933	3,788	1,537	(2,785)	7,473
Loss before taxes from continuing operations	(13,172)	(8,360)	(10,904)	(14,784)	(47,220)
Net loss from continuing operations	(13,172)	(8,360)	1,608	(8,552)	(28,476)
Discontinued operations	(1,036)	(3,947)	275,454	(6,233)	264,238
Net (loss) income	$(14,208)	(12,307)	277,062	(14,785)	235,762
Net (loss) income attributable to
BBX Capital Corporation	$(14,208)	(12,307)	277,062	(14,785)	235,762
Basic and diluted (loss) per share from
continuing operations	$(0.84)	(0.53)	0.10	(0.54)	(1.81)
Basic and diluted (loss) earnings per share
from discontinued operations	(0.07)	(0.25)	17.49	(0.39)	16.81
Basic and diluted (loss) earnings per share	$(0.91)	(0.78)	17.59	(0.94)	15.00
Basic weighted average number
of common shares outstanding	15,659,257	15,700,108	15,748,113	15,702,660	15,720,217

The first quarter of 2012 net loss from continuing operations was unfavorably impacted by professional fees in connection with the TruPS related litigation in Delaware associated with the BB&T Transaction. The increase in professional fees were partially offset by lower compensation and occupancy expenses primarily resulting from the reduction in personnel and the consolidation of back-office operations in anticipation of the BB&T Transaction.

The first quarter of 2012 loss from discontinued operations was favorably impacted by a significant decline in the provision for residential loan losses reflecting an improved loss experience compared to 2011.

The second quarter of 2012 net loss from continuing operations was unfavorably impacted by a $5.2 million valuation allowance established on one real estate owned property due to an updated valuation.  The recovery for loan losses reflects a reduction in charge-offs and the slowing in the amount of commercial loans migrating to a delinquency status.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The second quarter of 2012 loss from discontinued operations was unfavorably impacted by declines in net interest income and overdraft fees.  The decline in net interest income primarily resulted from a significant reduction in earning assets and an increasing proportion of investments in low yielding cash balances.  The decline in deposit fees reflected lower overdraft fees.

The third quarter of 2012 net loss from continuing operations was unfavorably impacted by $3.6 million of executive management bonuses and a decline in interest income reflecting the transfer of commercial loans to BB&T pursuant to the BB&T Transaction.  Interest expense was favorably impacted by the assumption of the TruPS by BB&T partially offset by the interest expense recognized with respect to the priority return associated with BB&T’s preferred membership interest in FAR.  Operating expenses were also unfavorably impacted by higher professional fees associated with the now resolved Delaware TruPS litigation and the civil action filed by the SEC against BBX and its Chairman.

The third quarter of 2012 gain from discontinued operations reflects  a $290.6 million gain associated with the consummation of the BB&T Transaction.

The fourth quarter of 2012 net loss from continuing operations was unfavorably impacted by net charge-offs of $6.0 million in the Company’s loan portfolio due to updated valuations on non-performing loans and $4.8 million of real estate owned impairment charges. The above loan and real estate owned impairments were partially offset by $5.6 million of gains on sales of real estate held for sale.

The fourth quarter of 2012 net loss from discontinued operations primarily resulted from the intraperiod tax allocation from discontinuing operations to continuing operations.

	First	Second	Third	Fourth
2011	Quarter	Quarter	Quarter	Quarter	Total
Interest income	$11,838	11,167	9,156	8,885	41,046
Interest expense	3,784	3,854	3,899	4,035	15,572
Net interest income	8,054	7,313	5,257	4,850	25,474
Provision for loan losses	6,827	4,313	13,892	12,842	37,874
Net interest income after
provision for loan losses	1,227	3,000	(8,635)	(7,992)	(12,400)
Loss before taxes from continuing operations	(14,201)	(17,706)	(23,062)	(24,023)	(78,992)
Net loss from continuing operations	(14,201)	(9,838)	(18,640)	(16,833)	(59,512)
Discontinued operations	(8,686)	33,239	6,846	(628)	30,771
Net loss	$(22,887)	23,401	(11,794)	(17,461)	(28,741)
Net (loss) income attributable to
BBX Capital Corporation	$(23,182)	23,111	(11,540)	(17,466)	(29,077)
Basic and diluted (loss) per share from
continuing operations	$(1.16)	(0.78)	(1.18)	(1.08)	(4.21)
Basic and diluted (loss) earnings per share
from discontinued operations	(0.69)	2.55	0.44	(0.03)	2.17
Basic and diluted (loss) earnings per share	$(1.85)	1.77	(0.74)	(1.12)	(2.04)
Basic and diluted weighted average
number of common shares outstanding	12,544,809	13,059,344	15,626,874	15,629,180	14,227,370

The first quarter of 2011 loss from continuing operations was unfavorably impacted by $13.1 million of commercial loan charge-offs and $1.7 million of real estate owned impairments.

The first quarter of 2011 loss from discontinued operations was unfavorably impacted by $13.7 million of residential loan charge-offs.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The second quarter of 2011 loss from continuing operations was unfavorably impacted by $5.8 million of REO write-downs and a $1.5 million impairment of securities available for sale.

The second quarter of 2011 income from discontinued operations primarily resulted from the sale of 19 Tampa branches and related facilities to an unrelated financial institution for a net gain of $38.7 million.   The gain was partially offset by lower deposit fees and costs associated with debt redemptions as BankAtlantic repaid certain institutional certificates of deposits and public funds in order to reduce asset balances.

During the third quarter of 2011, the Company recognized provisions for loan losses from continuing operations of $13.9 million primarily resulting from commercial loan charge-offs.  Additionally, during the 2011 third quarter, net interest income from continuing operations declined primarily due to earning asset reductions in prior periods.

During the third quarter of 2011, income from discontinued operations is attributable primarily to a $7.0 million gain on the sale of agency securities.  The gain was partially offset by higher professional fees associated with tax certificate litigation.

During the fourth quarter of 2011, the Company’s recognized provisions for loan losses from continuing operations of $12.8 million, real estate owned impairment charges of $1.4 million and loan held for sale impairments of $1.3 million.

During the fourth quarter of 2011, income from discontinued operations primarily reflects lower provision for loan losses primarily due to improved historical loss experiences.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL   DISCLOSURE

   None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

            We have established disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2012, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

            There were changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 as a result of changes in our assets and operations as a consequence of the consummation of the BB&T Transaction.  These changes included changes in our internal control processes associated with the implementation of accounting applications, the outsourcing of loan servicing and the discontinuation of BankAtlantic’s operations.   Our principal executive officer and principal financial officer concluded that the design of the controls during the fourth quarter of 2012 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were completed to allow timely decisions regarding required disclosure.

ITEM 9B.  OTHER INFORMATION

None

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Documents Filed as Part of this Report:

(1)Financial Statements

The following consolidated financial statements of BBX Capital Corporation. and its subsidiaries are included herein under Part II, Item 8 of this Form 10-K.

Report of Independent Registered Certified Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2012 and 2011.

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2012.

Consolidated Statements of Stockholders' Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2012.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2012.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

All schedules are omitted as the required information is either not applicable or presented in the financial statements or related notes.

(3)Exhibits

The following exhibits are either filed as a part of this Form 10-K or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit Number	Description	Reference
3.1	Restated Articles of Incorporation	Exhibit 3.1 to the Registrant’s Quarterly Report on
Form 10-Q for the quarter ended June 30,
2001, filed on August 14, 2001.
3.2	Articles of Amendment to the Restated Articles	Appendix A to the Registrant’s Definitive Proxy
	of Incorporation, effective May 20, 2008	Statement on Schedule 14A, filed on May 5, 2008.
3.3	Articles of Amendment to the Restated Articles of Incorporation, effective September 24, 2008	Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C, filed on September 4, 2008.
3.4	Articles of Amendment to the Restated Articles of Incorporation, effective September 26, 2008	Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed on September 26, 2008.
3.5	Articles of Amendment to the Restated	Appendix A to the Registrant’s Definitive Proxy
	Articles of Incorporation, effective May 19, 2009	Statement on Schedule 14A, filed on April 29,
2009.
3.6	Amended and Restated Bylaws	Amendment No. 1 to Form 10-K for the year ended December 31, 2007, filed on April 29, 2008.
3.7 3.8 10.2

Articles of Amendment to the Restated

Articles of Incorporation of BankAtlantic

Bancorp, Inc.

Articles of Amendment to the Restated Articles of Incorporation, effective July 31, 2012

2005 Restricted Stock and Option Plan

Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 11, 2011.

Appendix D to the Registrant’s Definitive Information Statement on Schedule 14C, filed on April 12, 2012

Appendix B to the Registrant's Definitive Proxy Statement on Schedule 14A, filed on April 29, 2009.

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
10.54 10.55 10.56 10.57 10.58 10.59 10.60 10.61 10.62 10.63

Amendment to Agreement and Plan of Merger between Stifel Financial Corp and BankAtlantic Bancorp, Inc.

Employment agreement of Alan B. Levan

Employment agreement of John E. Abdo

Employment agreement of Jarett S. Levan

Employment agreement of Seth M. Wise

Employment agreement of John K. Grelle

Stock Purchase Agreement Dated as of November 1, 2011 Between BB&T Corporation and BankAtlantic Bancorp, Inc.

Amendment to the Stock Purchase Agreement

Amended and Restated Limited Liability Agreement of Florida Asset Resolution Group, LLC

Omnibus Asset Servicing Agreement with Bayview Loan Servicing Inc.

Exhibit 10. 1 to the Registrant’s current report on

Form 8-K/A dated August 14, 2008 filed on August 20, 2008.

Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012.

Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012.

Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012.

Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012.

Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012.

Exhibit 10.1 to the Registrant’s current report on Form 8-K dated November 1, 2012 filed on November 7, 2011.

Exhibit 2.2 to the Registrant’s current report on Form 8-K dated March 13, 2012 and filed on March 16, 2012.

Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C, filed on April 12, 2012

Filed with this Report

21.1	Subsidiaries of the Registrant	Filed with this Report
23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report.
32.2 101	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Interactive data files	Furnished with this Report.

*Compensatory Plan

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBX Capital Corporation

April 1, 2013By:/s/Alan B. Levan

Alan B. Levan, Chairman of the Board,

and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

on

Signature	Title	Date
/s/Alan B. Levan	Chairman of the Board and Chief Executive Officer	4/01/2013
Alan B. Levan
/s/John E Abdo	Vice Chairman of the Board	4/01/2013
John E. Abdo
/s/John K. Grelle	Executive Vice President and Chief Financial Officer	4/01/2013
John K. Grelle
/s/David M. Friedman	Managing Director, Chief Accounting Officer	4/01/2013
David M. Friedman
/s/Steven M. Coldren	Director	4/01/2013
Steven M. Coldren
/s/Bruno L. Di Giulian	Director	4/01/2013
Bruno L. Di Giulian
/s/Charlie C. Winningham, II	Director	4/01/2013
Charlie C. Winningham, II
/s/Jarett S. Levan	Director and President	4/01/2013
Jarett S. Levan
/s/D. Keith Cobb	Director	4/01/2013
D. Keith Cobb
/s/Willis N. Holcombe	Director	4/01/2013
Willis N. Holcombe
/s/David A. Lieberman	Director	4/01/2013
David A. Lieberman
/s/Tony Segreto	Director	4/01/2013
Tony Segreto