Form 10-K/A
period 2012-12-31
BBX CAPITAL CORP
filed 2013-04-26
CIK 921768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number
001-13133

BBX Capital Corporation

(Exact name of registrant as specified in its Charter)

Florida	65-0507804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 East Las Olas Boulevard, Suite 800
Fort Lauderdale, Florida	33301
(Address of principal executive offices)	(Zip Code)

(954) 940-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

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

Large accelerated filer ☐                        Accelerated filer☐                             Non-accelerated filer☐Smaller reporting  company☑

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

The number of shares of the registrant’s Class A Common Stock outstanding on April 12, 2013 was 15,609,964 shares.  The number of shares of the registrant’s Class B Common Stock outstanding on April 12, 2013 was 195,045 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

BBX Capital Corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013 (the “Form 10-K”), to include the information required by Items 10-14 of Part III of Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, certifications by the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as Exhibit 31.1 and Exhibit 31.2, respectively, to this Amendment. Except as expressly set forth herein, this Amendment does not reflect subsequent events that may have occurred after the filing date of the Form 10-K nor does it change, modify or update the disclosures made therein.

BBX CAPITAL CORPORATION

Amendment No. 1 to

Annual Report on Form 10-K for the Year Ended December 31, 2012

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth information with respect to the Company’s directors and executive officers as of April 12, 2013.

Name	Age	Position
Alan B. Levan	68	Chairman and Chief Executive Officer
John E. Abdo	69	Vice Chairman
Jarett S. Levan	39	President and Director
Seth M. Wise	43	Executive Vice President
John K. Grelle	69	Executive Vice President and Chief Financial Officer
Steven M. Coldren	65	Director
Bruno L. Di Giulian	79	Director
Willis N. Holcombe	67	Director
David A. Lieberman	77	Director
Anthony P. Segreto	63	Director
Charlie C. Winningham, II	80	Director

The following additional information is provided for each of the above-named individuals, including, with respect to each director, the specific experience, qualifications, attributes and/or skills of the director which, in the opinion of the Company’s Board of Directors, qualifies him to serve as a director and are likely to enhance the Board of Directors’ ability to manage and direct the Company’s business and affairs.  Officers serve at the discretion of the Board of Directors. Except as set forth below, there is no family relationship between any of the directors or executive officers, and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which the director or executive officer was selected.

Alan B. Levan has served as Chairman and Chief Executive Officer of the Company since 1994. He served as Chairman of BankAtlantic, the Company’s former banking subsidiary, from 1987 until the completion of the Company’s sale of BankAtlantic to BB&T Corporation (“BB&T”) during July 2012.  Mr. Alan Levan was appointed to BankAtlantic’s Board of Directors during 1984 and became a director of the Company in 1994 when BankAtlantic reorganized into a holding company structure. Since 1978, Mr. Alan Levan has served as Chairman, President and Chief Executive Officer of BFC Financial Corporation (“BFC”) or its predecessors.  BFC owns shares of the Company’s Class A Common Stock and Class B Common Stock representing approximately 75% of the total voting power of the Company. Since 2002, Mr. Alan Levan has also served as Chairman of Bluegreen Corporation (“Bluegreen”), which was a New York Stock Exchange (“NYSE”) listed company until it was acquired by Woodbridge Holdings, LLC (“Woodbridge”) on April 2, 2013. The Company and BFC own 46% and 54%, respectively, of Woodbridge’s outstanding membership interests. Mr. Alan Levan also served as a director of Benihana Inc. (“Benihana”) from 2009 until August 2012 when Benihana was acquired by Safflower Holdings Corp. (“Safflower”). BFC held a significant investment in Benihana until Benihana was acquired by Safflower.  In addition, Mr. Alan Levan served as Chairman and Chief Executive Officer of Woodbridge Holdings Corporation (“WHC”) from 1985 until September 2009 when it merged with and into Woodbridge, which at that time was a wholly owned subsidiary of BFC.  Mr. Alan Levan continues to serve as the Chief Executive Officer of Woodbridge.  The Board believes that Mr. Alan Levan is a strong operating executive and that his leadership and management skills contribute greatly to the Board and the Company.  The Board also believes that Mr. Alan Levan’s insight on strategic planning and development is valuable to the Board and that his long history of service as a director and executive officer has provided him with a thorough understanding of the Company’s business, affairs and prospects, which provides important perspective to the Board.  He is the father of Mr. Jarett Levan.

 John E. Abdo has served as Vice Chairman of the Company since 1994.  He served as Vice Chairman of BankAtlantic from 1987 until the completion of the sale of BankAtlantic to BB&T during July 2012.  Mr. Abdo was appointed to BankAtlantic’s Board of Directors during 1984 and became a director of the Company in 1994 when BankAtlantic reorganized into a holding company structure.  Since 1988, Mr. Abdo has served as a director of BFC and, since 1993, he has served as BFC’s Vice Chairman.   He is also the Vice Chairman of Bluegreen. In addition, Mr. Abdo served on the Board of Directors of Benihana from 1990, including service as Vice Chairman, until August 2012 when Benihana was acquired by Safflower.  Mr. Abdo is also President of Abdo Companies, Inc., a member of the Board of Directors of the Performing Arts Center Authority (“PACA”) and former President and current director and Chairman of the Finance Committee of the Broward Performing Arts Foundation. Mr. Abdo served as Vice Chairman of WHC from 2001 until September 2009 when it was merged with Woodbridge.  The Board believes that it benefits from Mr. Abdo’s contributions to the Board, many of which are the result of his knowledge of the business and affairs of the Company, owing to his long history of service on behalf of the Company, and his extensive knowledge of the Florida business community. The Board also believes Mr. Abdo’s real estate background provides additional perspective to the Board.

Jarett S. Levan has served as President of the Company since January 2007.  He served as Chief Executive Officer and President of BankAtlantic from January 2007 until the completion of the sale of BankAtlantic to BB&T during July 2012. Mr. Jarett Levan has also served as a director of BFC since September 2009 and Executive Vice President of BFC since April 2011. Mr. Jarett Levan currently serves as Chairman of Business for the Arts of Broward and as a director of the Broward Center for the Performing Arts, the Fort Lauderdale Museum of Art, the Museum of Discovery and Science (Fort Lauderdale), the Broward Alliance, the Broward Workshop and the Broward County Cultural Council.  The Board believes that Mr. Jarett Levan is a strong and dedicated operating executive and that his extensive experience as an employee, officer and director of the Company and his knowledge of the Company’s business, affairs and prospects are valuable to the Board. The Board also believes that it benefits from Mr. Jarett Levan’s community involvement and relationships within the South Florida market. He is the son of Mr. Alan Levan.

Seth M. Wise was appointed to serve as Executive Vice President of the Company during August 2012. Mr. Wise has also served as a director and Executive Vice President of BFC since September 2009. Since July 2005, Mr. Wise has served as President of Woodbridge and its predecessor, WHC, after serving as Executive Vice President of WHC since September 2003. At the request of WHC, Mr. Wise served as President of Levitt and Sons, LLC, the former wholly owned homebuilding subsidiary of WHC, prior to its filing for bankruptcy on November 9, 2007. He also previously was Vice President of Abdo Companies, Inc.

John K. Grelle has served as Executive Vice President and Chief Financial Officer of the Company since August 2012. He has also served as Executive Vice President and Chief Financial Officer of BFC since May 2008 (after joining BFC as acting Chief Financial Officer during January 2008), Chief Risk Officer of BFC since September 2011and Chief Accounting Officer of BFC since November 2012. In addition, Mr. Grelle has served as Chief Financial Officer of Woodbridge and its predecessor, WHC, since May 2008. Mr. Grelle served as a Partner of Tatum, LLC, an executive services firm, from October 2007 until January 2008 when he joined BFC.

Steven M. Coldren was appointed to BankAtlantic’s Board of Directors during 1986 and became a director of the Company in 1994 when BankAtlantic reorganized into a holding company structure. Mr. Coldren is the President/Founder of Business Information Systems, Inc., a distributor of commercial recording systems since 1982. Until 2004, Mr. Coldren was also Chairman of Medical Information Systems, Corp., a distributor of hospital computer systems.  The Board believes that Mr. Coldren’s business and financial experience as the President/Founder of Business Information Systems and Chairman of Medical Information Systems, combined with his knowledge of the Company’s business as a consequence of his long history of service as a director, are valuable to the Board.

Bruno L. Di Giulian was appointed to BankAtlantic’s Board of Directors during 1985 and became a director of the Company in 1994 when BankAtlantic reorganized into a holding company structure.  Mr. Di Giulian joined the law firm of Conrad & Scherer, LLP as a partner in 2009.  He also operates his own law firm, Bruno L. Di Giulian. P.A. Attorney at Law.  He has also served as a mediator since 1996, when he was certified by the Supreme Court of Florida as a Circuit Civil Mediator.  The Board believes that Mr. Di

Giulian’s wide range of legal and business experience gained during his career as a practicing attorney contributes greatly to the strategic composition of the Board.  The Board also believes that it benefits from Mr. Di Giulian’s vast knowledge of the Company’s business and affairs resulting from his long history of service as a director.

Willis N. Holcombe has served as a director of the Company since 2003.  Dr. Holcombe served as the Chancellor of the Florida College System from October 2007 until his retirement in November 2011.  He previously served as the President of Broward Community College from January 1987 until January 2004, as well as interim President from November 2006 to July 2007.  Dr. Holcombe also served as a director on the Florida Prepaid College Board from January 2008 through November 2011.  The Board believes that Dr. Holcombe’s academic background and management acumen, including his previous service as Chancellor of the Florida College System, give him a unique perspective to provide meaningful insight to the Board.  The Board also believes that it benefits from Dr. Holcombe’s knowledge of, and relationships within, the South Florida community.

David A. Lieberman has served as a director of the Company since 2006. Mr. Lieberman served as Senior Vice President for Business and Finance at the University of Miami from 1978 until his retirement in 2006. He currently holds the title of Senior Vice President for Business and Finance Emeritus.  Mr. Lieberman was a practicing CPA at Arthur Andersen for the twelve years ended 1969.  Mr. Lieberman served as a director of Foamex International, Inc. from 2004 through 2007 and IVAX Corporation from 2002 through 2006 when it was acquired by Teva Pharmaceutical Industries, Ltd.  Mr. Lieberman also previously served as a director of two privately owned banks in the South Florida market and was the Chairman of the Audit Committee of one of such banks.  The Board believes that Mr. Lieberman’s business and financial knowledge gained from both his service as Senior Vice President for Business and Finance at the University of Miami and his public company board service experience enable him to provide critical insight to the Board.  His accounting and financial knowledge also make him a valuable asset to the Audit Committee.

Anthony P. Segreto was appointed to the Company’s Board of Directors during 2012 after serving as an advisory director since October 2009. Mr. Segreto formerly served as a news anchor on NBC’s South Florida affiliate for 40 years and is an active member of the South Florida community.  He serves on the Boards of Directors of the Dan Marino Foundation, the Boys and Girls Club of Broward, 211 Broward and Forever Family, and he is the spokesperson for the Make-A-Wish Foundation and St. Jude’s Children’s Research Hospital. Mr. Segreto also serves on the Advisory Board of the Nova Southeastern University H. Wayne Huizenga School of Business and Entrepreneurship, and he is a member of the Orange Bowl Committee and the Board of Directors of the Miami Sports Commission, among other civic services.  Mr. Segreto also served as a consultant to BankAtlantic from October 2009 until the completion of the sale of BankAtlantic to BB&T during July 2012. The Board believes that it benefits from Mr. Segreto’s extensive knowledge of, and relationships and community involvement within, the South Florida market.

Charlie C. Winningham, II is a private investor.  He was appointed to BankAtlantic’s Board of Directors during 1976 and became a director of the Company in 1994 when BankAtlantic reorganized into a holding company structure.  Mr. Winningham was the President of C.C. Winningham Corporation, a land surveying firm, from 1963 until his retirement in 2003.  The Board believes that it benefits from Mr. Winningham’s experience in the real estate market resulting from his service as President of C.C. Winningham Corporation for 40 years.  As a long-serving director of the Company, Mr. Winningham has a strong appreciation for, and vast knowledge of, the business and affairs of the Company, which the Board believes allows him to provide critical insight.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the copies of the forms furnished to the Company and written representations that no other reports were required, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), applicable to its officers, directors and greater than 10% beneficial owners were complied with on a timely basis during the year ended December 31, 2012.

Code of Ethics

The Company has a Code of Business Conduct and Ethics that applies to all directors, officers and employees of the Company, including its principal executive officer, principal financial officer and principal accounting officer. The Code of Business Conduct and Ethics is available on the Company’s website at www.bbxcapital.com.  The Company will post amendments to or waivers from its Code of Business Conduct and Ethics (to the extent applicable to the Company’s principal executive officer, principal financial officer or principal accounting officer) on its website.

Audit Committee Members and Financial Expert

The Company’s Board of Directors has established an Audit Committee.  D. Keith Cobb, Steven M. Coldren and David A. Lieberman served as the members of the Audit Committee during 2012.  As previously disclosed, Mr. Cobb resigned from the Company’s Board of Directors during April 2013.  In accordance with the listing standards of the NYSE, which require that the Company’s Audit Committee be comprised of at least three members, the Board will appoint a new member to the Audit Committee at or prior to the next meeting of the Audit Committee. The Board has determined that each member of the Audit Committee is “financially literate” and “independent,” within the meaning of the listing standards of the NYSE and applicable SEC rules and regulations, and that Mr. Lieberman is qualified as an “audit committee financial expert,” as defined under Item 407 of Regulation S-K promulgated by the SEC.  Mr. Cobb was also previously determined to be an “audit committee financial expert.”

Item 11.    Executive Compensation.

Summary Compensation Table

The following table sets forth certain summary information concerning compensation paid or accrued by the Company or BankAtlantic during the years ended December 31, 2012 and 2011 to or on behalf of the Company’s Chief Executive Officer and each of the next two highest paid executive officers during the year ended December 31, 2012 (collectively, the “Named Executive Officers”). Prior to the completion of the sale of BankAtlantic to BB&T during July 2012, all officers of the Company were also officers of BankAtlantic. Officers of the Company who also serve as officers or directors of other affiliates also receive compensation from such affiliates for services rendered on behalf of the affiliates.

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
Name and						Incentive	Deferred	All
Principal				Stock	Option	Plan	Compensation	Other
Position	Year	Salary	Bonus (1)	Awards(2)	Awards	Compensation	Earnings (3)	Compensation (4)	Total
Alan B. Levan, Chief Executive Officer	2012	$ 598,741	2,600,000	2,468,053	-	-	-	2,710	5,669,504
	2011	503,519	-	-	-	-	(19,630)	11,675	495,564

John E. Abdo, Vice Chairman	2012	598,741	2,600,000	2,468,053	-	-	-	-	5,666,794
	2011	503,519	-	-	-	-	(8,344)	40	495,215
						-
Jarett S. Levan, President	2012	331,699	950,000	1,234,033	-	-	-	18,027	2,533,759
	2011	450,586	-	-	-	-	42	30,265	480,893

__________

(1)

Represents discretionary cash bonuses paid to or accrued by the Company on behalf of the Named Executive Officers during the year ended December 31, 2012 based on a subjective evaluation of their overall performance in areas outside those that can be objectively measured from financial results.  See “Employment Agreements” below for additional information regarding these bonuses.

(2)

Represents the aggregate grant date fair value of the restricted stock awards granted to the Named Executive Officers pursuant to their respective employment agreements, as described in further detail under “Employment Agreements” below.  Assumptions used in the calculation of the grant date fair value of these awards are included in Note 22 to the Company’s audited financial statements contained in the Form 10-K.

(3)

Represents the increase (decrease) in the actuarial present value of accumulated benefits under the Retirement Plan for Employees of BankAtlantic (the “Retirement Plan”).  BB&T assumed the  Retirement Plan upon its acquisition of BankAtlantic during July 2012.

Employment Agreements

Effective September 30, 2012, the Company entered into employment agreements with its executive officers, including each of the Named Executive Officers. Under the terms of their respective employment agreements, each of the Named Executive Officers will receive an annual base salary and be entitled to receive bonus payments under bonus plans established from time to time by the Compensation Committee or otherwise at the discretion of the Compensation Committee. The following table sets forth information regarding the base salary and bonuses paid or payable to the Named Executive Officers under their respective employment agreements.

Named Executive Officer	Base Salary(1)	Employment Agreement Bonus(2)	Annual Bonus Opportunity(3)	2012 Annual Bonus(4)
Alan B. Levan	$750,000	$1,100,000	200%	$1,500,000
John E. Abdo	$750,000	$1,100,000	200%	$1,500,000
Jarett S. Levan	$375,000	$650,000	80%	$300,000

(1)

Represents the Named Executive Officer’s base salary for the year ended December 31, 2012. The Compensation Committee will review and have the discretion to increase each Named Executive Officer’s base salary on an annual basis. The base salaries may not be decreased without the applicable Named Executive Officer’s written consent.

(2)

Represents a discretionary cash bonus paid to the Named Executive Officer upon execution of his employment agreement based on a subjective evaluation of his overall performance in areas outside those that can be objectively measured from financial results.

(3)

Represents the Named Executive Officer’s bonus opportunity, stated as a percentage of his then-current base salary, for each calendar year during the term of his employment agreement commencing with the year ended December 31, 2012 (hereinafter referred to as the “Annual Bonus”).

(4)

Represents the Named Executive Officer’s Annual Bonus for the year ended December 31, 2012, which represented the full annual bonus opportunity and was based on a subjective evaluation of the Named Executive Officer’s overall performance in areas outside those that can be objectively measured from financial results.

In addition, pursuant to the terms of their respective employment agreements, the Company granted 376,802 restricted shares of the Company’s Class A Common Stock to each of Mr. Alan Levan and Mr. Abdo, and 188,401 restricted shares of the Company’s Class A Common Stock to Mr. Jarett S. Levan, in each case under the Company’s 2005 Restricted Stock and Option Plan.  These restricted stock awards are scheduled to vest in four equal annual installments beginning on September 30, 2013, subject to the applicable Named Executive Officer’s continued employment with the Company and certain other terms and conditions of the awards.

The employment agreements also provide that the Compensation Committee will work with an independent compensation consultant and the Company’s executive management team to develop a “carried interest” compensation plan in which the Named Executive Officers will be entitled to participate.

Each employment agreement has an initial term of three years and provides for annual renewal terms unless either the applicable Named Executive Officer or the Company elects for the agreement to expire at the end of the then-current term or the agreement is earlier terminated pursuant to the terms of the employment agreement. Each employment agreement may be terminated by the Company for “Cause” or “Without

Cause” or by the Named Executive Officer for “Good Reason” (as such terms are defined in the employment agreement).  If an employment agreement is terminated by the Company for “Cause,” the applicable Named Executive Officer will be entitled to receive his base salary through the date of termination.  If an employment agreement is terminated by the Company “Without Cause” or by the Named Executive Officer for “Good Reason,” the applicable Named Executive Officer will be entitled to receive (i) his base salary through the date of termination, (ii) the prorated portion of the Named Executive Officer’s Annual Bonus (based on the average Annual Bonus paid to him during the prior two fiscal years) through the date of termination and (iii) a severance payment as follows.  Each of Mr. Alan Levan and Mr. Abdo will be entitled to receive a severance payment in an amount equal to 2 times the sum of his annual base salary and Annual Bonus opportunity at the date of termination (or 2.99 times the sum of his annual base salary and Annual Bonus opportunity at the date of termination if such termination occurs within two years after a “Change in Control” (as defined in the employment agreement)). Mr. Jarett Levan will be entitled to receive a severance payment in an amount equal to 1.5 times the sum of his annual base salary and Annual Bonus opportunity at the date of termination (or 2 times the sum of his annual base salary and Annual Bonus opportunity at the date of termination if such termination occurs within two years after a “Change in Control”).  In addition, if a Named Executive Officer’s employment agreement is terminated by the Company “Without Cause” or by the Named Executive Officer for “Good Reason,” all incentive stock options and restricted stock awards previously granted to the  Named Executive Officer by the Company but not yet vested will immediately accelerate and fully vest as of the termination date, and the Company will be required to provide the Named Executive Officer with continued benefits, including, without limitation, health and life insurance, for the following periods: (i) two years following the year in which the termination occurs (or three years following the year in which the termination occurs, if such termination occurred within two years after a Change in Control), in the case of each of Mr. Alan Levan and Mr. Abdo, and (ii) eighteen months following the year in which the termination occurs (or two years following the year in which the termination occurs, if such termination occurred within two years after a Change in Control), in the case of Mr. Jarett Levan.  Each employment agreement will also be terminated upon the Named Executive Officer’s death, in which case the applicable Named Executive Officer’s estate will be entitled to receive his base salary through the date of his death and the prorated portion of the Named Executive Officer’s Annual Bonus (based on the average Annual Bonus paid to him during the prior two fiscal years) through the date of his death.

Each Named Executive Officer also agreed in his respective employment agreement to enter into a non-disclosure, non-competition, confidentiality and non-solicitation of customers agreement with the Company on terms acceptable to both the Named Executive Officer and the Company. Entry into such agreement is a condition to the Company’s obligation to make and provide the post-termination payments and benefits described in the preceding paragraph.

Payments Related to the Sale of BankAtlantic

In connection with the sale of BankAtlantic to BB&T during July 2012, each of the Named Executive Officers received $1,500,000 from BB&T in exchange for his entry into a three-year non-competition and employee non-solicitation agreement in favor of BB&T with terms consistent with the restrictive covenants applicable to the Company under the stock purchase agreement between the Company and BB&T.  In addition, Mr. Alan Levan, Mr. Abdo and Mr. Jarett Levan may receive an additional payment totaling $2,145,179, $2,123,194 and $1,413,764, respectively, in connection with the Company’s sale of BankAtlantic. Each of these amounts represents 2.99 times the average annual salary and bonus paid by the Company and BankAtlantic to the Named Executive Officer for the years ended December 31, 2008, 2009 and 2010, and will be paid by the Company and reimbursed by BB&T only upon the receipt of all required regulatory approvals.

Outstanding Equity Awards at Fiscal Year-End — 2012

The following table sets forth certain information regarding equity-based awards of the Company held by the Named Executive Officers as of December 31, 2012.

	Option Awards					Stock Awards
Equity
Incentive
			Equity					Equity Incentive	Plan Awards:
			Incentive					Plan Awards:	Market or
			Plan Awards:				Market	Number of	Payout Value
	Number of	Number of	Number of			Number of	Value of	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option	Option	Stock That	Stock That	Rights That	Rights That
	Options(1)	Options	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Options	Price	Date	Vested	Vested	Vested	Vested

Alan B. Levan	3,135(2)		N/A	$ 185.26	3/31/2013
	2,400(3)			$ 455.00	7/5/2014
	2,400(4)			$ 475.50	7/11/2015
						25,000	$167,500(5)	N/A	N/A
						376,802	$2,524,573(6)	N/A	N/A

John E. Abdo	2,090(2)		N/A	$ 185.26	3/31/2013
	1,600(3)			$ 455.00	7/5/2014
	1.600(4)			$ 475.50	7/11/2015
						25,000	$167,500(5)	N/A	N/A
						376,802	$2,524,573(6)	N/A	N/A
Jarett S. Levan	784(2)		N/A	$ 185.26	3/31/2013
	601(3)			$ 455.00	7/5/2014
	600(4)			$ 475.50	7/11/2015
						15,000	$100,500(5)	N/A	N/A
						188,401	1,262,287(6)	N/A	N/A

______________________________________________

(1)  All options are to purchase shares of the Company’s Class A Common Stock.

(2)  Vested on March 31, 2008.

(3)  Vested on July 6, 2009.

(4)  Vested on July 12, 2010.

(5)  Vesting pro-rata over four years, with the first two installments having vested on February 23, 2011 and 2012.  Includes 12,500 shares for each of Mr. Alan Levan and Mr. Abdo, and 7,500 shares for Mr. Jarett Levan, which vested with the third installment on February 23, 2013.

(6)  Vesting pro-rata over four years beginning on September 30, 2013.

Potential Payments upon Termination or Change in Control

See “Employment Agreements” above for information regarding payments to which the Named Executive Officers may be entitled in connection with their resignation, retirement or other termination, including following a change in control of the Company.

Compensation of Directors

The Compensation Committee recommends director compensation to the Board based on factors it considers appropriate and based on the recommendations of management.  Each non-employee director currently receives $70,000 annually for his service on the Board of Directors, payable in cash.  Members of the Audit Committee currently receive an additional $4,000 per quarter for their service on that committee. The Chairman of the Audit Committee currently receives an additional fee of $1,000 per quarter for service as Chairman. The Chairman of the Compensation Committee and the Nominating/Corporate Governance Committee currently receives annual cash fees of $3,500 for his service on each such committee.  Other than the Chairman, members of the Compensation Committee and the Nominating/Corporate Governance Committee do not currently receive additional compensation for their service on those committees.  Directors who are also officers of the Company or its subsidiaries did not receive additional compensation for their service as directors during 2012.

Directors Di Giulian and Segreto served as trustees of the BankAtlantic Pension Plan for which each of them was compensated directly by such pension plan in the amount of $3,750 from January 1, 2012 through the sale of BankAtlantic to BB&T during July 2012. In addition, Director Segreto served as a consultant to BankAtlantic from January 1, 2012 through the sale of BankAtlantic to BB&T during July 2012 and received a total of $23,333 in consideration for his services. Director Abdo also served as a trustee of the BankAtlantic Pension Plan; however, he did not receive any compensation for such service during 2012.

Director Compensation Table – 2012

The following table sets forth certain information regarding the compensation paid to each individual who served as a non-employee director of the Company during the year ended December 31, 2012 for his service on the Board and its committees.

					Change
					in Pension
					Value and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards(1)	Awards(2)	Compensation	Earnings	Compensation (3)	Total
D. Keith Cobb(4)	$ 90,000	$ 0	$ 0	N/A	N/A	$ 0	$ 90,000
Steven M. Coldren	93,000	0	0	N/A	N/A	0	93,000
Bruno L. Di Giulian	70,000	0	0	N/A	N/A	3,750	73,750
Willis N. Holcombe	70,000	0	0	N/A	N/A	0	70,000
David A. Lieberman	86,000	0	0	N/A	N/A	0	86,000
Charles C. Winningham, II	70,000	0	0	N/A	N/A	0	70,000
Anthony P. Segreto(5)	70,000	0	0	N/A	N/A	3,750	73,750

(1)	As of December 31, 2012, none of the Company’s non-employee directors held any restricted shares of Class A Common Stock.
(2)	The table below sets forth, as of December 31, 2012, the aggregate number of shares of Class A Common Stock underlying options held by each of the individuals listed in the table above:

Name	Stock Options
D. Keith Cobb	3,907
Steven M. Coldren	740
Bruno L. Di Giulian	3,768
Willis N. Holcombe	4,313
David A. Lieberman	3,913
Charles C. Winningham, II	3,507
Anthony P. Segreto	-

(3)

Represents the amount paid to each of Mr. Di Giulian and Mr. Segreto as fees for their service as a trustee of the BankAtlantic Pension Plan from January 1, 2012 through the sale of BankAtlantic to BB&T during July 2012.

(4)

During 2012, Mr. Cobb also received compensation valued at $73,500 for his service on BFC’s Board of Directors and its committees. Effective April 3, 2013, Mr. Cobb resigned from the Boards of Directors of the Company and BFC.  Following his resignation, Mr. Cobb entered into a consulting agreement with the Company and BFC pursuant to which, effective May 1, 2013, Mr. Cobb will provide certain services to the Company and BFC for a period of 18 months and receive a consulting fee from the Company and BFC in the aggregate amount of $5,000 per month.

(5)	Mr. Segreto also received fees totaling $23,333 for his service as a consultant to BankAtlantic from January 1, 2012 through the sale of BankAtlantic to BB&T during July 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 12, 2013, certain information as to the Company’s Class A Common Stock and Class B Common Stock beneficially owned by (i) each of the Company’s directors as of April 12, 2013, (ii) each of the Named Executive Officers, (iii) all of the Company’s directors and executive officers as of April 12, 2013 as a group and (iv) all other persons known by management to own in excess of 5% of the outstanding shares of such stock as of April 12, 2013. Except as otherwise indicated, the information provided in the following table was obtained from filings with the SEC and with the Company pursuant to the Exchange Act.  For purposes of the following table, in accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner of any shares of Class A Common Stock or Class B Common Stock (i) over which he or she has or shares, directly or indirectly, voting or investment power, or (ii) of which he or she has the right to acquire beneficial ownership at any time within 60 days after April 12, 2013. As used herein, “voting power” is the power to vote, or direct the voting of, shares, and “investment power” includes the power to dispose, or direct the disposition of, such shares. Unless otherwise noted, each beneficial owner has sole voting and sole investment power over the shares beneficially owned.  The address of all parties listed below is 401 East Las Olas Boulevard, Suite 800, Fort Lauderdale, Florida 33301.

					Percent of	Percent of
	Class A Stock		Class B Stock		Class A	Class B
Name of Beneficial Owner	Ownership		Ownership		Stock	Stock

BFC Financial Corporation(1)	8,133,353	(6)	195,045	(6)	52.10%	100.00%
Alan B. Levan(1)(4)	8,257,777	(2)(3)(6)	195,045	(2)(6)	52.88%	100.00%
John E. Abdo(1)	8,235,354	(2)(3)(6)	195,045	(2)(6)	52.75%	100.00%
Steven M. Coldren	6,529	(3)	-		*	-
Bruno L. Di Giulian	5,577	(3)(7)	-		*	-
Willis N. Holcombe	4,449	(3)	-		*	-
Jarett S. Levan(4)	28,237	(3)	-		*	-
David A. Lieberman	8,731	(3)	-		*	-
Charlie C. Winningham, II	10,508	(3)	-		*	-
Anthony P. Segreto	-		-		-	-
All directors and executive officers
of the Company as of April 12, 2013
as a group (11 persons)	8,424,172	(5)(6)	195,045	(6)	53.88%	100.00%

____

*            Less than one percent of the class.

(1)

BFC may be deemed to be controlled by Alan B. Levan and John E. Abdo, who collectively may be deemed to have an aggregate beneficial ownership of shares of BFC’s common stock representing approximately 72% of the total voting power of BFC. Mr. Alan Levan serves as Chairman and Chief Executive Officer of the Company and BFC. Mr. Abdo serves as Vice Chairman of the Company and BFC.

(2)

Includes, for each of Mr. Alan Levan and Mr. Abdo, the 8,133,353 shares of Class A Common Stock and 195,045 shares of Class B Common Stock owned by BFC. Mr. Alan Levan’s Class A Common Stock ownership also includes 58,727 shares of Class A Common Stock held directly by other entities which he may be deemed to control.

(3)

Includes beneficial ownership of the following number of shares of Class A Common Stock which may be acquired within 60 days pursuant to the exercise of outstanding stock options: Mr. Alan Levan — 4,800 shares; Mr. Abdo — 3,200 shares; Mr. Coldren — 479 shares; Mr. Di

Giulian — 3,507 shares; Dr. Holcombe — 4,313 shares; Mr. Jarett Levan — 1,201 shares; Mr. Lieberman — 3,913 shares; and Mr. Winningham — 3,507 shares.

(4)	Mr. Jarett Levan is the son of Mr. Alan Levan.

(5)	Includes beneficial ownership of 28,766 shares of Class A Common Stock which may be acquired by executive officers and directors within 60 days pursuant to the exercise of outstanding stock options.

(6)	Class B Common Stock is convertible on a share-for-share basis into Class A Common Stock at any time at BFC’s discretion.

(7)	Includes 1,000 shares of Class A Common Stock which are held by Mr. Di Giulian’s spouse through her IRA, as to which Mr. Di Giulian disclaims having voting or investment power.

Equity Compensation Plan Information

The following table lists all securities authorized for issuance and outstanding under the Company’s equity compensation plans at December 31, 2012:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted average	equity compensation plans
	exercise of	exercise price of	(excluding outstanding
	outstanding options,	outstanding options,	options,
Plan category	warrants and rights	warrants and rights	warrants and rights)
Equity compensation plans approved by security holders	36,804	$233.00	423,499
Equity compensation plans not approved by security holders	-	-	-
Total	36,804	$233.00	423,499

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Alan B. Levan, Chairman and Chief Executive Officer of the Company, and John E. Abdo, Vice Chairman of the Company, serve as executive officers and directors of BFC and may be deemed to control BFC through their collective ownership of shares of BFC’s Class A Common Stock and Class B Common Stock representing approximately 72% of BFC’s total voting power. BFC currently owns approximately 52% of the outstanding shares of the Company’s Class A Common Stock and all of the outstanding shares of the Company’s Class B Common Stock, representing in the aggregate approximately 75% of the Company’s total voting power. In consideration for their services on behalf of BFC, Mr. Alan Levan and Mr. Abdo received compensation from BFC valued at a total of approximately $4,893,106 and $4,947,637, respectively, for 2012 and $1,471,000 and $1,515,000, respectively, for 2011.

Jarett S. Levan, a director and President of the Company (and son of Mr. Alan Levan), and Seth M. Wise, Executive Vice President of the Company, serve as executive officers and directors of BFC.  In addition, John K. Grelle, Executive Vice President and Chief Financial Officer of the Company, serves as an executive officer of BFC. In consideration for their services on behalf of BFC, Mr. Jarett Levan, Mr. Wise and Mr. Grelle received compensation from BFC valued at a total of $1,277,810, $1,917,854 and $724,698, respectively, for 2012 and $115,500, $640,191 and $436,120, respectively, for 2011.

Prior to April 2, 2013, Woodbridge was a wholly owned subsidiary of BFC and, through Woodbridge, BFC owned approximately 54% of Bluegreen’s then-outstanding common stock. On April 2, 2013, Woodbridge acquired 100% of the outstanding shares of Bluegreen in a cash merger transaction. In connection with the financing of the merger, the Company entered into a Purchase Agreement with Woodbridge and BFC on April 2, 2013 (the “Purchase Agreement”).  Pursuant to the terms of the Purchase Agreement, the Company invested $71.75 million in Woodbridge contemporaneously with the closing of the merger in exchange for a 46% equity interest in Woodbridge. BFC continues to hold the remaining 54% of Woodbridge’s outstanding equity interests. The Company’s investment in Woodbridge consisted of $60 million in cash and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. In connection with the Company’s investment in Woodbridge, the Company and BFC entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth the Company’s and BFC’s respective rights as members of Woodbridge and provides for, among other things, unanimity on certain specified “major decisions” and distributions to be made on a pro rata basis in accordance with the Company’s and BFC’s percentage equity interests in Woodbridge.

The Company and BFC had a shared services arrangement pursuant to which BFC provided the Company with various executive and administrative services. The Company compensated BFC for these services based on its cost, which was approximately $0.6 million during 2012 and $1.3 million during 2011.

As part of the shared services arrangement, BFC paid BankAtlantic for the cost of office facilities utilized by BFC.  BankAtlantic received $111,000 and $253,000 during 2012 and 2011, respectively, under this arrangement.  BankAtlantic also provided information technology support to BFC pursuant to a separate agreement.  During 2012 and 2011, BankAtlantic received $74,000 and $99,000, respectively, from BFC for information technology support.

In June 2010, BankAtlantic and another wholly owned subsidiary of the Company entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned.  Under the terms of the agreement, BFC received a monthly fee of $25,000 and, if BFC’s efforts resulted in net recoveries of any nonperforming loan or the sale of real estate owned, BFC was entitled to receive a fee equal to 1% of the net value recovered.  During 2012 and 2011, BFC was paid an aggregate of $300,000 and $700,000, respectively, of real estate advisory service fees under this agreement.

The agreements with BFC described in the preceding three paragraphs were either terminated effective upon the closing of the sale of BankAtlantic to BB&T during July 2012 or were assumed by BB&T for a limited period of time after consummation of the transaction and, following the transaction, are no longer considered related party transactions.

In December 2012, the Company entered into an arrangement with BFC pursuant to which the Company provides office facilities to BFC at the Company’s and BFC’s principal executive offices.  Under the terms of the agreement, BFC reimburses the Company for certain costs and expenses related to the office facilities provided at cost.  During December 2012, the Company recognized $38,000 of non-interest income under this agreement.

In prior periods, the Company issued options to purchase shares of its Class A Common Stock to employees of BFC. Additionally, certain employees of the Company have transferred to affiliate companies, and the Company has elected, in accordance with the terms of its stock option plans, not to cancel the stock options held by those former employees. The Company from time to time also issues options and restricted stock awards to employees of BFC that perform services for the Company. Expenses relating to all options and restricted stock awards granted by the Company to employees of BFC were approximately $19,000 and $51,000 for the years ended December 31, 2012 and 2011, respectively.  BFC reimbursed the Company for the full amount of these expenses.

There were no options exercised by former employees of the Company during the years ended December 31, 2012 or 2011. During 2012, the Company’s Compensation Committee approved the acceleration of vesting of 7,500 restricted stock awards of the Company’s Class A Common Stock previously issued to non-executive employees of BFC such that they fully vested upon closing of the sale of BankAtlantic to BB&T during July 2012.  Additionally, options to acquire 4,944 shares of the Company’s Class A Common Stock issued to employees of BFC were forfeited upon the closing of the BankAtlantic sale.

At December 31, 2011, BFC had cash and cash equivalents accounts at BankAtlantic with a balance of approximately $0.2 million. These accounts were on the same general terms as deposits made by unaffiliated third parties. The Company recognized nominal interest expense with respect to these accounts during the year ended December 31, 2011.

The Company and BFC utilize certain services of the law firm of Greenspoon Marder, successor to Ruden, McClosky, Smith, Schuster & Russell, P.A. (“Ruden McClosky”). Bruno Di Giulian, a director of the Company, was of counsel to Ruden McClosky until his retirement from the firm in 2006.  From the date of his retirement through October 2011, Mr. Di Giulian was paid approximately $12,000 per year in residual compensation from Ruden McClosky.  During the year ended December 31, 2011, the Company and BFC paid fees to Ruden McClosky totaling $250,000 and $19,000, respectively.    Bruno Di Giulian is currently a partner in the law firm of Conrad & Scherer, LLP.  During the year ended December 31, 2012, the Company paid fees to Conrad & Scherer, LLP totaling $286,000 for certain legal services provided by such law firm.

Director Independence

The Company’s Board of Directors has determined that Steven M. Coldren, Bruno L. Di Giulian, Willis N. Holcombe, David A. Lieberman, Anthony P. Segreto and Charlie C. Winningham, II, who together comprise a majority of the Board, are independent under applicable rules and regulations of the SEC and the listing standards of the NYSE.  To assist the Board in making its independence determinations, the Board adopted the following categorical standards of relationships that, in the Board’s opinion, do not constitute material relationships that impair a director’s independence: (i) serving on third party boards of directors with other members of the Board; (ii) payments or charitable gifts by the Company to entities with which a director is an executive officer or employee where such payments do not exceed the greater of $1 million or 2% of such entity’s consolidated gross revenues; and (iii) investments by directors in common with each other or the Company.   In addition, with respect to Messrs. Coldren, Di Giulian and Segreto, the Board specifically discussed and considered the following relationships, each of which the Board determined did not constitute a material relationship that would impair the director’s independence:

•

Mr. Coldren is the President of Business Information Systems, Inc., a company which currently leases (and, since 1985, has leased) office space from Abdo Companies, Inc. for approximately $84,000 per year, which was reported to the Board to approximate the market rate.  John E. Abdo, Vice Chairman of the Company, is the President of Abdo Companies, Inc.

•

Prior to the sale of BankAtlantic to BB&T during July 2012, Mr. Di Giulian received $9,000 annually for his service as a trustee of the BankAtlantic Pension Fund.  In addition, as previously described, Mr. Di Giulian was an attorney with the law firm of Ruden McClosky until October 2006. From that time until October 2011, Mr. Di Giulian received approximately $12,000 per year in residual compensation from Ruden McClosky. The Company and BFC utilize certain services of Ruden McClosky. During 2010 and 2011, the Company paid fees to Ruden McClosky of approximately $181,000 and $250,000, respectively, and BFC paid fees to Ruden McClosky of approximately $203,000 and $19,000, respectively.  Mr. Di Giulian is currently a partner at the law firm of Conrad & Scherer, LLP.  During the year ended December 31, 2012, the Company paid fees to Conrad & Scherer, LLP of $286,000.  Mr. Di Giulian also has a real estate sales license with a company that is affiliated with Mr. Abdo, but Mr. Di Giulian does not receive any income or other compensation in respect of such relationship.

•

Mr. Segreto is a member of the Advisory Board of the Nova Southeastern University H. Wayne Huizenga School of Business and Entrepreneurship. Alan B. Levan, Chairman and Chief Executive Officer of the Company, is a Trustee of Nova Southeastern University and the Chairman of its Finance Committee.  In addition, Mr. Segreto served as a consultant to BankAtlantic until the completion of the sale of BankAtlantic to BB&T during July 2012 and received $30,000 per year from BankAtlantic in consideration for his consulting services. Mr. Segreto also received $9,000 annually for his service as a trustee of the BankAtlantic Pension Fund.

Item 14. Principal Accounting Fees and Services.

PricewaterhouseCoopers LLP (“PwC”) served as the independent registered certified public accounting firm for the Company for 2012 and 2011.  The table below presents fees for professional services rendered by PwC for the audit of the Company’s annual financial statements for 2012 and 2011, as well as fees billed for audit-related services, tax services and all other services rendered by PwC for those years. PwC also served as the independent registered certified public accounting firm for BFC for 2012 and 2011. The aggregate fees for professional services rendered by PwC to BFC for 2012 and 2011 were approximately $0.6 million and $1.3 million, respectively.

	For the Years Ended December 31,
(in thousands)	2012	2011
Audit fees (1)	$ 1,031	$ 1,657
Audit-related fees (2)	25	23
Tax services	-	-
All other fees (3)	27	2

__________

(1)   Includes primarily fees for services related to the annual financial statement audits, the annual audits of effectiveness of internal control over financial reporting and the review of quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q.

(2)	Includes fees related to information statements and other reports filed by the Company with the SEC in connection with the sale of BankAtlantic.

(3)  Represents, for each of 2012 and 2011, a one year licensing fee to access PwC’s accounting research software and, for 2012, expenses related to the action brought by the SEC against the Company and its Chairman, as described in the “Legal Proceedings” section of the Form 10-K.

All audit-related services and other services were pre-approved by the Audit Committee, which concluded that the provision of such services by PwC was compatible with the maintenance of PwC’s independence in the conduct of its auditing functions.

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

(3)Exhibits

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

April 26,  2013By:/s/Alan B. Levan

Alan B. Levan, Chairman of the Board

and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan B. Levan	Chairman and Chief Executive Officer	April 26, 2013

Alan B. Levan

/s/ John E. Abdo	Vice Chairman	April 26, 2013

John E. Abdo

/s/ Jarett S. Levan	President and Director	April 26, 2013

Jarett S. Levan

/s/ John K. Grelle	Executive Vice President and Chief Financial Officer	April 26, 2013

John K. Grelle

/s/ David M. Friedman	Managing Director and Chief Accounting Officer	April 26, 2013

David M. Friedman

/s/ Steven M. Coldren	Director	April 26, 2013

Steven M. Coldren

/s/ Bruno L. Di Giulian	Director	April 26, 2013

Bruno L. Di Giulian

/s/ Willis N. Holcombe	Director	April 26, 2013

Willis N. Holcombe

/s/ David A. Lieberman	Director	April 26, 2013

David A. Lieberman

/s/ Anthony P. Segreto	Director	April 26, 2013

Anthony P. Segreto

/s/ Charlie C. Winningham, II	Director	April 26, 2013
Charlie C. Winningham, II

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002