Form 10-Q
period 2013-03-31
BBX CAPITAL CORP
filed 2013-05-15
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2013

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission files number     001-13133

BBX CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0507804 (I.R.S. Employer Identification No.)
401 East Las Olas Boulevard Fort Lauderdale, Florida (Address of principal executive offices)	33301 (Zip Code)

(954) 940-4000

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] YES   [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Title of Each Class	Outstanding at May 8, 2013
Class A Common Stock, par value $0.01 per share	15,609,964
Class B Common Stock, par value $0.01 per share	195,045

TABLE OF CONTENTS
		Page
Part I.	FINANCIAL INFORMATION

Reference

Item 1.	Financial Statements	3-32

	Consolidated Statements of Financial Condition - March 31, 2013	3
	and December 31, 2012 - Unaudited

	Consolidated Statements of Operations - For the Three Months	4
	Ended March 31, 2013 and 2012 - Unaudited

	Consolidated Statements of Comprehensive Loss - For the Three Months	5
	Ended March 31, 2013 and 2012 - Unaudited

	Consolidated Statements of Stockholders' Equity (Deficit) - For the Three Months	6
	Ended March 31, 2013 and 2012 - Unaudited

	Consolidated Statements of Cash Flows - For the Three Months Ended	7
	March 31, 2013 and 2012 - Unaudited

	Notes to Consolidated Financial Statements - Unaudited	8-32

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33-44

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	45

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors	46

Item 6.	Exhibits	46

	Signatures	47

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

	March 31,	December 31,
(In thousands, except share data)	2013	2012
ASSETS
Cash and interest bearing deposits in banks ($5,635 and $6,615 in Variable Interest Entity ("VIE"))	$70,080	62,873
Tax certificates, net of allowance of $2,096 and $3,559 ($2,241 and $3,389, net of allowance of $2,096 and $3,559 in VIE)	2,241	3,389
Loans held for sale ($18,388 and $20,052 in VIE)	22,324	24,748
Loans receivable, net of allowance for loan losses of $5,249 and $5,311 ($206,404 and $242,506, net of allowance of $4,571 and $4,003 in VIE)	254,812	292,562
Accrued interest receivable ($1,226 and $1,636 in VIE)	1,239	1,675
Real estate owned ($24,690 and $21,997 in VIE)	76,780	82,161
Real estate held for sale	889	889
Office properties and equipment, net	1,068	1,096
Other assets ($188 and $13 in VIE)	1,751	1,310
Investments in real estate joint venture	1,300	-
Total assets	$432,484	470,703
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC ($164,070 and $196,877 in VIE)	$164,070	196,877
Notes payable	10,360	10,301
Other liabilities ($13,725 and $13,603 in VIE)	23,702	23,201
Total liabilities	198,132	230,379
Commitments and contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Class A common stock, $.01 par value, authorized 25,000,000
shares; issued and outstanding 15,609,964 and 15,577,464 shares	155	155
Class B common stock, $.01 par value, authorized 1,800,000
shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	331,657	331,097
Accumulated deficit	(97,462)	(90,930)
Total stockholders' equity	234,352	240,324
Total liabilities and stockholders' equity	$432,484	470,703

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months
	Ended March 31,
	2013	2012
Revenues:
Interest income	$3,045	8,335
Income from unconsolidated companies	-	120
Net gains on the sales of assets held for sale	2,062	1,213
Other	492	84
Total revenues	5,599	9,752
Expenses:
BB&T's priority return in FAR distributions	1,013	-
Interest expense	169	4,167
Provision for (reversals of) loan losses	759	(765)
Employee compensation and benefits	3,343	5,259
Occupancy and equipment	242	2,168
Professional fees	2,163	6,197
Asset impairments	2,165	2,004
Other	2,277	3,893
Total expenses	12,131	22,923
Loss from continuing operations before income taxes	(6,532)	(13,171)
Provision for income taxes	-	1
Loss from continuing operations	(6,532)	(13,172)
Discontinued operations
Loss from discontinued operations	-	(1,036)
Provision for income taxes	-	-
Loss from discontinued operations	-	(1,036)
Net loss	$(6,532)	(14,208)
Basic loss per share
Continuing operations	$(0.41)	(0.84)
Discontinued operations	-	(0.07)
Basic loss per share	$(0.41)	(0.91)
Diluted loss per share
Continuing operations	$(0.41)	(0.84)
Discontinued operations	-	(0.07)
Diluted loss per share	$(0.41)	(0.91)
Basic weighted average number
of common shares outstanding	15,785,870	15,659,257
Diluted weighted average number
of common and common
equivalent shares outstanding	15,785,870	15,659,257

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands, except share and per share data)	2013	2012
Net loss	$(6,532)	(14,208)

Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of tax	-	(524)
Reclassification adjustments	-	-
Other comprehensive loss, net of tax	-	(524)
Comprehensive loss	$(6,532)	(14,732)

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 - UNAUDITED

				Accumulated
		Additional		Other	Total
	Common	Paid-in	(Accumulated	Comprehensive	Stockholders'
(In thousands)	Stock	Capital	Deficit)	Loss	(Deficit) Equity
BALANCE, DECEMBER 31, 2011	$156	329,995	(326,692)	(20,385)	(16,926)
Net loss	-	-	(14,208)	-	(14,208)
Other comprehensive loss	-	-	-	(524)	(524)
Share based compensation expense	1	95	-	-	96
BALANCE, MARCH 31, 2012	$157	330,090	(340,900)	(20,909)	(31,562)

BALANCE, DECEMBER 31, 2012	$157	331,097	(90,930)	-	240,324
Net loss			(6,532)	-	(6,532)
Share based compensation expense	-	560	-	-	560
BALANCE, MARCH 31, 2013	$157	331,657	(97,462)	-	234,352

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands)	2013	2012
Net cash (used in) provided by operating activities	$(4,485)	9,186
Investing activities:
Proceeds from redemption of tax certificates	812	10,345
Purchase of tax certificates	(31)	(145)
Proceeds from maturities of securities available for sale	-	5,365
Proceeds from maturities of interest bearing deposits	-	5,655
Net repayments of loans	30,789	120,498
Proceeds from the sales of loans
transferred to held for sale	-	1,000
Proceeds from sales of real estate owned	14,256	14,081
Purchases of office property and equipment	(27)	(8)
Proceeds from the sale of office properties
and equipment	-	1,154
Investment in real estate joint venture	(1,300)	-
Net cash provided by investing activities	44,499	157,945
Financing activities:
Net increase in deposits	-	177,377
Repayment of BB&T preferred interest in FAR, LLC	(32,807)	-
Net cash (used in) provided by financing activities	(32,807)	177,377
Increase in cash and cash equivalents	7,207	344,508
Cash and cash equivalents at the beginning of period	62,377	764,636
Change in cash and cash equivalents held for sale	-	(49,676)
Cash and cash equivalents at end of period	$69,584	1,059,468

Cash paid (received) for:
Interest on borrowings and deposits	$1,098	3,286
Income tax refund	-	(1,053)
Supplementary disclosure of non-cash investing and
financing activities:
Loans and tax certificates transferred to REO	8,023	12,467
Loans receivable transferred to loans held-for-sale	-	16,140

See Notes to Consolidated Financial Statements - Unaudited

BBX Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.  Presentation of Interim Financial Statements

Basis of Financial Statement Presentation – BBX Capital Corporation is referred to herein as the “Parent Company” or “BBX Capital” and, together with its subsidiaries, is referred to as “the Company”, “we”, “us,” or “our”.  BBX Capital was organized under the laws of the State of Florida in 1994. We are a Florida-based company, involved in the ownership, financing, acquisition and management of real estate and real estate related assets and businesses.

The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. BFC Financial Corporation (“BFC”) currently owns 100% of the Company’s Class B common stock and 53% of the Company’s outstanding Class A common stock, which represents 53% of the Company’s aggregate outstanding common stock and 75% of the voting power of the Company’s common stock.

On May 7, 2013, BFC and BBX Merger Sub, LLC, a newly formed wholly owned subsidiary of BFC (“Merger Sub”), entered into a definitive merger agreement (the “Merger Agreement”) with BBX Capital.  The Merger Agreement provides for BBX Capital to merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company of the Merger and a wholly owned subsidiary of BFC. Under the terms of the Merger Agreement, which has been approved by a special committee comprised of BBX Capital’s independent directors as well as the full boards of directors of both BFC and BBX Capital, BBX Capital’s shareholders (other than BFC and shareholders of BBX Capital who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock that they hold at the effective time of the Merger (as such exchange ratio may be adjusted in accordance with the terms of the Merger Agreement, the “Exchange Ratio”).  Each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the Merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the Merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio.

Consummation of the Merger is subject to certain closing conditions, including, without limitation, the approval of BFC’s and BBX Capital’s respective shareholders, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the Merger, holders of not more than 10% of BBX Capital’s common stock exercising appraisal rights, and the absence of any “Material Adverse Effect” (as defined in the Merger Agreement) with respect to either BFC or BBX Capital.

BBX Capital currently expects to consummate the Merger promptly after all conditions to closing are satisfied.

On April 2, 2013, the Company invested $71.75 million in Woodbridge Holdings, LLC (“Woodbridge”) in exchange for a 46% equity interest in Woodbridge.  The investment was made in connection with Woodbridge’s acquisition of the publicly held shares of Bluegreen Corporation (“Bluegreen”).  BFC owns the remaining 54% of Woodbridge.  The Company’s investment in Woodbridge consisted of $60 million in cash and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for the Company to make payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term.

BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic and its subsidiaries (“BankAtlantic”).  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida and provided traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida.  On July 31, 2012, BBX Capital completed the sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described herein are collectively referred to as the “BB&T Transaction”).

BBX Capital Corporation and Subsidiaries

Pursuant to the terms of the BB&T Transaction, BankAtlantic formed BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”). BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and real estate owned that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed $50 million of cash to FAR on July 31, 2012.  Prior to the closing of the BB&T Transaction, BankAtlantic distributed all of the membership interests in FAR to the Company.  At the closing of the BB&T Transaction, the Company transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of the Company’s then outstanding trust preferred securities (“TruPS”) obligations. The Company continues to hold the remaining 5% of FAR’s preferred membership interests. BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and the Company will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. It is expected that the assets contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. The Company entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest.

Prior to the closing of the BB&T Transaction, BankAtlantic contributed to CAM certain non-performing commercial loans, commercial real estate owned and previously written-off assets that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of $125 million as of July 31, 2012.  CAM assumed all liabilities related to these assets.  BankAtlantic also contributed $82 million of cash to CAM on July 31, 2012.  Prior to the closing of the BB&T Transaction, BankAtlantic distributed all of the membership interests in CAM to the Company.  CAM remains a wholly-owned subsidiary of the Company.

BankAtlantic’s historical Community Banking, Investment, Capital Services and Tax Certificate reporting units are reflected as “Discontinued Operations” in the Company’s unaudited Consolidated Statements of Operations for the three months ended March 31, 2012.  The Company has continued to service and manage and may originate commercial loans following the sale of BankAtlantic to BB&T. As a result, the historical operations for BankAtlantic’s commercial lending reporting unit are included in the Company’s unaudited Consolidated Statement of Operations as continuing operations for the three months ended March 31, 2012.  The Consolidated Statement of Stockholders’ Equity (Deficit), Consolidated Statements of Comprehensive Loss and Consolidated Statement of Cash Flows remain unchanged from the historical presentation for the three months ended March 31, 2012.

The Company’s consolidated financial statements have been prepared on a going concern basis, which reflects the realization of assets and the repayments of liabilities in the normal course of business.

Included in cash and due from banks in the Company’s Consolidated Statement of Financial Condition as of March 31, 2013 and December 31, 2012 was $0.5 million and $0.5 million, respectively, of time deposits with other banks. These time deposits had original maturities of greater than 90 days and accordingly are not considered cash equivalents.

All significant inter-company balances and transactions have been eliminated in consolidation.  Throughout this document, the term “fair value” in each case is an estimate of fair value as discussed herein.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of the Company's consolidated financial condition at March 31, 2013, the consolidated results of operations and consolidated statement of comprehensive loss for the three months ended March 31, 2013 and 2012, and the consolidated stockholders' equity (deficit) and cash flows for the three months ended March 31, 2013 and 2012.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of results of operations that may be expected for subsequent interim periods during 2013 or for the year ended December 31, 2013.  The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2013.

BBX Capital Corporation and Subsidiaries

2.  Discontinued Operations

BankAtlantic’s five reporting units each reflected a component of the BankAtlantic entity and was the lowest level for which cash flows could be clearly distinguished, operationally and for financial reporting purposes.  These five components were Community Banking, Commercial Lending, Tax Certificates, Investments, and Capital Services.   Based on the terms for the sale of BankAtlantic under the Agreement with BB&T, the Company determined that the Community Banking, Investments, Capital Services and Tax Certificates reporting units should be treated as discontinued operations.  The Company sold all operations and the majority of the assets and liabilities of these discontinued reporting units to BB&T upon consummation of the BB&T Transaction on July 31, 2012.  Management does not intend to continue in any material respect any activities of or have any continuing involvement with these reporting units.  Although certain assets of the Commercial Lending reporting unit were sold to BB&T, the Company has continued Commercial Lending reporting unit activities resulting in the Company including the Commercial Lending reporting unit in continuing operations in the Company’s Statements of Operations.

Pursuant to the Agreement with BB&T, in addition to certain assets associated with the Company’s continuing Commercial Lending reporting unit, FAR also retained certain assets and liabilities that were associated with the Company’s disposed reporting units (Community Banking, Tax Certificates, Investments, and Capital Services reporting units). The Company determined that the ongoing cash flows relating to the retained assets of the disposed reporting units expected in future periods were not significant relative to the historical cash flows from the activities of each reporting unit; therefore, the income and expenses associated with the disposed reporting units are reported in discontinued operations for the three months ended March 31, 2012.  The results of operations and cash flows associated with the retained assets associated with the disposed reporting units were included in continuing operations for the three months ended March 31, 2013.

The income  from Community Banking, Investments, Capital Services and Tax Certificates reporting units included in discontinued operations for the three months ended March 31, 2012 was as follows (in thousands):

For the Three
Months Ended
March 31, 2012
Net interest income	$17,473
Provision for loan losses	9,217
Net interest income after
provision for loan losses	8,256
Total non-interest income	17,524
Total non-interest expense (1)	26,816
Loss from discontinued operations
before provision for income taxes	(1,036)
Provision for income taxes	-
Loss from discontinued operations	$(1,036)

(1) Pursuant to applicable accounting rules, all general corporate overhead was allocated to continuing operations.

3.  Variable Interest Entity - FAR

In consideration for BB&T assuming the Company’s $285.4 million in principal amount of TruPS, BB&T received from the Company at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum.  At that time, BBT’s interest in FAR will terminate, and the Company, which initially holds a 5% preferred membership interest in the net cash flows of FAR, will thereafter be entitled to any and all residual proceeds. FAR’s assets are expected to be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. The Company provided BB&T with an incremental $35 million guarantee to further

BBX Capital Corporation and Subsidiaries

assure BB&T’s recovery of the $285 million preference amount.  At March 31, 2013, BB&T’s preferred interest in FAR has been reduced to approximately $164 million.

The Company’s variable interests in FAR include its 5%  preferred membership interest in the cash flows of FAR, rights to all residual cash flows after satisfaction of the preferred membership interests, and the incremental $35 million guarantee in favor of BB&T.  The Company also services approximately $37 million of FAR commercial loans and has a right of first refusal to acquire certain FAR commercial loans. It can also purchase certain commercial loans on a basis established in FAR’s operating agreement.

The Company analyzed FAR’s amended and restated limited liability agreement and determined that it was the primary beneficiary and therefore should consolidate FAR in its financial statements. This conclusion was based primarily on the determination that the Company has the right to receive any appreciation of the assets of FAR through its rights to the residual cash flows of FAR and has the obligation to absorb losses as well as its obligation under the incremental $35 million guarantee to BB&T assuring the repayment of BB&T’s preferred interest in FAR.  Also contributing to the Company’s determination that it was the primary beneficiary of FAR was its ability to direct the activities relating to the commercial loans that it services, its ability to purchase certain commercial loans, and its right of first refusal in connection with the disposition of certain commercial loans.

BB&T’s preferred equity interest in FAR only entitles it to a  $285 million preference amount plus the related priority return.  Based on the amended and restated limited liability company agreement, FAR is required to make quarterly distributions, or more frequently as approved by FAR’s Board of Managers, of excess cash flows from its operations and the orderly disposition of its assets to redeem the preferred membership interests in FAR.  As such, the Class A units, which represent the preferred interest in FAR, are considered mandatorily redeemable and are reflected as debt obligations in the Company’s Consolidated Statement of Financial Condition and the priority return is considered interest expense in the Company’s Consolidated Statements of Operations.

The activities of FAR are governed by the amended and restated limited liability company agreement which grants the Board of Managers management authority over FAR.  The Board has four members, two members elected by the Company and two members elected by BB&T.  Any action on matters before the Board requires three of the members’ approval.  BB&T members will resign from the Board upon the redemption of its preferred interest in FAR.

The carrying amount of the assets and liabilities of FAR and the classification of these assets and liabilities in the Company’s Consolidated Statements of Financial Condition was as follows (in thousands):

	March 31,	December 31,
	2013	2012
Cash and interest bearing deposits in banks	$5,635	6,615
Tax certificates, net	2,241	3,389
Loans held for sale	18,388	20,052
Loans receivable, net	206,404	242,506
Real estate owned	24,690	21,997
Accrued interest receivable	1,226	1,636
Other assets	188	13
Total assets	$258,772	296,208
BB&T preferred interest in FAR, LLC	$164,070	196,877
Other liabilities	13,725	13,603
Total liabilities	$177,795	210,480

Until BB&T’s preference amount is repaid, the proceeds from the monetization of FAR’s assets are restricted to  payments of expenses, including the priority return and estimated working capital requirements of FAR, and the repayment of FAR’s preferred membership interests. FAR anticipates making quarterly distributions.  As such, the Company will

BBX Capital Corporation and Subsidiaries

receive 5% of the net cash flows from the monetization of FAR’s assets, net of expenses. FAR finances its activities through revenues from principal and interest payments received on, and the monetization of, its assets.

The Company’s maximum loss exposure in FAR if all of FAR’s assets were deemed worthless would have been  $116 million as of March 31, 2013, consisting of $81 million of net assets plus the $35 million incremental guarantee.

4.  Liquidity Considerations

BBX Capital’s cash at banks was $64.4 million at March 31, 2013, which does not include $5.6 million of cash held in FAR.  BBX Capital had $8.7 million of current liabilities as of March  31,  2013.  BBX Capital’s principal source of liquidity is its cash holdings, funds obtained from payments on and sales of its loans, loan payoffs, sales of real estate owned, income from income producing real estate, and distributions received from FAR. While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital. The balance of BB&T’s preferred membership interest in FAR was approximately $164 million at March 31, 2013.  Based on current and expected liquidity needs and sources, the Company expects to be able to meet its liquidity needs over the next twelve months.  As discussed above in Note 1, on April 2, 2013 BBX Capital completed an investment in Woodbridge, which included an investment of $60 million in cash.

   5.  Fair Value Measurement

There were no assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of March 31, 2013 or December 31, 2012.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2013 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant	Total
		for Identical	Other Observable	Unobservable	Impairments (1)
	March 31,	Assets	Inputs	Inputs	For the Three
Description	2013	(Level 1)	(Level 2)	(Level 3)	Months Ended
Loans measured for
impairment using the fair value
of the underlying collateral	$9,298	-	-	9,298	935
Impaired real estate owned	19,198	-	-	19,198	1,528
Impaired loans held for sale	17,078	-	-	17,078	536
Total	$45,574	-	-	45,574	2,999

(1)

Total impairments represent the amount of losses recognized during the three months ended March 31, 2013 on assets that were held and measured at fair value on a non-recurring basis as of March 31, 2013.

BBX Capital Corporation and Subsidiaries

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of March 31, 2013	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value
of the underlying collateral	$9,298	Fair Value of Collateral	Appraisal	$0.1 - 3.5 million (0.2 million)
Impaired real estate owned	19,198	Fair Value of Property	Appraisal	$0.2 - 11.2 million (1.9 million)
Impaired loans held for sale	17,078	Fair Value of Collateral	Appraisal	$0.1 - 0.6 million (0.2 million)
Total	$45,574

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2012 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant	Total
		for Identical	Other Observable	Unobservable	Impairments (1)
	March 31,	Assets	Inputs	Inputs	For the Three
Description	2012	(Level 1)	(Level 2)	(Level 3)	Months Ended
Impaired loans held for sale	$7,914	-	-	7,914	263
Impaired real estate owned	15,223	-	-	15,223	1,741
Total	$23,137	-	-	23,137	2,004

(1)  Total impairments represent the amount of losses recognized during the three months ended March 31, 2012 on assets that were held and measured at fair value on a non-recurring basis as of March 31, 2012

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of March 31, 2012	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Impaired real estate owned	$15,223	Fair Value of Property	Appraisal	$0.4 - 3.5 million (2.5 million)
Impaired loans held for sale	7,914	Fair Value of Collateral	Appraisal	$0.9 - 3.6 million (2.6 million)
Total	$23,137

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell. The fair value of our loans may significantly increase or decrease based on changes in property values as our loans are primarily secured by real estate.  The Company primarily uses third party appraisals to assist in measuring non-homogenous impaired

BBX Capital Corporation and Subsidiaries

loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and we may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, we use our judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. As a consequence, the calculation of the fair value of the collateral are considered Level 3 inputs. The Company generally recognizes impairment losses based on third party broker price opinions or automated valuation services to obtain the fair value of the collateral less cost to sell when impaired homogenous loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discounts rates and foreclosure timeframes and exposure periods.

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

BBX Capital Corporation and Subsidiaries

Financial Disclosures about Fair Value of Financial Instruments

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount		Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	March 31,	March 31,	Assets	Inputs	Inputs
Description	2013	2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing
deposits in banks	$70,080	70,080	70,080	-	-
Tax certificates, net	2,241	2,241	-	-	2,241
Loans receivable including loans held for sale, net	277,136	282,647	-	-	282,647
Financial liabilities:
Notes payable	10,360	10,425	-	-	10,425
BB&T preferred interest in FAR	164,070	167,700	-	-	167,700

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount		Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	December 31,	December 31,	Assets	Inputs	Inputs
Description	2012	2012	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing
deposits in other banks	$62,873	62,873	62,873	-	-
Tax certificates	3,389	3,318	-	-	3,318
Loans receivable including loans held for sale, net	317,310	316,075	-	-	316,075
Financial liabilities:
Notes payable	10,301	10,301	-	-	10,301
BB&T preferred interest in FAR	196,877	201,099	-	-	201,099

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

BBX Capital Corporation and Subsidiaries

Interest-bearing deposits in other banks include $0.5 million of certificates of deposits guaranteed by the FDIC with maturities of less than one year as of March 31, 2013 and December 31, 2012.  Due to the FDIC guarantee and the short-term maturity of these certificates of deposit, the fair value of these deposits approximates the carrying value.

Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented into performing and non-performing categories.

The fair value of performing loans is calculated by using an income approach with Level 3 inputs.  The fair value of performing loans is estimated by discounting forecasted cash flows through the estimated maturity using estimated market discount rates that reflect the interest rate risk inherent in the loan portfolio.  The fair value of non-performing collateral dependent loans is estimated using an income approach with Level 3 inputs. The fair value of non-performing loans utilizes the fair value of the collateral adjusted for operating and selling expenses and discounted over the estimated holding period.

The fair value of tax certificates is calculated using the income approach with Level 3 inputs.  The fair value is based on discounted expected cash flows using discount rates that take into account the risk of the cash flows of tax certificates relative to alternative investments.

BB&T preferred interest in FAR is considered an adjustable rate debt security.  The fair value of the security is calculated using the income approach with Level 3 inputs and was obtained by discounting forecasted cash flows by risk adjusted market interest rate spreads to the LIBOR swap curve.  The market spreads were obtained from reference data in the secondary institutional market place.

The fair value of notes payable is measured using the income approach with Level 3 inputs and was obtained by discounting the forecasted cash flows based on risk adjusted market interest rates.

BBX Capital Corporation and Subsidiaries

6.  Loans Receivable

The loan portfolio consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Commercial non-real estate	$10,819	12,006
Commercial real estate:
Residential	47,252	62,523
Other	133,852	151,524
Consumer	16,393	16,907
Residential:
Residential-interest only	16,826	17,798
Residential-amortizing	34,777	36,999
Total gross loans	259,919	297,757
Adjustments:
Premiums, discounts and net deferred fees	142	116
Allowance for loan losses	(5,249)	(5,311)
Loans receivable -- net	$254,812	292,562

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was (in thousands):

	March 31,	December 31,
Loan Class	2013	2012
Commercial non-real estate	$3,362	3,362
Commercial real estate:
Residential	45,953	60,937
Other	77,251	79,014
Consumer	7,624	7,859
Residential:
Interest only	14,681	16,115
Amortizing	26,393	28,507
Total nonaccrual loans	$175,264	195,794

BBX Capital Corporation and Subsidiaries

An age analysis of the past due recorded investment in loans receivable as of March  31, 2013 and December 31, 2012 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
March 31, 2013	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	4,644	2,268	6,912	3,907	10,819
Commercial real estate:
Residential	4,164	-	37,690	41,854	5,398	47,252
Other	16,430	2,962	52,126	71,518	62,334	133,852
Consumer	864	291	7,166	8,321	8,072	16,393
Residential:
Residential-interest only	416	438	14,681	15,535	1,291	16,826
Residential-amortizing	1,671	806	25,678	28,155	6,622	34,777
Total	$23,545	9,141	139,609	172,295	87,624	259,919

(1)  The Company had no loans that were past due greater than 90 days and still accruing interest as of March 31, 2013.

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2012	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$2,411	-	3,362	5,773	6,233	12,006
Commercial real estate:
Residential	842	1,716	50,634	53,192	9,331	62,523
Other	-	5,843	30,102	35,945	115,579	151,524
Consumer	677	524	7,165	8,366	8,541	16,907
Residential:
Residential-interest only	397	-	16,115	16,512	1,286	17,798
Residential-amortizing	984	1,520	28,052	30,556	6,443	36,999
Total	$5,311	9,603	135,430	150,344	147,413	297,757

(1)  The Company had no loans that were past due greater than 90 days and still accruing interest as of December 31, 2012.

BBX Capital Corporation and Subsidiaries

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,735	1,869	-	1,261	446	5,311
Charge-off :	-	(1,179)	-	(376)	(389)	(1,944)
Recoveries :	171	277	74	458	143	1,123
Provision:	(710)	470	(74)	650	423	759
Ending balance	$1,196	1,437	-	1,993	623	5,249
Ending balance individually
evaluated for impairment	$634	663	-	-	-	1,297
Ending balance collectively
evaluated for impairment	562	774	-	1,993	623	3,952
Total	$1,196	1,437	-	1,993	623	5,249
Loans receivable:
Ending balance individually
evaluated for impairment	$3,362	157,144	-	7,501	41,198	209,205
Ending balance collectively
evaluated for impairment	$7,457	23,960	-	8,892	10,405	50,714
Total	$10,819	181,104	-	16,393	51,603	259,919
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	-	-

BBX Capital Corporation and Subsidiaries

The activity in the allowance for loan losses by portfolio segment for the three months ended March  31, 2012 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$16,407	67,054	7,168	22,554	16,704	129,887
Charge-offs:	(14,615)	(51,503)	(1,624)	(6,564)	(10,209)	(84,515)
Recoveries :	54	-	142	795	996	1,987
Provision :	1,410	(2,175)	-	-	-	(765)
Discontinued operations
provision:	-	-	(212)	4,220	5,210	9,218
Transfer to loans held for sale	(1,897)	(9,164)	(4,454)	(20,639)	(12,491)	(48,645)
Ending balance	$1,359	4,212	1,020	366	210	7,167
Ending balance individually
evaluated for impairment	$243	222	702	-	-	1,167
Ending balance collectively
evaluated for impairment	1,116	3,990	318	366	210	6,000
Total	$1,359	4,212	1,020	366	210	7,167
Loans receivable:
Ending balance individually
evaluated for impairment	$7,403	197,551	959	9,048	44,617	259,578
Ending balance collectively
evaluated for impairment	$22,402	55,971	34,192	12,026	8,899	133,490
Total	$29,805	253,522	35,151	21,074	53,516	393,068
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	1,000	-	-	-	1,000
Transfer to loans held for sale	$-	16,140	-	-	-	16,140

BBX Capital Corporation and Subsidiaries

As part of the transition of the regulation of OTS savings associations like BankAtlantic to the OCC, the OCC  provided  guidance to thrifts related to their transition to OCC regulatory reporting, which was to be implemented no later than March 31, 2012, including guidance regarding specific valuation allowances on collateral dependent loans.  Under OCC guidance, where the appraised value of collateral on a collateral dependent loan was less than the recorded investment of the loan, a charge-off of the amount of the deficiency rather than a specific valuation allowance was generally required. Management considered the appraisals on its impaired collateral dependent loans, including appraised values and appraisal dates, and during the first quarter of 2012 the Company charged down the recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell.  This charge down consisted entirely of the charging off of existing specific valuation allowances.  As  a specific valuation allowance was previously established for these loans, the charge-offs did not impact the provision for loan losses or the net loss during the three months ended March 31, 2012, but did reduce the Company’s allowance for loan losses and recorded investment in the loans.

Impaired Loans -  Loans are considered impaired when, based on current information and events, the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement.  Impairment is evaluated based on past due status for consumer and residential loans.  Impairment is evaluated as part of the Company’s on-going credit monitoring process for commercial loans which results in the evaluation for impairment of substandard loans.  Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or based on the fair value of the loan. Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans for all loan classes are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

BBX Capital Corporation and Subsidiaries

Impaired loans as of March  31, 2013 and December 31, 2012 were as follows (in thousands):

	As of March 31, 2013			As of December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$3,032	4,478	634	3,032	3,287	784
Commercial real estate:
Residential	3,383	10,396	45	637	2,172	1
Other	29,339	29,339	618	27,558	39,194	836
Consumer	123	635	123	-	-	-
Residential:
Residential-interest only	-	-	-	-	-	-
Residential-amortizing	-	-	-	-	-	-
Total with allowance recorded	$35,877	44,848	1,420	31,227	44,653	1,621
With no related allowance recorded:
Commercial non-real estate	$330	635	-	330	634	-
Commercial real estate:
Residential	42,830	98,492	-	64,684	141,842	-
Other	81,851	124,728	-	84,669	118,665	-
Consumer	15,498	19,572	-	16,050	20,501	-
Residential:
Residential-interest only	14,985	26,834	-	16,421	28,808	-
Residential-amortizing	29,708	45,867	-	31,896	48,820	-
Total with no allowance recorded	$185,202	316,128	-	214,050	359,270	-
Total:
Commercial non-real estate	$3,362	5,113	634	3,362	3,921	784
Commercial real estate	157,403	262,955	663	177,548	301,873	837
Consumer	15,621	20,207	123	16,050	20,501	-
Residential	44,693	72,701	-	48,317	77,628	-
Total	$221,079	360,976	1,420	245,277	403,923	1,621

BBX Capital Corporation and Subsidiaries

Average recorded investment and interest income recognized on impaired loans as of March 31, 2013 and 2012 were (in thousands):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2013		March 31, 2012
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$3,032	60	1,174	11
Commercial real estate:
Residential	3,326	-	-	-
Other	29,376	196	20,000	169
Small business:
Real estate	-	-	-	-
Non-real estate	-	-	960	-
Consumer	152	-	-	-
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	-	-
Total with allowance recorded	$35,886	256	22,134	180
With no related allowance recorded:
Commercial non-real estate	$330	-	13,218	142
Commercial real estate:
Residential	42,060	238	80,683	283
Other	81,994	455	174,308	713
Small business:
Real estate	-	-	14,401	116
Non-real estate	-	-	792	13
Consumer	15,570	76	21,078	86
Residential:
Residential-interest only	15,019	-	26,932	-
Residential-amortizing	29,903	96	45,192	33
Total with no allowance recorded	$184,876	865	376,604	1,386

Commercial non-real estate	$3,362	60	14,392	153
Commercial real estate	156,756	889	274,991	1,165
Small business	-	-	16,153	129
Consumer	15,722	76	21,078	86
Residential	44,922	96	72,124	33
Total	$220,762	1,121	398,738	1,566

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

BBX Capital Corporation and Subsidiaries

The Company monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a non-homogeneous real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions.  In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans remain subject to quarterly impairment analyses and adjustments.  Included in total impaired loans as of March 31, 2013 was  $131.9 million of collateral dependent loans, of which $125.4 million were measured for impairment using current appraisals and $6.5 million were measured by adjusting appraisals,  as appropriate, to reflect changes in market conditions subsequent to the last appraisal date.  The loans that did not have current appraisals were adjusted down by an aggregate amount of $2.6 million based on changes in market conditions.

Credit Quality Information

Management monitors delinquency trends, net charge-off levels, levels of impaired loans, current loan to value ratios, credit scores and general economic conditions in an effort to assess loan credit quality. The Company uses a risk grading matrix to monitor credit quality for commercial loans.  Risk grades are assigned to each commercial loan upon origination. The Company assigns risk grades on a scale of 1 to 13.  A general description of the risk grades is as follows:

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

BBX Capital Corporation and Subsidiaries

The following table presents risk grades for commercial loans as of March  31, 2013 (in thousands):

	Commercial		Other
	Non	Commercial	Commercial
	Real Estate	Residential	Real Estate
Grade:
Grades 1 to 7	$-	-	33,926
Grade 10	4,644	1,299	20,183
Grade 11	6,175	45,953	79,743
Total	$10,819	47,252	133,852

The following table presents risk grades for commercial loans as of December 31, 2012 (in thousands):

	Commercial		Other
	Non	Commercial	Commercial
	Real Estate	Residential	Real Estate
Risk Grade:
Grades 1 to 7	$27	-	38,470
Grade 10	5,655	1,587	21,046
Grade 11	6,324	60,936	92,008
Total	$12,006	62,523	151,524

The Company monitors the credit quality of residential loans based on loan-to-value ratios of the underlying collateral.  Elevated loan-to-value ratios indicate the likelihood of increased credit losses upon default which results in higher loan portfolio credit risk.

The loan-to-value ratios of the Company’s residential loans were as follows (in thousands):

	As of March 31, 2013 (1)		As of December 31, 2012 (2)
	Residential	Residential	Residential	Residential
Loan-to-value ratios	Interest Only	Amortizing	Interest Only	Amortizing
<=60%	$413	7,384	413	6,762
60.1% - 70%	392	2,620	945	1,922
70.1% - 80%	1,790	3,215	1,082	4,044
80.1% - 90%	2,593	4,684	1,584	5,300
>90.1%	11,638	16,874	13,774	18,971
Total	$16,826	34,777	17,798	36,999

(1)  Current loan-to-value ratios (“LTV”) for the majority of the portfolio were obtained during the first quarter of 2013 based on broker price opinions.

(2)  Current loan-to-value ratios (“LTV”) for the majority of the portfolio were obtained during the fourth quarter of 2012 based on broker price opinions.

The Company monitors the credit quality of its portfolio of consumer loans utilizing FICO scores. The current FICO scores of the Company’s consumer loans were as follows (in thousands):

BBX Capital Corporation and Subsidiaries

	Consumer Loans
	March 31,	December 31,
FICO Scores	2013 (1)	2012 (2)
Unavailable	$226	233
<500	698	449
500-619	11,305	10,241
620-679	2,322	3,453
>680	1,842	2,531
	$16,393	16,907

(1)  The FICO scores for the majority of the portfolio were obtained during the first quarter of 2013.

(2)  The FICO scores for the majority of the portfolio were obtained during the fourth quarter of 2012.

Troubled Debt Restructured Loans

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions, principal forgiveness, restructuring amortization schedules, extending loan maturities, deferring loan payments until the loan maturity date and other actions intended to minimize potential losses. The majority of concessions for consumer loans involved changing monthly payments from interest and principal payments to interest only payments or deferring several monthly loan payments until the loan maturity date.  Commercial real estate and non-real estate loan concessions were primarily interest rate reductions to below market interest rates based on the risk profile of the loan and extensions of maturity dates.  Residential and small business loan concessions primarily involved reductions of monthly payments through extensions of the amortization period and/or deferral of monthly payments.

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

Troubled debt restructurings during the three months ended March  31, 2013 and 2012 were as follows (dollars in thousands):

BBX Capital Corporation and Subsidiaries

For the Three Months Ended
	March 31, 2013		March 31, 2012
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings
Commercial non-real estate	-	$-	-	$-
Commercial real estate:
Residential	-	-	-	-
Other	-	-	-	-
Small business:
Real estate	-	-	2	342
Non-real estate	-	-	-	-
Consumer	-	-	-	-
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	1	62
Total Troubled Debt Restructured	-	$-	3	$404

The following table represents the recorded investment of loans that were modified in troubled debt restructurings beginning January 1, 2012 and 2011 and experienced a payment default during the three months ended March  31, 2013 and 2012, respectively (dollars in thousands):

	For the Three Months Ended
	March 31, 2013		March 31, 2012
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings which
have subsequently defaulted:
Commercial non-real estate	-	$-	-	$-
Commercial real estate:
Residential	-	-	1	3,458
Other	-	-	1	860
Small business:
Real estate	-	-	-	-
Non-real estate	-	-	-	-
Consumer	-	-	1	20
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	-	-
Total Troubled Debt Restructured	-	$-	3	$4,338

BBX Capital Corporation and Subsidiaries

7.   Related Parties

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

In March 2008, BankAtlantic entered into an agreement with BFC to provide information technology support in exchange for monthly payments by BFC to BankAtlantic. In May 2008, BankAtlantic also entered into a lease agreement with BFC under which BFC paid BankAtlantic monthly rent for office space in BankAtlantic’s corporate headquarters.  The Company maintained service agreements with BFC pursuant to which BFC provided human resources, risk management and investor relations services to the Company for which  BFC was reimbursed based on its cost.  During the second quarter of 2010, BankAtlantic and the Parent Company entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned.  BFC was compensated $12,500 per month by each of BankAtlantic and the Parent Company and, if BFC’s efforts result in net recoveries of any non-performing loan or the sale of real estate owned, it received a fee equal to 1% of the net value recovered. During the three months ended March 31, 2012, the Company incurred $0.2 million of real estate advisory service fees under this agreement. Each of these agreements was terminated effective upon the closing of the BB&T Transaction.

Effective December 1, 2012, the Company entered into an agreement with BFC under which the Company provides office facilities and is reimbursed by BFC based on cost.  BFC provides risk management services to the Company and BFC is reimbursed by the Company at cost. The Company’s employees are provided health insurance under policies maintained by Bluegreen for which Bluegreen is reimbursed at cost.

The table below shows the effect of service arrangements with related parties on the Company’s consolidated statements of operations for the three months ended March  31, 2013 and 2012 (in thousands):

	For the Three Months
	Ended March 31,
	2013	2012
Other revenues	$108	83
Expenses:
Employee compensation
and benefits	(33)	(9)
Other - back-office support	(39)	(468)
Net effect of affiliate transactions
before income taxes	$36	(394)

BBX Capital Corporation and Subsidiaries

The Company, in prior periods, issued options to acquire shares of the Company’s Class A Common Stock and granted awards of restricted Class A Common Stock to employees of BFC. Additionally, with respect to employees of the Company who were transferred to affiliated companies, the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees.  During the year ended December 31, 2010, the Company granted 15,000 restricted stock awards to BFC employees who performed services for the Company. These stock awards vest pro-rata over a four year period.  The Company recorded $9,000 of expenses relating to all options and restricted stock awards held by employees of affiliated companies for the three months ended March  31, 2012.

BFC had deposits at BankAtlantic totaling $2.2 million as of March 31, 2012.  BankAtlantic recognized nominal interest expense in connection with the above deposits. These deposits were on the same general terms as offered to unaffiliated third parties.

8.   Segment Reporting

The information provided for segment reporting is based on internal reports utilized by management. Results of continuing operations are reported through two reportable segments: BBX and FAR. The BBX reportable segment includes the results of operations of CAM and the activities of BBX Partners for the three months ended March 31, 2013. BBX Partners is a  wholly owned subsidiary of BBX Capital and its primary assets are non-performing commercial loans and real estate owned.  BBX’s activities subsequent to the consummation of the BB&T Transaction as of July 31, 2012 consisted of activities associated with BBX Partner’s and CAM’s portfolio of loans receivable, real estate properties, and a portfolio of previously charged off loans  as well as pursing equity and debt investment opportunities in real estate and middle market operating businesses.

BBX’s activities during the three months ended March 31, 2012 consisted of those related to BankAtlantic’s Commercial Lending reporting unit and BBX Partner’s assets.    The activities related to the commercial loan portfolios included renewing, modifying, collecting, increasing, extending, refinancing and making protective advances on these loans, as well as managing and liquidating real estate properties acquired through foreclosure.

The FAR reportable segment consists of the activities associated with overseeing the management and monetization of its assets with a view towards the repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.

Prior to commencement of FAR’s operations on August 1, 2012, the Company had one segment reported as continuing operations. As such, segment reporting for the three months ended March 31, 2012 is not presented in the following table.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Intersegment transactions are eliminated in consolidation.

BBX Capital Corporation and Subsidiaries

The Company evaluates segment performance based on segment net income from continuing operations after tax.  The table below is segment information for segment net income from continuing operations for the three months ended March  31, 2013 (in thousands):

			Adjusting and
			Elimination	Segment
For the Three Months Ended:	BBX	FAR	Entries	Total
March 31, 2013:
Interest income	$444	2,601	-	3,045
Net gains on sales of assets held for sale	1,760	302	-	2,062
Other revenues	543	2	(53)	492
BB&T's priority return in FAR distributions	-	(1,066)	53	(1,013)
Interest expense	(169)	-	-	(169)
Provision for loan losses	418	(1,177)	-	(759)
Asset impairments	(927)	(1,238)	-	(2,165)
Other expenses	(5,773)	(2,252)	-	(8,025)
Segments loss
before income taxes	(3,704)	(2,828)	-	(6,532)
Provision for income tax	-	-	-	-
Net loss	$(3,704)	(2,828)	-	(6,532)
Total assets	$409,975	258,772	(236,263)	432,484
Equity method investments
included in total assets	$-	-	-	-
Expenditures for segment assets	$27	-	-	27
Depreciation and amortization	$55	-	-	55

BBX Capital Corporation and Subsidiaries

9.  Commitments and Contingencies

  The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its operations.   Although the Company believes it has meritorious defenses in all current legal actions, the outcome of litigation matters and timing of ultimate resolution are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of March 31, 2013 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimated. Management currently estimates the aggregate range of reasonably possible losses as $0 to $4.4 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2013. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

In certain matters we are unable to estimate the loss or reasonable range of loss until additional developments in the case provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters, the claims are broad and the plaintiffs have not quantified or factually supported the claim.

We believe that liabilities arising from litigation matters discussed below in excess of amounts accrued, if any, will not have a material impact to the Company’s financial statements. However, due to the significant uncertainties involved in these legal matters, we may incur losses and an adverse outcome in these matters could be material to the Company’s financial statements.

On May 10, 2013, we received a notice from BB&T regarding a series of pending and threatened claims asserted against BB&T’s subsidiary, Branch Banking and Trust Company, as successor to BankAtlantic, by certain individuals who purport to have had accounts in their names with BankAtlantic prior to consummation of the sale of BankAtlantic to BB&T.  The claims allege wrongful conduct by BankAtlantic in connection with certain alleged unauthorized transactions associated with their accounts.  BB&T’s notice asserts its belief that it may be entitled to indemnification with respect to such claims.

The following is a description of certain on-going litigation matters:

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

BBX Shareholders Lawsuit Seeking to Block the sale of BankAtlantic to BB&T under the Agreement

On April 5, 2012, J. Phillip Max filed a class action complaint in the Circuit Court for the Seventeenth Judicial Circuit in Broward County, Florida against Alan Levan, Jarett Levan, John Abdo, Steven Coldren, D. Keith Cobb, Charles C. Winningham III, Bruno Di Giulian, Willis Holcombe, David Lieberman, BankAtlantic Bancorp, Inc., BFC Financial Corporation, and BB&T Corporation.  The complaint alleges that the individual defendants breached their fiduciary duties

BBX Capital Corporation and Subsidiaries

of care, good faith and loyalty by causing or permitting BBX Capital to sell BankAtlantic.  The complaint further alleges that BBX Capital, BFC and BB&T aided and abetted these breaches of fiduciary duty. The complaint seeks declaratory and equitable relief, including an injunction against the proposed transaction between BBX Capital and BB&T, as well as seeking damages.  As a consequence of the consummation of the sale of BankAtlantic to BB&T much of the complaint was rendered moot and BBX Capital believes the remainder of the claims to be without merit and intends to vigorously defend the lawsuit.

New Jersey Tax Sales Certificates Antitrust Litigation

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

10.  New Accounting Pronouncements

Update Number 2013-07 – Presentation of Financial Statements (Topic 205):  Liquidation Basis of Accounting. This update requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The update requires financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation.  The Company believes that this update will not have a material impact on its financial statements.

BBX Capital Corporation and Subsidiaries

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BBX Capital and its subsidiaries for the three months ended March 31, 2013.

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and include words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Future results could differ materially as a result of a variety of risks and uncertainties, many of which are outside of the control of management. These risks and uncertainties include, but are not limited to the impact of economic, competitive and other factors affecting the Company and its assets, including the impact of continued decreases in real estate values and increased unemployment or sustained high unemployment rates on our business generally, the ability of our borrowers to service their obligations and the value of collateral securing our loans; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact of the economy and real estate market values on our assets and the credit quality of our loans; the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; the impact of and expenses associated with litigation including but not limited to litigation brought by the SEC; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities; and the risks associated with the impact of periodic valuation of our assets for impairment. Past performance and perceived trends may not be indicative of future results.  In addition, this document contains forward looking statements relating to the Company’s ability to successfully implement its currently anticipated business plans, which may not be realized as anticipated, if at all, or which may not be profitable, including the Company’s investment in Woodbridge Holdings, LLC; that the Company’s Class A Common Stock may not meet the requirements for continued listing on the NYSE; that the assets retained by the Company in CAM and FAR may not be monetized at the values currently ascribed to them, and that the assets retained by FAR may not be monetized in amounts sufficient to repay BB&T’s full preference amount The Company’s investment in Woodbridge, which owns Bluegreen Corporation, exposes the Company to risks inherent in the time-share industry, which risks are identified in Bluegreen’s Annual Report on From 10-K filed on April 1, 2013 with the SEC and available on the SEC’s website www.sec.gov.  This document also contains forward looking statements regarding the Company’s proposed Merger with BFC which are subject to risks relating to the ability to realize the expected benefits from the Merger, the ability of the parties to satisfy all of the conditions to the closing of the Merger, including BFC’s ability to obtain the listing of its Class A Common Stock on a national securities exchange (or qualified interdealer quotation system), litigation that may be brought challenging the Merger, and that the Merger may not otherwise be consummated in accordance with its terms, or at all.  In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the Consolidated Statements of Operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, the valuation of loans held for sale, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions and accounting for contingencies. The two accounting policies that we have identified as critical accounting policies are allowance for loan losses and impairment of long-lived assets including real estate acquired in connection with foreclosure or in satisfaction of loans. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

BBX Capital Corporation and Subsidiaries

BBX Capital Business Strategy

The majority of BBX Capital’s assets are non-performing and do not generate income on a regular or predictable basis. Recognizing the nature of BBX Capital’s assets, our goal is to build long-term value.  We do not expect to generate significant revenues from our assets until these assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate.  BBX Capital currently intends to utilize the cash flow from the monetization of its assets to pay operating expenses and to invest in income producing real estate, real estate developments and real estate joint ventures and to invest in middle market operating businesses.  BBX Capital is seeking to balance its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or with a joint venture partner).  As previously indicated, the Company has invested $71.75 million to acquire a 46% interest in Woodbridge in connection with Woodbridge’s acquisition of all of the outstanding capital stock of Bluegreen not owned by it.  The Company anticipates funding investments and operations through the monetization of its assets, cash flows from its 5% preferred interest in FAR, returns from its investments, such as dividends from its investment in Woodbridge, borrowings and through joint venture partners or solicitation of funds from investors.  BBX Capital’s investments or acquisitions are anticipated to generate income and cash on an irregular basis or over a long period of time, thus causing our results of operations to vary significantly on a quarterly basis.

Consolidated Results of Operations

The Company reports its consolidated results of operations in two reportable segments, BBX and FAR.  The BBX reportable segment consists of the activities associated with CAM’s and BBX Partner’s portfolios of loans receivable, real estate properties, and a portfolio of BankAtlantic previously charged-off loans retained by CAM in the BB&T Transaction. BBX’s primary business activities relate to:  managing and, where appropriate, monetizing its portfolio of loans receivable; managing and, where appropriate, monetizing or developing its portfolio of real estate properties;  maximizing the cash flows from its portfolio of charged-off loans and related judgments; and pursuing equity and debt investment opportunities in real estate and middle market operating businesses.

The FAR reportable segment consists of the activities associated with overseeing the management and monetization of its assets with a view to repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets. FAR’s activities commenced on August 1, 2012.

The results of operations of BBX for the three months ended March 31, 2012 include the operations of BBX Capital and its subsidiaries other than BankAtlantic and BankAtlantic’s Commercial Lending reporting unit and include all of BankAtlantic’s general corporate overhead.

Loss from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012	Change
BBX reportable segment	$(3,704)	(13,171)	9,467
FAR reportable segment	(2,828)	-	(2,828)
Loss from continuing operations
before provision for income taxes	(6,532)	(13,171)	6,639
Provision for income taxes	-	1	(1)
Loss from continuing operations	$(6,532)	(13,172)	6,640

BBX Capital Corporation and Subsidiaries

For the Three Months Ended March  31, 2013 Compared to the Same 2012 Period:

Summary Results of Operations – BBX Reportable Segment

The improvement in BBX’s loss from continuing operations during the 2013 quarter compared to the 2012 quarter was primarily the result of lower operating expenses, professional fees and interest expense partially offset by lower interest income.

The decrease in operating expenses reflects the elimination of BankAtlantic’s general corporate overhead as of August 1, 2012, which was included in its entirety during the three months ended March 31, 2012.  BBX’s cost structure significantly changed as a result of the sale of BankAtlantic as BBX relocated its corporate headquarters and reduced the number of employees to 33 employees.  This lower cost structure included reductions of $1.9 million, $1.9 million and $3.7 million in employee compensation and benefits, occupancy and equipment and other expenses, respectively.  Professional fees declined by $4.2 million during the three months ended March 31, 2013 compared to the same 2012 period resulting primarily from legal costs incurred in connection with the now-resolved litigation in Delaware brought by holders of interests in the Company’s trust preferred securities and certain trustees challenging the BB&T transaction, which includes an estimate of reimbursements to the trustees for their legal fees and related expenses in the litigation.  Interest expense declined by $4.0 million resulting primarily from the assumption of all of BBX’s trust preferred securities obligations upon the consummation of the BB&T Transaction.  These reductions in expenses were partially offset by a $7.9 million decrease in revenues resulting primarily from the transfer of $297 million of commercial loans to BB&T and the transfer of $223.8 million of commercial loans to FAR pursuant to the BB&T Transaction.

Summary Results of Operations – FAR Reportable Segment

FAR’s net loss from continuing operations resulted primarily from asset impairments and foreclosure expenses.  During the three months ended March 31, 2013, FAR’s provision for loan losses, valuation allowances on loans held for sale and tax certificate provision were $1.2 million, $0.9 million and $0.3 million, respectively.  FAR incurred $1.6 million of foreclosure expenses during the three months ended March 31, 2013 resulting primarily from the payment of real estate taxes on non-performing loans, litigation foreclosure costs and receivership fees.

BBX Capital Corporation and Subsidiaries

BBX Results of Operations

The following table is a condensed income statement summarizing the results of operations of the BBX business segment (in thousands):

	For the Three Months
	Ended March 31,
	2013	2012	Change
Interest income	$444	8,335	(7,891)
Net gains on sales of assets	1,760	1,213	547
Other	543	204	339
Total revenues	2,747	9,752	(7,005)
Reversals of provision for loan losses	(418)	(765)	347
Employee compensation	3,343	5,259	(1,916)
Professional fees	2,028	6,197	(4,169)
Interest expense	169	4,167	(3,998)
Asset impairments	927	2,004	(1,077)
Other	402	6,061	(5,659)
Total expenses	6,451	22,923	(16,472)
Loss from continuing operations
before income taxes	(3,704)	(13,171)	9,467
Provision for income taxes	-	1	(1)
Net loss from continuing operations	$(3,704)	(13,172)	9,468

Interest Income

The reduction in interest income during the three months ended March 31, 2013 compared to the same 2012 period resulted primarily from the transfer of $297 million of commercial loans to BB&T and the transfer of $223.8 million of commercial loans to FAR pursuant to the BB&T Transaction.  The interest income during the 2013 three month period primarily consists of the recognition on a cash basis of income on non-accrual loans.

Net gains on the sales of assets

The net gains on the sales of assets during the three months ended March 31, 2013 and 2012 were primarily gains on the sales of real estate owned properties.

Employee compensation and other expenses

The decrease in employee compensation and other expenses was primarily due to the elimination of BankAtlantic’s general corporate overhead, which was included in its entirety during the three months ended March 31, 2012, and the reduction in BBX’s cost structure as a result of the sale of BankAtlantic.  The reduction in compensation expense was partially offset by an increase in share-based compensation costs and higher bonuses.  Compensation expense during the three months ended March 31, 2013 included $0.6 million of share-based compensation expense and $1.3 million in accrued bonuses compared to $0.1 million of share-based compensation expense and $0.2 million in accrued bonuses during the same 2012 period.  Occupancy and equipment expense included in other expenses declined from $2.2 million to $0.2 million due primarily to the relocation of BBX’s corporate headquarters.

BBX Capital Corporation and Subsidiaries

Professional fees

The $4.2 million decline in professional fees during the three months ended March 31, 2013 compared to the same 2012 period resulted primarily from the legal costs associated with the trust preferred securities litigation in Delaware, which includes an estimate of reimbursements to trustees for their legal fees and related expenses in the litigation.  The decline in professional fees was partially offset by higher legal expenses associated with the SEC civil litigation as well as higher foreclosure and collection legal expenses during the 2013 quarter compared to the same 2012 quarter.

Interest expense

The interest expense for the three months ended March 31, 2013 relates to interest expense recognized on the two notes payable aggregating $10.4 million issued as of December 31, 2012.  The notes were issued to two third party participants in participation loans in connection with our acquisition of the participants’ interest in a loan and a real estate owned property. The interest expense for the three months ended March 31, 2012 relates to interest expense recognized on the trust preferred securities that were assumed by BB&T in the BB&T Transaction.

Asset Impairments

Asset impairments during the three months ended March 31, 2013 resulted from write-downs of $1.1 million on real estate owned and allowance reversals of $0.2 million on loans held for sale, all resulting from updated valuations.  Asset impairments during the three months ended March 31, 2012 consisted of $1.7 million of real estate owned write-downs and $0.3 million of loans held for sale valuation allowances.

Asset Quality

BBX loans receivable and loans held for sale activity for the three months ended March 31, 2013 was as follows (in thousands):

Balance as of December 31, 2012	$56,060
Principal paydowns	(448)
Transfer to real estate owned	(1,861)
Loans held for sale valuation adjustments	184
Charge-offs	(913)
Balance as of March 31, 2013	$53,022

During the three months ended March 31, 2013, two commercial real estate loans were transferred to real estate owned with a fair value less cost to sell of $1.8 million.  The charge-offs related to three commercial real estate loans. Two of the loans were charged down $0.5 million in the aggregate due to updated valuations and the other loan was charged down by $0.4 million in connection with a short sale.

BBX Capital Corporation and Subsidiaries

At the indicated dates, BBX’s non-performing assets were as follows (in thousands):

	As of
	March 31, 2013	December 31, 2012
NON-PERFORMING ASSETS
Commercial real estate (1)	$43,551	45,784
Commercial non-real estate	3,362	3,362
Total non-accrual assets	46,913	49,146
Repossessed Assets:
Commercial real estate	52,048	60,164
Total non-performing assets	$98,961	109,310

(1)

Includes $8.8 million and $10.6 million of troubled debt restructured loans as of March 31, 2013 and December 31, 2012, respectively and excludes $3.9 million and $4.7 million of non-performing commercial real estate loans held for sale as of March 31, 2013 and December 31, 2012, respectively.

The change in non-accrual loans during the three months ended March 31, 2013 resulted primarily from charge-offs and the transfer of loans to real estate owned.  The change in real estate owned reflects the transfer of $1.8 million of loans to real estate owned, $8.8 million of property sales and $1.1 million of real estate owned write-downs in connection with updated valuations on three properties.

Changes in the allowance for loan losses were as follows:

	For the Three Months
	Ended March 31,
Allowance for Loan Losses:	2013	2012
Balance, beginning of period	$1,309	83,460
Charge-offs :
Commercial real estate	(913)	(50,723)
Commercial non-real estate	-	(15,562)
Total Charge-offs	(913)	(66,285)
Recoveries of loans
previously charged-off	700	222
Net charge-offs	(213)	(66,063)
Reversals of provision for loan losses	(418)	(765)
Transfers to assets held for sale	-	(11,061)
Balance, end of period	$678	5,571

Reversals of provision for loan losses for the three months ended March 31, 2013 reflect declining commercial real estate loan balances due to loan payoffs.  Reversals of provision for loan losses during the three months ended March 31, 2012 reflect improved historical loss experience during 2012 and a decline in loans migrating to non-accrual status.

The recoveries of loans previously charged-off during the three months ended March 31, 2013 resulted primarily from cash collected on certain previously charged-off loans and related judgments which were transferred from BankAtlantic to CAM in connection with the BB&T Transaction.

Commercial real estate loan charge-offs during the three months ended March 31, 2012 related to charge-offs of previously established specific valuation allowances, $46.7 million of which were associated with the transition of BankAtlantic from OTS regulation to OCC regulation and the transfer of $16.3 million of commercial residential loans to

BBX Capital Corporation and Subsidiaries

held for sale.  Commercial non-real estate loan charge-offs during the three months ended March 31, 2012 included $12.5 million of charge-offs of previously established specific valuation allowances associated with the transition to OCC regulation. The remaining $2.1 million of charge-offs during 2012 related to one asset backed loan.

The allowance for loan losses of $11.1 million associated with commercial loans transferred to BB&T upon the sale of BankAtlantic was transferred to assets held for sale as of March 31, 2012.

FAR Results of Operations

FAR commenced operations on August 1, 2012.  The results of operations of the FAR business segment for the three months ended March 31, 2013 was as follows (in thousands):

For the Three
Months Ended
March 31, 2013
Interest income	$2,601
Net gains on sales of assets	302
Other	2
Total revenues	2,905
Provision from loan losses	1,177
Professional fees	134
Interest expense	1,066
Asset impairments	1,238
Other	2,118
Total expenses	5,733
Loss from continuing operations
before income taxes	(2,828)
Provision for income taxes	-
Net loss from continuing operations	$(2,828)

Interest Income

FAR’s interest income during the three months ended March 31, 2013 consisted of interest income of $1.8 million on commercial loans, $0.2 million of interest income from tax certificates, with the balance from small business, consumer and residential loans.

Net gains on sales of assets

Net gains on the sales of assets resulted primarily from gains on the sales of tax certificate and residential real estate owned properties.

Professional fees

Professional fees represent primarily legal costs in connection with collection activities.

BBX Capital Corporation and Subsidiaries

Interest expense

Interest expense during the three month period ended March 31, 2013 represented the priority return on the preferred membership interests in FAR. BBX’s 5% share of the priority return of $53,000 was eliminated in consolidation.  The priority return is LIBOR + 200 basis points per annum on the unpaid preferred membership interest preference amount.    FAR utilized net cash flows primarily from asset liquidations to repay the preference amount and fund the priority return.  As of March 31, 2013, BB&T and BBX’s preferred membership interest preference amount in FAR was $164.1 million and $8.6 million, respectively.

Asset Impairments

Asset impairments consisted of a $0.3 million provision for tax certificate losses and $0.9 million of lower of cost or market valuation allowance adjustments on loans held for sale.  The tax certificate provision resulted primarily from charge-offs of out of state tax certificates reflecting the age of the portfolio.  The increase in the valuation allowance for loans held for sale resulted primarily from delinquencies of non-real estate small business loans.

Other

Other expenses during the three months ended March 31, 2013 were as follows (in thousands):

For the Three
Months Ended
March 31, 2013
Asset servicing expenses	$493
Foreclosure expenses	1,569
Foreclosed assets activity, net	22
Other	34
Total other expenses	$2,118

Asset servicing expenses were fees to third party management companies who service FAR’s loans and real estate owned.  FAR had $216 million of loans and real estate owned serviced by third parties as of March 31, 2013.  Included in foreclosure expenses were $0.8 million of bankruptcy trustee and accounting fees associated with the foreclosure of two related properties. The remaining foreclosure expenses consisted primarily of real estate taxes on delinquent collateral dependent loans as well as legal expenses.  Foreclosed assets activity, net represents real estate owned operating expenses net of income from operating properties. FAR’s income producing properties consist primarily of shopping centers, golf courses and office facilities.

Asset Quality

FAR’s loans receivable and loans held for sale activity for the three months ended March 31, 2013 (in thousands):

		Small
	Residential	Business	Consumer	Commercial	Total
Balance as of December 31, 2012	$54,786	18,781	16,907	176,087	266,561
Principal paydowns	(857)	(803)	(140)	(27,815)	(29,615)
Transfer to real estate owned	(1,936)	-	-	(4,180)	(6,116)
Loans held for sale valuation adjustments	-	(902)	-	43	(859)
Net charge-offs	(246)	-	(374)	12	(608)
Balance as of March 31, 2013	$51,747	17,076	16,393	144,147	229,363

BBX Capital Corporation and Subsidiaries

During the three months ended March 31, 2013, commercial loan principal paydowns consisted primarily of the repayment of four loans with an aggregate recorded investment of $26.2 million.  During the first quarter of 2013, three commercial real estate loans and seven residential loans serviced by others were transferred to real estate owned with a fair value less cost to sell of $4.2 million and $1.9 million, respectively.  The residential and consumer loan net charge-offs resulted primarily from updated collateral valuations and secondarily from the valuations of loans becoming past due 120 days during the quarter.

At the indicated date, FAR’s non-performing assets were as follows (in thousands):

	As of
	March 31, 2013	December 31, 2012
NON-PERFORMING ASSETS (1)
Tax certificates	$3,764	6,391
Commercial real estate	79,653	94,167
Consumer	7,624	7,859
Residential	41,074	44,622
Total non-accrual assets	132,115	153,039
Repossessed Assets:
Tax certificates	640	704
Commercial real estate	17,136	12,956
Residential real estate	4,675	5,802
Small business real estate	1,773	2,030
Consumer real estate	466	505
Total repossessed assets	24,690	21,997
Total non-performing assets	$156,805	175,036
(1)	Excludes $1.3 million of loans held for sale as of March 31, 2013 and December 31, 2012, respectively.

Non-performing assets declined to $156.8 million at March 31, 2013 from $175.0 million at December 31, 2012.

The decline in non-performing tax certificates resulted primarily from the charge-off of $1.7 million of Florida tax certificates and secondarily from tax certificate redemptions.  The $1.7 million of Florida non-accrual tax certificate charge-offs had been reserved for in their entirety as of December 31, 2012.

The decrease in non-accrual loans during the three months ended March 31, 2013 resulted from charge-offs, loan repayments, and the transfer of loans to real estate owned.  The decrease in non-accrual commercial loans largely reflected the repayment of an $11.3 million commercial real estate loan and the transfer of $4.2 million of commercial real estate loans to real estate owned.  The decline in non-accrual residential loans reflected the liquidation of residential loans through short sales and the transfer of loans to real estate owned.  The reduction in non-accrual consumer loans was due primarily to charge-offs.

The higher balance of repossessed assets at March 31, 2013 compared to December 31, 2012 resulted primarily from commercial real estate loan foreclosures partially offset by $3.3 million of sales of real estate owned.  The real estate owned sold were mainly residential properties.

FAR’s accruing impaired loans at March 31, 2013 and December 31, 2012 consisted of troubled debt restructured loans where the borrower was in compliance with the loan’s modified terms.  The decline in non-accruing impaired commercial loans resulted primarily from the repayment of the $11.3 million commercial real estate loan discussed above.

BBX Capital Corporation and Subsidiaries

FAR’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of March 31, 2013 (1)		As of December 31, 2012 (2)
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$68,792	31,238	81,603	31,633
Consumer	1,382	7,998	1,438	8,191
Residential	5,390	3,619	5,525	3,695
Total	$75,564	42,855	88,566	43,519

(1)	Excludes $3.0 million and $4.7 million of non-accrual and accruing troubled debt restructured loans held for sale, respectively, as of March 31, 2013.
(2)	Excludes $3.1 million and $4.9 million of non-accrual and accruing troubled debt restructured loans held for sale, respectively, as of December 31, 2012.

The activity in the allowance for loan losses during the three month period ended March 31, 2013 was as follows (in thousands):

For the Three
Months Ended
March 31,
Allowance for Loan Losses:	2013
Balance, at December 31, 2012	$4,002
Charge-offs :
Commercial real estate	(266)
Consumer	(376)
Residential	(389)
Total Charge-offs	(1,031)
Recoveries of loans
previously charged-off	423
Net charge-offs	(608)
Provision for loan losses	1,177
Balance, end of period	$4,571

Commercial real estate charge-offs related primarily to updated valuations on collateral dependent loans.    Consumer and residential loan charge-offs mainly reflect updated valuations on non-accrual loans and initial charge downs on loans past due greater than 120 days.  The recoveries of loans previously charged-off resulted primarily from loan short sales where the principal repayments received in connection with the sale of the property were greater than the recorded investment of the loans and from loans transferred to real estate owned where the fair value of the collateral less cost to sell was greater than the recorded investment of the loans.

The $1.2 million provision for loan losses resulted primarily from an increase in the consumer allowance for loan losses and charge-offs during the three months ended March 31, 2013.

BBX Capital Corporation and Subsidiaries

BBX Capital Corporation Consolidated Financial Condition

The Company’s total assets as of March 31, 2013 were $432.5 million compared to $470.7 million as of December 31, 2012.  The decline in total assets reflects the utilization of cash proceeds from loan repayments and real estate owned sales to repay BB&T’s preferred interest in FAR.

The changes in the components of total assets from December 31, 2012 to March 31, 2013 are summarized below:

•	Increase in cash primarily from loan repayments and proceeds from the sale of real estate owned.
•	Decrease in tax certificate balances due to redemptions of $0.8 million and a $0.3 million provision for tax certificate losses,
•	Decline in loans held for sale resulting primarily from the transfer of commercial loans to real estate owned,
•	Lower loans receivable balances reflecting $30.1 million of loan repayments including the repayment in full of three commercial real estate loans with aggregate balances of $26.2 million,
•	Reduction in accrued interest receivable resulting primarily from loan repayments and tax certificate redemptions,
•	Decrease in real estate owned reflecting the sale of $12.2 million of properties partially offset by the transfer of $8.0 million of loans to real estate owned,
•	Higher other asset balances resulting primarily from higher receivables from a servicer associated with cash collected on tax certificates, and
•	Investment in unconsolidated companies of $1.3 million representing a 13% interest in a real estate development joint venture.

The Company's total liabilities at March  31, 2013 were $198.1 million compared to $230.4 million at December 31, 2012.  The changes in the components of total liabilities from December 31, 2012 to March 31, 2013 are summarized below:

•	Decrease in BB&T preferred interest in FAR reflecting repayments from the monetization of FAR assets,
•	Increase in notes payable from premium amortization, and
•

Increase in other liabilities reflecting higher accrued legal and foreclosure expenses partially offset by lower principal and interest servicer advances on residential loans serviced by others as a consequence of loan liquidations.

Liquidity and Capital Resources

The Company’s principal source of liquidity was its cash holdings, funds obtained from scheduled payments on and sales of its loans, loan payoffs, sales of real estate owned, income from income producing real estate and distributions received from FAR.  While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital.  The balance of BB&T’s preferred membership interest in FAR was approximately $164 million at March 31, 2013.

BBX Capital’s cash at banks was $64.4 million at March 31, 2013 which does not include $5.6 million of cash in FAR.  The Company had $8.7 million of current liabilities as of March 31, 2013.    On April 2, 2013, BBX Capital invested $71.75 million in Woodbridge, consisting of $60 million of cash and a promissory note in Woodbridge’s favor in the principal amount of approximately $11.75 million. The investment was made in connection with Woodbridge’s acquisition of all of the outstanding shares of Bluegreen.  The Company expects that it will receive dividends from time to time from its investment in Woodbridge.  However, these dividend distributions will be dependent on and subject to the results of operations, cash flows and business plans of Bluegreen, Woodbridge’s wholly owned subsidiary, as well as restrictions contained in Bluegreen’s debt facilities, and as a consequence BBX Capital may not receive dividends from Woodbridge in the time frames or amounts anticipated, or at all. The Company also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM and BBX Partners, each of which is wholly-owned by the Company, and distributions from its 5% preferred interest in the net cash flows from FAR.  The Company also may seek to obtain funds through borrowings or the issuance of equity securities. The Company anticipates utilizing these funds for general corporate purposes, including employee compensation and benefits, administrative and occupancy expenses, servicing costs and real estate owned operating expenses in the near term and, to the extent of available liquidity, to pursue its business strategy of

BBX Capital Corporation and Subsidiaries

pursuing investments, directly or through joint ventures, in real estate (which may include acquisition and/or development) and middle market operating businesses as well as specialty finance activities over time as assets are monetized.

A significant source of liquidity is the liquidation of loans and real estate owned.  During the three months ended March 31, 2013, the liquidation of assets was approximately $9 million and $30 million for BBX and FAR, respectively.

In connection with BBX Capital’s investment in Woodbridge on April 2, 2013, BBX Capital issued a promissory note in Woodbridge’s favor (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and provides for BBX Capital to make payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term.

The Company’s Contractual Obligations and Off Balance Arrangements as of March 31, 2013 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$164,070	-	-	-	164,070
Operating lease obligation	1,939	303	760	806	70
Notes payable	11,505	81	648	3,153	7,623
Other obligations	270	120	150	-	-
Total contractual cash obligations	$177,784	504	1,558	3,959	171,763

BBX Capital Corporation and Subsidiaries

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The discussion contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about the Company’s primary market risk, which is interest rate risk.

The Company’s earnings are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on the Company are unpredictable.  Changes in interest rates can impact the Company’s net interest income as well as the valuation of its assets and liabilities.  The Company’s interest rate risk position did not significantly change during the three months ended March 31, 2013.

Additionally, because a significant majority of the Company’s assets consist of loans secured by real estate and real estate owned, the Company’s financial condition and earnings are also affected by changes in real estate values in the markets where the real estate is located.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BBX Capital Corporation and Subsidiaries

PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

                                    Exhibit 101                     Interactive data Files

BBX Capital Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBX Capital Corporation

May 15, 2013	By	/s/ Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/
Chairman of the Board

May 15, 2013	By:	/s/ John K. Grelle
Date		John K. Grelle
Executive Vice President,
Chief Financial Officer