Form 10-Q
period 2013-06-30
BBX CAPITAL CORP
filed 2013-08-14
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] YES   [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Title of Each Class	Outstanding at August 8, 2013
Class A Common Stock, par value $0.01 per share	15,609,964
Class B Common Stock, par value $0.01 per share	195,045

TABLE OF CONTENTS
		Page
Part I.	FINANCIAL INFORMATION

Reference

Item 1.	Financial Statements	3-36

	Consolidated Statements of Financial Condition - June 30, 2013 and December 31,	3
	2012 - Unaudited

	Consolidated Statements of Operations - For the Three and Six Months Ended June	4
	30, 2013 and 2012 - Unaudited

	Consolidated Statements of Comprehensive Loss - For the Three and Six Months	5
	Ended June 30, 2013 and 2012 - Unaudited

	Consolidated Statements of Stockholders' Equity (Deficit) - For the Six	6
	Months Ended June 30, 2013 and 2012 - Unaudited

	Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 2013	7
	and 2012 - Unaudited

	Notes to Consolidated Financial Statements - Unaudited	8-36

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37-51

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52

Item 4.	Controls and Procedures	52

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	54

Item 6.	Exhibits	54

	Signatures	55

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

	June 30,	December 31,
(In thousands, except share data)	2013	2012
ASSETS
Cash and interest bearing deposits in banks ($6,817 and $6,615 in Variable Interest Entity ("VIE"))	$21,785	62,873
Tax certificates held for sale ($494 in VIE)	494	-
Tax certificates ($892 and $3,389, net of allowance of $435 and $3,559 in VIE)	892	3,389
Loans held for sale ($15,965 and $20,052 in VIE)	18,997	24,748
Loans receivable, net of allowance for loan losses of $5,244 and $5,311 ($179,726 and $242,506, net of allowance of $4,373 and $4,003 in VIE)	227,124	292,562
Investment in Woodbridge Holdings, LLC	80,140	-
Real estate owned ($25,821 and $21,997 in VIE)	73,936	82,161
Properties and equipment, net ($12,726 and $0 in VIE)	13,735	1,096
Other assets ($925 and $1,649 in VIE)	4,928	3,874
Total assets	$442,031	470,703
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC ($154,478 and $196,877 in VIE)	$154,478	196,877
Note payable to Woodbridge Holdings, LLC	11,750	-
Notes payable	10,400	10,301
Other liabilities ($13,418 and $13,603 in VIE)	20,008	23,201
Total liabilities	196,636	230,379
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Class A common stock, $.01 par value, authorized 25,000,000
shares; issued and outstanding 15,609,964 and 15,577,464 shares	155	155
Class B common stock, $.01 par value, authorized 1,800,000
shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	345,549	331,097
Accumulated deficit	(100,311)	(90,930)
Total stockholders' equity	245,395	240,324
Total liabilities and stockholders' equity	$442,031	470,703

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
Revenues:
Interest income	$2,373	7,287	5,418	15,622
Income from unconsolidated companies	-	119	-	239
Net gains on the sales of assets	2,188	70	4,250	464
Other	393	12	885	96
Total revenues	4,954	7,488	10,553	16,421
Expenses:
BB&T's priority return in FAR distributions	906	-	1,919	-
Interest expense	334	4,126	503	8,293
Provision for (reversals of) loan losses	172	(627)	931	(1,392)
Employee compensation and benefits	3,092	4,269	6,435	9,528
Occupancy and equipment	489	1,691	731	3,859
Professional fees	1,206	3,239	3,369	9,436
Asset impairments	2,977	824	5,142	2,828
Other	2,069	2,326	4,346	5,400
Total expenses	11,245	15,848	23,376	37,952
Equity earnings in Woodbridge Holdings, LLC	3,442	-	3,442	-
Loss from continuing operations before income taxes	(2,849)	(8,360)	(9,381)	(21,531)
Provision for income taxes	-	-	-	1
Loss from continuing operations	(2,849)	(8,360)	(9,381)	(21,532)
Discontinued operations
Loss from discontinued operations	-	(3,947)	-	(4,983)
Provision for income taxes	-	-	-	-
Loss from discontinued operations	-	(3,947)	-	(4,983)
Net loss	$(2,849)	(12,307)	(9,381)	(26,515)
Basic loss per share
Continuing operations	$(0.18)	(0.53)	(0.59)	(1.37)
Discontinued operations	-	(0.25)	-	(0.32)
Basic loss per share	$(0.18)	(0.78)	(0.59)	(1.69)
Diluted loss per share
Continuing operations	$(0.18)	(0.53)	(0.59)	(1.37)
Discontinued operations	-	(0.25)	-	(0.32)
Diluted loss per share	$(0.18)	(0.78)	(0.59)	(1.69)
Basic weighted average number
of common shares outstanding	15,805,009	15,700,108	15,795,492	15,679,683
Diluted weighted average number
of common and common
equivalent shares outstanding	15,805,009	15,700,108	15,795,492	15,679,683

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS - UNAUDITED

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
Net loss	$(2,849)	(12,307)	(9,381)	(26,515)

Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale, net of tax	-	(60)	-	(584)
Reclassification adjustments	-	-	-	-
Other comprehensive loss, net of tax	-	(60)	-	(584)
Comprehensive loss	$(2,849)	(12,367)	(9,381)	(27,099)

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2013 - UNAUDITED

				Accumulated
		Additional		Other	Total
	Common	Paid-in	(Accumulated	Comprehensive	Stockholders'
(In thousands)	Stock	Capital	Deficit)	Loss	(Deficit) Equity
BALANCE, DECEMBER 31, 2011	$156	329,995	(326,692)	(20,385)	(16,926)
Net loss	-	-	(26,515)	-	(26,515)
Other comprehensive loss	-	-	-	(584)	(584)
Share based compensation expense	1	268	-	-	269
BALANCE, JUNE 30, 2012	$157	330,263	(353,207)	(20,969)	(43,756)

BALANCE, DECEMBER 31, 2012	$157	331,097	(90,930)	-	240,324
Net loss	-	-	(9,381)	-	(9,381)
Investment in Woodbridge Holdings, LLC	-	13,337	-	-	13,337
Share based compensation expense	-	1,115	-	-	1,115
BALANCE, JUNE 30, 2013	$157	345,549	(100,311)	-	245,395

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Six Months
	Ended June 30,
(In thousands)	2013	2012
Net cash (used in) provided by operating activities	$(8,873)	14,856
Investing activities:
Proceeds from redemption of tax certificates	1,514	22,526
Purchase of tax certificates	(31)	(765)
Proceeds from maturities of securities available for sale	-	12,287
Proceeds from maturities of interest bearing deposits	496	5,655
Redemptions of FHLB stock	-	9,980
Net repayments of loans	41,479	230,632
Proceeds from the sales of loans
transferred to held for sale	1,100	1,000
Proceeds from sales of real estate owned	22,496	20,553
Purchases of office property and equipment	(21)	(81)
Proceeds from the sale of office properties
and equipment	-	1,168
Investment in real estate joint venture	(1,300)	-
Investment in Woodbridge Holdings, LLC	(60,404)	-
Return of Woodbridge Holdings, LLC investment	5,351	-
Net cash provided by investing activities	10,680	302,955
Financing activities:
Net increase in deposits	-	170,446
Repayment of BB&T preferred interest in FAR, LLC	(42,399)	-
Net cash (used in) provided by financing activities	(42,399)	170,446
(Decrease) increase in cash and cash equivalents	(40,592)	488,257
Cash and cash equivalents at the beginning of period	62,377	764,636
Change in cash and cash equivalents held for sale	-	(59,431)
Cash and cash equivalents at end of period	$21,785	1,193,462
Cash paid (received) for:
Interest on borrowings and deposits	$2,309	6,583
Supplementary disclosure of non-cash investing and
financing activities:
Loans and tax certificates transferred to REO	14,086	21,887
Loans transferred to property and equipment	12,834	-
Tax certificates transferred to tax certificates held for sale	494	-
Note payable issued in connection with the investment in Woodbridge Holdings, LLC	11,750	-
Increase in additional paid-in-capital associated with the investment in Woodbridge Holdings, LLC	13,337	-
Loans receivable transferred to loans held-for-sale	-	16,140

See Notes to Consolidated Financial Statements - Unaudited

BBX Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.  Presentation of Interim Financial Statements

Basis of Financial Statement Presentation – BBX Capital Corporation is referred to herein as the “Parent Company” or “BBX Capital” and, together with its subsidiaries, is referred to as “the Company”, “we”, “us,” or “our”.  BBX Capital was organized under the laws of the State of Florida in 1994. We are a Florida-based company, involved in the ownership, financing, acquisition, development and management of real estate and real estate related assets and operating businesses. In April 2013, BBX Capital acquired a 46% equity interest in Woodbridge Holdings, LLC (“Woodbridge”).  Woodbridge’s principal asset is its ownership of Bluegreen Corporation and its subsidiaries (“Bluegreen”).  Bluegreen is a vacation ownership company with 170,000 owners and over 61 owned or managed resorts.  BFC Financial Corporation (“BFC”), the controlling shareholder of the Company, owns the remaining 54% of Woodbridge.

On May 7, 2013, BBX Capital entered into a definitive merger agreement (the “Merger Agreement”) with BFC and BBX Merger Sub, LLC, a newly formed wholly owned subsidiary of BFC (“Merger Sub”). The Merger Agreement provides for BBX Capital to merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company of the Merger and a wholly owned subsidiary of BFC. Under the terms of the Merger Agreement, which has been approved by a special committee comprised of the Company’s independent directors (the “Special Committee”) as well as the full boards of directors of both BFC and the Company, the Company’s shareholders (other than BFC and shareholders of the Company who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of the Company’s Class A Common Stock that they hold at the effective time of the Merger (as such exchange ratio may be adjusted in accordance with the terms of the Merger Agreement, the “Exchange Ratio”). Each option to acquire shares of the Company’s Class A Common Stock that is outstanding at the effective time of the Merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, each share of the Company’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the Merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio.  Consummation of the Merger is subject to certain closing conditions, including, without limitation, the approval of BFC’s and the Company’s respective shareholders, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the Merger, holders of not more than 10% of the Company’s Common Stock exercising appraisal rights, and the absence of any “Material Adverse Effect” (as defined in the Merger Agreement) with respect to either the Company or BFC.

The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. BFC currently owns 100% of the Company’s Class B common stock and 53% of the Company’s outstanding Class A common stock, which represents 53% of the Company’s aggregate outstanding common stock and 73% of the voting power of the Company’s common stock.

BBX Capital’s principal asset until July 31, 2012 was its investment in BankAtlantic and its subsidiaries (“BankAtlantic”). BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida and provided traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida.  On July 31, 2012, BBX Capital completed the sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described below are collectively referred to as the “BB&T Transaction”).

Pursuant to the terms of the BB&T Transaction, BankAtlantic formed BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”). BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and real estate owned that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed $50 million of cash to FAR on July 31, 2012.  Prior to the closing of the BB&T Transaction, BankAtlantic distributed all of the membership

BBX Capital Corporation and Subsidiaries

interests in FAR to the Company.  At the closing of the BB&T Transaction, the Company transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of the Company’s then outstanding trust preferred securities (“TruPS”) obligations. The Company continues to hold the remaining 5% of FAR’s preferred membership interests. BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and the Company will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. The Company entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years.  At June 30, 2013, BB&T’s preferred interest in FAR was approximately $154.5 million.  In August 2013, FAR received full payment on a $19.7 million commercial real estate loan which, upon declaration of a dividend by the FAR Board of Managers, will further reduce BB&T’s preferred membership interest in FAR.

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

BankAtlantic’s historical Community Banking, Investment, Capital Services and Tax Certificate reporting units are reflected as “Discontinued Operations” in the Company’s unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2012.  The Company has continued to service and manage and may originate commercial loans following the sale of BankAtlantic to BB&T. As a result, the historical operations for BankAtlantic’s commercial lending reporting unit are included in the Company’s unaudited Consolidated Statement of Operations as continuing operations for the three and six months ended June 30, 2012.  The Consolidated Statement of Stockholders’ Equity (Deficit), Consolidated Statements of Comprehensive Loss and Consolidated Statement of Cash Flows remain unchanged from the historical presentation for the six months ended June 30, 2012.

The Company’s consolidated financial statements have been prepared on a going concern basis, which reflects the realization of assets and the repayments of liabilities in the normal course of business.

Included in cash and due from banks in the Company’s Consolidated Statement of Financial Condition as of December 31, 2012 was $0.5 million of time deposits with other banks. These time deposits had original maturities of greater than 90 days and accordingly are not considered cash equivalents.

All significant inter-company balances and transactions have been eliminated in consolidation.  Throughout this document, the term “fair value” in each case is an estimate of fair value as discussed herein.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of the Company's consolidated financial condition at June 30, 2013, the consolidated results of operations and consolidated statement of comprehensive loss for the three and six months ended June 30, 2013 and 2012, and the consolidated stockholders' equity (deficit) and cash flows for the six months ended June 30, 2013 and 2012.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results of operations that may be expected for subsequent interim periods during 2013 or for the year ended December 31, 2013.  The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2013.

Subsequent Events - In June 2013, CAM entered into a settlement agreement with respect to litigation between CAM and Daniel S. Catalfumo and certain members of his family and affiliated entities (collectively, “Catalfumo”) relating to the Company’s lending relationship with Catalfumo. Pursuant to the terms of the settlement agreement, Catalfumo has agreed to pay CAM $25 million in cash and to transfer to CAM certain properties with an aggregate carrying value of $10.3 million as of June 30, 2013. Interest on the $25 million payment accrues at a rate of 12% per annum from August 5, 2013 through the date of payment. Catalfumo has also agreed to pay CAM an additional $5 million in cash by May 20, 2014. Catalfumo, at its discretion, may elect to make the $5 million payment on or before November 20, 2013. If the $5 million

BBX Capital Corporation and Subsidiaries

cash payment is not made by November 20, 2013, such payment will accrue interest at a rate of 4.75% per annum from May 20, 2013 through the date of payment.  There is no assurance that Catalfumo will make the agreed upon payments and transfers in accordance with the terms of the settlement agreement, or at all.  If Catalfumo does not comply with the terms of the settlement agreement CAM would proceed with its litigation against Catalfumo.

2. Acquisitions

On April 2, 2013, the Company  invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The investment was made in connection with Woodbridge’s acquisition on April 2, 2013 of the publicly held shares of Bluegreen. BFC holds the remaining 54% of Woodbridge’s outstanding equity interests. The Company’s investment in Woodbridge consisted of $60.4 million in cash (including $0.4 million in transaction costs) and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million (the “Note”). The Note has a term of five years, accrues interest at a rate of 5% per annum and requires the Company to make payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. In connection with the Company’s investment in Woodbridge, the Company and BFC entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth the Company’s and BFC’s respective rights as members of Woodbridge and provides, among other things, for unanimity on certain specified “major decisions” and for distributions to be made on a pro rata basis in accordance with the Company’s and BFC’s percentage equity interests in Woodbridge.

The Company’s investment in Woodbridge is accounted for on the equity method.  Under the equity method, an investment is shown on the Statement of Financial Condition of an investor as a single amount and an investor’s share of earnings or losses from its investment is shown in the Statement of Operations as a single amount.  The investment is initially measured at cost and adjusted for the investor’s share of the earnings or losses of the investee as well as dividends received from the investee.  The investor recognizes its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend.

The Company’s investment in Woodbridge was accounted for as a transaction between entities under common control as BFC is the controlling shareholder of the Company and Woodbridge.  As a consequence, the investment in Woodbridge was recorded by the Company at BFC’s historical costs and the difference between 46% of BFC’s historical cost in Woodbridge ($85.1 million) and the amount the Company invested in Woodbridge ($71.75 million) was recognized as an increase in additional paid-in capital ($13.34 million) in the Company’s financial statements.

The following are the components of the Company’s initial investment in Woodbridge and the adjustments to the investment in Woodbridge under the equity method from the date of the investment (April 2, 2013) through June 30, 2013 (in thousands).

Cash to Woodbridge	$60,404
Note payable to Woodbridge	11,750
Increase in additional paid-in capital	13,337
Investment in Woodbridge - April 2, 2013	85,491
Equity earnings in Woodbridge	3,442
Dividends received from Woodbridge	(8,793)
Investment in Woodbridge - June 30, 2013	$80,140

BBX Capital Corporation and Subsidiaries

The following is Woodbridge’s summarized Consolidated Statement of Financial Condition as of June 30, 2013:

Woodbridge Holdings, LLC
Consolidated Statements of Financial Condition -Unaudited
(In thousands)
June 30,
2013
Assets
Cash and cash equivalents	$114,042
Restricted cash	65,529
Notes receivable, net	469,981
Inventory of real estate	193,030
Property and equipment, net	59,557
Intangible assets	64,256
Other assets	69,082
Total assets	$1,035,477
Liabilities and Equity
Accounts payable, accrued liabilities and other	115,879
Deferred tax liability, net	70,204
Receivable-backed notes payable	413,061
Notes and mortgage notes payable	88,504
Junior subordinated debentures	146,118
Total liabilities	833,766
Equity
Total Woodbridge members' equity	173,387
Note receivable - BBX Capital	(11,750)
Noncontrolling interest	40,074
Total equity	201,711
Total liabilities and shareholders' equity	$1,035,477

BBX Capital Corporation and Subsidiaries

The following is Woodbridge’s summarized Consolidated Statement of Operations from April 2, 2013 through June 30, 2013:

Woodbridge Holdings, LLC
Consolidated Statements of Operations - Unaudited
(In thousands)

Revenues:
Total revenues	$131,876
Costs and expenses:
Total costs and expenses	115,381
Other income	358
Income from continuing operations before taxes	16,853
Provision for income taxes	(5,540)
Income from continuing operations	11,313
Discontinued operations:
(Loss) from discontinued operations, net of taxes	(78)
Net income	11,235
Net income attributable to noncontrolling interest	(3,752)
Net income attributable to Woodbridge	7,483
BBX Capital equity interest in Woodbridge	46%
Equity earnings in Woodbridge	$3,442

During April 2013, FAR acquired two climate controlled storage facilities located in Fort Lauderdale, Florida in connection with the foreclosure of loans secured by these properties.  FAR decided to retain and, with BBX Capital’s assistance, manage these facilities and upon foreclosure recorded the facilities in properties and equipment in the Company’s Statement of Financial Condition measured at an estimated aggregate fair value of $12.8 million.

3.  Discontinued Operations

BankAtlantic’s five reporting units each reflected a component of the BankAtlantic entity and was the lowest level for which cash flows could be clearly distinguished, operationally and for financial reporting purposes.  These five components were Community Banking, Commercial Lending, Tax Certificates, Investments, and Capital Services.   Based on the terms of the sale of BankAtlantic to BB&T, the Company determined that the Community Banking, Investments, Capital Services and Tax Certificates reporting units should be treated as discontinued operations.  The Company sold all operations and the majority of the assets and liabilities of these discontinued reporting units to BB&T upon consummation of the BB&T Transaction on July 31, 2012.  Management does not intend to continue in any material respect any activities of or have any continuing involvement with these reporting units.  Although certain assets of the Commercial Lending reporting unit were sold to BB&T, the Company has continued Commercial Lending reporting unit activities resulting in the Company including the Commercial Lending reporting unit in continuing operations in the Company’s Statements of Operations.

Pursuant to the sale to BB&T, in addition to certain assets associated with the Company’s continuing Commercial Lending reporting unit, FAR also retained certain assets and liabilities that were associated with the Company’s disposed reporting units (Community Banking, Tax Certificates, Investments, and Capital Services reporting units). The Company determined that the ongoing cash flows relating to the retained assets of the disposed reporting units expected in future periods were not significant relative to the historical cash flows from the activities of each reporting unit; therefore, the income and expenses associated with the disposed reporting units are reported in discontinued operations for the three and six months ended June 30, 2012.  The results of operations and cash flows associated with the retained assets associated with the disposed reporting units were included in continuing operations for the three and six months ended June 30, 2013.

BBX Capital Corporation and Subsidiaries

The income  from Community Banking, Investments, Capital Services and Tax Certificates reporting units included in discontinued operations for the three and six months ended June 30, 2012 was as follows (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2012	June 30, 2012
Net interest income	$14,676	32,149
Provision for loan losses	7,301	16,518
Net interest income after
provision for loan losses	7,375	15,631
Total non-interest income	14,733	32,257
Total non-interest expense (1)	26,055	52,871
Loss from discontinued operations
before provision for income taxes	(3,947)	(4,983)
Provision for income taxes	-	-
Loss from discontinued operations	$(3,947)	(4,983)

(1) General corporate overhead was allocated to continuing operations.

4.  Variable Interest Entity - FAR

In consideration for BB&T assuming the Company’s $285.4 million in principal amount of TruPS, BB&T received from the Company at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum.  At that time, BB&T’s interest in FAR will terminate, and the Company, which initially holds a 5% preferred membership interest in the net cash flows of FAR, will thereafter be entitled to any and all residual proceeds. The Company provided BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery of the $285 million preference amount within seven years.  At June 30, 2013, BB&T’s preferred interest in FAR has been reduced to approximately $154.5 million.  In August 2013, FAR received full payment on a $19.7 million commercial real estate loan which, upon declaration of a dividend by the FAR Board of Managers, will further reduce BB&T’s preferred membership interest in FAR.

The Company’s variable interests in FAR include its 5%  preferred membership interest in the cash flows of FAR, rights to all residual cash flows after satisfaction of the preferred membership interests, and the incremental $35 million guarantee in favor of BB&T.  The Company also services approximately $20 million of FAR commercial loans, $12.7 million of FAR’s properties and equipment and $7.2 million of FAR’s real estate owned.  The Company has a right of first refusal to acquire certain FAR commercial loans. It can also purchase certain commercial loans on a basis established in FAR’s operating agreement.

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

BBX Capital Corporation and Subsidiaries

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

The carrying amount of the assets and liabilities of FAR and the classification of these assets and liabilities in the Company’s Consolidated Statements of Financial Condition was as follows (in thousands):

	June 30,	December 31,
	2013	2012
Cash and interest bearing deposits in banks	$6,817	6,615
Tax certificates held for sale	494	-
Tax certificates, net	892	3,389
Loans held for sale	15,965	20,052
Loans receivable, net	179,726	242,506
Real estate owned	25,821	21,997
Office properties and equipment	12,726	-
Other assets	925	1,649
Total assets	$243,366	296,208
BB&T preferred interest in FAR, LLC	$154,478	196,877
Other liabilities	13,418	13,603
Total liabilities	$167,896	210,480

Until BB&T’s preference amount is repaid, the proceeds from the monetization of FAR’s assets are restricted to  payments of expenses, including the priority return and estimated working capital requirements of FAR, and the repayment of FAR’s preferred membership interests. FAR currently anticipates making distributions at least quarterly.  The Company will receive 5% of such distributions from the monetization of FAR’s assets, net of expenses. FAR finances its activities through revenues from principal and interest payments received on, and the monetization of, its assets.

The Company’s maximum loss exposure in FAR if all of FAR’s assets were deemed worthless would have been  $111 million as of June 30, 2013, consisting of $76 million of net assets plus the $35 million incremental guarantee.

5.  Liquidity Considerations

The Company’s cash at banks was $15.0 million at June 30, 2013. This does not include $6.8 million of cash held in FAR.  The Company had $7.3 million of current liabilities as of June  30,  2013.  The Company’s principal source of liquidity is its cash holdings, funds obtained from payments on and sales of its loans, loan payoffs, sales of real estate owned, income from income producing real estate, and distributions received from FAR and Woodbridge. While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to the Company. The balance of BB&T’s preferred membership interest in FAR was approximately $155 million at June 30, 2013.  Based on current and expected liquidity needs and sources, the Company expects to be able to meet its liquidity needs over the next twelve months.

BBX Capital Corporation and Subsidiaries

6.  Fair Value Measurement

There were no assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of June 30, 2013 or December 31, 2012.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2013 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant	Total
		for Identical	Other Observable	Unobservable	Impairments (1)
	June 30,	Assets	Inputs	Inputs	For the Six
Description	2013	(Level 1)	(Level 2)	(Level 3)	Months Ended
Loans measured for
impairment using the fair value
of the underlying collateral	$19,279	-	-	19,279	4,080
Impaired real estate owned	25,076	-	-	25,076	3,776
Impaired loans held for sale	14,653	-	-	14,653	1,190
Total	$59,008	-	-	59,008	9,046

(1)	Total impairments represent the amount of losses recognized during the six months ended June 30, 2013 on assets that were held and measured at fair value on a non-recurring basis as of June 30, 2013.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of June 30, 2013	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value
of the underlying collateral	$19,279	Fair Value of Collateral	Appraisal	$0.1 - 9.0 million (0.4 million)
Impaired real estate owned	25,076	Fair Value of Property	Appraisal	$0.1 - 11.8 million (1.8 million)
Impaired loans held for sale	14,653	Fair Value of Collateral	Appraisal	$0.1 - 2.2 million (0.4 million)
Total	$59,008

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

(1)  Total impairments represent the amount of losses recognized during the six months ended June 30, 2012 on assets that were held and measured at fair value on a non-recurring basis as of June 30, 2012.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of June 30, 2012	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Impaired real estate owned	$27,288	Fair Value of Property	Appraisal	$0.4 - 6.5 million (3.0 million)
Impaired loans held for sale	9,397	Fair Value of Collateral	Appraisal	$0.9 - 3.6 million (1.9 million)
Total	$36,685

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell. The fair value of our loans may significantly increase or decrease based on changes in property values as our loans are primarily secured by real estate.  The Company primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and we may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, we use our judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. The Company generally recognizes impairment losses on homogenous loans based on third party broker price opinions or automated valuation services to obtain the fair value of the collateral less cost to sell when impaired homogenous loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discounts rates and foreclosure timeframes and exposure periods.  As a consequence, the calculation of the fair value of the collateral is considered Level 3 inputs.

Impaired Real Estate Owned

Real estate is generally valued using third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an opinion of the fair value of the properties.  The market observable data typically consists of comparable property sales, rent rolls, market capitalization rates on income producing properties and risk adjusted discount rates. However, the appraisers or brokers use professional

BBX Capital Corporation and Subsidiaries

judgments in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date. As a consequence of using appraisals, broker price opinions and adjustments to appraisals, the fair values of the properties are considered Level 3 inputs.

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

Financial Disclosures about Fair Value of Financial Instruments

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount		Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	June 30,	June 30,	Assets	Inputs	Inputs
Description	2013	2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing
deposits in banks	$21,785	21,785	21,785	-	-
Tax certificates including tax certificates held for sale, net	1,386	1,438	-	-	1,438
Loans receivable including loans held for sale, net	246,121	269,533	-	-	269,533
Financial liabilities:
Notes payable	10,400	11,250	-	-	11,250
Note Payable Woodbridge	11,750	11,385			11,385
BB&T preferred interest in FAR	154,478	156,846	-	-	156,846

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount		Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	December 31,	December 31,	Assets	Inputs	Inputs
Description	2012	2012	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing
deposits in other banks	$62,873	62,873	62,873	-	-
Tax certificates	3,389	3,318	-	-	3,318
Loans receivable including loans held for sale, net	317,310	316,075	-	-	316,075
Financial liabilities:
Notes payable	10,301	10,301	-	-	10,301
BB&T preferred interest in FAR	196,877	201,099	-	-	201,099

BBX Capital Corporation and Subsidiaries

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

Interest-bearing deposits in other banks include $0.5 million of certificates of deposits guaranteed by the FDIC with maturities of less than one year as of December 31, 2012.  Due to the FDIC guarantee and the short-term maturity of these certificates of deposit, the fair value of these deposits approximates the carrying value.

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

The fair value of notes payable and note payable-Woodbridge were measured using the income approach with Level 3 inputs and was obtained by discounting the forecasted cash flows based on risk adjusted market interest rates.

BBX Capital Corporation and Subsidiaries

7.  Loans Receivable

The loan portfolio consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
Commercial non-real estate	$10,165	12,006
Commercial real estate:
Residential	44,893	62,523
Other	113,526	151,524
Consumer	14,573	16,907
Residential:
Residential-interest only	16,269	17,798
Residential-amortizing	32,805	36,999
Total gross loans	232,231	297,757
Adjustments:
Premiums, discounts and net deferred fees	137	116
Allowance for loan losses	(5,244)	(5,311)
Loans receivable -- net	$227,124	292,562

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was (in thousands):

	June 30,	December 31,
Loan Class	2013	2012
Commercial non-real estate	$3,341	3,362
Commercial real estate:
Residential	43,754	60,937
Other	61,585	79,014
Consumer	6,168	7,859
Residential:
Interest only	15,254	16,115
Amortizing	28,457	28,507
Total nonaccrual loans	$158,559	195,794

BBX Capital Corporation and Subsidiaries

An age analysis of the past due recorded investment in loans receivable as of June 30, 2013 and December 31, 2012 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
June 30, 2013	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	2,269	2,269	7,896	10,165
Commercial real estate:
Residential	62	114	32,454	32,630	12,263	44,893
Other	9,215	-	38,209	47,424	66,102	113,526
Consumer	844	180	5,494	6,518	8,055	14,573
Residential:
Residential-interest only	-	43	14,127	14,170	2,099	16,269
Residential-amortizing	705	691	23,515	24,911	7,894	32,805
Total	$10,826	1,028	116,068	127,922	104,309	232,231

(1)  The Company had no loans that were past due greater than 90 days and still accruing interest as of June  30, 2013.

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2012	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$2,411	-	3,362	5,773	6,233	12,006
Commercial real estate:
Residential	842	1,716	50,634	53,192	9,331	62,523
Other	-	5,843	30,102	35,945	115,579	151,524
Consumer	677	524	7,165	8,366	8,541	16,907
Residential:
Residential-interest only	397	-	16,115	16,512	1,286	17,798
Residential-amortizing	984	1,520	28,052	30,556	6,443	36,999
Total	$5,311	9,603	135,430	150,344	147,413	297,757

(1)  The Company had no loans that were past due greater than 90 days and still accruing interest as of December 31, 2012.

BBX Capital Corporation and Subsidiaries

The activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2013 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,196	1,437	-	1,993	623	5,249
Charge-off :	-	(2,509)	-	(911)	(59)	(3,479)
Recoveries :	84	1,870	42	559	747	3,302
Provision:	104	174	(42)	1,084	(1,148)	172
Ending balance	$1,384	972	-	2,725	163	5,244
Ending balance individually
evaluated for impairment	$822	461	-	-	-	1,283
Ending balance collectively
evaluated for impairment	562	511	-	2,725	163	3,961
Total	$1,384	972	-	2,725	163	5,244
Loans receivable:
Ending balance individually
evaluated for impairment	$3,341	135,249	-	4,563	38,374	181,527
Ending balance collectively
evaluated for impairment	$6,824	23,170	-	10,010	10,700	50,704
Total	$10,165	158,419	-	14,573	49,074	232,231
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	1,100	-	-	-	1,100
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	-	-

BBX Capital Corporation and Subsidiaries

The activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2012 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,359	4,212	1,020	366	210	7,167
Charge-offs:	-	(1,778)	(748)	(849)	(1,547)	(4,922)
Recoveries :	386	1,631	128	236	281	2,662
Provision :	(945)	318	-	-	-	(627)
Discontinued operations
provision:	-	-	926	654	1,293	2,873
Transfer to loans held for sale	-	-	-	-	-	-
Ending balance	$800	4,383	1,326	407	237	7,153
Ending balance individually
evaluated for impairment	$237	1,265	790	-	-	2,292
Ending balance collectively
evaluated for impairment	563	3,118	536	407	237	4,861
Total	$800	4,383	1,326	407	237	7,153
Loans receivable:
Ending balance individually
evaluated for impairment	$7,361	194,168	957	7,907	40,331	250,724
Ending balance collectively
evaluated for impairment	$20,806	39,502	30,761	12,081	8,811	111,961
Total	$28,167	233,670	31,718	19,988	49,142	362,685
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to loans held for sale	$-	-	-	-	-	-

BBX Capital Corporation and Subsidiaries

The activity in allowance for loan losses by portfolio segment for the six months ended June 30, 2013 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,735	1,869	-	1,261	446	5,311
Charge-off :	-	(3,688)	-	(1,287)	(448)	(5,423)
Recoveries :	255	2,147	116	1,017	890	4,425
Provision :	(606)	644	(116)	1,734	(725)	931
Ending balance	$1,384	972	-	2,725	163	5,244
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to held for sale	$-	1,100	-	-	-	1,100
Transfer from loans held for sale	$-	-	-	-	-	-

The activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2012 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$16,407	67,054	7,168	22,554	16,704	129,887
Charge-off :	(14,615)	(53,281)	(2,372)	(7,413)	(11,756)	(89,437)
Recoveries :	440	1,631	270	1,031	1,277	4,649
Provision :	465	(1,857)	-	-	-	(1,392)
Transfer to held for sale:	(1,897)	(9,164)	(4,454)	(20,639)	(12,491)	(48,645)
Discontinued operations
provision:	-	-	714	4,874	6,503	12,091
Ending balance	$800	4,383	1,326	407	237	7,153
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	1,000	-		-	1,000
Transfer to held for sale	$-	16,140	-	-	-	16,140

BBX Capital Corporation and Subsidiaries

During the first quarter of 2012 the Company charged down the recorded investment of loans by $66.5 million to the fair value of the collateral less cost to sell based on OCC guidance to thrifts regarding specific valuation allowances on collateral dependent loans.  This charge down consisted entirely of the charging off of existing specific valuation allowances.  As  a specific valuation allowance was previously established for these loans, the charge-offs did not impact the provision for loan losses or the net loss during the three months ended March 31, 2012, but did reduce the Company’s allowance for loan losses and recorded investment in the loans.

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

BBX Capital Corporation and Subsidiaries

Impaired loans as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	As of June 30, 2013			As of December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$3,011	4,475	822	3,032	3,287	784
Commercial real estate:
Residential	2,746	8,223	49	637	2,172	1
Other	19,744	19,744	412	27,558	39,194	836
Consumer	1,605	4,091	1,605	-	-	-
Residential:
Residential-interest only	-	-	-	-	-	-
Residential-amortizing	-	-	-	-	-	-
Total with allowance recorded	$27,106	36,533	2,888	31,227	44,653	1,621
With no related allowance recorded:
Commercial non-real estate	$330	635	-	330	634	-
Commercial real estate:
Residential	41,122	87,782	-	64,684	141,842	-
Other	71,751	100,416	-	84,669	118,665	-
Consumer	12,280	14,732	-	16,050	20,501	-
Residential:
Residential-interest only	15,254	26,669	-	16,421	28,808	-
Residential-amortizing	29,876	45,884	-	31,896	48,820	-
Total with no allowance recorded	$170,613	276,118	-	214,050	359,270	-
Total:
Commercial non-real estate	$3,341	5,110	822	3,362	3,921	784
Commercial real estate	135,363	216,165	461	177,548	301,873	837
Consumer	13,885	18,823	1,605	16,050	20,501	-
Residential	45,130	72,553	-	48,317	77,628	-
Total	$197,719	312,651	2,888	245,277	403,923	1,621

BBX Capital Corporation and Subsidiaries

Average recorded investment and interest income recognized on impaired loans for the three and six months ended June  30, 2013 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013		June 30, 2013
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$3,023	24	3,028	84
Commercial real estate:
Residential	2,746	-	3,036	-
Other	19,777	154	24,577	350
Consumer	1,870	-	1,011	-
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	-	-
Total with allowance recorded	$27,416	178	31,652	434
With no related allowance recorded:
Commercial non-real estate	$330	-	330	-
Commercial real estate:
Residential	42,873	75	42,467	313
Other	74,069	218	78,032	673
Consumer	12,493	66	14,032	142
Residential:
Residential-interest only	15,226	28	15,123	28
Residential-amortizing	29,852	137	29,878	233
Total with no allowance recorded	$174,843	524	179,862	1,389

Commercial non-real estate	$3,353	24	3,358	84
Commercial real estate	139,465	447	148,112	1,336
Small business	-	-	-	-
Consumer	14,363	66	15,043	142
Residential	45,078	165	45,001	261
Total	$202,259	702	211,514	1,823

BBX Capital Corporation and Subsidiaries

Average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2012 were (in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012		June 30, 2012
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$1,187	-	1,183	-
Commercial real estate:
Residential	8,136	73	10,309	150
Other	35,361	251	35,447	503
Small business:
Real estate	-	-	-	-
Non-real estate	958	-	959	-
Consumer	-	-	-	-
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	-	-
Total with allowance recorded	$45,642	324	47,898	653
With no related allowance recorded:
Commercial non-real estate	$6,954	62	6,413	80
Commercial real estate:
Residential	59,357	139	68,429	365
Other	131,434	604	142,944	1,205
Small business:
Real estate	10,659	109	10,693	215
Non-real estate	752	10	760	22
Consumer	19,140	82	19,340	163
Residential:
Residential-interest only	22,812	-	21,128	-
Residential-amortizing	39,030	32	38,877	64
Total with no allowance recorded	$290,138	1,038	308,584	2,114

Commercial non-real estate	$8,141	62	7,596	80
Commercial real estate	234,288	1,067	257,129	2,223
Small business	12,369	119	12,412	237
Consumer	19,140	82	19,340	163
Residential	61,842	32	60,005	64
Total	$335,780	1,362	356,482	2,767

BBX Capital Corporation and Subsidiaries

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

The Company monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a non-homogeneous real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions.  In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans remain subject to quarterly impairment analyses and adjustments.  Included in total impaired loans as of June 30, 2013 was  $119.9 million of collateral dependent loans, of which $116.4 million were measured for impairment using current appraisals and $3.5 million were measured by adjusting appraisals,  as appropriate, to reflect changes in market conditions subsequent to the last appraisal date.  The loans that did not have current appraisals were adjusted down by an aggregate amount of $0.8 million based on changes in market conditions.

Credit Quality Information

Delinquency trends, net charge-off levels, levels of impaired loans, current loan to value ratios, credit scores and general economic conditions are monitored in an effort to assess loan credit quality. The Company assesses commercial loan credit quality through accrual and non-accrual loan classifications.    Commercial loans are generally placed on non-accrual status when the full payment of the loan’s principal and interest is in doubt, which may be due to factors including material deterioration of conditions surrounding the principal source of repayment, insufficient borrower capacity to service the debt, significantly delayed property sales or development schedules, declines in the loan-to-value ratio of the loan’s collateral or delinquencies greater than ninety days.  Accruing commercial loans are generally loans in which management believes that it is probable that the Company will collect loan payments in accordance with the contractual or modified contractual terms on the loan.

BBX Capital Corporation and Subsidiaries

The following table presents the amount of accruing and non-accruing commercial loans by loan class as of June 30, 2013 (in thousands):

T

	Commercial		Other
	Non	Commercial	Commercial
	Real Estate	Residential	Real Estate
Accruing	$6,824	1,139	51,941
Nonaccruing	3,341	43,754	61,585
Total	$10,165	44,893	113,526

The following table presents the amount of accruing and non-accruing commercial loans by loan class as of December 31, 2012 (in thousands):

	Commercial		Other
	Non	Commercial	Commercial
	Real Estate	Residential	Real Estate
Accruing	$8,644	1,586	72,510
Nonaccruing	3,362	60,937	79,014
Total	$12,006	62,523	151,524

The Company monitors the credit quality of residential loans based on loan-to-value ratios of the underlying collateral.  Elevated loan-to-value ratios indicate the likelihood of increased credit losses upon default which results in higher loan portfolio credit risk.

The loan-to-value ratios of the Company’s residential loans were as follows (in thousands):

	As of June 30, 2013 (1)		As of December 31, 2012 (2)
	Residential	Residential	Residential	Residential
Loan-to-value ratios	Interest Only	Amortizing	Interest Only	Amortizing
<=60%	$413	8,408	413	6,762
60.1% - 70%	392	3,273	945	1,922
70.1% - 80%	1,790	5,508	1,082	4,044
80.1% - 90%	2,629	4,621	1,584	5,300
>90.1%	11,045	10,995	13,774	18,971
Total	$16,269	32,805	17,798	36,999

(1)   Loan-to-value ratios for the majority of the portfolio were obtained during the second quarter of 2013 based on broker price opinions.

(2)  Loan-to-value ratios for the majority of the portfolio were obtained during the fourth quarter of 2012 based on broker price opinions.

BBX Capital Corporation and Subsidiaries

The Company monitors the credit quality of its portfolio of consumer loans utilizing FICO scores. The current FICO scores of the Company’s consumer loans were as follows (in thousands):

	Consumer Loans
	June 30,	December 31,
FICO Scores	2013 (1)	2012 (2)
Unavailable	$397	233
<500	965	449
500-619	8,375	10,241
620-679	2,946	2,531
>680	1,890	3,453
	$14,573	16,907

(1)  FICO scores for the majority of the portfolio were obtained during the second quarter of 2013.

(2)  FICO scores for the majority of the portfolio were obtained during the fourth quarter of 2012.

Troubled Debt Restructured Loans

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions, principal forgiveness, restructuring amortization schedules, extending loan maturities, deferring loan payments until the loan maturity date and other actions intended to minimize potential losses. The majority of concessions for consumer loans have involved changing monthly payments from interest and principal payments to interest only payments or deferring several monthly loan payments until the loan maturity date.  Commercial real estate and non-real estate loan concessions were primarily interest rate reductions to below market interest rates and extensions of maturity dates based on the risk profile of the loan.  Residential and small business loan concessions primarily have involved reductions of monthly payments through extensions of the amortization period and/or deferral of monthly payments.

Consumer and residential troubled debt restructured loans had no financial statement effect because the affected loans were generally on non-accrual status and measured for impairment before the restructuring. The financial statement effects of commercial and small business troubled debt restructured loans was the establishment of specific valuation allowances, if any, in place of the general allowance for those loans that had not already been placed on nonaccrual status. There was an impact to the allowance for loan losses as a result of the concessions made, as the concessions generally result from the expectation of slower future cash flows.

There were no troubled debt restructurings during the three and six months ended June 30, 2013.  During the three months ended June 30, 2012, the Company modified one consumer loan in a troubled debt restructuring with a recorded investment of $47,000.  During the six months ended June 30, 2012, two small business real estate loans, one consumer loan and one residential amortizing loan were modified in troubled debt restructuring with recorded investments of $342,000,  $47,000 and $62,000, respectively.

There were no loans modified in troubled debt restructurings beginning January 1, 2012 that experienced a payment default during the three and six months ended June 30, 2013.  There were two residential amortizing loans with a recorded investment of $177,000 that were modified in troubled debt restructurings beginning January 1, 2011 and experienced a payment default during the three and six months ended June 30, 2012.

Loans held for sale

Loans held for sale as of June 30, 2013 consisted of $14.7 million of small business loans and $4.3 million of commercial real estate loans.  Loans held for sale as of December 31, 2012 consisted of $18.8 million of small business loans and $6.0 million of commercial real estate loans.

BBX Capital Corporation and Subsidiaries

8.   Related Parties

The Company, BFC and Bluegreen Corp. are entities under common control. The controlling shareholder of the Company and Bluegreen is BFC.  Shares of BFC’s capital stock representing a majority of the voting power are owned or controlled by the Company’s Chairman and Vice Chairman, both of whom are also executive officers of the Company, executive officers and directors of BFC and directors of Bluegreen. The Company, BFC and Bluegreen share certain office premises and employee services, pursuant to the agreements described below.

In March 2008, BankAtlantic entered into an agreement with BFC to provide information technology support in exchange for monthly payments by BFC to BankAtlantic. In May 2008, BankAtlantic also entered into a lease agreement with BFC under which BFC paid BankAtlantic monthly rent for office space in BankAtlantic’s corporate headquarters.  The Company maintained service agreements with BFC pursuant to which BFC provided human resources, risk management and investor relations services to the Company for which  BFC was reimbursed based on its cost.  During the second quarter of 2010, BankAtlantic and the Parent Company entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned.  BFC was compensated $12,500 per month by each of BankAtlantic and the Parent Company and, if BFC’s efforts resulted in net recoveries of any non-performing loan or the sale of real estate owned, it received a fee equal to 1% of the net value recovered. During the three and six months ended June 30, 2012, the Company incurred $0.1 million and $0.2 million, respectively, of real estate advisory service fees under this agreement. Each of these agreements was terminated effective upon the closing of the BB&T Transaction.

Effective December 1, 2012, the Company entered into an agreement with BFC under which the Company provides office facilities and is reimbursed by BFC based on cost.  BFC also provides risk management services to the Company and BFC is reimbursed by the Company at cost. The Company’s employees are provided health insurance under policies maintained by Bluegreen for which Bluegreen is reimbursed at cost.

The table below shows the effect of service arrangements with related parties on the Company’s consolidated statements of operations for the three and six months ended June  30, 2013 and 2012 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Other revenues	$110	97	218	180
Expenses:
Employee compensation
and benefits	(48)	(8)	(81)	(17)
Other - back-office support	(52)	(336)	(91)	(804)
Net effect of affiliate transactions
before income taxes	$10	(247)	46	(641)

On April 2, 2013, the Company issued to Woodbridge an $11.75 million note payable in connection with the Company’s acquisition of its 46% equity interest in Woodbridge.  During the three months ended June 30, 2013, the Company recognized $147,000 of interest expense in connection with the Woodbridge note payable.

The Company, in prior periods, issued options to acquire shares of the Company’s Class A Common Stock and granted awards of restricted Class A Common Stock to employees of BFC. Additionally, with respect to employees of the Company who were transferred to affiliated companies, the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees.  During the year ended December 31, 2010, the Company granted 15,000 restricted stock awards to BFC employees who performed services for the Company. These stock awards vest pro-rata over a four year period.  The Company recorded $8,000 and $17,000 of expenses relating to all options and restricted stock awards held by employees of affiliated companies for the three and six months ended June 30, 2012, respectively.

BBX Capital Corporation and Subsidiaries

As disclosed in Note 1 above, on May 7, 2013, BBX Capital entered into the Merger Agreement with BFC and Merger Sub, a wholly owned subsidiary of BFC, pursuant to which BBX Capital will be merged with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of BFC, and BBX Capital shareholders’ (other than BFC and shareholders of BBX Capital who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock held at the effective time of the Merger.

9.   Segment Reporting

The information provided for segment reporting is based on internal reports utilized by management. Results of continuing operations are reported through two reportable segments: BBX and FAR. The BBX reportable segment includes the results of operations of CAM and the activities of BBX Partners for the three and six months ended June 30, 2013. BBX Partners is a  wholly owned subsidiary of BBX Capital and its primary assets are non-performing commercial loans and real estate owned.  BBX’s activities subsequent to the consummation of the BB&T Transaction as of July 31, 2012 consisted of activities associated with BBX Partner’s and CAM’s portfolio of loans receivable, real estate properties, and a portfolio of previously charged off loans  as well as pursing equity and debt investment opportunities in real estate and middle market operating businesses.  During the three months ended June 30, 2013, the BBX reportable segment also included equity earnings from its investment in Woodbridge.

BBX’s activities during the three and six months ended June 30, 2012 consisted of those related to BankAtlantic’s Commercial Lending reporting unit and BBX Partner’s assets. The activities related to the commercial loan portfolios included renewing, modifying, collecting, extending, refinancing and making protective advances on these loans, as well as managing and liquidating real estate properties acquired through foreclosure.

The FAR reportable segment consists of the activities associated with overseeing the management and monetization of its assets with a view towards the repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.

Prior to commencement of FAR’s operations on August 1, 2012, the Company had one segment reported as continuing operations. As such, segment reporting for the three and six months ended June 30, 2012 is not presented in the following table.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Intersegment transactions are eliminated in consolidation.

BBX Capital Corporation and Subsidiaries

The Company evaluates segment performance based on segment net income from continuing operations after tax.  The table below is segment information for segment net income from continuing operations for the three and six months ended June  30, 2013 (in thousands):

			Adjusting and
			Elimination	Segment
For the Three Months Ended:	BBX	FAR	Entries	Total
June 30, 2013:
Interest income	$82	2,291	-	2,373
Net gains on sales of assets	2,138	50	-	2,188
Other revenues	214	227	(48)	393
BB&T's priority return in FAR distributions	-	(954)	48	(906)
Interest expense	(334)	-	-	(334)
Reversals (provision) for loan losses	1,031	(1,203)	-	(172)
Asset impairments	10	(2,987)	-	(2,977)
Other expenses	(5,147)	(1,709)	-	(6,856)
Equity earnings in Woodbridge	3,442	-	-	3,442
Segment income (loss) before income taxes	1,436	(4,285)	-	(2,849)
Provision for income tax	-	-	-	-
Net income (loss)	$1,436	(4,285)	-	(2,849)
Total assets	$434,729	243,554	(236,252)	442,031
Equity method investments
included in total assets	$80,140	-	-	80,140
Expenditures for segment assets	$-	-	-	-
Depreciation and amortization	$53	108	-	161

			Adjusting and
			Elimination	Segment
For the Six Months Ended:	BBX	FAR	Entries	Total
June 30, 2013:
Interest income	$526	4,892	-	5,418
Net gains on sales of assets	3,898	352	-	4,250
Other revenues	757	229	(101)	885
BB&T's priority return in FAR distributions	-	(2,020)	101	(1,919)
Interest expense	(503)	-	-	(503)
Reversals (provision) for loan losses	1,449	(2,380)	-	(931)
Asset impairments	(917)	(4,225)	-	(5,142)
Other expenses	(10,920)	(3,961)	-	(14,881)
Equity earnings in Woodbridge	3,442	-	-	3,442
Segment loss before income taxes	(2,268)	(7,113)	-	(9,381)
Provision for income tax	-	-	-	-
Net loss	$(2,268)	(7,113)	-	(9,381)
Expenditures for segment assets	$21	-	-	21
Depreciation and amortization	$108	108	-	216

BBX Capital Corporation and Subsidiaries

10.  Commitments and Contingencies

  The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its business operations.   Although the Company believes it has meritorious defenses in all current legal actions, the outcome of litigation matters and timing of ultimate resolution are inherently uncertain and difficult to predict.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of June 30, 2013 were not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimated. Management currently estimates the aggregate range of reasonably possible losses of up to $4.4 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2013. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

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

On May 10, 2013, we received a notice from BB&T regarding a series of pending and threatened claims asserted against BB&T’s subsidiary, Branch Banking and Trust Company, as successor to BankAtlantic, by certain individuals who purport to have had accounts in their names with BankAtlantic prior to consummation of the sale of BankAtlantic to BB&T.  The claims allege wrongful conduct by BankAtlantic in connection with certain alleged unauthorized transactions associated with their accounts.  BB&T’s notice asserts its belief that it may be entitled to indemnification under the BankAtlantic stock purchase agreement with respect to such claims.

The following is a description of certain on-going litigation matters:

BBX Shareholders Lawsuit Challenging the Merger with BFC

On May 30, 2013, Haim Ronan filed a purported class action against BFC, BBX Merger Sub, BBX Capital and the members of BBX Capital’s board of directors seeking to represent BBX Capital’s shareholders in a lawsuit challenging the currently proposed merger between BBX Capital and BFC. In this action, which is styled Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC and was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Mr. Ronan asserted as a cause of action that the individual defendants breached their fiduciary duties of care, loyalty, and good faith, in part, by failing to obtain a high enough price for the shares of BBX Capital to be acquired by BFC in the merger.  Mr. Ronan also asserted a cause of action against BFC and BBX Merger Sub for aiding and abetting the alleged breaches of fiduciary duties.  Mr. Ronan is seeking an injunction blocking the proposed merger.  On May 31, 2013, in an action styled John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC and filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, John P. Lauterbach filed a purported class action against all of the defendants named in Mr. Ronan’s complaint, challenging the currently proposed merger between BFC and BBX Capital for substantially the same reasons as set forth in Mr. Ronan’s complaint, but asserting an additional, direct cause of action for breach of fiduciary duties against BFC, Alan B. Levan and John E. Abdo.  Mr. Lauterbach also added as defendants Norman H. Becker, who

BBX Capital Corporation and Subsidiaries

was appointed to BBX Capital’s board of directors on May 7, 2013, as well as John K. Grelle and Seth M. Wise, who serve as executive officers and directors of BFC and BBX Capital. The plaintiffs in the actions have moved for consolidation.  BBX Capital believes the claims being asserted are without merit and intends to vigorously defend the proposed consolidated actions.

Securities and Exchange Commission Complaint

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, BBX Capital’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX Capital’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The SEC is seeking a finding by the court of violations of securities laws, a permanent injunction barring future violations, civil money penalties and, in the case of Mr. Alan B. Levan, an order barring him from serving as an officer or director of a public company. Briefing on pre-trial motions is on-going and the case is currently set for trial during the fourth quarter of 2013. BBX Capital believes the claims to be without merit and intends to vigorously defend the action.

BBX Shareholders Lawsuit Seeking to Block the sale of BankAtlantic to BB&T under the Agreement

On April 5, 2012, J. Phillip Max filed a class action complaint in the Circuit Court for the Seventeenth Judicial Circuit in Broward County, Florida against Alan Levan, Jarett Levan, John Abdo, Steven Coldren, D. Keith Cobb, Charles C. Winningham II, Bruno Di Giulian, Willis Holcombe, David Lieberman, BankAtlantic Bancorp, Inc., BFC Financial Corporation, and BB&T Corporation.  The complaint alleges that the individual defendants breached their fiduciary duties of care, good faith and loyalty by causing or permitting BBX Capital to sell BankAtlantic.  The complaint further alleges that BBX Capital, BFC and BB&T aided and abetted these breaches of fiduciary duty. The complaint seeks declaratory and equitable relief, including an injunction against the proposed transaction between BBX Capital and BB&T, as well as seeking damages.  As a consequence of the consummation of the sale of BankAtlantic to BB&T much of the complaint was rendered moot and BBX Capital believes the remainder of the claims to be without merit and intends to vigorously defend the lawsuit.

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

11.  New Accounting Pronouncements

Update Number 2013-07 – Presentation of Financial Statements (Topic 205):  Liquidation Basis of Accounting. This update requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The update requires financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation.  The amendments in this update are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013.  The Company believes that this update will not have a material impact on its financial statements.

BBX Capital Corporation and Subsidiaries

Update Number 2013-11 – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This update requires an entity to present an unrecognized tax benefit in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company believes that this update will not have a material impact on its financial statements.

BBX Capital Corporation and Subsidiaries

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BBX Capital and its subsidiaries for the three and six months ended June 30, 2013.

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and include words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Future results could differ materially as a result of a variety of risks and uncertainties, many of which are outside of the control of management. These risks and uncertainties include, but are not limited to the impact of economic, competitive and other factors affecting the Company and its assets, including the impact of continued decreases in real estate values or sustained high unemployment rates on our business generally, the ability of our borrowers to service their obligations and the value of collateral securing our loans; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact of the economy and real estate market values on our assets and the credit quality of our loans; the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; the impact of and expenses associated with litigation including but not limited to litigation brought by the SEC; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities; and the risks associated with the impact of periodic valuation of our assets for impairment. Past performance and perceived trends may not be indicative of future results.  In addition, this document contains forward looking statements relating to the Company’s ability to successfully implement its currently anticipated business plans, which may not be realized as anticipated, if at all, or which may not be profitable, including the Company’s investment in Woodbridge Holdings, LLC; that the assets retained by the Company in CAM and FAR may not be monetized at the values currently ascribed to them, and that the Company’s anticipated investments in operating businesses may not achieve the returns anticipated, if at all, and that the assets retained by FAR may not be monetized in amounts sufficient to repay BB&T’s full preference amount. The Company’s investment in Woodbridge, which owns Bluegreen Corporation, exposes the Company to risks inherent in the time-share industry, which risks are identified in Bluegreen’s Annual Report on From 10-K filed on April 1, 2013 with the SEC and available on the SEC’s website www.sec.gov.  This document also contains forward looking statements regarding the Company’s proposed Merger with BFC which is subject to risks relating to the ability to realize the expected benefits from the Merger, the ability of the parties to satisfy all of the conditions to the closing of the Merger, including BFC’s ability to obtain the listing of its Class A Common Stock on a national securities exchange (or qualified interdealer quotation system), litigation that has been brought challenging the Merger, and that the Merger may not otherwise be consummated in accordance with its terms, or at all.  In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and the quarterly report on Form 10-Q for the quarter ended March 31, 2013. The Company cautions that the foregoing factors are not exclusive.

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

BBX Capital Corporation and Subsidiaries

or in satisfaction of loans. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

BBX Capital Business Strategy

The majority of BBX Capital’s assets are non-accrual and do not generate income on a regular or predictable basis. Recognizing the nature of BBX Capital’s assets, our goal is to build long-term value.  We do not expect to generate significant revenues from our assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate.  Accordingly, over the next three to five years we do not expect to generate income on a regular basis and we may continue to experience losses. BBX Capital currently intends to utilize the cash flow from the monetization of its assets to pay operating expenses and to invest in income producing real estate, real estate developments, real estate joint ventures and middle market operating businesses.  BBX Capital is seeking to balance its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or through a joint venture).  As previously indicated, the Company has invested $71.75 million to acquire a 46% interest in Woodbridge in connection with Woodbridge’s acquisition of all of the outstanding capital stock of Bluegreen not owned by it.  The Company anticipates funding investments and operations through the monetization of its assets, cash flows from its 5% preferred interest in FAR, returns from its investments, such as dividends from its investment in Woodbridge, borrowings and through joint venture partners or solicitation of funds from investors.  BBX Capital’s investments or acquisitions are anticipated to generate income and cash on an irregular basis or over a long period of time, and accordingly expect our results of operations to vary significantly on a quarterly basis and we may continue to experience losses in subsequent periods.

Consolidated Results of Operations

The Company reports its consolidated results of operations in two reportable segments, BBX and FAR.  The BBX reportable segment consists of the activities associated with CAM’s and BBX Partner’s portfolios of loans receivable, real estate properties, and a portfolio of BankAtlantic previously charged-off loans retained by CAM in the BB&T Transaction. As of April 2013, the BBX segment also includes its investment in Woodbridge.  BBX’s primary business activities relate to:  managing and, where appropriate, monetizing its portfolio of loans receivable; managing and, where appropriate, monetizing or developing its portfolio of real estate properties;  maximizing the cash flows from its portfolio of charged-off loans and judgments; and pursuing equity and debt investment opportunities in real estate and middle market operating businesses.

The FAR reportable segment consists of the activities associated with overseeing the management and monetization of the assets held by FAR with a view to repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets. FAR’s activities commenced on August 1, 2012.

The results of operations of BBX for the three and six months ended June 30, 2012 include the operations of BBX Capital and its subsidiaries other than BankAtlantic and the operations of BankAtlantic’s Commercial Lending reporting unit and include all of BankAtlantic’s general corporate overhead.

Income (loss) from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended June 30,
	2013	2012	Change
BBX	$1,436	(8,360)	9,796
FAR	(4,285)	-	(4,285)
Loss from continuing operations
before provision for income taxes	(2,849)	(8,360)	5,511
Provision for income taxes	-	-	-
Loss from continuing operations	$(2,849)	(8,360)	5,511

BBX Capital Corporation and Subsidiaries

For the Three Months Ended June  30, 2013 Compared to the Same 2012 Period:

Summary Results of Operations – BBX Reportable Segment

The improvement in the BBX segment’s performance during the 2013 second quarter compared to the same 2012 quarter was primarily the result of equity earnings from its investment in Woodbridge, gains on the sales of assets and lower operating expenses, professional fees and interest expense partially offset by lower interest income.

The decrease in operating expenses reflects the elimination of BankAtlantic’s general corporate overhead as of August 1, 2012, which was included in its entirety during the three months ended June 30, 2012.  BBX’s cost structure significantly changed as a result of the sale of BankAtlantic as BBX relocated its corporate headquarters and reduced the number of employees to 31.  This lower cost structure included reductions of $1.2 million and $3.4 million in employee compensation and other expenses, respectively.  Professional fees declined by $2.1 million during the three months ended June 30, 2013 compared to the same 2012 period resulting primarily from $1.5 million in insurance reimbursements in connection with the SEC civil action during the 2013 quarter compared to no insurance reimbursements during the same 2012 period.  Interest expense declined by $3.8 million resulting primarily from the assumption by BB&T of all of BBX’s trust preferred securities obligations upon the consummation of the BB&T Transaction.  These reductions in expenses were partially offset by a $7.2 million decrease in revenues resulting primarily from the transfer of $297 million of commercial loans to BB&T upon the sale of BankAtlantic and the transfer of $223.8 million of commercial loans to FAR pursuant to the BB&T Transaction.

Summary Results of Operations – FAR Reportable Segment

The FAR segment’s net loss from continuing operations resulted primarily from asset impairments and foreclosure expenses.  During the three months ended June 30, 2013, FAR’s provision for loan losses, valuation allowances on loans held for sale, real estate owned impairments and tax certificate provision were $1.2 million, $0.7 million, $2.2 million and $0.1 million, respectively.  FAR incurred $0.6 million of foreclosure expenses during the three months ended June 30, 2013 associated primarily from the payment of real estate taxes and insurance premiums associated with non-performing loans in the process of foreclosure and litigation foreclosure costs.

Summary of Equity Earnings in Woodbridge Holdings, LLC

During the three and six months ended June 30, 2013, BBX recognized $3.4 million of equity earnings from its investment in Woodbridge.  Woodbridge’s net income primarily related to Bluegreen’s operations.

For the Six Months Ended June  30, 2013 Compared to the Same 2012 Period (in thousands):

	For the Six Months Ended June 30,
	2013	2012	Change
BBX	$(2,268)	(21,531)	19,263
FAR	(7,113)	-	(7,113)
Loss from continuing operations
before provision for income taxes	(9,381)	(21,531)	12,150
Provision for income taxes	-	1	(1)
Loss from continuing operations	$(9,381)	(21,532)	12,151

Summary Results of Operations – BBX Reportable Segment

The improvement in the BBX segment’s loss from continuing operations during the six months ended June 30, 2013 compared to the same 2012 period was primarily the result of the items discussed above for the three months ended June 30, 2013. The decline in professional fees also reflects the legal costs incurred during the six months ended June 30, 2012 in connection with the litigation in Delaware brought by holders of interests in the Company’s trust preferred securities and certain trustees challenging the BB&T Transaction. Such costs included reimbursements to the trustees for their legal fees and related expenses in the litigation.

BBX Capital Corporation and Subsidiaries

Summary Results of Operations – FAR Reportable Segment

The FAR segment’s loss from continuing operations during the six months ended June 30, 2013 was primarily the result of the items discussed above for the three months ended June 30, 2013.

BBX Reportable Segment Loans and Real Estate Owned as of June 30, 2013 were as follows (dollars in thousands):

		Carrying
	Number	Amount
Commercial non-real estate	3	$3,341
Commercial real estate:
Residential	5	28,969
Other	4	15,959
Total gross loans	12	$48,269
Loans held for sale:
Commercial real estate	1	$3,032
Real estate owned:
Commercial real estate	21	$48,115

BBX Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the BBX business segment (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2013	2012	Change	2013	2012	Change
Interest income	$82	7,287	(7,205)	526	15,622	(15,096)
Net gains on sales of assets	2,138	391	1,747	3,898	464	3,434
Other	214	131	83	757	335	422
Total revenues	2,434	7,809	(5,375)	5,181	16,421	(11,240)
Reversals of provision for loan losses	(1,031)	(627)	(404)	(1,449)	(1,392)	(57)
Employee compensation	3,092	4,269	(1,177)	6,435	9,528	(3,093)
Professional fees	1,116	3,239	(2,123)	3,144	9,436	(6,292)
Interest expense	334	4,126	(3,792)	503	8,293	(7,790)
Asset impairments	(10)	824	(834)	917	2,828	(1,911)
Other	939	4,338	(3,399)	1,341	9,259	(7,918)
Total expenses	4,440	16,169	(11,729)	10,891	37,952	(27,061)
Equity earnings in Woodbridge	3,442	-	3,442	3,442	-	3,442
Income (loss) from continuing operations before income taxes	1,436	(8,360)	9,796	(2,268)	(21,531)	19,263
Provision for income taxes	-	-	-	-	1	(1)
Net income (loss) from continuing operations	$1,436	(8,360)	9,796	(2,268)	(21,532)	19,264

BBX Capital Corporation and Subsidiaries

Interest Income

The reduction in interest income during the three and six months ended June 30, 2013 compared to the same 2012 period resulted primarily from the transfer of $297 million of commercial loans to BB&T upon the sale of BankAtlantic and the transfer of $223.8 million of commercial loans to FAR pursuant to the BB&T Transaction.  The interest income during the 2013 three and six month period consists primarily of the recognition on a cash basis of income on non-accrual loans.

Net gains on the sales of assets

The net gains on the sales of assets during the three and six months ended June 30, 2013 and 2012 were primarily gains on the sales of real estate owned properties.  Included in net gains on sales of assets during the three and six months ended June 30, 2013 was a $0.6 million gain on the sale of a commercial real estate loan held for sale.

Employee compensation and other expenses

The decrease in employee compensation and other expenses was primarily due to the elimination of BankAtlantic’s general corporate overhead, which was included in its entirety during the three months and six months ended June  30, 2012, and the reduction in BBX’s cost structure as a result of the sale of BankAtlantic.  The reduction in compensation expense was partially offset by an increase in share-based compensation costs and higher bonuses.  Compensation expense during the three months ended June 30, 2013 included $0.6 million of share-based compensation expense and $0.9 million in accrued bonuses compared to $0.2 million of share-based compensation expense and $0.1 million in accrued bonuses during the same 2012 period.  Compensation expense during the six months ended June 30, 2013 included $1.1 million of share-based compensation expense and $1.8 million in accrued bonuses compared to $0.2 million of share-based compensation expense and $0.3 million in accrued bonuses during the same 2012 period.  Occupancy and equipment expense included in other expenses declined from $1.7 million during the three months ended June 30, 2012 to $0.5 million during the same 2013 period due primarily to the relocation of BBX’s corporate headquarters.  Occupancy and equipment expense was $0.7 million during the six months ended June 30, 2013 compared to $3.9 million during the same 2012 period.

Professional fees

The $2.1 million decline in professional fees during the three months ended June  30, 2013 compared to the same 2012 period resulted primarily from $1.5 million of insurance reimbursements of litigation costs during the three months ended June 30, 2013 compared to no insurance reimbursement during the same 2012 period.

The $6.3 million decline in professional fees during the six months ended June  30, 2013 compared to the same 2012 period resulted primarily from legal costs during the 2012 period associated with the trust preferred securities litigation in Delaware which was resolved during the 2012 period.

Interest expense

Interest expense for the three and six months ended June 30, 2013 relates to interest expense recognized on two notes payable aggregating $10.4 million issued as of December 31, 2012.  The notes were issued to two third party participants in loans for which CAM was the lead lender in connection with our acquisition of the participants’ interest in a loan and certain real estate owned property. The interest expense for the three and six months ended June 30, 2012 relates to interest expense recognized on the trust preferred securities that were assumed by BB&T upon consummation of  the BB&T Transaction.

Asset Impairments

Asset impairments during the three months ended June 30, 2013 reflects allowance reversals of $10,000 on loans held for sale resulting from updated valuations.  Asset impairments during the six months ended June 30, 2013 resulted from write-downs of $1.1 million on real estate owned and allowance reversals of $0.2 million on loans held for sale, all resulting from updated valuations.  Asset impairments during the three months ended June 30, 2012 consisted of $1.8 million of real estate owned write-downs, $0.2 million of loans held for sale valuation allowances and $1.2 million recoveries associated with assets transferred to BB&T in connection with the sale of BankAtlantic. Asset impairments during the six months

BBX Capital Corporation and Subsidiaries

ended June 30, 2012 consisted of $3.5 million of real estate owned write-downs and $0.5 million of loans held for sale valuation allowances.

Asset Quality

BBX loans receivable and loans held for sale activity for the three and six months ended June 30, 2013 was as follows (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2013	June 30, 2013
Beginning of period	$53,022	56,060
Principal paydowns	(509)	(957)
Transfer to real estate owned	(761)	(2,622)
Loans held for sale valuation adjustments	10	194
Reversals (charge-offs)	27	(886)
Loan sale	(488)	(488)
End of period	$51,301	51,301

During the three months ended June 30, 2013, one commercial real estate loan was transferred to real estate owned.  The loan sale related to one commercial real estate loan that was sold for a $0.6 million gain.

During the six months ended June 30, 2013, three commercial real estate loans were transferred to real estate owned with an aggregate fair value less cost to sell of $2.6 million.

At the indicated dates, BBX’s non-accrual and repossessed assets were as follows (in thousands):

	As of
	June 30, 2013	December 31, 2012
NON-ACCRUAL LOANS
Commercial real estate (1)	$42,759	45,784
Commercial non-real estate	3,341	3,362
Total non-accrual loans	46,100	49,146
Repossessed Assets:
Commercial real estate	48,115	60,164
Total non-accrual loans
and repossessed assets	$94,215	109,310

(1)

Includes $8.1 million and $10.6 million of troubled debt restructured loans as of June 30, 2013 and December 31, 2012, respectively, and excludes $3.4 million and $4.7 million of non-accrual commercial real estate loans held for sale as of June 30, 2013 and December 31, 2012, respectively.

The change in non-accrual loans during the six months ended June 30, 2013 resulted primarily from charge-offs, loan sales and the transfer of loans to real estate owned.  The change in real estate owned reflects the transfer of $2.6 million of loans to real estate owned, $13.5 million of property sales and $1.1 million of real estate owned write-downs in connection with updated valuations on three properties.

BBX Capital Corporation and Subsidiaries

Changes in the allowance for loan losses were as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Allowance for Loan Losses:	2013	2012	2013	2012
Balance, beginning of period	$678	5,571	1,309	83,460
Charge-offs :
Commercial real estate	-	(1,778)	(913)	(52,501)
Commercial non-real estate	-	-	-	(15,562)
Total Charge-offs	-	(1,778)	(913)	(68,063)
Recoveries of loans
previously charged-off	1,224	2,019	1,924	2,241
Net recoveries (charge-offs)	1,224	241	1,011	(65,822)
Reversals of provision for loan losses	(1,031)	(627)	(1,449)	(1,392)
Transfers to assets held for sale	-	-	-	(11,061)
Balance, end of period	$871	5,185	871	5,185

The commercial real estate charge-offs during the six months ended June 30, 2013 related to three commercial real estate loans. Two of the loans were charged down $0.5 million in the aggregate due to updated valuations and the other loan was charged down by $0.4 million in connection with a short sale.

Commercial real estate charge-offs during the three months ended June 30, 2012 primarily represent declines in collateral values on collateral dependent non-accrual loans based on updated property valuations

Commercial real estate loan charge-offs during the three months ended March 31, 2012 related to charge-offs of previously established specific valuation allowances, $46.7 million of which were associated with the transition of BankAtlantic from OTS regulation to OCC regulation and the transfer of $16.3 million of commercial residential loans to held for sale.  Commercial non-real estate loan charge-offs during the three months ended March 31, 2012 included $12.5 million of charge-offs of previously established specific valuation allowances associated with the transition to OCC regulation. The remaining $2.1 million of charge-offs during 2012 related to one asset backed loan.

Reversals of provision for loan losses for the three and six months ended June  30, 2013 reflect declining commercial real estate loan balances due to loans transferring to real estate owned and loan payoffs as well as an improved historical loss experience.  Reversals of provision for loan losses during the three and six months ended June 30, 2012 reflect improved historical loss experience during 2012 and a decline in loans migrating to non-accrual status.

The recoveries of loans previously charged-off during the three and six months ended June 30, 2013 resulted primarily from cash collected on certain previously charged-off loans and related judgments which were transferred from BankAtlantic to CAM in connection with the BB&T Transaction and recoveries from loans transferring to real estate owned as the fair value of the underlying collateral less cost to sell was greater than the recorded investment on certain loans.

The allowance for loan losses of $11.1 million associated with commercial loans transferred to BB&T upon the sale of BankAtlantic was transferred to assets held for sale as of March 31, 2012.

BBX Capital Corporation and Subsidiaries

FAR Reportable Segment Loans and Real Estate Owned as of June 30, 2013 were as follows (dollars in thousands):

		Carrying
	Number	Amount
Loans receivable:
Commercial non-real estate	2	$6,824
Commercial real estate:
Residential	8	15,924
Other	19	97,567
Consumer	169	14,573
Residential:
Residential-interest only	57	16,269
Residential-amortizing	279	32,805
Total gross loans	534	$183,962
Loans held for sale:
Commercial real estate	2	$1,312
Small business	86	14,653
Total loans held for sale	88	$15,965
Real estate owned:
Commercial real estate	11	$18,810
Small business	5	1,533
Consumer	2	301
Residential	17	4,632
Tax certificates	56	545
Total real estate owned	91	$25,821

BBX Capital Corporation and Subsidiaries

FAR Results of Operations

FAR commenced operations on August 1, 2012.  The results of operations of the FAR business segment for the three and six months ended June 30, 2013 was as follows (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2013	June 30, 2013
Interest income	$2,291	4,892
Net gains on sales of assets	50	352
Other revenues	227	229
Total revenues	2,568	5,473
Provision from loan losses	1,203	2,380
Professional fees	90	224
Interest expense	954	2,020
Asset impairments	2,987	4,225
Other	1,619	3,737
Total expenses	6,853	12,586
Loss from continuing operations
before income taxes	(4,285)	(7,113)
Provision for income taxes	-	-
Net loss from continuing operations	$(4,285)	(7,113)

Interest Income

FAR’s interest income consisted of interest income of $2.0 million and $4.4 million on loans and $0.3 million and $0.4 million of interest income from tax certificates during the three and six months ended June 30, 2013, respectively.

Net gains on sales of assets

Net gains on the sales of assets resulted primarily from gains on the sales of tax certificate and residential real estate owned properties.

Other revenues

Other revenues during the three and six months ended June 30, 2013 represents rental income from a public storage operating business that was acquired through foreclosure in April 2013.

Professional fees

Professional fees primarily represent legal costs associated with collection activities.

Interest expense

Interest expense during the three and six month periods ended June  30, 2013 represented the priority return on the preferred membership interests in FAR. BBX’s 5% share of the priority return of $48,000 and $101,000 during the three and six month periods ended June  30, 2013, respectively, was eliminated in consolidation.  The priority return is LIBOR + 200 basis points per annum on the unpaid preferred membership interest preference amount. FAR utilized net cash flows primarily from asset liquidations and loan repayments to repay the preference amount and fund the priority return.  As of

BBX Capital Corporation and Subsidiaries

June  30, 2013, BB&T and BBX’s preferred membership interest preference amount in FAR was $154.5 million and $8.1 million, respectively.

Asset Impairments

Asset impairments during the three months ended June 30, 2013 consisted of $2.2 million of real estate owned impairments, $0.7 million of lower of cost or market valuation allowance adjustments on loans held for sale and $0.1 million provision for tax certificate losses.  The real estate owned impairments resulted primarily from a $2.0 million impairment on an office warehouse property based on an updated valuation.   The increase in the valuation allowance for loans held for sale resulted from a decline in small business loan valuations.

Asset impairments for the six months ended June 30, 2013 consisted of $2.3 million of real estate owned impairments, $1.5 million of lower of cost or market valuation allowance adjustments on loans held for sale and $0.4 million provision for tax certificate losses.

Other

Other expenses during the three and six months ended June 30, 2013 were as follows (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2013	June 30, 2013
Asset servicing expenses	$484	977
Foreclosure expenses	647	2,216
Foreclosed assets activity, net	24	46
Depreciation expense	108	108
Other	356	390
Total other expenses	$1,619	3,737

Asset servicing expenses were fees to third party management companies who service FAR’s loans and real estate owned.  FAR had  $197.5 million of loans and real estate owned serviced by third parties as of June 30, 2013.  Foreclosure expenses consisted primarily of real estate taxes on delinquent collateral dependent loans in foreclosure as well as legal expenses.  Included in foreclosure expenses during the six months ended June 30, 2013 were $0.8 million of bankruptcy trustee and accounting fees associated with the foreclosure of two related properties. Foreclosed assets activity, net represents real estate held for sale operating expenses net of income from operating properties. FAR’s income producing properties consist primarily of shopping centers, golf courses and office facilities with a view towards property appreciation.  Depreciation and other expenses relate primarily to the operations of two public storage rental facilities that were acquired through foreclosure in April 2013.

BBX Capital Corporation and Subsidiaries

Asset Quality

FAR’s loans receivable and loans held for sale activity for the three months ended June 30, 2013 (in thousands):

		Small
	Residential	Business	Consumer	Commercial	Total
Balance as of March 31, 2013	$51,747	17,076	16,393	144,147	229,363
Principal paydowns	(1,646)	(1,769)	(937)	(4,014)	(8,366)
Transfer to real estate owned	(1,302)	-	-	(3,933)	(5,235)
Transfer to properties and equipment	-	-	-	(12,834)	(12,834)
Loans held for sale valuation adjustments	-	(654)	-	-	(654)
Recoveries (charge-offs)	412	-	(883)	(1,739)	(2,210)
Balance as of June 30, 2013	$49,211	14,653	14,573	121,627	200,064

FAR’s loans receivable and loans held for sale activity for the six months ended June 30, 2013 (in thousands):

		Small
	Residential	Business	Consumer	Commercial	Total
Balance as of December 31, 2012	$54,786	18,781	16,907	176,087	266,561
Principal paydowns	(2,503)	(2,572)	(1,077)	(31,829)	(37,981)
Transfer to real estate owned	(3,238)	-	-	(8,113)	(11,351)
Transfer to office properties and equipment	-	-	-	(12,834)	(12,834)
Loans held for sale valuation adjustments	-	(1,556)	-	43	(1,513)
Recoveries (charge-offs)	166	-	(1,257)	(1,727)	(2,818)
Balance as of June 30, 2013	$49,211	14,653	14,573	121,627	200,064

During the second quarter of 2013, three commercial real estate loans and five residential loans serviced by others were transferred to real estate owned with a fair value less cost to sell of $3.9 million and $1.3 million, respectively.  During the three months ended June 30, 2013, FAR foreclosed on two storage facilities with a fair value of $12.8 million.  One of the properties is a traditional climate controlled storage rental facility.  The other property is a robotic high security climate controlled facility designed to store fine art, antiques, collectables, exotic cars and important documents.  FAR decided to retain and with BBX Capital’s assistance manage these facilities. The residential loan net recoveries resulted primarily from short sales and the transfer of loans to real estate owned where the fair value of the collateral less cost to sell was higher than the recorded investment of the loans.  The consumer loan net charge-offs resulted primarily from updated collateral valuations and secondarily from the valuations of loans becoming past due 120 days during the quarter.  The commercial loan net charge-offs resulted primarily from a $2.0 million charge-off of a loan secured by a hotel based on an updated valuation partially offset by recoveries on commercial loans transferred to real estate owned.

During the six months ended June 30, 2013, commercial loan principal paydowns consisted primarily of the repayment of four loans with an aggregate recorded investment of $26.2 million.  During the first six months of 2013, six commercial real estate loans and twelve residential loans serviced by others were transferred to real estate owned with a fair value less cost to sell of $8.1 million and $3.2 million, respectively.

BBX Capital Corporation and Subsidiaries

At the indicated date, FAR’s non-accrual and repossessed assets were as follows (in thousands):

	As of
	June 30, 2013	December 31, 2012
NON-ACCRUAL ASSETS
Tax certificates (1)	$1,327	6,391
Commercial real estate (2)	62,580	94,167
Consumer	6,168	7,859
Residential	43,711	44,622
Total non-accrual assets	113,786	153,039
Repossessed Assets:
Tax certificates	545	704
Commercial real estate	18,810	12,956
Residential real estate	4,632	5,802
Small business real estate	1,533	2,030
Consumer real estate	301	505
Total repossessed assets	25,821	21,997
Total	$139,607	175,036
(1)	Excludes $0.5 million of tax certificates held for sale as of June 30, 2013.
(2)	Excludes $1.3 million of loans held for sale as of June 30, 2013 and December 31, 2012, respectively.

The decline in non-accrual tax certificates resulted primarily from the charge-off of $1.7 million each of Florida and out-of-state tax certificates, and secondarily from tax certificate redemptions.  The tax certificate charge-offs had been reserved for in their entirety as of December 31, 2012.

The decrease in non-accrual loans during the six months ended June 30, 2013 resulted from charge-offs, loan repayments, and the transfer of loans to real estate owned.  The decrease in non-accrual commercial loans largely reflected the repayment of an $11.3 million commercial real estate loan and the transfer of $20.9 million of commercial real estate loans to real estate owned and properties and equipment.  The decline in non-accrual residential loans reflected the liquidation of residential loans through short sales and the transfer of loans to real estate owned. The reduction in non-accrual consumer loans was due primarily to charge-offs and secondarily to loan repayments.

The higher balance of repossessed assets at June 30, 2013 compared to December 31, 2012 resulted primarily from commercial real estate loan foreclosures partially offset by $5.1 million of sales of real estate owned.  The real estate owned sold were mainly residential properties.

FAR’s accruing impaired loans at June 30, 2013 and December 31, 2012 consisted of troubled debt restructured loans where the borrower was in compliance with the loan’s modified terms. The decline in non-accruing impaired commercial loans resulted primarily from the repayment of the $11.3 million commercial real estate loan discussed above partially offset by the transfer of two commercial real estate loans to nonaccrual due to delinquencies.

BBX Capital Corporation and Subsidiaries

FAR’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of June 30, 2013 (1)		As of December 31, 2012 (2)
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$56,712	30,025	81,603	31,633
Consumer	1,350	7,718	1,438	8,191
Residential	6,511	1,419	5,525	3,695
Total	$64,573	39,162	88,566	43,519

(1)	Excludes $3.9 million and $4.7 million of non-accrual and accruing troubled debt restructured loans held for sale, respectively, as of June 30, 2013.
(2)	Excludes $3.1 million and $4.9 million of non-accrual and accruing troubled debt restructured loans held for sale, respectively, as of December 31, 2012.

The activity in the allowance for loan losses during the three and six month period ended June 30, 2013 was as follows (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
Allowance for Loan Losses:	2013	2013
Balance, beginning of period	$4,571	4,002
Charge-offs :
Commercial real estate	(2,509)	(2,775)
Consumer	(911)	(1,287)
Residential	(59)	(448)
Total Charge-offs	(3,479)	(4,510)
Recoveries of loans
previously charged-off	2,078	2,501
Net charge-offs	(1,401)	(2,009)
Provision for loan losses	1,203	2,380
Balance, end of period	$4,373	4,373

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

The $1.2 million and $2.4 million provision for loan losses, during the three months and six months ended June 30, 2013, respectively, resulted primarily from an increase in the consumer allowance for loan losses and charge-offs partially offset by a reduction in the allowance for loan losses for commercial and residential loans due to an improved historical loss experience.

BBX Capital Corporation and Subsidiaries

BBX Capital Corporation Consolidated Financial Condition

The Company’s total assets as of June 30, 2013 were $442.0 million compared to $470.7 million as of December 31, 2012.  The decline in total assets reflects the utilization of cash proceeds from loan repayments and real estate owned sales to repay BB&T’s preferred interest in FAR partially offset by increased borrowings in connection with the Company’s investment in Woodbridge.

The changes in the components of total assets from December 31, 2012 to June 30, 2013 are summarized below:

•

Decrease in cash primarily in connection with the investment in Woodbridge and payments of BB&T’s preferred interest in FAR partially offset by proceeds from loan repayments and the sale of real estate owned,

•	Decrease in tax certificate balances primarily due to $1.5 million of redemptions and a $0.3 million provision for tax certificate losses,
•	Decline in loans held for sale resulting primarily from the transfer of commercial loans to real estate owned, sale of a $0.5 million loan and $1.2 million of impairments on loans held for sale,
•	Lower loans receivable balances reflecting $41.5 million of loan repayments, $14.0 million of loans transferring to real estate owned and $12.8 million of transfers to property and equipment,
•	Investment of $85.5 million and $3.4 million of equity earnings in Woodbridge during the three months ended June 30, 2013, partially offset by $8.8 million of dividends received from Woodbridge,
•

Decrease in real estate owned reflecting the sale of $18.9 million of properties and $3.5 million of real estate owned write-downs partially offset by the transfer of $14.1 million of loans and tax certificates to real estate owned,  and

•	Higher other asset balances resulting primarily from an investment of $1.3 million relating to a 13% interest in a real estate development joint venture.

The Company's total liabilities at June 30, 2013 were $196.6 million compared to $230.4 million at December 31, 2012.  The changes in the components of total liabilities from December 31, 2012 to June 30, 2013 are summarized below:

•	Decrease in BB&T’s preferred interest in FAR utilizing proceeds from the monetization of FAR assets,
•	Increase in note payable to Woodbridge associated with the Company’s investment in Woodbridge and the issuance of an $11.75 million note,
•	Increase in notes payable from premium amortization, and
•	Decrease in other liabilities primarily due to the payment of $3.7 million of executive bonuses accrued during 2012.

Liquidity and Capital Resources

The Company’s principal source of liquidity was its cash holdings, funds obtained from scheduled payments on and sales of its loans, loan payoffs, sales of real estate owned, income from income producing real estate and distributions received from Woodbridge.  While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital.  The balance of BB&T’s preferred membership interest in FAR was approximately $154 million at June 30, 2013.  In August 2013, FAR received full payment on a $19.7 million commercial real estate loan which proceeds upon the anticipated declaration of a distribution by the FAR Board of Managers, will further reduce BB&T’s preferred membership interest in FAR.

The Company’s cash at banks was $15.0 million at June 30, 2013, which does not include $6.8 million of cash in FAR.  The Company had $7.3 million of current liabilities as of June 30, 2013.   The Company expects that it will receive dividends from time to time from its investment in Woodbridge.  However, dividends from Woodbridge will be dependent on and subject to the results of operations, cash flows and business plans of Bluegreen, Woodbridge’s wholly owned subsidiary, as well as restrictions contained in Bluegreen’s debt facilities, and as a consequence The Company may not receive dividends from Woodbridge in the time frames or amounts anticipated, or at all. The Company also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM and BBX Partners, each of which is wholly-owned by BBX Capital, and distributions from its 5% preferred interest in the net cash flows from FAR.  The Company also may seek to obtain funds through borrowings or the issuance of equity securities. The Company anticipates

BBX Capital Corporation and Subsidiaries

utilizing these funds for general corporate purposes, including employee compensation and benefits, administrative and occupancy expenses, servicing costs and real estate owned operating expenses and, to the extent of available liquidity, to pursue its business strategy of pursuing investments, directly or through joint ventures, in real estate (which may include acquisition and/or development) and middle market operating businesses as well as specialty finance activities over time as assets are monetized.

A significant source of liquidity is the liquidation of loans and real estate owned.  During the six months ended June 30, 2013, the proceeds from the liquidation of assets was approximately $18 million for CAM and BBX Partners and $40 million for FAR.

The Company’s Contractual Obligations and Off Balance Arrangements as of June 30, 2013 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$154,478	-	-	-	154,478
Operating lease obligation	1,938	365	796	777	-
Note payable to Woodbridge	11,750	-	-	11,750	-
Notes payable	11,505	162	648	3,153	7,542
Other obligations	261	120	141	-	-
Total contractual cash obligations	$179,932	647	1,585	15,680	162,020

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

The Company’s earnings are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on the Company are unpredictable.  Changes in interest rates can impact the Company’s net interest income as well as the valuation of its assets and liabilities.  The Company’s interest rate risk position did not significantly change during the six months ended June 30, 2013.

Additionally, because a significant majority of the Company’s assets consist of loans secured by real estate and real estate owned, the Company’s financial condition and earnings are also affected by changes in real estate values in the markets where the real estate is located.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BBX Capital Corporation and Subsidiaries

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC; and John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC; 17th Judicial Circuit, Broward County, Florida.

On May 30, 2013, Haim Ronan filed a purported class action against BFC, BBX Merger Sub, BBX Capital and the members of BBX Capital’s board of directors seeking to represent BBX Capital’s shareholders in a lawsuit challenging the currently proposed merger between BBX Capital and BFC. In this action, which is styled Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC and was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Mr. Ronan asserted as a cause of action that the individual defendants breached their fiduciary duties of care, loyalty, and good faith, in part, by failing to obtain a high enough price for the shares of BBX Capital to be acquired by BFC in the merger.  Mr. Ronan also asserted a cause of action against BFC and BBX Merger Sub for aiding and abetting the alleged breaches of fiduciary duties.  Mr. Ronan is seeking an injunction blocking the proposed merger.  On May 31, 2013, in an action styled John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC and filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, John P. Lauterbach filed a purported class action against all of the defendants named in Mr. Ronan’s complaint, challenging the currently proposed merger between BFC and BBX Capital for substantially the same reasons as set forth in Mr. Ronan’s complaint, but asserting an additional, direct cause of action for breach of fiduciary duties against BFC, Alan B. Levan and John E. Abdo.  Mr. Lauterbach also added as defendants Norman H. Becker, who was appointed to BBX Capital’s board of directors on May 7, 2013, as well as John K. Grelle and Seth M. Wise, who serve as executive officers and directors of BFC and BBX Capital. The plaintiffs in the actions have moved for consolidation. BBX Capital believes the claims being asserted are without merit and intends to vigorously defend the proposed consolidated actions.

BBX Capital Corporation and Subsidiaries

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

BBX Capital Corporation

August 14, 2013	By	/s/ Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/
Chairman of the Board

August 14, 2013	By:	/s/ John K. Grelle
Date		John K. Grelle
Executive Vice President,
Chief Financial Officer