Form 10-Q
period 2013-09-30
BBX CAPITAL CORP
filed 2013-11-14
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] YES   [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Title of Each Class	Outstanding at November 4, 2013
Class A Common Stock, par value $0.01 per share	16,208,088
Class B Common Stock, par value $0.01 per share	195,045

TABLE OF CONTENTS
		Page
Part I.	FINANCIAL INFORMATION

Reference

Item 1.	Financial Statements	3-37

	Consolidated Statements of Financial Condition - September 30, 2013 and December 31,	3
	2012 - Unaudited

	Consolidated Statements of Operations - For the Three and Nine Months Ended	4
	September 30, 2013 and 2012 - Unaudited

	Consolidated Statements of Comprehensive Loss - For the Three and Nine Months	5
	Ended September 30, 2013 and 2012 - Unaudited

	Consolidated Statements of Stockholders' Equity (Deficit) - For the Nine	6
	Months Ended September 30, 2013 and 2012 - Unaudited

	Consolidated Statements of Cash Flows - For the Nine Months Ended September 30,	7
	2013 and 2012 - Unaudited

	Notes to Consolidated Financial Statements - Unaudited	8-37

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	37-52

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53

Item 4.	Controls and Procedures	53

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors	54

Item 6.	Exhibits	54

	Signatures	55

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION - UNAUDITED

	September 30,	December 31,
(In thousands, except share data)	2013	2012
ASSETS
Cash and interest bearing deposits in banks ($6,937 and $6,615 in Variable Interest Entity ("VIE"))	$25,347	62,873
Loans held for sale ($12,922 and $20,052 in VIE)	16,150	24,748
Loans receivable, net of allowance for loan losses of $4,792 and $5,311 ($129,052 and $242,506, net of allowance of $3,838 and $4,003 in VIE)	175,989	292,562
Investment in Woodbridge Holdings, LLC	80,519	-
Real estate owned ($40,793 and $21,997 in VIE)	88,125	82,161
Properties and equipment, net ($12,669 and $0 in VIE)	13,625	1,096
Other assets ($1,389 and $5,038 in VIE)	9,353	7,263
Total assets	$409,108	470,703
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC ($110,646 and $196,877 in VIE)	$110,646	196,877
Note payable to Woodbridge Holdings, LLC	11,750	-
Notes payable	10,441	10,301
Other liabilities ($14,280 and $13,603 in VIE)	24,271	23,201
Total liabilities	157,108	230,379
Commitments and contingencies (Note 10)
Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Class A common stock, $.01 par value, authorized 25,000,000
shares; issued and outstanding 15,778,088 and 15,577,464 shares	158	155
Class B common stock, $.01 par value, authorized 1,800,000
shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	344,456	331,097
Accumulated deficit	(92,616)	(90,930)
Total stockholders' equity	252,000	240,324
Total liabilities and stockholders' equity	$409,108	470,703

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
Revenues:
Interest income	$2,541	4,236	7,959	19,858
Income from unconsolidated companies	-	42	-	281
Net gains on the sales of assets	912	492	5,162	956
Other	1,502	155	2,387	251
Total revenues	4,955	4,925	15,508	21,346
Expenses:
BB&T's priority return in FAR distributions	783	1,040	2,702	1,040
Interest expense	336	1,402	839	9,695
Provision for (reversals of) loan losses	(4,433)	257	(3,502)	(1,135)
Employee compensation and benefits	3,224	6,669	9,659	16,197
Occupancy and equipment	470	627	1,201	4,486
Professional fees	2,526	1,843	5,895	11,279
Asset impairments (reversals)	(73)	1,649	5,069	4,477
Other	2,590	2,342	6,936	7,742
Total expenses	5,423	15,829	28,799	53,781
Equity earnings in Woodbridge Holdings, LLC	8,183	-	11,625	-
Income (loss) from continuing operations before income taxes	7,715	(10,904)	(1,666)	(32,435)
Provision (benefit) for income taxes	20	(12,512)	20	(12,511)
Income (loss) from continuing operations	7,695	1,608	(1,686)	(19,924)
Discontinued operations
Income from discontinued operations	-	290,227	-	285,244
Provision for income taxes	-	14,773	-	14,773
Income from discontinued operations	-	275,454	-	270,471
Net income (loss)	$7,695	277,062	(1,686)	250,547
Basic earnings (loss) per share
Continuing operations	$0.49	0.10	(0.11)	(1.27)
Discontinued operations	-	17.49	-	17.23
Basic earnings (loss) per share	$0.49	17.59	(0.11)	15.96
Diluted earnings (loss) per share
Continuing operations	$0.47	0.10	(0.11)	(1.27)
Discontinued operations	-	17.49	-	17.23
Diluted earnings (loss) per share	$0.47	17.59	(0.11)	15.96
Basic weighted average number
of common shares outstanding	15,806,836	15,748,113	15,799,315	15,702,660
Diluted weighted average number
of common and common
equivalent shares outstanding	16,525,013	15,748,113	15,799,315	15,702,660

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) - UNAUDITED

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except share and per share data)	2013	2012	2013	2012
Net income (loss)	$7,695	277,062	(1,686)	250,547
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale, net of tax	-	(75)	-	(659)
Net unrealized loss from settlement of defined benefit plan (less income tax benefit of $2,222)	-	22,428	-	22,428
Net realized (gain) on securities available for sale (less income tax benefit of $39)	-	(1,384)	-	(1,384)
Reclassification adjustments	-	21,044	-	21,044
Other comprehensive income, net of tax	-	20,969	-	20,385
Comprehensive income (loss)	$7,695	298,031	(1,686)	270,932

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2013 - UNAUDITED

				Accumulated
		Additional		Other	Total
	Common	Paid-in	(Accumulated	Comprehensive	Stockholders'
(In thousands)	Stock	Capital	Deficit)	Loss	Equity
BALANCE, DECEMBER 31, 2011	$156	329,995	(326,692)	(20,385)	(16,926)
Net income	-	-	250,547	-	250,547
Other comprehensive income	-	-	-	20,385	20,385
Share based compensation expense	1	722	-	-	723
BALANCE, SEPTEMBER 30, 2012	$157	330,717	(76,145)	-	254,729

BALANCE, DECEMBER 31, 2012	$157	331,097	(90,930)	-	240,324
Net loss	-	-	(1,686)	-	(1,686)
Investment in Woodbridge Holdings, LLC	-	13,337	-	-	13,337
Retirement of Class A common shares	(1)	(1,646)	-	-	(1,647)
Share based compensation expense	4	1,668	-	-	1,672
BALANCE, SEPTEMBER 30, 2013	$160	344,456	(92,616)	-	252,000

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Nine Months
	Ended September 30,
(In thousands)	2013	2012
Net cash (used in) provided by operating activities	$(7,057)	14,379
Investing activities:
Proceeds from redemption of tax certificates	1,967	25,660
Purchase of tax certificates	(31)	(2,073)
Proceeds from sales of tax certificates	928	-
Proceeds from maturities of securities available for sale	-	13,916
Proceeds from maturities of interest bearing deposits	496	5,655
Proceeds from sales of securities available for sale	-	32
Redemptions of FHLB stock	-	9,980
Net repayments of loans	83,380	322,050
Proceeds from the sales of loans
transferred to held for sale	1,100	1,000
Additions to real estate owned	-	(2,501)
Proceeds from sales of real estate owned	25,226	24,944
Purchases of office property and equipment	(76)	(343)
Proceeds from the sale of office properties
and equipment	-	1,168
Net cash outflow from sale of BankAtlantic	-	(1,242,931)
Investment in real estate joint venture	(1,300)	-
Investment in Woodbridge Holdings, LLC	(60,404)	-
Return of Woodbridge Holdings, LLC investment	4,972	-
Net cash provided by (used in) investing activities	56,258	(843,443)
Financing activities:
Net increase in deposits	-	178,831
Repayment of BB&T preferred interest in FAR, LLC	(86,231)	(76,014)
Net cash (used in) provided by financing activities	(86,231)	102,817
Decrease in cash and cash equivalents	(37,030)	(726,247)
Cash and cash equivalents at the beginning of period	62,377	764,636
Cash and cash equivalents at end of period	$25,347	38,389
Cash paid (received) for:
Interest on borrowings and deposits	$3,394	60,767
Income tax payments (refund)	20	(1,053)
Supplementary disclosure of non-cash investing and
financing activities:
Assumption of TruPS obligation by BB&T	-	285,000
Retirement of Class A Common Stock in connection with share based compensation withholding tax obligation	1,647	-
Loans and tax certificates transferred to REO	30,855	30,994
Loans transferred to property and equipment	12,834	-
Tax certificates transferred to tax certificates held for sale	494	-
Note payable issued in connection with the investment in Woodbridge Holdings, LLC	11,750	-
Increase in additional paid-in-capital associated with the investment in Woodbridge Holdings, LLC	13,337	-
Loans receivable transferred to loans held-for-investment	1,312	14,185
Loans receivable transferred to loans held-for-sale	-	35,209

See Notes to Consolidated Financial Statements - Unaudited

BBX Capital Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.  Presentation of Interim Financial Statements

Basis of Financial Statement Presentation – BBX Capital Corporation is referred to herein as the “Parent Company” or “BBX Capital” and, together with its subsidiaries, is referred to as “the Company”, “we”, “us,” or “our”.  BBX Capital was organized under the laws of the State of Florida in 1994. We are a Florida-based company, involved in the ownership, financing, acquisition, development and management of real estate and real estate related assets, and we are also involved in the investment in or acquisition of operating businesses. In addition, we anticipate engaging in joint venture arrangements with developers for residential and commercial development projects in which BBX Capital funds its equity investment in the real estate joint ventures through cash investments or by contributing real estate properties to a venture.

In April 2013, BBX Capital acquired a 46% equity interest in Woodbridge Holdings, LLC (“Woodbridge”).  Woodbridge’s principal asset is its ownership of Bluegreen Corporation and its subsidiaries (“Bluegreen”).  Bluegreen is a vacation ownership company with 170,000 owners and over 61 owned or managed resorts.  BFC Financial Corporation (“BFC”), the controlling shareholder of the Company, owns the remaining 54% of Woodbridge.  In October 2013, a joint venture entity owned 81% by BBX Capital and 19% by BFC acquired substantially all of the assets and certain liabilities of Renin Corp (“Renin”). Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and four current manufacturing, assembly and distribution facilities in Canada, the United States and the United Kingdom (see Note 2 Acquisitions).

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

The Company has two classes of common stock, Class A Common Stock and Class B Common Stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. BFC currently owns 100% of the Company’s Class B common stock and 52% of the Company’s outstanding Class A common stock, which represents 52% of the Company’s aggregate outstanding common stock and 72% of the voting power of the Company’s common stock.

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

BBX Capital Corporation and Subsidiaries

Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described below are collectively referred to as the “BB&T Transaction”).

Pursuant to the terms of the BB&T Transaction, BankAtlantic formed BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”). BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and real estate owned that had an aggregate carrying value on BankAtlantic’s Consolidated Statement of Financial Condition of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed $50 million of cash to FAR on July 31, 2012.  Prior to the closing of the BB&T Transaction, BankAtlantic distributed all of the membership interests in FAR to the Company.  At the closing of the BB&T Transaction, the Company transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of the Company’s then outstanding trust preferred securities (“TruPS”) obligations. The Company continues to hold the remaining 5% of FAR’s preferred membership interests. BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and the Company will thereafter own 100% of FAR through its ownership of FAR’s Class R units. The Company entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years.  At September 30, 2013, BB&T’s preferred interest in FAR was approximately $110.6 million.

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

BankAtlantic’s historical Community Banking, Investment, Capital Services and Tax Certificate reporting units are reflected as “Discontinued Operations” in the Company’s unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2012.  The Company has continued to service and manage and may originate commercial loans following the sale of BankAtlantic to BB&T. As a result, the historical operations for BankAtlantic’s commercial lending reporting unit are included in the Company’s unaudited Consolidated Statement of Operations as continuing operations for the three and nine months ended September 30, 2012.  The Consolidated Statement of Stockholders’ Equity, Consolidated Statements of Comprehensive Income and Consolidated Statement of Cash Flows remain unchanged from the historical presentation for the nine months ended September 30, 2012.

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

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of the Company's consolidated financial condition at September 30, 2013, the consolidated results of operations and consolidated statement of comprehensive income for the three and nine months ended September 30, 2013 and 2012, and the consolidated stockholders' equity and cash flows for the nine months ended September 30, 2013 and 2012.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results of operations that may be expected for the subsequent interim period during 2013 or for the year ended December 31, 2013.  The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2013.

BBX Capital Corporation and Subsidiaries

Subsequent Events - In June 2013, CAM entered into a settlement agreement with respect to litigation between CAM and Daniel S. Catalfumo and certain members of his family and affiliated entities (collectively, “Catalfumo”) relating to the Company’s lending relationship with Catalfumo. The agreement was amended on October 21, 2013.  Pursuant to the terms of the amended settlement agreement, Catalfumo has agreed to pay CAM $30 million in cash plus accrued interest, of which $22 million was paid to the Company on November 4, 2013 and the remaining $8 million payment plus accrued interest is anticipated to be repaid during the fourth quarter of 2013 and is due no later than April 10, 2014.  Catalfumo also agreed to transfer to CAM certain properties with an aggregate carrying value of $10.3 million as of September 30, 2013. The receipt by the Company of the $22 million cash payment will result in a gain of approximately $22 million in the 2013 fourth quarter.    Commencing on December 3, 2013, any portion of the remaining $8 million not paid accrues interest at 24.95% per annum.  There is no assurance that Catalfumo will make the remaining agreed upon payments and transfers in accordance with the terms of the amended settlement agreement.  If Catalfumo does not comply with the terms of the settlement agreement CAM would proceed with its litigation against Catalfumo.

On October 8, 2013, the Company granted 430,000 restricted shares of Class A common stock (“RSA”) to certain of its executive officers under the 2005 Restricted Stock and Option Plan.  The grant date fair value was calculated based on the closing price of the Company’s Class A common stock on the grant date.  The RSAs cliff vest on October 8, 2017 and had a fair value of $13.33 per share at the grant date.

In November 2013, FAR entered into a settlement agreement with a borrower providing for the payment of $23.3 million by a borrower in satisfaction of the borrower’s loan obligations.  The recorded investment on these loan obligations was $12.4 million as of September 30, 2013. The agreement requires the borrower to pay the funds to FAR during the fourth quarter of 2013.   However, there is no assurance that the borrower will make the agreed upon payment at the time or in the amount required by the settlement agreement, if at all.  Any receipt of funds by FAR would be utilized to pay FAR’s operating expenses and pay down the preferred membership interests in FAR in accordance with the terms of FAR’s operating agreement.

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

The Company’s investment in Woodbridge is accounted for under the equity method.  Under the equity method, an investment is shown on the Statement of Financial Condition of an investor as a single amount and an investor’s share of earnings or losses from its investment is shown in the Statement of Operations as a single amount.  The investment is initially measured at cost and adjusted for the investor’s share of the earnings or losses of the investee as well as dividends received from the investee.  The investor recognizes its share of the earnings or losses of an investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend.

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

BBX Capital Corporation and Subsidiaries

The following are the components of the Company’s initial investment in Woodbridge and the adjustments to the investment in Woodbridge under the equity method for the three months ended September 30, 2013 and from the date of the investment (April 2, 2013) through September 30, 2013 (in thousands).

	For the Three	From April 2, 2013
	Months Ended	Through
	September 30, 2013	September 30, 2013
Cash to Woodbridge	$-	60,404
Note payable to Woodbridge	-	11,750
Increase in additional paid-in capital	-	13,337
Investment in Woodbridge - Beginning of period	80,140	85,491
Equity earnings in Woodbridge	8,183	11,625
Dividends received from Woodbridge	(7,804)	(16,597)
Investment in Woodbridge - September 30, 2013	$80,519	80,519

The following is Woodbridge’s summarized Consolidated Statements of Operations for the three months ended September 30, 2013 and from April 2, 2013 through September 30, 2013:

Woodbridge Holdings, LLC
Consolidated Statements of Operations - Unaudited
(In thousands)
	For the Three	From April 2, 2013
	Months Ended	Through
	September 30, 2013	September 30, 2013
Revenues:
Total revenues	$148,281	280,157
Costs and expenses:
Total costs and expenses	115,420	230,801
Other income	388	746
Income from continuing operations before taxes	33,249	50,102
Provision for income taxes	(11,532)	(17,072)
Income from continuing operations	21,717	33,030
Discontinued operations:
Loss from discontinued operations, net of taxes	(192)	(270)
Net income	21,525	32,760
Net income attributable to noncontrolling interest	(3,735)	(7,487)
Net income attributable to Woodbridge	17,790	25,273
BBX Capital equity interest in Woodbridge	46%	46%
Equity earnings in Woodbridge	$8,183	11,625

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

On October 30, 2013, a newly formed joint venture entity owned 81% by the Company and 19% by BFC  acquired, through two newly formed subsidiaries (collectively, the “Purchasers”), substantially all of the assets and certain liabilities of Renin Corp (“Renin”) for approximately $14.6 million (the “Renin Transaction Consideration”). The Renin Transaction Consideration is subject to adjustment, based on the verification of Renin’s working capital as of the closing and certain post-closing indemnities.  Bluegreen funded approximately $9.4 million of the Renin Transaction Consideration in the form

BBX Capital Corporation and Subsidiaries

of a loan and revolver facility to the Purchasers. The Purchasers are seeking to refinance the Bluegreen facilities with an unrelated third party, although the Purchasers may not be successful in doing so.  The remainder of the Renin Transaction Consideration was funded $4.2 million by BBX Capital and $1.0 million by BFC pro rata in accordance with their percentage equity interests.  At closing, $1.7 million of the Renin Transaction Consideration was placed in an escrow account pending final determination of the working capital adjustment (if any) and final resolution of any indemnification obligations of Renin.

Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and four current manufacturing, assembly and distribution facilities in Canada, the United States and the United Kingdom.  The acquired assets include inventory, trade accounts receivable, property, plant and equipment and intellectual property and other intangible assets with an estimated carrying value, subject to adjustment, of $23 million. The liabilities assumed were generally those related to the Renin’s ordinary course business operations and certain accrued employee benefits.  Additionally, the Purchasers offered employment to Renin’s current employees on substantially the same terms as in effect prior to the closing.

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

Pursuant to the sale to BB&T, in addition to certain assets associated with the Company’s continuing Commercial Lending reporting unit, FAR also retained certain assets and liabilities that were associated with the Company’s disposed reporting units (Community Banking, Tax Certificates, Investments, and Capital Services reporting units). The Company determined that the ongoing cash flows relating to the retained assets of the disposed reporting units expected in future periods were not significant relative to the historical cash flows from the activities of each reporting unit; therefore, the income and expenses associated with the disposed reporting units are reported in discontinued operations for the three and nine months ended September 30, 2012.  The results of operations and cash flows associated with the retained assets associated with the disposed reporting units were included in continuing operations for the three and nine months ended September 30, 2013.

BBX Capital Corporation and Subsidiaries

The income  from Community Banking, Investments, Capital Services and Tax Certificates reporting units included in discontinued operations for the three and nine months ended September 30, 2012 was as follows (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2012	September 30, 2012
Net interest income	$5,235	37,384
Provision for loan losses	1,865	18,383
Net interest income after
provision for loan losses	3,370	19,001
Gain on sale of BankAtlantic	290,642	290,642
Total non-interest income	4,978	37,235
Total non-interest expense (1)	8,763	61,634
Income from discontinued operations
before provision for income taxes	290,227	285,244
Provision for income taxes	14,773	14,773
Income from discontinued operations	$275,454	270,471

(1) General corporate overhead was allocated to continuing operations.

4.  Variable Interest Entity - FAR

In consideration for BB&T assuming the Company’s $285.4 million in principal amount of TruPS, BB&T received from the Company at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum.  At that time, BB&T’s interest in FAR will terminate, and the Company, which initially holds a 5% preferred membership interest in the net cash flows of FAR, will thereafter own 100% of FAR. The Company provided BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery of the $285 million preference amount within seven years.  At September 30, 2013, BB&T’s preferred interest in FAR had been reduced to approximately $110.6 million.

The Company’s variable interests in FAR include its 5%  preferred membership interest in the cash flows of FAR, rights to 100% ownership of FAR, and the incremental $35 million guarantee in favor of BB&T.  The Company also services approximately $15.9 million of FAR’s commercial loans, $12.7 million of FAR’s properties and equipment and $9.7 million of FAR’s real estate owned.  The Company has a right of first refusal to acquire certain FAR commercial loans. It can also purchase certain commercial loans on a basis established in FAR’s operating agreement.

The Company determined that it was the primary beneficiary of FAR and therefore should consolidate FAR in its financial statements. This conclusion was based primarily on the determination that the Company has the right to receive any appreciation of the assets of FAR through its rights to the residual cash flows of FAR and has the obligation to absorb losses as well as its obligation under the incremental $35 million guarantee to BB&T assuring the repayment of BB&T’s preferred interest in FAR. Also contributing to the Company’s determination that it was the primary beneficiary of FAR was its ability to direct the activities relating to the commercial loans that it services, its ability to purchase certain commercial loans, and its right of first refusal in connection with the disposition of certain commercial loans.

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

BBX Capital Corporation and Subsidiaries

Company’s Consolidated Statement of Financial Condition and the priority return is considered interest expense in the Company’s Consolidated Statements of Operations.

The activities of FAR are governed by the amended and restated limited liability company agreement which grants the Board of Managers management authority over FAR.  The Board has four members, two members elected by the Company and two members elected by BB&T.  Any action on matters before the Board requires three of the members’ approval.  BB&T members will resign from the Board upon the full redemption of its preferred interest in FAR.

The carrying amount of the assets and liabilities of FAR and the classification of these assets and liabilities in the Company’s Consolidated Statements of Financial Condition was as follows (in thousands):

	September 30,	December 31,
	2013	2012
Cash and interest bearing deposits in banks	$6,937	6,615
Loans held for sale	12,922	20,052
Loans receivable, net	129,052	242,506
Real estate owned	40,793	21,997
Office properties and equipment	12,669	-
Other assets (1)	1,389	5,038
Total assets	$203,762	296,208
BB&T preferred interest in FAR, LLC	$110,646	196,877
Other liabilities	14,280	13,603
Total liabilities	$124,926	210,480

(1)  Included in other assets as of September 30, 2013 and December 31, 2012 was $0.8 million and $3.4 million of tax certificates, net of allowance of $0.6 million and $3.6 million, respectively.

Until BB&T’s preference amount is repaid, the proceeds from the monetization of FAR’s assets are restricted to  payments of expenses, including the priority return and estimated working capital requirements of FAR, and the repayment of FAR’s preferred membership interests. FAR currently anticipates making distributions at least quarterly.  The Company will receive 5% of such distributions.  FAR finances its activities through revenues from principal and interest payments received on, and the monetization of, its assets.

The Company’s maximum loss exposure in FAR if all of FAR’s assets were deemed worthless would have been  $114 million as of September 30, 2013, consisting of $79 million of net assets plus the $35 million incremental guarantee.

5.  Liquidity Considerations

The Company’s cash was $18.4 million at September 30, 2013. This does not include $6.9 million of cash held in FAR.  The Company had $9.1 million of current liabilities as of September 30,  2013.  The Company’s principal source of liquidity is its cash holdings, funds obtained from payments on and sales of its loans, loan payoffs, sales of real estate owned, income from income producing real estate, and distributions received from FAR and Woodbridge. While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to the Company. The balance of BB&T’s preferred membership interest in FAR was approximately $110.6 million at September 30, 2013.  Based on current and expected liquidity needs and sources, the Company expects to be able to meet its liquidity needs over the next twelve months.

BBX Capital Corporation and Subsidiaries

6.  Fair Value Measurement

There were no assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of September 30, 2013 or December 31, 2012.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2013 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant	Total
		for Identical	Other Observable	Unobservable	Impairments (1)
	September 30,	Assets	Inputs	Inputs	For the Nine
Description	2013	(Level 1)	(Level 2)	(Level 3)	Months Ended
Loans measured for
impairment using the fair value
of the underlying collateral	$24,154	-	-	24,154	4,565
Impaired real estate owned	48,803	-	-	48,803	2,287
Impaired loans held for sale	12,922	-	-	12,922	925
Total	$85,879	-	-	85,879	7,777

(1)

Total impairments represent the amount of losses recognized during the nine months ended September 30, 2013 on assets that were held and measured at fair value on a non-recurring basis as of September 30, 2013.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of September 30, 2013	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)
Loans measured for
impairment using the fair value
of the underlying collateral	$24,154	Fair Value of Collateral	Appraisal	$0.1 - 9.0 million (0.4 million)
Impaired real estate owned	48,803	Fair Value of Property	Appraisal	$0.1 - 12.0 million (1.9 million)
Impaired loans held for sale	12,922	Fair Value of Collateral	Appraisal	$0.1 - 2.2 million (0.4 million)
Total	$85,879

(1)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

BBX Capital Corporation and Subsidiaries

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2012 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant	Total
		for Identical	Other Observable	Unobservable	Impairments (1)
	September 30,	Assets	Inputs	Inputs	For the Three
Description	2012	(Level 1)	(Level 2)	(Level 3)	Months Ended
Impaired loans using the fair value
of the underlying collateral	$60,492	-	-	60,492	4,869
Impaired real estate owned	36,494	-	-	36,494	4,302
Impaired loans held for sale	16,559	-	-	16,559	1,097
Total	$113,545	-	-	113,545	10,268

(1)  Total impairments represent the amount of losses recognized during the nine months ended September 30, 2012 on assets that were held and measured at fair value on a non-recurring basis as of September 30, 2012.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of September 30, 2012	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)
Impaired loans using the
fair value of the underlying collateral	$60,492	Fair Value of Property	Appraisal	$0.3 - 4.6 million (3.4 million)
Impaired real estate owned	36,494	Fair Value of Property	Appraisal	$0.1 - 7.8 million (2.6 million)
Impaired loans held for sale	16,559	Fair Value of Collateral	Appraisal	$0.3 - 4.3 million (2.4 million)
Total	$113,545

(1)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell. The fair value of our loans may significantly increase or decrease based on changes in property values as our loans are primarily secured by real estate.  The Company primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an opinion of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral or properties, and we may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, we use our judgment on market conditions to adjust the most current appraisal. The sales prices may reflect prices of sales contracts not closed, and the amount of time required to sell out the real estate project may be derived from current appraisals of similar projects. The Company generally recognizes impairment losses on homogenous loans based on third party broker price opinions or automated valuation services when impaired homogenous loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discounts rates and foreclosure timeframes and exposure periods.  As a consequence, the calculation of the fair value of the collateral is considered Level 3 inputs.

BBX Capital Corporation and Subsidiaries

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

Financial Disclosures about Fair Value of Financial Instruments

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	September 30,	September 30,	Assets	Inputs	Inputs
Description	2013	2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing
deposits in banks	$25,347	25,347	25,347	-	-
Loans receivable including loans held for sale, net	192,139	208,736	-	-	208,736
Financial liabilities:
Notes payable	10,441	11,585	-	-	11,585
Note Payable Woodbridge	11,750	11,414	-	-	11,414
BB&T preferred interest in FAR	110,646	111,747	-	-	111,747

BBX Capital Corporation and Subsidiaries

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	December 31,	December 31,	Assets	Inputs	Inputs
Description	2012	2012	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing
deposits in other banks	$62,873	62,873	62,873	-	-
Loans receivable including loans held for sale, net	317,310	316,075	-	-	316,075
Financial liabilities:
Notes payable	10,301	10,301	-	-	10,301
BB&T preferred interest in FAR	196,877	201,099	-	-	201,099

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

BBX Capital Corporation and Subsidiaries

7.  Loans Receivable

The loan portfolio consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Commercial non-real estate	$10,350	12,006
Commercial real estate:
Residential	40,091	62,523
Other	70,776	151,524
Consumer	13,963	16,907
Residential:
Residential-interest only	15,117	17,798
Residential-amortizing	30,352	36,999
Total gross loans	180,649	297,757
Adjustments:
Premiums, discounts and net deferred fees	132	116
Allowance for loan losses	(4,792)	(5,311)
Loans receivable -- net	$175,989	292,562

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was (in thousands):

	September 30,	December 31,
Loan Class	2013	2012
Commercial non-real estate	$3,331	3,362
Commercial real estate:
Residential	39,080	60,937
Other	50,967	79,014
Consumer	5,796	7,859
Residential:
Interest only	14,103	16,115
Amortizing	26,070	28,507
Total nonaccrual loans	$139,347	195,794

BBX Capital Corporation and Subsidiaries

An age analysis of the past due recorded investment in loans receivable as of September 30, 2013 and December 31, 2012 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
September 30, 2013	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	1,063	2,269	3,332	7,018	10,350
Commercial real estate:
Residential	3,977	-	25,831	29,808	10,283	40,091
Other	-	323	26,676	26,999	43,777	70,776
Consumer	634	504	5,123	6,261	7,702	13,963
Residential:
Residential-interest only	39	-	12,511	12,550	2,567	15,117
Residential-amortizing	1,521	177	21,882	23,580	6,772	30,352
Total	$6,171	2,067	94,292	102,530	78,119	180,649

(1)  The Company had no loans that were past due greater than 90 days and still accruing interest as of September 30, 2013.

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2012	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$2,411	-	3,362	5,773	6,233	12,006
Commercial real estate:
Residential	842	1,716	50,634	53,192	9,331	62,523
Other	-	5,843	30,102	35,945	115,579	151,524
Consumer	677	524	7,165	8,366	8,541	16,907
Residential:
Residential-interest only	397	-	16,115	16,512	1,286	17,798
Residential-amortizing	984	1,520	28,052	30,556	6,443	36,999
Total	$5,311	9,603	135,430	150,344	147,413	297,757

(1)  The Company had no loans that were past due greater than 90 days and still accruing interest as of December 31, 2012.

BBX Capital Corporation and Subsidiaries

The activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2013 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,384	972	-	2,725	163	5,244
Charge-off :	-	(227)	-	(241)	(141)	(609)
Recoveries :	53	3,596	73	289	579	4,590
Provision:	116	(3,992)	(73)	(225)	(259)	(4,433)
Ending balance	$1,553	349	-	2,548	342	4,792
Ending balance individually
evaluated for impairment	$954	-	-	-	-	954
Ending balance collectively
evaluated for impairment	599	349	-	2,548	342	3,838
Total	$1,553	349	-	2,548	342	4,792
Loans receivable:
Ending balance individually
evaluated for impairment	$3,332	90,750	-	4,921	40,146	139,149
Ending balance collectively
evaluated for impairment	$7,018	20,117	-	9,042	5,323	41,500
Total	$10,350	110,867	-	13,963	45,469	180,649
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	(1,312)	(1,312)

BBX Capital Corporation and Subsidiaries

The activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2012 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$800	4,383	1,326	407	237	7,153
Charge-offs:	(1,376)	(558)	(1,619)	(615)	(1,091)	(5,259)
Recoveries :	421	2,992	155	40	700	4,308
Provision :	2,084	(3,371)	306	896	342	257
Discontinued operations
provision:	-	70	(168)	63	171	136
Ending balance	$1,929	3,516	-	791	359	6,595
Ending balance individually
evaluated for impairment	$1,490	1,586	-	-	-	3,076
Ending balance collectively
evaluated for impairment	439	1,930	-	791	359	3,519
Total	$1,929	3,516	-	791	359	6,595
Loans receivable:
Ending balance individually
evaluated for impairment	$6,620	176,383	-	8,010	38,904	229,917
Ending balance collectively
evaluated for impairment	$5,115	46,912	-	10,938	21,512	84,477
Total	$11,735	223,295	-	18,948	60,416	314,394
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	-	19,069	-	-	19,069
Transfer from loans held for sale	$-	-	-	-	(14,185)	(14,185)

BBX Capital Corporation and Subsidiaries

The activity in allowance for loan losses by portfolio segment for the nine months ended September 30, 2013 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,735	1,869	-	1,261	446	5,311
Charge-off :	-	(3,915)	-	(1,528)	(589)	(6,032)
Recoveries :	308	5,743	189	1,306	1,469	9,015
Provision :	(490)	(3,348)	(189)	1,509	(984)	(3,502)
Ending balance	$1,553	349	-	2,548	342	4,792
Proceeds from loan sales	$-	1,100	-	-	-	1,100
Transfer to held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	(1,312)	(1,312)

The activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2012 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$16,407	67,054	7,168	22,554	16,704	129,887
Charge-off :	(15,991)	(53,839)	(3,991)	(8,028)	(12,847)	(94,696)
Recoveries :	861	4,623	425	1,071	1,977	8,957
Provision :	2,549	(5,228)	306	896	342	(1,135)
Transfer to held for sale:	(1,897)	(9,164)	(4,454)	(20,639)	(12,491)	(48,645)
Discontinued operations
provision:	-	70	546	4,937	6,674	12,227
Ending balance	$1,929	3,516	-	791	359	6,595
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	1,000	-	-	-	1,000
Transfer to held for sale	$-	-	35,209	-	-	35,209
Transfer from loans held for sale	$-	-	-	-	(14,185)	(14,185)

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

BBX Capital Corporation and Subsidiaries

Impaired loans as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	As of September 30, 2013			As of December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$3,002	4,474	954	3,032	3,287	784
Commercial real estate:
Residential	-	-	-	637	2,172	1
Other	-	-	-	27,558	39,194	836
Consumer	1,030	3,085	1,030	-	-	-
Residential:
Residential-interest only	-	-	-	-	-	-
Residential-amortizing	-	-	-	-	-	-
Total with allowance recorded	$4,032	7,559	1,984	31,227	44,653	1,621
With no related allowance recorded:
Commercial non-real estate	$330	635	-	330	634	-
Commercial real estate:
Residential	39,080	83,998	-	64,684	141,842	-
Other	51,670	81,188	-	84,669	118,665	-
Consumer	12,098	14,931	-	16,050	20,501	-
Residential:
Residential-interest only	14,103	24,779	-	16,421	28,808	-
Residential-amortizing	27,503	42,540	-	31,896	48,820	-
Total with no allowance recorded	$144,784	248,071	-	214,050	359,270	-
Total:
Commercial non-real estate	$3,332	5,109	954	3,362	3,921	784
Commercial real estate	90,750	165,186	-	177,548	301,873	837
Consumer	13,128	18,016	1,030	16,050	20,501	-
Residential	41,606	67,319	-	48,317	77,628	-
Total	$148,816	255,630	1,984	245,277	403,923	1,621

BBX Capital Corporation and Subsidiaries

Average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2013 were (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013		September 30, 2013
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$3,003	5	3,019	89
Commercial real estate:
Residential	-	-	-	-
Other	-	-	16,384	350
Consumer	1,186	-	1,069	-
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	-	-
Total with allowance recorded	$4,189	5	20,472	439
With no related allowance recorded:
Commercial non-real estate	$330	-	330	-
Commercial real estate:
Residential	39,734	608	41,556	921
Other	52,055	313	69,373	986
Consumer	12,102	71	13,388	213
Residential:
Residential-interest only	14,106	31	14,784	59
Residential-amortizing	27,550	170	29,102	403
Total with no allowance recorded	$145,877	1,193	168,533	2,582

Commercial non-real estate	$3,333	5	3,349	89
Commercial real estate	91,789	921	127,313	2,257
Small business	-	-	-	-
Consumer	13,288	71	14,457	213
Residential	41,656	201	43,886	462
Total	$150,066	1,198	189,005	3,021

BBX Capital Corporation and Subsidiaries

Average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2012 were (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2012		September 30, 2012
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$4,339	-	4,387	29
Commercial real estate:
Residential	11,145	-	12,991	139
Other	19,988	221	19,996	658
Small business:
Real estate	-	-	-	-
Non-real estate	-	-	-	-
Consumer	-	-	-	-
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	-	-
Total with allowance recorded	$35,472	221	37,374	826
With no related allowance recorded:
Commercial non-real estate	$2,558	-	2,185	108
Commercial real estate:
Residential	51,791	124	59,559	434
Other	108,737	586	118,181	1,408
Small business:
Real estate	6,905	96	6,995	290
Non-real estate	2,279	27	2,444	86
Consumer	17,921	75	18,358	223
Residential:
Residential-interest only	20,992	-	21,841	-
Residential-amortizing	35,542	28	37,355	82
Total with no allowance recorded	$246,725	936	266,918	2,631

Commercial non-real estate	$6,897	-	6,572	137
Commercial real estate	191,661	931	210,727	2,639
Small business	9,184	123	9,439	376
Consumer	17,921	75	18,358	223
Residential	56,534	28	59,196	82
Total	$282,197	1,157	304,292	3,457

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

The Company monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a non-homogeneous real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions.  In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans remain subject to quarterly impairment analyses and adjustments.  Included in total impaired loans as of September 30, 2013 was $90.9 million of collateral dependent loans, of which $87.5 million were measured for impairment using current appraisals and $3.4 million were measured by adjusting appraisals, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date.  The loans that did not have current appraisals were adjusted down by an aggregate amount of $0.8 million based on changes in market conditions.

Credit Quality Information

The Company monitors delinquency trends, net charge-off levels, levels of impaired loans, current loan to value ratios, credit scores and general economic conditions in an effort to assess loan credit quality. The Company assesses commercial loan credit quality through accrual and non-accrual loan classifications.   Commercial loans are generally placed on non-accrual status when the full payment of the loan’s principal and interest is in doubt, which may be due to factors including material deterioration of conditions surrounding the principal source of repayment, insufficient borrower capacity to service the debt, significantly delayed property sales or development schedules, declines in the loan-to-value ratio of the loan’s collateral or delinquencies greater than ninety days.  Accruing commercial loans are generally loans in which management believes that it is probable that the Company will collect loan payments in accordance with the contractual or modified contractual terms of the loan.

The following table presents the amount of accruing and non-accruing commercial loans by loan class as of September 30, 2013 (in thousands):

T

	Commercial		Other
	Non	Commercial	Commercial
	Real Estate	Residential	Real Estate
Accruing	$7,019	1,011	19,809
Non-accruing	3,331	39,080	50,967
Total	$10,350	40,091	70,776

The following table presents the amount of accruing and non-accruing commercial loans by loan class as of December 31, 2012 (in thousands):

	Commercial		Other
	Non	Commercial	Commercial
	Real Estate	Residential	Real Estate
Accruing	$8,644	1,586	72,510
Non-accruing	3,362	60,937	79,014
Total	$12,006	62,523	151,524

BBX Capital Corporation and Subsidiaries

The Company monitors the credit quality of residential loans based on loan-to-value ratios of the underlying collateral.  Elevated loan-to-value ratios indicate the likelihood of increased credit losses upon default which results in higher loan portfolio credit risk.

The loan-to-value ratios of the Company’s residential loans were as follows (in thousands):

	As of September 30, 2013 (1)		As of December 31, 2012 (2)
	Residential	Residential	Residential	Residential
Loan-to-value ratios	Interest Only	Amortizing	Interest Only	Amortizing
<=60%	$412	8,436	413	6,762
60.1% - 70%	392	2,940	945	1,922
70.1% - 80%	1,247	4,292	1,082	4,044
80.1% - 90%	2,623	4,557	1,584	5,300
>90%	10,443	10,127	13,774	18,971
Total	$15,117	30,352	17,798	36,999

(1)   Loan-to-value ratios for the majority of the portfolio were obtained during the second quarter of 2013 based on broker price opinions.

(2)  Loan-to-value ratios for the majority of the portfolio were obtained during the fourth quarter of 2012 based on broker price opinions.

The Company monitors the credit quality of its portfolio of consumer loans utilizing borrower FICO scores. The FICO scores of the Company’s consumer loans were as follows (in thousands):

	Consumer Loans
	September 30,	December 31,
FICO Scores	2013 (1)	2012 (2)
Unavailable	$349	233
<500	919	449
500-619	8,344	10,241
620-679	2,834	2,531
>679	1,517	3,453
	$13,963	16,907

(1)  FICO scores for the majority of the portfolio were obtained during the third quarter of 2013.

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

BBX Capital Corporation and Subsidiaries

Consumer and residential troubled debt restructured loans had no financial statement effect because the affected loans were generally on non-accrual status and measured for impairment before the restructuring. The financial statement effects of commercial and small business troubled debt restructured loans was the establishment of specific valuation allowances, if any, in place of the general allowance for those loans that had not already been placed on nonaccrual status. There was an impact to the allowance for loan losses associated with loans for which concessions were made, as the concessions generally resulted from the expectation of slower future cash flows.

There were no troubled debt restructurings during the three and nine months ended September 30, 2013.  During the three months ended September 30, 2012, the Company modified two non-real estate small business loans with a recorded investment of $296,000 in a troubled debt restructuring.  During the nine months ended September 30, 2012, two small business real estate loans, two small business non-real estate loans, one consumer loan and one residential amortizing loan with recorded investments of $342,000,  $296,000,  $47,000 and $62,000, respectively, were modified in troubled debt restructurings.

There were no loans modified in troubled debt restructurings since January 1, 2012 that experienced a payment default during the three and nine months ended September 30, 2013.

There was one residential commercial real estate loan and two other commercial real estate loans with recorded investments of $6.9 million and $22.1 million, respectively, that were modified in troubled debt restructurings since January 1, 2011 that experienced a payment default during the three months ended September 30, 2012.

There were two residential amortizing loans, two residential interest only loans, one residential commercial real estate loan and two other commercial real estate loans with recorded investments of $177,000,  $247,000,  $6.9 million and $22.1 million, respectively, that were modified in troubled debt restructurings since January 1, 2011 that experienced a payment default during the nine months ended September 30, 2012.

Loans held for sale

Loans held for sale as of September 30, 2013 consisted of $12.9 million of small business loans and $3.2 million of commercial real estate loans.  Loans held for sale as of December 31, 2012 consisted of $18.8 million of small business loans and $6.0 million of commercial real estate loans.

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

In March 2008, BankAtlantic entered into an agreement with BFC to provide information technology support in exchange for monthly payments by BFC to BankAtlantic. In May 2008, BankAtlantic also entered into a lease agreement with BFC under which BFC paid BankAtlantic monthly rent for office space in BankAtlantic’s corporate headquarters.  The Company maintained service agreements with BFC pursuant to which BFC provided human resources, risk management and investor relations services to the Company for which  BFC was reimbursed based on its cost.  During the second quarter of 2010, BankAtlantic and the Parent Company entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned.  BFC was compensated $12,500 per month by each of BankAtlantic and the Parent Company and, if BFC’s efforts resulted in net recoveries of any non-performing loan or the sale of real estate owned, it received a fee equal to 1% of the net value recovered. During the three and nine months ended September 30, 2012, the Company incurred $25,000 and $260,000, respectively, of real estate advisory service fees under this agreement. Each of these agreements was terminated effective upon the closing of the BB&T Transaction.

Effective December 1, 2012, the Company entered into an agreement with BFC under which the Company provides office facilities and is reimbursed by BFC based on cost.  BFC also provides risk management services to the Company and BFC is reimbursed by the Company based on cost. The Company’s employees are provided health insurance under policies maintained by Bluegreen for which Bluegreen is reimbursed at cost.

BBX Capital Corporation and Subsidiaries

The table below shows the effect of service arrangements with related parties on the Company’s consolidated statements of operations for the three and nine months ended September  30, 2013 and 2012 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Other revenues	$104	25	322	205
Expenses:
Employee compensation
and benefits	(55)	(2)	(136)	(19)
Other - back-office support	(48)	(80)	(139)	(884)
Net effect of affiliate transactions
before income taxes	$1	(57)	47	(698)

On April 2, 2013, the Company issued to Woodbridge an $11.75 million note payable in connection with the Company’s acquisition of its 46% equity interest in Woodbridge.  During the three and nine months ended September 30, 2013, the Company recognized $147,000 and $294,000, respectively, of interest expense in connection with the Woodbridge note payable.

The Company, in prior periods, issued options to acquire shares of the Company’s Class A Common Stock and granted awards of restricted Class A Common Stock to employees of BFC. Additionally, with respect to employees of the Company who were transferred to affiliated companies, the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees.  During the year ended December 31, 2010, the Company granted 15,000 restricted stock awards to BFC employees who performed services for the Company. These stock awards vest pro-rata over a four year period.  The Company recorded $2,000 and $19,000 of expenses relating to all options and restricted stock awards held by employees of affiliated companies for the three and nine months ended September 30, 2012, respectively.

As disclosed in Note 1 above, on May 7, 2013, BBX Capital entered into the Merger Agreement with BFC and Merger Sub, a wholly owned subsidiary of BFC, pursuant to which BBX Capital will be merged with and into Merger Sub, with Merger Sub surviving as a wholly owned subsidiary of BFC, and BBX Capital shareholders, other than BFC, will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of BBX Capital’s Class A Common Stock held at the effective time of the Merger.

As disclosed in Note 2 above, on October 30, 2013, a newly formed joint venture entity owned 81% by the Company and 19% by BFC acquired, through two newly formed subsidiaries, substantially all of the assets and certain liabilities of Renin for approximately $14.6 million. Bluegreen funded approximately $9.4 million of the Renin Transaction Consideration in the form of a loan and revolver facility and the remaining Renin Transaction Consideration was funded $4.2 million by BBX Capital and $1.0 million by BFC pro rata in accordance with their percentage equity interests.

9.   Segment Reporting

The information provided for segment reporting is based on internal reports utilized by management. Results of continuing operations are reported through two reportable segments: BBX and FAR. The BBX reportable segment includes the results of operations of CAM and the activities of BBX Partners for the three and nine months ended September 30, 2013. BBX Partners is a  wholly owned subsidiary of BBX Capital and its primary assets are non-performing commercial loans and real estate owned.  BBX’s activities subsequent to the consummation of the BB&T Transaction as of July 31, 2012 consisted of activities associated with BBX Partners’ and CAM’s portfolio of loans receivable, real estate properties, and a portfolio of previously charged off loans as well as pursing equity and debt investment opportunities in real estate and middle market operating businesses.  During the three months ended September 30, 2013, the BBX reportable segment also included equity earnings from its investment in Woodbridge.

BBX Capital Corporation and Subsidiaries

BBX’s activities during the three and nine months ended September 30, 2012 consisted of those related to BankAtlantic’s Commercial Lending reporting unit and BBX Partner’s assets. The activities related to the commercial loan portfolios included renewing, modifying, collecting, extending, refinancing and making protective advances on these loans, as well as managing and liquidating real estate properties acquired through foreclosure.

The FAR reportable segment consists of the activities associated with overseeing the management and monetization of its assets with a view towards the repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.

Prior to commencement of FAR’s operations on August 1, 2012, the Company had one segment reported as continuing operations. As such, segment reporting for BBX is for the three and nine months ended September 30, 2012 and for  the FAR reporting segment is for the two months ended September 30, 2012 in the following table for the 2012 periods.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Intersegment transactions are eliminated in consolidation.

BBX Capital Corporation and Subsidiaries

The Company evaluates segment performance based on segment net income from continuing operations after tax.  The table below is segment information for segment net income from continuing operations for the three and nine months ended September  30, 2013 (in thousands):

			Adjusting and
			Elimination	Segment
For the Three Months Ended:	BBX	FAR	Entries	Total
September 30, 2013:
Interest income	$97	2,444	-	2,541
Net (losses) gains on sales of assets	(253)	1,165	-	912
Other revenues	171	1,372	(41)	1,502
BB&T's priority return in FAR distributions	-	(824)	41	(783)
Interest expense	(336)	-	-	(336)
Reversals of loan losses	538	3,895	-	4,433
Asset impairments	695	(622)	-	73
Other expenses	(6,355)	(2,455)	-	(8,810)
Equity earnings in Woodbridge	8,183	-	-	8,183
Segment income (loss) before income taxes	2,740	4,975	-	7,715
Provision for income tax	-	20	-	20
Net income (loss)	$2,740	4,955	-	7,695
Total assets	$438,709	203,762	(233,363)	409,108
Equity method investments
included in total assets	$80,519	-	-	80,519
Expenditures for segment assets	$3	52	-	55
Depreciation and amortization	$55	109	-	164

			Adjusting and
			Elimination	Segment
For the Nine Months Ended:	BBX	FAR	Entries	Total
September 30, 2013:
Interest income	$623	7,336	-	7,959
Net gains on sales of assets	3,645	1,517	-	5,162
Other revenues	928	1,601	(142)	2,387
BB&T's priority return in FAR distributions	-	(2,844)	142	(2,702)
Interest expense	(839)	-	-	(839)
Reversals (provision) for loan losses	1,987	1,515	-	3,502
Asset impairments	(222)	(4,847)	-	(5,069)
Other expenses	(17,275)	(6,416)	-	(23,691)
Equity earnings in Woodbridge	11,625	-	-	11,625
Segment loss before income taxes	472	(2,138)	-	(1,666)
Provision for income tax	-	20	-	20
Net income (loss)	$472	(2,158)	-	(1,686)
Expenditures for segment assets	$24	52	-	76
Depreciation and amortization	$163	217	-	380

BBX Capital Corporation and Subsidiaries

			Adjusting and
			Elimination	Segment
For the Three Months Ended:	BBX	FAR	Entries	Total
September 30, 2012:
Interest income	$2,270	1,966	-	4,236
Net gains on sales of assets	164	328	-	492
Other revenues	252	-	(55)	197
BB&T's priority return in FAR distributions	-	(1,095)	55	(1,040)
Interest expense	(1,402)	-	-	(1,402)
Reversals (provision) for loan losses	(1,324)	1,067	-	(257)
Asset impairments	(1,083)	(566)	-	(1,649)
Other expenses	(10,801)	(680)	-	(11,481)
Segment income (loss) before income taxes	$(11,924)	1,020	-	(10,904)
Provision for income tax	(12,904)	392	-	(12,512)
Net income	$980	628	-	1,608
Total assets	$422,513	316,287	(250,446)	488,354

			Adjusting and
			Elimination	Segment
For the Nine Months Ended:	BBX	FAR	Entries	Total
September 30, 2012:
Interest income	$17,892	1,966	-	19,858
Net gains on sales of assets	628	328	-	956
Other revenues	587	-	(55)	532
BB&T's priority return in FAR distributions	-	(1,095)	55	(1,040)
Interest expense	(9,695)	-	-	(9,695)
Reversals (provision) for loan losses	68	1,067	-	1,135
Asset impairments	(3,911)	(566)	-	(4,477)
Other expenses	(39,024)	(680)	-	(39,704)
Segment income (loss) before income taxes	$(33,455)	1,020	-	(32,435)
Provision for income tax	(12,903)	392	-	(12,511)
Net income (loss)	$(20,552)	628	-	(19,924)

10.  Commitments and Contingencies

  The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its business operations.   Although the Company believes it has meritorious defenses in all current legal actions, the outcome of litigation matters and timing of ultimate resolution are inherently uncertain and difficult to predict.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of September 30, 2013 were not material to the Company’s financial

BBX Capital Corporation and Subsidiaries

statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimated. Management currently estimates the aggregate range of reasonably possible losses of up to $4.4 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of September 30, 2013. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

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

The following is a description of certain on-going litigation matters:

BBX Shareholders Lawsuit Challenging the Merger with BFC

On May 30, 2013, Haim Ronan filed a purported class action against BFC, BBX Merger Sub, BBX Capital and the members of BBX Capital’s board of directors seeking to represent BBX Capital’s shareholders in a lawsuit challenging the currently proposed merger between BBX Capital and BFC. In this action, which is styled Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC and was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Mr. Ronan asserted as a cause of action that the individual defendants breached their fiduciary duties of care, loyalty, and good faith, in part, by failing to obtain a high enough price for the shares of BBX Capital to be acquired by BFC in the merger.  Mr. Ronan also asserted a cause of action against BFC and BBX Merger Sub for aiding and abetting the alleged breaches of fiduciary duties.  Mr. Ronan is seeking an injunction blocking the proposed merger.  On May 31, 2013, in an action styled John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC and filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, John P. Lauterbach filed a purported class action against all of the defendants named in Mr. Ronan’s complaint, challenging the currently proposed merger between BFC and BBX Capital for substantially the same reasons as set forth in Mr. Ronan’s complaint, but asserting an additional, direct cause of action for breach of fiduciary duties against BFC, Alan B. Levan and John E. Abdo.  Mr. Lauterbach also added as defendants Norman H. Becker, who was appointed to BBX Capital’s board of directors on May 7, 2013, as well as John K. Grelle and Seth M. Wise, who serve as executive officers and directors of BFC and BBX Capital.  The plaintiffs in the actions moved for consolidation, which defendants did not oppose.  On September 4, 2013, the Court entered an order consolidating the Lauterbach and Ronan actions into a single action styled In re BBX Capital Corporation Shareholder Litigation, with the complaint filed in the Lauterbach action being deemed the operative complaint.  Discovery was stayed pending a ruling on Defendants’ motion to dismiss.  Plaintiffs filed an amended complaint on October 11, 2013 in response to Defendants’ motion to

BBX Capital Corporation and Subsidiaries

dismiss.  Defendants intend to file a motion to dismiss the amended complaint.  BBX Capital believes the claims to be without merit and intends to vigorously defend the action.

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

Discovery in the action is now closed.  The Court has denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.  The grant of partial summary judgment does not resolve any of the SEC’s claims in its favor; with respect to Mr. Alan Levan’s answer on the July 25, 2007 conference call, the jury will still determine issues relating to materiality and scienter.  Due to pending and unresolved motions regarding the admissibility of expert testimony, the case has been continued and is currently set for trial during the two-week period beginning on January 13, 2014.  BBX Capital believes the claims to be without merit and intends to vigorously defend the actions.

 BBX Shareholders Lawsuit Seeking to Block the sale of BankAtlantic to BB&T under the Agreement

On April 5, 2012, J. Phillip Max filed a class action complaint in the Circuit Court for the Seventeenth Judicial Circuit in Broward County, Florida against Alan Levan, Jarett Levan, John Abdo, Steven Coldren, D. Keith Cobb, Charles C. Winningham II, Bruno Di Giulian, Willis Holcombe, David Lieberman, BankAtlantic Bancorp, Inc., BFC Financial Corporation, and BB&T Corporation.  The complaint alleges that the individual defendants breached their fiduciary duties of care, good faith and loyalty by causing or permitting BBX Capital to sell BankAtlantic.  The complaint further alleges that BBX Capital, BFC and BB&T aided and abetted these breaches of fiduciary duty. The complaint seeks declaratory and equitable relief, including an injunction against the proposed transaction between BBX Capital and BB&T, as well as seeking damages.  As a consequence of the consummation of the sale of BankAtlantic to BB&T much of the complaint was rendered moot.  On June 26, 2013, the case was dismissed without prejudice.

New Jersey Tax Sales Certificates Antitrust Litigation

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly owned subsidiary of CAM, among others as defendants.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction. BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended  Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs’ counsel has indicated that plaintiffs intend to refile an amended complaint.  BBX Capital believes the claims to be without merit and intends to vigorously defend the actions.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BBX Capital and its subsidiaries for the three and nine months ended September 30, 2013.

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and include words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Future results could differ materially as a result of a variety of risks and uncertainties, many of which are outside of the control of management. These risks and uncertainties include, but are not limited to the impact of economic, competitive and other factors affecting the Company and its assets, including the impact of continued decreases in real estate values or sustained high unemployment rates on our business generally, the ability of our borrowers to service their obligations and the value of collateral securing our loans; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact of the economy and real estate market values on our assets and the credit quality of our loans; the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; the impact of and expenses associated with litigation including but not limited to litigation brought by the SEC; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities; and the risks associated with the impact of periodic valuation of our assets for impairment. Past performance and perceived trends may not be indicative of future results.  In addition, this document contains forward looking statements relating to the Company’s ability to successfully implement its currently anticipated business plans, which may not be realized as anticipated, if at all, and that the Company’s anticipated investments in operating businesses may not achieve the returns anticipated or may not be profitable, including the Company’s investment in Woodbridge Holdings, LLC and its acquisition with BFC of Renin Corp.; that the assets retained by the Company in CAM and FAR may not be monetized at the values currently ascribed to them, and that the assets retained by FAR may not be monetized in amounts sufficient to repay BB&T’s full preference amount. The Company’s investment in Woodbridge, which owns Bluegreen Corporation, exposes the Company to risks inherent in the time-share industry, which risks are identified in Bluegreen’s Annual Report on From 10-K filed on April 1, 2013 and in BFC’s Quarterly Reports on Form 10-Q filed with the SEC and available on the SEC’s website www.sec.gov.  The Company’s acquisition with BFC of Renin Corp will expose it to the risks of Renin Corp’s business as well as the risk that the integration of Renin Corp may not be completed effectively or on a timely basis, and that the Company may not realize any anticipated benefits or profits from the transaction. This document also contains forward looking statements regarding the Company’s proposed Merger with BFC which is subject to risks relating to the ability to realize the expected benefits from the Merger, the ability of the parties to satisfy all of the conditions to the closing of the Merger, including BFC’s

BBX Capital Corporation and Subsidiaries

ability to obtain the listing of its Class A Common Stock on a national securities exchange (or qualified interdealer quotation system), litigation that has been brought challenging the Merger, and that the Merger may not otherwise be consummated in accordance with its terms, or at all.  In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and the quarterly report on Form 10-Q for the quarter ended June 30, 2013 and March 31, 2013. The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements which involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the Consolidated Statements of Operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, the valuation of loans held for sale, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions and accounting for contingencies. The two accounting policies that we have identified as critical accounting policies are allowance for loan losses and impairment of long-lived assets including real estate acquired in connection with foreclosure or in satisfaction of loans. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

BBX Capital Business Strategy

The majority of BBX Capital’s assets do not generate income on a regular or predictable basis. Recognizing the nature of BBX Capital’s assets, our goal is to build long-term value.  We do not expect to generate significant revenue from the legacy BankAtlantic assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. BBX Capital is currently utilizing the cash flow from the monetization of its assets to pay operating expenses and to invest in income producing real estate, real estate developments, real estate joint ventures and middle market operating businesses.  BBX Capital is seeking to balance its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or through a joint venture).  As previously indicated, the Company has invested $71.75 million to acquire a 46% interest in Woodbridge in connection with Woodbridge’s acquisition of all of the outstanding capital stock of Bluegreen not owned by it.  In October 2013, the Company through a newly formed joint venture entity owned 81% by the Company and 19% by BFC acquired substantially all of the assets and certain liabilities of Renin Corp. The Company is actively pursuing other operating businesses and anticipates funding investments and operations through the monetization of its assets, cash flows from its 5% preferred interest in FAR, returns from its investments, such as dividends from its investment in Woodbridge, borrowings and through joint venture partners or solicitation of funds from investors.

The Company is engaged in land entitlement activities on certain properties that we acquired through foreclosure and anticipate moving forward with land development projects which may include selling or leasing the improved properties to third parties or pursuing joint ventures with developers for the development of residential and commercial real estate projects involving the contribution of these properties by us as well as potential cash investments in such projects.  We are also exploring potential investments in joint venture real estate projects that include real estate held by a joint venture partner or to be acquired from unrelated parties.  Furthermore, as a result of the substantial decline in real estate values in prior periods, the majority of our non-performing commercial real estate loans and real estate owned were written down to the then prevailing estimated fair values of the collateral less costs to sell.  We are observing improvements generally in real estate markets and believe that the underlying collateral securing certain of our commercial real estate loans and our real estate owned carrying values may be below current market values.   Additionally, this recovery in the real estate market has favorably affected the financial condition of our borrowers and we are aggressively pursuing our borrowers and/or guarantors in order to maximize our recoveries through cash settlements, loan workout arrangements or participation interests in the development or performance of the collateral.  If we are successful in our efforts, we may recognize gains to the extent that the amounts we collect exceed the carrying value of our commercial loans and real estate owned.  Due to the nature of these activities, we do not expect to generate revenues or earnings on a predictable or consistent basis.

BBX Capital Corporation and Subsidiaries

Accordingly we expect our results of operations to vary significantly on a quarterly basis and we may continue to experience losses in subsequent periods.

Consolidated Results of Operations

The Company reports its consolidated results of operations in two reportable segments, BBX and FAR.  The BBX reportable segment consists of the activities associated with CAM’s and BBX Partner’s portfolios of loans receivable, real estate properties, and a portfolio of BankAtlantic previously charged-off loans retained by CAM in the BB&T Transaction. As of April 2013, the BBX segment also includes the Company’s investment in Woodbridge.  BBX’s primary business activities relate to:  managing and, where appropriate, monetizing its portfolio of loans receivable; managing and, where appropriate, monetizing or developing its portfolio of real estate properties;  maximizing the cash flows from its portfolio of charged-off loans and judgments; and pursuing equity and debt investment opportunities in real estate and middle market operating businesses.

The FAR reportable segment consists of the activities associated with overseeing the management and monetization of the assets held by FAR with a view to repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets. FAR’s activities commenced on August 1, 2012.

The results of operations of BBX for the three and nine months ended September 30, 2012 include the operations of BBX Capital and its subsidiaries other than BankAtlantic and the operations of BankAtlantic’s Commercial Lending reporting unit and include all of BankAtlantic’s general corporate overhead for the seven months ended July 31, 2012.

Income (loss) from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended September 30,
	2013	2012	Change
BBX	$2,740	(11,924)	14,664
FAR	4,975	1,020	3,955
Income (loss) from continuing operations before provision (benefit for income taxes	7,715	(10,904)	18,619
Provision (benefit) for income taxes	20	(12,512)	12,532
Income from continuing operations	$7,695	1,608	6,087

For the Three Months Ended September  30, 2013 Compared to the Same 2012 Period:

Summary Results of Operations – BBX Reportable Segment

The improvement in the BBX segment’s performance during the 2013 third quarter compared to the same 2012 quarter was primarily the result of equity earnings from the investment in Woodbridge and lower compensation expense, interest expense, asset impairments, provision for loan losses and operating expenses partially offset by lower interest income.

During the three months ended September 30, 2013, equity earnings in Woodbridge were $8.2 million. The Company invested in Woodbridge in April 2013 and, accordingly, there were no equity earnings from Woodbridge during the 2012 period.  The lower compensation expense during 2013 primarily resulted from a $3.6 million executive management bonus accrual during the three months ended September 30, 2012 compared to an executive bonus accrual of $0.9 million during the same 2013 period.  The reversals of provision for loan losses for the three months ended September 30, 2013 reflect recoveries on commercial real estate loans of $0.3 million as well as $0.3 million of recoveries associated with the charged off portfolio compared to net charge-offs of $58,000 during the same 2012 period.  The lower asset impairments during the three months ended September 30, 2013 reflect reversals of valuation allowances on loans held for sale and real estate owned due to updated valuations.  Interest expense declined by $1.1 million during the 2013 quarter compared to the same 2012 period resulting primarily from the assumption by BB&T of all of BBX’s trust preferred securities obligations upon the consummation of the BB&T Transaction as of July 31, 2012.  The lower operating expenses

BBX Capital Corporation and Subsidiaries

reflects the elimination of BankAtlantic’s general corporate overhead as of August 1, 2012, which was included in its entirety during the one month ended July 31, 2012.  BBX’s cost structure changed significantly as a result of the sale of BankAtlantic as BBX relocated its corporate headquarters and reduced the number of employees to 31.  These reductions in expenses were partially offset by a $2.2 million decrease in interest income resulting primarily from the transfer of $297 million of BankAtlantic’s commercial loans to BB&T and the transfer of $223.8 million of BankAtlantic’s commercial loans to FAR in connection with the sale of BankAtlantic in the BB&T Transaction.

Summary Results of Operations – FAR Reportable Segment

The FAR segment’s income from continuing operations during the three months ended September 30, 2013 resulted primarily from recoveries associated with commercial loan repayments and sales of charged off tax certificates.  During the three months ended September 30, 2013, FAR received payments on three non-accrual loans resulting in $3.3 million of reversals of provision for loan losses and $0.6 million of interest income.  FAR recognized $0.9 million of other income in connection with a settlement agreement entered into with a borrower and a third party.  FAR also sold tax certificates during the third quarter of 2013 for a $0.9 million gain.  FAR expenses during the third quarter of 2013 consisted primarily of asset servicing fees,  foreclosure expenses and costs to operate two public storage facilities.

The FAR segment’s income from continuing operations during the two months ended September 30, 2012 resulted primarily from interest income and reversals of provision for loan losses partially offset by BB&T’s priority return, foreclosure expenses and servicing expenses.  Reversals of provision for loan losses related primarily to commercial loan short sales at amounts higher than the loans’ carrying values and cash settlements with borrowers in connection with obtaining deeds in lieu of foreclosure on commercial loans.

For the Nine Months Ended September  30, 2013 Compared to the Same 2012 Period (in thousands):

	For the Nine Months Ended September 30,
	2013	2012	Change
BBX	$472	(33,455)	33,927
FAR	(2,138)	1,020	(3,158)
Loss from continuing operations
before provision for income taxes	(1,666)	(32,435)	30,769
Provision (benefit) for income taxes	20	(12,511)	12,531
Loss from continuing operations	$(1,686)	(19,924)	18,238

Summary Results of Operations – BBX Reportable Segment

The improvement in the BBX segment’s loss from continuing operations during the nine months ended September 30, 2013 compared to the same 2012 period was primarily the result of the items discussed above for the three months ended September 30, 2013 as well as lower professional fees reflecting legal costs incurred during the nine months ended September 30, 2012 in connection with the litigation in Delaware brought by holders of interests in the Company’s trust preferred securities and certain trustees challenging the BB&T Transaction. Such costs included reimbursements to the trustees for their legal fees and related expenses in the litigation.

BBX Capital Corporation and Subsidiaries

BBX Reportable Segment Loans and Real Estate Owned as of September 30, 2013 were as follows (dollars in thousands):

		Carrying
	Number	Amount
Loans receivable:
Commercial non-real estate	3	$3,331
Commercial real estate:
Residential	4	28,738
Other	4	15,820
Total gross loans	11	$47,889
Loans held for sale:
Commercial real estate	1	$3,228
Real estate owned:
Commercial real estate	20	$47,331

BBX Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the BBX business segment (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2013	2012	Change	2013	2012	Change
Interest income	$97	2,270	(2,173)	623	17,892	(17,269)
Net (losses) gains on sales of assets	(253)	164	(417)	3,645	628	3,017
Other	171	252	(81)	928	587	341
Total revenues	15	2,686	(2,671)	5,196	19,107	(13,911)
(Reversals) provision for loan losses	(538)	1,324	(1,862)	(1,987)	(68)	(1,919)
Employee compensation	3,186	6,669	(3,483)	9,621	16,197	(6,576)
Professional fees	1,990	1,614	376	5,134	11,050	(5,916)
Interest expense	336	1,402	(1,066)	839	9,695	(8,856)
Asset impairments	(695)	1,083	(1,778)	222	3,911	(3,689)
Other	1,179	2,518	(1,339)	2,520	11,777	(9,257)
Total expenses	5,458	14,610	(9,152)	16,349	52,562	(36,213)
Equity earnings in Woodbridge	8,183	-	8,183	11,625	-	11,625
Income (loss) from continuing operations before income taxes	2,740	(11,924)	14,664	472	(33,455)	33,927
Provision for income taxes	-	(12,904)	12,904	-	(12,903)	12,903
Net income (loss) from continuing operations	$2,740	980	1,760	472	(20,552)	21,024

Interest Income

The reduction in interest income during the three and nine months ended September 30, 2013 compared to the same 2012 period resulted primarily from the transfer of $297 million of BankAtlantic’s commercial loans to BB&T and the

BBX Capital Corporation and Subsidiaries

transfer of $223.8 million of BankAtlantic’s commercial loans to FAR in connection with the sale of BankAtlantic in the BB&T Transaction as of July 31, 2012.  The interest income during the 2013 three and nine month period consisted primarily of the recognition on a cash basis of income on non-accrual loans.

Net gains on the sales of assets

The net gains on the sales of assets during the three and nine months ended September 30, 2013 and 2012 were primarily gains/losses on the sales of real estate owned properties.  Included in net gains on sales of assets during the three and nine months ended September 30, 2013 was a $0.6 million gain on the sale of a commercial real estate loan held for sale.

Employee compensation and other expenses

The decrease in employee compensation during the three months ended September 30, 2013 compared to the same 2012 period resulted primarily from a decline in executive bonus accruals from $3.6 million during the three months ended September 30, 2012 to $0.9 million during the same 2013 period.  The decrease in employee compensation and other expenses during the nine months ended September 30, 2013 was primarily due to the elimination of BankAtlantic’s general corporate overhead, which was included in its entirety during the seven months ended July 31, 2012, and the reduction in BBX’s cost structure as a result of the sale of BankAtlantic.  The reduction in compensation expense was partially offset by an increase in share-based compensation costs.  Compensation expense during the three and nine months ended September 30, 2013 included $0.6 million and $1.7 million of share-based compensation expense, respectively, compared to  $0.4 million and $0.7 million of share-based compensation expense during the three and nine months ended September 30, 2012.  Occupancy and equipment expense included in other expenses declined from $0.6 million and $4.5 million during the three and nine months ended September 30, 2012 to $0.3 million and $0.7 million during the same 2013 periods, respectively, due primarily to the relocation of BBX’s corporate headquarters.

Professional fees

The increase in professional fees during the three months ended September 30, 2013 compared to the same 2012 period resulted primarily from legal fees associated with the SEC civil action and increased foreclosure costs.

The $5.9 million decline in professional fees during the nine months ended September 30, 2013 compared to the same 2012 period resulted primarily from legal costs during the 2012 period associated with the trust preferred securities litigation in Delaware which was resolved during the 2012 period.

Interest expense

Interest expense for the three and nine months ended September 30, 2013 relates to interest expense recognized on two notes payable aggregating $10.4 million issued as of December 31, 2012.  The notes were issued to two third party participants in loans for which CAM was the lead lender in connection with our acquisition of the participants’ interest in a loan and certain real estate owned property. The interest expense for the three and nine months ended September 30, 2012 relates to interest expense recognized on the trust preferred securities that were assumed by BB&T upon consummation of  the BB&T Transaction.

Asset Impairments (reversals)

Asset impairment reversals during the three months ended September 30, 2013 reflect real estate owned allowance reversals resulting from updated valuations.   Asset impairments during the nine months ended September 30, 2013 resulted from net impairment of $0.4 million on real estate owned and allowance reversals of $0.2 million on loans held for sale, all resulting from updated valuations.  Asset impairments during the three months ended September 30, 2012 consisted of $0.9 million of real estate owned impairments and $0.2 million of loans held for sale valuation allowances. Asset impairments during the nine months ended September 30, 2012 consisted of $4.4 million of real estate owned write-downs and $0.6 million of loans held for sale valuation allowances  partially offset by $1.2 million of recoveries associated with assets transferred to BB&T in connection with the sale of BankAtlantic.

BBX Capital Corporation and Subsidiaries

Provision (benefit) for income taxes

During the three and nine months ended September 30, 2012, BBX recognized in continuing operations a tax benefit associated with income from discontinued operations resulting from the gain on the sale of BankAtlantic.  The allocation of the tax benefit from discontinued operations to continuing operations was limited to the pre-tax loss from continuing operations during the nine months ended September 30, 2012.

Asset Quality

BBX loans receivable and loans held for sale activity for the three and nine months ended September 30, 2013 was as follows (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2013	September 30, 2013
Beginning of period	$51,301	56,060
Principal paydowns	(380)	(1,337)
Transfer to real estate owned	-	(2,622)
Loans held for sale valuation adjustments	197	391
Charge-offs	-	(886)
Loan sale	-	(488)
End of period	$51,118	51,118

During the nine months ended September 30, 2013, three commercial real estate loans were transferred to real estate owned with an aggregate fair value less cost to sell of $2.6 million. The loan sale related to one commercial real estate loan that was sold for a $0.6 million gain.

At the indicated dates, BBX’s non-accrual and repossessed assets were as follows (in thousands):

	As of
	September 30, 2013	December 31, 2012
NON-ACCRUAL LOANS
Commercial real estate (1)	$42,397	45,784
Commercial non-real estate	3,331	3,362
Total non-accrual loans	45,728	49,146
Repossessed Assets:
Commercial real estate	47,331	60,164
Total non-accrual loans
and repossessed assets	$93,059	109,310
(1)

Includes $7.8 million and $10.6 million of troubled debt restructured loans as of September 30, 2013 and December 31, 2012, respectively, and excludes $4.7 million of non-accrual commercial real estate loans held for sale as of December 31, 2012.

The change in non-accrual loans during the nine months ended September 30, 2013 resulted primarily from charge-offs, loan sales and the transfer of loans to real estate owned.  The change in real estate owned reflects the transfer of $2.6 million of loans to real estate owned, $14.8 million of property sales and $0.6 million of net real estate owned write-downs in connection with updated valuations.

BBX Capital Corporation and Subsidiaries

Changes in the allowance for loan losses were as follows (in thousands

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Allowance for Loan Losses:	2013	2012	2013	2012
Balance, beginning of period	$871	5,185	1,309	83,460
Charge-offs :
Commercial real estate	-	(20)	(913)	(52,521)
Commercial non-real estate	-	(306)	-	(15,868)
Discontinued operations	-	(641)	-	(641)
Total Charge-offs	-	(967)	(913)	(69,030)
Recoveries of loans
previously charged-off	621	909	2,545	3,150
Net recoveries (charge-offs)	621	(58)	1,632	(65,880)
Reversals of provision for loan losses	(538)	(38)	(1,987)	(1,430)
Transfer allowance to FAR	-	(4,723)	-	(4,723)
Provision for loan loss - discontinued operations	-	136	-	136
Transfers to assets held for sale	-	-	-	(11,061)
Balance, end of period	$954	502	954	502

The commercial real estate charge-offs during the nine months ended September 30, 2013 related to three commercial real estate loans. Two of the loans were charged down $0.5 million in the aggregate due to updated valuations and the other loan was charged down by $0.4 million in connection with a short sale.

Commercial real estate loan charge-offs during the nine months ended September 30, 2012 related to charge-offs of previously established specific valuation allowances, $46.7 million of which were associated with the transition of BankAtlantic from OTS regulation to OCC regulation and $16.3 million of which related to the transfer of commercial residential loans to held for sale.  Commercial non-real estate loan charge-offs during the nine months ended September  30, 2012 included $12.5 million of charge-offs of previously established specific valuation allowances associated with the transition to OCC regulation. The remaining $2.1 million of charge-offs during 2012 related to one asset backed loan.

The recoveries of loans previously charged-off during the three and nine months ended September 30, 2013 resulted primarily from cash collected on certain previously charged-off loans and related judgments which were transferred from BankAtlantic to CAM in connection with the BB&T Transaction and recoveries from loans transferring to real estate owned as the fair value of the underlying collateral less cost to sell was greater than the recorded investment on certain loans.

Reversals of provision for loan losses for the three and nine months ended September 30, 2013 reflect declining commercial real estate loan balances due to loans transferring to real estate owned and loan payoffs as well as an improved historical loss experience.  Reversals of provision for loan losses during the three and nine months ended September 30, 2012 reflect improved historical loss experience during 2012 and a decline in loans migrating to non-accrual status.

The allowance for loan losses of $11.1 million associated with commercial loans transferred to BB&T upon the sale of BankAtlantic was transferred to assets held for sale during the nine months ended September 30, 2012.

BBX Capital Corporation and Subsidiaries

FAR Reportable Segment Loans and Real Estate Owned as of September 30, 2013 were as follows (dollars in thousands):

		Carrying
	Number	Amount
Loans receivable:
Commercial non-real estate	2	$7,019
Commercial real estate:
Residential	4	11,353
Other	18	54,956
Consumer	161	13,963
Residential:
Residential-interest only	53	15,117
Residential-amortizing	189	30,352
Total gross loans	427	$132,760
Loans held for sale:
Commercial real estate	-	$-
Small business	82	12,922
Total loans held for sale	82	$12,922
Real estate owned:
Commercial real estate	14	$33,988
Small business	5	1,533
Consumer	1	71
Residential	23	4,805
Tax certificates	34	397
Total real estate owned	77	$40,794

BBX Capital Corporation and Subsidiaries

FAR Results of Operations

FAR commenced operations on August 1, 2012.  The results of operations of the FAR business segment for the three and nine months ended September 30, 2013 was as follows (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2013	2012	Change	2013	2012	Change
Interest income	$2,444	1,966	478	7,336	1,966	5,370
Net gains on sales of assets	1,165	328	837	1,517	328	1,189
Other revenues	1,372	-	1,372	1,601	-	1,601
Total revenues	4,981	2,294	2,687	10,454	2,294	8,160
Reversals of provision from loan losses	(3,895)	(1,067)	(2,828)	(1,515)	(1,067)	(448)
Professional fees	536	229	307	760	229	531
Interest expense	824	1,095	(271)	2,844	1,095	1,749
Asset impairments	622	566	56	4,847	566	4,281
Other	1,919	451	1,468	5,656	451	5,205
Total expenses	6	1,274	(1,268)	12,592	1,274	11,318
Income (loss) from continuing
operations before income taxes	4,975	1,020	3,955	(2,138)	1,020	(3,158)
Provision for income taxes	20	392	(372)	20	392	(372)
Net income (loss) from continuing operations	$4,955	628	4,327	(2,158)	628	(2,786)

Interest Income

FAR’s interest income consisted of interest income of $2.4 million and $6.8 million on loans and $0.1 million and $0.5 million of interest income from tax certificates during the three and nine months ended September 30, 2013, respectively.  FAR’s interest income consisted of $1.8 million of interest income on loans and $0.1 million of interest income on tax certificates during the two months ended September 30, 2012.

Net gains on sales of assets

Net gains on sales of assets during the three and nine months ended September 30, 2013 included $0.9 million of gains associated with the sale of tax certificates.  The remaining gains on sales of assets were associated with real estate owned sales.  Net gains on sales of assets during the two months ended September 30, 2012 were associated with the sale of real estate owned.

Other revenues

Other revenues during the three and nine months ended September 30, 2013 included $0.9 million from loan transfers to real estate owned and the remaining other revenues represented rental income from public storage operating facilities that were acquired through foreclosure in April 2013.

Professional fees

Professional fees primarily represent legal costs associated with collection activities.

BBX Capital Corporation and Subsidiaries

Interest expense

Interest expense during the three and nine month periods ended September  30, 2013 represented the priority return on the preferred membership interests in FAR. BBX’s 5% share of the priority return of $41,000 and $142,000 during the three and nine month periods ended September  30, 2013, respectively, was eliminated in consolidation.  The priority return is LIBOR + 200 basis points per annum on the unpaid preferred membership interest preference amount. FAR utilized net cash flows primarily from asset liquidations and loan repayments to repay the preference amount and fund the priority return.  As of September  30, 2013, BB&T and BBX’s preferred membership interest preference amount in FAR was $110.6 million and $5.8 million, respectively.

Interest expense during the three months ended September 30, 2012 represented the priority return on the preferred membership interests in FAR.  BBX’s 5% share of the priority return of $55,000 was eliminated in consolidation.  As of September  30, 2012, BB&T and BBX’s preferred membership interest preference amount in FAR was $209.0 million and $11.0 million, respectively.

Asset Impairments

Asset impairments during the three months ended September 30, 2013 consisted of $0.3 million of net impairments on real estate owned due to updated valuations, a $0.1 million increase in loans held for sale valuation allowance and a $0.2 million increase in the provision for tax certificate losses.  Asset impairments during the nine months ended September 30, 2013 consisted of $2.7 million of real estate owned impairments, $1.7 million of lower of cost or market valuation allowance adjustments on loans held for sale and $0.5 million provision for tax certificate losses.  The real estate owned impairments resulted primarily from a $2.0 million impairment on an office warehouse property based on an updated valuation.   The increase in the valuation allowance for loans held for sale resulted from a decline in small business loan valuations.

Asset impairments for the three months ended September 30, 2012 consisted of $0.5 million of lower of cost or market valuation allowance adjustments on loans held for sale and a $0.2 million provision for tax certificates partially offset by  $0.2 million of real estate owned impairment reversals.

Other

Other expenses during the three and nine months ended September 30, 2013 were as follows (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2013	2012	Change	2013	2012	Change
Asset servicing expenses	$958	-	958	1,935	-	1,935
Foreclosure expenses	212	206	6	2,428	206	2,222
Foreclosed assets activity, net	197	204	(7)	243	204	39
Depreciation expense	109	-	109	217	-	217
Other	443	284	159	833	284	549
Total other expenses	$1,919	694	1,225	5,656	694	4,962

Asset servicing expenses were fees to third party management companies who service FAR’s loans and real estate owned.  FAR had  $160.6 million of loans and real estate owned serviced by third parties as of September 30, 2013.  Foreclosure expenses consisted primarily of real estate taxes on delinquent collateral dependent loans in foreclosure as well as legal expenses.  Included in foreclosure expenses during the nine months ended September 30, 2013 were $0.8 million of bankruptcy trustee and accounting fees associated with the foreclosure of two related properties. Foreclosed assets activity, net represents real estate held for sale operating expenses net of income from income producing properties. FAR’s income producing properties consist primarily of shopping centers, golf courses and office facilities.    Depreciation and other

BBX Capital Corporation and Subsidiaries

expenses relate primarily to the operations of two public storage rental facilities that were acquired through foreclosure in April 2013.

Asset Quality

FAR’s loans receivable and loans held for sale activity for the three months ended September 30, 2013 (in thousands):

		Small
	Residential	Business	Consumer	Commercial	Total
Balance as of June 30, 2013	$49,211	14,653	14,573	121,627	200,064
Principal paydowns	(2,739)	(1,987)	(393)	(34,965)	(40,084)
Transfer to real estate owned	(1,380)	-	(71)	(15,300)	(16,751)
Transfer to properties and equipment	-	-	-	-	-
Loans held for sale valuation adjustments	-	256	-	141	397
Reversals (charge-offs)	509	-	(146)	1,823	2,186
Balance as of September 30, 2013	$45,601	12,922	13,963	73,326	145,812

FAR’s loans receivable and loans held for sale activity for the nine months ended September 30, 2013 (in thousands):

		Small
	Residential	Business	Consumer	Commercial	Total
Balance as of December 31, 2012	$54,786	18,781	16,907	176,087	266,561
Principal paydowns	(5,242)	(4,559)	(1,470)	(66,794)	(78,065)
Transfer to real estate owned	(4,618)	-	(71)	(23,413)	(28,102)
Transfer to office properties and equipment	-	-	-	(12,834)	(12,834)
Loans held for sale valuation adjustments	-	(1,300)	-	184	(1,116)
Reversals (charge-offs)	675	-	(1,403)	96	(632)
Balance as of September 30, 2013	$45,601	12,922	13,963	73,326	145,812

During the third quarter of 2013, commercial loan principal paydowns consisted primarily of the repayment of two loans with an aggregate recorded investment of $28.6 million.  During the third quarter of 2013, three commercial real estate loans, one consumer loan and ten residential loans were transferred to real estate owned with a fair value less cost to sell of $15.3 million, $0.1 million and $1.4 million, respectively.  The residential and commercial loan net reversals resulted primarily from short sale recoveries and the transfer of loans to real estate owned where the fair value of the collateral less cost to sell was higher than the recorded investment of the loans.  The consumer loan net charge-offs resulted primarily from updated collateral valuations and secondarily from initial valuations of loans first becoming past due 120 days during the quarter.

During the nine months ended September 30, 2013, commercial loan principal paydowns consisted primarily of the repayment of six loans with an aggregate recorded investment of $54.8 million.  During the first nine months of 2013, nine commercial real estate loans and twenty-two residential loans were transferred to real estate owned with a fair value less cost to sell of $23.4 million and $4.6 million, respectively.  During the nine months ended September 30, 2013, FAR foreclosed on two storage facilities with a fair value of $12.8 million.  One of these properties is a traditional climate controlled storage rental facility.  The other property is a robotic high security climate controlled rental facility designed to store fine art, antiques, collectables, exotic cars and important documents.  FAR decided to retain, and with BBX Capital’s assistance, manage these two facilities. The commercial loan net reversals included recoveries and charge-off reversals on loans transferred to real estate owned partially offset by a $2.0 million charge-off of a loan secured by a hotel based on an updated valuation.

BBX Capital Corporation and Subsidiaries

At the indicated dates, FAR’s non-accrual and repossessed assets were as follows (in thousands):

	As of
	September 30, 2013	December 31, 2012
NON-ACCRUAL ASSETS
Tax certificates (1)	$1,127	6,391
Commercial real estate	47,650	94,167
Consumer	5,796	7,859
Residential	40,173	44,622
Total non-accrual assets	94,746	153,039
Repossessed Assets:
Tax certificates	397	704
Commercial real estate	33,988	12,956
Residential real estate	4,805	5,802
Small business real estate	1,533	2,030
Consumer real estate	71	505
Total repossessed assets	40,794	21,997
Total	$135,540	175,036
(1)	Excludes $0.3 million of tax certificates held for sale as of September 30, 2013.

The decline in non-accrual tax certificates resulted primarily from $3.4 million of charge-offs and secondarily from tax certificate redemptions and sales.  The tax certificate charge-offs had been reserved for in their entirety as of December 31, 2012.

The decrease in non-accrual loans during the nine months ended September 30, 2013 resulted from charge-offs, loan repayments, and the transfer of loans to real estate owned.  The decrease in non-accrual commercial loans largely reflects the repayment of an $11.3 million commercial real estate loan and the transfer of $34.9 million of commercial real estate loans to real estate owned and properties and equipment.  The decline in non-accrual residential loans reflects the liquidation of residential loans through short sales and the transfer of loans to real estate owned. The reduction in non-accrual consumer loans was due primarily to charge-offs and secondarily to loan repayments.

The higher balance of repossessed assets at September 30, 2013 compared to December 31, 2012 resulted primarily from commercial real estate loan foreclosures partially offset by $6.4 million of sales of real estate owned.  The real estate owned sold were mainly residential properties.

FAR’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of September 30, 2013 (1)		As of December 31, 2012 (2)
	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$42,093	703	81,603	31,633
Consumer	1,378	7,332	1,438	8,191
Residential	6,078	1,433	5,525	3,695
Total	$49,549	9,468	88,566	43,519

(1)	Excludes $3.6 million and $1.7 million of non-accrual and accruing troubled debt restructured loans held for sale, respectively, as of September 30, 2013.
(2)	Excludes $3.1 million and $4.9 million of non-accrual and accruing troubled debt restructured loans held for sale, respectively, as of December 31, 2012.

BBX Capital Corporation and Subsidiaries

The activity in the allowance for loan losses during the three and nine month period ended September 30, 2013 and 2012, respectively, was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Allowance for Loan Losses:	2013	2012	2013	2012
Balance, beginning of period	$4,373	1,968	4,002	1,968
Charge-offs :
Commercial real estate	(227)	(538)	(3,002)	(538)
Commercial non-real estate	-	(1,070)	-	(1,070)
Small business	-	(1,524)	-	(1,524)
Consumer	(241)	(515)	(1,528)	(515)
Residential	(141)	(645)	(589)	(645)
Total Charge-offs	(609)	(4,292)	(5,119)	(4,292)
Recoveries of loans
previously charged-off	3,969	3,399	6,470	3,399
Net charge-offs	3,360	(893)	1,351	(893)
Transfer of allowance from CAM	-	4,723	-	4,723
Provision for loan losses	(3,895)	295	(1,515)	295
Balance, end of period	$3,838	6,093	3,838	6,093

Commercial real estate charge-offs during the three and nine months ended September 30, 2013 related primarily to updated valuations on collateral dependent loans.  Consumer and residential loan charge-offs mainly reflect updated valuations on non-accrual loans and initial charge downs on loans past due greater than 120 days.  The recoveries of loans previously charged-off resulted primarily from loan short sales where the principal repayments received in connection with the sale of the property were greater than the recorded investment of the loans and from loans transferred to real estate owned where the fair value of the collateral less cost to sell was greater than the recorded investment of the loans.

During the nine months ended September 30, 2013, the $3.9 million reversals of the provision for loan losses was partially offset by an increase in the consumer allowance for loan losses.

Commercial non-real estate charge-offs during the three months ended September 30, 2012 were associated with the charge-off of an asset-based loan as the liquidation of the borrower’s inventory resulted in net proceeds below the carrying value of the loan.

Subsequent to the sale of BankAtlantic, management evaluated its retained loan portfolio in relation to its business strategy and operating costs and transferred its entire portfolio of small business loans to loans held for sale as of September 30, 2012.  Upon transfer, the small business loans were charged down by $1.3 million which represented the lower of the fair value of the loan and its carrying value.

Consumer and residential loan charge-offs during the two months ended September 30, 2012 primarily reflect updated property valuations on residential loans more than 120 days past due.

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

BBX Capital Corporation and Subsidiaries

BBX Capital Corporation Consolidated Financial Condition

The Company’s total assets as of September 30, 2013 were $409.1 million compared to $470.7 million as of December 31, 2012.  The decline in total assets reflects the utilization of cash proceeds from loan repayments and real estate owned sales to repay BB&T’s preferred interest in FAR partially offset by delivery of a promissory note as partial consideration for the Company’s investment in Woodbridge.

The changes in the components of total assets from December 31, 2012 to September 30, 2013 are summarized below:

•

Decrease in cash primarily in connection with the investment in Woodbridge and payments of BB&T’s preferred interest in FAR partially offset by proceeds from loan repayments and proceeds from the sale of real estate owned and $16.6 million of dividends received from Woodbridge,

•

Decline in loans held for sale resulting primarily from the transfer of commercial loans to real estate owned, sale of a $0.5 million loan, transfer of $1.3 million of commercial loans to held for investment and $1.3 million of impairments on loans held for sale,

•

Lower loans receivable balances reflecting $83 million of loan repayments, $30.7 million of loans transferring to real estate owned and $12.8 million of loan transfers to property and equipment as a result of FAR’s decision to retain and manage the collateral upon foreclosure,

•	Investment of $85.5 million in Woodbridge and $11.6 million of equity earnings in Woodbridge, partially offset by $16.6 million of dividends received from Woodbridge,
•

Increase in real estate owned reflecting the transfer of $30.8 million of loans and tax certificates to real estate owned partially offset by the sale of $21.6 million of real estate owned properties and $3.3 million of real estate owned write-downs ,  and

•

Higher other asset balances resulting primarily from an investment of $1.3 million relating to a 13% interest in a real estate development joint venture and a $3.0 million refundable deposit associated with the Renin Corp acquisition.

The Company's total liabilities at September 30, 2013 were $157.1 million compared to $230.4 million at December 31, 2012.  The changes in the components of total liabilities from December 31, 2012 to September 30, 2013 are summarized below:

•	Decrease in BB&T’s preferred interest in FAR reflecting payments of proceeds from the monetization of FAR assets,
•	Increase in note payable to Woodbridge associated with the Company’s investment in Woodbridge and the issuance of an $11.75 million note,
•	Increase in notes payable from premium amortization, and
•	Increase in other liabilities primarily due to higher accrued legal and loan servicing expenses.

Liquidity and Capital Resources

The Company’s principal source of liquidity was its cash holdings, funds obtained from scheduled payments on and sales of its loans, loan payoffs, sales of real estate owned, income from income producing real estate and distributions received from Woodbridge.  While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital until such time as BB&T’s preferred membership interest is fully repaid.  The balance of BB&T’s preferred membership interest in FAR was approximately $110.6 million at September 30, 2013.

The Company’s cash at banks was $18.4 million at September 30, 2013, which does not include $6.9 million of cash in FAR.  The Company had $9.1 million of current liabilities as of September 30, 2013.   The Company expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge.  However, dividends from Woodbridge will be dependent on and subject to the results of operations, cash flows and business plans of Bluegreen, Woodbridge’s wholly owned subsidiary, as well as restrictions contained in Bluegreen’s debt facilities, and as a consequence the Company may not receive dividends from Woodbridge in the time frames or amounts anticipated, or at all. The Company also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in

BBX Capital Corporation and Subsidiaries

CAM and BBX Partners, each of which is wholly-owned by BBX Capital, and distributions from its 5% preferred interest in the net cash flows from FAR.  The Company also may seek to obtain funds through borrowings or the issuance of equity securities. The Company anticipates utilizing these funds for general corporate purposes, including employee compensation and benefits, administrative and occupancy expenses, servicing costs and real estate owned operating expenses and, to the extent of available liquidity, to pursue its business strategy of pursuing investments, directly or through joint ventures, in real estate (which may include acquisition and/or development) and middle market operating businesses as well as specialty finance activities over time as assets are monetized.

A significant source of liquidity is the liquidation of loans and real estate owned.  During the nine months ended September 30, 2013, the proceeds from the liquidation of loans and real estate owned was approximately $84.6 million and $25.2 million, respectively.

The Company’s real estate owned activities includes hiring property managers to operate income producing properties, making protective expenditures in an effort to maintain the value of properties and undertaking the development or improvement of properties to position the properties for sale, potential joint venture arrangements or land development activities.

The Company’s Contractual Obligations and Off Balance Arrangements as of September 30, 2013 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$110,646	-	-	-	110,646
Operating lease obligation	1,819	369	771	679	-
Note payable to Woodbridge	11,750	-	-	11,750	-
Notes payable	11,505	243	648	3,153	7,461
Other obligations	261	120	141	-	-
Total contractual cash obligations	$135,981	732	1,560	15,582	118,107

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

The Company’s earnings are affected by interest rates, which are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The nature and timing of any changes in such policies or general economic conditions and their effect on the Company are unpredictable.  Changes in interest rates can impact the Company’s net interest income as well as the valuation of its assets and liabilities.  The Company’s interest rate risk position did not significantly change during the nine months ended September 30, 2013.

Additionally, because a significant majority of the Company’s assets consist of loans secured by real estate and real estate owned, the Company’s financial condition and earnings are also affected by changes in real estate values in the markets where the real estate is located.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BBX Capital Corporation and Subsidiaries

PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.    Exhibits

Exhibit 31.1Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101Interactive data Files

BBX Capital Corporation and Subsidiaries

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBX Capital Corporation

November 14, 2013	By	/s/ Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/
Chairman of the Board

November 14, 2013	By:	/s/ John K. Grelle
Date		John K. Grelle
Executive Vice President,
Chief Financial Officer