Form 10-K
period 2013-12-31
BBX CAPITAL CORP
filed 2014-03-17
CIK 921768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2013

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

Large accelerated filer   [ ]                                                         Accelerated filer [X ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)Smaller reporting company [X]

Based on its public float as of June 30, 2013, the Company is an accelerated filer for 2014, beginning with this Annual Report on Form 10-K.  However, under the rules and regulations of the Securities and Exchange Commission, the Company will remain a smaller reporting company until the filing of its Quarterly Report on Form 10-Q for the quarter ending March 31, 2014.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).YES [  ]  NO [ X ]

The aggregate market value of the voting common equity held by non-affiliates was $90.1 million, computed by reference to the closing price of the registrant’s Class A Common Stock on June 30, 2013.  The registrant does not have any non-voting common equity.

The number of shares of the registrant’s Class A Common Stock outstanding on March 10, 2014 was 17,088,390.  The number of shares of the registrant’s Class B Common Stock outstanding on March 10, 2014 was 195,045.

Portions of the registrant’s Definitive Proxy Statement relating to its 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM I.  BUSINESS

BBX Capital Corporation is referred to in this report together with its subsidiaries as “the Company” “we,” “us,” or “our”, and is referred to in this report without its subsidiaries as the “Parent Company” or “BBX Capital”.  We are a Florida-based company, involved in the acquisition, ownership and management of joint ventures and investments in real estate and real estate development projects as well as investments in operating businesses.  Prior to the sale of BankAtlantic to BB&T Corporation (“BB&T”) on July 31, 2012, which is described below, we were a bank holding company and our principal asset was the ownership of BankAtlantic.  The principal assets of the Company currently consist of ownership interests in Florida Asset Resolution Group, LLC (“FAR”), BBX Capital Asset Management, LLC (“CAM”), BBX Partners, Inc., Woodbridge Holdings, LLC (“Woodbridge”) and two recently acquired businesses. CAM, which was formed in connection with the sale of BankAtlantic to BB&T and BBX Partners are wholly owned subsidiaries and their primary assets are non-performing commercial loans and foreclosed real estate formerly held by BankAtlantic.  FAR, which was also formed in connection with the sale of BankAtlantic to BB&T, is a special purpose limited liability company whose membership interests are held by BB&T, which holds 95% of FAR’s preferred interests. BBX Capital holds the remaining 5% of the preferred interests and all of the residual common equity interests in FAR.  FAR’s primary assets are performing and non-performing loans, tax certificates and foreclosed real estate formerly held by BankAtlantic. In April 2013, BBX Capital acquired a 46% equity interest in Woodbridge.  Woodbridge’s principal asset is its ownership of Bluegreen Corporation and its subsidiaries (“Bluegreen”).  Bluegreen is a vacation ownership company with 225,000 owners and over 60 owned or managed resorts.  BFC Financial Corporation (“BFC”), the controlling shareholder of the Company, owns the remaining 54% of Woodbridge.  On October 30, 2013, a newly formed joint venture entity, Renin Holdings, LLC (“Renin”), owned 81% by the Company and 19% by BFC, acquired substantially all of the assets and certain liabilities of Renin Corp for approximately $12.8 million (“the Renin Transaction”).  Renin had $24 million of total assets as of October 30, 2013 and manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and three  manufacturing, assembly and distribution facilities in Canada and the United States as well as a sales and distribution facility in the United Kingdom.  In December 2013, a wholly-owned subsidiary of the Company, BBX Sweet Holdings, LLC, acquired Hoffman’s Chocolates and its subsidiaries Boca Bons, LLC (“Boca Bons”) and S&F Good Fortunes, LLC (“Good Fortunes”) (collectively “Hoffman’s”).  Hoffman’s had total assets of $5.3 million as of the acquisition date and is a manufacturer of gourmet chocolates, with four retail locations in South Florida.

In May 2013, BBX Capital entered into a definitive merger agreement (the “Merger Agreement”) with BFC and BBX Merger Sub, LLC, a newly formed wholly owned subsidiary of BFC (“Merger Sub”). The Merger Agreement provides for BBX Capital to merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company of the Merger and a wholly owned subsidiary of BFC. Under the terms of the Merger Agreement, which has been approved by a special committee comprised of the Company’s independent directors (the “Special Committee”) as well as the full boards of directors of both BFC and the Company, the Company’s shareholders (other than BFC and shareholders of the Company who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of the Company’s Class A Common Stock that they hold at the effective time of the Merger (as such exchange ratio may be adjusted in accordance with the terms of the Merger Agreement, the “Exchange Ratio”). Each option to acquire shares of the Company’s Class A Common Stock that is outstanding at the effective time of the Merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, each share of the Company’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the Merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio. Consummation of the Merger is subject to certain closing conditions, including, without limitation, the approval of BFC’s and the Company’s respective shareholders, BFC’s

Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the Merger, holders of not more than 10% of the Company’s Common Stock exercising appraisal rights, and the absence of any “Material Adverse Effect” (as defined in the Merger Agreement) with respect to either the Company or BFC.

On July 31, 2012, BBX Capital completed the sale to BB&T of all of the issued and outstanding shares of capital stock of BankAtlantic, the former wholly owned banking subsidiary of BBX Capital (the stock sale and related transactions are sometimes hereinafter referred to as the (“BB&T Transaction”). Pursuant to the terms of the stock purchase agreement between BBX Capital and BB&T, prior to the closing of the BB&T Transaction, BankAtlantic formed two subsidiaries, CAM and FAR. BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and real estate owned that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated). FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital. At the closing of the BB&T Transaction, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s outstanding TruPS obligations. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company Agreement of FAR, which was entered into by BBX Capital and BB&T at the closing of the BB&T Transaction, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further support BB&T’s recovery of the $285 million preferred interest within seven years. BB&T’s preferred interest in FAR as of December 31, 2013 was reduced through cash distributions to approximately $68.5 million. BBX Capital’s services certain nonaccrual loans for FAR and oversees the third party servicer that manages the other assets of FAR. Prior to the closing of the BB&T Transaction, BankAtlantic contributed to CAM certain non-performing commercial loans, commercial real estate owned and previously written-off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $125 million as of July 31, 2012. CAM assumed all liabilities related to these assets. BankAtlantic also contributed approximately $82 million in cash to CAM. Prior to the closing of the BB&T Transaction, BankAtlantic distributed all of the membership interests in CAM to BBX Capital. CAM remains a wholly owned subsidiary of BBX Capital.

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and include words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Future results could differ materially as a result of a variety of risks and uncertainties, many of which are outside of the control of management. These risks and uncertainties include, but are not limited to the impact of economic, competitive and other factors affecting the Company and its assets, including the impact of decreases in real estate values or sustained high unemployment rates on our business generally, the ability of our borrowers to service their obligations and the value of collateral securing our loans; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact of the economy and real estate market values on our assets and the credit quality of our loans; the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; the impact of and expenses associated with litigation including but not limited to litigation brought by the SEC; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities; the risk that the assets retained by the Company in CAM and FAR may not be monetized at the values currently ascribed to them; and the risks associated with the impact of periodic valuation of our assets for impairment. Past performance and perceived trends may not be indicative of future results.  In addition, this document contains forward looking statements relating to the Company’s ability to successfully implement its currently anticipated business plans, which may not be realized as anticipated, if at all, and that the Company’s anticipated investments in real estate developments, real estate joint ventures and operating businesses may not achieve the returns anticipated or may not be profitable, including the Company’s investment in Woodbridge and its acquisitions of Hoffman’s and Renin Corp. The Company’s investments in real estate developments, either directly or through joint ventures, will increase exposure to downturns in the real estate and housing markets and expose us to risks associated with real estate development activities and the risk that our joint venture partners may not fulfill their obligations.  The Company’s investment in Woodbridge, which owns Bluegreen Corporation, exposes the Company to risks inherent in the time-share industry, which risks are identified in BFC’s Annual Report on Form 10-K filed on March 17, 2014  with the SEC and available on the SEC’s website www.sec.gov.  The Company’s acquisition of Hoffman’s and Renin Corp. exposes us to the risks of Renin’s and Hoffman’s  businesses, which in the case of Renin includes foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Great Britain Pound, as well as the risk that the integration of either or both of these operating businesses may not be completed effectively or on a timely basis, and that the Company may not realize any anticipated benefits or profits from the transactions. This document also contains forward looking statements regarding the Company’s proposed Merger with BFC which is subject to risks relating to the ability to realize the expected benefits from the Merger, the ability of the parties to satisfy all of the conditions to the closing of the Merger, including BFC’s ability to obtain the listing of its Class A Common Stock on a national securities exchange (or qualified interdealer quotation system), litigation that has been brought challenging the Merger, and that the Merger may not otherwise be consummated in accordance with its terms, or at all.  In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in this Annual Report on Form 10-K, including Item 1A. Risk Factors.  The Company cautions that the foregoing factors are not exclusive.

Prior to the sale of BankAtlantic on July 31, 2012, we were a bank holding company and our principal asset was the ownership of BankAtlantic, a federal savings bank.  Accordingly, as a result of such sale, the operations of BankAtlantic except for its commercial lending reporting unit are included in discontinued operations in our financial statements for all periods presented.  Operating financial information for continuing operations shown by segment is included in note 23 to the Company’s Consolidated Financial Statements.  We report our operations through two business segments – FAR and BBX.

The results of operations of Renin and Hoffman’s were not included in the Company’s segment reporting as the businesses were recently acquired and discrete financial information was not available as of December 31, 2013.  Management will evaluate the Company’s reportable segments in subsequent periods to determine if the acquired businesses are reportable segments or reportable within another segment.

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

As of December 31, 2013, we had consolidated total assets of approximately $431.1 million, liabilities of $127.6 million and total equity of $303.6 million.

BBX Capital’s Business Strategy

The majority of our assets do not generate income on a regular or predictable basis. Recognizing the nature of our assets, our goal is to build long-term value.  We do not expect to generate significant revenue from the legacy BankAtlantic assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. BBX Capital is currently utilizing the cash flow from the monetization of its assets and dividends from Woodbridge to pay operating expenses and to invest in income producing real estate, real estate developments, real estate joint ventures and operating businesses.  BBX Capital is seeking to balance its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or through a joint venture).  The Company is also engaged in land entitlement activities on certain properties that we acquired through foreclosure and anticipate moving forward with land development projects which may include selling or leasing the improved properties to third parties or pursuing joint ventures with developers for the development of residential and commercial real estate projects involving the contribution of these properties by us as well as potential cash investments in such projects.  We are also exploring potential investments in joint venture real estate projects that include real estate held by a joint venture partner or to be acquired from unrelated parties.  Furthermore, as a result of the substantial decline in real estate values, the majority of our non-performing commercial real estate loans and foreclosed real estate were written down in prior periods to the then prevailing estimated fair values of the collateral less costs to sell.  We are observing improvements generally in real estate markets and believe that the underlying collateral securing certain of our commercial real estate loans and our real estate carrying values may be below current market values.   Additionally, this recovery in the real estate market has favorably affected the financial condition of our borrowers and we are aggressively pursuing our borrowers and/or guarantors in order to maximize our recoveries through cash settlements, loan workout arrangements or participation interests in the development or performance of the collateral.  If we are successful in our efforts, we expect to recognize gains to the extent that the amounts we collect exceed the carrying value of our commercial loans and foreclosed real estate and expect these gains to be reflected in an increase in our shareholders’ equity in the long term.  Due to the nature of these activities however, we do not expect to generate revenues or earnings on a predictable or consistent basis.  Accordingly we expect our results of operations to vary significantly on a quarterly basis and we may continue to experience losses in subsequent periods.

Investments and Acquisitions

We acquired a 46% interest in Woodbridge in April 2013.  Woodbridge’s principal asset is its ownership of Bluegreen.  Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. Bluegreen markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed and owned by others, in which case Bluegreen earns fees for providing such services. Bluegreen utilizes a points-based system, known as the Bluegreen Vacation Club, where purchasers of VOIs are allotted points that represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club and can be used to reserve occupancy at participating resorts. Bluegreen Vacation Club members may use their points to stay in any of Bluegreen Vacation Club resorts or take advantage of other vacation options, including an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Bluegreen also provides property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to individual purchasers of VOIs, which provides significant interest income to Bluegreen.  Bluegreen had total assets of $1.1 billion as of December 31, 2013 and income from continuing operations of $53.0 million, $54.3 million and $36.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.  The equity earnings of Woodbridge was reported in the BBX segment from the date of the investment (April 2, 2013) through December 31, 2013.

We acquired Renin Corp on October 30, 2013.  Renin is headquartered in Brampton, Ontario and has three manufacturing, assembly and distribution facilities located in Brampton and Concord, Ontario, Tupelo, Mississippi and a sales and distribution office in the U.K. Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America.  Renin revenues for the two months ended December 31, 2013 were approximately $9.3 million. Renin Corp. had revenues of $56.3 million for the ten months ended October 30, 2013.

BBX Sweet Holdings, LLC, a wholly-owned subsidiary of the Company, acquired Hoffman’s Chocolates in December 2013.  Hoffman’s is headquartered in Lake Worth, Florida and is a manufacturer of gourmet chocolates, with four retail locations in South Florida. Established in 1975, it has created a well-known local brand in Palm Beach County Florida. In 2009, Hoffman’s acquired Good Fortunes, a made-to-order custom fortune cookie company. In 2010, Hoffman’s also purchased Boca Bons, a premium wholesale brand that features elaborate packaging. Each of Hoffman’s confections is hand made. Its product line includes over 70 varieties of confections, which are available through its retail and online distribution channels, direct shipping throughout the U.S., and at retail store locations nationwide.  Hoffman’s revenues were $1.0 million during the one month ended December 31, 2013.  Hoffman’s had revenues of approximately $3.3 million during the eleven months ended  November 30, 2013.  On January 10, 2014, BBX Sweet Holdings, LLC also acquired Williams & Bennett, a Florida based manufacturer of quality chocolate products.  Williams & Bennett is headquartered in Boynton Beach, Florida serving boutique retailers, big box chains, department stores, national resort properties, corporate customers, and private label brands. Williams & Bennett had revenues of approximately $4.8 million during the year ended December 31, 2013.

Loans

On July 31, 2012, we completed the sale to BB&T of all of the issued and outstanding shares of capital stock of our wholly-owned financial institution subsidiary, BankAtlantic (the stock sale and related transactions are referred to in this report as the “Transaction” or the “BB&T Transaction”).  On November 1, 2011, BBX Capital entered into a definitive agreement to sell BankAtlantic to BB&T, which agreement was amended on March 13, 2012 (the “Agreement”). The Agreement was amended to, among other things provide for the assumption by BB&T of the Company’s $285.4 million in principal amount of outstanding trust preferred securities (“TruPS”) obligations.  Under the terms of the Agreement, the Company retained through CAM and FAR certain loans, tax certificates and foreclosed real estate and liabilities related to these retained assets which had been held by BankAtlantic. These retained loans were grouped in five loan segments as follows:   residential loans, commercial real estate loans, consumer loans, small business and commercial non-mortgage loans.  CAM, which is included in the BBX segment, holds loans from the commercial real estate and the commercial non-mortgage loan segments.  FAR holds loans from all five segments.

Residential:    The majority of our residential loans were originally acquired in the secondary markets and were originated by financial institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. Residential loans were typically purchased in bulk and were generally non-conforming loans under agency guidelines due primarily to the size of the individual loans (“jumbo loans”). Some of the purchased residential loans were interest-only loans. These loans result in possible future increases in a borrower’s loan payments when the contractually required repayments increase due to interest rate adjustments or when required amortization of the principal amount commences.  These payment increases could affect a borrower’s ability to repay the loan and result in increased defaults and losses. We also retained a portfolio of residential loans which were made primarily to “low to moderate income” borrowers in accordance with the Community Reinvestment Act.

Commercial Real Estate: Commercial real estate loans were originated in connection with the acquisition, development and construction of various types of properties by our borrowers including office buildings, retail shopping centers, residential construction and other non-residential properties.  Commercial real estate loans were also originated in connection with a borrower’s acquisition or refinance of existing income-producing properties. These loans were primarily secured by property located in Florida.

The commercial real estate loan portfolio is divided into two loan classes: commercial residential and commercial other.

Commercial residential real estate loans were originated to developers or home builders for the construction of one to four dwelling units. These loans included builder land bank loans, land acquisition and development loans, and land acquisition, development and construction loans. Builder land bank loans were land loans to borrowers who had land purchase option agreements with regional and/or national builders. Land acquisition and development loans were generally secured by residential land which was intended to be developed by the borrower and sold to homebuilders.  Land acquisition, development and construction loans were secured by residential land which was intended to be fully developed by the borrower/developer who also may have had plans to construct homes on the property.

Commercial other real estate loans are secured primarily by income producing property which includes shopping centers, office buildings, self storage facilities, student housing, owner occupied businesses and warehouses or land held by the borrower for investment or sale.

A portion of certain commercial real estate loans were sold to other financial institutions as participations.  The loans are administered by us or on our behalf by a third party servicer and participants are provided periodic reports on the progress of the project for which the loan was made.

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

Small Business:  BankAtlantic originated small business loans to companies located primarily in markets within BankAtlantic’s branch network.  Small business loans were originated primarily on a secured basis and do not generally exceed $2.0 million individually. These loans were originated with maturities ranging generally from one to three years or are due upon demand.  Lines of credit extended to small businesses are due upon demand.  Small business loans have either fixed or variable prime-based interest rates.

Real Estate

Real estate was generally acquired through foreclosure or contractual settlements with borrowers.  Real estate is classified into two categories: real estate held-for-sale or real estate held-for-investment.

Real estate held-for-sale:  Real estate is classified as held-for-sale when the property is available for immediate sale in its present condition, management commits to a plan to sell the property, an active program to locate a buyer has been initiated, the property is being marketed at a price that is reasonable in relation to its current fair value and it is likely that a sale will be completed within one year.

Real estate held-for-investment:    Real estate is classified as held-for-investment when the property is not available for immediate sale due to anticipated renovations and potential improvements in operating performance before sale, management pursuing joint venture opportunities, potential development, or management’s decision to retain the property in anticipation of appreciation in market value in subsequent periods.

We had investments in joint ventures of approximately $1.4 million as of December 31, 2013.  We anticipate actively pursuing additional joint venture investments with real estate developers which may involve our contribution of held-for-investment real estate acquired through foreclosure or purchasing real estate with our own funds for joint venture development or investing funds in developments identified by joint venture partners.  We currently expect that in most cases, the real estate developer will be responsible for the management of the project and  we will participate in major decisions and monitor the development’s progress.  These joint venture real estate developments are anticipated to include multifamily and single family housing, commercial retail complexes, office buildings and land entitlement projects.  To a lesser extent, we may engage in land entitlement and development activities without joint venture partners.  These anticipated real estate investments will in most instances be multi-year projects and we do not expect them to generate earnings in the near term. Our goal is to produce earnings from these projects over time; however, we may not be successful in doing so.

BBX Business Segment

Since the sale of BankAtlantic to BB&T, BBX has been engaged in managing the assets in CAM and the commercial loans that it services for FAR as well as overseeing the third party servicers that manage the assets for FAR.  BBX Capital also continues to manage the assets held by BBX Partners, its wholly owned asset workout subsidiary established in 2008 (formerly BankAtlantic Bancorp Partners, Inc.) which consisted of approximately $13.5 million of loans and foreclosed real estate as of December 31, 2013 compared to $14.2 million of loans and foreclosed real estate as of December 31, 2012.

The BBX business segment includes the assets and related liabilities of CAM, BBX Partners, Inc., and the Woodbridge investment.  CAM was formed prior to the closing of the BB&T Transaction when BankAtlantic contributed to CAM certain non-performing commercial loans, commercial real estate and previously written-off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $125 million as of July 31, 2012.  CAM assumed the liabilities related to these assets.  BankAtlantic also contributed approximately $82 million in cash to CAM.  Prior to the closing of the BB&T Transaction, BankAtlantic distributed all of the membership interests in CAM to the Company and  CAM remains a wholly-owned subsidiary of the Company.

The BBX business segment’s primary assets are loans receivable, real estate held-for-sale and real estate held-for-investment and rights to BankAtlantic’s previously charged off loan portfolio and related judgments which were transferred to CAM in connection with the consummation of the BB&T Transaction as well as its 46% equity interest in Woodbridge.  BBX utilized the cash received in the BB&T Transaction and funds from the monetization of assets to acquire a 46% equity interest in Woodbridge for $60.4 million in cash and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million.

The composition of BBX’s loans was (in thousands):

	As of December 31, 2013			As of December 31, 2012
		Unpaid			Unpaid
		Principal	Carrying		Principal	Carrying
Loans held-for-investment:	Number	Balance	Amount	Number	Balance	Amount
Loans receivable:
Commercial non-real estate:
Accruing	-	$ -	$ -	1	$ 27	$ 27
Non-accruing	3	5,107	3,331	3	3,922	3,362
Commercial real estate:
Residential
Accruing	-	-	-	-	-	-
Non-accruing	2	14,163	4,770	6	56,695	30,325
Other
Accruing	1	2,152	2,152	1	2,193	2,191
Non-accruing	2	12,914	6,756	5	23,475	15,459
Total loans held-for-investment	8	$ 34,336	$ 17,009	16	$ 86,312	$ 51,364
Loans held-for-sale:
Commercial real estate
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	-	-	-	4	25,876	4,696
	-	$ -	$ -	4	$ 25,876	$ 4,696

The composition of BBX’s real estate was (in thousands):

	As of December 31, 2013		As of December 31, 2012
		Carrying		Carrying
	Number	Amount	Number	Amount
Real estate held-for-investment:
Land	13	$ 74,759	9	$ 36,141
Rental properties	2	15,705	-	-
Other	1	789	1	845
Total real estate held-for-investment	16	$ 91,253	10	$ 36,986

Real estate held-for-sale:
Land	10	$ 10,307	11	$ 16,268
Rental properties	-	-	3	6,298
Residential single-family	-	-	1	252
Other	-	-	2	1,249
Total real estate held-for-sale	10	$ 10,307	17	$ 24,067

FAR Business Segment

FAR was formed in connection with the BB&T Transaction when BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and foreclosed real estate that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $50 million in cash to FAR and upon closing of the BB&T Transaction distributed all of the membership interests in FAR to the Company.  At the closing of the BB&T Transaction, FAR issued to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of the Company’s outstanding TruPS obligations, as described in further detail below. The Company continues to hold the remaining 5% of FAR’s preferred membership interests and all of the residual interests. Under the terms of the Amended and Restated Limited Liability Company agreement of FAR, which was entered into by the Company and BB&T at the closing of the BB&T Transaction, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and the Company will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. FAR is contractually obligated to liquidate its then remaining assets for cash in the event that BB&T’s preferred interest in FAR has not been repaid by July 31, 2019.  The balance of BB&T’s preferred interest in FAR was approximately $68.5 million at December 31, 2013.

FAR’s operations consist of overseeing the management and monetization of its assets through regularly scheduled payments and, where appropriate, orderly liquidations with a view to repaying its preferred membership interests and maximizing the cash flows of any remaining assets.  FAR’s assets consist primarily of loans receivable and foreclosed real estate.  FAR also holds a portfolio of tax certificates with a net investment of $0.6 million at December 31, 2013.

The composition of FAR’s foreclosed real estate was (in thousands):

	As of December 31, 2013		As of December 31, 2012
		Carrying		Carrying
	Number	Amount	Number	Amount
Real estate held-for-investment:
Land	3	$ 4,323	1	$ 427
Rental properties	1	11,186	-	-
Total real estate held-for-investment	4	$ 15,509	1	$ 427

Real estate held-for-sale:
Land	8	$ 7,961	3	$ 1,593
Rental properties	3	6,168	7	12,778
Residential single-family	50	6,828	89	7,199
Other	2	2,707	-	-
Total real estate held-for-sale	63	$ 23,664	99	$ 21,570

The composition of FAR’s loans  was (in thousands):

	As of December 31, 2013			As of December 31, 2012
		Unpaid			Unpaid
		Principal	Carrying		Principal	Carrying
Loans held-for-investment:	Number	Balance	Amount	Number	Balance	Amount
Loans receivable:
Commercial non-real estate:
Accruing	-	$ -	$ -	2	$ 8,617	$ 8,617
Non-accruing	-	-	-	-	-	-
Commercial real estate:
Residential
Accruing	1	997	997	2	1,587	1,587
Non-accruing	2	6,365	6,365	10	62,644	30,612
Other
Accruing	6	14,248	14,248	16	70,318	70,318
Non-accruing	8	45,743	27,649	14	99,614	63,555
Consumer
Accruing	62	5,646	5,646	94	9,048	9,048
Non-accruing	43	5,846	2,972	89	12,310	7,859
Residential:
Accruing	-	-	-	59	12,578	10,175
Non-accruing	2	189	53	302	72,839	44,622
Total loans held-for-investment	124	$ 79,034	$ 57,930	588	$ 349,555	$ 246,393
Loans held-for-sale:
Commercial real estate
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	-	-	-	2	1,937	1,269
Consumer
Accruing	15	2,044	1,494	-	-	-
Non-accruing	31	4,135	2,682	-	-	-
Residential
Accruing	34	4,912	3,945	-	-	-
Non-accruing	255	58,603	34,278	-	-	-
Small business
Accruing	52	10,320	8,170	79	16,512	15,370
Non-accruing	17	4,204	3,277	18	4,389	3,413
Total loans held-for-sale	404	$ 84,218	$ 53,846	99	$ 22,838	$ 20,052

(1)  See explanation of loan products above.

Employees

The Company currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with programs provided by other employers in its markets.

The number of employees at the indicated dates was:

	December 31, 2013		December 31, 2012
	Full-	Part-	Full-	Part-
	time	time	time	time
BBX Capital	33	2	33	1
FAR	7	5	-	-
Renin	227	17	-	-
Hoffman’s	41	34	-	-
Total	308	58	33	1

Competition

The industries in which we conduct business are very competitive and we face substantial competition from insurance companies, financial institutions, private equity funds, hedge funds and real estate developers.   We compete with institutions and entities that are larger and have greater resources than the resources available to us.

ITEM 1A.  RISK FACTORS

The currently proposed merger between BFC and BBX Capital may not be completed on a timely basis, on anticipated terms, or at all, and there are uncertainties and risks to consummating the merger.

Consummation of the currently proposed merger between BFC and BBX Capital is subject to a number of closing conditions. While the companies have agreed in the merger agreement to use all commercially reasonable efforts to satisfy the closing conditions, the companies may not be successful in their efforts to do so. Specifically, consummation of the merger is conditioned upon BFC’s Class A Common Stock being approved for listing on a national securities exchange (or inter-dealer quotation system of a registered national securities association) at the effective time of the merger. The same condition applied to the stock-for-stock merger which was previously proposed between BFC and Bluegreen during 2011 and 2012, and in that case BFC was unsuccessful in its efforts to obtain the listing of its Class A Common Stock on a national securities exchange or qualified inter-dealer quotation system due to public policy concerns expressed by the securities exchanges relating to the pending action brought by the SEC against BBX Capital and its Chairman, Alan B. Levan. The SEC action, which is described in further detail in “Item 3 – Legal Proceedings,” is currently on the trial calendar in November 2014. BFC has been advised by the NYSE and NASDAQ that, subject to a change in their position in the future, they would not consider approval of any application for listing of BFC’s Class A Common Stock during the pendency of the SEC action. Accordingly, BFC has not yet filed an application for the listing of its Class A Common Stock and may or may not do so depending on whether a national securities exchange or qualified inter-dealer quotation system indicates an application could be considered for approval prior to resolution of the litigation. The pendency of the SEC action and delays in resolving the action have had the effect of delaying any listing of BFC’s Class A Common Stock. We believe the claims in the SEC action are without merit and intend to vigorously defend the action. However, there is no assurance as to the timing or resolution of the case, or the listing of BFC’s shares and accordingly, it is not currently anticipated that the merger will be consummated prior to the first quarter of 2015. Pursuant to the terms of the merger agreement, either BFC or BBX Capital may terminate the merger agreement if the merger is not consummated by April 30, 2014.

If the conditions to closing the merger are not satisfied or waived, then the merger will not be completed and the companies would have incurred significant transaction costs without consummating the transaction. In addition, if the merger is not completed, or if there are significant delays in completing the merger, the market prices of our Class A Common Stock may be adversely impacted as a result of negative reactions from the financial markets, including market price declines to the extent that current prices reflect a positive market assumption that the merger will be completed. Delays in completing the merger may also negatively impact our financial results due to, among other things, the diversion of management attention to the merger rather than the company’s operations and pursuit of other opportunities that could have been beneficial to us, which in turn may also adversely impact the market price of our Class A Common Stock.

In addition, under the terms of the merger agreement between BFC and BBX Capital, the companies are subject to certain restrictions on the conduct of their businesses prior to completing the merger. These restrictions may adversely affect our  ability to execute certain of our business strategies, including the ability in certain cases to enter into contracts or incur capital expenditures to grow our business. Further, during the pendency of the merger, management attention and company resources may be diverted towards efforts to consummate the merger instead of the businesses and operations of the Company, which could have a material and adverse effect on the Company.

Our business and operations and the mix of our assets significantly changed as a result of the sale of BankAtlantic to BB&T during July 2012, and our financial condition and results of operations depend on the monetization of our assets at or near their current book values and our results of operations will vary depending upon the timing of such monetization and the success of any investment of available funds.

As a result of the BB&T Transaction, the Company’s business and operations significantly changed from its business and operations prior to the sale of BankAtlantic. As a consequence, the Company’s financial condition and results of operations will be dependent in the near term, on our ability to successfully manage and monetize the assets currently held by BBX Partners, Inc. (“BBX Partners”), which held approximately $13.5 million of loans and foreclosed real estate as of December 31, 2013, the assets currently held by CAM, and the assets held in FAR as well as on the cash flow BBX Capital receives based on our interest in FAR. Additionally, because a majority of FAR’s assets are serviced by a third party servicer, the Company is also dependent on the ability and efforts of the servicer to efficiently manage and monetize the assets. Further, nonaccrual loans and real estate may not be easily salable in the event the Company decides to liquidate an asset through a sale transaction. The Company’s financial condition and results of operations will be dependent in the longer term on these factors as well as its ability to successfully invest these cash flows. If the assets held in CAM and BBX Partners and the assets held in FAR are not monetized at or near the current book values ascribed to them, or if these assets are liquidated for amounts less than book value, the Company’s financial condition and results of operations would be adversely affected, and our ability to successfully pursue our business goals could be adversely affected. Because a majority of these assets do not generate income on a regular basis, the Company does not expect to generate significant revenue or income with respect to these assets until such time as an asset is monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. Accordingly, the Company expects its revenues and results of operations to vary significantly on a quarterly basis and from year to year.

Our substantial investment in Woodbridge and our indirect interest in Bluegreen exposes us to the risks associated with Bluegreen and the vacation ownership industry.

As previously described, we invested $71.75 million in Woodbridge during April 2013 in exchange for a 46% equity interest in Woodbridge. Woodbridge owns all of the shares of Bluegreen’s common stock  which constitute Woodbridge’s primary asset.  While Woodbridge and Bluegreen are not consolidated into our financial statements, our investment in Woodbridge is significant and our operating results and financial condition, including our liquidity, is dependent in part on Bluegreen’s performance and its ability to pay dividends. Bluegreen is subject to various risks and uncertainties which may impact its business and results, including, but not limited to, the following:

•

Bluegreen’s business and operations, including its ability to market VOIs, is subject to general economic conditions and risks generally associated with the real estate market and real estate development, including those discussed in the risk factor captioned “Investments in real estate developments directly or through joint ventures expose us to market and economic risks inherent in the real estate construction and development industry”;
•	Bluegreen operates in a very competitive and rapidly changing environment, and Bluegreen may not be able to compete successfully;
•

Bluegreen is subject to credit risk, including lost principal and interest, disruption to cash flows, and increased collection costs, with respect to its notes receivable, including on financing provided to purchasers of its VOIs;

•

Bluegreen’s business may be dependent on its ability to obtain financing, which may not be available on acceptable terms or at all, and Bluegreen’s business may be adversely impacted if its customers are unable to obtain financing;

•

Bluegreen’s indebtedness may impact its financial condition and results of operations, and the terms of Bluegreen’s indebtedness may limit its activities or its ability to take certain actions, including its ability to pay dividends;

•

Bluegreen’s marketing expenses may increase and Bluegreen may not be successful in maintaining and/or extending its marketing relationships or otherwise marketing its products and services successfully and efficiently;

•

Part of Bluegreen’s business involves fee-based services and other activities aimed at producing positive cash flow while generally requiring less capital investment than Bluegreen’s traditional vacation ownership business, Bluegreen may not be successful in expanding its fee-based services and other “capital-light” services, and such services and activities may not be viable in different economic conditions or otherwise be profitable;

•	Risks relating to litigation and regulatory proceedings to which Bluegreen is. or from time to time may become, subject; and
•	Risks relating to Bluegreen’s ability to comply with applicable law, as well as changes to laws, rules and regulations affecting Bluegreen and its business.

For more detailed information regarding Bluegreen’s business, the risks set forth above and other risks which Bluegreen faces, see BFC’s Annual Report on Form 10-K for the year ended December 31, 2013, which is available free of charge on the SEC’s website at www.sec.gov, including the “Risk Factors – Risks Related to Bluegreen” section thereof.

During 2013, we received dividends totaling $20.4 million from Woodbridge following its receipt of dividends from Bluegreen.  As indicated above, Bluegreen’s debt instruments contain restrictions on its ability to pay dividends.  In addition, dividend payments by Bluegreen are subject to declaration by Bluegreen’s board of directors, and subsequent dividends by Woodbridge are subject to the approval of the board of directors of BFC as well as our board of directors.  Dividend decisions outside of our control may not be made in our best interest. If Bluegreen is unable to pay dividends or Bluegreen or Woodbridge does not otherwise pay dividends, our liquidity would be materially and adversely impacted.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” for additional information.

Our future acquisitions may reduce earnings, require us to obtain additional financing and expose us to additional risks.

Our business strategy includes investments in or acquisitions of operating companies, such as our recent acquisitions of Renin Corp. and Hoffman’s. Some of these investments and acquisitions may be material. While we will seek investments and acquisitions primarily in companies that provide opportunities for growth, we may not be successful in identifying these opportunities. Investments or acquisitions that we complete may not prove to be successful or even if successful may not initially generate income, or may generate income on an irregular basis or over a long time period, thus causing our results of operations to vary significantly on a quarterly basis and from year to year. Acquisitions may expose us to additional risks and may have a material adverse effect on our results of operations.   As part of our business strategy, we expect to continue to review acquisition prospects that would complement our existing business, or that might otherwise offer growth opportunities.  Acquisitions entail numerous risk, including:

•	Difficulties in assimilating acquired management and operations;

•	Risks associated with achieving profitability,
•	The incurrence of significant due diligence expenses relating to acquisitions that are not completed,
•	Unforeseen expenses,
•	Risks associated with entering new markets in which we have no or limited prior experience,
•	The potential loss of key employees of acquired organizations, and
•	Risks associated with transferred assets and liabilities.

We may not be able to acquire or profitably manage additional businesses, or to integrate successfully any acquired businesses, including Renin and Hoffman’s, without substantial costs, delays or other operational or financial difficulties.  Our failure to do so could have a material adverse effect on our business, financial condition and results of operations.

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

If we require additional financing in the future, the financing may not be available when needed or on favorable terms, if at all. Additionally, we do not intend to seek shareholder approval of any investments or acquisitions unless required by law or regulation.

We plan to conduct some of our operations through unconsolidated joint ventures with independent third parties in which we do not have a controlling interest, and we may be adversely impacted by a joint venture partner’s failure to fulfill its obligations.

By using joint ventures, we can reduce the amount we invest in real estate properties. However, our joint venture partners may become financially unable or unwilling to fulfill their obligations under the joint venture agreements. Most joint ventures borrow money to help finance their activities, and although recourse on the loans is generally limited to the joint ventures and their properties, we may be required to provide financial support. If joint venture partners do not perform on their obligations, we may incur significant expenditures which may have an adverse effect on our operating results or financial condition.

Investments in real estate developments directly or through joint ventures expose us to market and economic risks inherent  in the real estate construction and development industry.

 The real estate construction and development industry is highly competitive and subject to numerous risks which in many cases are beyond management’s control.  The success of our real estate development investments is dependent on many factors, including:

•	Demand for or oversupply of new homes, rental apartments and commercial real estate;
•	Demand for commercial real estate tenants;
•	Real estate market values;
•	Changes in capitalization rates impacting real estate values;
•	Inventory of foreclosed homes negatively impacting selling prices;
•	Availability and reasonable pricing of skilled labor;
•	Availability and reasonable pricing of construction materials such as lumber, framing, concrete and other building materials;
•	Changes in laws and regulations for new construction and land entitlements, including environmental and zoning laws and regulations;
•	Natural disasters and severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand for new homes;
•	Availability and cost of mortgage financing for potential purchasers;
•	Mortgage loan interest rates;

•	Availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property; and
•	Construction defects and product liability claims.

Any of these factors could give rise to delays in the start or completion of a project, or increase the cost of developing a project, or could result in reduced prices and values for our developments.

The decline in the Florida real estate market has adversely affected, and may continue to adversely affect, our earnings and financial condition.

The deterioration in prior periods of economic conditions in the Florida residential real estate market, including the cumulative decline in median home prices in all major metropolitan areas in Florida, and the downturn in the Florida commercial real estate market, resulted in substantial non-performing loans and provision for loan losses during prior periods. The loans retained by us through CAM and FAR in the BB&T Transaction were primarily in the Florida market, and adverse changes to the Florida economy or the real estate market may negatively impact our earnings and financial condition.

Our loan portfolio is concentrated in loans secured by real estate, a majority of which are located in Florida, which makes us susceptible to credit losses from downturns in the real estate market.

Conditions in the United States real estate market deteriorated significantly beginning in 2007, particularly in Florida. Our loan portfolio is concentrated in commercial real estate loans (most of which are located in Florida), residential mortgages (nationwide), and consumer home-equity loans (mainly in Florida). We have a heightened exposure to credit losses that may arise from this concentration as a result of the significant downturn in the Florida real estate markets. At December 31, 2013, approximately 80% of BBX Capital’s loan portfolio based on book value was located in Florida.

An increase in our allowance for loan losses will result in reduced earnings.

We are exposed to the risk that our borrowers will be unable to repay their loans according to their terms and that any collateral securing the payment of these loans will not be sufficient to assure full repayment. Management evaluates the collectability of the loan portfolio and provides an allowance for loan losses that it believes is adequate based upon such factors as:

•	the risk characteristics of various classifications of loans;
•	previous loan loss experience;
•	specific loans that have probable loss potential;
•	delinquency trends;
•	estimated fair value of the collateral; and
•	current economic conditions.

Many of these factors are difficult to predict or estimate accurately, particularly in a changing economic environment. The process of determining the estimated losses inherent in our loan portfolio requires subjective and complex judgments and the level of uncertainty concerning economic conditions may adversely affect our ability to estimate the losses which may be incurred in the loan portfolio. If such evaluation is incorrect and borrower defaults cause losses exceeding the portion of the allowance for loan losses allocated to those loans, or if perceived adverse trends require us to significantly increase our allowance for loan losses in the future, the Company’s earnings could be significantly and adversely affected.

Non-performing loans take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

At December 31, 2013, our non-performing loans totaled approximately $63.2 million or 49% of our total loan portfolio. Our non-performing loans adversely affect our net income through foreclosure costs, operating expenses and taxes. Until we monetize these loans, we expect to continue to incur additional losses relating to these non-performing loans. We record interest income on non-performing loans on a cash basis. When we receive the collateral in foreclosures or similar proceedings, we are required to mark the related collateral to the then fair market value, generally based on appraisals of the property obtained by us. These loans also increase our risk profile, and increases in the level of non-performing loans adversely affect our results of operations and financial condition. While we seek to manage nonperforming loans, decreases in the value of these loans or deterioration in the financial condition of our borrowers, which is often impacted by economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing loans requires significant commitments of management time.

FAR’s consumer loan portfolio is concentrated in home equity loans collateralized by properties located in South Florida.

The decline in residential real estate prices and higher unemployment throughout Florida over the past several years has resulted in an increase in mortgage delinquencies and higher foreclosure rates. Additionally, in response to adverse conditions in the economy and real estate markets, financial institutions and other lenders have tightened underwriting standards which has limited the ability of borrowers to refinance. These conditions have adversely impacted delinquencies and credit loss trends for home equity loan portfolios. The majority of FAR’s home equity loans are residential second mortgages that exhibit higher loss severity than residential first mortgages. If home prices decline, FAR may experience higher credit losses from this loan portfolio. Since the collateral for this portfolio consists primarily of second mortgages, it is unlikely that FAR will be successful in recovering all or any portion of its loan proceeds in the event of a default unless FAR is prepared to repay the first mortgage and such repayment and the costs associated with a foreclosure are justified by the value of the property.

The cost and outcome of pending legal proceedings may impact the Company’s results of operations.

The Company is involved in ongoing litigation which has resulted in significant selling, general and administrative expenses relating to legal and other professional fees. Pending proceedings include litigation brought by the SEC, litigation arising out of workouts and foreclosures, and legal proceedings associated with BankAtlantic’s tax certificate business. While, based on current information, we believe that we have meritorious defenses in these proceedings, we anticipate continued elevated legal and related costs in connection with the actions, and the ultimate outcomes of the matters are uncertain.

Adverse market conditions may affect our business and results of operations.

Our financial condition and results of operations have been, and may continue to be, adversely impacted as a result of the downturn in the U.S. housing and commercial real estate markets and general economic conditions. Dramatic declines in the national and, in particular, Florida housing markets over the past years, with falling home prices and increasing foreclosures and unemployment, negatively impacted the credit performance of our loans and resulted in significant asset impairments. While we believe that real estate markets and general economic conditions have shown signs of improvement during the past year, further negative market and economic developments may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, and may impact charge-offs and provisions for loan losses. A worsening of conditions would likely exacerbate the adverse effects of these difficult market conditions.

Adverse events in Florida, where our business is currently concentrated, could adversely impact our results and future growth.

Our business, the primary source of repayment for loans and the real estate collateralizing loans and real estate acquired through foreclosure or settlements with borrowers are primarily concentrated in Florida. As a result, we are exposed to geographic risks, as high unemployment rates, declines in the housing industry and declines in the real estate market have generally been more severe in Florida than in the rest of the country. Adverse changes in laws and regulations in Florida would have a negative impact on our revenues, financial condition and business. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes, which may disrupt our operations, adversely impact the ability of our borrowers to timely repay their loans, adversely impact the value of any collateral securing loans and our portfolio of real estate (both held-for-sale and held-for-

investment), or otherwise have an adverse effect on our results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are unpredictable.

Renin sales are concentrated with two significant customers.

A significant amount of Renin sales are to big-box home centers.  These home centers in many instances have significant negotiating leverage with their vendors, and are able to affect the prices Renin receives for its products and the terms and conditions on which Renin conducts its business with them.  These home centers may also reduce the number of vendors they purchase from or make significant changes in their volume of purchases. Although homebuilders, dealers and other retailers represent other channels of distribution for Renin’s products, the loss of a home center customer or reduced sales volume from any of these home centers would have a material adverse effect on Renin’s business.

A significant portion of Renin’s business relies on home improvement and new home construction activity, both of which are cyclical and outside of management’s control.

A significant portion of Renin business in Canada and the United States is dependent on the levels  of home improvement activity, including spending on repair and remodeling projects, and new home construction activity. Macroeconomic conditions including consumer confidence levels, fluctuations in home prices, unemployment and underemployment levels, interest rates, regulatory initiatives, and the availability of home equity loans and mortgage financing  affect both  discretionary spending on home improvement projects as well as new home construction activity. Adverse changes in these factors or uncertainty regarding these macroeconomic conditions could result in a decline in spending on home improvement projects and a decline in demand for new home construction, both of which could adversely affect Renin’s results of operations.

Renin’s operating results would be negatively impacted if it experiences increased commodity costs or a limited availability of commodities.

Renin purchases various commodities to manufacture its products, including steel, aluminum and mirror. Fluctuations in the availability and prices of these commodities could increase the cost to manufacture Renin’s products. Further, increases in energy costs could increase Renin’s production costs as well as its transportation costs, each of which could negatively affect Renin’s operating results.   Renin’s existing arrangements with customers, competitive considerations and the relative negotiating power and resistance of Renin’s home center customers to price increases make it difficult for Renin to increase selling prices to absorb increased production costs. If Renin is not able to increase the prices of its products or achieve other cost savings or productivity improvements to offset any increased commodity and production costs, its operating results could be negatively impacted.

Unexpected events, such as natural disasters, severe weather and terrorist activities may disrupt Renin’s operations and increase its production costs.

 The occurrence of one or more unexpected events, including tsunamis, hurricanes, earthquakes, floods and other forms of severe weather or terrorist activities in countries or regions in which Renin’s suppliers are located could adversely affect Renin’s operations and financial performance. Natural disasters, acts or threats of war or terrorism, or other unexpected events could result in temporary or long-term disruption in the delivery or supply of necessary raw materials and component products from Renin’s suppliers, which would disrupt Renin’s production capabilities and likely increase its cost of doing business.

 Market demand for Hoffman’s products could decline.

Hoffman’s operates in highly competitive markets and competes with larger companies that have greater resources.  Hoffman’s continued success is impacted by many factors, including the following:

• Effective retail execution;
• Appropriate advertising campaigns and marketing programs,
• Adequate supply of commodities at a reasonable cost,
• Oversight of product safety,
• Response to changes in consumer preferences and tastes; and
• Changes in consumer health concerns, including obesity and the consumption of certain ingredients.

A decline in market demand for Hoffman’s products could negatively affect its operating results.

Our financial performance may adversely affect our ability to access capital and may have a material adverse effect on our business, financial condition and results of operations.

Our ability to fund operations and investment opportunities may depend on our ability to raise capital in the secondary markets and on our ability to monetize our portfolio of non-performing loans. Our ability to raise additional capital will depend on, among other things, conditions in the financial markets at the time, which are outside of our control, as well as litigation and our financial condition, results of operations and prospects. The failure to obtain capital in amounts needed to fund operations or anticipated investments may have a material adverse effect on our results of operation and financial condition.

We are controlled by BFC and its controlling shareholders, and this control position may adversely affect the market price of our Class A Common Stock.

BFC currently owns 8,133,353 shares of our Class A Common Stock, representing approximately 52% of the outstanding shares of such stock and all 195,045 outstanding shares of our Class B Common Stock representing approximately 72% of our total voting power. Additionally, Alan B. Levan, Chairman and Chief Executive Officer of BBX Capital and Chairman, Chief Executive Officer and President of BFC, and John E. Abdo, Vice Chairman of BBX Capital and BFC, collectively beneficially own shares of BFC’s Class A Common Stock and Class B Common Stock representing approximately 71% of BFC’s total voting power. BBX Capital’s Class A Common Stock and Class B Common Stock vote as a single group on most matters. Accordingly, BFC, directly, and Messrs. Levan and Abdo, indirectly through BFC, are in a position to control BBX Capital, elect BBX Capital’s board of directors and significantly influence the outcome of any shareholder vote. This control position may have an adverse effect on the market price of our Class A Common Stock.

BFC can reduce its economic interest in us and still maintain voting control.

Our Class A Common Stock and Class B Common Stock generally vote together as a single class, with the Class A Common Stock possessing a fixed 53% of the aggregate voting power of the Company, and the Class B Common Stock possessing a fixed 47% of such aggregate voting power. The Company’s Class B Common Stock currently represents less than 1% of the Company’s total common equity and 47% of the Company’s total voting power. As a result, the voting power of the Company’s Class B Common Stock does not bear a direct relationship to the economic interest represented by the shares.

Any issuance of shares of Class A Common Stock will further dilute the relative economic interest of the Class B Common Stock, but will not decrease the voting power represented by the Class B Common Stock. Further, our Restated Articles of Incorporation provide that these relative voting percentages will remain fixed until such time as BFC and its affiliates own less than 97,253 shares of the Class B Common Stock, which is approximately 50% of the number of shares of Class B Common Stock that BFC now owns, even if additional shares of Class A

Common Stock are issued. Therefore, BFC may sell up to approximately 50% of its shares of Class B Common Stock (after converting those shares to shares of Class A Common Stock), and significantly reduce its economic interest in us, while still maintaining its voting power. If BFC were to take this action, it would widen the disparity between the equity interest represented by the Class B Common Stock and its voting power. Any conversion of shares of Class B Common Stock into shares of Class A Common Stock would further dilute the voting interests of the holders of the Class A Common Stock.

Provisions in our Restated Articles of Incorporation and Amended and Restated Bylaws, and recently adopted shareholder rights plan, may make it difficult for a third party to acquire us and could depress the price of our Class A Common Stock.

Our Restated Articles of Incorporation and Amended and Restated Bylaws contain provisions that could delay, defer or prevent a change of control of the Company or its management. These provisions could make it more difficult for shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our Class A Common Stock. These provisions include:

•	the provisions in the Restated Articles of Incorporation regarding the voting rights of Class B Common Stock;
•

  the authority of the board of directors to issue additional shares of common or preferred stock and to fix the relative rights and preferences of the preferred stock without additional shareholder approval; and

•	advance notice procedures to be complied with by shareholders in order to make shareholder proposals or nominate directors.

In addition, on February 7, 2013, the Company adopted a shareholder rights plan which is designed to preserve certain tax benefits available to the Company. However, because the rights plan provides a deterrent to investors from acquiring a 5% or greater ownership interest in Class A Common Stock, it may have an anti-takeover effect.

The loss of key personnel or the failure to attract and retain highly qualified personnel could adversely affect our operations.

Our performance is largely dependent on the talents and efforts of skilled individuals. Our business operations could be adversely affected if we are unable to retain and motivate our existing employees and attract new employees as needed. In addition, as previously described, the SEC has filed a lawsuit against our Chairman and Chief Executive Officer, Alan B. Levan, alleging violations of securities laws. In addition to injunctive relief and monetary penalties, the complaint seeks an officer and director bar with respect to Mr. Levan. While we believe that the Company and Mr. Levan fully complied with applicable law, the outcome of this litigation is uncertain. In the event Mr. Levan is restricted from serving, or is otherwise unable to serve, as an executive officer and/or director of BBX Capital, BBX Capital and its business, as well as the businesses of its subsidiaries, may be adversely impacted.  However, the Company believes that any such adverse impact would be mitigated by the continuation of service of other executive officers, including Mr. Abdo, who serves as a director and Vice Chairman of the Company and Jarett Levan, President, who previously served as President and CEO of BankAtlantic.

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

Renin Holdings, LLC and subsidiaries (“Renin”) leases its executive offices located at 110 Walker Drive, Brampton, Ontario.  The office lease expiration date is December 31, 2015.  Renin leases three manufacturing facilities and one sales and distribution facility. The United Kingdom sales and distribution facility is leased month-to-month.  The remaining facilities in the United States and Canada have lease expiration dates ranging from October 2014 to December 31, 2015.

Hoffman’s leases three of its retail locations in West Palm Beach, Florida with lease expiration dates ranging from December 31, 2014 to February 28, 2018.

Hoffman’s owns its chocolate manufacturing facility located at 5190 Lake Worth Road, Greenacres, Florida.  The facility is comprised of a 4,000 square foot office and store front area and an 11,526 square foot manufacturing area.  Hoffman’s also owns two warehouse facilities in Riviera Beach, Florida.

Williams & Bennett leases its chocolate manufacturing facility located at 2045 High Ridge Road, Boynton Beach, Florida.  The facility is comprised of a 22,500 square foot office, manufacturing, warehousing and food storage areas.

ITEM 3.  LEGAL PROCEEDINGS

Securities and Exchange Commission v. BankAtlantic Bancorp, Inc. and Alan B. Levan, Case No. 12-60082-CV-SCOLA, United States District Court, Southern District of Florida

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, BBX Capital’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX Capital’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The SEC is seeking a finding by the court of violations of securities laws, a permanent injunction barring future violations, civil money penalties and, in the case of Mr. Alan B. Levan, an order barring him from serving as an officer or director of a public company. Discovery in the action is now closed.  The Court has denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.  The grant of partial summary judgment does not resolve any of the SEC’s claims in its favor; with respect to Mr. Alan Levan’s answer on the July 25, 2007 conference call, the jury will still determine issues relating to materiality and scienter.  Due to the judge’s trial schedule, the case has been continued and is currently on the trial calendar during the two-week period beginning on November 3, 2014.  BBX Capital believes the claims to be without merit and intends to vigorously defend the actions.

In re:  BBX Capital Shareholders Litigation

On May 30, 2013, Haim Ronan filed a purported class action against BFC, BBX Merger Sub, BBX Capital and the members of BBX Capital’s board of directors seeking to represent BBX Capital’s shareholders in a lawsuit challenging the currently proposed merger between BFC and BBX Capital. In this action, which is styled Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham, II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC and was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Mr. Ronan asserted as a cause of action that the individual defendants breached their fiduciary duties of care, loyalty and good faith, in part, by failing to obtain a high enough price for the shares of BBX Capital’s Class A Common Stock to be acquired by BFC in the merger. Mr. Ronan also asserted a cause of action against BFC and BBX Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. Mr. Ronan is seeking an injunction blocking the proposed merger. On May 31, 2013, in an action styled John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC and filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, John P. Lauterbach filed a purported class action against all of the defendants named in Mr. Ronan’s complaint, challenging the currently proposed merger for substantially the same reasons as set forth in Mr. Ronan’s complaint, but asserting an additional, direct cause of action for breach of fiduciary duties against BFC, Alan B. Levan and John E. Abdo. Mr. Lauterbach also added as defendants Norman H. Becker, who was appointed to BBX Capital’s board of directors on May 7, 2013, as well as Seth M. Wise, who serves as an executive officer and director of BFC and as an executive officer of BBX Capital, and John K. Grelle, who serves as an executive officer of BFC and BBX Capital. On September 4, 2013, the Ronan and Lauterbach actions were consolidated into a single action styled In Re BBX Capital Corporation Shareholder Litigation, with the complaint filed in the Lauterbach action being the operative complaint in the consolidated action. On October 11, 2013, the plaintiffs filed an amended complaint in the consolidated action.  In the amended complaint, which includes the same causes of action set forth in the Lauterbach complaint, the plaintiffs: (i) allege that the merger, including the exchange ratio and other terms and conditions of the merger agreement, is unfair to BBX Capital’s minority shareholders and is the product of unfair dealing on the part of the defendants; (ii) allege that the defendants initiated, timed, negotiated and structured the merger for the benefit of BFC and to the detriment of BBX Capital’s minority shareholders, including that BFC and its and BBX Capital’s management caused BBX Capital to engage in transactions which had the effect of reducing BBX Capital’s intrinsic value; (iii) challenge the independence of the members of BBX Capital’s special committee and the process pursuant to which BBX Capital’s special committee engaged its legal and financial advisors, and negotiated and approved the merger agreement, including limitations on its ability to pursue alternative transactions; (iv) assert that BBX Capital’s shareholders’ rights to appraisal do not constitute an adequate remedy; and (v) allege that the joint proxy statement/prospectus relating to the merger and the shareholder meetings to approve the merger contains material misrepresentations and does not contain adequate disclosure regarding the merger and specifically the value of BBX Capital and the shares of its Class A Common Stock, and fails to provide the plaintiffs and BBX Capital’s minority shareholders the information necessary to determine whether the merger consideration is fair. BFC and BBX Capital believe the claims to be without merit and intend to vigorously defend the action.”

In re:  New Jersey Tax Sales Certificates Antitrust Litigation v. BBX Capital Corporation f/k/a BankAtlantic Bancorp, Inc., Fidelity Tax, LLC, Gary I. Branse, Michael Deluca and BB&T Corporation, and multiple other individuals and entities who purchased New Jersey tax certificates between 1998 to February 2009, Case No.12-CV-01893-MAS-TJB, United States District Court, District of New Jersey (Trenton)

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly owned subsidiary of CAM, among others as defendants.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction. BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended  Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs’ counsel filed a Consolidated Amended Complaint on January 6, 2014.  BBX Capital believes the claims to be without merit, intends to file a motion to dismiss the Consolidated Amended Complaint and intends to vigorously defend the action.

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

On March 10, 2014, there were approximately 224 record holders and 17,088,390 shares of the Class A Common Stock issued and outstanding. In addition, there were 195,045 shares of Class B Common Stock outstanding at March 10, 2014.

The following table sets forth, for the periods indicated, the high and low sale prices of the Class A Common Stock as reported by the New York Stock Exchange:

	Class A Common
	Stock Price
	High	Low
For the year ended December 31, 2013	$15.66	6.95
Fourth quarter	15.66	13.18
Third quarter	15.12	12.66
Second quarter	13.35	8.22
First quarter	8.25	6.95

For the year ended December 31, 2012	$7.25	1.82
Fourth quarter	7.25	6.22
Third quarter	6.60	5.34
Second quarter	6.67	3.98
First quarter	4.21	1.82

The Company has filed, as exhibits to this Annual Report on Form 10-K, the certifications of the Company’s principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company’s public disclosure.

There were no cash dividends paid by the Company during the years ended December 31, 2013 and 2012.  Due to regulatory restrictions applicable to the Company due to its ownership of BankAtlantic and as a result of contractual restriction associated with the Company’s election in February 2009 to commence the deferral of interest payments on the TruPS obligations, the Company was restricted from paying dividends to its shareholders during the 2009, 2010 and 2011 fiscal years.  As a result of the deregistration of the Company with the Federal Reserve as a savings bank holding company effective July 31, 2012 and the assumption of the TruPS by BB&T upon consummation of the BB&T Transaction, the Company is no longer subject to restrictions on paying dividends to its shareholders.  However, the Company currently expects to utilize its available cash to pursue opportunities in accordance with its business strategies and does not currently anticipate that it will pay cash dividends to its shareholders during 2014 or for the foreseeable future.

On May 2, 2011, the Company distributed to each record holder of its Class A Common Stock and Class B Common Stock as of May 12, 2011 0.624 non-transferable subscription rights to purchase shares of its Class A Common Stock for each share of Class A and Class B Common Stock owned on that date.  Each whole subscription right entitled the holder to purchase one share of Class A Common Stock at a subscription price of $3.75 per share.   The Company completed the rights offering on June 16, 2011 and issued 3,025,905 shares of its Class A Common Stock. The net proceeds from this rights offering were $11.0 million. The Company used the net proceeds of $11.0 million to fund part of a $20 million capital contribution to BankAtlantic in June 2011.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands except share	For the Years Ended December 31,
and per share data)	2013	2012	2011	2010	2009
Income Statement
Total revenues	$48,658	33,285	45,682	48,355	56,651
Total costs and expenses	53,596	68,169	72,134	84,960	94,723
Equity earnings in Woodbridge Holdings, LLC	13,461	-	-	-	-
Recoveries from (provision for) loan losses	43,865	(2,405)	(37,874)	(91,455)	(131,180)
Asset impairments	(4,708)	(9,931)	(14,666)	(5,303)	(6,964)
Income (loss) from continuing operations
before income taxes	47,680	(47,220)	(78,992)	(133,363)	(176,216)
Provision (benefit) for income taxes	20	(18,744)	(19,480)	127	(31,719)
Income (loss) from continuing operations	47,660	(28,476)	(59,512)	(133,490)	(144,497)
Discontinued operations, net of tax (4)	-	264,238	30,771	(9,760)	(41,322)
Net income (loss)	47,660	235,762	(28,741)	(143,250)	(185,819)
Less: net income attributable to
non-controlling interest	179	-	(336)	(931)	-
Net income (loss) attributable to
BBX Capital Corporation	$47,839	235,762	(29,077)	(144,181)	(185,819)

(In thousands except share and per	For the Years Ended December 31,
share data)	2013	2012	2011	2010	2009
Basic earnings (loss) per share
Continuing operations	$3.02	(1.81)	(4.21)	(12.04)	(30.46)
Discontinued operations (5)	-	16.81	2.17	(0.87)	(8.71)
Basic and diluted earnings (loss) per share (5)	$3.02	15.00	(2.04)	(12.91)	(39.17)
Diluted earnings (loss) per share
Continuing operations	$2.94	(1.81)	(4.21)	(12.04)	(30.46)
Discontinued operations (5)	-	16.81	2.17	(0.87)	(8.71)
	$2.94	15.00	(2.04)	(12.91)	(39.17)

Per common share data
Cash dividends declared per
common share Class A (1)	$-	-	-	-	0.025
Cash dividends declared per
common share Class B (1)	-	-	-	-	0.025
Book value per share (2)	19.00	15.24	(1.08)	1.18	14.38

(In thousands except share		As of December 31,
and per share data)		2013	2012	2011	2010	2009
Balance Sheet (at year end)
Loans held for sale		$53,846	24,748	55,601	29,765	4,547
Loans receivable, net of allowance for loan losses		72,226	292,562	2,448,203	3,018,179	3,689,779
Total assets		431,147	470,703	3,678,119	4,509,433	4,815,617
Deposits		-	-	3,280,083	3,893,014	3,969,680
Other borrowings (3)		98,758	207,178	359,114	514,385	613,043
Total equity		303,566	240,324	(16,926)	14,743	141,571
Asset quality ratios
Non-performing loans, gross of reserves,
as a percent of total loans	%	69.25	65.73	11.39	11.36	8.59
Loan loss allowance as a percent of
non-performing loans		5.23	2.71	44.24	44.89	56.19
Loan loss allowance as a percent
of total loans		3.76	1.82	5.31	5.37	5.07

1.	Cash dividends declared on common shares divided by income from continuing operations.
2.	The denominator of book value per share was computed by combining the number of Class A and Class B shares outstanding at year end for all periods.
3.

Other borrowings consisted of BB&T’s preferred interest in FAR, notes payable to related parties and notes payable as of December 31, 2013 and 2012.  Other borrowings were primarily FHLB advances, subordinated debentures, and junior subordinated debentures as of December 31, 2011, 2010 and 2009.

4.

Discontinued operations include the results of operations of BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units for each of the years in the four year per period ended December 31, 2012.  Discontinued operations for the years ended December 31, 2010 and 2009 included earnings (losses) from the sale in 2007 of Ryan Beck & Co., a broker dealer subsidiary of BBX Capital, of ($0.5) million and $3.7 million, respectively.

5.

During the year ended December 31, 2009, the Company recognized a tax benefit associated with the enactment of tax legislation that increased the 2009 net operating loss carry-back period from two years to five years.  During each of the years in the five year period ended December 31, 2013, the Company recorded a deferred tax valuation allowance for its entire net deferred tax asset. During the years ended December 31, 2012 and 2011, the Company recognized a tax benefit of $18.7 million and $19.2 million from the reduction in the deferred tax asset valuation allowance associated with income from discontinued operations.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

BBX Capital was organized under the laws of the State of Florida in 1994. BBX Capital’s principal asset until July 31, 2012 was its ownership of BankAtlantic and its subsidiaries.  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida and provided traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida.  On July 31, 2012, BBX Capital completed the sale to BB&T of all of the issued and outstanding shares of capital stock of BankAtlantic in the BB&T Transaction. Following the BB&T Transaction, BBX Capital requested and received approval from the Federal Reserve for deregistration as a savings and loan holding company effective July 31, 2012. As such, BBX Capital is no longer subject to regulation by the Federal Reserve or restrictions applicable to a savings and loan holding company.

The Company’s activities subsequent to the consummation of the BB&T Transaction involve the investment, ownership, financing, acquisition, development and management of real estate and real estate related assets and consists of the activities associated with BBX Capital’s portfolio of loans receivable, real estate properties acquired through foreclosure, and portfolio of charged off loans as well as its investments in operating businesses. The Company also manages FAR, including overseeing the management and monetization of FAR’s assets with a view to the repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.

The Company is currently actively engaged in pursuing joint venture arrangements with developers for residential and commercial development projects in which we fund our equity investment in joint ventures through cash investments or by contributing real estate properties.  The Company is also pursuing investments in middle market operating businesses.

During the year ended December 31, 2013, the Company invested in the following operating businesses:

In April 2013, BBX Capital acquired a 46% equity interest in Woodbridge Holdings, LLC (“Woodbridge”).  Woodbridge’s principal asset is its ownership of Bluegreen Corporation and its subsidiaries (“Bluegreen”).  Bluegreen is a vacation ownership company with 225,000 owners and over 60 owned or managed resorts.  BFC Financial Corporation (“BFC”), the controlling shareholder of the Company, owns the remaining 54% of Woodbridge.

In October 2013, a joint venture entity, Renin Holdings, LLC (“Renin”) owned 81% by BBX Capital and 19% by BFC acquired substantially all of the assets and certain liabilities of Renin Corp. Renin Corp. manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and four manufacturing, assembly and distribution facilities in Canada, the United States and the United Kingdom.

In December 2013, a wholly-owned subsidiary of BBX Capital acquired the outstanding common shares or membership interests in Hoffman’s Chocolates and its subsidiaries Boca Bons and Good Fortunes (“Hoffman’s”).  Hoffman’s is a manufacturer of gourmet chocolates, with four retail locations in South Florida.

Consolidated Results of Operations

The Company reports its consolidated results of operations in two reportable segments, BBX and FAR.  The results of operations of Renin and Hoffman’s were not included in the Company’s segment reporting as the businesses were recently acquired and discrete financial information was not available as of December 31, 2013.  Management will evaluate the Company’s reportable segments in subsequent periods to determine if the acquired businesses are reportable segments or reportable within another segment.

The BBX reportable segment consists of the activities associated with BBX Capital’s portfolio of loans receivable, and its portfolio of real estate properties,  maximizing the cash flows from its portfolio of charged-off loans, and  pursuing equity and debt investment opportunities in real estate and operating businesses. The BBX reportable segment also includes equity earnings from its investment in Woodbridge. The FAR reportable segment consists of the activities associated with overseeing the management and monetization of its assets with a view to repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.  FAR’s activities began on August 1, 2012.

The results of operations of BBX for the years ended December 31, 2012 and 2011 include the operations of BBX Capital and its subsidiaries other than BankAtlantic and FAR, BankAtlantic’s Commercial Lending reporting unit and all of BankAtlantic’s general corporate overhead.

Income (loss) from continuing operations from each of the Company’s reportable segments and the results of operations of Renin and Hoffman’s after their respective dates of acquisition was as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
BBX	$40,526	(41,297)	(78,992)
FAR	8,133	(5,923)	-
Other	(979)	-	-
Income (loss) from continuing operations
before provision (benefit) for income taxes	47,680	(47,220)	(78,992)
Provision (benefit) for income taxes	20	(18,744)	(19,480)
Income (loss) from continuing operations	$47,660	(28,476)	(59,512)

(1) Other represents the activities of Renin and Hoffman’s from the date of acquisition through December 31, 2013.

For the Year Ended December 31, 2013 Compared to the Same 2012 Period:

BBX Reportable Segment

BBX reportable segment improvement in income (loss) from continuing operations for the year ended December 31, 2013 resulted primarily from significant loan loss recoveries, equity earnings from BBX Capital’s April 2013 investment in Woodbridge and lower selling, general and administrative expenses as well as a decline of impairments on loans held-for-sale and real estate.

The significant loan loss recoveries relate to a settlement with a borrower which resulted in reversals of previously charged-off commercial loans of $20.1 million and interest income recoveries of $13.6 million.  Additionally, CAM foreclosed on a residential commercial real estate property resulting in an $11.1 million recovery as the fair value of the collateral was greater than the recorded investment of the loan based on an updated valuation.

Equity earnings from BBX Capital’s investment in Woodbridge from the date of the investment (April 3, 2013) through December 31, 2013 were $13.5 million.

Selling, general and administrative expenses declined from $48.1 million for the year ended December 31, 2012 to $23.5 million for the same 2013 period.   The decline in expenses was due primarily to the reduction in BBX’s cost structure as a result of the sale of BankAtlantic and the elimination of BankAtlantic’s general corporate overhead, which was included in its entirety during the seven months ended July 31, 2012.  As a consequence, occupancy and employee compensation and benefit expenses were reduced by $11.3 million for the year ended December 31, 2013 compared to the same 2012 period.

Net asset impairments during the year ended December 31, 2013 were $0.2 million compared to $8.6 million during the year ended December 31, 2012.  The 2013 impairments reflected $0.6 million of net impairments from real estate and $0.4 million of valuation allowance reversals associated with loans held-for-sale.  Asset impairments during the year ended December 31, 2012 represented $9.1 million of increased impairments on real estate and $0.7 million of impairments on loans held-for-sale.  Management believes that the lower impairments during the year ended December 31, 2013 may reflect a general appreciation of real estate values during 2013.

FAR Reportable Segment

The FAR reportable segment improvement in income (loss) from continuing operations primarily resulted from loan loss recoveries of $9.7 million and gains on the sales of assets of $3.2 million partially offset by $4.5 million of asset impairments.

The $9.7 million recoveries for loan losses resulted primarily from the payoff of two nonaccrual loans.  The recoveries were partially offset by a $2.7 million increase in the provision for loan losses associated with the transfer of first lien residential loans to loans held-for-sale.

Net gains on sales of assets during the year ended December 31, 2013 resulted from gains on sales of real estate, properties and equipment and tax certificates of $1.3 million, $1.0 million and $0.9 million, respectively.

Asset impairments during the year ended December 31, 2013 consisted of a $2.0 million impairment on an office warehouse property based on an updated valuation and a $1.6 million increase in loans held-for-sale valuation allowances.  The increase in the valuation allowance for loans held-for-sale resulted from a decline in small business loan valuations.

Other

Other represents the activities of Renin and Hoffman’s from the date of acquisition through December 31, 2013.  Included in the activities were $1.1 million of acquisition related costs and a $1.0 million bargain purchase gain associated with the Renin Transaction.

For the Year Ended December 31, 2012 Compared to the Same 2011 Period:

BBX Reportable Segment

The improvement in BBX’s  loss from continuing operations during 2012 compared to 2011 was primarily the result of lower provision for loan losses, interest expense, asset impairments and selling, general and administrative expenses and higher net gains from the sales of assets.

The decrease in the provision for loan losses of $40.0 million primarily reflects what management believes to be a stabilization of real estate property values in 2012 resulting in lower charge-downs of collateral dependent loans to the fair value of the collateral less cost to sell relative to prior periods. BB&T acquired $297.3 million of commercial loans upon the sale of BankAtlantic in the BB&T Transaction, which contributed to fewer loans migrating to a non-accrual status subsequent to the BB&T Transaction.

The $6.0 million reduction in interest expense resulted from lower average balances as BB&T assumed all of the Company’s outstanding TruPS obligations as of July 31, 2012 resulting in only seven months of interest expense during 2012 compared to a full year of interest expense during 2011.

The decrease in asset impairments reflects fewer assets and lower real estate valuation adjustments from updated property valuations during 2012 compared to the same 2011 period.

The decrease in selling, general and administrative expenses reflects a $5.9 million reduction in occupancy expenses.  The lower occupancy expense reflects the consolidation of back-office facilities during prior periods, the consummation of the BB&T Transaction as of July 31, 2012 and the terms of a transition services agreement entered into with BB&T in connection with the BB&T Transaction that permitted BBX to use office space at its former headquarters at no cost from July 31, 2012 through December 1, 2012.

The higher net gains from the sales of assets resulted primarily from the sale of $3.6 million of properties retained in the BB&T Transaction for a $5.6 million gain.

The above improvements in BBX’s loss from continuing operations were partially offset by $22.7 million of lower interest income resulting primarily from a significant reduction in loan average balances associated with the acquisition of $297.3 million of commercial loans by BB&T upon the sale of BankAtlantic in the BB&T Transaction and the reduction in commercial loan originations during prior periods.

FAR Reportable Segment

The FAR reportable segment incurred a $5.9 million loss from continuing operations before income taxes from inception (August 1, 2012) through December 31, 2012.  The loss reflects a $4.6 million provision for loan losses associated primarily with consumer and residential loan charge-offs based on updated valuations on non-performing loans.  FAR earned $3.6 million of interest income on its loan portfolio and incurred $2.5 million of interest expense consisting of the priority return of LIBOR plus 200 basis points payable with respect to BB&T’s preferred membership interest.  FAR incurred $2.3 million of selling, general and administrative expenses during the five month period associated primarily with foreclosure activities and loan servicing fees.

Results of Discontinued Operations

BankAtlantic had five reporting units of which each reflected a component of the BankAtlantic entity and was the lowest level for which cash flows could be clearly distinguished, operationally and for financial reporting purposes.  The Company determined that the Community Banking, Investments, Capital Services and Tax Certificates reporting units should be treated as discontinued operations.  The Company sold all operations and the majority of the assets and liabilities of these discontinued reporting units to BB&T upon consummation of the BB&T Transaction on July 31, 2012.  The Company did not continue in any material respect any activities of or have any continuing involvement with these reporting units.

Income  from the Company’s discontinued operations was as follows (in thousands):

	For the Years Ended December 31,
	2012	2011
Net interest income	$37,384	84,595
Provision for loan losses	(18,383)	(33,764)
Gain on the sale of BankAtlantic	290,642	-
Non-interest income	37,234	124,994
Non-interest expense	(61,634)	(125,872)
Income from discontinued operations
before provision for income taxes	285,243	49,953
Provision for income taxes	(21,005)	(19,182)
Income from discontinued operations	$264,238	30,771

For the Year Ended December 31, 2012 Compared to the Same 2011 Period:

The significant increase in income from discontinued operations during the year ended December 31, 2012 compared to the same 2011 period resulted primarily from the gain recognized on the sale of BankAtlantic to BB&T.  As a consequence of the sale, the income from discontinued operations for the year ended December 31, 2012 includes seven months of BankAtlantic’s activities while the 2011 period included twelve months of BankAtlantic’s activities.

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

Provision for income taxes

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

BBX Results of Operations

The following table is a condensed income statement summarizing the results of operations of the BBX business segment (“BBX”) (in thousands):

	For the Years Ended			Change	Change
	December 31,			2013 vs	2012 vs
	2013	2012	2011	2012	2011
Interest income	$14,490	18,312	41,046	(3,822)	(22,734)
Net gains on sales of assets	3,525	5,551	2,630	(2,026)	2,921
Income from real estate operations	2,743	3,798	1,912	(1,055)	1,886
Other revenues	1,304	607	94	697	513
Total revenues	22,062	28,268	45,682	(6,206)	(17,414)
Interest expense	1,774	9,577	15,572	(7,803)	(5,995)
Real estate operating expenses	3,681	5,442	3,186	(1,761)	2,256
Selling, general and administrative expenses	23,451	48,074	53,376	(24,623)	(5,302)
Total costs and expenses	28,906	63,093	72,134	(34,187)	(9,041)
Equity earnings in Woodbridge	13,461	-	-	13,461	-
Recoveries from (provision for) loan losses	34,128	2,163	(37,874)	31,965	40,037
Asset impairments	(219)	(8,635)	(14,666)	8,416	6,031
Income (loss) from continuing operations before benefit for income taxes	40,526	(41,297)	(78,992)	81,823	37,695
Benefit for income taxes	-	(16,393)	(19,480)	16,393	3,087
Income (loss) from continuing
operations	$40,526	(24,904)	(59,512)	65,430	34,608

Interest Income

The reduction in interest income for each of the years in the three year period ended December 31, 2013 resulted primarily from the acquisition of $297 million of BankAtlantic’s commercial loans by BB&T and the transfer of $223.8 million of BankAtlantic’s commercial loans to FAR in connection with the sale of BankAtlantic in the BB&T Transaction as of July 31, 2012.  The interest income during 2013 consisted primarily of $13.6 million of interest income recovered in connection with the repayment of nonaccrual loans pursuant to a settlement agreement with respect to litigation between CAM and Daniel S. Catalfumo and certain members of his family and affiliated entities.  The remaining interest income recognized during 2013 was interest income recognized on a cash basis from non-accrual loans.

Net gains on the sales of assets

The net gains on the sales of assets during the years ended December 31, 2013, 2012 and 2011 were primarily gains/losses on the sales of real estate properties.  Included in net gains on sales of assets during the year ended December 31, 2013 was a $1.5 million gain from the sale of rental property, a $1.0 million gain on the sale of a storage facility and a $0.6 million gain on the sale of a held-for-sale commercial real estate loan.

The net gains on the sales of assets during the year ended December 31, 2012 primarily represents the sale of two BankAtlantic properties retained by BBX in the BB&T Transaction for a $5.6 million gain.  The properties were acquired by BankAtlantic for branch and back office facilities expansion.

The net gains on the sales of assets held for sale during the year ended December 31, 2011 primarily represent $2.1 million of gains recognized on the sale of $5.6 million of commercial loans.   These gains on loan sales were partially offset by a $1.5 million other than temporary decline in value of an equity investment in a financial institution.

Income from Real Estate Operations

Income from real estate operations consists primarily of rental income from foreclosed properties.  The decrease in real estate revenue during the year ended December 31, 2013 compared to the 2012 year reflects sales of rental properties during 2013.

Other revenues

Other revenues for the year ended December 31, 2013 consist primarily of $0.7 million of recoveries on loans in excess of contractual principal and $0.2 million of deposit overdraft recoveries associated with the charged off deposit overdraft portfolio retained in the BB&T Transaction.

Other revenues for the year ended December 31, 2012 primarily represented equity earnings of $281,000 from the trusts formed to issue the TruPS, deposit overdraft recoveries and retention of a $67,000 non-refundable deposit associated with a contract to sell a real estate property. The equity earnings during the year ended December 31, 2012 represented seven months of activity as the trusts were acquired by BB&T as of July 31, 2012 in connection with the assumption by BB&T of all of the Company’s TruPS obligation upon consummation of the BB&T Transaction.

Other revenues for the year ended December 31, 2011 related primarily to fees from BFC for services provided to BFC partially offset by equity losses from the trusts formed to issue TruPS.

Interest expense

Interest expense for the year ended December 31, 2013 resulted from two notes payable aggregating $10.3 million issued as of December 31, 2012.  The notes were issued to two third party participants in loans for which we were the lead lender in connection with our acquisition of the participants’ interest in a loan and certain real estate property. One note payable in the amount of $2.5 million was repaid in December 2013.

Interest expense for the years ended December 31, 2012 and 2011 relates to interest expense recognized on the TruPS assumed by BB&T upon consummation of the BB&T Transaction.

Real Estate Operating Expenses

Real estate operating expenses for the years ended December 31, 2013, 2012 and 2011 represent real estate taxes, insurance and holding costs associated with real estate acquired through foreclosure.

Selling, general and administrative expenses (“SG&A”) consisted of the follow (in thousands):

	For the Years Ended			Change	Change
	December 31,			2013 vs	2012 vs
	2013	2012	2011	2012	2011
Employee compensation and benefits	$14,231	21,920	22,439	(7,689)	(519)
Occupancy and equipment	992	4,622	10,492	(3,630)	(5,870)
Professional fees	6,226	14,733	10,006	(8,507)	4,727
Other	2,002	6,799	10,439	(4,797)	(3,640)
Total selling, general and administrative expenses	$23,451	48,074	53,376	(24,623)	(5,302)

BankAtlantic’s general corporate overhead was included in its entirety in BBX’s selling, general and administrative expense for the seven months ended December 31, 2012 and the year ended December 31, 2011.  In connection with the BB&T Transaction, BBX entered into a transition services agreement with BB&T pursuant to which, among other things, former employees of BankAtlantic provided specified services to BBX at no cost to BBX until the later of such date that they were no longer employed by BB&T or October 2012 and BBX had the right to utilize office space at BankAtlantic’s former headquarters at no cost until December 2012. As a consequence, BBX did not recognize compensation expenses during the two months ended September 30, 2012 for services performed on behalf of BBX by these BB&T employees as the fair value of the costs of these services was not material.  BBX’s cost structure significantly changed as a result of the reduction in general overhead associated with the consummation of the BB&T Transaction. The reduction in general corporate overhead was partially offset by the relocation of BBX’s corporate headquarters in December 2012 and the hiring of 33 former BankAtlantic employees.

Employee Compensation and Benefits

The decrease in employee compensation during the year ended December 31, 2013 compared to the same 2012 and 2011 periods was due primarily to the reduction in BBX’s cost structure as a result of the sale of BankAtlantic and the elimination of BankAtlantic’s general corporate overhead as of August 1, 2012.

Occupancy and Equipment

The significant decline in occupancy and equipment expense during the year ended December 31, 2013 compared to the same 2012 and 2011 periods was due primarily to the relocation of BBX’s corporate headquarters and the elimination of BankAtlantic’s general corporate overhead.

Professional fees

The decrease in professional fees during the year ended December 31, 2013 compared to the same 2012 period resulted primarily from legal costs during the 2012 period associated with litigation instituted by certain TruPS holders and trustees in connection with the BB&T Transaction which was resolved during the 2012 period. Legal costs during the year ended December 31, 2013 primarily represented fees associated with the SEC civil action, foreclosures and collections.

The increase in professional fees during the year ended December 31, 2012 compared to the same 2011 period resulted primarily from the TruPS litigation and secondarily from higher insurance reimbursements during 2011 compared to 2012.

Other

The decline in other expenses during the year ended December 31, 2013 compared to the same 2012 period resulted from lower operating expenses associated with the sale of BankAtlantic.  The decline in other expenses during the year ended December 31, 2012 compared to the same 2011 period reflected lower operating costs associated with the consolidation of back office facilities and the reduction in the workforce as well as lower operating expenses associated with the sale of BankAtlantic.

Asset Impairments

Asset impairments during the year ended December 31, 2013 reflect $0.6 million of net impairments from real estate and $0.4 million of valuation allowance reversals associated with loans held-for-sale.  The impairments and allowance reversals were primarily the result of updated valuations and loan repayments.

Asset impairments during the year ended December 31, 2012 represented $9.1 million of increased impairments on real estate and $0.7 million of impairments on loans held-for-sale compared to $11.8 million of impairments on real estate and $2.8 million of impairments on loans held-for-sale during the year ended December 31, 2011.

(Recoveries from) provision for loan losses

Changes in the allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
Allowance for Loan Losses:	2013	2012	2011	2010	2009
Balance, beginning of period	$1,309	129,887	162,139	187,218	137,257
Charge-offs :
Commercial real estate	(913)	(54,189)	(43,266)	(107,994)	(112,769)
Commercial non-real estate	-	(15,667)	(8,205)	(996)	(516)
Discontinued operations	-	(22,699)	(60,278)	(65,661)	(72,605)
Total Charge-offs	(913)	(92,555)	(111,749)	(174,651)	(185,890)
Recoveries
Commercial real estate	24,753	3,882	1,272	1,661	700
Commercial non-real estate	9,933	893	1,140	716	500
Discontinued operations	-	4,474	5,447	2,834	1,993
Total recoveries	34,686	9,249	7,859	5,211	3,193
Net (charge-offs)	33,773	(83,306)	(103,890)	(169,440)	(182,697)
(Recovery from) provision
for loan losses	(34,128)	(2,163)	37,874	91,455	131,181
Transfer of allowance for
loan losses to FAR	-	(6,691)	-	-	-
Transfers to held for sale	-	(48,645)	-	-	-
Discontinued operations
provision	-	12,227	33,764	52,906	101,477
Balance, end of period	$954	1,309	129,887	162,139	187,218

Discontinued operations represents the activity in the allowance for loan losses associated with the Community Banking and Capital Services reporting units.

The commercial real estate charge-offs during the year ended December 31, 2013 related to three commercial real estate loans. Two of the loans were charged down $0.5 million in the aggregate due to updated valuations and the other loan was charged down by $0.4 million in connection with a short sale.

The commercial real estate and non-real estate loan recoveries during the year ended December 31, 2013 primarily relate to the repayment of non-accrual loans pursuant to the Catalfumo settlement agreement which resulted in reversals of previously charged-off commercial real estate and commercial non-real estate loans of $10.2 million and $9.9 million, respectively.  Additionally, CAM foreclosed on a residential commercial real estate property resulting in an $11.0 million recovery as the fair value of the collateral was greater than the recorded investment of the loan based on an updated valuation.  The remaining recoveries during the year ended December 31, 2013 resulted primarily from cash collected on certain previously charged-off loans and related judgments which were transferred from BankAtlantic to CAM in connection with the BB&T Transaction and recoveries from foreclosures as the fair value of the underlying collateral less cost to sell was greater than the recorded investment on certain loans.

In June 2013, CAM entered into a settlement agreement, which was amended on October 21, 2013, with respect to litigation between CAM and Daniel S. Catalfumo and certain members of his family and affiliated entities (collectively, “Catalfumo”) relating to the Company’s lending relationship with Catalfumo. Pursuant to the terms of the amended settlement agreement, Catalfumo agreed to pay CAM $30 million in cash plus accrued interest, of which $22 million was paid to the Company on November 4, 2013 and the remaining $8.8 million was paid on December 5, 2013.  Catalfumo also transferred to CAM two land parcels and a building with an adjacent parking garage with an aggregate fair value of $13.2 million as of December 31, 2013.   These properties were recorded as real estate held-for-investment in the Company’s Statement of Financial Condition as of December 31, 2013.  BBX plans to obtain governmental approvals and entitlements with a view to enhancing the value of the properties and either entering into a joint venture relationship to develop the real estate or selling the properties to a third party.  The Catalfumo settlement resulted in BBX recognizing recoveries from loan losses and interest income recoveries of $20.1 million and $13.6 million, respectively, during the fourth quarter of 2013.

Commercial real estate loan charge-offs during the year ended December 31, 2012 included $46.7 million of charge-offs related to previously established specific valuation allowances.  BBX charged-off specific valuation allowances on collateral dependent loans during the first quarter of 2012 in accordance with OCC guidance (which is discussed in more detail below).  Excluding these specific valuation allowance charge-offs, commercial real estate charge-offs declined from $43.3 million during the years ended December 31, 2011 to $7.5 million during the year ended December 31, 2012.  The significant reduction in charge-offs reflected declines in loan balances and the number of loans migrating to a non-accrual status in part reflecting the virtual halt of commercial loan originations after December 2008 as well as the transfer of $378.2 million of commercial real estate loans to loans held for sale in March 2012 in connection with the BB&T Transaction.

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

The reduction in discontinued operations loan charge-offs and provision for loan losses reflects management’s perception of improving economic conditions, declining unemployment rates in Florida and the slowing of the decline in property values associated with residential and consumer home equity loans.

The commercial real estate loan recoveries during the years ended December 31, 2012 and 2011 resulted primarily from foreclosures as the fair value of the properties less cost to sell was higher than the recorded investment in the loans reflecting what management believed to be improvements in property valuations subsequent to the charge down of the foreclosed loans.

Loans with a recorded investment of $1.9 billion were transferred to assets held for sale as of March 31, 2012 as those loans were anticipated to be transferred to BB&T upon the sale of BankAtlantic in the BB&T Transaction.  The allowance for loan losses as of March 31, 2012 associated with these commercial loans was $48.6 million and was included in the above table for the year ended December 31, 2012.

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

	December 31, 2013			December 31, 2012			December 31, 2011
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans
Commercial non-mortgage	$954	28.64%	19.58%	$1,309	19.73%	12.15%	$17,192	14.55%	4.59%
Commercial real estate	-	-	80.42	-	-	87.85	66,269	9.74	26.42
Discontinued operations	-	-	-	-	-	-	46,426	2.61	68.99
Total allowance for loan losses	$954	5.61	100.00	$1,309	2.40	100.00	$129,887	5.04	100.00

	December 31, 2010			December 31, 2009
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	ALL	Loans
	by	in each	to gross	by	to gross	by
	category	category	loans	ALL	loans	category
Commercial non-mortgage	$10,786	7.95%	4.27%	$4,515	2.91%	3.24%
Commercial real estate	83,859	9.37	28.15	105,288	9.03	29.41
Discontinued operations	67,494	3.14	67.58	77,415	3.03	67.35
Total allowance for loan losses	$162,139	5.10	100.00	$187,218	4.83	100.00

Included in the allowance for loan losses in the above table were specific valuation allowances as follows (in thousands):

	December 31,
	2013	2012	2011	2010	2009
Commercial non-real estate	$954	784	15,408	9,850	174
Commercial real estate	-	-	52,582	62,986	56,153
Discontinued operations	-	-	9,257	16,761	14,158
Total	$954	784	77,247	89,597	70,485

The allowance for loan losses at December 31, 2013 consisted primarily of specific valuation allowances on two commercial non-real estate loans with an aggregate recorded investment of $3.0 million.  There was no allowance for loan losses assigned to the balance of BBX’s loans receivable ($11.9 million) as the loans are collateral dependent and were charged down to the fair value of the collateral less cost to sell.

The decrease in the allowance for loan losses at December  31, 2012 compared to the prior periods resulted primarily from the charge-off of specific valuation allowances on collateral dependent loans as well as from the transfer of $1.8 billion of loans and $46.3 million of related allowance for loan losses to BB&T in connection with the sale of BankAtlantic.  The reduction in allowance for loan losses to gross loans in each category also reflects the charge-off of $65.7 million of the specific valuation allowances discussed in the following paragraph and the fact that a higher percentage of the loans which were retained by the Company in the BB&T Transaction were non-performing and/or collateral dependent.  An allowance for loan losses was not established for those collateral dependent loans as these loans were instead charged-down to the fair value of the collateral less cost to sell.  The specific valuation allowance as of December  31, 2012 reflects impaired loans measured based on the present value of expected cash flows discounted at the loan’s effective interest rate.

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

At the indicated dates, BBXs non-performing loans, loans contractually past due 90 days or more and still accruing and troubled debt restructured loans were as follows (in thousands):

		As of December 31,
		2013	2012	2011	2010	2009
NON-ACCRUAL LOANS
Commercial real estate		$11,526	45,784	177,390	228,343	207,206
Commercial non-mortgage		3,331	3,362	20,120	17,659	23,621
Discontinued operations		-	-	96,075	115,173	102,351
Total non-accrual loans		14,857	49,146	293,585	361,175	333,178
Total non-accrual loans as
a percentage of:
Total assets	%	6.30	28.13	7.98	8.01	6.92
Loans	%	87.35	95.68	11.39	11.36	8.59

TOTAL ASSETS		$235,841	174,691	3,678,119	4,509,433	4,815,617
TOTAL LOANS		17,009	51,364	2,578,096	3,180,317	3,876,997
Allowance for loan losses		$954	1,309	129,887	162,139	187,218
OTHER ACCRUING IMPAIRED
LOANS
Contractually past due 90 days
or more (1)		$-	-	80	-	9,960
Performing impaired loans (2)		-	-	-	11,880	6,150
Troubled debt restructured loans		-	-	116,954	96,006	107,642
TOTAL OTHER ACCRUING
IMPAIRED LOANS		$-	-	117,034	107,886	123,752

Held for sale loans		$-	4,696	55,602	29,766	4,547

(1)	The majority of these loans had matured and the borrowers continued to make payments under the matured loan agreement or the loan had sufficient collateral to prevent loss.
(2)

BBX believed that it would ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not have been in accordance with the contractual terms of the loan agreement.

Troubled debt restructured loans by loan type were as follows (in thousands):

	As of December 31,
	2013		2012		2011
	Non-accrual	Accruing	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$6,865	-	10,632	-	90,899	96,146
Discontinued operations	-	-	-	-	15,471	20,808
Total	$6,865	-	10,632	-	106,370	116,954
Held for sale	$-	-	304	-	18,389	-

The reduction in non-performing loans as of December 31, 2013 compared to December 31, 2012 primarily resulted from the foreclosure of four properties with an aggregate loan recorded investment of $35.1 million as of December 31, 2012. BBX’s loans as of December 31, 2013 are generally collateral dependent loans and in the process of foreclosure.

The reduction in non-performing loans during the year ended December 31, 2012 compared to prior years resulted from the sale of BankAtlantic to BB&T.

The decline in commercial real estate non-accrual loans during the year ended December 31, 2011 resulted primarily from a decline in loans migrating to a non-accrual status.  During the year ended December 31, 2011, $81.2 million of loans migrated to a non-accrual status while $229.1 million of loans migrated to non-accrual during the same 2010 period.  Additionally, during the year ended December 31, 2011, four non-accrual loans with an aggregate book value of $15.1 million were sold and $33.8 million of commercial real estate non-accrual loans were transferred to real estate owned.

The increase in commercial real estate non-accrual loans during the two year period ended December 31, 2010 reflects the migration of commercial residential loans to a non-accrual classification during the entire period as well as higher commercial other loans migrating to non-accrual status during the year ended December 31, 2010.  During the year ended December 31, 2011, the decline in real estate values slowed and the economic environment as well as the unemployment rate improved compared to prior periods.

Discontinued operations loans consisted of consumer, small business and residential loans.  The non-accrual balances remained at elevated levels generally due to prolonged foreclosure time frames and high unemployment rates.

The following table shows BBX’s real estate held-for-sale and real estate held-for-investment grouped by the following classifications:

	As of December 31,
(in thousands)	2013	2012
REAL ESTATE:
Held-for-sale
Land	$10,307	16,268
Rental properties	-	6,298
Residential single-family	-	252
Other	-	1,249
Total held for sale	$10,307	24,067
Held-for-investment
Land	$74,759	36,141
Rental properties	15,705	-
Other	788	845
Total held-for-investment	$91,252	36,986
Total Real Estate	$101,559	61,053

The increase in total real estate balances as of December 31, 2013 compared to December 31, 2012 resulted primarily from the acquisition of $49.9 million of real estate through loan foreclosures and $6.1 million of real estate purchases, partially offset by $14.8 million of real estate sales and $0.1 million of real estate impairments.  Management segregated its real estate portfolio based on properties that were available for immediate sale in their present condition (“Real estate held-for-sale”), and properties that are not available for immediate sale as BBX is generally holding these properties to enhance the sales proceeds through renovations, management pursing joint venture opportunities,  potential development, or management’s decision to retain the property in anticipation of appreciation in market value in subsequent periods (“Real estate held-for-investment”).   Management, at its discretion, may transfer real estate held-for-investment to real estate held-for-sale when the property is available for immediate sale in its present condition.

FAR Results of Operations

FAR commenced operations on August 1, 2012. The following table is a condensed income statement summarizing the results of operations of the FAR business segment (“FAR”) for the year ended December 31, 2013 and from August 1, 2012 through December 31, 2012:

	For the Year	From Inception
	Ended	Through
(in thousands)	December 31, 2013	December 31, 2012
Interest income	$9,847	3,610
Net gains on sales of assets	3,203	1,136
Income from real estate operations	1,418	389
Other revenues	2,071	-
Total revenues	16,539	5,135
BB&T's priority return in FAR distributions	3,397	2,467
Real estate operating expenses	2,126	454
Selling, general and administrative expenses	8,131	2,273
Total costs and expenses	13,654	5,194
Recoveries from (provision for) loan losses	9,737	(4,568)
Asset impairments	(4,489)	(1,296)
Income (loss) from continuing operations	8,133	(5,923)
Provision (benefit) for income taxes	20	(2,351)
Net income (loss) from continuing
operations	$8,113	(3,572)

Interest Income

FAR’s interest income for the year ended December 31, 2013 resulted primarily from $7.1 million and $1.2 million of commercial and residential loan interest income, respectively.  The remaining interest income was from the small business, consumer and tax certificate portfolios and amounted to $0.9 million, $0.5 million and $0.1 million, respectively.  Included in commercial loan interest income were recoveries of $1.9 million from the payoff of two nonaccrual loans.

FAR’s interest income during the five months ended December 31, 2012 resulted primarily from $2.9 million of commercial loan interest income with the balance from small business, consumer and residential loans.

Net gains on the sales of assets

Net gains on sales of assets during the year ended December 31, 2013 included $0.9 million of gains associated with the sale of tax certificates and a $1.0 million gain on the sale of a storage facility included in property and equipment.  The remaining gains on sales of assets were associated with gains from the sales of real estate held-for-sale.

Net gains on sales of assets during the five month period ended December 31, 2012 represents the gain on the sale of a $4.6 million loan.

Income from Real Estate Operations

Income from real estate operations during the year ended December 31, 2013 and the 2012 five month period consisted primarily of rental income from non-residential commercial properties.

Other Revenues

Other revenues during the year ended December 31, 2013 included $0.9 million of other revenues from loan transfers to real estate and rental income from public storage operating facilities that were acquired through foreclosure in April 2013.

BB&T's priority return in FAR distributions BB&T's priority return in FAR distributions during the year ended December 31, 2013 and the five months ended December 31, 2012 represents the priority return associated with the preferred membership interests in FAR. BBX’s 5% share of the priority distribution of $170,000 and $118,000 were eliminated in consolidation, respectively.  The priority return is LIBOR + 200 basis points per annum on the unpaid preferred membership interest preference amount.  The preferred membership interest preference amount was reduced from $300 million as of August 1, 2012 to $72.1 million as of December 31, 2013.  FAR utilized cash receipts primarily from loan repayments and the sales of assets to repay the preference amount and fund the priority return.  As of December 31, 2013, BB&T and BBX’s preferred membership interest preference amount in FAR was $68.5 million and $3.6 million, respectively, compared to $196.9 million and $10.3 million, respectively, as of December 31, 2012.

Selling, general and administrative expenses consisted of the following (in thousands):

	For the Year	From Inception
	Ended	Through
	December 31, 2013	December 31, 2012
Employee compensation and benefits	$206	-
Occupancy and equipment	698	-
Professional fees	946	488
Other	830	-
Asset servicing expenses	2,631	622
Foreclosure expenses	2,820	1,163
Total selling, general and administrative expenses	$8,131	2,273

Employee compensation and benefits as well as occupancy and equipment and other expenses for the year ended December 31, 2013 relate primarily to the operations of two public storage rental facilities that were acquired through foreclosure in April 2013. One of the storage facilities was sold in December 2013.

Professional fees for the year ended December 31, 2013 and the five months ended December 31, 2012 consisted primarily of legal fees in connection with foreclosure and loan collection activities.  Professional fees also include the pursuit of deficiency judgments on charged off loans.

Asset servicing expenses for the year ended December 31, 2013 and the five months ended December 31, 2012 were fees to third party management companies who service FAR’s loans and real estate.  FAR had $130.7 million of loans and real estate serviced by third parties as of December 31, 2013.

Foreclosure expenses consisted primarily of real estate taxes on delinquent collateral dependent loans in foreclosure. Included in foreclosure expenses during the year ended December 31, 2013 were $0.8 million of bankruptcy trustee and accounting fees associated with the foreclosure of two related properties.

Asset Impairments

Asset impairments during the year ended December 31, 2013 consisted of $2.7 million of net impairments on real estate due to updated valuations, a $1.6 million increase in loans held-for-sale valuation allowance and a $0.2 million increase in the provision for tax certificate losses.  The real estate impairments resulted primarily from a $2.0 million impairment on an office warehouse property based on an updated valuation.   The increase in the valuation allowance for loans held-for-sale resulted from a decline in small business loan valuations.

Asset impairments during the five months ended December 31, 2012 consisted of a $0.6 million provision for tax certificate losses and $0.7 million of lower of cost or market valuation allowance adjustments on loans held- for-sale. The tax certificate provision resulted primarily from charge-offs of out of state tax certificates.  FAR recognized a $0.5 million impairment charge upon the transfer of residential loans from loans held-for-sale to loans held-for-investment.  The valuation allowance for small business loans held-for-sale was increased by $0.2 million during the fourth quarter of 2012 based on updated loan valuations.

The activity in the allowance for loan losses during the year ended December 31, 2013 and the five month period ended December 31, 2012 was as follows (in thousands):

		From Inception
	For the Year Ended	Through
	December 31,	December 31,
Allowance for Loan Losses:	2013	2012
Balance, at August 1, 2012	$4,002	6,691
Charge-offs :
Commercial non-real estate	-	(3,570)
Commercial real estate	(3,063)	(1,497)
Small business	-	(1,524)
Consumer	(2,516)	(2,280)
Residential	(4,375)	(1,939)
Total Charge-offs	(9,954)	(10,810)
Recoveries of loans
previously charged-off	17,448	3,553
Net charge-offs	7,494	(7,257)
Provision for loan losses	(9,737)	4,568
Balance, end of period	$1,759	4,002

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

Commercial real estate charge-offs during the year ended December 31, 2013 related primarily to updated valuations on collateral dependent loans.  Consumer and residential loan charge-offs mainly reflect the establishment of $3.3 million and $0.7 million valuation allowances on residential and consumer loans, respectively, upon the transfer of the loans to loans held-for-sale.  The remaining charge-offs reflect updated valuations on non-

accrual loans and initial charge downs on loans past due greater than 120 days.  The recoveries of loans previously charged-off resulted primarily from the payoff of two nonaccrual loans that were previously charged down by $9.5 million.   The remaining recoveries of loans previously charged-off resulted primarily from loan short sales where the principal repayments received in connection with the sale of the property were greater than the recorded investment of the loans and from foreclosed loans where the fair value of the collateral less cost to sell was greater than the recorded investment of the loans.

Commercial non-real estate charge-offs during the year ended December 31, 2012 related primarily to asset backed loans where the borrower ceased business operations and the inventory and/or accounts receivables were liquidated for less than the recorded investment of the loans.  The commercial real estate charge-offs were primarily the result of updated valuations on collateral dependent loans.  Small business charge-offs related largely to the valuation of the entire small business loan portfolio upon the transfer of the portfolio to loans held for sale.  Consumer and residential loan charge-offs mainly reflect updated valuations on loans past due greater than 120 days and an increase in utilization of short sales.  The recoveries of loans previously charged-off resulted primarily from loan short sales where the principal repayments received in connection with the sale of the property were greater than the recorded investment of the loans and from foreclosed loans where the fair value of the collateral less cost to sell was greater than the recorded investment of the loans.

The composition of FAR’s loans receivable at the indicated dates was as follows (in thousands):

		As of
		December 31,		August 1,
		2013	2012	2012
NON-ACCRUAL LOANS
Residential		$53	44,622	38,493
Commercial real estate		34,014	94,167	87,239
Commercial non-mortgage		-	-	1,138
Small business		-	-	3,352
Consumer		2,972	7,859	8,552
Total non-accrual loans (1)		$37,039	146,648	138,774
Total non-accrual loans as
a percentage of:
Total assets	%	22.30	49.54	35.12
Total loans	%	63.94	59.49	47.20
TOTAL ASSETS		$166,114	296,012	395,136
TOTAL LOANS		$57,930	246,510	294,027
Allowance for loan losses		$1,759	4,002	6,691
OTHER ACCRUING IMPAIRED
LOANS
Troubled debt restructured loans		$5,112	43,519	71,942
Held for sale loans		$53,846	20,052	35,035

(1)  Includes $30.5 million, $88.6 million and $80.7 million of troubled debt restructured loans as of December 31, 2013, December    31, 2012 and August 1, 2012, respectively.

The significant decline in residential loans resulted primarily from the transfer of $34.3 million of residential loans to loans held-for-sale as of December 31, 2013.  The remaining reduction reflects the liquidation of non-accrual residential loans through short sales and loan foreclosures.

The decline in commercial real estate non-accrual loans resulted primarily from loan payoffs and foreclosures of $28.2 million and $33.7 million, respectively, during the year ended December 31, 2013.

The decline in consumer non-accrual loans reflects the transfer of $2.7 million of first lien consumer loans to loans held-for-sale.  The remaining reduction in consumer loan balances was mainly due to charge-offs and secondarily to loan repayments.

The increase in commercial real estate non-accrual loans during the five months ended December 31, 2012 resulted primarily from two student housing loans with an aggregate recorded investment of $21.9 million transferring to non-accrual during the five month period, partially offset by a $4.6 million pay-down of a commercial land loan and commercial real estate loan foreclosures.

The reduction in non-accrual commercial non-mortgage loans reflected the charge-off of an asset-based loan as a result of the borrower ceasing business operations.

The reduction in small business non-accrual loans resulted mainly from the transfer of the entire small business loan portfolio to loans held-for-sale as of September 30, 2012 and the foreclosure of $0.8 million of loans during the period.

The increase in non-accrual residential loans during the five months ended December 31, 2012 resulted from the transfer of $14.2 million of non-performing residential loans from loans held-for-sale to loans held-for-investment.   The increase was partially offset by the liquidation of residential loans through short sales and loan foreclosures.

FAR’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of December 31,				As of August 1,
	2013		2012		2012
	Non-accrual	Accruing	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$29,597	-	81,603	31,633	75,689	54,504
Small business	-	-	-	-	1,637	5,733
Consumer	857	5,112	1,438	8,191	1,577	9,833
Residential	29	-	5,525	3,695	1,838	1,872
Total	$30,483	5,112	88,566	43,519	80,741	71,942
Held for sale	$7,531	5,408	3,406	4,881	24,549	-

 FAR’s accruing troubled debt restructured loans (“TDR”) at December 31, 2013, 2012 and August 1, 2012 consisted of loans where the borrower was in compliance with the loan’s modified terms.  The decline in accruing TDR commercial loans as of December 31, 2013 compared to December 31, 2012 resulted from loan payoffs.  The decline in small business, residential and consumer TDR accruing loans as of December 31, 2013 compared to December 31, 2012 resulted mainly from loans transferring to loans held-for-sale.

The decline in accruing TDR commercial loans as of December 31, 2012 compared to August 1, 2012 resulted primarily from the transfer of two commercial real estate troubled debt restructured loans aggregating $22 million to non-accrual. The increase in accruing impaired residential loans mainly reflects loans returning to an accruing status.  Modified non-accrual loans are generally returned to an accruing status when the borrower demonstrates a sustained period of performance under the modified terms, which is generally performance over a six month period.

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

	December 31, 2013			December 31, 2012			August 1, 2012
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans
Commercial non-real estate	$-	-%	-%	$427	7.95%	2.20	$706	3.05%	7.65%
Commercial real estate	227	0.46	85.03	2,207	1.33	68.31	4,224	2.12	66.10
Small business	-	-	-	-	-	-	1,115	5.15	7.17
Residential real estate	-	-	0.09	107	0.20	22.54	239	0.63	12.51
Consumer	1,532	17.78	14.88	1,261	7.46	6.95	407	2.05	6.57
Total allowance for loan losses	$1,759	3.04%	100.00%	$4,002	1.65%	100.00	$6,691	2.22%	100.00%

The decline in the allowance for loan losses for commercial non-real estate loans as of December 31, 2013 compared to December 31, 2012 resulted from loan payoffs.  FAR had no commercial non-real estate loans as of December 31, 2013.  The increase in the allowance for loan losses for consumer loans as of December 31, 2013 compared to December 31, 2012 reflects increased allowances on second mortgage loans where management is not currently pursing foreclosure, partially offset by the transfer of first lien consumer loans to loans held-for-sale.

The decline in the allowance for loan losses for commercial non-real estate loans as of December 31, 2012 compared to August 1, 2012 reflects loan payoffs partially offset by an increase in the allowance to gross loans due to a higher historical loss experiences.  The decrease in the residential loan allowance for loan losses resulted primarily from lower outstanding balances and improved loss experience.  The entire small business loan portfolio was transferred to loans held for sale in September 2012 and measured at the lower of cost or market value.  Upon transfer, FAR recognized a $1.3 million charge-off and eliminated the small business allowance for loan losses.  The increase in consumer allowance for loan losses reflects higher historical loss experiences during the 2012 five month period and a deterioration of the credit quality in the consumer loan portfolio as evidenced by declining credit scores.

Included in allowance for loan losses in the above table were specific valuation allowances. FAR’s specific valuation allowances by loan type were as follows (in thousands):

	December 31,	December 31,	August 1,
	2013	2012	2012
Commercial	$-	836	1,207
Small business	-	-	790
Total	$-	836	1,997

The reduction in the specific valuation allowance as of December 31, 2013 compared to December 31, 2012 was due to loan payoffs.  The reduction in specific valuation allowances as of December 31, 2012 compared to August 1, 2012 resulted primarily from the charge-off of commercial non-mortgage valuation allowances and improved cash flow estimates on loans measured by the present value of discounted cash flows.  The small business valuation allowances was eliminated upon the transfer of the entire portfolio to loans held for sale.

The following table shows FAR’s real estate held-for-sale and real estate held-for-investment grouped by the following classifications:

	As of December 31,
(in thousands)	2013	2012
REAL ESTATE:
Held-for-sale
Land	$7,961	1,593
Rental properties	6,168	12,778
Residential single-family	6,828	7,199
Other	2,707	-
Total held-for-sale	$23,664	21,570
Held-for-investment
Land	$4,323	427
Rental properties	11,186	-
Total held-for-investment	$15,509	427

Total Real Estate	$39,173	21,997

Total real estate held-for-sale represents properties that are available for immediate sale and management intends to sell the properties in its present condition.

Land held-for-investment consisted of three properties in which management is holding for potential land value appreciation.  The rental property is a  student housing complex in which FAR intends to renovate before sale.

The increase in total real estate balances as of December 31, 2013 compared to December 31, 2012 resulted primarily from $32.2 million of loan foreclosures, partially offset by $12.4 million of real estate sales and $2.6 million of real estate impairments.

BBX Capital Consolidated Financial Condition

The Company’s total assets as of December 31, 2013 were $431.1 million compared to $470.7 million as of December 31, 2012.  The decline in total assets reflects the utilization of cash proceeds from loan repayments, loan sales and real estate sales to repay BB&T’s preferred interest in FAR. The changes in the components of total assets from December 31, 2012 to December 31, 2013 are summarized below:

•

Decrease in cash primarily in connection with the $60 million cash investment in Woodbridge and $128.4 million of payments of BB&T’s preferred interest in FAR partially offset by proceeds from loan repayments and the sales of real estate, and $20.4 million of dividends received from Woodbridge,

•	Increase in loans held-for-sale resulting primarily from the transfer of $42.4 million of residential first mortgage loans to held-for-sale partially offset by loan repayments and loan sales,
•

Lower loans receivable balances reflecting $136 million of loan repayments, $63.2 million of loans transferring to real estate held-for-investment through foreclosure, $19.0 million of loans transferring to real estate held-for-sale through foreclosure and $12.8 million of loans transferring to properties and equipment as a result of FAR’s decision to retain and manage the collateral upon foreclosure,

•

Real estate held-for-investment represents $37.4 million of properties designated as real estate owned as of December 31, 2012, $63.2 million of foreclosed loans and $6.1 million of purchased real estate.

•

Real estate held-for-sale represents $45.6 million of properties designated as real estate owned as of December 31, 2012, and $19.0 million of loan foreclosures, partially offset by the sale of $26.8 million of properties and $3.9 million of impairments,

•

Investment in Woodbridge Holdings, LLC consisted of an initial investment of $85.5 million, increased by $13.5 million of equity earnings and reduced by $20.4 million of dividends received from Woodbridge,

•

Increase in properties and equipment reflecting $12.8 million of loans transferring to properties and equipment and $6.2 million of properties acquired through the Renin Transaction and Hoffman’s acquisition, partially offset by the sale of $4.9 million of properties and equipment,

•	Acquisition of inventories and trade receivables in connection with the Renin Transaction and the Hoffman’s acquisition, and
•

Higher other asset balances resulting primarily from $2.7 million of intangible assets acquired in connection with the Renin Transaction and Hoffman’s acquisition, a $1.7 million receivable from a contractually mandated working capital adjustment under the Renin Transaction agreements, and investments of $1.4 million in  real estate joint ventures.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans and sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate and distributions received from Woodbridge.  The Company anticipates funding operating expenses, capital expenditures for the Renin and Hoffman’s businesses, if required, as well as any additional acquisitions of operating businesses, investments in joint ventures and real estate properties through the Company’s principal sources of liquidity.   While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital beyond its 5% preferred return until such time as BB&T’s preferred membership interest is fully repaid.  The balance of BB&T’s preferred membership interest in FAR was approximately $68.5 million at December 31, 2013.

The Company held cash of  $33.0 million at December 31, 2013. This does not include $8.4 million, $1.0 million and $0.7 million of cash held in FAR, Renin and Hoffman’s, respectively.  The Company had $6.2 million of current liabilities as of December 31, 2013.   As of December 31, 2013 Renin could borrow up to $2.3 million of additional funds under its credit facility with Bluegreen; however, the Bluegreen borrowings are subject to available collateral.  The Company expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge.  Dividends from Woodbridge will be dependent on and subject to the results of operations, cash flows and business plans of Bluegreen, Woodbridge’s wholly owned subsidiary, as well as restrictions contained in Bluegreen’s debt facilities, and as a consequence, the Company may not receive dividends from Woodbridge in the time frames or amounts anticipated, or at all. The Company also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM and BBX Partners, each of which is wholly-owned by BBX Capital, and distributions from its 5% preferred interest in the net cash flows from FAR.  The Company also may seek to obtain funds through borrowings or the issuance of equity securities. The Company anticipates utilizing these funds for general corporate purposes, including employee compensation and benefits, administrative and occupancy expenses, servicing costs, real estate operating expenses, Renin and Hoffman’s operating expenses and, to the extent of available liquidity, to pursue its business strategy to invest directly or through joint ventures, in real estate (which may include acquisition and/or development) and in operating businesses over time as assets are monetized.

A significant source of liquidity is the liquidation of loans and real estate.  During the year ended December 31, 2013, the proceeds from the liquidation of loans and real estate held-for-sale were approximately $136.1 million and $31.4 million, respectively.

The Company’s real estate activities includes hiring property managers to operate income producing properties, making protective expenditures in an effort to maintain the value of properties and undertaking the development or improvement of properties to position the properties for sale, or potential joint venture arrangements.

The Company’s Contractual Obligations and Off Balance Arrangements as of December 31, 2013 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$68,517	-	-	-	68,517
Operating lease obligation	5,357	2,170	2,516	671	-
Notes payable to related parties	21,662	9,912	-	11,750	-
Notes payable	9,000	324	648	648	7,380
Other obligations	830	120	710	-	-
Total contractual cash obligations	$105,366	12,526	3,874	13,069	75,897

In consideration for BB&T assuming the Company’s $285.4 million in principal amount of TruPS, BB&T received from the Company at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum.  At that time, BB&T’s interest in FAR will terminate, and the Company, which initially holds a 5% preferred membership interest in the net cash flows of FAR, will thereafter own 100% of FAR. The Company provided BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery of the $285 million preference amount within seven years.  At December 31, 2013, BB&T’s preferred interest in FAR had been reduced to approximately $68.5 million.

The operating lease obligations represent minimum future lease payments on executed leases for the Company’s headquarters, certain Hoffman’s retail stores, Renin’s headquarters and Renin’s manufacturing facilities.

Notes payable to related parties consisted of an $11.75 million promissory note held by Woodbridge, a $250,000 short-term loan from the sellers of Hoffman’s, and a $3.0 million term loan and $9.0 million revolver facility from Bluegreen.  The Company issued a $11.75 million promissory note in Woodbridge’s favor as part of the Company’s consideration for its investment in Woodbridge.  The Note has a term of five years, accrues interest at a rate of 5% per annum and requires the Company to make payments of interest only on a quarterly basis during the term of the Note, with all outstanding amounts being due and payable at the end of the five-year term. The outstanding balance of the Woodbridge note payable as of December 31, 2013 was $11.75 million.  As part of the closing of the Hoffman’s acquisition, one of the entities acquired borrowed $250,000 from the sellers in the transaction to fund working capital.  The sellers remained employees of Hoffman’s subsequent to the acquisition and are considered related parties. The loan bore interest at 7% per annum and was repaid on February 28, 2014 in accordance with its terms.   Renin entered into borrowing facilities with Bluegreen for working capital and to partially fund the Renin Transaction.  The Bluegreen borrowings mature on April 30, 2014, accrue interest at a rate of 7.25% per annum and require Renin to make monthly interest payments.  The outstanding balance of the Bluegreen borrowings as of December 31, 2013 was $9.7 million.

CAM issued a $9.0 million promissory note during 2012 in connection with the acquisition of a third party participant’s interest in a non-performing commercial loan.  The note has a principal amount of $9.0 million, matures on February 1, 2020,  bears interest at the “Wall Street Journal Prime Rate” plus 100 basis points per annum and is payable monthly.  The note is payable interest only for the first year and commencing on January 1, 2014 and continuing each succeeding month, CAM is required to make a $27,000 monthly principal payment.  CAM completed the foreclosure on the underlying property of the non-performing commercial loan in November 2013 and the $9.0 million note is currently secured by a mortgage on the property.  The note may be prepaid in whole or in part without a prepayment fee.  BBX Capital entered into a $4.5 million unconditional limited guaranty to further support the repayment of the note.  The note was recorded at a $0.5 million discount as the fair value of the participant’s interest in the collateral had a fair value less cost to sell of $8.5 million.

Other obligations are legally binding agreements with vendors for the servicing on certain of our loans receivable and a $500,000 holdback payment obligation associated with the Hoffman’s acquisition.  The Company’s acquisition subsidiary retained $500,000 of the purchase price for the Hoffman’s acquisition as a source of payment  for the sellers’ obligations under the Hoffman stock purchase and sale agreement including the indemnity obligations and performance under each of the seller’s non-competition agreements.  The holdback payment is payable on the second anniversary of the closing date and earns interest at 1.93% per annum.  BBX Capital guaranteed its acquisition subsidiary’s obligation to make the holdback payment.

The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome and the ultimate resolution of litigation are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of December 31, 2013 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.  See Note 18 to the “Notes to Consolidated Financial Statements” for more information regarding the Company’s legal matters.

The Company had no commitments to fund loans as of December 31, 2013.

Consolidated Cash Flows

A summary of our consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Net cash provided by (used in):
Operating activities	$(190)	5,806	61,875
Investing activities	104,076	(798,773)	667,147
Financing activities	(123,125)	90,708	(472,294)
(Decrease) increase in cash and
cash equivalents	$(19,239)	(702,259)	256,728

The decrease in cash flows from operating activities during 2013 compared to 2012 resulted primarily from increased operating expenses on real estate as the Company’s real estate holdings increased from $83.1 million as of December 31, 2012 to $140.7 million as of December 31, 2013.

The decrease in cash flows from operating activities during 2012 compared to 2011 resulted primarily from losses from continuing operations and the decline in proceeds on the sales of loans held-for-sale.

The increase in cash flows from investing activities during 2013 compared to 2012 primarily resulted from  the significant cash outflows from the assumption of deposits by BB&T in connection with the sale of BankAtlantic during 2012.  Cash flows from investing activities during the year ended December 31, 2013 primarily resulted from loan payments and the sales of real estate held-for-sale partially offset by BBX Capital’s investment in Woodbridge

The significant declines in cash flows from investing activities during 2012 compared to 2011 resulted primarily from cash outflows in connection with the sale of BankAtlantic and lower proceeds from the sales of securities available for sale.

The decline in cash flows from financing activities during 2013 compared to 2012 resulted primarily from a larger distribution to BB&T from FAR in connection with BB&T’s preferred interest in FAR and an increase in BankAtlantic’s deposit balances prior to its sale to BB&T as of July 31, 2012.

The increase in cash flows from financing activities during 2012 compared to 2011 resulted primarily from a net increase in deposits during 2012 compared to a decrease in deposits during 2011and repayments of short-term borrowings during 2011 compared to no short-term borrowings repayments during the same 2012 period.  The above increases in cash flows from financing activities were partially offset by proceeds from the issuance of common stock during 2011.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the Consolidated Statements of Operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, including the valuation of collateral dependent loans,  the valuation of loans held for sale, the valuation of real estate held-for-sale and held-for-investment,  the determination of lower of cost or market for inventories, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions and accounting for contingencies.  The two accounting policies that we have identified as critical accounting policies are allowance for loan losses and impairment of long-lived assets, including real estate held-for-sale and held-for-investment as well as real estate acquired in connection with foreclosure or in satisfaction of loans. See note 1, Summary of Significant Accounting Policies to the “Notes to Consolidated Financial Statements”, for a detailed discussion of our significant accounting policies.

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

The calculation of our allowance for loan losses consists of two components.  The first component requires us to identify impaired loans and, if necessary, assign a valuation allowance to the impaired loans. Valuation allowances are established using management estimates of the fair value of collateral or based on valuation models that present value estimated expected future cash flows discounted at the loans effective interest rate. These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows.  Most of our loans do not have an observable market price, and an estimate of the collection of contractual cash flows is based on the judgment of management. It is likely that we would obtain materially different results if different assumptions or conditions were to prevail.  As a consequence of the estimates and assumptions required to calculate the first component of our allowance for loan losses, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on our financial condition and results of operations.

The second component of the allowance for loan losses requires us to group loans with common characteristics so as to form a basis for estimating probable losses inherent in the group of loans based on historical loss percentages and delinquency trends as it relates to the group.  Management assigns a quantitative allowance to these groups of loans by utilizing historical loss experiences.  Management uses a historical loss experience by portfolio between six months and one year.  The historical loss period is selected based on management’s judgment and a change in this loss period may result in material changes to the quantitative loss allowance.  Due to significant recoveries on commercial loans, Management began using peer group loss experiences during 2013 for the quantitative component of its allowance for commercial loan losses.  Management also assigns a qualitative allowance to these groups of loans in order to adjust the historical data, if necessary, for qualitative factors that exist currently that were not present in the historical data. These qualitative factors include delinquency trends, economic and business conditions, loan-to-value ratios and credit scores.  In deriving the qualitative allowance, management uses significant judgment to qualitatively adjust the historical loss experiences for current trends that existed at period end that were not reflected in the calculated historical loss ratios and to adjust the allowance for the changes in the current economic climate compared to the economic environment that existed historically. A subsequent change in data trends or the external environment may result in material changes in this component of the allowance from period to period.

Management believes that the allowance for loan losses reflects a reasonable estimate of incurred credit losses as of the statement of financial condition date. As of December 31, 2013, our allowance for loan losses was $2.7 million. See “Provision for Loan Losses” for a discussion of the amounts of our allowance assigned to each loan product. The majority of the Company’s loans are collateral dependent and resulted in the Company recognizing a charge-off for the amount that the recorded investment in the loan exceeded the estimated fair value of the collateral less cost to sell.  The estimated allowance, which was derived from the above methodology, may be significantly different from actual realized losses. Actual losses incurred in the future are highly dependent upon future events, including the economies of geographic areas where our borrowers or the collateral for our loans are located, especially in Florida.  These factors are beyond management’s control.  Accordingly, we may incur credit losses in excess of the amounts estimated by our allowance for loan losses.

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

Impairment of Long Lived Assets

Long-lived assets such as properties and equipment and real estate held-for-investment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation period.  Changes in circumstances and the estimates of future cash flows, as well as evaluating estimated lives of long-lived assets, are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially change depreciation and amortization expense in subsequent periods.   Real estate held-for-sale is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Fair values are not available for many of our long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques using Level 3 unobservable inputs.

During the year ended December 31, 2013 and 2012, we recognized impairments on real estate held-for-sale of  $3.3 million and $9.1 million, respectively. We generally utilize broker price opinions and third party appraisals to assist us in determining the fair value of real estate.  The appraisers or brokers use professional judgment in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date when current appraisals are not available.  The assumptions used to calculate the fair values are generally Level 3 inputs and are highly subjective and extremely sensitive to changes in market conditions. The assumptions used are representative of assumptions that we believe market participants would use in fair valuing these assets or lease contracts, but different assumptions may result in significantly different results. We validate our assumptions by comparing completed transactions with our prior period fair value estimates and we may check our assumptions against multiple valuation sources. The outstanding balance of real estate held-for-sale, real estate held-for-investment and properties and equipment was $34.0 million, $106.8 million and $14.8 million, respectively, as of December 31, 2013. The amount ultimately realized upon the sale or operations of these properties may be significantly different than the recorded amounts. Future events, including volatility in real estate values, may cause us to recognize impairments or recoveries of long-lived assets in the foreseeable future.

Dividends

Due to regulatory restrictions applicable to the Company due to its ownership of BankAtlantic and as a result of contractual restriction associated with the Company’s election in February 2009 to commence the deferral of interest payments on the TruPS obligations, the Company was restricted from paying dividends during the 2009, 2010 and 2011 fiscal years to its shareholders. As a result of the deregistration of the Company with the Federal Reserve as a savings bank holding company effective July 31, 2012 and the assumption of the TruPS by BB&T upon consummation of the BB&T Transaction, the Company is no longer subject to restrictions on paying dividends to its shareholders.  However, the Company currently expects to utilize its available cash to pursue opportunities in accordance with its business strategies and does not currently anticipate that it will pay cash dividends to its shareholders during 2014 or for the foreseeable future.

Impact of Inflation

The financial statements and related financial data and notes presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

A significant amount of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general price levels. Although interest rates generally move in the same direction as inflation, the magnitude of such changes varies. The possible effect of fluctuating interest rates is discussed more fully under the section entitled “Consolidated Interest Rate Risk” In Item 7A below.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Consolidated Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuations which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk.

The Company’s market risk consists primarily of equity pricing risk of real estate assets and secondarily interest rate risk on its accruing loans. The majority of the Company’s assets are real estate held-for-investment or held-for-sale and loans secured by real estate. The Company’s financial condition and earnings are significantly affected by changes in real estate values in the markets where the real estate is located.  As a result, the Company is exposed to equity pricing risk in the real estate market.

The Company has estimated the changes in its interest income based on changes in interest rates.  Presented below is an analysis of the Company’s estimated net interest income over a twelve month period calculated utilizing the Company’s model (dollars in thousands):

As of December 31, 2013
Basis Point	Net
Change	Interest	Percent
in Rate	Income	Change
+200	$5,725	16.77%
+100	5,314	8.38%
0	4,903	0.00%
-100	4,492	-8.38%
-200	4,087	-16.64%

The Company is subject to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Great Britain Pound as a result of the operations of Renin.  The assets, liabilities, revenue and expenses that are denominated in foreign currencies will be affected by changes in the exchange rates between the U.S. dollar and the Canadian dollar or Great Britain Pound.  As of December 31, 2013, the Company has not entered into any foreign exchange forward contracts as hedges against foreign currency exchange risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Management’s Report on Internal Control over Financial Reporting	F-2
Report of Independent Registered Certified Public Accounting Firm - PricewaterhouseCoopers LLP	F-3
Consolidated Statements of Financial Condition as of December 31, 2013 and 2012	F-5
Consolidated Statements of Operations for each of the years in the three year period ended
December 31, 2013	F-6
Consolidated Statements of Comprehensive Income (Loss) for each of the years
in the three year period ended December 31, 2013	F-7
Consolidated Statements of Total Equity (Deficit) for each of the
years in the three year period ended December 31, 2013	F-8
Consolidated Statements of Cash Flows for each of the years in the three year period ended
December 31, 2013	F-13
Notes to Consolidated Financial Statements	F-15

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2013, of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.  PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in its report which appears herein.

Management has excluded Renin Holdings LLC and its subsidiaries (“Renin”) and Hoffman’s chocolates and its subsidiaries (“Hoffman’s”) from its assessment of internal control over financial reporting as of December 31, 2013.  We acquired these businesses during the fourth quarter of 2013 and our management has not conducted an assessment of the acquired businesses’ internal control over financial reporting.   Renin’s total revenues and total assets represent 19% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013. Hoffman’s total revenues and total assets represent 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ Alan B. Levan

Alan B. Levan

Chairman, and

Chief Executive Officer

/s/ John K. Grelle

John Grelle

Executive Vice President

Chief Financial Officer

March  17, 2014

Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Shareholders of

BBX Capital Corporation

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of stockholders’ equity (deficit), and consolidated statements of cash flows present fairly, in all material respects, the financial position of BBX Capital Corporation and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework-1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Renin Holdings, LLC and its subsidiaries and Hoffman’s Chocolates and its subsidiaries from its assessment of internal control over financial reporting as of December 31, 2013 because they were acquired by the Company in purchase business combinations during 2013.  We have also excluded Renin Holdings, LLC and its subsidiaries and Hoffman’s Chocolates and its subsidiaries from our audit of internal control over financial reporting.  Renin Holdings, LLC and its subsidiaries is an 81 percent-owned consolidated subsidiary whose total assets and total revenues represent 6% and 19%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013. Hoffman’s Chocolates and its subsidiaries is a wholly-owned subsidiary whose total assets and total revenues represent 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Fort Lauderdale, Florida

March 17, 2014

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(In thousands, except share data)	2013	2012
ASSETS
Cash and interest bearing deposits in banks ($8,388 and $6,615 in Variable Interest Entity ("VIE"))	$43,138	62,873
Loans held for sale ($53,846 and $20,052 in VIE)	53,846	24,748
Loans receivable, net of allowance for loan losses of $2,713 and $5,311 ($56,170 and $242,506, net of allowance of $1,759 and $4,003 in VIE)	72,226	292,562
Real estate held for investment ($15,509 and $427 in VIE)	106,761	37,413
Real estate held for sale ($23,664 and $21,570 in VIE)	33,971	45,637
Investment in Woodbridge Holdings, LLC	78,573	-
Properties and equipment, net ($7,899 and $0 in VIE)	14,824	1,096
Inventories	9,155	-
Trade receivables	7,520	-
Other assets ($2,413 and $5,038 in VIE)	11,133	6,374
Total assets	$431,147	470,703
LIABILITIES AND EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC ($68,517 and $196,877 in VIE)	$68,517	196,877
Notes payable to related parties	21,662	-
Notes payable	8,579	10,301
Other liabilities ($12,343 and $13,603 in VIE)	28,823	23,201
Total liabilities	127,581	230,379
Commitments and contingencies (Note 18)
Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Class A common stock, $.01 par value, authorized 25,000,000
shares; issued and outstanding 15,778,088 and 15,577,464 shares	158	155
Class B common stock, $.01 par value, authorized 1,800,000
shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	345,300	331,097
Accumulated deficit	(43,091)	(90,930)
Accumulated other comprehensive income	13	-
Total BBX Capital Corporation shareholders' equity	302,382	240,324
Noncontrolling interest	1,184	-
Total equity	303,566	240,324
Total liabilities and equity	$431,147	470,703

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(In thousands, except share and per share data)	2013	2012	2011
Revenues:
Sales	$10,243	-	-
Interest income	24,158	21,804	41,046
Net gains on the sales of assets	6,728	6,687	2,630
Income from real estate operations	4,161	4,187	1,912
Other	3,368	607	94
Total revenues	48,658	33,285	45,682
Costs and expenses:
Cost of goods sold	7,860	-	-
BB&T's priority return in FAR distributions	3,227	2,231	-
Interest expense	1,933	9,695	15,572
Real estate operating expenses	5,807	5,896	3,186
Selling, general and administrative expenses	34,769	50,347	53,376
Total costs and expenses	53,596	68,169	72,134
Equity earnings in Woodbridge Holdings, LLC	13,461	-	-
Recoveries from (provision for) loan losses	43,865	(2,405)	(37,874)
Asset impairments	(4,708)	(9,931)	(14,666)
Income (loss) from continuing operations before income taxes	47,680	(47,220)	(78,992)
Provision (benefit) for income taxes	20	(18,744)	(19,480)
Income (loss) from continuing operations	47,660	(28,476)	(59,512)
Discontinued operations
Income from discontinued operations (including gain on disposal of $290,642)	-	285,243	49,953
Provision for income taxes	-	21,005	19,182
Income from discontinued operations	-	264,238	30,771
Net income (loss)	47,660	235,762	(28,741)
Less: net loss (income) attributable to non-controlling interest	179	-	(336)
Net income (loss) attributable to BBX Capital Corporation	$47,839	235,762	(29,077)
Basic earnings (loss) per share
Continuing operations	$3.02	(1.81)	(4.21)
Discontinued operations	-	16.81	2.17
Basic earnings (loss) per share	$3.02	15.00	(2.04)
Diluted earnings (loss) per share
Continuing operations	$2.94	(1.81)	(4.21)
Discontinued operations	-	16.81	2.17
Diluted earnings (loss) per share	$2.94	15.00	(2.04)
Basic weighted average number
of common shares outstanding	15,843,127	15,720,217	14,227,370
Diluted weighted average number
of common and common
equivalent shares outstanding	16,278,053	15,720,217	14,227,370

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(In thousands, except share and per share data)	2013	2012	2011
Net income (loss)	$47,660	235,762	(28,741)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	16	-	-
Unrealized loss on securities available for sale, net of tax	-	(659)	(762)
Net change from defined benefit plan	-	-	(5,464)
Reclassification adjustments:
Net realized loss from settlement of defined benefit plan (less income tax benefit of $2,222)	-	22,428	-
Realized net periodic pension costs	-	-	(1,111)
Net realized (gain) on securities available for sale (less income tax benefit of $0, $39, and $0)	-	(1,384)	(6,960)
Total reclassification adjustments	-	21,044	(8,071)
Other comprehensive income, net of tax	16	20,385	(14,297)
Comprehensive income (loss)	47,676	256,147	(43,038)
Less: net loss (income) attributable to non-controlling interest	179	-	(336)
Foreign currency translation adjustments attributable to non-controlling interest	(3)	-	-
Total comprehensive income (loss) attributable to BBX Capital Corporation	$47,852	256,147	(43,374)

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)

FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2013

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
							(CONTINUED)

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)

FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2013

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

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)

FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2013

				Accumulated
		Additional		Other	BBX Capital	Non-
	Common	Paid-in	(Accumulated	Comprehensive	Corporation	Controlling	Total
(In thousands)	Stock	Capital	Deficit)	Income	Equity	Interest	Equity
BALANCE, DECEMBER 31, 2012	$157	331,097	(90,930)	-	240,324	-	240,324
Net income	-	-	47,839	-	47,839	(179)	47,660
Noncontrolling interest contributions	-	-	-	-	-	1,360	1,360
Other comprehensive income	-	-	-	13	13	3	16
Investment in Woodbridge Holdings, LLC	-	13,337	-	-	13,337	-	13,337
Retirement of Class A common shares	(1)	(1,646)	-	-	(1,647)	-	(1,647)
Share based compensation expense	4	2,512	-	-	2,516	-	2,516
BALANCE, DECEMBER 31, 2013	$160	345,300	(43,091)	13	302,382	1,184	303,566

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2013	2012	2011
Operating activities:
Net income (loss)	$47,660	235,762	(28,741)
Adjustment to reconcile net income (loss) to net cash
provided by operating activities:
(Recoveries from) provision for loan losses and asset impairments	(39,157)	30,962	88,637
Restructuring charges and exit activities	-	1,370	2,991
Depreciation, amortization and accretion, net	1,055	6,129	15,386
Share-based compensation expense	2,516	1,103	1,163
Securities activities, net	-	(22)	(5,435)
Net gains on sales of real estate, loans held
for sale and properties and equipment and other assets	(6,728)	(9,208)	(6,051)
Gain on the sale of BankAtlantic	-	(290,642)	-
Gain on the sale of Tampa branches	-	-	(38,603)
Bargain purchase gain from acquisitions	(1,001)	-	-
Deferred income tax provision	-	2,261	-
Deferred interest on junior subordinated debentures	-	9,961	14,729
Net costs associated with debt redemption	-	-	1,125
Originations of loans held-for-sale, net	-	(12,173)	(3,961)
Proceeds from sales of loans held-for-sale	-	13,127	19,495
Equity earnings in unconsolidated companies	-	(281)	255
Decrease in trade receivables	3	-	-
Decrease in inventories	703	-	-
Decrease in accrued interest receivable	1,269	5,624	3,578
(Increase) decrease in other assets	(2,616)	6,867	11,664
(Decrease) increase in other liabilities	(3,894)	4,966	(14,357)
Net cash (used in) provided by operating activities	(190)	5,806	61,875
			(CONTINUED)

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2013	2012	2011
Investing activities:
Proceeds from redemption and maturities of tax certificates	2,384	26,271	61,851
Investment in interest bearing deposits	-	(496)	-
Proceeds from maturities of interest bearing deposits	496	5,903	39,905
Purchase of tax certificates	(31)	(1,820)	(21,887)
Proceeds from sales of securities available for sale	-	32	90,980
Proceeds from maturities of securities available for sale	-	13,668	285,505
Redemption of FHLB stock	-	9,980	25,249
Net repayments of loans	136,136	331,478	366,560
Proceeds from the sale of loans receivable	3,490	5,864	35,414
Proceeds from the sale of tax certificates	928	-	-
Additions to real estate held-for-investment	(6,063)	(2,501)	(312)
Proceeds from sales of real estate held-for-sale	31,365	55,434	35,325
Proceeds from the sale of property and equipment	5,889	1,168	1,307
Purchases of office property and equipment, net	(265)	(823)	(1,345)
Net cash outflow from sale of BankAtlantic including $51.3 million of deferred TruPS interest	-	(1,242,931)	-
Investment in Woodbridge Holdings, LLC	(60,404)	-	-
Investment in real estate joint ventures	(1,354)	-	-
Return of Woodbridge Holdings, LLC investment	6,918	-	-
Net cash outflows from acquisitions, net of cash acquired	(15,413)	-	-
Net cash outflow from sale of Tampa branches	-	-	(251,405)
Net cash provided by (used in) investing activities	104,076	(798,773)	667,147
Financing activities:
Net increase (decrease) in deposits	-	178,831	(289,716)
Prepayments of FHLB advances	-	-	(40,020)
Net (repayments) proceeds of FHLB advances	-	-	(130,000)
Net decrease in securities sold under agreements
to repurchase	-	-	(21,524)
Net decrease in other short term borrowings	-	-	(1,240)
Payment of BB&T preferred interest in FAR distributions	(128,360)	(88,123)	-
Proceeds from notes payable to related parties	9,911	-	-
Repayment of notes payable	(4,389)	-	-
Proceeds from issuance of Class A common stock	-	-	11,000
Retirement of Class A Common Stock	(1,647)	-	-
Noncontrolling interest contributions (distributions)	1,360	-	(794)
Net cash (used in) provided by financing activities	(123,125)	90,708	(472,294)
(Decrease) increase in cash and cash equivalents	(19,239)	(702,259)	256,728
Cash and cash equivalents at the beginning of period	62,377	764,636	507,908
Cash and cash equivalents at the end of period	$43,138	62,377	764,636
			(CONTINUED)

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2013	2012	2011
Cash paid (received) for:
Interest on borrowings and deposits	$5,013	61,809	16,132
Income taxes payments (refunds)	20	(1,053)	84
Supplementary disclosure of non-cash investing and
financing activities:
Assumption of TruPS obligation by BB&T	-	285,000	-
Loans receivable and tax certificates transferred to real estate held-for-sale or real estate held-for-investment	82,177	46,375	54,903
Loans receivable transferred to property and equipment	12,834	-	-
Loans held-for-sale transferred to loans receivable	1,312	14,185	-
Loans receivable transferred to loans held-for-sale	42,398	39,791	78,452
Tax certificates transferred to tax certificates held for sale	494	-	-
Notes payable issued in connection with the investment in Woodbridge Holdings, LLC	11,750	-	-
Increase in additional paid-in-capital associated with the investment in Woodbridge Holdings, LLC	13,337	-	-
Increase in other liabilities from acquisitions	454	-	-
Properties and equipment transferred to real
estate held-for-sale	-	4,501	-
Assets acquired by assumption of notes payable	-	10,301	-
Change in accumulated other comprehensive income (loss)	16	20,385	(14,297)
Change in deferred taxes on other comprehensive loss	-	(2,261)	-

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1.  Summary of Significant Accounting Policies

Basis of Financial Statement Presentation – BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries may also be referred to as “the Company”, “we”, “us,” or “our” in the notes to the consolidated financial statements. BBX Capital Corporation (excluding its subsidiaries, the “Parent Company” or “BBX Capital”) was organized under the laws of the State of Florida in 1994. We are involved in the ownership, financing, acquisition, development and management of real estate and real estate related assets, and we are also involved in the investment in or acquisition of operating businesses.

In April 2013, BBX Capital acquired a 46% equity interest in Woodbridge Holdings, LLC (“Woodbridge”).  Woodbridge’s principal asset is its ownership of Bluegreen Corporation and its subsidiaries (“Bluegreen”).  Bluegreen is a vacation ownership company with 225,000 owners and over 60 owned or managed resorts.  BFC Financial Corporation (“BFC”), the controlling shareholder of the Company, owns the remaining 54% of Woodbridge (see Note 2 Acquisitions).

In October 2013, a joint venture entity owned 81% by BBX Capital and 19% by BFC acquired substantially all of the assets and certain liabilities of Renin Corp. (“Renin Transaction”).  Renin Corp. manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and four manufacturing, assembly and distribution facilities in Canada, the United States and the United Kingdom (see Note 2 Acquisitions).

In December 2013, a wholly-owned subsidiary of BBX Capital acquired the outstanding common shares or membership interests in Hoffman’s Chocolates and its subsidiaries Boca Bons, LLC and S&F Good Fortunes, LLC (collectively “Hoffman’s”).  Hoffman’s is a manufacturer of gourmet chocolates, with four retail locations in South Florida (see Note 2 Acquisitions).

The Company has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. BFC currently owns 100% of the Company’s Class B common stock and 52% of the Company’s outstanding Class A common stock resulting in BFC owning 53% of the Company’s aggregate outstanding common stock and 72% of the voting power of the Company’s common stock. The percentage of total common equity represented by Class A and Class B common stock was 99% and 1% at December 31, 2013, respectively. The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 97,523 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis.

In May 2013, BBX Capital entered into a definitive merger agreement (the “Merger Agreement”) with BFC and BBX Merger Sub, LLC, a newly formed wholly owned subsidiary of BFC (“Merger Sub”). The Merger Agreement provides for BBX Capital to merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company of the Merger and a wholly owned subsidiary of BFC. Under the terms of the Merger Agreement, which has been approved by a special committee comprised of the Company’s independent directors (the “Special Committee”) as well as the full boards of directors of both BFC and the Company, the Company’s shareholders (other than BFC and shareholders of the Company who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of the Company’s Class A Common Stock that they hold at the effective time of the Merger (as such exchange ratio may be adjusted in accordance with the terms of the Merger Agreement, the “Exchange Ratio”). Each option to acquire shares of the Company’s Class A Common Stock that is outstanding at the effective time of the Merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, each share of the Company’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the Merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio. Consummation of the Merger is subject to certain closing conditions, including, without limitation, the approval of BFC’s and the Company’s respective shareholders, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

time of the Merger, holders of not more than 10% of the Company’s Common Stock exercising appraisal rights, and the absence of any “Material Adverse Effect” (as defined in the Merger Agreement) with respect to either the Company or BFC.

BBX Capital’s principal asset until July 31, 2012 was its ownership of BankAtlantic and its subsidiaries (“BankAtlantic”).  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida and provided traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida.  On July 31, 2012, BBX Capital completed its previously announced sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described herein are collectively referred to as the “BB&T Transaction”). Following completion of the BB&T Transaction, BBX Capital requested and received approval from the Federal Reserve for deregistration as a savings and loan holding company effective July 31, 2012. As such, BBX Capital is no longer subject to regulation by the Federal Reserve or restrictions applicable to a savings and loan holding company and is no longer subject to restrictions pursuant to the February 2011 Cease and Desist order with the regulators.

On November 1, 2011, the Company entered into a definitive agreement to sell BankAtlantic to BB&T, which   agreement was amended on March 13, 2012 (“the Agreement”).  The Agreement was amended to, among other things, provide for the assumption by BB&T of the Company’s $285.4 million in principal amount of outstanding trust preferred securities (“TruPS”) obligations.

Pursuant to the terms of the Agreement, prior to the closing of the BB&T Transaction, BankAtlantic formed two wholly-owned subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“ FAR”).  BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and real estate that had an aggregate carrying value on BankAtlantic’s Balance Sheet of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to the Company.  At the closing of the BB&T Transaction, the Company transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of the Company’s outstanding trust preferred securities (“TruPS”) obligations, as described in further detail below. The Company continues to hold the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company agreement of FAR, which was entered into by the Company and BB&T at the closing, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and the Company will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. The Company entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years. BB&T’s preferred interest in FAR as of December 31, 2013 has been reduced through cash distributions to $68.5 million.

Prior to the closing of the BB&T Transaction, BankAtlantic contributed to CAM certain non-performing commercial loans, commercial real estate and previously written-off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $125 million as of July 31, 2012.  CAM assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $82 million in cash to CAM.  Prior to the closing of the BB&T Transaction, BankAtlantic distributed all of the membership interests in CAM to the Company. CAM remains a wholly-owned subsidiary of the Company.  CAM distributed the $82 million of cash to the Company in August 2012.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

holders of the TruPS and certain trustees.  The Company funded the TruPS accrued interest and the TruPS related legal fees and expenses with proceeds received in the BB&T Transaction.

Discontinued operations in the Company’s Consolidated Statement of Operations for the years ended December 31, 2012 and 2011 consisted of BankAtlantic’s community banking, investment, capital services and tax certificate reporting units.  The Company is continuing to service and manage and may originate commercial loans. As a result, the operations for the Commercial Lending reporting unit were included in the Company’s Consolidated Statement of Operations as continuing operations for all periods presented.  The Consolidated Statement of Equity (Deficit), Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statement of Cash Flows remain unchanged from prior period historical presentation for all periods presented.  Additionally, pursuant to the Agreement, the Company agreed to transfer to BB&T certain assets and liabilities associated with its Commercial Lending reporting unit.  The Company retained certain assets and liabilities associated with the disposed reporting units and these assets and liabilities, together with all other assets and liabilities retained by the Company in the BB&T Transaction, are included in the Company’s Consolidated Statement of Financial Condition in their respective line items for all periods presented.

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

Use of Estimates – In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, evaluation of long-lived assets for impairment including intangible assets, real estate held-for-sale and real estate held-for-investment, the determination of lower of cost or market for inventories, the valuation of loans held-for-sale, the valuation of real estate acquired in connection with foreclosure or in satisfaction of loans as well as the valuation of, and accounting for contingencies.

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

Cash Equivalents – Cash equivalents consist of cash, demand deposits at financial institutions, money market funds and other short-term investments with original maturities of 90 days or less. Included in cash and interest bearing deposits in other banks in the Company’s Consolidated Statement of Financial Conditions as of December 31, 2012 was $0.5 million of time deposits with financial institutions. These time deposits had original maturities of greater than 90 days and are not considered cash equivalents.

Investment Securities – Investment securities are classified based on management’s intention on the date of purchase. Debt securities that management has both the intent and ability to hold to maturity are classified as securities held-to-maturity and are stated at cost, net of unamortized premiums and unaccreted discounts.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Debt securities not held to maturity and marketable equity securities not accounted for under the equity method of accounting are classified as available for sale and are recorded at fair value. Unrealized gains and losses, after applicable taxes, are recorded as a component of other comprehensive income.  During the years ended December 31, 2012 and 2011 gross gains on securities sales included in discontinued operations were $22,000 and $7.0 million, respectively.  Management reviewed its securities portfolio for other-than-temporary declines in value quarterly.  As a consequence of the review during the year ended December 31, 2011, BankAtlantic recognized a $1.5 million other-than-temporary decline in value related to an equity investment in an unrelated financial institution.  The impairment was recognized in the Company’s Consolidated Statement of Operations in discontinued operations.  The Company had no investment securities as of December 31, 2013 and 2012.

Loans – Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses.  Loans that management has the intent to sell are classified as loans held-for-sale and are reported at the lower of aggregate cost or estimated fair value. Loan origination fees, and related direct loan origination costs on loans held-for-sale and premiums and discounts on purchased loans held-for-sale are deferred until the related loan is sold and included in gains and losses upon sale. Loans are classified as loans held-for-sale when management originates loans for resale or when management decides to sell loans that were not originated or purchased for sale. Transfers of loans from held-for-investment to held-for-sale classification are recorded at the lower of aggregate cost or estimated fair value at the transfer date.

Allowance for Loan Losses – The allowance for loan losses reflects management’s reasonable estimate of probable credit losses inherent in the loan portfolio based on management’s evaluation of credit risk as of period end. Loans are charged off against the allowance when management believes the loan is not collectible. Recoveries are credited to the allowance.

The allowance consists of two components. The first component of the allowance is for loans that are individually evaluated for impairment. Management evaluates commercial real estate and commercial non-real estate loans greater than $0.5 million for impairment quarterly. Once an individual loan is found to be impaired, an evaluation is performed to determine if a specific valuation allowance needs to be assigned to the loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, impairment may be measured based on the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Loans determined to be collateral dependent are measured based on the fair value of the collateral less costs to sell. Consumer and residential loans past due 120 days or more were also evaluated individually for impairment and measured based on the lower of the estimated fair value of the collateral less cost to sell or the carrying amount of the loan.  Small business loans were transferred to loans held for sale as of September 30, 2012 and residential and first lien consumer loans were transferred to loans held-for-sale as of December 31, 2013.  Loans transferred to held-for-sale were excluded from the allowance for loan losses subsequent to the transfer date.

The second component of the allowance is for groups of loans with common characteristics that are evaluated in loan pools to estimate the inherent losses in the portfolio. Management segregates loans into segments with certain common characteristics so as to form a basis for estimating losses as it relates to the segment. The loan portfolio has the following loan segments: residential, consumer, commercial non-real estate, commercial real estate, and small business loans. The loss experience for each loan segment was derived by calculating a charge-off history by loan segment adjusted by an expected recovery rate. Based on the nature of each portfolio, a time frame is selected for the charge-off history in order to estimate the inherent loss in each segment. The loss factor that was calculated from the charge-off history by loan segment is adjusted by considering the following factors: delinquency and charge-off levels and trends, non-accrual levels and trends, credit scores of borrowers, collateral value and external factors. Based on an analysis of the above factors, management may adjust the historical loss experience up or down to reflect current conditions that differ from the conditions that existed during the historical loss experience time frame.

Non-accrual and Past Due  Loans – Loans are considered past due if the required principal and interest has not been received based on the contractual terms of the loan. Loans are generally placed on non-accrual status at the earlier of the loan becoming past due 90 days as to either principal or interest or when the borrower has entered bankruptcy proceedings and the loan is delinquent. Commercial and small business loans may be placed on non-accrual status sooner due to material deterioration of conditions surrounding the repayment sources, which could include insufficient borrower capacity to service the debt, declines in the loan-to-value ratio of the loan’s collateral or other factors causing the full payment of the loan’s principal and interest to be in doubt. Accordingly, the Company may place a loan on non-accrual status even when payments of principal or interest are not currently in default. However, exceptions to this policy may occur

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

if there exists well secured collateral and the loan is in the process of collection. When a loan is placed on non-accrual, all accrued interest is reversed against interest income. Interest income is recognized on non-accrual loans on a cash basis. Loans may be restored to accrual status when there has been a satisfactory period of performance and the loan is expected to perform in the future according to its contractual terms. Commercial and small business loans are charged-down if the collection of principal or interest is considered doubtful. Consumer and residential real estate loans that are 120 days past due are charged down based on the collateral’s fair value less estimated selling costs. Consumer non-mortgage loans that are 120 days past due are charged off.

During the year ended December 31, 2011, specific valuation allowances were established on collateral dependent loans when the appraised value of the collateral less cost to sell was less than the recorded investment of the loan.  Beginning January 1, 2012, where the appraised value of collateral on a collateral dependent loan was less than the recorded investment of the loan, a charge-off of the amount of the deficiency was established rather than a specific valuation allowance.  The change in charge-off recognition was implemented as part of the transition of the regulation of OTS savings associations to the Office of the Controller of the Currency (“OCC”) regulatory reporting.  As a specific valuation allowance was previously recorded for collateral dependent loans, these charge-offs did not impact the provision for loan losses.

Real Estate Held-for-Sale and Real Estate Held-for-Investment – Real estate held-for-sale and real estate held-for-investment represents real estate that the Company has taken possession or ownership through foreclosure of the underlying loan collateral or through the purchase of the real estate from unrelated third parties. When real estate is determined to be held-for-sale it is recorded at fair value, less estimated selling costs and subsequently measured at the lower of cost or estimated fair value.   When real estate is determined to be held-for-investment it is recorded at fair value and in subsequent periods depreciated over its useful life using the straight line method, if applicable.  Impairments required at the time of foreclosure are charged to the allowance for loan losses or allowance for tax certificates losses, as applicable. Expenditures for capital improvements are generally capitalized. Valuation allowance adjustments are made to reflect any subsequent declines in fair values. The costs of holding real estate are charged to real estate operating expenses as incurred. Provisions and reversals in the real estate valuation allowance are recorded as asset impairments in the Company’s Statements of Operations.

Investments in Unconsolidated Companies – The Company follows the equity method of accounting to record its interests in companies in which it has the ability to significantly influence the decisions of the entity and to record its investment in variable interest entities in which it is not the primary beneficiary. Under the equity method, an investment is shown on the Statement of Financial Condition of an investor as a single amount and an investor’s share of earnings or losses from its investment is shown in the Statement of Operations as a single amount.  The investment is initially measured at cost and adjusted for the investor’s share of the earnings or losses of the investee as well as dividends received from the investee.  The investor recognizes its share of the earnings or losses of the investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend.

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

Inventories – Inventories are measured at the lower of cost, determined on a first-in, first-out basis, or market.  Cost includes all costs of conversions, including materials, direct labor, production overhead, amortization of equipment and shipping costs.  Raw materials are stated at the lower of cost, on a first-in, first-out basis, and market determined by reference to replacement cost.  Raw materials are not written down unless the goods in which they are incorporated are expected to be sold for less than cost, in which case, they are written down by reference to replacement cost of the raw materials.  Finished goods and work in progress are stated at the lower of cost or market.  Shipping and handling fees billed to the customers are recorded as sales.  The costs of $0.9 million associated with shipping goods to customers are recorded as selling, general, and administrative expenses.

Trade Receivables - Trade receivables are recorded at the invoiced amount and do not bear interest.  The Company recognizes revenue when products are shipped and the customer takes ownership and assumes the risk of loss.  The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.  In establishing the required allowance, management considers historical losses adjusted to take into account current market

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

conditions and the customers' financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns.  The Company reviews its allowance for doubtful accounts quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Intangible Assets – Intangible assets included in other assets as of December 31, 2013 consisted of $2.6 million of trade names acquired in connection with the Renin Transaction and the Hoffman’s acquisitions as well as $70,000 of customer relationship intangible assets acquired in connection with the Hoffman’s acquisition.  The trade names and customer relationship intangible assets were initially recorded at fair value and amortized on a straight-line basis over their useful lives of twenty years and ten years, respectively. Intangible assets are reviewed for impairment at least on an annual basis or at interim periods if events occur subsequent to the annual test date that would result in a decline in the fair value of the intangible assets.  The impairment test compares the fair value of the intangible asset with the carrying value.  If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in the amount of the excess carrying amount.  The Company had no intangible assets as of December 31, 2012.

Tax Certificates – Tax certificates included in other assets totaled $0.6 million and $3.9 million, net of allowance for tax certificate losses as of December 31, 2013 and 2012, respectively.  Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates were acquired from municipalities generally through public auction. Tax certificates are carried at cost less an allowance for tax certificate losses.  Tax certificates and resulting deeds are classified as non-accrual when a tax certificate is aged 24 to 60 months, depending on the municipality, from the acquisition date. At that time, interest ceases to be accrued and any accrued interest receivable is reversed against interest income. The entire balance of tax certificates were classified as nonaccrual as of December 31, 2013 and 2012.

Allowance for Tax Certificate Losses – The allowance represents management’s estimate of incurred losses in the portfolio that are probable and subject to reasonable estimation. In establishing its allowance for tax certificate losses, management considers past loss experience, present indicators, such as the length of time the certificate has been outstanding, economic conditions and property values.  The activity in the allowance for tax certificates was (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Balance, beginning of period	$3,559	7,488	8,811
Charge-offs	(4,078)	(2,917)	(5,019)
Recoveries	884	282	913
Net charge-offs	(3,194)	(2,635)	(4,106)
Sale of BankAtlantic (1)	-	(2,926)	-
Provision (2)	145	1,632	2,783
Balance, end of period	$510	3,559	7,488

(1)  Represents the portion of the allowance associated with $19.6 million of tax certificates acquired by BB&T upon the sale of BankAtlantic

(2)  Included in asset impairments in the Company’s Statement of Operations.

Income Taxes  – The Company currently files consolidated federal and state income tax returns.  The Company filed separate state income tax returns for years ending prior to December 31, 2011. Renin’s Canadian and United Kingdom subsidiaries’ earnings are subject to taxation in Canada and the United Kingdom and these subsidiaries file separate income tax returns in those countries.  The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustments for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the statement of financial condition. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.

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

Earnings Per Share – Basic earnings per share excludes dilution and is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if options to issue common shares or restricted common stock of the Company were exercised or lapse. In calculating diluted earnings per share net income attributable to the Company is divided by the weighted average number of common shares. Options and restricted stock are included in the weighted average number of common shares outstanding based on the treasury stock method, if dilutive.

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

New Accounting Pronouncements:

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

Update Number 2014-04 – Receivables - (Topic 310-40):  Troubled Debt Restructurings by Creditors.  This update provides guidance to when a creditor should derecognize a consumer mortgage loan and recognize a foreclosed asset upon the creditor taking physical possession of residential real estate property collateralizing a consumer mortgage loan. A creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  This update is effective for annual and interim periods beginning after December 15, 2014.  The Company does not believe that this update will have a material impact on its financial statements.

Update Number 2013-11 (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update requires an entity to present an unrecognized tax benefit in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. This update did not have a material impact on the Company’s financial statements.

Update Number 2013-07 – Presentation of Financial Statements (Topic 205):  Liquidation Basis of Accounting. This update requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The update requires financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation.  The amendments in this update are effective for entities that determine liquidation

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

is imminent during annual reporting periods beginning after December 15, 2013.  This update did not have a material impact on the Company’s financial statements.

Update Number 2013-05 – Foreign Currency Matters (Topic 830): This update requires an entity (parent) that ceases to have a controlling financial interest in a foreign subsidiary to release any related cumulative translation adjustment into net income.  Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity.  The amendments in this Update are effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013.  This update did not have a material impact on the Company’s financial statements.

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

Liquidity Considerations

The Company’s cash was $33.0 million at December 31, 2013. This does not include $8.4 million, $1.0 million and $0.7 million of cash held in FAR, Renin and Hoffman’s, respectively.  The Company had $6.2 million of current liabilities as of December 31, 2013.  The Company’s principal source of liquidity is its cash holdings, funds obtained from payments on and sales of its loans, loan payoffs, sales of real estate, income from income producing real estate, and distributions received from FAR and Woodbridge. While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to the Company. The balance of BB&T’s preferred membership interest in FAR was approximately $68.5 million at December 31, 2013.  The Company does not expect its investments in Renin or Hoffman’s to be a source of liquidity for the foreseeable future.  Based on current and expected liquidity needs and sources, the Company expects to be able to meet its liquidity needs over the next twelve months.

2. Acquisitions and Investments

Investment in Woodbridge Holdings, LLC

On April 2, 2013, the Company invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The investment was made in connection with Woodbridge’s acquisition on April 2, 2013 of the publicly held shares of Bluegreen. BFC holds the remaining 54% of Woodbridge’s outstanding equity interests and is the managing member of Woodbridge. Since BFC is the majority owner of Woodbridge and the managing member, the Company’s investment in Woodbridge is accounted for under the equity method.  The Company’s investment in Woodbridge consisted of $60.4 million in cash (including $0.4 million in transaction costs) and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million. In connection with the Company’s investment in Woodbridge, the Company and BFC entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth the Company’s and BFC’s

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

respective rights as members of Woodbridge and provides, among other things, for unanimity on certain specified “major decisions” and for distributions to be made on a pro rata basis in accordance with the Company’s and BFC’s percentage equity interests in Woodbridge.

The Company’s investment in Woodbridge was accounted for as a transaction between entities under common control as BFC is the controlling shareholder of the Company and Woodbridge.  As a consequence, the investment in Woodbridge was recorded by the Company at BFC’s historical cost and the difference between 46% of BFC’s historical cost in Woodbridge ($85.1 million) and the amount the Company invested in Woodbridge ($71.75 million) was recognized as an increase in additional paid-in capital ($13.34 million) in the Company’s financial statements.

The following are the components of the Company’s initial investment in Woodbridge and the adjustments to the investment in Woodbridge under the equity method from the date of the investment (April 2, 2013) through December 31, 2013 (in thousands).

From April 2, 2013
Through
December 31, 2013
Cash to Woodbridge	$60,404
Note payable to Woodbridge	11,750
Increase in additional paid-in capital	13,337
Investment in Woodbridge - Beginning of period	85,491
Equity earnings in Woodbridge	13,461
Dividends received from Woodbridge	(20,379)
Investment in Woodbridge - End of period	$78,573

The condensed Statement of Financial Condition as of December 31, 2013 and the condensed Statement of Operations for the nine months ended December 31, 2013 of Woodbridge Holdings, LLC are as follows:

December 31,
2013
Assets
Cash and restricted cash	$224,104
Notes receivable, net	467,319
Inventory of real estate	204,256
Intangible assets	64,142
Other assets	126,494
Total assets	$1,086,315
Liabilities and Equity
Accounts payable, accrued liabilities and other	$193,682
Notes payable	537,500
Junior subordinated debentures	147,431
Total liabilities	878,613
Total Woodbridge members' equity	169,981
Noncontrolling interest	37,721
Total equity	207,702
Total liabilities and equity	$1,086,315

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the Nine
Months Ended
December 31, 2013
Total revenues	399,708
Total costs and expenses	341,938
Other income	209
Income from continuing operations before taxes	57,979
Provision for income taxes	(18,409)
Income from continuing operations	39,570
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(332)
Net income	39,238
Net income attributable to noncontrolling interest	(9,974)
Net income attributable to Woodbridge	$29,264

Acquisitions

On October 30, 2013, a newly formed joint venture entity, Renin Holdings, LLC (“Renin”), owned 81% by the Company and 19% by BFC,  acquired, through two newly formed subsidiaries, substantially all of the assets and certain liabilities of Renin Corp for approximately $14.5 million (the “Renin Transaction Consideration”).    Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and three manufacturing, assembly and distribution facilities in Canada and the United States and a sales and distribution facility in the United Kingdom.

The Renin Transaction Consideration is subject to adjustment based on the verification of Renin’s working capital as of the closing and certain post-closing indemnities.  Bluegreen funded approximately $9.4 million of the Renin Transaction Consideration in the form of a loan and revolver facility to Renin.  Renin is seeking to refinance the Bluegreen facilities with an unrelated third party, although Renin may not be successful in doing so.  The remainder of the Renin Transaction Consideration was funded $4.2 million by BBX Capital and $1.0 million by BFC pro rata in accordance with their percentage equity interests in Renin.  At closing, $1.7 million of the Renin Transaction Consideration was placed in an escrow account pending final determination of the working capital adjustment (if any) and final resolution of any indemnification obligations of Renin Corp.  In January 2014, the working capital and indemnification obligations of the sellers were finalized and the entire escrow balance was distributed to Renin.  As a result, the Renin Transaction Consideration was reduced to $12.8 million.  Included in other assets in the Company’s Statement of Financial Condition was a $1.7 million receivable for this indemnity and working capital adjustment escrow.

In December 2013, a wholly-owned subsidiary of the Company, BBX Sweet Holdings, LLC acquired the outstanding common shares or membership interests in Hoffman’s from their shareholders or members (“Sellers”). The purchase consideration included $500,000 (“Holdback Payment”) that is payable on the second anniversary of the closing date and accrues interest at 1.93% per annum.  The Holdback Payment serves as security for the Sellers’ obligations under the Hoffman’s stock purchase and sale agreement including the indemnity obligations and performance under each of the Seller’s non-competition agreements.  The Holdback Payment was recorded at a $46,000 premium to reflect the fair value of the holdback at the acquisition date.  The Holdback Payment is guaranteed by BBX Capital.  Hoffman’s is a manufacturer of gourmet chocolates, with four retail locations in South Florida.

The following tables summarizes the purchase consideration for Hoffman’s and for substantially all of the assets and certain liabilities of Renin Corp., the fair value of the assets acquired and liabilities assumed and the net cash outflows from the acquisitions at the acquisition dates (in thousands):

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair value of identifiable assets
acquired and liabilities assumed:
Cash	$1,033
Trade receivables	7,523
Inventories	9,858
Properties and equipment	6,134
Intangible assets	2,686
Other assets	477
Notes payable	(2,493)
Other liabilities	(9,011)
Fair value of identifiable net assets	16,207
Transaction Consideration	15,206
Bargain purchase gain	(1,001)

Transaction Consideration	15,206
Working capital adjustment receivable	1,694
Holdback payment	(500)
Discount on holdback payment	46
Cash acquired	(1,033)
Net cash outflows from acquisitions, net of cash acquired	15,413

The Company incurred $1.1 million of acquisition related costs in connection with the acquisitions.  The bargain purchase gain of $1.0 million from the Renin Transaction represents the amount by which the fair value of identifiable net assets acquired exceeded the Renin Transaction Consideration. Management believes that it was able to acquire Renin Corp. for a bargain purchase gain because Renin Corp. was a distressed company.  The acquisition related costs are included in selling, general and administrative expenses in the Company’s Statement of Operations for the year ended December 31, 2013.

The amount of revenues and loss before income taxes from Renin’s operations included in the Company’s Consolidated Statement of Operations and the supplemental pro forma amount of revenues and losses had the acquisition date been as of January 1, 2013, 2012 and 2011 was as follows (in thousands):

		Earnings
	Revenue	(Loss)
Actual from 10/30/2013 - 12/31/2013	$9,300	(902)

Pro forma from 1/1/2013 - 12/31/2013	$65,629	(4,923)

Pro forma from 1/1/2012 - 12/31/2012	$74,018	(318)

Pro forma from 1/1/2011 - 12/31/2011	$75,059	(3,685)

Actual loss from October 30, 2013 through December 31, 2013 excludes non-recurring acquisition costs and the bargain purchase gain.  The pro forma loss for the years ended December 31, 2013, 2012 and 2011 excludes non-recurring transactions.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Trade Receivables

Trade receivables were recorded at fair value using the cost approach with level 3 inputs based on the percentage of gross receivables collected in a trailing eighteen month period ending in October 2013.  The inputs used were trade receivable balances, allowances, charge-offs, sales discounts and volume of returned merchandise.

Inventories

Raw materials were fair valued using the cost approach with level 3 inputs.  Raw material items replaced on a regular basis were recorded at fair value based on historical costs.  Raw material items with greater than 180 days of usage on hand were recorded at fair value based on discounts relative to historical cost amounts.  Finished goods inventory was recorded at fair value using the cost approach with level 3 inputs.  Fifty percent of the historical gross margin was added to the finished goods historical cost amounts in order to estimate a reasonable profit margin for selling finished goods.  The selling expenses were estimated at 5% of gross sales. Finished goods on hand greater than 180 days of sales were recorded at fair value with discounts relative to historical costs.

Properties and Equipment

Properties and equipment acquired primarily consisted of machinery and equipment used in Renin’s manufacturing operations.  The machinery and equipment was recorded at fair value using the market approach with level 2 inputs as market comparable data.  The cost approach was used to estimate the contributing installation costs to fair value and the electrical distribution system in certain manufacturing facilities.  The inputs were obtained from market data collected from used equipment dealers that purchase and sell comparable equipment, quotations from new machinery dealers and manufacturers, historical installation cost information and searches on the internet.

Identifiable Intangible Assets

The identifiable intangible assets acquired primarily consisted of trade names.  The relief from royalty valuation method, a form of the income approach, was used to estimate the fair value of the trade names.  The fair value was determined by present valuing the expected future estimated royalty payments that would have to be paid if the trade names were not owned.  The fair value of the net royalties saved was estimated based on discounted cash flows at a risk adjusted discount rate.  A terminal value was applied based on a long-term growth rate of 3% after achieving a steady state of cash flows.

3.  Discontinued Operations

BankAtlantic had five reporting units which each reflected a component of the BankAtlantic entity and was the lowest level for which cash flows could be clearly distinguished, operationally and for financial reporting purposes.  These five components were Community Banking, Commercial Lending, Tax Certificates, Investments, and Capital Services.   Based on the Agreement with BB&T, the Company determined that the Community Banking, Investments, Capital Services and Tax Certificates reporting units should be treated as discontinued operations.  The Company sold all operations and the majority of the assets and liabilities of these discontinued reporting units to BB&T upon consummation of the BB&T Transaction on July 31, 2012.  The Company did not continue in any material respect any activities of or have any continuing involvement with these reporting units.  Although certain assets of the Commercial Lending reporting unit were sold to BB&T, the Company continued certain Commercial Lending reporting unit activities resulting in the Company including the Commercial Lending reporting unit in continuing operations in the Company’s Statements of Operations.

Pursuant to the Agreement with BB&T, in addition to certain assets associated with the Company’s continuing Commercial Lending reporting unit, FAR retained certain assets and liabilities that were associated with the Company’s disposed reporting units (Community Banking, Tax Certificates, Investments, and Capital Services reporting units). The Company determined that the ongoing cash flows of the disposed reporting units were not significant relative to the historical cash flows from the activities of each reporting unit; therefore, the income and expenses associated with the disposed reporting units are reported  in discontinued operations for each of the years in the two year period ended December 31, 2012.  The carrying value of the disposed reporting units’ net assets transferred to FAR were $112 million as of July 31, 2012.  The results of operations and cash flows associated with the retained assets associated with the disposed

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reporting units were included in continuing operations for the five months ended December 31, 2012 and for the year ended December 31, 2013.  The assets held by FAR are expected to be monetized in accordance with the terms of such assets or through orderly transactions over a seven year period or longer provided BB&T’s preferred interest is repaid within such seven-year period.  Ninety-five percent of the cash flows from these assets, net of operating expenses and a stated preferred return, will be applied toward the ongoing repayment of BB&T’s preferred interest in FAR.

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

The income from Community Banking, Investments, Capital Services and Tax Certificates reporting units included in discontinued operations and the gain on the sale of BankAtlantic in the Company’s Statement of Operations was as follows (in thousands):

	For the Years Ended December 31,
	2012	2011
Net interest income	$37,384	84,595
Provision for loan losses	18,383	33,764
Net interest income after
provision for loan losses	19,001	50,831
Gain on sale of BankAtlantic	290,642	-
Total non-interest income	37,234	124,994
Total non-interest expense (1)	61,634	125,872
Income from discontinued operations
before provision for income taxes	285,243	49,953
Provision for income taxes	21,005	19,182
Income from discontinued operations	$264,238	30,771

(1) General corporate overhead was allocated to continuing operations.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summarizes the assets sold, liabilities transferred and cash outflows associated with the branches and facilities sold (in thousands):

Assets Sold:	Amount
Cash and cash equivalents	$5,850
Properties and equipment	28,626
Total assets sold	34,476
Liabilities Transferred:
Deposits	324,320
Other liabilities	183
Total liabilities transferred	324,503
Net liabilities transferred	(290,027)
Gain on sale of Tampa branches	40,615
Transaction costs	(1,993)
Net cash outflows from sale of branches	$(251,405)

4.  Variable Interest Entities

In consideration for BB&T assuming BBX Capital’s $285.4 million in principal amount of TruPS in connection with the sale of BankAtlantic, BB&T received from BBX Capital at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR (Class A Units in FAR) which it will hold until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum. At that time, BBT’s interest in FAR will terminate, and BBX Capital, which initially holds the remaining 5% of the Class A Units and 100% of the Class R units will thereafter be entitled to any and all residual proceeds. Upon the termination of BB&T’s interest in FAR, BBX Capital will be the sole member of FAR.   FAR’s assets are expected to be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BBX Capital provided BB&T with an incremental $35 million guarantee to further support BB&T’s recovery within seven years of the $285 million preference amount. At December 31, 2013, BB&T’s preferred interest in FAR has been reduced to approximately $68.5 million.

BBX Capital’s variable interests in FAR include its 5% preferred membership interest in the cash flows of FAR, rights to all residual cash flows after satisfaction of the preferred membership interests, and the incremental $35 million guarantee issued to BB&T. CAM also services approximately $13.3 million of FAR commercial loans and has a right of first refusal to acquire certain FAR commercial loans. It can also purchase certain commercial loans on a basis established in FAR’s operating agreement.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The carrying amount of the assets and liabilities of FAR and the classification of these assets and liabilities in the Company’s Statement of Financial Condition was as follows (in thousands):

	December 31,	December 31,
	2013	2012
Cash and interest bearing deposits in banks	$8,388	6,615
Loans held-for-sale	53,846	20,052
Loans receivable, net	56,170	242,506
Real estate held-for-investment	15,509	427
Real estate held-for-sale	23,664	21,570
Properties and equipment, net	7,899	-
Other assets	2,413	5,038
Total assets	$167,889	296,208
BB&T preferred interest in FAR, LLC	$68,517	196,877
Other liabilities	12,343	13,603
Total liabilities	$80,860	210,480

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

BBX Capital’s maximum loss exposure in FAR if all of FAR’s assets were deemed worthless would have been $122 million as of December 31, 2013, consisting of $87 million of net assets plus the $35 million incremental guarantee.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.   Inventories

Inventories as of December 31, 2013 were as follows (in thousands):

Raw materials	$5,077
Work-in-process	379
Finished goods	3,699
Total inventory	$9,155

6.  Loans Held-for-Sale

Loans held-for-sale as of December 31, 2013 consisted of $38.2 million of residential loans, $4.2 million of first lien consumer home equity loans and $11.4 million of small business loans.  During the 2013 fourth quarter, management evaluated its residential loan portfolio in light of the general appreciation of residential real estate values during 2013 and decided to transfer first lien residential loans to loans held-for-sale as of December 31, 2013.  Loans held-for-sale are reported at the lower of cost or fair value. The Company charged down its first lien residential loan portfolio by $4.1 million and reduced its allowance for loan losses by $1.4 million upon the transfer of first lien residential loans to loans held-for-sale.  Loans held-for-sale as of December 31, 2012 consisted of $6.0 million of commercial real estate loans and $18.8 million of small business loans. Subsequent to the sale of BankAtlantic to BB&T, management evaluated its loan portfolio and transferred its entire portfolio of small business loans to loans held-for-sale and transferred $14.2 million of residential loans previously held-for-sale to loans held for investment.  The Company charged down its small business loans by $1.3 million and reduced its allowance for loan losses by $1.1 million upon the transfer of its small business loans to loans held-for-sale. The Company transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  The Company transfers loans previously held-for-sale to loans held-for- investment at the lower of cost or fair value on the transfer date.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.  Loans Receivable

The loan portfolio consisted of the following components (in thousands):

	December 31,
	2013	2012
Commercial non-real estate	$3,331	12,006
Commercial real estate:
Residential	12,132	62,523
Other	50,805	151,524
Consumer	8,618	16,907
Residential:
Residential-interest only	-	17,798
Residential-amortizing	53	36,999
Total gross loans	74,939	297,757
Adjustments:
Premiums, discounts and net deferred fees	-	116
Allowance for loan losses	(2,713)	(5,311)
Loans receivable -- net	$72,226	292,562

The Company’s loan portfolio had the following geographic concentrations based on outstanding loan balances at December 31, 2013 and 2012:

	December 31,
	2013	2012
Florida	100%	85%
Eastern U.S.A.	0%	10%
Western U.S.A.	0%	5%
Central U.S.A.	0%	0%
	100%	100%

The Company segregates its loan portfolio into five segments. The Company’s loan segments are: residential loans, commercial real estate loans, commercial non-real estate loans, consumer loans, and small business loans. The Company further divides its loan segments into loan classes. The Company’s loan segments and classes are described below:

Residential – represents loans secured by one to four dwelling units. This loan segment is further divided into interest only loans and amortizing loans. Interest-only residential loans require the borrower to make monthly payments of interest-only for a fixed period of time and become fully amortizing thereafter. Amortizing residential loans require the borrower to make monthly principal and interest payments through maturity. Residential loans, except for two loans in the final stages of foreclosure, were transferred to loans held-for-sale as of December 31, 2013

Commercial real estate - represents loans for acquisition, development and construction of various types of properties including residential, office buildings, retail shopping centers, and other non-residential properties. The Company’s commercial real estate loan portfolio is divided into two loan classes; commercial residential and commercial other.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commercial residential real estate loans are loans to developers or home builders for the construction of one to four dwelling units.

Commercial other real estate loans are primarily secured by non-residential, owner occupied or income producing properties which includes shopping centers, office buildings, self storage facilities, and warehouses.

Commercial non-real estate loans - generally represent business loans secured by the receivables, inventory, equipment, and/or general corporate assets of the business.

Consumer loans - consists of loans to individuals originated through BankAtlantic’s branch network. Consumer loans are generally home equity lines of credit secured by a second mortgage on the primary residence of the borrower, located in Florida. First lien consumer loans were transferred to loans held-for-sale as of December 31, 2013.

Small business loans – consists of loans originated to businesses that do not generally exceed $2.0 million. The principal source of repayment for these loans is generally from the cash flow of a business. The Company’s small business loan portfolio is divided into two loan classes; small business real estate secured and small business non-real estate.

Small business real estate secured loans – are generally secured by real estate where the business is located or real estate owned by the guarantor.

Small business non-real estate loans – are generally business loans secured by the receivables, inventory, equipment, and/or general corporate assets of the business.

The entire portfolio of small business loans was transferred to loans held-for-sale as of September 30, 2012.

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was (in thousands):

	December 31,
Loan Class	2013	2012
Commercial non-real estate	$3,331	3,362
Commercial real estate:
Residential	11,135	60,937
Other	34,405	79,014
Consumer	2,972	7,859
Residential:
Interest only	-	16,115
Amortizing	53	28,507
Total nonaccrual loans	$51,896	195,794

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

An age analysis of the past due recorded investment in loans receivable as of December 31, 2013 and December 31, 2012 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2013	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	2,269	2,269	1,062	3,331
Commercial real estate:
Residential	-	-	2,745	2,745	9,387	12,132
Other	-	-	19,984	19,984	30,821	50,805
Consumer	317	293	2,480	3,090	5,528	8,618
Residential:
Residential-interest only	-	-	-	-	-	-
Residential-amortizing	-	-	53	53	-	53
Total	$317	293	27,531	28,141	46,798	74,939

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2012	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$2,411	-	3,362	5,773	6,233	12,006
Commercial real estate:
Residential	842	1,716	50,634	53,192	9,331	62,523
Other	-	5,843	30,102	35,945	115,579	151,524
Consumer	677	524	7,165	8,366	8,541	16,907
Residential:
Residential-interest only	397	-	16,115	16,512	1,286	17,798
Residential-amortizing	984	1,520	28,052	30,556	6,443	36,999
Total	$5,311	9,603	135,430	150,344	147,413	297,757

(1)  The Company had no loans that were past due greater than 90 days and still accruing as of December 31, 2013 or 2012.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2013 was as follows (in thousands):

	Commercial	Commercial
	Non-Real	Real	Small
	Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,735	1,869	-	1,261	446	5,311
Charge-off :	-	(3,976)	-	(2,516)	(4,375)	(10,867)
Recoveries :	10,241	36,824	257	2,225	2,587	52,134
Provision :	(11,022)	(34,490)	(257)	562	1,342	(43,865)
Ending balance	$954	227	-	1,532	-	2,713
Ending balance individually
evaluated for impairment	$954	-	-	-	-	954
Ending balance collectively
evaluated for impairment	-	227	-	1,532	-	1,759
Total	$954	227	-	1,532	-	2,713
Loans receivable:
Ending balance individually
evaluated for impairment	$3,331	45,540	-	2,207	53	51,131
Ending balance collectively
evaluated for impairment	$-	17,397	-	6,411	-	23,808
Total	$3,331	62,937	-	8,618	53	74,939
Proceeds from loan sales	$2,390	1,100	-	-	-	3,490
Transfer to loans held for sale	$-	-	-	4,176	38,222	42,398
Transfer from loans held for sale	$-	-	-	-	1,312	1,312

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2012 was as follows (in thousands):

		Commercial	Commercial
		Non-Real	Real	Small
		Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance		$16,407	67,053	7,168	22,554	16,705	129,887
Charge-off :		(19,237)	(55,686)	(3,991)	(9,793)	(14,658)	(103,365)
Recoveries :		893	7,435	487	1,424	2,563	12,802
Provision :		5,569	(7,839)	244	2,778	1,653	2,405
Transfer to held for sale
- BB&T Transaction:		(1,897)	(9,164)	(4,454)	(20,639)	(12,491)	(48,645)
Discontinued operations provision		-	70	546	4,937	6,674	12,227
Ending balance		$1,735	1,869	-	1,261	446	5,311
Ending balance individually
evaluated for impairment		$784	837	-	-	-	1,621
Ending balance collectively
evaluated for impairment		951	1,032	-	1,261	446	3,690
Total		$1,735	1,869	-	1,261	446	5,311
Loans receivable:
Ending balance individually
evaluated for impairment		$3,362	173,917	-	7,859	44,621	229,759
Ending balance collectively
evaluated for impairment		$8,644	40,130	-	9,048	10,176	67,998
Total		$12,006	214,047	-	16,907	54,797	297,757
Proceeds from loan sales	$	- -	5,864	- -	-	-	5,864
Transfer to held for sale
- BB&T Transaction:		$60,398	304,668	234,228	502,221	811,060	1,912,575
Transfer to held for sale	$	- -	20,722	19,069	- -	-	39,791
Transfer from loans held for sale		$-	-	-	-	14,185	14,185

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2011 was as follows (in thousands):

		Commercial	Commercial
		Non-Real	Real	Small
		Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance		$10,786	83,859	11,514	32,043	23,937	162,139
Charge-off :		(8,205)	(43,266)	(8,083)	(26,894)	(25,301)	(111,749)
Recoveries :		1,140	1,272	1,090	2,308	2,049	7,859
Provision :		12,686	25,188	-	-	-	37,874
Transfer to held for sale:		-	-	-	-	-	-
Discontinued operations provision:		-	-	2,647	15,097	16,020	33,764
Ending balance		$16,407	67,053	7,168	22,554	16,705	129,887
Ending balance individually
evaluated for impairment		15,408	52,561	761	1,071	6,867	76,668
Ending balance collectively
evaluated for impairment		999	14,492	6,407	21,483	9,838	53,219
Total		16,407	67,053	7,168	22,554	16,705	129,887
Loans receivable:
Ending balance individually
evaluated for impairment		$22,888	269,753	1,578	11,220	65,488	370,927
Ending balance collectively
evaluated for impairment		$95,257	410,753	283,176	547,363	868,036	2,204,585
Total		118,145	680,506	284,754	558,583	933,524	2,575,512
Purchase of loans	$	- -	-	- -	-	15,259	15,259
Proceeds from loan sales	$	- -	35,415	-	-	19,495	54,910
Transfers to held for sale		$-	53,380	-	-	25,072	78,452

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans as of December 31, 2013 and 2012 were as follows (in thousands):

	As of December 31, 2013			As of December 31, 2012
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$3,001	4,472	954	3,032	3,287	784
Commercial real estate:
Residential	-	-	-	637	2,172	1
Other	-	-	-	27,558	39,194	836
Consumer	920	2,228	920	-	-	-
Residential:
Residential-interest only	-	-	-	-	-	-
Residential-amortizing	-	-	-	-	-	-
Total with allowance recorded	$3,921	6,700	1,874	31,227	44,653	1,621
With no related allowance recorded:
Commercial non-real estate	$330	634	-	330	634	-
Commercial real estate:
Residential	11,135	20,529	-	60,833	117,700	-
Other	34,405	58,657	-	82,555	114,995	-
Consumer	7,165	8,730	-	16,050	20,501	-
Residential:
Residential-interest only	-	-	-	16,421	28,808	-
Residential-amortizing	53	189	-	31,896	48,820	-
Total with no allowance recorded	$53,088	88,739	-	208,085	331,458	-
Total:
Commercial non-real estate	$3,331	5,106	954	3,362	3,921	784
Commercial real estate	45,540	79,186	-	171,583	274,061	837
Consumer	8,085	10,958	920	16,050	20,501	-
Residential	53	189	-	48,317	77,628	-
Total	$57,009	95,439	1,874	239,312	376,111	1,621

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Average recorded investment and interest income recognized on impaired loans as of December 31, 2013 and 2012 were (in thousands):

	For the Year Ended		For the Year Ended
	December 31, 2013		December 31, 2012
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$3,015	119	3,032	137
Commercial real estate:
Residential	-	-	637	-
Other	-	2	27,622	1,068
Consumer	1,040	-	-	-
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	-	-
Total with allowance recorded	$4,055	121	31,291	1,205
With no related allowance recorded:
Commercial non-real estate	$330	-	330	-
Commercial real estate:
Residential	12,467	555	55,989	806
Other	35,057	723	83,695	4,067
Consumer	7,118	200	17,887	282
Residential:
Residential-interest only	-	-	20,520	-
Residential-amortizing	55	-	36,256	177
Total with no allowance recorded	$55,027	1,478	214,677	5,332

Commercial non-real estate	$3,345	119	3,362	137
Commercial real estate	47,524	1,280	167,943	5,941
Consumer	8,158	200	17,887	282
Residential	55	-	56,776	177
Total	$59,082	1,599	245,968	6,537

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired loans and the average recorded investment and interest income recognized on impaired loans as of December 31, 2011 (in thousands):

	As of December 31, 2011
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Income
With a related allowance recorded:
Commercial non-real estate	$17,792	17,792	15,408	16,364	246
Commercial real estate:
Residential	64,841	70,780	20,986	79,833	1,983
Other	137,937	156,908	31,596	115,342	2,029
Small business:
Real estate	6,499	6,499	85	7,443	-
Non-real estate	1,339	1,339	776	1,644	-
Consumer	15,951	17,502	1,454	17,203	-
Residential:
Residential-interest only	15,441	20,667	2,982	14,513	-
Residential-amortizing	20,554	24,545	3,960	16,877	-
Total with allowance recorded	$280,354	316,032	77,247	269,219	4,258
With no related allowance recorded:
Commercial non-real estate	$5,922	5,922	-	8,623	33
Commercial real estate:
Residential	22,562	67,586	-	19,284	8
Other	44,682	89,626	-	62,747	909
Small business:
Real estate	10,265	12,007	-	9,800	-
Non-real estate	792	1,107	-	630	-
Consumer	9,719	13,246	-	9,678	391
Residential:
Residential-interest only	10,841	21,122	-	13,286	-
Residential-amortizing	22,390	33,576	-	21,543	107
Total with no allowance recorded	$127,173	244,192	-	145,591	1,448
Total:
Commercial non-real estate	$23,714	23,714	15,408	24,987	279
Commercial real estate	270,022	384,900	52,582	277,206	4,929
Small business	18,895	20,952	861	19,517	-
Consumer	25,670	30,748	1,454	26,881	391
Residential	69,226	99,910	6,942	66,219	107
Total	$407,527	560,224	77,247	414,810	5,706

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

The Company monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions.  In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans remain subject to quarterly impairment analyses and adjustments.  Included in total impaired loans as of December 31, 2013 were $43.2 million of collateral dependent loans, of which $39.2 million were measured for impairment using current appraisals and $4.0 million were measured by adjusting appraisals, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date.   Appraised value with respect to one loan which did not have a current appraisal was adjusted down by an aggregate amount of $0.8 million based on changes in market conditions.

The Company had no commitments to lend additional funds on impaired loans as of December 31, 2013.

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

The following table presents the amount of accruing and non-accruing commercial loans by class as of December 31, 2013 (in thousands):  (

	Commercial		Other
	Non	Commercial	Commercial
	Real Estate	Residential	Real Estate
Accruing	$-	997	16,400
Non-accruing	3,331	11,135	34,405
Total	$3,331	12,132	50,805

The following table presents the amount of accruing and non-accruing commercial loans by class as of December 31, 2012 (in thousands):

	Commercial		Other
	Non	Commercial	Commercial
	Real Estate	Residential	Real Estate
Accruing	$8,644	1,586	72,510
Non-accruing	3,362	60,937	79,014
Total	$12,006	62,523	151,524

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company monitors the credit quality of its portfolio of consumer loans utilizing FICO scores. The FICO scores of the Company’s consumer loans were as follows (in thousands):

	Consumer Loans
	December 31,	December 31,
FICO Scores	2013 (1)	2012 (2)
Unavailable	$190	233
<500	102	449
500-619	5,739	10,241
620-679	1,001	2,531
>679	1,586	3,453
	$8,618	16,907

(1)  FICO scores for the majority of the portfolio were obtained during the fourth quarter of 2013.

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

There were no troubled debt restructurings during the year ended December 31, 2013.  Troubled debt restructurings during the years ended December 31, 2012 and 2011 were as follows (dollars in thousands):

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Years Ended
	December 31, 2012		December 31, 2011
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings
Commercial non-real estate	-	$-	9	$8,225
Commercial real estate:
Residential	-	-	6	30,801
Other	-	-	10	52,955
Small business:
Real estate	-	-	5	1,905
Non-real estate	-	-	-	-
Consumer	1	47	10	742
Residential:
Residential-interest only	-	-	1	549
Residential-amortizing	1	62	22	3,567
Total Troubled Debt Restructured	2	$109	63	$98,744

There were no loans modified in troubled debt restructurings since January 1, 2012 that experienced a payment default during the year ended December 31, 2013.  The following table represents the recorded investment of loans that were modified in troubled debt restructurings beginning January 1, 2011 and 2010 and experienced a payment default during the years ended December 31, 2012 and 2011 (dollars in thousands):

	For the Years Ended
	December 31, 2012		December 31, 2011
		Recorded		Recorded
	Number	Investment	Number	Investment
Troubled Debt Restructurings which
have subsequently defaulted:
Commercial non-real estate	-	$-	3	$2,209
Commercial real estate:
Residential	4	5,465	2	6,880
Other	2	21,912	9	18,830
Small business:
Real estate	-	-	4	981
Non-real estate	-	-	-	-
Consumer	-	-	7	527
Residential:
Residential-interest only	-	-	1	547
Residential-amortizing	9	627	6	1,115
Total Troubled Debt Restructured	15	$28,004	32	$31,089

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.  Real Estate Held-for-Investment and Real Estate Held-for-Sale

Substantially all of the Company’s real estate has been acquired through foreclosure.  Upon acquisition, real estate is classified as real estate held-for-sale or real estate held-for-investment.    Real estate is classified as held-for-sale when the property is available for immediate sale in its present condition, management commits to a plan to sell the property, an active program to locate a buyer has been initiated, the property is being marketed at a price that is reasonable in relation to its current fair value and it is likely that a sale will be completed within one year.  When the property does not meet the real estate held-for-sale criteria, the real estate is classified as held-for-investment.

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of December 31,
	2013	2012
Land	$18,268	17,860
Rental properties	6,168	19,077
Residential single-family	6,828	7,451
Other	2,707	1,249
Total held-for-sale	$33,971	45,637

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of December 31,
	2013	2012
Land	$79,081	36,568
Rental properties	26,891	-
Other	789	845
Total held-for-investment	$106,761	37,413

The following table presents the activity in real estate held-for-sale and held-for-investment for the year ended December 31, 2013 and total real estate activity for the years ended December 31, 2013 and 2012 (in thousands).

	For the Years Ended December 31,
	2013			2012
	Held-for-Sale	Held-for-Investment	Total	Total
Real estate beginning of year	$45,637	37,413	83,050	88,063
Acquired through foreclosure	18,978	63,199	82,177	46,375
Purchases	-	6,063	6,063	-
Improvements	-	-	-	2,501
Sales	(26,751)	(465)	(27,216)	(44,176)
Impairments	(3,893)	551	(3,342)	(9,713)
Real estate end of year	$33,971	106,761	140,732	83,050

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Real estate losses included in the Company’s Statement of Operation were as following (in thousands:

	For the Years Ended December 31,
	2013	2012	2011
Real estate acquired in settlement of
loans and tax certificates:
Income from real estate operations	$4,161	4,187	1,912
Real estate operating expenses	(5,807)	(5,896)	(3,186)
Impairment of real estate	(3,342)	(9,078)	(11,841)
Net gains on the sales of assets	4,155	788	2,126
Net real estate losses	$(833)	(9,999)	(10,989)

9.    Investments in Unconsolidated Companies

Statutory business trusts were formed during 2002, 2003 and 2007 for the purpose of issuing TruPS and investing the proceeds thereof in junior subordinated debentures of BBX Capital.  At the closing of the BB&T Transaction, BB&T acquired the statutory business trusts upon assumption of the Company’s TruPS obligations.  Included in the Company’s Statements of Operations in other income for the year ended December 31, 2012 was  $0.3 million of earnings from the statutory business trusts and $0.3 million of losses from the statutory business trusts for the year ended December 31, 2011.

The statutory business trusts’ condensed combined Statements of Operations for the years ended December 31, 2012 and 2011 were as follows (in thousands):

	For the Years Ended
	December 31,
Statement of Operations	2012	2011
Interest income from junior
subordinated debentures	$9,695	14,776
Interest expense	(9,414)	(15,031)
Net income	$281	(255)

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

Dividends received from the factoring joint venture were $0.5 million for the year ended December 31, 2011.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Properties and Equipment

Properties and equipment was comprised of (in thousands):

	As of December 31,
	$2013	2012
Land	2,270	-
Buildings and leasehold improvements	9,750	1,005
Furniture and equipment	3,364	109
Total	15,384	1,114
Less accumulated depreciation	(560)	(18)
Office properties and equipment - net	14,824	1,096

Included in selling, general and administrative expenses on the Company’s Consolidated Statement of Operations was $0.7 million, $5.5 million and $7.9 million of depreciation expense for the years ended December 31, 2013, 2012 and 2011, respectively.  During the year ended December 31, 2013, the Company sold a public storage operating facility with a carrying value of $4.9 million for a $1.0 million gain.

11.  Income Taxes

The provision (benefit) for income taxes and the provision (benefit) for income taxes from continuing operations consisted of (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Continuing operations	$20	(18,744)	(19,480)
Discontinued operations	-	21,005	19,182
Total provision (benefit)
for income taxes	$20	2,261	(298)
Continuing operations:

Current:
Federal	$-	-	(298)
State	20	-	-
Total current	20	-	(298)
Deferred:
Federal	-	(16,071)	(16,405)
State	-	(2,673)	(2,777)
Total deferred	-	(18,744)	(19,182)
Provision (benefit) for income
taxes from continuing operations	$20	(18,744)	(19,480)

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company's actual provision (benefit) for income taxes from continuing operations differs from the Federal expected income tax provision (benefit) as follows (in thousands):

	For the Years Ended December 31,
	2013		2012		2011
Income tax provision (benefit) at
expected federal income tax
rate of 35%	$ 16,688	35.00%	$ (16,527)	35.00%	$ (27,647)	35.00%
Increase (decrease) resulting from:
Provision (benefit) for state taxes
net of federal benefit	2,003	4.20%	(1,738)	3.68%	(3,414)	4.32%
Taxes related to subsidiaries not consolidated for income taxes	(6,054)	-12.70%	-	0.00%	-	0.00%
Sale of BankAtlantic	5,884	12.34%	-	0.00%	-	0.00%
Nondeductible executive compensation	2,223	4.66%	-	0.00%	-	0.00%
Valuation allowance	(22,584)	-47.36%	-	0.00%	11,884	-15.04%
Other - net	1,860	3.90%	(479)	1.01%	(303)	0.38%
Provision (benefit) for income taxes	$ 20	0.04%	$ (18,744)	39.69%	$ (19,480)	24.66%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	For the Years Ended December 31,
Deferred tax assets:	2013	2012	2011
Allowance for loans and impairments for
financial statement purposes	$15,354	21,914	48,253
Federal and State NOL and tax credit carryforward	63,781	74,494	152,438
Real estate held for development and sale capitalized costs for tax purposes
in excess of amounts capitalized for financial statement purposes	3,137	5,338	4,908
Accumulated other comprehensive income	-	-	4,731
Share based compensation	691	883	2,327
Purchase accounting adjustments for bank acquisitions	-	-	962
Other	-	2,919	4,056
Total gross deferred tax assets	82,963	105,548	217,675
Less valuation allowance	(82,563)	(105,548)	(211,326)
Total deferred tax assets	400	-	6,349
Deferred tax Liabilities:
Deferred loan income	-	-	1,720
Prepaid pension expense	-	-	4,617
Other	400	-	12
Total gross deferred tax liabilities	400	-	6,349
Net deferred tax (liability) asset	-	-	-
Less net deferred tax asset at beginning of period	-	-	-
Reduction in deferred tax valuation allowance for continuing operations	-	(2,261)	-
Decrease in accumulated other comprehensive income	-	-	-
Provision for deferred income taxes	-	(2,261)	-
(Provision) benefit for deferred income taxes - discontinued operations	-	(21,005)	(19,182)
(Provision) benefit for deferred income taxes - continuing operations	$-	18,744	19,182

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Activity in the deferred tax valuation allowance was (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Balance, beginning of period	$105,548	211,326	196,471
Other comprehensive (loss) income	-	(4,731)	2,971
(Decrease) increase included in continuing operations	(22,584)	-	11,884
Acquisitions	(401)	-	-
(Decrease) increase included in discontinued operations	-	(101,047)	-
Balance, end of period	$82,563	105,548	211,326

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In its evaluation, management considers taxable loss carry-back availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more likely than not standard. The Company had taxable income during the year ended December 31, 2013 resulting from significant recoveries on loans charged off during prior period.  These recoveries were considered isolated transactions.  The Company does not expect to generate sufficient taxable income in subsequent periods in order to recognize the deferred tax assets as of December 31, 2013.  Based on the Company’s evaluation, a deferred tax valuation allowance of $82.6 million, $105.5 million and $211.3 million was maintained against its net deferred tax assets as of December 31, 2013, 2012 and 2011, respectively. The Company’s deferred tax assets as of December 31, 2011 for which it has not established a valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences.  The majority of the benefits of the Company’s net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income.  The Company’s deferred tax asset valuation allowance would be reversed if and when it becomes more likely than not that the Company will generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

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

Included in the Company’s deferred tax assets as of December 31, 2013 was $121.0 million of federal income tax NOL carry-forwards, of which $61.2 million expire in 2030 and $59.8 million expire in 2031. The Company’s federal tax credit carry-forwards were $2.1 million at December 31, 2013 and expire from 2025 to 2029.

BBX and its subsidiaries currently file consolidated federal and state income tax returns.  BBX filed separate state income tax returns for years ending prior to December 31, 2011. The Company’s state NOL carry-forwards were $541.3 million as of December 31, 2013 and expire from 2024 through 2031.  Renin’s Canadian and United Kingdom subsidiaries’ earnings are subject to taxation in Canada and the United Kingdom.  Renin had taxable losses in these tax jurisdictions during the two months ended December 31, 2013.

The Company’s income tax returns for all years subsequent to the 2009 tax year are subject to examination. Various state jurisdiction tax years remain open to examination. There were no income tax filings under examination as of December 31, 2013.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.  Deposits

The Company had no outstanding deposits at December 31, 2013 and 2012 as all deposits were assumed by BB&T in connection with the acquisition of BankAtlantic in the BB&T Transaction.

Interest expense by deposit category included in discontinued operations was (in thousands):

	For the Years Ended
	December 31,
	2012	2011
Money fund savings and NOW accounts	$5,023	7,310
Savings accounts	341	910
Certificate accounts	1,743	6,516
Less early withdrawal penalty	(47)	(124)
Total	$7,060	14,612

13.   Junior Subordinated Debentures and Subordinated Debentures

Subordinated Debentures:

In October 2002, BankAtlantic issued $22 million of floating rate subordinated debentures due in November 2012. The subordinated debentures paid interest quarterly at an interest rate of LIBOR plus 3.45%.  The subordinated debentures were assumed by BB&T upon the acquisition of BankAtlantic in the BB&T Transaction.

Junior Subordinated Debentures:

BBX Capital had formed thirteen statutory business trusts (“Trusts”) for the purpose of issuing TruPS and investing the proceeds thereof in junior subordinated debentures of the Parent Company.  The Trusts used the proceeds from issuing TruPS and the issuance of its common securities to the Parent Company to purchase junior subordinated debentures from the Parent Company. Interest on the junior subordinated debentures and distributions on the TruPS were payable quarterly in arrears. Distributions on the TruPS were cumulative and based upon the liquidation value of the TruPS. The Parent Company had the right, at any time, as long as there were no continuing events of default, to defer payments of interest on the junior subordinated debentures for a period not exceeding 20 consecutive quarters; but not beyond the stated maturity of the junior subordinated debentures. Beginning in February and March 2009, the Parent Company notified the trustees of the junior subordinated debentures that it had elected to defer interest payments for the next regularly scheduled quarterly interest payment dates. During the deferral period, interest accrued on the junior subordinated debentures at the stated coupon rate, including on the deferred interest, and the Parent Company continued to record the interest expense associated with the junior subordinated debentures.  The Parent Company continued to elect to defer interest payments for each subsequent quarterly interest payment date until the consummation of the BB&T Transaction in which the deferred interest of $51.3 million was paid-in-full and the remaining balance of $285.4 million was assumed by BB&T.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

14.   Notes Payable to Related Parties

The Renin Transaction was partially funded by notes payable from Bluegreen.  The Bluegreen loan includes a $3.0 million term loan and provides for additional borrowings of up to $9.0 million on a revolving basis, subject to terms of a borrowing basis specified in the loan.  Amounts outstanding under the loan bear interest at a fixed rate of 7.25% per annum and are collateralized by substantially all of the assets of Renin.  All amounts outstanding under the loan will, unless extended, become due on April 30, 2014. The outstanding balance of the Bluegreen note as of December 31, 2013 was $9.7 million.

As part of the closing of the Hoffman’s acquisition, one of the entities acquired borrowed $250,000 from the sellers in the transaction to fund working capital.  The sellers remained employees of Hoffman’s subsequent to the acquisition and are considered related parties. The loan bore interest at 7% per annum and was repaid on February 28, 2014 in accordance with its terms.

The Company issued a $11.75 million promissory note in Woodbridge’s favor as part of the Company’s consideration for its investment in Woodbridge.  The note has a term of five years, accrues interest at a rate of 5% per annum and requires the Company to make payments of interest only on a quarterly basis during the term of the note, with all outstanding amounts being due and payable at the end of the five-year term. The outstanding balance of the Woodbridge notes payable as of December 31, 2013 was $11.75 million.

The annual maturities of notes payable to related parties as of December 31, 2013 were as follows (in thousands):

Year Ending	Note
December 31,	Payable
2014	$9,912
2015	-
2016	-
2017	-
2018	11,750
Thereafter	-
Total	$21,662

15.   Notes Payable

Effective December 31, 2012, CAM acquired a third party’s 32.2% participant interest in a non-performing commercial real estate loan held by CAM for $9.0 million payable pursuant to a promissory note. The note had an effective date of December 31, 2012 and matures on February 1, 2020. The note bears interest at the “Wall Street Journal Prime Rate” plus 100 basis points per annum and is payable monthly. The note is payable interest only for the first year and commencing on January 1, 2014 and continuing each succeeding month, CAM is required to make $27,000 of monthly principal payments.  CAM completed the foreclosure on the underlying property of the non-performing commercial loan in November 2013 and the $9.0 million note is currently secured by a mortgage on the property.  The $30.7 million property is included in real estate held-for-investment in the Company’s Consolidated Statement of Financial Condition as of December 31, 2013.  The note may be prepaid in whole or in part without a prepayment fee.  BBX Capital provided the participant a $4.5 million unconditional limited guaranty to further support the repayment of the note.  The note was recorded at a $0.5 million discount as the fair value of the participant’s interest in the collateral had a fair value less cost to sell of $8.5 million as of December 31, 2012.  The promissory note outstanding balance, net of the discount, was $8.6 million and $8.5 million as of December 31, 2013 and 2012, respectively.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CAM also acquired a third party’s 50% participant interest in a foreclosed real estate property for $2.5 million payable pursuant to a note.  The note had an effective date of December 31, 2012, matures on December 31, 2017, and bears interest at a fixed rate of 8.00% per annum. The note is interest-only payable monthly until maturity.  The $2.5 million note may be prepaid in whole or in part without a prepayment fee.  The note was recorded at a $0.7 million discount as the fair value of the participant’s interest in the property had a fair value less cost to sell of $1.8 million.  The $2.5 million note was paid-in-full in December 2013.  The remaining discount of $0.6 million was recognized in interest expense in the Company’s Statement of Operations for the year ended December 31, 2013.

The annual maturities of note payable as of December 31, 2013 was as follows (in thousands):

Year Ending	Note
December 31,	Payable
2014	324
2015	324
2016	324
2017	324
2018	324
Thereafter	7,380
Total	$9,000

16.    Restructuring Charges, Impairments and Exit Activities

The following provides the change in restructuring and exit activities liabilities at December 31, 2011 and 2012 (in thousands):

	Termination
	Benefits	Contract	Total
	Liability	Liability	Liability
Balance at January 1, 2011	$2,438	5,876	8,314
Expenses incurred	(192)	(1,211)	(1,403)
Amounts paid or amortized	(2,246)	(2,876)	(5,122)
Balance at December 31, 2011	$-	1,789	1,789

Balance at January 1, 2012	$-	1,789	1,789
Expenses recovered	-	-	-
Liability assumed by BB&T	-	(1,774)	(1,774)
Amounts paid or amortized	-	(15)	(15)
Balance at December 31, 2012	$-	-	-

In December 2007, BankAtlantic decided to sell certain properties that it had previously acquired for future store expansion and to terminate or sublease certain back-office operating leases. During the year ended December 31, 2011, BankAtlantic incurred impairment charges and lease termination costs associated with these properties and leases as shown on the above table which are included in discontinued operations in the Company’s Statement of Operations.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no employee termination costs associated with the BB&T Transaction as no employees were terminated by the Company in connection with the consummation of the BB&T Transaction.

17.  Employee Benefit Plans

Defined Contribution 401(k) Plan:

The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

		For the Years Ended December 31,
		2013	2012	2011
Employee salary contribution Limit (1)		$17.5	17.0	16.5
Percentage of salary limitation	%	75	75	75
Total match contribution (2)		$-	-	-
Vesting of employer match		-	-	-

(1)	For the years ended December 31, 2013, 2012 and 2011 employees over 50 were entitled to contribute $23,000, $22,500 and $22,000, respectively.
(2)	The Company did not offer an employer match in any of the years during the three year period ended December 31, 2013.

Defined Benefit Pension Plan:

At December 31, 1998, BankAtlantic froze its defined benefit pension plan (the “Plan").  All participants in the Plan ceased accruing service benefits beyond that date and became vested.  BB&T assumed the pension obligation upon the acquisition of BankAtlantic in the BB&T Transaction as of July 31, 2012.

Amounts recognized in accumulated other comprehensive loss consisted of (in thousands):

	As of December 31,
	2012	2011
Net comprehensive loss	$-	22,428

The change in net comprehensive loss was as follows (in thousands):

	As of December 31,
	2012	2011
Change in comprehensive loss	$22,428	6,576

Included in the gain on the sale of BankAtlantic in discontinued operations in the Company’s Statement of Operations during the year ended December 31, 2012 was $22.4 million of pension losses associated with the under-funded pension plan amount and the unrecognized net losses from pension investments.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Components of net periodic pension expense included in discontinued operations as of December 31, 2011 were as follows (in thousands):

2011
Interest cost on projected benefit obligation	$1,828
Expected return on plan assets	(2,000)
Amortization of unrecognized net gains and losses	1,283
Net periodic pension expense	$1,111

The actuarial assumptions used in accounting for the Plan for the year ended December 31, 2011 were:

2011
Weighted average discount rate used to
determine benefit obligation	4.25%
Weighted average discount rate used to
to determine net periodic benefit cost	5.5%
Rate of increase in future compensation levels	N/A
Expected long-term rate of return	8.5%

Actuarial estimates and assumptions are based on various market factors and are evaluated on an annual basis. The discount rate assumption is based on rates of high quality corporate bonds.  The expected long-term rate of return was estimated using historical long-term returns based on the expected asset allocations.  Participant data was used for the actuarial assumptions for the year ended December 31, 2011.  BankAtlantic contributed $0.3 million and $8.9 million to the BankAtlantic Plan during the years ended December 31, 2012 and 2011.

18.  Commitments and Contingencies

The Company is a lessee under various operating leases for real estate and equipment.  The approximate minimum future rental payments under such leases, as of December 31, 2013, for the periods shown are (in thousands):

Year Ending December 31,	Amount
2014	$2,170
2015	1,670
2016	846
2017	485
2018	186
Thereafter	-
Total	$5,357

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company incurred rent expense, including rent expense related to our discontinued operations, for the periods shown (in thousands):

	As of December 31,
	2013	2012	2011
Rental expense for premises and equipment	$1,039	4,515	8,242

The Company had no commitments to extend credit as of December 31, 2013.

The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of litigation and the ultimate resolution are uncertain and inherently difficult to predict.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of December 31, 2013 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimated. Management currently estimates the aggregate range of reasonably possible losses as $0 to $4.4 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2013. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

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

On May 10, 2013 and again on February 5, 2014, we received notice from BB&T regarding a series of pending and threatened claims asserted against BB&T’s subsidiary, Branch Banking and Trust Company, as successor to BankAtlantic, by certain individuals who purport to have had accounts in their names with BankAtlantic prior to consummation of the sale of BankAtlantic to BB&T.  The claims allege wrongful conduct by BankAtlantic in connection with certain alleged unauthorized transactions associated with their accounts.  BB&T’s notices assert its belief that it may be entitled to indemnification under the BankAtlantic stock purchase agreement with respect to such claims.

The following is a description of certain ongoing or recently concluded litigation matters:

BBX Shareholders Lawsuit Challenging the Merger with BFC

On May 30, 2013, Haim Ronan filed a purported class action against BFC, BBX Merger Sub, BBX Capital and the members of BBX Capital’s board of directors seeking to represent BBX Capital’s shareholders in a lawsuit challenging the currently proposed merger between BFC and BBX Capital. In this action, which is styled Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham, II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC and was filed in the Circuit Court of the 17th Judicial

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Circuit in and for Broward County, Florida, Mr. Ronan asserted as a cause of action that the individual defendants breached their fiduciary duties of care, loyalty and good faith, in part, by failing to obtain a high enough price for the shares of BBX Capital’s Class A Common Stock to be acquired by BFC in the merger. Mr. Ronan also asserted a cause of action against BFC and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. Mr. Ronan is seeking an injunction blocking the proposed merger. On May 31, 2013, in an action styled John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC and filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, John P. Lauterbach filed a purported class action against all of the defendants named in Mr. Ronan’s complaint, challenging the currently proposed merger for substantially the same reasons as set forth in Mr. Ronan’s complaint, but asserting an additional, direct cause of action for breach of fiduciary duties against BFC, Alan B. Levan and John E. Abdo. Mr. Lauterbach also added as defendants Norman H. Becker, who was appointed to BBX Capital’s board of directors on May 7, 2013, as well as Seth M. Wise, who serves as an executive officer and director of BFC and as an executive officer of BBX Capital, and John K. Grelle, who serves as an executive officer of BFC and BBX Capital. On September 4, 2013, the Ronan and Lauterbach actions were consolidated into a single action styled In Re BBX Capital Corporation Shareholder Litigation, with the complaint filed in the Lauterbach action being the operative complaint in the consolidated action. On October 11, 2013, the plaintiffs filed an amended complaint in the consolidated action.  In the amended complaint, which includes the same causes of action set forth in the Lauterbach complaint, the plaintiffs: (i) allege that the merger, including the exchange ratio and other terms and conditions of the merger agreement, is unfair to BBX Capital’s minority shareholders and is the product of unfair dealing on the part of the defendants; (ii) allege that the defendants initiated, timed, negotiated and structured the merger for the benefit of BFC and to the detriment of BBX Capital’s minority shareholders, including that BFC and its and BBX Capital’s management caused BBX Capital to engage in transactions which had the effect of reducing BBX Capital’s intrinsic value; (iii) challenge the independence of the members of BBX Capital’s special committee and the process pursuant to which BBX Capital’s special committee engaged its legal and financial advisors, and negotiated and approved the merger agreement, including limitations on its ability to pursue alternative transactions; (iv) assert that BBX Capital’s shareholders’ rights to appraisal do not constitute an adequate remedy; and (v) allege that this joint proxy statement/prospectus contains material misrepresentations and does not contain adequate disclosure regarding the merger and specifically the value of BBX Capital and the shares of its Class A Common Stock, and fails to provide the plaintiffs and BBX Capital’s minority shareholders the information necessary to determine whether the merger consideration is fair. BFC and BBX Capital believe the claims to be without merit and intend to vigorously defend the action.”

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

Discovery in the action is now closed.  The Court has denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.  The grant of partial summary judgment does not resolve any of the SEC’s claims in its favor; with respect to Mr. Alan Levan’s answer on the July 25, 2007 conference call, the jury will still determine issues relating to materiality and scienter.  Due to the judge’s trial schedule, the case has been continued and is currently on the trial calendar during the two-week period beginning on November 3, 2014.  BBX Capital believes the claims to be without merit and intends to vigorously defend the actions.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

New Jersey Tax Sales Certificates Antitrust Litigation

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly owned subsidiary of CAM, among others as defendants.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction. BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs filed a Consolidated Amended Complaint on January 6, 2014.  BBX Capital believes the claims to be without merit, intends to file a motion to dismiss the Consolidated Amended Complaint and intends to vigorously defend the actions.

19.  Restricted Stock, Common Stock and Common Stock Option Plans

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

BankAtlantic Bancorp Restricted Stock and Stock Option Plans:

The Company has two share-based compensation plans:  the 2001 Amended and Restated Stock Option Plan and the 2005 Restricted Stock and Option Plan.  The maximum term of incentive stock options and non-qualifying stock options issued under each of these plans is ten years.  Vesting is established by the Compensation Committee of the Board of Directors (“the Compensation Committee”) in connection with each grant of options or restricted stock. All directors’ stock options vest immediately.  In 2005, all shares remaining available for grant of new awards under the 2001 stock option plan were canceled.    The 2005 Restricted Stock and Option Plan provides that up to 1,875,000 shares of Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan, and at December 31, 2013 no shares remained available for grants of awards under the 2005 Plan.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s non-vested restricted Class A common share activity:

	Class A	Weighted
	Non-vested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2010	313,780	$7.40
Vested	(87,130)	8.68
Forfeited	(14,750)	6.20
Granted	-	-
Outstanding at December 31, 2011	211,900	6.96
Vested	(142,900)	6.20
Forfeited	(4,000)	6.20
Granted	1,130,406	6.55
Outstanding at December 31, 2012	1,195,406	6.53
Vested	(315,104)	6.52
Forfeited	-	-
Granted	430,000	13.33
Outstanding at December 31, 2013	1,310,302	$8.76

In October 2013, the Board of Directors granted in the aggregate  430,000 shares of Class A restricted common stock (“RSAs”) under the 2005 Restricted Stock and Option Plan to certain of its executive officers.  The grant date fair value was calculated based on the closing price of the Company’s Class A common stock on the grant date. The RSAs vest four years from the grant date or October 8, 2017.  The RSAs had a fair value of $13.33 per share at the grant date

In November 2012, the Company entered into employment agreements with certain of its executive officers.  Pursuant to the terms of their employment agreements, the Company granted in the aggregate  1,130,406 RSAs under the 2005 Restricted Stock and Option Plan.    The grant date fair value was calculated based on the closing price of the Company’s Class A common stock on the grant date. The RSAs vest pro-rata over  a four year period beginning September 30, 2013 and had a fair value of $6.55 per share at the grant date. Upon the lapse of 282,602 RSAs on September 30, 2013, and accordance with the Plan, the Company withheld 114,480 of the underlying shares of Class A Common Stock in order to meet $1.6 million of minimum statutory tax withholding requirements.  The 114,480 shares of Class A Common Stock were retired.

As of December 31, 2013, the total unrecognized compensation cost related to non-vested restricted stock compensation was approximately $10.5 million. The cost of these non-vested RSAs is expected to be recognized over a weighted-average period of approximately 20 months. The fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $4.3 million, $684,000 and $446,000 respectively.    The vesting of 72,400 RSAs was accelerated with respect to employees employed by BankAtlantic at the closing of the BB&T Transaction.  As a consequence, the Company recognized $0.4 million of compensation expense upon the vesting of these RSA’s on July 31, 2012.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s Class A common stock option activity:

		Weighted	Weighted
	Class A	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)
Outstanding at December 31, 2010	116,348	$268.45	3.7
Exercised	-	-
Forfeited	(6,751)	282.05
Expired	(17,367)	254.32
Granted	-	-
Outstanding at December 31, 2011	92,230	277.25	3.1
Exercised	-	-
Forfeited	(55,426)	306.63
Expired	-	-
Granted	-	-
Outstanding at December 31, 2012	36,804	233.00	3.1
Exercised	-
Forfeited	(7,559)	124.57
Expired	(7,963)	185.82
Granted	-	-
Outstanding at December 31, 2013	21,282	$289.17	2.5	$-
Exercisable at December 31, 2013	21,282	$289.17	2.5	$-
Available for grant at December 31, 2013	-

There were no options granted or exercised during each of the years in the three year period ended December 31, 2013.  Upon the consummation of the BB&T Transaction and the transfer of employees to BB&T, options to acquire 55,426 shares of Class A Common Stock were forfeited.

Included in the Company’s Consolidated Statements of Operations in compensation expense was $2.5 million, $1.1 million and $1.1 million of share-based compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively. There was no recognized tax benefit associated with the compensation expense for the years ended December 31, 2013, 2012 and 2011 as it was not more likely than not that the Company would realize the tax benefits associated with the share based compensation expense.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

20.  Earnings per Share

The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2013, 2012 and 2011 (in thousands, except share data).

	For The Years Ended December 31,
	2013	2012	2011
Basic earnings (loss) per share
Numerator:
Continuing operations	$47,660	(28,476)	(59,512)
Less: net loss (income) attributable to
non controlling interest	179	-	(336)
Continuing operation attributable
to BBX Capital Corporation	47,839	(28,476)	(59,848)
Discontinued operations	-	264,238	30,771
Net income (loss)	$47,839	235,762	(29,077)
Denominator:
Basic and diluted weighted average
number of common shares outstanding	15,843,127	15,720,217	14,227,370
Basic earnings (loss) per share from:
Continuing operations	$3.02	(1.81)	(4.21)
Discontinued operations	-	16.81	2.17
Basic earnings (loss) per share	$3.02	15.00	(2.04)

	For the Years Ended December 31,
	2013	2012	2011
Diluted loss per share
Numerator:
Continuing operations	$47,660	(28,476)	(59,512)
Less: net income attributable to
non controlling interest	179	-	(336)
Continuing operation attributable
to BBX Capital Corporation	47,839	(28,476)	(59,848)
Discontinued operations	-	264,238	30,771
Net income (loss)	$47,839	235,762	(29,077)
Denominator:
Basic weighted average number of
common shares outstanding	15,843,127	15,720,217	14,227,370
Stock-based compensation	434,926	-	-
Diluted weighted average
shares outstanding	16,278,053	15,720,217	14,227,370
Diluted earnings (loss) per share from:
Continuing operations	$2.94	(1.81)	(4.21)
Discontinued operations	-	16.81	2.17
Diluted earnings (loss) per share	$2.94	15.00	(2.04)

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options to acquire 21,282,  36,804, and 92,230 shares of Class A common stock were anti-dilutive for the years ended December 31, 2013, 2012 and 2011, respectively.  Outstanding RSAs in the amount of 1,195,406 and 211,900 were anti-dilutive for the years ended December 31, 2012 and 2011, respectively.

21.  Fair Value Measurement

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

There were no assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of December 31, 2013 and 2012.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2013 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant	Total
	As of	for Identical	Other Observable	Unobservable	Impairments (1)
	December 31,	Assets	Inputs	Inputs	For the Year Ended
Description	2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
Loans measured for
impairment using the fair value
of the underlying collateral	$24,167	-	-	24,167	4,639
Impaired real estate held-for-sale and held-for-investment	55,955	-	-	55,955	2,288
Impaired loans held for sale	53,846	-	-	53,846	4,992
Total	$133,968	-	-	133,968	11,919

(1)	Total impairments represent the amount of losses recognized during the year ended December 31, 2013 on assets that were held and measured at fair value as of December 31, 2013.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of December 31, 2013	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value
of the underlying collateral	$24,167	Fair Value of Collateral	Appraisal	$0.1 - 9.0 million ($0.4 million)
Impaired real estate held-for-sale and held-for-investment	55,955	Fair Value of Property	Appraisal	$0.1 - 12.0 million ($1.7 million)
Impaired loans held for sale	53,846	Fair Value of Collateral	Appraisal	$0.1 - 2.2 million ($0.3 million)
Total	$133,968

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2012 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant	Total
	As of	for Identical	Other Observable	Unobservable	Impairments (1)
	December 31,	Assets	Inputs	Inputs	For the Year Ended
Description	2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Loans measured for
impairment using the fair value
of the underlying collateral	$61,528	-	-	61,528	5,700
Impaired real estate held-for-sale and held-for-investment	31,645	-	-	31,645	8,416
Impaired loans held for sale	24,748	-	-	24,748	2,577
Total	$117,921	-	-	117,921	16,693

(1) Total impairments represent the amount of losses recognized during the year ended December 31, 2012 on assets that were held and measured at fair value as of December 31, 2012.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of December 31, 2012	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value
of the underlying collateral	$61,528	Fair Value of Collateral	Appraisal	$0.3 - $11.8 million ($3.2 million)
Impaired real estate held-for-sale and held-for-investment	31,645	Fair Value of Property	Appraisal	$0.2 - $8.9 million ($3.3 million)
Impaired loans held for sale	24,748	Fair Value of Collateral	Appraisal	$0.1 - $3.1 million ($1.2 million)
Total	$117,921

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no material liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of December 31, 2013 and December 31, 2012.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell as the majority of the Company’s loan portfolio are collateral dependent. The fair value of our loans may significantly increase or decrease based on changes in property values as our loans are primarily secured by real estate. The Company primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an estimate of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral, and we may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, we use our judgment on market conditions to adjust the most current appraisal. As a consequence, the calculation of the fair value of the collateral are considered Level 3 inputs. The Company generally recognizes impairment losses based on third party broker price opinions to obtain the fair value of the collateral less cost to sell when impaired homogenous loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discounts rates and foreclosure timeframes and exposure periods.

Impaired Real Estate Held-for-Sale and Held-for-Investment

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

Loans Held-for-Sale

Loans held-for-sale are valued using an income approach with Level 3 inputs as market quotes or sale transactions of similar loans are generally not available.  The fair value is estimated by discounting forecasted cash flows, using a discount rate that reflects the risks inherent in the loans held-for-sale portfolio.  For non-performing loans held-for-sale, the forecasted cash flows are based on the estimated fair value of the collateral less cost to sell adjusted for foreclosure expenses and other operating expenses of the underlying collateral until foreclosure or sale.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Disclosures about Fair Value of Financial Instruments

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	December 31,	December 31,	Assets	Inputs	Inputs
Description	2013	2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing
deposits in banks	$43,138	43,138	43,138	-	-
Loans receivable including loans held for sale, net	126,072	131,853	-	-	131,853
Financial liabilities:
Notes payable	8,579	9,261	-	-	9,261
Notes Payable to related parties	21,662	21,419	-	-	21,419
BB&T preferred interest in FAR	68,517	69,032	-	-	69,032

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount		Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	December 31,	December 31,	Assets	Inputs	Inputs
Description	2012	2012	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing
deposits in banks	$62,873	62,873	62,873	-	-
Loans receivable including loans held for sale, net	317,310	316,075	-	-	316,075
Financial liabilities:
Notes payable	10,301	10,301			10,301
BB&T preferred interest in FAR	196,877	201,099	-	-	201,099

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest-bearing deposits in other banks include $0.5 million of certificates of deposits guaranteed by the FDIC with maturities of less than one year as of December 31, 2012. Due to the FDIC guarantee and the short-term maturity of these certificates of deposit, the fair value of these deposits approximates the carrying value.

Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented by performing and non-performing categories.

The fair value of performing loans is calculated by using an income approach with Level 3 inputs.  The fair value of performing loans is estimated by discounting forecasted cash flows using estimated market discount rates that reflect the interest rate and credit risk inherent in the loan portfolio. Management assigns a credit risk premium and an illiquidity adjustment to these loans based on delinquency status.  The fair value of non-performing collateral dependent loans is estimated using an income approach with Level 3 inputs. The fair value of non-performing loans utilizes the fair value of the collateral adjusted for operating and selling expenses and discounted over the estimated holding period based on the market risk inherent in the property.

The fair value of notes payables, including to related parties, were measured using the income approach with Level 3 inputs obtained by discounting the forecasted cash flows based on estimated market rates.

BB&T’s preferred interest in FAR is considered an adjustable rate debt security.  The fair value of this security is calculated using the income approach with Level 3 inputs.  The fair value was obtained by discounting forecasted cash flows by risk adjusted market interest rate spreads to the LIBOR swap curve.  The market spreads were obtained from reference data in the secondary institutional market place.

22.   Related Parties

The Company, BFC and Bluegreen are entities under common control.  The controlling shareholder of the Company and Bluegreen is BFC.  Shares of BFC’s capital stock representing a majority of the voting power are owned or controlled by the Company’s Chairman and Vice Chairman, both of whom are also executive officers of the Company, executive officers and directors of BFC and directors of Bluegreen. The Company, BFC and Bluegreen share certain office premises and employee services, pursuant to the agreements described below.

In March 2008, BankAtlantic entered into an agreement with BFC to provide information technology support in exchange for monthly payments by BFC to BankAtlantic. In May 2008, BankAtlantic also entered into a lease agreement with BFC under which BFC paid BankAtlantic monthly rent for office space in BankAtlantic’s corporate headquarters.  The Company maintained service agreements with BFC pursuant to which BFC provided human resources, risk management and investor relations services to the Company.  BFC was compensated for these services based on its cost.  During the second quarter of 2010, BankAtlantic and the Parent Company entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned.  BFC was compensated $12,500 per month by each of BankAtlantic and the Parent Company and, if BFC’s efforts result in net recoveries of any non-performing loan or the sale of real estate, it received a fee equal to 1% of the net value recovered. During the years ended December 31, 2012 and 2011, the Company incurred $0.3 million and $0.7 million of real estate advisory service fees under this agreement.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

BFC is reimbursed by the Company based on cost. The Company’s employees are provided health insurance under policies maintained by Bluegreen for which Bluegreen is reimbursed at cost.

The table below shows the effect of these related party agreements and arrangements  on the Company’s consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Other revenues	$431	243	407
Expenses:
Employee compensation
and benefits	(225)	(19)	(51)
Other - back-office support	(200)	(884)	(1,912)
Net effect of affiliate transactions
before income taxes	$6	(660)	(1,556)

As disclosed in Note 2, on October 30, 2013, a newly formed joint venture entity owned 81% by the Company and 19% by BFC completed the Renin Transaction.  Bluegreen funded approximately $9.4 million of the Renin Transaction Consideration in the form of a loan and revolver facility and the remaining Renin Transaction Consideration was funded by BBX Capital and BFC pro rata in accordance with their percentage equity interests.  The Bluegreen loan had an outstanding balance of $9.7 million as of December 31, 2013 and Renin recognized $117,000 of interest expense under the Bluegreen loan.

As disclosed in Note 2, on April 2, 2013, the Company invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The investment was made in connection with Woodbridge’s acquisition of the publicly held shares of Bluegreen. BFC holds the remaining 54% of Woodbridge.  The Company issued to Woodbridge an $11.75 million note payable in connection with the Company’s acquisition of its 46% equity interest in Woodbridge.  During the year ended December 31, 2013, the Company recognized $441,000 of interest expense in connection with the Woodbridge note payable.

The Company, in prior periods, issued options to acquire shares of the Company’s Class A Common Stock and RSAs to employees of BFC. Additionally, with respect to employees of the Company who were transferred to affiliated companies,  the Company has elected, in accordance with the terms of the Company’s stock option plans, not to cancel the stock options held by those former employees.  During the year ended December 31, 2010, the Company granted 15,000 RSAs to BFC employees who performed services for the Company. These stock awards vest pro-rata over a four year period.  There were no options exercised by former employees during the years ended December 31, 2013, 2012 and 2011 and the Company recorded $0,  $19,000 and $51,000 of expenses relating to all options and restricted stock awards held by employees of affiliated companies.   The Company had no outstanding options issued to BFC employees as of December 31, 2013 or 2012.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23.   Segment Reporting

The information provided for Segment Reporting is based on internal reports utilized by management. Results of continuing operations are reported through two reportable segments: BBX and FAR. The BBX reportable segment  includes the results of operations of CAM during the five months ended December 31, 2012 and the year ended December 31, 2013 as well as the activities of BBX Partners.  BBX’s activities subsequent to the consummation of the BB&T Transaction as of July 31, 2012 consists of the activities associated with BBX Capital’s portfolio of loans receivable, real estate properties, and portfolio of charged off loans as well as its investment in Woodbridge. BBX’s activities during the seven months ended July 31, 2012 and the year ended December 31, 2011 consisted of managing a commercial loan portfolio which included construction, residential development, land acquisition and commercial business loans.  The activities of managing the commercial loan portfolios included renewing, modifying, collecting, increasing, extending, refinancing and making protective advances on these loans, as well as managing and liquidating real estate properties acquired through foreclosure.  The FAR reportable segment consists of the activities associated with overseeing the management and monetization of its assets with a view to the repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.

The other column represents the activities of Renin for the two months ended December 31, 2013 and Hoffman’s for the one month ended December 31, 2013.  The amounts are displayed in order to reconcile the reportable segments to the financial statements.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies.  Intersegment transactions are eliminated in consolidation.

Depreciation and amortization consist of: depreciation on properties and equipment, amortization of leasehold improvements, and deferred rent.

Prior to the formation of FAR, the Company had one segment associated with net income from continuing operations.  As such, segment reporting for the year ended December 31, 2011 is not presented in the following tables.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company evaluates segment performance based on segment net income from continuing operations after tax.  The table below is segment information for segment net income from continuing operations for the year ended December 31, 2013 (in thousands):

				Adjusting and
				Elimination	Segment
For the Year Ended:	BBX	FAR	Other	Entries	Total
December 31, 2013:
Revenues	$22,062	16,539	10,266	(209)	48,658
Costs and expenses	(28,906)	(13,654)	(11,245)	209	(53,596)
Recoveries from (provision for) loan losses	34,128	9,737	-	-	43,865
Asset impairments	(219)	(4,489)	-		(4,708)
Equity earnings in Woodbridge	13,461	-	-	-	13,461
Segment income (loss) before income taxes	40,526	8,133	(979)	-	47,680
Provision for income tax	-	20	-	-	20
Net income (loss)	$40,526	8,113	(979)	-	47,660
Total assets	$476,947	166,114	29,192	(241,106)	431,147
Equity method investments
included in total assets	$78,573	-	-	-	78,573
Expenditures for segment assets	$33	232	-	-	265
Depreciation and amortization	$462	476	117	-	1,055

			Adjusting and
			Elimination	Segment
For the Year Ended:	BBX	FAR	Entries	Total
December 31, 2012:
Revenues	$28,268	5,135	(118)	33,285
Costs and expenses	(63,093)	(5,194)	118	(68,169)
Recoveries from (provision for) loan losses	2,163	(4,568)	-	(2,405)
Asset impairments	(8,635)	(1,296)	-	(9,931)
Segment income (loss) before income taxes	(41,297)	(5,923)	-	(47,220)
Provision for income tax	$(16,393)	(2,351)	-	(18,744)
Net income (loss)	$(24,904)	(3,572)	-	(28,476)
Total assets	412,734	296,012	(238,043)	470,703
Expenditures for segment assets	$823	-	-	823
Depreciation and amortization	$315	-	-	315

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

24.  Parent Company Financial Information

Condensed statements of financial condition at December 31, 2013 and 2012 and condensed statements of operations for each of the years in the three year period ended December 31, 2013 are shown below (in thousands):

	As of December 31,
ASSETS	2013	2012
Cash and interest bearing deposits in banks	$30,763	41,251
Investment and advances to subsidiaries	208,764	204,686
Investment in unconsolidated companies	78,573	-
Properties and equipment	909	1,096
Other assets	1,845	1,198
Total assets	$320,854	248,231
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable to related parties	$11,750	-
Other liabilities	6,722	7,907
Total liabilities	18,472	7,907
Stockholders' equity	302,382	240,324
Total liabilities and stockholders' equity	$320,854	248,231

	For the Years Ended December 31,
CONDENSED STATEMENTS OF OPERATIONS	2013	2012	2011
Revenues:
Interest income	$37	26	46
Net loss on sales of assets	-	-	(1,500)
Gain on the sale of BankAtlantic	-	290,642	-
Other	487	380	911
Total revenues	524	291,048	(543)
Costs and expenses
Interest expense - Woodbridge Holdings, LLC	441	-	-
Interest expense junior subordinated debentures	-	9,695	15,572
Selling, general and administrative expenses	22,011	24,011	5,943
Total costs and expenses	22,452	33,706	21,515
Equity earnings in Woodbridge Holdings, LLC	13,461	-	-
(Loss) income before undistributed earnings
of subsidiaries	(8,467)	257,342	(22,058)
Equity in loss from BankAtlantic	-	(13,217)	(1,741)
Equity in income (loss) from other subsidiaries	56,306	(8,363)	(5,278)
Net income (loss)	$47,839	235,762	(29,077)

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED STATEMENTS OF CASH FLOW

	For the Years Ended December 31,
(In thousands)	2013	2012		2011
Operating activities:
Net income (loss)	$47,839	235,762		(29,077)
Adjustment to reconcile net income to net cash
used in operating activities:
Equity in (net income) loss of subsidiaries	(56,306)	21,300		7,274
Net gain on sale of BankAtlantic	-	(290,642)		-
Share-based compensation expense	2,516	1,103		281
Impairments of investment securities	-	-		1,500
Deferred interest on junior subordinated debentures	-	9,961		14,729
Amortization and accretion, net	220	9		793
Gains on securities activities	-	(22)		-
(Decrease) increase in other liabilities	(1,185)	4,607		1,237
Changes in due from BankAtlantic	-	(174)		(296)
(Decrease) increase in other assets	(647)	(1,947)		19
Net cash inflows from the sale of BankAtlantic	-	6,433		-
Net cash used in operating activities	(7,563)	(13,610)		(3,540)
Investing activities:
Net distributions from (Investments in)
consolidated subsidiaries	52,241	103,619		(17,162)
Investment in Woodbridge Holdings, LLC	(60,404)	-		-
Return of Woodbridge Holdings, LLC investment	6,918	-		-
Purchases of properties and equipment	(33)	-		-
Repayment of junior subordinated debentures	-	(51,314)		-
Proceeds from sales of securities	-	32		-
Net cash (used in) provided by investing activities	(1,278)	52,337		(17,162)
Financing activities:
Retirement of Class A Common Stock in connection with share based compensation withholding tax	(1,647)	-		-
Issuance of common stock	-	-		11,000
Net cash (used in) provided by financing activities	(1,647)	-		11,000
(Decrease) increase in cash and cash equivalents	(10,488)	38,727		(9,702)
Cash and cash equivalents at beginning of period	41,251	2,524	-	12,226
Cash and cash equivalents at end of period	$30,763	41,251		2,524

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Years Ended December 31
(In thousands)	2013	2012	2011
Cash paid for:
Interest	$293	51,314	-
Supplementary disclosure of non-cash investing
and financing activities:
Change in accumulated other comprehensive income	13	20,385	(14,297)
Notes payable issued in connection with the investment
in Woodbridge Holdings, LLC	11,750	-	-
Increase in additional paid-in-capital associated
with the investment in Woodbridge Holdings, LLC	13,337	-	-

25. Selected Quarterly Results (Unaudited)

The following tables summarize the Company’s quarterly results of operations for the years ended December 31, 2013 and 2012 (in thousands except share and per share data).

	First	Second	Third	Fourth
2013	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$6,835	6,148	5,658	30,017	48,658
Costs and expenses	10,443	9,290	10,632	23,231	53,596
Equity earnings in Woodbridge Holdings, LLC	-	3,442	8,183	1,836	13,461
Recoveries from (provision for) loan losses	(759)	(172)	4,433	40,363	43,865
Asset (impairments) recoveries	(2,165)	(2,977)	73	361	(4,708)
Income (loss) before income taxes	(6,532)	(2,849)	7,715	49,346	47,680
Net income (loss)	(6,532)	(2,849)	7,695	49,052	47,660
Net income (loss) attributable to
BBX Capital Corporation	$(6,532)	(2,849)	7,695	49,064	47,839

Basic (loss) earnings per share	$(0.41)	(0.18)	0.49	3.07	3.02
Basic weighted average number of common
shares outstanding	15,785,870	15,805,009	15,806,386	15,973,133	15,843,127

Diluted (loss) earnings per share	$(0.41)	(0.18)	0.47	2.94	2.94
Diluted weighted average number of common
shares outstanding	15,785,870	15,805,009	16,525,013	16,664,754	16,278,053

The first quarter of 2013 performance was unfavorably impacted by $2.2 million of asset impairments, $0.8 million provision for loan losses and $2.2 million of professional fees.   The professional fees were primarily legal costs associated with the SEC civil action against BBX Capital and its Chairman, collection litigation fees and foreclosure costs.  The asset impairments resulted primarily from increased lower of cost or fair value adjustments on loans held-for-sale and increased real estate valuation allowances.  The provision for loan losses reflected higher consumer loan allowance for loan losses.

The second quarter of 2013 net loss was favorably impacted by earnings from the Company’s April 2013 investment in Woodbridge. The second quarter asset impairments resulted primarily from the real estate valuation allowances and lower of cost or fair value adjustments on loans held-for-sale.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The third quarter of 2013 net income was significantly impacted by $8.2 million of equity earnings from the Company’s investment in Woodbridge, and $4.5 million of loan loss and asset impairment recoveries compared to valuation allowances and provision for loan losses during prior quarters.

The fourth quarter of 2013 net income was significantly impacted by $42.2 million of loan and $13.6 million of interest income recoveries.  The majority of the recoveries were from two borrowing relationships.  Revenues were also favorably impacted by $10.2 million of sales associated with the Renin and Hoffman’s acquisitions, while costs and expenses increased as a result of $7.9 million of costs of goods sold relating to the sale revenue.

	First	Second	Third	Fourth
2012	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$9,718	8,741	5,851	8,975	33,285
Costs and expenses	21,650	16,904	14,849	14,766	68,169
Recoveries from (provision for) loan losses	765	627	(257)	(3,540)	(2,405)
Asset impairments	(2,005)	(824)	(1,649)	(5,453)	(9,931)
Loss before taxes from continuing operations	(13,172)	(8,360)	(10,904)	(14,784)	(47,220)
Net loss from continuing operations	(13,172)	(8,360)	1,608	(8,552)	(28,476)
Discontinued operations	(1,036)	(3,947)	275,454	(6,233)	264,238
Net (loss) income	$(14,208)	(12,307)	277,062	(14,785)	235,762
Net (loss) income attributable to
BBX Capital Corporation	$(14,208)	(12,307)	277,062	(14,785)	235,762
Basic and diluted (loss) per share from
continuing operations	$(0.84)	(0.53)	0.10	(0.54)	(1.81)
Basic and diluted (loss) earnings per share
from discontinued operations	(0.07)	(0.25)	17.49	(0.39)	16.81
Basic and diluted (loss) earnings per share	$(0.91)	(0.78)	17.59	(0.94)	15.00
Basic weighted average number
of common shares outstanding	15,659,257	15,700,108	15,748,113	15,702,660	15,720,217

The first quarter of 2012 net loss from continuing operations was unfavorably impacted by professional fees in connection with the TruPS related litigation in Delaware associated with the BB&T Transaction. The increase in professional fees were partially offset by lower selling, general and administrative expenses  reflecting the reduction in personnel and the consolidation of back-office operations in anticipation of the BB&T Transaction.

The first quarter of 2012 loss from discontinued operations was favorably impacted by a significant decline in the provision for residential loan losses reflecting an improved loss experience compared to 2011.

The second quarter of 2012 net loss from continuing operations reflects recoveries for loan losses resulting primarily from lower charge-offs and the slowing in the amount of commercial loans migrating to a delinquency status.

The second quarter of 2012 loss from discontinued operations was unfavorably impacted by declines in net interest income and overdraft fees.  The decline in net interest income resulted primarily from a significant reduction in earning assets and an increasing proportion of investments in low yielding cash balances.  The decline in deposit fees reflected lower overdraft fees.

The third quarter of 2012 net loss from continuing operations was unfavorably impacted by $3.6 million of executive management bonuses and a decline in interest income reflecting the acquisition of commercial loans by BB&T upon the sale of BankAtlantic pursuant to the BB&T Transaction.  Interest expense was favorably impacted by the assumption of the TruPS by BB&T partially offset by the interest expense recognized with respect to the priority return associated with BB&T’s preferred membership interest in FAR.  Operating expenses were also unfavorably impacted by higher professional fees associated with the now resolved Delaware TruPS litigation and the civil action filed by the SEC against BBX Capital and its Chairman.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The third quarter of 2012 gain from discontinued operations reflects a $290.6 million gain associated with the consummation of the BB&T Transaction.

The fourth quarter of 2012 net loss from continuing operations was unfavorably impacted by net charge-offs of $6.0 million in the Company’s loan portfolio due to updated valuations on non-performing loans and $4.8 million of real estate impairment charges. The above loan and real estate owned impairments were partially offset by $5.6 million of gains on sales of real estate.

The fourth quarter of 2012 net loss from discontinued operations resulted primarily from the intraperiod tax allocation from discontinuing operations to continuing operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL   DISCLOSURE

   None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2013, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors and all improper conduct.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of any control system is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any such design will succeed in achieving its stated goals under all potential future conditions.

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

Scope of Management’s Report on Internal Control Over Financial Reporting

Management has excluded Renin Holdings LLC and its subsidiaries (“Renin”) and Hoffman’s chocolates and its subsidiaries (“Hoffman’s”) from its assessment of internal control over financial reporting as of December 31, 2013.  We acquired these businesses during the fourth quarter of 2013 and our management has not conducted an assessment of the acquired businesses’ internal control over financial reporting.   Renin’s total revenues and total assets represent 19% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013. Hoffman’s total revenues and total assets represent 2% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Certified Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2013 and 2012.

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2013.

Consolidated Statements of  Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2013.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2013.

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
2.1 2.2 3.1

Purchase Agreement, dated April 2, 2013 by and among Woodbridge Holdings, LLC, BBX Capital Corporation and BFC Financial Corporation

Agreement and Plan of Merger, dated as of May 7, 2013, by and among BFC Financial Corporation, BBX Merger Sub, LLC and the Com

Restated Articles of Incorporation

Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2013.

Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on May 13, 2013.

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
3.6 3.7 3.8 3.9

Articles of Amendment to the Restated

Articles of Incorporation of BankAtlantic

Bancorp, Inc.

Articles of Amendment to the Restated Articles of Incorporation, effective July 31, 2012

Articles of Amendment to the Restated Articles of Incorporation, effective February 7, 2013

Amended and Restated Bylaws

Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 11, 2011.

Appendix D to the Registrant’s Definitive Information Statement on Schedule 14C, filed on April 12, 2012

Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 7, 2013.

Amendment No. 1 to Form 10-K for the year ended December 31, 2007, filed on April 29, 2008.

4.1 4.2

Rights Agreement, dated February 7, 2013, between BBX Capital Corporation and American Stock Transfer & Trust Company, LLC

Amendment No. 1 to Rights Agreement, dated as of May 7, 2013, between the Company and American Stock Transfer & Trust Company, LLC

Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 7, 2013. Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on May 13, 2013.
10.2 10.38	2005 Restricted Stock and Option Plan Amended and Restated BankAtlantic Bancorp 2001 Option Plan*	Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed on April 29, 2009 Appendix B to the Registrant’s Definitive Proxy Statement filed on April 18, 2002.

10.46	Non-employee Director Compensation Plan for 2005	Exhibit 10.1 to the Registrant’s Form 8-K Filed on May 23, 2005.
10.52	Agreement and Plan of Merger between Stifel Financial Corp and BankAtlantic Bancorp, Inc.	Exhibit 10.5 to the Registrant’s Form 8-K filed on January 12, 2007.
10.54 10.55 10.56 10.57 10.58 10.59 10.60 10.61 10.62 10.63 10.64

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

Stock Purchase Agreement Dated as of November 1, 2011 Between BB&T Corporation and BankAtlantic Bancorp, Inc.

Amendment to the Stock Purchase Agreement

Amended and Restated Limited Liability Agreement of Florida Asset Resolution Group, LLC

Omnibus Asset Servicing Agreement with Bayview Loan Servicing Inc.

Promissory Note dated April 2, 2013 issued by BBX Capital Corporation in favor of Woodbridge Holdings, LLC

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

Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012.

Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012.

Exhibit 10.1 to the Registrant’s current report on Form 8-K dated November 1, 2012 filed on November 7, 2011.

Exhibit 2.2 to the Registrant’s current report on Form 8-K dated March 13, 2012 and filed on March 16, 2012.

Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C, filed on April 12, 2012

Form 10-K for the year ended December 31, 2012 filed on April 1, 2013.

Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2013.

10.65 21.1	Amended and Restated Operating Agreement of Woodbridge Holdings, LLC Subsidiaries of the Registrant	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2013. Filed with this Report
23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report.
32.2 101	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Interactive data files	Furnished with this Report.

*Compensatory Plan

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBX Capital Corporation

March 17, 2014By:/s/Alan B. Levan

Alan B. Levan, Chairman of the Board,

and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Alan B. Levan	Chairman of the Board and Chief Executive Officer	3/17/2014
Alan B. Levan
/s/John E Abdo	Vice Chairman of the Board	3/17/2014
John E. Abdo
/s/John K. Grelle	Executive Vice President and Chief Financial Officer	3/17/2014
John K. Grelle
/s/David M. Friedman	Managing Director, Chief Accounting Officer	3/17/2014
David M. Friedman
/s/Seth M. Wise	Executive Vice President	3/17/2014
Seth M. Wise
/s/Steven M. Coldren	Director	3/17/2014
Steven M. Coldren
/s/Bruno L. Di Giulian	Director	3/17/2014
Bruno L. Di Giulian
/s/Charlie C. Winningham, II	Director	3/17/2014
Charlie C. Winningham, II
/s/Jarett S. Levan	Director and President	3/17/2014
Jarett S. Levan
/s/Norman H. Becker	Director	3/17/2014
Norman H. Becker
/s/Willis N. Holcombe	Director	3/17/2014
Willis N. Holcombe
/s/Tony P. Segreto	Director	3/17/2014
Tony P. Segreto