Form 10-Q
period 2014-03-31
BBX CAPITAL CORP
filed 2014-05-12
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission files number     001-13133

BBX CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0507804 (I.R.S. Employer Identification No.)
401 East Las Olas Boulevard Suite 800 Fort Lauderdale, Florida (Address of principal executive offices)	33301 (Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Small reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] YES   [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Title of Each Class	Outstanding at May 5, 2014
Class A Common Stock, par value $0.01 per share	17,088,390
Class B Common Stock, par value $0.01 per share	195,045

TABLE OF CONTENTS
		Page
Part I.	FINANCIAL INFORMATION

Reference

Item 1.	Financial Statements	3-35

	Consolidated Statements of Financial Condition - March 31, 2014 and December 31,	3
	2013 - Unaudited

	Consolidated Statements of Operations - For the Three Months Ended	4
	March 31, 2014 and 2013 - Unaudited

	Consolidated Statements of Comprehensive Income (Loss) - For the Three Months	5
	Ended March 31, 2014 and 2013 - Unaudited

	Consolidated Statements of Total Equity - For the Three	6
	Months Ended March 31, 2014 and 2013 - Unaudited

	Consolidated Statements of Cash Flows - For the Three Months Ended March 31,	7
	2014 and 2013 - Unaudited

	Notes to Consolidated Financial Statements - Unaudited	8-35

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	36-52

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52

Item 4.	Controls and Procedures	52

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors	53

Item 6.	Exhibits	53

	Signatures	54

3

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION-UNAUDITED

	March 31,	December 31,
(In thousands, except share data)	2014	2013
ASSETS
Cash and interest bearing deposits in banks ($2,645 and $8,686 in Variable Interest Entities ("VIE"))	$32,919	43,138
Loans held for sale ($50,716 and $53,846 in VIE)	50,716	53,846
Loans receivable, net of allowance for loan losses of $1,588 and $2,713 ($44,587 and $56,170, net of allowance of $1,588 and $1,759 in VIE)	59,573	72,226
Real estate held for investment ($25,248 and $15,836 in VIE)	108,430	107,336
Real estate held for sale ($20,043 and $23,664 in VIE)	33,444	33,971
Investment in unconsolidated real estate joint ventures	3,346	1,354
Investment in Woodbridge Holdings, LLC	84,795	78,573
Properties and equipment, net ($7,814 and $7,899 in VIE)	14,651	14,824
Inventories	10,214	9,155
Goodwill and other intangible assets	4,355	2,686
Other assets ($2,096 and $2,413 in VIE)	14,452	14,038
Total assets	$416,895	431,147
LIABILITIES AND EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC ($54,504 and $68,517 in VIE)	$54,504	68,517
Notes payable to related parties	22,012	21,662
Notes payable	9,448	9,034
Other liabilities ($12,010 and $12,355 in VIE)	25,247	28,368
Total liabilities	111,211	127,581
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Class A common stock, $.01 par value, authorized 25,000,000
shares; issued and outstanding 15,810,588 and 15,778,088 shares	158	158
Class B common stock, $.01 par value, authorized 1,800,000
shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	346,155	345,300
Accumulated deficit	(41,733)	(43,091)
Accumulated other comprehensive income	37	13
Total BBX Capital Corporation shareholders' equity	304,619	302,382
Noncontrolling interest	1,065	1,184
Total equity	305,684	303,566
Total liabilities and equity	$416,895	431,147

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands, except share and per share data)	2014	2013
Revenues:
Sales	$16,867	-
Interest income	1,776	3,045
Net (losses) gains on the sales of assets	(49)	2,062
Income from real estate operations	1,493	1,236
Other	1,041	492
Total revenues	21,128	6,835
Costs and expenses:
Cost of goods sold	12,101	-
BB&T's priority return in FAR distributions	331	1,013
Interest expense	496	169
Real estate operating expenses	1,553	1,076
Selling, general and administrative expenses	11,507	8,185
Total costs and expenses	25,988	10,443
Equity earnings in Woodbridge Holdings, LLC	6,222	-
Recoveries from (provision for) loan losses	1,248	(759)
Asset impairments, net	(1,319)	(2,165)
Income (loss) from continuing operations before income taxes	1,291	(6,532)
Provision for income taxes	-	-
Net income (loss)	1,291	(6,532)
Less: net loss attributable to non-controlling interest	67	-
Net income (loss) attributable to BBX Capital Corporation	$1,358	(6,532)
Basic earnings (loss) per share	$0.08	(0.41)
Diluted earnings (loss) per share	$0.08	(0.41)
Basic weighted average number of common
shares outstanding	15,985,772	15,785,870
Diluted weighted average number of common and
common equivalent shares outstanding	16,698,628	15,785,870

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands, except share and per share data)	2014	2013
Net income (loss)	$1,291	(6,532)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	30	-
Comprehensive income (loss)	1,321	(6,532)
Less: net loss attributable to non-controlling interest	67	-
Foreign currency translation adjustments attributable to non-controlling interest	(6)	-
Total comprehensive income (loss) attributable to BBX Capital Corporation	$1,382	(6,532)

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 - UNAUDITED

				Accumulated
		Additional		Other	BBX Capital	Non-
	Common	Paid-in	(Accumulated	Comprehensive	Corporation	Controlling	Total
(In thousands)	Stock	Capital	Deficit)	Income	Equity	Interest	Equity
BALANCE, DECEMBER 31, 2012	$157	331,097	(90,930)	-	240,324	-	240,324
Net loss	-	-	(6,532)	-	(6,532)	-	(6,532)
Share based compensation expense	-	560	-	-	560	-	560
BALANCE, MARCH 31, 2013	$157	331,657	(97,462)	-	234,352	-	234,352

BALANCE, DECEMBER 31, 2013	$160	345,300	(43,091)	13	302,382	1,184	303,566
Net income	-	-	1,358	-	1,358	(67)	1,291
Noncontrolling interest distributions	-	-	-	-	-	(157)	(157)
Noncontrolling interest contributions	-	-	-	-	-	99	99
Other comprehensive income	-	-	-	24	24	6	30
Share based compensation expense	-	855	-	-	855	-	855
BALANCE, MARCH 31, 2014	$160	346,155	(41,733)	37	304,619	1,065	305,684

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands)	2014	2013
Net cash used in operating activities	$(7,710)	(4,485)
Investing activities:
Proceeds from redemption of tax certificates	321	812
Purchase of tax certificates	-	(31)
Net repayments of loans	5,605	30,789
Additions to real estate	(193)	-
Proceeds from sales of real estate	4,852	14,256
Proceeds from the contribution of real estate to unconsolidated real estate joint ventures	2,880	-
Purchases of office property and equipment	(14)	(27)
Investments in unconsolidated real estate joint ventures	(72)	(1,300)
Net cash outflow from acquisition	(1,900)	-
Net cash provided by investing activities	11,479	44,499
Financing activities:
Repayment of notes payable	(267)	-
Repayments of notes payable to related parties	(250)	-
Proceeds from notes payable to related parties	600	-
Repayment of BB&T preferred interest in FAR, LLC	(14,013)	(32,807)
Noncontrolling interest contributions	99	-
Noncontrolling interest distributions	(157)	-
Net cash used in financing activities	(13,988)	(32,807)
(Decrease) increase in cash and cash equivalents	(10,219)	7,207
Cash and cash equivalents at the beginning of period	43,138	62,377
Cash and cash equivalents at end of period	$32,919	69,584
Cash paid for:
Interest paid	$765	1,098
Supplementary disclosure of non-cash investing and
financing activities:
Loans and tax certificates transferred to real estate held for investment or real estate held-for-sale	12,406	8,023
Real estate held-for-investment transferred to investment in real estate joint ventures	1,920	-
Change in accumulated other comprehensive income	30	-

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

1.  Presentation of Interim Financial Statements

Basis of Financial Statement Presentation – BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) together with its subsidiaries is referred to herein as “the Company”, “we”, “us,” or “our” and is referred to herein without its subsidiaries as the “Parent Company” or “BBX Capital”. BBX Capital was organized under the laws of the State of Florida in 1994. We are involved in the ownership, financing, acquisition, development and management of real estate and real estate related assets, and we are also involved in the investment in or acquisition of operating businesses.

In April 2013, BBX Capital acquired a 46% equity interest in Woodbridge Holdings, LLC (“Woodbridge”).  Woodbridge’s principal asset is its ownership of Bluegreen Corporation and its subsidiaries (“Bluegreen”).  Bluegreen is a vacation ownership company with over 60 owned or managed resorts and 225,000 owners of vacation ownership interests.  BFC Financial Corporation (“BFC”), the controlling shareholder of the Company, owns the remaining 54% of Woodbridge (see Note 2 Investment in Woodbridge Holdings, LLC).

In October 2013, Renin Holdings, LLC (“Renin”), a newly formed joint venture owned 81% by BBX Capital and 19% by BFC, acquired substantially all of the assets and certain liabilities of Renin Corp. (“the Renin Transaction”).  Renin Corp. manufactures interior closet doors, wall décor, hardware and fabricated glass products. Renin is headquartered in Canada and has four manufacturing, assembly and distribution facilities in Canada, the United States and the United Kingdom.

In December 2013, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), a wholly-owned subsidiary of BBX Capital, acquired the outstanding equity interest in Hoffman’s Chocolates and its subsidiaries Boca Bons, LLC and S&F Good Fortunes, LLC (collectively, “Hoffman’s”).  Hoffman’s is a manufacturer of gourmet chocolates, with four retail locations in South Florida.

In January 2014, BBX Sweet Holdings acquired Williams & Bennett, a Florida based manufacturer of quality chocolate products.  The fair value of the identifiable net assets acquired was $2.1 million which included $1.5 million of other intangible assets, $1.1 million of inventory and $0.7 million of liabilities assumed.

The Company has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. BFC currently owns 100% of the Company’s Class B common stock and 51% of the Company’s outstanding Class A common stock resulting in BFC owning 52% of the Company’s aggregate outstanding common stock and 72% of the voting power of the Company’s common stock. The percentage of total common equity represented by Class A and Class B common stock was 99% and 1% at March 31, 2014, respectively. The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 97,523 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis.

In May 2013, BBX Capital entered into a definitive merger agreement (the “Merger Agreement”) with BFC and BBX Merger Sub, LLC, a newly formed wholly owned subsidiary of BFC (“Merger Sub”). The Merger Agreement provides for BBX Capital to merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company of the Merger and a wholly owned subsidiary of BFC. Under the terms of the Merger Agreement, which was approved by a special committee comprised of the Company’s independent directors (the “Special Committee”) as well as the full boards of directors of both BFC and the Company, the Company’s shareholders (other than BFC and shareholders of the Company who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of the Company’s Class A Common Stock that they hold at the effective time of the Merger (as such exchange ratio may be adjusted in accordance with the terms of the Merger Agreement, the “Exchange Ratio”). Each option to acquire shares of the Company’s Class A Common Stock that is outstanding at the effective time of the Merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, each share of the Company’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the Merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

effect at the effective time of the Merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio. The Merger Agreement was approved by the Company’s shareholders and by BFC’s shareholders on April 29, 2014. Consummation of the Merger is subject to certain closing conditions, including, without limitation, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the Merger, holders of not more than 10% of the Company’s Common Stock exercising appraisal rights, and the absence of any “Material Adverse Effect” (as defined in the Merger Agreement) with respect to either the Company or BFC.

BBX Capital’s principal asset until July 31, 2012 was its ownership of BankAtlantic and its subsidiaries (“BankAtlantic”).  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida and provided traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida.  On November 1, 2011, the Company entered into a definitive agreement to sell BankAtlantic to BB&T Corporation (“BB&T”), which   agreement was amended on March 13, 2012 (“the Agreement”).  On July 31, 2012, BBX Capital completed the sale to BB&T of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described herein are collectively referred to as the “BB&T Transaction”). Pursuant to the terms of the Agreement, prior to the closing of the BB&T Transaction, BankAtlantic formed two wholly-owned subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”).  BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and real estate that had an aggregate carrying value on BankAtlantic’s Balance Sheet of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to the Company.  At the closing of the BB&T Transaction, the Company transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of the Company’s $285.4 million in principal amount of outstanding trust preferred securities (“TruPS”) obligations, as described in further detail below. The Company continues to hold the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company agreement of FAR, which was entered into by the Company and BB&T at the closing, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and the Company will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. The Company entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years. BB&T’s preferred interest in FAR as of March 31, 2014 had been reduced through cash distributions to $54.5 million.

Prior to the closing of the BB&T Transaction, BankAtlantic contributed approximately $82 million in cash to CAM and certain non-performing commercial loans, commercial real estate and previously written-off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $125 million as of July 31, 2012.  CAM assumed all liabilities related to these assets.  Prior to the closing of the BB&T Transaction, BankAtlantic distributed all of the membership interests in CAM to the Company. CAM remains a wholly-owned subsidiary of the Company.

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

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of the Company's consolidated financial condition at March 31, 2014, the consolidated results of operations and consolidated statement of comprehensive income for the three months ended March 31, 2014 and 2013, and the consolidated total equity and cash flows for the three months ended March 31, 2014 and 2013.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results of operations that may be expected for the subsequent interim periods during 2014 or for the year ended December 31, 2014.  The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2014.

The Company follows the equity method of accounting to record its investments in real estate joint ventures in which it has the ability to significantly influence the decisions of the joint venture and to record its investment in variable interest entities in which it is not the primary beneficiary. Under the equity method, an investment is shown on the Statement of Financial Condition of an investor as a single amount and an investor’s share of earnings or losses from its investment is shown in the Statement of Operations as a single amount.  The investment is initially measured at cost and adjusted for the investor’s share of the earnings or losses of the investee as well as dividends received from the investee.  The investor recognizes its share of the earnings or losses of the investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend.

Goodwill and other intangible assets consisted of $0.3 million of goodwill acquired in the Williams & Bennett acquisition, and $4.1 million of other identifiable intangible assets including trade names, customer relationships and lease premiums acquired in connection with the Renin Transaction and the Hoffman’s and Williams & Bennett acquisitions.

Goodwill is recorded at the acquisition date of a business.  Annually, goodwill is assessed for qualitative factors to determine whether it is necessary to perform a goodwill impairment test.   Goodwill testing is a two-step process.  The first step of the goodwill impairment test is used to identify potential impairment. This step compares the fair value of a reporting unit with its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is considered not impaired and the second step of the impairment test is not necessary. If the fair value of the reporting unit is less than the carrying value, then the second step of the test is used to measure the amount of goodwill impairment, if any, in the reporting unit. This step compares the current implied goodwill in the reporting unit to its carrying amount. If the carrying amount of the goodwill exceeds the implied goodwill, impairment is recorded for the excess. The implied goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined.

The trade names, customer relationship and lease premium intangible assets were initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives which are generally twenty years for trade names, ten years for customer relationships and over the remaining lease term for lease premiums. Intangible assets are reviewed for impairment at least on an annual basis or at interim periods if events occur subsequent to the annual test date that would result in a decline in the fair value of the intangible assets.  The impairment test compares the fair value of the intangible asset with the carrying value.  If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in the amount of the excess carrying amount.

New Accounting Pronouncements:

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

Update Number 2014-08 – Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity - (Topic 360 and Topic 205).  This update changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations and the disposal of individually significant disposals that do not qualify for discontinued operations presentation in the financial statements.  This update is effective for annual periods beginning after December 15, 2014 and interim periods within annual periods beginning on or after December 15, 2015.  The adoption of this update is not currently expected to have a material effect on the Company’s financial statements.

Update Number 2014-04 – Receivables - (Topic 310-40):  Troubled Debt Restructurings by Creditors.  This update provides guidance on when a creditor should derecognize a consumer mortgage loan and recognize a foreclosed asset upon taking physical possession of residential real property collateralizing a consumer mortgage loan. A creditor is considered to have received physical possession of residential real property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  This update is effective for annual and interim periods beginning after December 15, 2014.  The Company does not believe that this update will have a material impact on its financial statements.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

Liquidity Considerations

The Company’s cash was $28.8 million at March 31, 2014. This does not include $2.5 million, $0.9 million and $0.7 million of cash held in FAR, Renin and BBX Sweet Holdings, respectively.  The Company had $3.3 million of current liabilities as of March 31, 2014.  The Company’s principal source of liquidity is its cash holdings, funds obtained from payments on and sales of its loans, loan payoffs, sales of real estate, income from income producing real estate, and distributions received from FAR and Woodbridge. While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to the Company. The balance of BB&T’s preferred membership interest in FAR was approximately $54.5 million at March 31, 2014.  Based on current and expected liquidity needs and sources, the Company expects to be able to meet its liquidity needs over the next twelve months.

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

The following are the adjustments to the investment in Woodbridge under the equity method for the three months ended March 31, 2014 (in thousands):

Investment in Woodbridge - December 31, 2013	$78,573
Equity earnings in Woodbridge	6,222
Dividends received from Woodbridge	-
Investment in Woodbridge - March 31, 2014	$84,795

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

The condensed Statements of Financial Condition as of the dates indicated of Woodbridge Holdings, LLC were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Assets
Cash and restricted cash	$218,494	224,104
Notes receivable, net	442,906	467,319
Inventory of real estate	207,801	204,256
Intangible assets	64,084	64,142
Other assets	160,952	126,494
Total assets	$1,094,237	1,086,315
Liabilities and Equity
Accounts payable, accrued liabilities and other	$117,189	116,956
Deferred tax liabilities, net	85,844	76,726
Notes payable	518,946	537,500
Junior subordinated debentures	148,072	147,431
Total liabilities	870,051	878,613
Total Woodbridge members' equity	183,507	169,981
Noncontrolling interest	40,679	37,721
Total equity	224,186	207,702
Total liabilities and equity	$1,094,237	1,086,315

The condensed Statement of Operations of Woodbridge Holdings, LLC for the three months ended March 31, 2014 is as follows (in thousands):

For the Three
Months Ended
March 31, 2014
Total revenues	$129,920
Total costs and expenses	104,933
Other income	688
Income from continuing operations before taxes	25,675
Provision for income taxes	9,145
Income from continuing operations	16,530
Loss from discontinued operations, net of tax	(46)
Net income	16,484
Net income attributable to noncontrolling interest	(2,958)
Net income attributable to Woodbridge	13,526
BBX Capital equity interest in Woodbridge	46%
Equity earnings in Woodbridge	$6,222

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

3.  Consolidated Variable Interest Entities

FAR

In consideration for BB&T assuming BBX Capital’s $285.4 million in principal amount of TruPS in connection with the sale of BankAtlantic, BB&T received from BBX Capital at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR (Class A Units in FAR) which it will hold until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum. At that time, BBT’s interest in FAR will terminate, and BBX Capital, which initially holds the remaining 5% of the Class A Units and 100% of the Class R units will thereafter be the sole member of FAR and be entitled to any and all residual proceeds.  FAR’s assets were expected to be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BBX Capital provided BB&T with an incremental $35 million guarantee to further support BB&T’s recovery within seven years of the $285 million preference amount. At March 31, 2014, BB&T’s preferred interest in FAR had been reduced to approximately $54.5 million.

BBX Capital’s variable interests in FAR include its 5% preferred membership interest in the cash flows of FAR, rights to all residual cash flows after satisfaction of the preferred membership interests, and the incremental $35 million guarantee issued to BB&T. CAM also services approximately $13.0 million of FAR commercial loans and has a right of first refusal to acquire certain FAR commercial loans. CAM is entitled to purchase certain commercial loans on a basis established in FAR’s operating agreement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

The carrying amount of the assets and liabilities of FAR and the classification of these assets and liabilities in the Company’s Statement of Financial Condition was as follows (in thousands):

	March 31,	December 31,
	2014	2013
Cash and interest bearing deposits in banks	$2,454	8,388
Loans held for sale	50,716	53,846
Loans receivable, net	44,587	56,170
Real estate held-for-investment	24,821	15,509
Real estate held-for-sale	20,043	23,664
Properties and equipment, net	7,814	7,899
Other assets	2,096	2,413
Total assets	$152,531	167,889
BB&T preferred interest in FAR, LLC	$54,504	68,517
Other liabilities	12,000	12,343
Total liabilities	$66,504	80,860

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

BBX Capital’s maximum loss exposure in FAR if all of FAR’s assets were deemed worthless would have been $121 million as of March 31, 2014, consisting of a loss of $86 million of net assets, and the $35 million incremental guarantee in favor of BB&T.

JRG/BBX Development, LLC (“North Flagler”)

An indirect wholly-owned subsidiary of BBX Capital entered into the North Flagler joint venture with JRG USA, and in connection with the formation of the joint venture JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre real estate parcel overlooking the Intracoastal Waterway in West Palm Beach Florida and we invested $0.5 million of cash.  This joint venture is seeking to expand land entitlements and is currently working to amend the current zoning designation and increase the parcel’s residential height restrictions with a view to increasing the value of the parcel.  We are entitled to receive 80% of any joint venture distributions until we recover our capital investment and then will be entitled to receive 70% of any joint venture distributions thereafter.  We are the managing member and have control of all aspects of the operations of the joint venture.

The Company analyzed North Flagler’s operating agreement and determined that we are the primary beneficiary of the joint venture and therefore should consolidate North Flagler in our financial statements. This conclusion was based primarily on the determination that the Company absorbs 80% of the losses, is entitled to 70% of the profits and controls all aspects of North Flagler’s operations.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

The carrying amount of the assets and liabilities of North Flagler and the classification of these assets and liabilities in the Company’s Statement of Financial Condition was as follows (in thousands):

	March 31,	December 31,
	2014	2013
Cash and interest bearing deposits in banks	$191	298
Real estate held-for-investment	427	327
Total assets	$618	625
Other liabilities	$(10)	(12)
Noncontrolling interest	$(135)	(135)

BBX Capital’s maximum loss exposure in North Flagler if all of North Flagler’s assets were deemed worthless would have been $473,000 as of March 31, 2014.

4.  Equity Investments in Unconsolidated Real Estate Joint Ventures

The Company had the following equity investments in unconsolidated real estate joint ventures (in thousands):

	March 31,	December 31,
	2014	2013
Altis at Kendall Square, LLC	$1,300	1,300
New Urban/BBX Development, LLC	69	54
PGA Design Center Holdings, LLC	1,977	-
Total equity investments in unconsolidated real estate joint ventures	$3,346	1,354

Altis at Kendall Square, LLC (“Kendall Commons”)

In March 2013, the Company invested $1.3 million in a joint venture to develop 321 apartment units.  The Company is entitled to receive 13% of the joint venture distributions until a 15% internal rate of return has been attained and then the Company will be entitled to receive 9.75% of any joint venture distributions thereafter.

The Company analyzed the amended and restated operating agreement of Kendall Commons and determined that we are not the primary beneficiary and therefore the investment in the real estate joint venture is accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that the Company only has limited protective rights under the operating agreement, is not the manager of the joint venture and the manager of the joint venture is entitled to 83% of the joint venture’s distributions.

New Urban/BBX Development, LLC (“Village at Victoria Park”)

In December 2013, the Company entered into a joint venture agreement with New Urban Communities to develop 2 acres of vacant land located near downtown Fort Lauderdale, Florida as 30 single-family homes.  The closing of the joint venture was subject to obtaining third party acquisition, development and construction financing.  The Company and New

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

Urban Communities each have a 50% membership interest in the joint venture and New Urban Communities serves as the developer and the manager.  The Company’s investment in the joint venture as of March 31, 2014 represented its share of joint venture expenses for surveying, zoning and architectural fees associated with the development of the project.

In April 2014, the joint venture executed an acquisition, development and construction loan with a financial institution and the Company and New Urban Communities each contributed $692,000 to the joint venture as a capital contribution. The joint venture purchased the two acre site from the Company for $3.6 million consisting of $1.8 million in cash (less $0.2 million in selling expenses) and a $1.6 million promissory note.  The promissory note bears interest at 8% per annum and is subordinated to the financial institution acquisition, development and construction loan.  The carrying value of the two acre parcel as of March 31, 2014 was $0.9 million.

The Company analyzed the Village at Victoria Park’s operating agreement and determined that we are not the primary beneficiary and therefore the investment in the real estate joint venture will be accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that New Urban Communities has the power to direct activities of the joint venture that most significantly affect the joint venture’s performance as it is the developer and manager of the project.  Additionally, New Urban Communities also receives significant benefits from the joint venture in excess of its 50% membership interest in the form of development and administrative fees.

PGA Design Center Holdings, LLC (“PGA Design Center”)

In December 2013, the Company purchased a commercial property with three existing buildings consisting of 145,000 square feet of mainly furniture retail space for $6.1 million.  In January 2014, the Company entered into a joint venture with Stiles Development, in connection with the formation of the joint venture, the Company sold the commercial property to the joint venture in exchange for $2.9 million in cash and a 40% interest in the joint venture with a carrying amount of $1.9 million at March 31, 2014.  The joint venture intends to seek governmental approvals to change the use of a portion of the property from retail to office and subsequently sell or lease the property.   The property contributed to the joint venture excluded certain residential development entitlements valued at $1.2 million which were transferred to adjacent parcels owned by the Company.

   The Company analyzed the PGA Design Center’s operating agreement and determined that we are not the primary beneficiary and therefore the investment in the real estate joint venture was accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that Stiles Development has a 60% interest in the joint venture and is also the managing member.  As such, Stiles Development is the joint venture member that has the majority of the power to direct the activities of the joint venture that most significantly impact its economic performance and through its 60% membership interest has the obligation to absorb the majority of the losses and the right to receive the majority of the benefits of the joint venture.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

5.  Loans Held-for-Sale

Loans held-for-sale were as follows (in thousands):

	March 31,	December 31,
	2014	2013
Residential	$36,339	38,223
First-lien consumer	4,737	4,176
Small business	9,640	11,447
Total loans held-for-sale	$50,716	53,846

Loans held-for-sale are reported at the lower of cost or fair value. The Company transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  The Company transfers loans previously held-for-sale to loans held-for-investment at the lower of cost or fair value on the transfer date.  All loans held-for-sale at March 31, 2014 and December 31, 2013 were owned by FAR.

6.  Loans Receivable

The loan portfolio consisted of the following components (in thousands):

	March 31,	December 31,
	2014	2013
Commercial non-real estate	$1,392	3,331
Commercial real estate	51,383	62,937
Consumer	8,386	8,618
Residential	-	53
Total gross loans	61,161	74,939
Adjustments:
Premiums, discounts and net deferred fees	-	-
Allowance for loan losses	(1,588)	(2,713)
Loans receivable -- net	$59,573	72,226

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was (in thousands):

	March 31,	December 31,
Loan Class	2014	2013
Commercial non-real estate	$1,392	3,331
Commercial real estate	33,506	45,540
Consumer	2,903	2,972
Residential	-	53
Total nonaccrual loans	$37,801	51,896

An age analysis of the past due recorded investment in loans receivable as of March 31, 2014 and December 31, 2013 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
March 31, 2014	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	1,062	1,392
Commercial real estate:	-	3,985	10,398	14,383	37,000	51,383
Consumer	227	227	2,379	2,833	5,553	8,386
Residential:	-	-	-	-	-	-
Total	$227	4,212	13,107	17,546	43,615	61,161

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2013	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	2,269	2,269	1,062	3,331
Commercial real estate:	-	-	22,729	22,729	40,208	62,937
Consumer	317	293	2,480	3,090	5,528	8,618
Residential:	-	-	53	53	-	53
Total	$317	293	27,531	28,141	46,798	74,939

(1)  The Company had no loans that were past due greater than 90 days and still accruing as of March 31, 2014 or December 31, 2013.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 was as follows (in thousands):

	Commercial	Commercial
	Non-Real	Real	Small
	Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$954	227	-	1,532	-	2,713
Charge-off :	(1,939)	-	-	(78)	-	(2,017)
Recoveries :	14	1,666	107	311	42	2,140
Provision :	971	(1,780)	(107)	(290)	(42)	(1,248)
Ending balance	$-	113	-	1,475	-	1,588
Ending balance individually
evaluated for impairment	$-	-	-	-	-	-
Ending balance collectively
evaluated for impairment	-	113	-	1,475	-	1,588
Total	$-	113	-	1,475	-	1,588
Loans receivable:
Ending balance individually
evaluated for impairment	$1,392	33,506	-	2,255	-	37,153
Ending balance collectively
evaluated for impairment	$-	17,877	-	6,131	-	24,008
Total	$1,392	51,383	-	8,386	-	61,161
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	-	-

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

The activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 was as follows (in thousands):

	Commercial	Commercial
	Non-Real	Real	Small
	Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,735	1,869	-	1,261	446	5,311
Charge-offs:	-	(1,179)	-	(376)	(389)	(1,944)
Recoveries :	171	277	74	458	143	1,123
Provision :	(710)	470	(74)	650	423	759
Ending balance	$1,196	1,437	-	1,993	623	5,249
Ending balance individually
evaluated for impairment	$634	663	-	-	-	1,297
Ending balance collectively
evaluated for impairment	562	774	-	1,993	623	3,952
Total	$1,196	1,437	-	1,993	623	5,249
Loans receivable:
Ending balance individually
evaluated for impairment	$3,362	157,144	-	7,501	41,198	209,205
Ending balance collectively
evaluated for impairment	$7,457	23,960	-	8,892	10,405	50,714
Total	$10,819	181,104	-	16,393	51,603	259,919
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	-	-

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

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

Impaired loans as of March 31, 2014 and December 31, 2013 were as follows (in thousands):

	As of March 31, 2014			As of December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$-	-	-	3,001	4,472	954
Commercial real estate:	-	-	-	-	-	-
Consumer	802	1,773	802	920	2,228	920
Residential:	-	-	-	-	-	-
Total with allowance recorded	$802	1,773	802	3,921	6,700	1,874
With no related allowance recorded:
Commercial non-real estate	$1,392	5,100	-	330	634	-
Commercial real estate:	34,157	67,194	-	45,540	79,186	-
Consumer	6,825	8,689	-	7,165	8,730	-
Residential:	-	-	-	53	189	-
Total with no allowance recorded	$42,374	80,983	-	53,088	88,739	-
Total:
Commercial non-real estate	$1,392	5,100	-	3,331	5,106	954
Commercial real estate	34,157	67,194	-	45,540	79,186	-
Consumer	7,627	10,462	802	8,085	10,958	920
Residential	-	-	-	53	189	-
Total	$43,176	82,756	802	57,009	95,439	1,874

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

Average recorded investment and interest income recognized on impaired loans as of March 31, 2014 and 2013 were (in thousands):

	For the Three Months Ended		For the Three Months Ended
	March 31, 2014		March 31, 2013
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$-	-	3,032	60
Commercial real estate:	-	-	32,702	196
Consumer	811	-	152	-
Residential:	-	-	-	-
Total with allowance recorded	$811	-	35,886	256
With no related allowance recorded:
Commercial non-real estate	$3,331	-	330	-
Commercial real estate:	34,207	197	124,054	693
Consumer	6,842	77	15,570	76
Residential:	-	-	44,922	96
Total with no allowance recorded	$44,380	274	184,876	865
Total:
Commercial non-real estate	$3,331	-	3,362	60
Commercial real estate	34,207	199	156,756	889
Consumer	7,653	77	15,722	76
Residential	-	-	44,922	96
Total	$45,191	274	220,762	1,121

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

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

The Company monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions.  In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans remain subject to quarterly impairment analyses and adjustments.  Included in total impaired loans as of March 31, 2014 were $28.9 million of collateral dependent loans, of which $25.0 million were measured for impairment using current appraisals and $3.9 million were measured by adjusting appraisals, as appropriate, to reflect changes in market conditions subsequent to the last appraisal date.   Appraised value with respect to one loan which did not have a current appraisal was adjusted down by $0.8 million based on changes in market conditions.

The Company had no commitments to lend additional funds on impaired loans as of March 31, 2014.

Troubled Debt Restructured Loans

The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions, principal forgiveness, restructuring amortization schedules, extending loan maturities, deferring loan payments until the loan maturity date and other actions intended to minimize potential losses. The majority of concessions for consumer loans have involved changing monthly payments from interest and principal payments to interest only payments or deferring several monthly loan payments until the loan maturity date.  Commercial real estate and non-real estate loan concessions were primarily interest rate reductions to below market interest rates and extensions of maturity dates based on the risk profile of the loan.  Residential loan concessions primarily have involved reductions of monthly payments through extensions of the amortization period and/or deferral of monthly payments.

Consumer and residential troubled debt restructured loans had no financial statement effect because the affected loans were generally on non-accrual status and measured for impairment before the restructuring. The financial statement effects of commercial troubled debt restructured loans was the establishment of specific valuation allowances, if any, in place of the general allowance for those loans that had not already been placed on nonaccrual status. There was an impact to the allowance for loan losses associated with loans for which concessions were made, as the concessions generally resulted from the expectation of slower future cash flows.

There were no troubled debt restructurings during the three months ended March 31, 2014 and 2013.   There were no loans modified in troubled debt restructurings beginning January 1, 2013 through March 31, 2014 that experienced a payment default during the three months ended March 31, 2014.   There were no loans modified in troubled debt restructurings beginning January 1, 2012 through March 31, 2013 that experienced a payment default during the three months ended March 31, 2013.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

7.  Real Estate Held-for-Investment and Real Estate Held-for-Sale

Substantially all of the Company’s real estate has been acquired through foreclosures, settlements or deeds in lieu of foreclosure.  Upon acquisition, real estate is classified as real estate held-for-sale or real estate held-for-investment.    Real estate is classified as held-for-sale when the property is available for immediate sale in its present condition, management commits to a plan to sell the property, an active program to locate a buyer has been initiated, the property is being marketed at a price that is reasonable in relation to its current fair value and it is likely that a sale will be completed within one year.  When the property does not meet the real estate held-for-sale criteria, the real estate is classified as held-for-investment.

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of March 31,	As of December 31,
	2014	2013
Land	$21,101	18,268
Rental properties	6,123	6,168
Residential single-family	5,023	6,447
Other	1,197	3,088
Total held-for-sale	$33,444	33,971

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of March 31,	As of December 31,
	2014	2013
Land	$76,278	79,656
Rental properties	31,363	26,891
Other	789	789
Total held-for-investment	$108,430	107,336

The following table presents the activity in real estate held-for-sale and held-for-investment for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	For the Three Months Ended March 31, 2014
	Real Estate
	Held-for-Sale	Held-for-Investment
As of December 31, 2013	$33,971	107,336
Acquired through foreclosure	849	11,562
Transfers	3,571	(3,571)
Purchases	-	-
Improvements	-	192
Accumulated depreciation	-	(103)
Sales	(4,810)	(4,800)
Impairments	(137)	(2,186)
As of March 31, 2014	$33,444	108,430

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

	For the Three Months Ended March 31, 2013
	Real Estate
	Held-for-Sale	Held-for-Investment
As of December 31, 2012	$45,637	37,413
Acquired through foreclosure	6,128	1,890
Improvements	-	-
Sales	(11,724)	(465)
Impairments	(1,153)	(57)
As of March 31, 2013	$38,888	38,781

8.   Inventories

Inventories were as follows (in thousands):

	As of	As of
	March 31, 2014	December 31, 2013
Raw materials	$5,175	5,077
Work in process	64	379
Finished goods	4,975	3,699
Total	$10,214	9,155

Inventories are measured at the lower of cost, determined on a first-in, first-out basis, or market.  Cost includes all costs of conversions, including materials, direct labor, production overhead and amortization of equipment.  Raw materials are stated at the lower of cost, determined on a first-in, first-out basis, or market determined by reference to replacement cost.  Raw materials are not written down unless the goods in which they are incorporated are expected to be sold for less than cost, in which case, they are written down by reference to replacement cost of the raw materials.  Finished goods and work in process are stated at the lower of cost or market.  Shipping and handling fees billed to the customers are recorded as sales.  Included in the Company’s Statement of Operations as selling, general, and administrative expenses for the three months ended March 31, 2014 were  $1.5 million of costs associated with shipping goods to customers.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

9.   Related Parties

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

The table below shows the effect of these related party agreements and arrangements on the Company’s consolidated statements of operations for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months Ended
	March 31,
	2014	2013
Other revenues	$115	108
Expenses:
Employee compensation
and benefits	(70)	(33)
Other - back-office support	(43)	(39)
Net effect of affiliate transactions
before income taxes	$2	36

On October 30, 2013, a newly formed joint venture entity owned 81% by the Company and 19% by BFC completed the Renin Transaction.  Bluegreen funded approximately $9.4 million of the Renin Transaction consideration in the form of a loan and revolver facility and the remaining funds necessary to complete the Renin Transaction were funded by BBX Capital and BFC pro rata in accordance with their percentage equity interests.  The Bluegreen loan had an outstanding balance of $10.3 million and $9.7 million as of March 31, 2014 and December 31, 2013, respectively, and Renin recognized $181,000 of interest expense under the Bluegreen loan for the three months ended March 31, 2014.

As disclosed in Note 3, on April 2, 2013, the Company invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The investment was made in connection with Woodbridge’s acquisition of the publicly held shares of Bluegreen. BFC holds the remaining 54% of Woodbridge.  The Company contributed $60 million in cash and issued to Woodbridge an $11.75 million note payable in connection with the Company’s acquisition of its 46% equity interest in Woodbridge.  During the three months ended March 31, 2014, the Company recognized $147,000 of interest expense in connection with the Woodbridge note payable.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

10.   Segment Reporting

The information provided for Segment Reporting is based on internal reports utilized by management. Results of continuing operations are reported through three reportable segments: BBX, FAR and Renin. The BBX reportable segment includes the results of operations of CAM and BBX Partners for the three months ended March 31, 2014 and 2013.  BBX’s activities consisted of the activities associated with managing its commercial loan portfolio, real estate properties, and portfolio of charged off loans as well as its investment in Woodbridge and investments in real estate joint ventures.

The FAR reportable segment consists of the activities associated with overseeing the management and monetization of its assets with a view to the repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.

The Renin reportable segment consists of the activities of Renin Holdings, LLC and its subsidiaries (“Renin”).  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America.  Renin is headquartered in Brampton, Ontario and has three manufacturing, assembly and distribution facilities located in Brampton and Concord, Ontario, Tupelo, Mississippi and a sales and distribution office in the U.K.  Renin was acquired in October 2013; therefore, the Renin reportable segment includes the results of operations of Renin for the three months ended March 31, 2014.

The other column represents the activities of Hoffman’s and Williams & Bennett.  The amounts are displayed in order to reconcile the reportable segments to the financial statements.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies.  Intersegment transactions are eliminated in consolidation.

Depreciation and amortization consist of: depreciation on properties and equipment, amortization of leasehold improvements, and deferred rent.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

The Company evaluates segment performance based on segment net income after tax.  The table below provides segment information for the three months ended March 31, 2014 and 2013 (in thousands):

					Adjusting and
					Elimination	Segment
For the Three Months Ended:	BBX	FAR	Renin	Other	Entries	Total
March 31, 2014:
Revenues	$1,016	3,310	14,138	2,729	(65)	21,128
Costs and expenses	(6,280)	(2,671)	(14,490)	(2,612)	65	(25,988)
Recoveries from loan losses	1,004	244	-	-	-	1,248
Asset impairments	(81)	(1,238)	-	-		(1,319)
Equity earnings in Woodbridge	6,222	-	-	-	-	6,222
Segment income (loss) before income taxes	1,881	(355)	(352)	117	-	1,291
Provision for income tax	-	-	-	-	-	-
Net income (loss)	$1,881	(355)	(352)	117	-	1,291
Total assets	$532,178	150,536	23,976	8,786	(298,581)	416,895
Equity method investments
included in total assets	$88,141	-	-	-	-	88,141
Expenditures for segment assets	$8	-	6	-	-	14
Depreciation and amortization	$74	148	214	98	-	534

			Adjusting and
			Elimination	Segment
For the Three Months Ended:	BBX	FAR	Entries	Total
March 31, 2013:
Revenues	$3,723	3,165	(53)	6,835
Costs and expenses	(6,918)	(3,578)	53	(10,443)
Recoveries from (provision for) loan losses	418	(1,177)	-	(759)
Asset impairments	(927)	(1,238)	-	(2,165)
Segment income (loss) before income taxes	(3,704)	(2,828)	-	(6,532)
Provision for income tax	$-	-	-	-
Net income (loss)	$(3,704)	(2,828)	-	(6,532)
Total assets	409,975	258,772	(236,263)	432,484
Expenditures for segment assets	$27	-	-	27
Depreciation and amortization	$55	-	-	55

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

11.  Fair Value Measurement

There were no assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of March 31, 2014 and December 31, 2013.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of March, 2014 (in thousands):

		Fair Value Measurements Using
		Quoted prices in			Total
		Active Markets	Significant	Significant	Impairments (1)
	As of	for Identical	Other Observable	Unobservable	For the Three
	March 31,	Assets	Inputs	Inputs	Months Ended
Description	2014	(Level 1)	(Level 2)	(Level 3)	March 31, 2014
Loans measured for
impairment using the fair value
of the underlying collateral	$57	-	-	57	32
Impaired real estate held-for-sale and held-for-investment	10,541	-	-	10,541	2,321
Impaired loans held for sale	5,607	-	-	5,607	305
Total	$16,205	-	-	16,205	2,658

(1)	Total impairments represent the amount of losses recognized during the three months ended March 31, 2014 on assets that were held and measured at fair value as of March 31, 2014.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of March 31, 2014	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value
of the underlying collateral	$57	Fair Value of Collateral	Appraisal	$0.1 - $0.2 million ($0.2 million)
Impaired real estate held-for-sale and held-for-investment	10,541	Fair Value of Property	Appraisal	$0.1 - $9.0 million ($2.2 million)
Impaired loans held for sale	5,607	Fair Value of Collateral	Appraisal	$0.1 - $0.7 million ($0.1 million)
Total	$16,205

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2013 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant	Total
	As of	for Identical	Other Observable	Unobservable	Impairments (1)
	March 31,	Assets	Inputs	Inputs	For the Three
Description	2013	(Level 1)	(Level 2)	(Level 3)	March 31, 2013
Loans measured for
impairment using the fair value
of the underlying collateral	$9,298	-	-	9,298	935
Impaired real estate held-for-sale and held-for-investment	19,198	-	-	19,198	1,528
Impaired loans held for sale	17,078	-	-	17,078	536
Total	$45,574	-	-	45,574	2,999

(1) Total impairments represent the amount of losses recognized during the three months ended March 31, 2013 on assets that were held and measured at fair value as of March 31, 2013.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of March 31, 2013	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value
of the underlying collateral	$9,298	Fair Value of Collateral	Appraisal	$0.1 - $3.5 million ($0.2 million)
Impaired real estate held-for-sale and held-for-investment	19,198	Fair Value of Property	Appraisal	$0.2 - $11.2 million ($1.9 million)
Impaired loans held for sale	17,078	Fair Value of Collateral	Appraisal	$0.1 - $0.6 million ($0.2 million)
Total	$45,574

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

There were no material liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of March 31, 2014 and December 31, 2013.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell as the majority of the Company’s loans are collateral dependent. The fair value of our loans may significantly increase or decrease based on changes in property values as our loans are primarily secured by real estate. The Company primarily uses third party appraisals to assist in measuring non-homogenous impaired loans and broker price opinions to assist in measuring homogenous impaired loans. The appraisals generally use the market or income approach valuation technique and use market observable data to formulate an estimate of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral, and we may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, we use our judgment on market conditions to adjust the most current appraisal. As a consequence, the calculation of the fair value of the collateral are considered Level 3 inputs. The Company generally recognizes impairment losses based on third party broker price opinions when impaired homogenous loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discounts rates and foreclosure timeframes and exposure periods.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

Financial Disclosures about Fair Value of Financial Instruments

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	March 31,	March 31,	Assets	Inputs	Inputs
Description	2014	2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing
deposits in banks	$32,919	32,919	32,919	-	-
Loans receivable including loans held for sale, net	110,289	118,027	-	-	118,027
Financial liabilities:
Notes payable	9,448	10,122	-	-	10,122
Notes payable to related parties	22,012	21,746	-	-	21,746
BB&T preferred interest in FAR	54,504	54,675	-	-	54,675

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	December 31,	December 31,	Assets	Inputs	Inputs
Description	2013	2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing
deposits in banks	$43,138	43,138	43,138	-	-
Loans receivable including loans held for sale, net	126,072	131,853	-	-	131,853
Financial liabilities:
Notes payable	9,034	9,716	-	-	9,716
Notes payable to related parties	21,662	21,419			21,419
BB&T preferred interest in FAR	68,517	69,032	-	-	69,032

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

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

The fair value of performing loans is calculated by using an income approach with Level 3 inputs.  The fair value of performing loans is estimated by discounting forecasted cash flows using estimated market discount rates that reflect the interest rate and credit risk inherent in the loan portfolio. Management assigns a credit risk premium and an illiquidity adjustment to these loans based on delinquency status.  The fair value of non-performing collateral dependent loans is estimated using an income approach with Level 3 inputs utilizing the fair value of the collateral adjusted for operating and selling expenses and discounted over the estimated holding period based on the market risk inherent in the property.

The fair value of notes payables, including to related parties, were measured using the income approach with Level 3 inputs obtained by discounting the forecasted cash flows based on estimated market rates.

BB&T’s preferred interest in FAR is considered an adjustable rate debt security.  The fair value of this security is calculated using the income approach with Level 3 inputs.  The fair value was obtained by discounting forecasted cash flows by risk adjusted market interest rate spreads to the LIBOR swap curve.  The market spreads were obtained from reference data in secondary institutional markets.

12.  Commitments and Contingencies

The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of litigation and the ultimate resolution are uncertain and inherently difficult to predict.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of March 31, 2014 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimated. Management currently estimates the aggregate range of reasonably possible losses as $0 to $4.4 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2014. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

unauthorized transactions associated with their accounts.  BB&T’s notices assert its belief that it may be entitled to indemnification under the BankAtlantic stock purchase agreement with respect to such claims.

The following is a description of certain ongoing or recently concluded litigation matters:

BBX Shareholders Lawsuit Challenging the Merger with BFC

On May 30, 2013, Haim Ronan filed a purported class action against BFC, BBX Merger Sub, BBX Capital and the members of BBX Capital’s board of directors seeking to represent BBX Capital’s shareholders in a lawsuit challenging the currently proposed merger between BFC and BBX Capital. In this action, which is styled Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham, II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC and was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Mr. Ronan asserted as a cause of action that the individual defendants breached their fiduciary duties of care, loyalty and good faith, in part, by failing to obtain a high enough price for the shares of BBX Capital’s Class A Common Stock to be acquired by BFC in the merger. Mr. Ronan also asserted a cause of action against BFC and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. Mr. Ronan is seeking an injunction blocking the proposed merger. On May 31, 2013, in an action styled John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC and filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, John P. Lauterbach filed a purported class action against all of the defendants named in Mr. Ronan’s complaint, challenging the currently proposed merger for substantially the same reasons as set forth in Mr. Ronan’s complaint, but asserting an additional, direct cause of action for breach of fiduciary duties against BFC, Alan B. Levan and John E. Abdo. Mr. Lauterbach also added as defendants Norman H. Becker, who was appointed to BBX Capital’s board of directors on May 7, 2013, as well as Seth M. Wise, who serves as an executive officer and director of BFC and as an executive officer of BBX Capital, and John K. Grelle, who serves as an executive officer of BFC and BBX Capital. On September 4, 2013, the Ronan and Lauterbach actions were consolidated into a single action styled In Re BBX Capital Corporation Shareholder Litigation, with the complaint filed in the Lauterbach action being the operative complaint in the consolidated action. On October 11, 2013, the plaintiffs filed an amended complaint in the consolidated action.  In the amended complaint, which includes the same causes of action set forth in the Lauterbach complaint, the plaintiffs: (i) allege that the merger, including the exchange ratio and other terms and conditions of the merger agreement, is unfair to BBX Capital’s minority shareholders and is the product of unfair dealing on the part of the defendants; (ii) allege that the defendants initiated, timed, negotiated and structured the merger for the benefit of BFC and to the detriment of BBX Capital’s minority shareholders, including that BFC and its and BBX Capital’s management caused BBX Capital to engage in transactions which had the effect of reducing BBX Capital’s intrinsic value; (iii) challenge the independence of the members of BBX Capital’s special committee and the process pursuant to which BBX Capital’s special committee engaged its legal and financial advisors, and negotiated and approved the merger agreement, including limitations on its ability to pursue alternative transactions; (iv) assert that BBX Capital’s shareholders’ rights to appraisal do not constitute an adequate remedy; and (v) allege that the joint proxy statement/prospectus contains material misrepresentations and does not contain adequate disclosure regarding the merger and specifically the value of BBX Capital and the shares of its Class A Common Stock, and fails to provide the plaintiffs and BBX Capital’s minority shareholders the information necessary to determine whether the merger consideration is fair. On November 8, 2013, defendants filed a motion to dismiss the amended complaint arguing that plaintiffs’ remedies were limited to an action for appraisal under Florida law.  On April 8, 2014, the Court denied defendants’ motion to dismiss.  On April 11, 2014, plaintiffs filed a motion for class certification.  On April 18, 2014, plaintiffs filed a Second Amended Class Action Complaint.  The Second Amended Class Action Complaint added allegations with respect to BBX Capital’s March 21, 2014 definitive proxy statement.  Specifically, plaintiffs allege that in the definitive proxy statement defendants set a vote date of April 29, 2014, but failed to provide full and accurate disclosure regarding: (i) the timing of the merger, (ii) the status of the listing of the new shares; (iii) transactions impacting valuation following the negotiation of the exchange ratio; (iv) the per share value of shares held by BBX Capital’s minority shareholders and (v) the fundamental assumptions underlying the opinion of BBX Capital’s financial advisor.  BBX Capital and BFC believe the claims to be without merit and intend to vigorously defend the action.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –  UNAUDITED

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BBX Capital and its subsidiaries for the three months ended March 31, 2014.

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and may include words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Future results could differ materially as a result of a variety of risks and uncertainties, many of which are outside of the control of management. These risks and uncertainties include, but are not limited to the impact of economic, competitive and other factors affecting the Company and its assets, including the impact of decreases in real estate values or sustained high unemployment rates on our business generally, the ability of our borrowers to service their obligations and the value of collateral securing our loans; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact of the economy and real estate market values on our assets and the credit quality of our loans; the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; the impact of and expenses associated with litigation including but not limited to litigation brought by the SEC; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities; the risk that the assets retained by the Company in CAM and FAR may not be monetized at the values currently ascribed to them; and the risks associated with the impact of periodic valuation of our assets for impairment.  In addition, this document contains forward looking statements relating to the Company’s ability to successfully implement its currently anticipated business plans, which may not be realized as anticipated, if at all, and that the Company’s anticipated investments in real estate developments, real estate joint ventures and operating businesses may not achieve the returns anticipated or may not be profitable, including the Company’s investment in Woodbridge and its acquisitions of Hoffman’s, Williams & Bennett and Renin Corp. The Company’s investments in real estate developments, either directly or through joint ventures, will increase exposure to downturns in the real estate and housing markets and expose us to risks associated with real estate development activities and the risk that our joint venture partners may not fulfill their obligations.  The Company’s investment in Woodbridge, which owns Bluegreen Corporation, exposes the Company to risks inherent in the time-share industry, which risks are identified in BFC’s Annual Report on Form 10-K filed on March 17, 2014 with the SEC and available on the SEC’s website www.sec.gov.  The Company’s acquisition of Hoffman’s, Williams & Bennett and Renin Corp. exposes us to the risks of Renin’s, Hoffman’s and Williams & Bennett’s businesses, which in the case of Renin includes foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Great Britain Pound, as well as the risk that the integration of these operating businesses may not be completed effectively or on a timely basis, and that the Company may not realize any anticipated benefits or profits from the transactions. This document also contains forward looking statements regarding the Company’s proposed Merger with BFC which is subject to risks relating to the ability to realize the expected benefits from the Merger, the ability of the parties to satisfy all of the conditions to the closing of the Merger, including BFC’s ability to obtain the listing of its Class A Common Stock on a national securities exchange (or qualified interdealer quotation system), litigation that has been brought challenging the Merger, and that the Merger may not otherwise be consummated in accordance with its terms, or at all.  Past performance and perceived trends may not be indicative of future results.  In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the Consolidated Statements of Operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are

BBX CAPITAL CORPORATION AND SUBSIDIARIES

particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, including the valuation of collateral dependent loans, the valuation of loans held for sale, the valuation of real estate held-for-sale and held-for-investment, the determination of lower of cost or market for inventories, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions and accounting for contingencies. The two accounting policies that we have identified as critical accounting policies are allowance for loan losses and impairment of long-lived assets, including real estate held-for-sale and real estate held-for-investment. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

BBX Capital’s Business Strategy

Since the sale of BankAtlantic in July 2012, we have been repositioning our business, monetizing our legacy portfolios of loans and real estate, and pursuing our goal of transitioning our legacy business into a growth business by focusing on real estate opportunities and acquiring operating businesses.  For more detailed information regarding our corporate strategy see the “BBX Capital Corporate Overview” filed on April 16, 2014 with the Securities and Exchange Commission as an exhibit to our Current Report on Form 8-K which is available on the SEC website, www.sec.gov or our website,  www.bbxcapital.com.

The majority of our assets do not generate income on a regular or predictable basis. Recognizing the nature of our assets, our goal is to build long-term value.  We do not expect to generate significant revenue from the legacy BankAtlantic assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. BBX Capital is currently utilizing the cash flow from the monetization of its assets and dividends from Woodbridge to pay operating expenses and to invest in income producing real estate, real estate developments, real estate joint ventures and operating businesses. BBX Capital is seeking to balance its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or through a joint venture).  The Company is also engaged in land entitlement activities on certain properties that we acquired through foreclosure and anticipate moving forward with land development projects which may include selling or leasing the improved properties to third parties or pursuing joint ventures with developers for the development of residential and commercial real estate projects involving the contribution of these properties by us as well as potential cash investments in such projects.  We are also pursuing potential investments in joint venture real estate projects that include real estate held by a joint venture partner or to be acquired from unrelated parties.  Furthermore, as a result of the substantial decline in real estate values, the majority of our non-performing commercial real estate loans and foreclosed real estate were written down in prior periods to the then prevailing estimated fair values of the collateral less costs to sell.  We are observing improvements generally in real estate markets and believe that the prior estimated fair values of the underlying collateral securing certain of our commercial real estate loans and our real estate carrying values may be below current market values.  Additionally, this recovery in the real estate market has favorably affected the financial condition of our borrowers and we are aggressively pursuing our borrowers and/or guarantors in order to maximize our recoveries through cash settlements, loan workout arrangements or participation interests in the development or performance of the collateral.  If we are successful in our efforts, we expect to recognize gains to the extent that the amounts we collect exceed the carrying value of our commercial loans and foreclosed real estate and expect these gains to be reflected in an increase in our shareholders’ equity in the long term.  Due to the nature of these activities however, we do not expect to generate revenues or earnings on a predictable or consistent basis.  Accordingly we expect our results of operations to vary significantly on a quarterly basis and we may continue to experience losses in subsequent periods.

Consolidated Results of Operations

The Company reports its consolidated results of operations in three reportable segments, BBX, FAR and Renin.  The BBX reportable segment consists of the activities associated with CAM’s and BBX Partner’s portfolios of loans receivable, real estate properties, and a BankAtlantic legacy portfolio of previously charged-off loans retained by CAM in the BB&T Transaction. The BBX segment also includes the Company’s investment in Woodbridge and in real estate joint ventures.  BBX’s primary business activities relate to:  managing and, where appropriate, monetizing its portfolio of loans receivable; managing and, where appropriate, monetizing or developing its portfolio of real estate properties;  maximizing the cash flows from its portfolio of charged-off loans and judgments; and pursuing equity and debt investment opportunities in real estate and middle market operating businesses.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The FAR reportable segment consists of the activities associated with overseeing the management and monetization of the assets held by FAR with a view to repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.

The Renin reportable segment consists of the activities of Renin Holdings, LLC and its subsidiaries (“Renin”).  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America.  Renin is headquartered in Brampton, Ontario and has three manufacturing, assembly and distribution facilities located in Brampton and Concord, Ontario, Tupelo, Mississippi and a sales and distribution office in the United Kingdom.

Net income (loss) from each of the Company’s reportable segments was as follows (in thousands):

For the Three Months Ended March 31, 2014 Compared to the Same 2013 Period:

	For the Three Months Ended March 31,
	2014	2013	Change
BBX	$1,881	(3,704)	5,585
FAR	(355)	(2,828)	2,473
Renin	(352)	-	(352)
Other (1)	117	-	117
Income (loss) before provision
for income taxes	1,291	(6,532)	7,823
Provision for income taxes	-	-	-
Net income (loss)	$1,291	(6,532)	7,823

(1) Other represents the activities of Hoffman’s and Williams & Bennett.

Summary Results of Operations – BBX Reportable Segment

The improvement in the BBX segment’s performance during the 2014 first quarter compared to the same 2013 quarter was primarily the result of equity earnings from its investment in Woodbridge, lower professional fees, lower impairments and higher recoveries from loan losses partially offset by lower gains on the sales of assets.

Equity earnings in Woodbridge were $6.2 million  during the three months ended March 31, 2014. The Company invested in Woodbridge in April 2013 and, accordingly, there were no equity earnings from Woodbridge during the 2013 period.

The lower professional fees during 2014 compared to the same 2013 period resulted primarily from $0.9 million of insurance reimbursements during the 2014 quarter and lower legal expenses associated with the SEC civil action for the three months ended March 31, 2014 compared to the same 2013 period.

The higher recoveries from loan losses and lower impairments reflect increased recoveries from the portfolio of charged off loans and a decline in the write-downs of foreclosed real estate during the 2014 quarter compared to the 2013 quarter.

The above improvements to BBX segment’s performance were partially offset by lower gains on the sales of foreclosed real estate.  During the three months ended March 31, 2013, BBX sold five real estate held-for-sale properties for gains of $1.8 million compared to one property sold during the three months ended March 31, 2014 for a $64,000 loss.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Summary Results of Operations – FAR Reportable Segment

The reduction in FAR’s net loss during the three months ended March 31, 2014 compared to the same 2013 period resulted primarily from a $1.4 million decrease in the provision for loan losses, a $0.9 million increase in other revenues and $0.9 million of lower costs and expenses partially offset by $0.9 million of lower interest income.

Recoveries from loan losses during the three months ended March 31, 2014 reflect $73,000 of recoveries associated with nonaccrual and charged off loans as well as a $171,000 reduction in the allowance for loan losses primarily from loan payoffs.  The provision for loan losses during the three months ended March 31, 2013 resulted primarily from an increase in the consumer allowance for loan losses and $0.6 million of net charge-offs.

The decline in costs and expenses primarily resulted from lower foreclosure costs and lower interest expense on BB&T’s preferred interest in FAR.

The increase in other revenues consisted of rental income from a storage facility that was acquired through foreclosure in April 2013 and $0.6 million of other revenues associated with a loan foreclosure where the fair value of the real estate collateral acquired was in excess of the contractual principal amount of the loan.

The lower interest income reflects a significant decline in the outstanding balances of accruing loans due to loan repayments.  Accruing loans declined from $115.1 million at December 31, 2012 to $34.0 million at March 31, 2014.

BBX Reportable Segment

The BBX business segment’s primary assets are loans receivable, real estate held-for-sale and real estate held-for-investment, investments in real estate joint ventures, rights to BankAtlantic’s legacy portfolio of previously charged off loans and related judgments which were transferred to CAM in connection with the consummation of the BB&T Transaction and BBX Capital’s 46% equity interest in Woodbridge.

The composition of BBX’s loans was (in thousands):

	As of March 31, 2014			As of December 31, 2013
		Unpaid			Unpaid
		Principal	Carrying		Principal	Carrying
Loans held-for-investment:	Number	Balance	Amount	Number	Balance	Amount
Loans receivable:
Commercial non-real estate:
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	2	3,120	1,392	3	5,107	3,331
Commercial real estate:
Accruing	1	2,140	2,140	1	2,152	2,152
Non-accruing	4	27,005	11,454	4	27,077	11,526
Total loans held-for-investment	7	$ 32,265	$ 14,986	8	$ 34,336	$ 17,009

Loans held-for-sale	-	$ -	$ -	-	$ -	$ -

During the three months ended March 31, 2014, a $1.9 million non-accrual commercial non-real estate loan with a carrying value of $1.1 million was charged off as the business securing the loan ceased operations and the guarantors were unwilling to repay the loan.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The composition of BBX’s real estate was (in thousands):

	As of March 31, 2014		As of December 31, 2013
		Carrying		Carrying
	Number	Amount	Number	Amount
Real estate held-for-investment:
Land	12	$ 71,955	13	$ 75,333
Rental properties	1	10,865	2	15,705
Other	1	789	1	789
Total real estate held-for-investment	14	$ 83,609	16	$ 91,827

Real estate held-for-sale:
Land	11	$ 13,400	10	$ 10,307
Total real estate held-for-sale	11	$ 13,400	10	$ 10,307

A $2.6 million real estate held-for-investment parcel of land was moved from real estate held-for-investment to real estate held-for-sale during the three months ended March 31, 2014 based on improving real estate market conditions in the area where the property is located.

The decline in real estate held-for-investment rental properties reflects the contribution of a $4.8 million property to the PGA Design Holdings joint venture for $2.9 million in cash and a 40% interest in the joint venture.

The Company had investments in the following real estate joint ventures as of March 31, 2014 that are reported in the BBX reportable segment:

Kendall Commons

In March 2013, the Company sold land to Altman Development (“Altman”), a third party real estate developer, for net proceeds of $8.0 million.  Altman contributed the land to a joint venture to develop the property as a multifamily rental development of 12  3-story apartment buildings, one mixed-use building and 1 clubhouse totaling 321 apartment units, and  the Company then invested $1.3 million of cash in the joint venture project as one of a number of investors. The development is currently under construction and scheduled to begin leasing during the third quarter of 2014.  The Company is entitled to receive 13% of joint venture distributions until a 15% internal rate of return has been attained and then the Company will be entitled to receive 9.75% of any joint venture distributions thereafter.

North Flagler

In October 2013, the Company entered into a joint venture with JRG USA pursuant to which JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre parcel overlooking the Intracoastal Waterway in West Palm Beach, Florida and the Company invested $0.5 million of cash.  The joint venture is seeking to expand land entitlements and is currently working to amend the current zoning designation and increase the parcel’s residential height restrictions with a view to increasing the value of the parcel.  The Company is entitled to receive 80% of any joint venture distributions until it recovers its capital investment and then will be entitled to receive 70% of any joint venture distributions thereafter.  The entitlement process is currently estimated to be concluded in 2015.

The Company also owns a 2.7 acre parcel located adjacent to the 4.5 acre parcel which is the subject of the contract held by the North Flagler joint venture.  The 2.7 acre parcel was acquired by the Company through foreclosure and had a carrying value of $3.2 million as of March 31, 2014.  We believe that the value of this parcel will increase if the density is increased by the municipality approval of the zoning changes referenced in the preceding paragraph.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

PGA Design Center Holdings, LLC

In December 2013, the Company purchased for $6.1 million a commercial property in Palm Beach Gardens, Florida, with three existing buildings consisting of 145,000 square feet of mainly furniture retail space. The property, which is located in a larger mixed use property now known as PGA Place, was substantially vacant at the date of acquisition.  Subsequent to the acquisition of the property, the Company entered into a joint venture with Stiles Development which acquired a 60% interest in the joint venture for $2.9 million in cash.  The Company contributed the property (excluding certain residential development entitlements having an estimated value of $1.2 million) to the joint venture in exchange for $2.9 million in cash and the remaining 40% interest in the joint venture.  The Company transferred the retained residential development entitlements to adjacent parcels owned by it in the PGA mixed use property now known as PGA Place (see below for a discussion of the other parcels owned by the Company in the PGA mixed use property).  The joint venture intends to seek governmental approvals to change the use of a portion of the property from retail to office and subsequently sell or lease the property.

The following development projects are currently in the planning stages and involve real estate held-for-investment included in the above table.

Gardens at Millenia

Gardens at Millenia consists of 37 acres of land located in a commercial center of Orlando, Florida with a carrying value of $11.2 million as of March 31, 2014.   This site is currently in the planning process and the final size and density of the project is subject to governmental approvals and other conditions.

The proposed plans for 26 acres of this site include a 300,000 square foot retail shopping center with multiple big-box and in-line tenants as well as 4 outparcel retail pads. The Company is in discussions with a potential joint venture partner to develop a portion of the 26 acre parcel. Current plans for the remaining 11 acres of this site include 9 buildings of rental apartments totaling approximately 280 units, a clubhouse, lakeside pavilion, lakeside running trail, and a dog park.  The Company is in discussions with a potential joint venture partner to develop the 11 acre parcel.

Hialeah Communities

Hialeah Communities consists of 114 acres of land located in Hialeah, Florida with a carrying value of $30.7 million as of March 31, 2014.  This site is currently in the final stages of master planning to divide the property into three parcels and the plan remains subject to receipt of governmental approvals. The anticipated plans for the three parcels include the following:

•

An approximate 50 acre parcel is currently planned to include approximately 340 single-family homes, a clubhouse, park, and lake. The Company is in discussions with a potential joint venture partner to develop this parcel.

•

An approximate 50 acre parcel is currently planned to include approximately 400 single-family homes.  The Company currently has a contract to sell this parcel to a third party developer, subject to the receipt of entitlements and due diligence by the third party.

•

Plans for the remaining 14 acre parcel include 14 multifamily buildings totaling approximately 314 rental apartment units, a clubhouse, pool and park.  The Company is in discussions with a potential joint venture partner to develop this parcel.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

PGA Place

The Company owns an office building and land located in PGA Place with carrying values aggregating $14.5 million as of March 31, 2014.  The property held by the PGA Design Center Holdings joint venture described above is also located in PGA Place.  We believe this property presents a variety of development opportunities, including the opportunity being pursued by the PGA Design Center Holdings joint venture discussed above and the following development opportunities, some of which are currently in the planning stages and remain subject to receipt of government approvals.

Office - This mixed use property includes a 33,000 square foot commercial leased office building that is currently 56% occupied with an attached 428 space parking garage. The Company is currently seeking governmental approvals for a 140 room limited-service suite hotel, a 5,000 square foot freestanding restaurant and a 50,000 square foot office building on vacant tracts of land adjacent to this office building.  We anticipate partnering with a third party developer to develop all or a portion of these components of the project.

Multi-family - Current plans for this 7-acre multifamily parcel include approximately 300 apartment units, a clubhouse and spa, and lakeside pavilion. The Company is in discussions with a potential joint venture partner to develop this parcel.

Village at Victoria Park

Village at Victoria Park consists of approximately 2 acres of vacant land located near downtown Fort Lauderdale, Florida with a carrying value of $0.9 million as of March 31, 2014. In December 2013, the Company entered into a joint venture agreement with New Urban Communities to develop the project as 30 single-family homes.  The project is a 50% joint venture, with New Urban Communities serving as the developer and manager.  In April 2014, the joint venture executed an acquisition, development and construction loan with a financial institution and the Company and New Urban Communities each contributed an additional $692,000 to the joint venture as a capital contribution.  The joint venture purchased the vacant land from the Company for $3.6 million consisting of $1.8 million in cash (less $0.2 million in selling expenses) and a $1.6 million promissory note.  The $1.6 million promissory note is secured by a junior lien on the vacant land and future improvements.  The project is currently scheduled to commence construction and sales in the second quarter of 2014.   Closings are projected to begin by the third quarter of 2015.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

BBX Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the BBX business segment for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months
	Ended March 31,
	2014	2013	Change
Interest income	$172	444	(272)
Net (losses) gains on sales of assets	(64)	1,760	(1,824)
Income from real estate operations	777	976	(199)
Other revenues	131	543	(412)
Total revenues	1,016	3,723	(2,707)
Interest expense	261	169	92
Real estate operating expenses	746	794	(48)
Selling, general and administrative expenses	5,273	5,955	(682)
Total costs and expenses	6,280	6,918	(638)
Equity earnings in Woodbridge	6,222	-	6,222
Recoveries from loan losses	1,004	418	586
Asset impairments	(81)	(927)	846
Income (loss) before income taxes	1,881	(3,704)	5,585
Provision for income taxes	-	-	-
BBX segment income (loss)	$1,881	(3,704)	5,585

Total Revenues

The decline in total revenues resulted primarily from a $1.8 million decline in gains on the sales of assets and a $0.4 million decrease in other revenues. During the three months ended March 31, 2013, BBX sold five real estate properties for net proceeds of $10.2 million compared to one property sold during the three months ended March 31, 2014 for net proceeds of $0.4 million.  The decrease in other revenues reflects $0.4 million of recoveries on loans in excess of contractual principal balances during the three months ended March 31, 2013.

Total Costs and Expenses

The decline in selling, general and administrative expenses reflects lower professional fees partially offset by an increase in compensation expenses.  During the three months ended March 31, 2013, BBX incurred significantly higher legal costs associated with the SEC civil action compared to the same 2014 period as the action had been scheduled for trial in April 2013.  The trial was subsequently postponed and is currently on the court’s trial calendar during November 2014.  Additionally, during the three months ended March 31, 2014, BBX received insurance reimbursements of $0.9 million associated with the SEC action.  BBX did not receive any insurance reimbursements during the three months ended March 31, 2013.  The higher compensation expense during the 2014 quarter compared to the same 2013 quarter reflects share based compensation expense of $0.9 million during the 2014 quarter compared to $0.6 million during the same 2013 period.  The additional share-based compensation expense reflects the issuance of restricted stock awards in October 2013.

Recoveries from loan losses

Recoveries from loan losses during the three months ended March 31, 2014 reflects $1.1 million of property tax refunds on a charged off commercial land loan and $0.7 million of recoveries from BBX’s portfolio of charged-off loans partially offset by a $1.0 million provision for a commercial non-real estate loan.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Recoveries for loan losses during the three months ended March 31, 2013 reflects $0.7 million of recoveries from BBX’s portfolio of charged-off loans and a $0.6 million reduction in the allowance for loan losses partially offset by $0.9 million of commercial real estate loan charge-offs.  The reversals of the allowance for loan losses for the three months ended March 31, 2013 reflect declining commercial real estate loan balances.

Asset Impairments

Asset impairments during the three months ended March 31, 2014 resulted from an $80,000 write-down on one foreclosed real estate property resulting from an updated valuation.

Asset impairments during the three months ended March 31, 2013 resulted primarily from write-downs of $1.1 million on foreclosed real estate and valuation allowance reversals of $0.2 million on loans held-for-sale, all resulting from updated valuations.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

FAR Reportable Segment

The FAR business segment’s primary assets are loans held-for-investment, loans held-for-sale, real estate held-for-sale and real estate held-for-investment.  FAR’s activities are associated with overseeing the management and monetization of its assets with a view to repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.

The composition of FAR’s loans was (in thousands):

	As of March 31, 2014			As of December 31, 2013
		Unpaid			Unpaid
		Principal	Carrying		Principal	Carrying
Loans held-for-investment:	Number	Balance	Amount	Number	Balance	Amount
Loans receivable:
Commercial non-real estate:
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	-	-	-	-	-	-
Commercial real estate:
Accruing	8	15,737	15,737	7	15,245	15,245
Non-accruing	7	39,538	22,052	10	52,108	34,014
Consumer
Accruing	59	5,483	5,483	62	5,646	5,646
Non-accruing	43	5,739	2,903	43	5,846	2,972
Residential:
Accruing	-	-	-	-	-	-
Non-accruing	-	-	-	2	189	53
Total loans held-for-investment	117	$ 66,497	$ 46,175	124	$ 79,034	$ 57,930
Loans held-for-sale:
Commercial real estate
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	-	-	-	-	-	-
Consumer
Accruing	14	1,908	1,908	15	2,044	1,494
Non-accruing	30	4,054	2,829	31	4,135	2,682
Residential
Accruing	33	4,833	3,846	34	4,912	3,945
Non-accruing	247	55,499	32,493	255	58,603	34,278
Small business
Accruing	44	8,533	7,067	52	10,320	8,170
Non-accruing	14	3,964	2,573	17	4,204	3,277
Total loans held-for-sale	382	$ 78,791	$ 50,716	404	$ 84,218	$ 53,846

The decline in non-accruing commercial real estate loans held-for-investment during the three months ended March 31, 2014 resulted primarily from a deed in lieu of foreclose on a $10.9 million loan.

The increase in the carrying amounts of accruing and non-accruing consumer loans held-for-sale reflect reductions

BBX CAPITAL CORPORATION AND SUBSIDIARIES

in the valuation allowances associated with the execution of a sales contract to purchase the entire portfolio of consumer loans held-for-sale. The consumer loan fair value was adjusted to the sales contract price.

The decline in small business loans held-for-sale resulted primarily from loan repayments.

The composition of FAR’s real estate was (in thousands):

	As of March 31, 2014		As of December 31, 2013
		Carrying		Carrying
	Number	Amount	Number	Amount
Real estate held-for-investment:
Land	3	$ 4,322	3	$ 4,323
Rental properties	2	20,499	1	11,186
Total real estate held-for-investment	5	$ 24,821	4	$ 15,509

Real estate held-for-sale:
Land	7	$ 7,700	8	$ 7,961
Rental properties	4	6,123	3	6,168
Residential single-family	26	5,022	29	6,447
Other	24	1,199	23	3,088
Total real estate held-for-sale	61	$ 20,044	63	$ 23,664

The increase in real estate held-for-investment rental properties reflects a $10.9 million loan foreclosure.

The decrease in real estate held-for-sale other primarily resulted from the sale of a $2.2 million commercial retail property partially offset by a $0.4 million property acquired through foreclosure.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

FAR Results of Operations

The following table is a condensed income statement summarizing the results of operations of the FAR business segment (“FAR”) for the three months ended March 31, 2014 and 2013 (in thousands):

	For the Three Months
	Ended March 31,
	2014	2013	Change
Interest income	$1,664	2,601	(937)
Net gains on sales of assets	15	302	(287)
Income from real estate operations	716	260	456
Other revenues	915	2	913
Total revenues	3,310	3,165	145
BB&T's priority return in FAR distributions	348	1,066	(718)
Real estate operating expenses	807	282	525
Selling, general and administrative expenses	1,516	2,230	(714)
Total costs and expenses	2,671	3,578	(907)
Recoveries from (provision for) loan losses	244	(1,177)	1,421
Asset impairments	(1,238)	(1,238)	-
Loss from continuing operations	(355)	(2,828)	2,473
Provision (benefit) for income taxes	-	-	-
Net loss from continuing operations	$(355)	(2,828)	2,473

Total Revenues

The decline in interest income reflects lower accruing loan balances primarily due to loan repayments. Accruing loans declined from $115.1 million as of December 31, 2012 to $34.0 million at March 31, 2014.

The decrease in the gains on sales of assets reflects lower gains on the sales of real estate during the 2014 quarter compared to the same 2013 period.

The increase in income from real estate operations reflects rental income from two student housing facilities that FAR took possession of in September 2013 and January 2014.

Other revenues during the three months ended March 31, 2014 consisted of rental income from a public storage operating facility that was acquired through foreclosure in April 2013 and $0.6 million of other revenues associated with a foreclosed loan where the fair value of the real estate acquired through foreclosure was in excess of the contractual principal amount of the loan.

Total Cost and Expenses

The decline in BB&T’s priority return in FAR distributions resulted from a lower preferred membership interest preference amount outstanding during the 2014 quarter compared to the same 2013 quarter.  The preferred membership interest preference amount was reduced from $196.9 million as of December 31, 2012 to $54.5 million as of March 31, 2014.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The significant decline in selling, general and administrative expense during the three months ended March 31, 2014 compared to the same 2013 quarter resulted from lower foreclosure expenses.  The 2013 quarter included $0.8 million of foreclosure expenses associated with two properties.

Recoveries from loan losses

Recoveries from loan losses during the three months ended March 31, 2014 reflect $73,000 of recoveries associated with nonaccrual and charged off loans as well as a $171,000 reduction in the allowance for loan losses primarily from loan payoffs.  The provision for loan losses during the three months ended March 31, 2013 resulted primarily from an increase in the consumer allowance for loan losses and $0.6 million of net charge-offs.

Asset Impairments

Asset impairments during the three months ended March 31, 2014 reflect a $2.2 million write down on a student housing facility acquired through foreclosure due to an updated valuation partially offset by $0.6 million of recoveries from short sales and payoffs of residential loans and a $0.5 million reduction in loans held-for-sale valuation allowances associated with updated valuations.

Asset impairments during the three months ended March 31, 2013 consisted of a $0.3 million provision for tax certificate losses and $0.9 million of lower of cost or market valuation adjustments on loans held-for-sale.

Renin Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Renin business segment for the three months ended March 31, 2014 (in thousands):

For the Three Months
Ended March 31, 2014
Sales	$14,138
Cost of goods sold	(10,445)
Gross margin	3,693
Interest expense	216
Selling, general and administrative expenses	3,522
Loss on foreign currency exchange	307
Total costs and expenses	4,045
Loss before income taxes	(352)
Provision for income taxes	-
Net loss	$(352)

The above table reflects the results of operations for Renin Holdings, LLC and its subsidiaries for the three months ended March 31, 2014.

Management believes that severe weather conditions in many parts of North America kept customers away from stores and delayed certain construction projects which had an unfavorable impact on sales during the three months ended March 31, 2014.

Included in selling, general and administrative expenses during the three months ended March 31, 2014 were $75,000 of costs associated with the refinancing of the Bluegreen loan and $89,000 of acquisition related expenses.  The

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Bluegreen loan maturity date was extended 30 days to May 30, 2014 and Renin management is currently in discussions with a financial institution to refinance the Bluegreen loan.

The loss on foreign currency exchange resulted primarily from the devaluation of the Canadian dollar compared to the U.S. dollar during the three months ended March 31, 2014.  The Canadian dollar to U.S. dollar exchange rate declined from 94.02% as of December 31, 2013 to 90.46% as of March 31, 2014.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

BBX Capital Consolidated Financial Condition

The Company’s total assets as of March 31, 2014 were $416.9 million compared to $431.1 million as of December 31, 2013.  The decline in total assets reflects the utilization of cash proceeds from loan repayments, loan sales and real estate sales to repay BB&T’s preferred interest in FAR. The changes in the components of total assets from December 31, 2013 to March 31, 2014 are summarized below:

•

Decrease in cash resulting primarily from $14.0 million of payments of BB&T’s preferred interest in FAR and $3.7 million of executive bonus payments as well as $1.9 million of cash outflows from acquisition, partially offset by $5.6 million of loan repayments and $2.9 million of proceeds from the contribution of real estate held-for-investment to a joint venture,

•	Decrease in loans held-for-sale resulting primarily from loan repayments and the transfer of loans to foreclosed real estate,
•	Lower loans receivable balances reflecting loan repayments and $11.6 million of loans transferring to real estate held-for-investment through foreclosure,
•

Increase in real estate held-for-investment primarily from loan foreclosures partially offset by $4.8 million of properties contributed to a joint venture, $3.6 million of properties transferred to real estate held-for-sale and $2.2 million of write-downs due to updated valuations,

•

Decrease in real estate held-for-sale primarily from real estate sales of $4.8 million partially offset by $3.6 million of properties transferred from real estate held-for-investment and $0.9 million of real estate acquired through foreclosure,

•

Increase in investment in real estate joint ventures reflects the contribution of real estate held-for-investment to a joint venture in exchange for $2.9 million in cash and a 40% interest in the joint venture with a carrying amount of $1.9 million,

•	Higher investment in Woodbridge Holdings, LLC reflecting the recognition of $6.2 million of equity earnings,
•	Decrease in properties and equipment reflecting $0.2 million of properties acquired through the Williams & Bennett acquisition, partially offset by depreciation,
•	Increase in inventory primarily resulting from $0.4 million of Williams & Bennett inventories and a $0.5 million increase in Renin inventory,
•	Goodwill and other intangible assets increase was due to the Williams & Bennett acquisition,
•

Increase in other assets resulting primarily from higher trade receivables reflecting $1.0 million of Williams & Bennett receivables and a $1.6 million increase in Renin receivables partially offset by the receipt of $1.7 million in cash associated with a contractually mandated working capital adjustment under the Renin Transaction agreement which had been reflected as a $1.7 million receivable at December 31, 2013.

The Company's total liabilities at March  31, 2014 were $111.2 million compared to $127.6 million at December 31, 2013.  The changes in the components of total liabilities from December 31, 2013 to March  31, 2014 are summarized below:

•	Decrease in BB&T’s preferred interest in FAR reflecting distributions of proceeds from the monetization of FAR’s assets,
•

Increase in notes payable to related parties associated with $0.6 million of additional borrowings from Bluegreen partially offset by the repayment of a $250,000 note issued in connection with the Hoffman’s acquisition,

•	Increase in notes payable reflecting the $0.5 million Williams & Bennett note, partially offset by note payable principal repayments and discount amortization, and
•

Decrease in other liabilities primarily due to the payment of executive bonuses accrued in prior periods and lower principal and interest advances on residential loans serviced by others partially offset by $0.6 million of Williams & Bennett accrued liabilities.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Liquidity and Capital Resources

The Company held cash of  $28.8 million at March 31, 2014. This does not include $2.5 million, $0.9 million and $0.7 million of cash held in FAR, Renin and BBX Sweet Holdings, respectively.  The Company had $3.3 million of current liabilities as of March 31, 2014.  The Company’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans and sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate and distributions received from Woodbridge.

The Company expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, cash flows and business of Bluegreen, Woodbridge’s wholly owned subsidiary, as well as restrictions contained in Bluegreen’s debt facilities, and as a consequence, the Company may not receive dividends from Woodbridge in the time frames or amounts anticipated, or at all.

The Company also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM and BBX Partners, each of which is wholly-owned by BBX Capital, and distributions from its 5% membership interest in FAR.  The Company also may seek to obtain funds through borrowings or the issuance of equity securities. The Company anticipates utilizing these funds for general corporate purposes, including employee compensation and benefits, administrative and occupancy expenses, servicing costs, real estate operating expenses, Renin and BBX Sweet Holdings operating expenses and, to the extent of available liquidity, to pursue its business strategy to invest directly or through joint ventures, in real estate (which may include acquisition and/or development) and in operating businesses over time as assets are monetized.  BBX Sweet Holdings is pursuing other acquisitions in the candy and confections industry, and is currently in discussion with several companies throughout the United States and Canada. While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital beyond its 5% preferred membership interest until such time as BB&T’s preferred membership interest is fully repaid.  The balance of BB&T’s preferred membership interest in FAR was approximately $54.5 million at March 31, 2014.

Renin is seeking to refinance with a financial institution the $3.0 million term loan and $9.0 million revolving line of credit with Bluegreen.  As a consequence, Bluegreen extended the maturity date of its loan to Renin from April 30, 2014 to May 30, 2014.

As of March 31, 2014, Renin had available under its credit facility with Bluegreen up to $1.7 million of additional borrowings; however, borrowings under the Bluegreen facility are subject to available collateral.

A significant source of liquidity is the liquidation of loans and real estate and the contribution of properties to real estate joint ventures.  During the three months ended March 31, 2014, the proceeds from the liquidation of loans and real estate were approximately $5.6 million and $4.9 million, respectively and proceeds from the contribution of properties to joint ventures were $2.9 million.

The Company’s real estate activities includes hiring property managers to operate income producing properties, making protective expenditures in an effort to maintain the value of properties and undertaking the development or improvement of properties to position the properties for sale, or potential joint venture arrangements.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The Company’s Contractual Obligations and Off Balance Arrangements as of March 31, 2014 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$54,504	-	-	-	54,504
Operating lease obligation	5,225	2,102	2,355	672	96
Notes payable to related parties	22,012	10,262	-	11,750	-
Notes payable	10,000	574	1,398	648	7,380
Other obligations	190	120	70	-	-
Total contractual cash obligations	$91,931	13,058	3,823	13,070	61,980

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The discussion contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about the Company’s primary market risk, which is equity pricing risk associated with the real estate market.

The majority of the Company’s assets are real estate held-for-investment or real estate held-for-sale and loans secured by real estate.  The Company’s financial condition and earnings are significantly affected by changes in real estate values in the markets where the real estate is located.  The Company’s equity pricing risk associated with the real estate market did not significantly change during the three months ended March 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March  31, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  Management has excluded Renin Holdings LLC and its subsidiaries (“Renin”), Hoffman’s chocolates and its subsidiaries (“Hoffman’s”) and Williams & Bennett from its review of the changes in internal control over financial reporting that occurred during the quarter ended March 31, 2014.  We acquired these businesses during the fourth quarter of 2013 and the first quarter of 2014 and our management has not conducted an assessment of the acquired businesses’ internal control over financial reporting.   Renin’s total revenues and total assets represented 67% and 6%, respectively, of the related consolidated financial statement amounts as of and for the three months ended March 31, 2014. Hoffman’s and Williams & Bennett’s total revenues and total assets represented 13% and 2%, respectively, of the related consolidated financial statement amounts as of and for the quarter ended March 31, 2014.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

BBX Capital Corporation

May 12, 2014	By	/s/ Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/
Chairman of the Board

May 12, 2014	By:	/s/ John K. Grelle
Date		John K. Grelle
Executive Vice President,
Chief Financial Officer