Form 10-Q
period 2014-06-30
BBX CAPITAL CORP
filed 2014-08-08
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Small reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] YES   [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Title of Each Class	Outstanding at August 4, 2014
Class A Common Stock, par value $0.01 per share	17,088,390
Class B Common Stock, par value $0.01 per share	195,045

TABLE OF CONTENTS
		Page
Part I.	FINANCIAL INFORMATION

Reference

Item 1.	Financial Statements	3-41

	Consolidated Statements of Financial Condition - June 30, 2014 and December 31,	3
	2013 - Unaudited

	Consolidated Statements of Operations - For the Three and Six Months Ended	4
	June 30, 2014 and 2013 - Unaudited

	Consolidated Statements of Comprehensive Income (Loss) - For the Three and Six Months	5
	Ended June 30, 2014 and 2013 - Unaudited

	Consolidated Statements of Total Equity - For the Six Months Ended June 30, 2014	6
	and 2013 - Unaudited

	Consolidated Statements of Cash Flows - For the Six Months Ended June 30,	7
	2014 and 2013 - Unaudited

	Notes to Consolidated Financial Statements - Unaudited	8-41

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	42-59

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	59

Item 4.	Controls and Procedures	59

Part II.	OTHER INFORMATION

Item 1A.	Risk Factors	60

Item 6.	Exhibits	60

	Signatures	61

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION-UNAUDITED

	June 30,	December 31,
(In thousands, except share data)	2014	2013
ASSETS
Cash and interest bearing deposits in banks ($2,777 and $8,686 in Variable Interest Entities ("VIE"))	$47,881	43,138
Loans held for sale ($46,641 and $53,846 in VIE)	46,641	53,846
Loans receivable, net of allowance for loan losses of $1,881 and $2,713 ($27,818 and $56,170, net of allowance of $1,881 and $1,759 in VIE)	39,530	72,226
Real estate held for investment ($23,692 and $15,836 in VIE)	93,032	107,336
Real estate held for sale ($15,183 and $23,664 in VIE)	38,021	33,971
Investment in unconsolidated real estate joint ventures	7,437	1,354
Investment in Woodbridge Holdings, LLC	78,057	78,573
Properties and equipment, net ($7,730 and $7,899 in VIE)	14,688	14,824
Inventories	10,899	9,155
Goodwill and other intangible assets	4,377	2,686
Other assets ($1,332 and $2,413 in VIE)	18,732	14,038
Total assets	$399,295	431,147
LIABILITIES AND EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC ($26,986 and $68,517 in VIE)	$26,986	68,517
Notes payable to related parties	11,750	21,662
Notes payable	16,871	9,034
Other liabilities ($12,785 and $12,355 in VIE)	29,539	28,368
Total liabilities	85,146	127,581
Commitments and contingencies (Note 12)
Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Class A common stock, $.01 par value, authorized 25,000,000
shares; issued and outstanding 15,810,588 and 15,778,088 shares	158	158
Class B common stock, $.01 par value, authorized 1,800,000
shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	346,976	345,300
Accumulated deficit	(34,442)	(43,091)
Accumulated other comprehensive income	47	13
Total BBX Capital Corporation shareholders' equity	312,741	302,382
Noncontrolling interest	1,408	1,184
Total equity	314,149	303,566
Total liabilities and equity	$399,295	431,147

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except share and per share data)	2014	2013	2014	2013
Revenues:
Sales	$15,804	-	32,671	-
Interest income	1,282	2,373	3,058	5,418
Net gains on the sales of assets	3,926	2,194	3,877	4,256
Income from real estate operations	1,473	1,194	2,966	2,430
Other	448	387	1,489	879
Total revenues	22,933	6,148	44,061	12,983
Costs and expenses:
Cost of goods sold	11,445	-	23,546	-
BB&T's priority return in FAR distributions	222	906	553	1,919
Interest expense	463	334	959	503
Real estate operating expenses	1,938	1,392	3,491	2,468
Selling, general and administrative expenses	11,924	6,658	23,425	14,843
Total costs and expenses	25,992	9,290	51,974	19,733
Equity earnings in Woodbridge Holdings, LLC	8,108	3,442	14,330	3,442
Equity losses in unconsolidated real estate joint ventures	(26)	-	(32)	-
Recoveries from (provision for) loan losses	2,046	(172)	3,294	(931)
Asset impairments, net	94	(2,977)	(1,225)	(5,142)
Income (loss) from continuing operations before income taxes	7,163	(2,849)	8,454	(9,381)
Provision for income taxes	6	-	6	-
Net income (loss)	7,157	(2,849)	8,448	(9,381)
Less: net loss attributable to non-controlling interest	134	-	201	-
Net income (loss) attributable to BBX Capital Corporation	$7,291	(2,849)	8,649	(9,381)
Basic earnings (loss) per share	$0.46	(0.18)	0.54	(0.59)
Diluted earnings (loss) per share	$0.43	(0.18)	0.52	(0.59)
Basic weighted average number of common
shares outstanding	16,005,633	15,805,009	15,995,757	15,795,492
Diluted weighted average number of common and
common equivalent shares outstanding	16,790,560	15,805,009	16,746,419	15,795,492

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) UNAUDITED

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except share and per share data)	2014	2013	2014	2013
Net income (loss)	$7,157	(2,849)	8,448	(9,381)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	12	-	42	-
Comprehensive income (loss)	7,169	(2,849)	8,490	(9,381)
Less: net loss attributable to non-controlling interest	134	-	201	-
Foreign currency translation adjustments attributable to non-controlling interest	(2)	-	(8)	-
Total comprehensive income (loss) attributable to BBX Capital Corporation	$7,301	(2,849)	8,683	(9,381)

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 - UNAUDITED

				Accumulated
		Additional		Other	BBX Capital	Non-
	Common	Paid-in	(Accumulated	Comprehensive	Corporation	Controlling	Total
(In thousands)	Stock	Capital	Deficit)	Income	Equity	Interest	Equity
BALANCE, DECEMBER 31, 2012	$157	331,097	(90,930)	-	240,324	-	240,324
Net loss	-	-	(9,381)	-	(9,381)	-	(9,381)
Investment in Woodbridge Holdings, LLC	-	13,337	-	-	13,337	-	13,337
Share based compensation expense	-	1,115	-	-	1,115	-	1,115
BALANCE, JUNE 30, 2013	$157	345,549	(100,311)	-	245,395	-	245,395

BALANCE, DECEMBER 31, 2013	$160	345,300	(43,091)	13	302,382	1,184	303,566
Net income	-	-	8,649	-	8,649	(201)	8,448
Noncontrolling interest distributions	-	-	-	-	-	(157)	(157)
Noncontrolling interest contributions	-	-	-	-	-	574	574
Other comprehensive income	-	-	-	34	34	8	42
Share based compensation expense	-	1,676	-	-	1,676	-	1,676
BALANCE, JUNE 30, 2014	$160	346,976	(34,442)	47	312,741	1,408	314,149

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Six Months
	Ended June 30,
(In thousands)	2014	2013
Net cash provided by (used in) operating activities	$3,284	(8,873)
Investing activities:
Proceeds from redemption of tax certificates	462	1,514
Purchase of tax certificates	-	(31)
Proceeds from maturities of interest bearing deposits	-	496
Repayments of loans	30,997	41,479
Proceeds from the sales of loans transferred to held for sale	-	1,100
Additions to real estate	(312)	-
Proceeds from sales of real estate	13,870	22,496
Proceeds from the contribution of real estate to unconsolidated real estate joint ventures	4,710	-
Purchases of properties and equipment	(342)	(21)
Proceeds from sales of properties and equipment	53	-
Investments in unconsolidated real estate joint ventures	(2,595)	(1,300)
Investment in Woodbridge Holdings, LLC	-	(60,404)
Return of Woodbridge Holdings, LLC investment	516	5,351
Cash paid for acquisitions, net of cash acquired	(2,000)	-
Net cash provided by investing activities	45,359	10,680
Financing activities:
Repayment of notes payable	(349)	-
Repayments of notes payable to related parties	(3,267)	-
Proceeds from notes payable to related parties	830	-
Repayment of BB&T preferred interest in FAR, LLC	(41,531)	(42,399)
Noncontrolling interest contributions	574	-
Noncontrolling interest distributions	(157)	-
Net cash used in financing activities	(43,900)	(42,399)
Increase (decrease) in cash and cash equivalents	4,743	(40,592)
Cash and cash equivalents at the beginning of period	43,138	62,377
Cash and cash equivalents at end of period	$47,881	21,785
Cash paid for:
Interest paid	$1,413	2,309
Supplementary disclosure of non-cash investing and
financing activities:
Loans and tax certificates transferred to real estate held for investment or real estate held-for-sale	13,229	14,086
Loans transferred to properties and equipment	-	12,834
Refinance of notes payable to related parties	7,475	-
Receivable from sale of real estate held-for-sale	5,265	-
Transfer from real estate-held-for-investment to real estate-held-for-sale	18,916	-
Tax certificates transferred to tax certificates held for sale	-	494
Notes payable issued in connection with the investment in Woodbridge Holdings, LLC	-	11,750
Increase in additional paid-in-capital associated with the investment in Woodbridge Holdings, LLC	-	13,337
Real estate held-for-investment transferred to investment in real estate joint ventures	1,920	-
Change in accumulated other comprehensive income	42	-

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

In April 2013, BBX Capital acquired a 46% equity interest in Woodbridge Holdings, LLC (“Woodbridge”).  Woodbridge’s principal asset is its ownership of Bluegreen Corporation and its subsidiaries (“Bluegreen”).  Bluegreen is a vacation ownership company with over 60 owned or managed resorts and 180,000 owners of vacation ownership interests.  BFC Financial Corporation (“BFC”), the controlling shareholder of the Company, owns the remaining 54% of Woodbridge (see Note 2 Investment in Woodbridge Holdings, LLC).

In October 2013, Renin Holdings, LLC (“Renin”), a newly formed joint venture owned 81% by BBX Capital and 19% by BFC, acquired substantially all of the assets and certain liabilities of Renin Corp. (“the Renin Transaction”).  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products. Renin is headquartered in Canada and has two manufacturing, assembly and distribution facilities in Canada and the United States and a distribution facility in the United Kingdom.

In December 2013, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), a wholly-owned subsidiary of BBX Capital, acquired the outstanding equity interest in Hoffman’s Chocolates and its subsidiaries Boca Bons, LLC and S&F Good Fortunes, LLC (collectively, “Hoffman’s”).  Hoffman’s is a manufacturer of gourmet chocolates, with four retail locations in South Florida.

In January 2014, BBX Sweet Holdings acquired Williams & Bennett, a Florida based manufacturer of quality chocolate products.  The fair value of the identifiable net assets acquired was $2.1 million which included $1.5 million of other intangible assets, $1.1 million of inventory and $0.7 million of liabilities assumed.  In July 2014, BBX Sweet Holdings acquired Jer’s Chocolates, a California based distributor of peanut butter chocolate products internationally and in the United States.  In July 2014, BBX Sweet Holdings acquired Helen Grace Chocolates, a California based manufacturer of premium chocolate confections, chocolate bars, chocolate candies and truffles.   The BBX Sweet Holdings acquisitions are not considered material to the Company’s financial condition or results of operation, as of or for the three and six month periods ended June 30, 2014.

The Company has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. BFC currently owns 100% of the Company’s Class B common stock and 51% of the Company’s outstanding Class A common stock resulting in BFC owning 52% of the Company’s aggregate outstanding common stock and 72% of the voting power of the Company’s common stock. The percentage of total common equity represented by Class A and Class B common stock was 99% and 1% at June 30, 2014, respectively. The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 97,523 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis.

In May 2013, BBX Capital entered into a definitive merger agreement (the “Merger Agreement”) with BFC and BBX Merger Sub, LLC, a newly formed wholly owned subsidiary of BFC (“Merger Sub”). The Merger Agreement provides for BBX Capital to merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company of the Merger and a wholly owned subsidiary of BFC. Under the terms of the Merger Agreement, which was approved by a special committee comprised of the Company’s independent directors (the “Special Committee”) as well as the full boards of directors of both BFC and the Company, the Company’s shareholders (other than BFC and shareholders of the Company who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of the Company’s Class A Common Stock that they hold at the effective time of the Merger (as such exchange ratio may be adjusted in accordance with the terms of the Merger Agreement, the “Exchange Ratio”). Each option to acquire shares of the Company’s Class A Common Stock that is outstanding at the effective time of the Merger, whether or not then exercisable, will be converted into an option to acquire

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, each share of the Company’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the Merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio. The Merger Agreement was approved by the Company’s shareholders and by BFC’s shareholders on April 29, 2014. Consummation of the Merger is subject to certain closing conditions, including, without limitation, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the Merger and the absence of any “Material Adverse Effect” (as defined in the Merger Agreement) with respect to either the Company or BFC.

BBX Capital’s principal asset until July 31, 2012 was its ownership of BankAtlantic and its subsidiaries (“BankAtlantic”).  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida and provided traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida.  On November 1, 2011, the Company entered into a definitive agreement to sell BankAtlantic to BB&T Corporation (“BB&T”), which agreement was amended on March 13, 2012 (“the Agreement”).  On July 31, 2012, BBX Capital completed the sale to BB&T of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described herein are collectively referred to as the “BB&T Transaction”). Pursuant to the terms of the Agreement, prior to the closing of the BB&T Transaction, BankAtlantic formed two wholly-owned subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”).  BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and real estate that had an aggregate carrying value on BankAtlantic’s Balance Sheet of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to the Company.  At the closing of the BB&T Transaction, the Company transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of the Company’s $285.4 million in principal amount of outstanding trust preferred securities (“TruPS”) obligations, as described in further detail below. The Company continues to hold the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company agreement of FAR, which was entered into by the Company and BB&T at the closing, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and the Company will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. The Company entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years. BB&T’s preferred interest in FAR as of June 30, 2014 had been reduced through cash distributions to $27.0 million.

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

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of the Company's consolidated financial condition at June 30, 2014, the consolidated results of operations and consolidated statement of comprehensive income for the three and six months ended June 30, 2014 and 2013, and the consolidated total equity and cash flows for the six months ended June 30, 2014 and 2013.  The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results of operations that may be expected for the subsequent interim periods during 2014 or for

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

the year ended December 31, 2014.  The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2014.

Basic earnings per share excludes dilution and is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common shares or restricted common stock of the Company were exercised or lapse. In calculating diluted earnings per share, net income attributable to the Company is divided by the weighted average number of common shares. Options and restricted stock are included in the weighted average number of common shares outstanding based on the treasury stock method, if dilutive.  During the three and six months ended June 30, 2014 options to acquire 21,282 shares of Class A common stock were anti-dilutive.  During the three and six months ended June 30, 2013 options to acquire 25,195 shares of Class A common stock and outstanding restricted stock Class A Common Stock awards in the amount of 1,162,906 were anti-dilutive.

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

Goodwill and other intangible assets consisted of $0.3 million of goodwill associated with the Williams & Bennett acquisition, and $4.1 million of other identifiable intangible assets including trade names, customer relationships and lease premiums acquired in connection with the Renin Transaction and the Hoffman’s and Williams & Bennett acquisitions.

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

New Accounting Pronouncements:

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

Update Number 2014-09 – Revenue from Contracts with Customers – (Topic 606). This update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply this update either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying this update at the date of initial application and not adjusting comparative information. The Company is

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

currently evaluating the requirements of this update and has not yet determined its impact on the Company's consolidated financial statements.

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

Update Number 2014-04 – Receivables - (Topic 310-40):  Troubled Debt Restructurings by Creditors. This update provides guidance on when a creditor should derecognize a consumer mortgage loan and recognize a foreclosed asset upon taking physical possession of residential real property collateralizing a consumer mortgage loan. A creditor is considered to have received physical possession of residential real property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. This update is effective for annual and interim periods beginning after December 15, 2014.  The Company does not believe that this update will have a material effect on its financial statements.

Liquidity Considerations

The Company’s cash was $45.0 million at June 30, 2014. This amount does not include $2.7 million and $0.2 million of cash held in FAR and Renin, respectively.  The Company had $4.7 million of current liabilities as of June 30, 2014.  The Company’s principal source of liquidity is its cash holdings, funds obtained from payments on and sales of its loans, loan payoffs, sales of real estate, income from income producing real estate, and distributions received from FAR and Woodbridge. While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to the Company until the BB&T preferred membership interest is repaid. The balance of BB&T’s preferred membership interest in FAR was approximately $27.0 million and $16.4 million at June 30, 2014 and July 31, 2014, respectively.  Based on current and expected liquidity needs and sources, the Company expects to be able to meet its liquidity needs over the next twelve months.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following are the adjustments to the investment in Woodbridge under the equity method for the three and six months ended June 30, 2014 and for the three months ended June 30, 2013 (in thousands):

	For the Three Months		For the Six
	Ended June 30,		Months Ended
	2014	2013	June 30, 2014

Cash to Woodbridge	$-	60,404	-
Note payable to Woodbridge	-	11,750	-
Increase in additional paid-in capital	-	13,337	-
Investment in Woodbridge	84,795	85,491	78,573
Equity earnings in Woodbridge	8,108	3,442	14,330
Dividends received from Woodbridge	(14,846)	(8,793)	(14,846)
Investment in Woodbridge	$78,057	80,140	78,057

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The condensed Statements of Financial Condition as of the dates indicated of Woodbridge Holdings, LLC were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Assets
Cash and restricted cash	$214,212	224,104
Notes receivable, net	448,080	467,319
Inventory of real estate	203,891	204,256
Intangible assets	64,027	64,142
Other assets	145,080	126,494
Total assets	$1,075,290	1,086,315
Liabilities and Equity
Accounts payable, accrued liabilities and other	$116,358	116,956
Deferred tax liabilities, net	97,347	76,726
Notes payable	501,243	537,500
Junior subordinated debentures	148,724	147,431
Total liabilities	863,672	878,613
Total Woodbridge members' equity	168,859	169,981
Noncontrolling interest	42,759	37,721
Total equity	211,618	207,702
Total liabilities and equity	$1,075,290	1,086,315

The condensed Statement of Operations of Woodbridge Holdings, LLC is as follows (in thousands):

	For the Three Months		For the Six
	Ended June 30,		Months Ended
	2014	2013	June 30, 2014
Total revenues	$150,617	131,876	280,537
Total costs and expenses	120,262	115,381	225,195
Other income	689	358	1,377
Income from continuing operations before taxes	31,044	16,853	56,719
Provision for income taxes	11,441	5,540	20,586
Income from continuing operations	19,603	11,313	36,133
Loss from discontinued operations, net of tax	103	(78)	57
Net income	19,706	11,235	36,190
Net income attributable to noncontrolling interest	(2,080)	(3,752)	(5,038)
Net income attributable to Woodbridge	17,626	7,483	31,152
BBX Capital 46% equity earnings in Woodbridge	$8,108	3,442	14,330

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

3.  Consolidated Variable Interest Entities

FAR

In consideration for BB&T assuming BBX Capital’s $285.4 million in principal amount of TruPS in connection with the sale of BankAtlantic, BB&T received from BBX Capital at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR (Class A Units in FAR) which it will hold until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum. At that time, BBT’s interest in FAR will terminate, and BBX Capital, which holds the remaining 5% of the Class A Units and 100% of the Class R units, will thereafter be the sole member of FAR and be entitled to any and all residual proceeds.  FAR’s assets were expected to be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BBX Capital provided BB&T with an incremental $35 million guarantee to further support BB&T’s recovery within seven years of the $285 million preference amount. At June 30, 2014 and July 31, 2014, BB&T’s preferred interest in FAR had been reduced to approximately $27.0 million and $16.4 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The carrying amount of the assets and liabilities of FAR and the classification of these assets and liabilities in the Company’s Statement of Financial Condition was as follows (in thousands):

	June 30,	December 31,
	2014	2013
Cash and interest bearing deposits in banks	$2,668	8,388
Loans held-for-sale	46,641	53,846
Loans receivable, net	27,818	56,170
Real estate held-for-investment	23,279	15,509
Real estate held-for-sale	15,183	23,664
Properties and equipment, net	7,730	7,899
Other assets	957	2,413
Total assets	$124,276	167,889
BB&T preferred interest in FAR, LLC	$26,986	68,517
Other liabilities	12,698	12,343
Total liabilities	$39,684	80,860

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

BBX Capital’s maximum loss exposure in FAR if all of FAR’s assets were deemed worthless would have been $111 million as of June 30, 2014, consisting of a loss of $84 million of net assets, and the incremental guarantee in favor of BB&T for repayment of the $27 million balance of the preference amount.

JRG/BBX Development, LLC (“North Flagler”)

In October 2013, an indirect wholly-owned subsidiary of BBX Capital entered into the North Flagler joint venture with JRG USA, and in connection with the formation of the joint venture JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre real estate parcel overlooking the Intracoastal Waterway in West Palm Beach Florida and we invested $0.5 million of cash.  This joint venture is seeking to expand land entitlements and is currently working to amend the current zoning designation and increase the parcel’s residential height restrictions with a view to increasing the value of the parcel.  We are entitled to receive 80% of any joint venture distributions until we recover our capital investment and then will be entitled to receive 70% of any joint venture distributions thereafter.  We are the managing member and have control of all aspects of the operations of the joint venture.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The carrying amount of the assets and liabilities of North Flagler and the classification of these assets and liabilities in the Company’s Statement of Financial Condition was as follows (in thousands):

	June 30,	December 31,
	2014	2013
Cash and interest bearing deposits in banks	$109	298
Real estate held-for-investment	413	327
Other assets	375	-
Total assets	$897	625
Other liabilities	$87	12
Noncontrolling interest	$135	135

BBX Capital’s maximum loss exposure in North Flagler if all of North Flagler’s assets were deemed worthless would have been $675,000 as of June 30, 2014.

4.  Investments in Unconsolidated Real Estate Joint Ventures

The Company had the following investments in unconsolidated real estate joint ventures (in thousands):

	June 30,	December 31,
	2014	2013
Altis at Kendall Square, LLC	$1,298	1,300
New Urban/BBX Development, LLC	2,368	54
Sunrise and Bayview Partners, LLC	1,800	-
PGA Design Center Holdings, LLC	1,971	-
Investments in unconsolidated real estate joint ventures	$7,437	1,354

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

New Urban/BBX Development, LLC (“Village at Victoria Park”)

In December 2013, the Company entered into a joint venture agreement with New Urban Communities to develop

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

2 acres of vacant land located near downtown Fort Lauderdale, Florida as 30 single-family homes. The closing of the joint venture was subject to obtaining third party acquisition, development and construction financing. The Company and New Urban Communities each have a 50% membership interest in the joint venture and New Urban Communities serves as the developer and the manager.

In April 2014, the joint venture obtained an acquisition, development and construction loan from a financial institution and the Company and New Urban Communities each contributed $692,000 to the joint venture as a capital contribution. The joint venture purchased the two acre site from the Company for $3.6 million consisting of $1.8 million in cash (less $0.2 million in selling expenses) and a $1.6 million promissory note.  The promissory note bears interest at 8% per annum and is subordinated to the financial institution acquisition, development and construction loan.

The Company’s deferred profits and recognized gain on the sale of the site to the joint venture was as follows (in thousands):

Sales price	$3,600
Selling expenses	(169)
Carrying value of property	(889)
Gross profits	2,542
Notes receivable subject to future subordination	1,600
Land acquisition loan	566
Gross profits deferred - cost recovery method	2,166
Gross profits before equity interest deferral	376
Equity interest in real estate joint venture	50%
Equity interest gross profit deferred	188
Total gross profits deferred included in other liabilities	2,354
Gross profits recognized in net gains on sales of assets	$188

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

Sunrise and Bayview Partners

In June 2014, the Company entered into a joint venture agreement with an affiliate of Procacci Development Corporation (“PDC”) and the Company and PDC each contributed $1.8 million in the Sunrise and Bayview Partners joint venture.  The Company and PDC each have a 50% interest in the joint venture.  In July 2014, the joint venture borrowed $5.0 million from PDC and acquired for $8.0 million three acres of real estate in Fort Lauderdale, Florida. The property is improved with an approximate 84,000 square foot office building along with a convenience store and gas station.  The Company provided PDC with a guarantee of 50% of the outstanding balance of the joint venture’s $5.0 million loan with PDC.  The joint venture is in the process of refinancing the PDC borrowings with a financial institution.

The Company analyzed the Sunrise and Bayview Partners operating agreement and determined that we are not the primary beneficiary and therefore the investment in the real estate joint venture was accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that PDC has the power to direct activities of the joint venture that most significantly affect the joint venture’s performance as it is managing the property, including locating

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

tenants, executing leases, collecting rent payments and conducting development activities. Additionally, PDC also receives significant benefits from the joint venture in excess of its 50% membership interest in the form of development and property management fees.

PGA Design Center Holdings, LLC (“PGA Design Center”)

In December 2013, the Company purchased a commercial property with three existing buildings consisting of 145,000 square feet of mainly furniture retail space for $6.1 million. In January 2014, the Company entered into a joint venture with Stiles Development, and in connection with the formation of the joint venture, the Company sold the commercial property to the joint venture in exchange for $2.9 million in cash and a 40% interest in the joint venture. The joint venture intends to seek governmental approvals to change the use of a portion of the property from retail to office and subsequently sell or lease the property. The property contributed to the joint venture excluded certain residential development entitlements valued at $1.2 million which were transferred to adjacent parcels owned by the Company.

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

Bonterra – CC Devco Homes (formerly Hialeah Communities)

In July 2014, the Company entered into a joint venture agreement with CC Devco Homes to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah Florida. The Company transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, the Company received a joint venture interest and $2.2 million in cash. The Company is entitled to receive 45% of the joint venture distributions and the Company initially contributed 57% of the capital. The Company continues to be liable for the $8.3 million mortgage that was assumed by the joint venture.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

5.  Loans Held-for-Sale

Loans held-for-sale were as follows (in thousands):

	June 30,	December 31,
	2014	2013
Residential	$35,070	38,223
First-lien consumer	3,729	4,176
Small business	7,842	11,447
Total loans held-for-sale	$46,641	53,846

Loans held-for-sale are reported at the lower of cost or fair value.  The Company transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  The Company transfers loans previously held-for-sale to loans held-for-investment at the lower of cost or fair value on the transfer date.  All loans held-for-sale at June 30, 2014 and December 31, 2013 were owned by FAR.

In July 2014, the Company received net proceeds of approximately $9.6 million from the sale of its first-lien consumer loan portfolio and $5.3 million of its residential loans.

6.  Loans Receivable

The loan portfolio consisted of the following components (in thousands):

	June 30,	December 31,
	2014	2013
Commercial non-real estate	$1,362	3,331
Commercial real estate	31,971	62,937
Consumer	8,078	8,618
Residential	-	53
Total gross loans	41,411	74,939
Adjustments:
Premiums, discounts and net deferred fees	-	-
Allowance for loan losses	(1,881)	(2,713)
Loans receivable -- net	$39,530	72,226

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was (in thousands):

	June 30,	December 31,
Loan Class	2014	2013
Commercial non-real estate	$1,362	3,331
Commercial real estate	21,228	45,540
Consumer	3,022	2,972
Residential	-	53
Total nonaccrual loans	$25,612	51,896

An age analysis of the past due recorded investment in loans receivable as of June 30, 2014 and December 31, 2013 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
June 30, 2014	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	1,032	1,362
Commercial real estate:	989	-	8,202	9,191	22,780	31,971
Consumer	442	-	2,606	3,048	5,030	8,078
Residential:	-	-	-	-	-	-
Total	$1,431	-	11,138	12,569	28,842	41,411

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2013	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	2,269	2,269	1,062	3,331
Commercial real estate:	-	-	22,729	22,729	40,208	62,937
Consumer	317	293	2,480	3,090	5,528	8,618
Residential:	-	-	53	53	-	53
Total	$317	293	27,531	28,141	46,798	74,939

(1)  The Company had no loans that were past due greater than 90 days and still accruing as of June 30, 2014 or December 31, 2013.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2014 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$-	113	-	1,475	-	1,588
Charge-offs :	-	-	-	(281)	(1)	(282)
Recoveries :	27	2,083	80	379	52	2,621
Provision:	(27)	(2,081)	(80)	193	(51)	(2,046)
Ending balance	$-	115	-	1,766	-	1,881
Ending balance individually
evaluated for impairment	$-	-	-	-	-	-
Ending balance collectively
evaluated for impairment	-	115	-	1,766	-	1,881
Total	$-	115	-	1,766	-	1,881
Loans receivable:
Ending balance individually
evaluated for impairment	$1,362	21,228	-	2,229	-	24,819
Ending balance collectively
evaluated for impairment	$-	10,743	-	5,849	-	16,592
Total	$1,362	31,971	-	8,078	-	41,411
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	-	-

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2013 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,196	1,437	-	1,993	623	5,249
Charge-offs:	-	(2,509)	-	(911)	(59)	(3,479)
Recoveries :	84	1,870	42	559	747	3,302
Provision :	104	174	(42)	1,084	(1,148)	172
Ending balance	$1,384	972	-	2,725	163	5,244
Ending balance individually
evaluated for impairment	$822	461	-	-	-	1,283
Ending balance collectively
evaluated for impairment	562	511	-	2,725	163	3,961
Total	$1,384	972	-	2,725	163	5,244
Loans receivable:
Ending balance individually
evaluated for impairment	$3,341	135,249	-	4,563	38,374	181,527
Ending balance collectively
evaluated for impairment	$6,824	23,170	-	10,010	10,700	50,704
Total	$10,165	158,419	-	14,573	49,074	232,231
Proceeds from loan sales	$-	1,100	-	-	-	1,100
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	-	-

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2014 was as follows (in thousands):

	Commercial	Commercial
	Non-Real	Real	Small
	Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$954	227	-	1,532	-	2,713
Charge-offs :	(1,939)	-	-	(359)	(1)	(2,299)
Recoveries :	41	3,749	187	690	94	4,761
Provision :	944	(3,861)	(187)	(97)	(93)	(3,294)
Ending balance	$-	115	-	1,766	-	1,881
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	-	-

The activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2013 was as follows (in thousands):

	Commercial	Commercial
	Non-Real	Real	Small
	Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,735	1,869	-	1,261	446	5,311
Charge-offs:	-	(3,688)	-	(1,287)	(448)	(5,423)
Recoveries :	255	2,147	116	1,017	890	4,425
Provision :	(606)	644	(116)	1,734	(725)	931
Ending balance	$1,384	972	-	2,725	163	5,244
Proceeds from loan sales	$-	1,100	-	-	-	1,100
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	-	-

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Impaired Loans -  Loans are considered impaired when, based on current information and events, the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement.  Impairment is evaluated based on past due status for consumer and residential loans.  Impairment is evaluated as part of the Company’s on-going credit monitoring process for commercial loans which results in the evaluation for impairment of substandard loans.  Factors considered in determining if a loan is impaired are past payment history, financial strength of the borrower or guarantors, and cash flow associated with the collateral or business.  If a loan is impaired, a specific valuation allowance is established, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or based on the fair value of the loan. Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans for all loan classes are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans as of June 30, 2014 and December 31, 2013 were as follows (in thousands):

	As of June 30, 2014			As of December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$-	-	-	3,001	4,472	954
Commercial real estate:	-	-	-	-	-	-
Consumer	949	2,138	949	920	2,228	920
Residential:	-	-	-	-	-	-
Total with allowance recorded	$949	2,138	949	3,921	6,700	1,874
With no related allowance recorded:
Commercial non-real estate	$1,362	3,097	-	330	634	-
Commercial real estate:	21,875	53,280	-	45,540	79,186	-
Consumer	6,692	8,602	-	7,165	8,730	-
Residential:	-	-	-	53	189	-
Total with no allowance recorded	$29,929	64,979	-	53,088	88,739	-
Total:
Commercial non-real estate	$1,362	3,097	-	3,331	5,106	954
Commercial real estate	21,875	53,280	-	45,540	79,186	-
Consumer	7,641	10,740	949	8,085	10,958	920
Residential	-	-	-	53	189	-
Total	$30,878	67,117	949	57,009	95,439	1,874

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Average recorded investment and interest income recognized on impaired loans for the three and six months ended June  30, 2014 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014		June 30, 2014
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$-	-	-	-
Commercial real estate:	-	-	-	-
Consumer	1,048	4	930	5
Residential:	-	-	-	-
Total with allowance recorded	$1,048	4	930	5
With no related allowance recorded:
Commercial non-real estate	$1,390	-	1,391	-
Commercial real estate:	21,876	154	21,879	274
Consumer	6,738	50	6,790	127
Residential:	-	-	-	-
Total with no allowance recorded	$30,004	204	30,060	401
Total:
Commercial non-real estate	$1,390	-	1,391	-
Commercial real estate	21,876	154	21,879	274
Consumer	7,786	54	7,720	132
Residential	-	-	-	-
Total	$31,052	208	30,990	406

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Average recorded investment and interest income recognized on impaired loans for the three and six months ended June  30, 2013 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013		June 30, 2013
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$3,023	24	3,028	84
Commercial real estate:
Residential	2,746	-	3,036	-
Other	19,777	154	24,577	350
Consumer	1,870	-	1,011	-
Residential:
Residential-interest only	-	-	-	-
Residential-amortizing	-	-	-	-
Total with allowance recorded	$27,416	178	31,652	434
With no related allowance recorded:
Commercial non-real estate	$330	-	330	-
Commercial real estate:
Residential	42,873	75	42,467	313
Other	74,069	218	78,032	673
Consumer	12,493	66	14,032	142
Residential:
Residential-interest only	15,226	28	15,123	28
Residential-amortizing	29,852	137	29,878	233
Total with no allowance recorded	$174,843	524	179,862	1,389

Commercial non-real estate	$3,353	24	3,358	84
Commercial real estate	139,465	447	148,112	1,336
Consumer	14,363	66	15,043	142
Residential	45,078	165	45,001	261
Total	$202,259	702	211,514	1,823

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

The Company monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans remain subject to quarterly impairment analyses and adjustments.  Included in total impaired loans as of June 30, 2014 were $18.9 million of collateral dependent loans, which were measured for impairment using current appraisals.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The Company had no commitments to lend additional funds on impaired loans as of June 30, 2014.

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

There were no troubled debt restructurings during the three and six months ended June 30, 2014 and 2013.  There were no loans modified in troubled debt restructurings beginning January 1, 2013 through June 30, 2014 that experienced a payment default during the three and six months ended June 30, 2014. There were no loans modified in troubled debt restructurings beginning January 1, 2012 through June 30, 2013 that experienced a payment default during the three and six months ended June 30, 2013.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of June 30,	As of December 31,
	2014	2013
Land	$32,005	18,268
Rental properties	1,748	6,168
Residential single-family	3,781	6,447
Other	487	3,088
Total held-for-sale	$38,021	33,971

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of June 30,	As of December 31,
	2014	2013
Land	$61,052	79,656
Rental properties	31,191	26,891
Other	789	789
Total held-for-investment	$93,032	107,336

The following table presents the activity in real estate held-for-sale and held-for-investment for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014		June 30, 2014
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period	$33,444	108,430	33,971	107,336
Acquired through foreclosure	881	(63)	1,730	11,499
Transfers	15,345	(15,345)	18,916	(18,916)
Purchases	-	-	-	-
Improvements	-	119	-	311
Accumulated depreciation	-	(109)	-	(212)
Sales	(11,578)	-	(16,388)	(4,800)
Impairments	(71)	-	(208)	(2,186)
End of Period	$38,021	93,032	38,021	93,032

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013		June 30, 2013
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period	$38,888	38,781	45,637	37,413
Acquired through foreclosure	6,063	4	12,191	1,894
Improvements	-	-	-	-
Sales	(6,660)	-	(18,384)	(465)
Impairments	(2,248)	-	(3,401)	(57)
End of Period	$36,043	38,785	36,043	38,785

8.   Inventories

Inventories were as follows (in thousands):

	As of	As of
	June 30, 2014	December 31, 2013
Raw materials	$5,744	5,077
Work in process	-	379
Finished goods	5,155	3,699
Total	$10,899	9,155

Inventories are measured at the lower of cost, determined on a first-in, first-out basis, or market.  Cost includes all costs of conversions, including materials, direct labor, production overhead and amortization of equipment.  Raw materials are stated at the lower of cost, determined on a first-in, first-out basis, or market determined by reference to replacement cost.  Raw materials are not written down unless the goods in which they are incorporated are expected to be sold for less than cost, in which case, they are written down by reference to replacement cost of the raw materials.  Finished goods and work in process are stated at the lower of cost or market.  Shipping and handling fees billed to the customers are recorded as sales.  Included in the Company’s Statement of Operations as selling, general, and administrative expenses for the three and six months ended June 30, 2014 were $1.5 million and $3.0 million, respectively, of costs associated with shipping goods to customers.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

The table below shows the effect of these related party agreements and arrangements on the Company’s consolidated statements of operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Other revenues	$104	110	219	218
Expenses:
Employee compensation
and benefits	(145)	(48)	(215)	(81)
Other - back-office support	(42)	(52)	(85)	(91)
Net effect of affiliate transactions
before income taxes	$(83)	10	(81)	46

On October 30, 2013, Renin, which is owned 81% by the Company and 19% by BFC, was formed by the Company and BFC to complete the Renin Transaction. Bluegreen funded approximately $9.4 million of the Renin Transaction consideration in the form of a loan and revolver facility and the remaining funds necessary to complete the Renin Transaction were funded by BBX Capital and BFC pro rata in accordance with their percentage equity interests. Renin recognized $91,000 and $307,000, respectively, of interest expense under the Bluegreen loan for the three and six months ended June 30, 2014.

The Bluegreen loan had an outstanding balance of $9.7 million as of December 31, 2013.  On June 11, 2014, Renin entered into a credit agreement with Wells Fargo Capital Finance Corporation (“Lender”).  Under the terms and conditions of the Credit Agreement, the Lender made a $1.5 million term loan to Renin. The Credit Agreement also includes a revolving advance facility pursuant to which the Lender agreed to make loans to Renin on a revolving basis up to a maximum of approximately $18 million or, if lesser, the Borrowing Base (as defined in the Credit Agreement), subject to the Borrowers’ compliance with the terms and conditions of the Credit Agreement, including certain specific financial covenants as discussed below. Upon execution of the Credit Agreement and funding of the term loan, the Lender also made loans to Renin in the aggregate amount of approximately $6.5 million under the revolving advance facility. The approximate $8.0 million of financing received by Renin from the Lender, together with pro rata capital contributions to Renin from the Company and BFC of $2,025,000 and $475,000, respectively, were utilized to repay in full the Bluegreen loan.

Amounts outstanding under the term loan and loans made under the revolving advance facility bear interest at the Canadian Prime Rate or the daily three month LIBOR rate plus a margin specified in the Credit Agreement at various rates between 0.5% per annum and 3.25% per annum. The revolving advance facility also includes a 0.25% per annum fee charged on the amount of unused commitment. The term loan and borrowings under the revolving advance facility require monthly interest payments. In addition, beginning on October 1, 2014, the term loan requires quarterly principal repayments of $75,000. The maturity date under the Credit Agreement with respect to the term loan and all loans made pursuant to the revolving advance facility is June 11, 2019.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Under the terms and conditions of the Credit Agreement, Renin is required to comply with certain financial covenants from June 30, 2014 to November 30, 2014, including limits on monthly capital expenditures and the achievement of monthly EBITDA (as defined in the Credit Agreement) in amounts equal to or greater than specific amounts set forth in the Credit Agreement. In addition, beginning on December 1, 2014, Renin will be required to maintain as of the end of each month a certain specified Fixed Charge Coverage Ratio (as defined in the Credit Agreement) measured on a trailing twelve-month basis. The Credit Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of Renin to incur liens or engage in certain asset dispositions, mergers or consolidations, dissolutions, liquidations or winding up of its businesses. The loans are collateralized by all of Renin’s assets.

As disclosed in Note 2, on April 2, 2013, the Company invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The investment was made in connection with Woodbridge’s acquisition of the publicly held shares of Bluegreen. BFC holds the remaining 54% of Woodbridge.  The Company contributed $60 million in cash and issued to Woodbridge an $11.75 million note payable in connection with the Company’s acquisition of its 46% equity interest in Woodbridge.  During the three and six months ended June 30, 2014, the Company recognized $147,000 and $294,000, respectively, of interest expense in connection with the Woodbridge note payable.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

10.   Segment Reporting

The information provided for Segment Reporting is based on internal reports utilized by management. Results of continuing operations are reported through three reportable segments: BBX, FAR and Renin. The BBX reportable segment includes the results of operations of CAM and BBX Partners for the three and six months ended June 30, 2014 and 2013.  BBX’s activities consisted of the activities associated with managing its commercial loan portfolio, real estate properties, and portfolio of charged off loans as well as its investment in Woodbridge and investments in real estate joint ventures.

The FAR reportable segment consists of the activities associated with overseeing the management and monetization of its assets with a view to the repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.

The Renin reportable segment consists of the activities of Renin. Renin was acquired in October 2013; therefore, the Renin reportable segment includes the results of operations of Renin for the three and six months ended June 30, 2014.

The other column represents the activities of Hoffman’s and Williams & Bennett. The amounts are provided in order to reconcile the reportable segments to the financial statements.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies.  Intersegment transactions are eliminated in consolidation.

Depreciation and amortization consist of: depreciation on properties and equipment, amortization of leasehold improvements, and deferred rent.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The Company evaluates segment performance based on segment net income after tax. The table below provides segment information for the three and six months ended June 30, 2014 and 2013 (in thousands):

					Adjusting and
					Elimination	Segment
For the Three Months Ended:	BBX	FAR	Renin	Other	Entries	Total
June 30, 2014:
Revenues	$4,143	3,038	14,745	1,062	(55)	22,933
Costs and expenses	(6,385)	(2,871)	(15,444)	(1,347)	55	(25,992)
Recoveries from (provision for) loan losses	2,332	(286)	-	-	-	2,046
Asset impairments	-	94	-	-		94
Equity earnings in unconsolidated companies	8,082	-	-	-	-	8,082
Segment income (loss) before income taxes	8,172	(25)	(699)	(285)	-	7,163
Provision for income tax	-	-	6	-	-	6
Net income (loss)	$8,172	(25)	(705)	(285)	-	7,157
Total assets	$545,108	121,951	23,315	8,560	(299,639)	399,295
Equity method investments
included in total assets	$85,494	-	-	-	-	85,494
Expenditures for segment assets	$247	1	59	21	-	328
Depreciation and amortization	$86	154	67	135	-	442

					Adjusting and
					Elimination	Segment
For the Six Months Ended:	BBX	FAR	Renin	Other	Entries	Total
June 30, 2014:
Revenues	$5,159	6,348	28,883	3,791	(120)	44,061
Costs and expenses	(12,659)	(5,542)	(29,934)	(3,959)	120	(51,974)
Recoveries from (provision for) loan losses	3,336	(42)	-	-	-	3,294
Asset impairments	(81)	(1,144)	-	-	-	(1,225)
Equity earnings in unconsolidated companies	14,298	-	-	-	-	14,298
Segment income (loss) before income taxes	10,053	(380)	(1,051)	(168)	-	8,454
Provision for income tax	-	-	6	-	-	6
Net income (loss)	$10,053	(380)	(1,057)	(168)	-	8,448
Expenditures for segment assets	$255	1	65	21	-	342
Depreciation and amortization	$160	302	281	233	-	976

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

			Adjusting and
			Elimination	Segment
For the Three Months Ended:	BBX	FAR	Entries	Total
June 30, 2013:
Revenues	$3,342	2,854	(48)	6,148
Costs and expenses	(6,389)	(2,949)	48	(9,290)
Recoveries from (provision for) loan losses	1,031	(1,203)	-	(172)
Asset impairments	10	(2,987)	-	(2,977)
Equity earnings in Woodbridge	3,442	-	-	3,442
Segment income (loss) before income taxes	1,436	(4,285)	-	(2,849)
Provision for income tax	-	-	-	-
Net income (loss)	$1,436	(4,285)	-	(2,849)
Total assets	$434,729	243,554	(236,252)	442,031
Equity method investments
included in other assets	$80,140	-	-	80,140
Expenditures for segment assets	$-	-	-	-
Depreciation and amortization	$53	108	-	161

			Adjusting and
			Elimination	Segment
For the Six Months Ended:	BBX	FAR	Entries	Total
June 30, 2013:
Revenues	$7,065	6,019	(101)	12,983
Costs and expenses	(13,307)	(6,527)	101	(19,733)
Recoveries from (provision for) loan losses	1,449	(2,380)	-	(931)
Asset impairments	(917)	(4,225)	-	(5,142)
Equity earnings in Woodbridge	3,442	-	-	3,442
Segment income (loss) before income taxes	(2,268)	(7,113)	-	(9,381)
Provision for income tax	$-	-	-	-
Net income (loss)	$(2,268)	(7,113)	-	(9,381)
Expenditures for segment assets	$21	-	-	21
Depreciation and amortization	$108	108	-	216

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

11.  Fair Value Measurement

There were no assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of June 30, 2014 and December 31, 2013.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2014 (in thousands):

		Fair Value Measurements Using
		Quoted prices in			Total
		Active Markets	Significant	Significant	Impairments (1)
	As of	for Identical	Other Observable	Unobservable	For the Six
	June 30,	Assets	Inputs	Inputs	Months Ended
Description	2014	(Level 1)	(Level 2)	(Level 3)	June 30, 2014
Loans measured for
impairment using the fair value
of the underlying collateral	$126	-	-	126	245
Impaired real estate held-for-sale and held-for-investment	11,604	-	-	11,604	2,428
Impaired loans held for sale	5,292	-	-	5,292	404
Total	$17,022	-	-	17,022	3,077

(1)	Total impairments represent the amount of losses recognized during the six months ended June 30, 2014 on assets that were held and measured at fair value as of June 30, 2014.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of June 30, 2014	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value
of the underlying collateral	$126	Fair Value of Collateral	Appraisal	$0.1 - $0.4 million ($0.2 million)
Impaired real estate held-for-sale and held-for-investment	11,604	Fair Value of Property	Appraisal	$0.1 - $9.0 million ($1.7 million)
Impaired loans held for sale	5,292	Fair Value of Collateral	Appraisal	$0.1 -$0.7 million ($0.1 million)
Total	$17,022

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2013 (in thousands):

		Fair Value Measurements Using
		Quoted prices in			Total
		Active Markets	Significant	Significant	Impairments (1)
	As of	for Identical	Other Observable	Unobservable	For the Six
	June 30,	Assets	Inputs	Inputs	Months Ended
Description	2013	(Level 1)	(Level 2)	(Level 3)	June 30, 2013
Loans measured for
impairment using the fair value
of the underlying collateral	$19,279	-	-	19,279	4,080
Impaired real estate held-for-sale and held-for-investment	25,076	-	-	25,076	3,776
Impaired loans held for sale	14,653	-	-	14,653	1,190
Total	$59,008	-	-	59,008	9,046

(1) Total impairments represent the amount of losses recognized during the six months ended June  30, 2013 on assets that were held and measured at fair value as of June 30, 2013.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of June 30, 2013	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value
of the underlying collateral	$19,279	Fair Value of Collateral	Appraisal	$0.1 - $9.0 million ($0.4 million)
Impaired real estate held-for-sale and held-for-investment	25,076	Fair Value of Property	Appraisal	$0.1 - $11.8 million ($1.8 million)
Impaired loans held for sale	14,653	Fair Value of Collateral	Appraisal	$0.1 - $2.2 million ($0.4 million)
Total	$59,008

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

There were no material liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of June 30, 2014 and December 31, 2013.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents the fair value of the Company’s financial instruments as of June 30, 2014:

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	June 30,	June 30,	Assets	Inputs	Inputs
Description	2014	2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing
deposits in banks	$47,881	47,881	47,881	-	-
Loans receivable including loans held for sale, net	86,171	89,383	-	-	89,383
Financial liabilities:
Notes payable	16,871	17,356	-	-	17,356
Notes payable to related parties	11,750	11,336	-	-	11,336
BB&T preferred interest in FAR	26,986	27,059	-	-	27,059

The following table presents the fair value of the Company’s financial instruments as of December 31, 2013:

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	December 31,	December 31,	Assets	Inputs	Inputs
Description	2013	2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing
deposits in banks	$43,138	43,138	43,138	-	-
Loans receivable including loans held for sale, net	126,072	131,853	-	-	131,853
Financial liabilities:
Notes payable	9,034	9,716	-	-	9,716
Notes payable to related parties	21,662	21,419			21,419
BB&T preferred interest in FAR	68,517	69,032	-	-	69,032

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of June 30, 2014 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimated. Management currently estimates the aggregate range of reasonably possible losses as $0 to $4.4 million. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2014. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

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

We have received notices from BB&T regarding a series of pending and threatened claims asserted against BB&T’s subsidiary, Branch Banking and Trust Company, as successor to BankAtlantic, by certain individuals who purport to have had accounts in their names with BankAtlantic prior to consummation of the sale of BankAtlantic to BB&T.  These third party claims allege wrongful conduct by BankAtlantic in connection with certain alleged unauthorized transactions associated with their accounts. BB&T’s notices assert its belief that it may be entitled to indemnification under the BankAtlantic stock purchase agreement with respect to such claims as well as another third party claim relating to an action which was recently settled by BB&T.  On July 31, 2014, BBX Capital and BB&T entered into a tolling agreement with

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

respect to the time period within which BB&T may assert a claim for indemnity under the stock purchase agreement with respect to such claims.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

Discovery in the action is now closed.  The Court has denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.  The grant of partial summary judgment does not resolve any of the SEC’s claims in its favor; with respect to Mr. Alan Levan’s answer on the July 25, 2007 conference call, the jury will still determine issues relating to materiality and scienter.  The case was recently transferred to a new judge and is currently on the trial calendar during the two-week period beginning on November 3, 2014.  BBX Capital believes the claims to be without merit and intends to vigorously defend the actions.

New Jersey Tax Sales Certificates Antitrust Litigation

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly owned subsidiary of CAM, among others as defendants.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction. BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs filed a Consolidated Amended Complaint on January 6, 2014.  BBX Capital and Fidelity Tax have moved to dismiss the Consolidated Amended Complaint with prejudice as to all claims, and are awaiting the Court’s decision on the fully-briefed motion.  BBX Capital believes the claims to be without merit and intends to vigorously defend the actions.

13.  Subsequent Events

Subsequent events have been evaluated through August 8, 2014, the date of the filing of this document.

In July 2014, BBX Sweet Holdings acquired Jer’s Chocolates and Helen Grace Chocolates (see Note 1).  In July 2014, the Company entered into a joint venture with CC Devco Homes to develop a portion of the newly  proposed Bonterra community in Hialeah, Florida (see Note 4).  In July 2014, the Company sold its first lien consumer loans and $5.3 million of its residential loans held in FAR (see Note 5).

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BBX Capital and its subsidiaries for the three and six months ended June 30, 2014.

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and may include words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Future results could differ materially as a result of a variety of risks and uncertainties, many of which are outside of the control of management. These risks and uncertainties include, but are not limited to the impact of economic, competitive and other factors affecting the Company and its assets, including the impact of decreases in real estate values or high unemployment rates on our business generally, the ability of our borrowers to service their obligations and the value of collateral securing our loans; credit risks and loan losses, and the related sufficiency of the allowance for loan losses, including the impact of the economy and real estate market values on our assets and the credit quality of our loans; the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; the impact of and expenses associated with litigation including but not limited to litigation brought by the SEC; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities; the risk that the assets retained by the Company in CAM and FAR may not be monetized at the values currently ascribed to them; and the risks associated with the impact of periodic valuation of our assets for impairment.  In addition, this document contains forward looking statements relating to the Company’s ability to successfully implement its currently anticipated business plans, which may not be realized as anticipated, if at all, and that the Company’s anticipated investments in real estate developments, real estate joint ventures and operating businesses may not achieve the returns anticipated or may not be profitable, including the Company’s investment in Woodbridge and its acquisitions of Hoffman’s, Williams & Bennett, Jer’s Chocolates, Helen Grace Chocolates and Renin Corp. The Company’s investments in real estate developments, either directly or through joint ventures, will increase exposure to downturns in the real estate and housing markets and expose us to risks associated with real estate development activities, including risks associated with obtaining necessary zoning and entitlements and the risk that our joint venture partners may not fulfill their obligations.  The Company’s investment in Woodbridge, which owns Bluegreen Corporation, exposes the Company to risks inherent in the time-share industry, which risks are identified in BFC’s Annual Report on Form 10-K filed on March 17, 2014 with the SEC and available on the SEC’s website www.sec.gov.  The Company’s acquisition of Hoffman’s, Williams & Bennett, Jer’s Chocolates, Helen Grace Chocolates and Renin Corp. exposes us to the risks of their respective businesses, which in the case of Renin includes foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Great Britain Pound, the amount and terms of Renin’s indebtedness which may impact its financial condition and results of operations and limit its activities; the failure of Renin to meet its financial covenants and that BBX Capital and BFC may be required to make further capital contributions to Renin; as well as the risk that the integration of these operating businesses may not be completed effectively or on a timely basis, and that the Company may not realize any anticipated benefits or profits from the transactions. This document also contains forward looking statements regarding the Company’s proposed Merger with BFC which is subject to risks relating to the ability to realize the expected benefits from the Merger, the ability of the parties to satisfy all of the conditions to the closing of the Merger, including BFC’s ability to obtain the listing of its Class A Common Stock on a national securities exchange (or qualified interdealer quotation system), litigation that has been brought challenging the Merger, and that the Merger may not otherwise be consummated in accordance with its terms, or at all.  Past performance and perceived trends may not be indicative of future results.  In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the quarterly report on Form 10-Q for the quarter ended March 31, 2014.  The Company cautions that the foregoing factors are not exclusive.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

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

BBX Capital’s Business Strategy

Since the sale of BankAtlantic in July 2012, we have been repositioning our business, monetizing our legacy portfolios of loans and real estate, and pursuing our goal of transitioning into a growth business by focusing on real estate opportunities and acquiring operating businesses.  For more detailed information regarding our corporate strategy see the “BBX Capital Corporate Overview” filed on April 16, 2014 with the Securities and Exchange Commission as an exhibit to our Current Report on Form 8-K which is available on the SEC website, www.sec.gov or our website,  www.bbxcapital.com.

The majority of our assets do not generate income on a regular or predictable basis. Recognizing the nature of our assets, our goal is to build long-term value.  We do not expect to generate significant revenue from the legacy BankAtlantic assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. BBX Capital is currently utilizing the cash flow from the monetization of its assets and dividends from Woodbridge to pay operating expenses and to invest in income producing real estate, real estate developments, real estate joint ventures and operating businesses. BBX Capital is seeking to balance its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or through a joint venture).  The Company is also engaged in land entitlement activities on certain properties that we acquired through foreclosure and anticipate moving forward with land development projects which may include selling or leasing the improved properties to third parties or pursuing joint ventures with developers for the development of residential and commercial real estate projects involving the contribution of these properties by us as well as potential cash investments in such projects.  We are also pursuing potential investments in joint venture real estate projects that include real estate held by a joint venture partner or to be acquired from unrelated parties.  Furthermore, as a result of the substantial decline in real estate values, the majority of our non-performing commercial real estate loans and foreclosed real estate were written down in prior periods to the then prevailing estimated fair values of the collateral less costs to sell.  We are observing improvements generally in real estate markets and believe that the prior estimated fair values of the underlying collateral securing certain of our commercial real estate loans and our real estate carrying values may be below current market values.  Additionally, this recovery in the real estate market has favorably affected the financial condition of our borrowers and we are aggressively pursuing our borrowers and/or guarantors in order to maximize our recoveries through cash settlements, loan workout arrangements or participation interests in the development or performance of the collateral.  If we are successful in our efforts, we expect to recognize gains to the extent that the amounts we collect exceed the carrying value of our commercial loans and foreclosed real estate and expect these gains to be reflected in an increase in our shareholders’ equity in the long term.  Due to the nature of these activities however, we do not expect to generate revenues or earnings on a predictable or consistent basis.  Accordingly, we expect our results of operations to vary significantly on a quarterly basis and we may experience losses in subsequent periods.

Consolidated Results of Operations

The Company reports its consolidated results of operations in three reportable segments, BBX, FAR and Renin.  The BBX reportable segment consists of the activities associated with CAM’s and BBX Partner’s portfolios of loans

BBX CAPITAL CORPORATION AND SUBSIDIARIES

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

The Renin reportable segment consists of the activities of Renin Holdings, LLC and its subsidiaries (“Renin”).  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America.  Renin is headquartered in Brampton, Ontario and has two manufacturing, assembly and distribution facilities located in Brampton, Ontario and Tupelo, Mississippi and a sales and distribution office in the United Kingdom.

The other line represents the activities of Hoffman’s and Williams & Bennett.   Revenues of Hoffman’s and Williams & Bennett are highly seasonal with approximately 40% of total revenues earned in the fourth quarter and accordingly, financial results of Hoffman’s and Williams & Bennett may vary significantly on a quarterly basis.  The amounts are provided in order to reconcile the reportable segments to the financial statements.

Net income (loss) from each of the Company’s reportable segments was as follows (in thousands):

For the Three Months Ended June 30, 2014 Compared to the Same 2013 Period:

	For the Three Months Ended June 30,
	2014	2013	Change
BBX	$8,172	1,436	6,736
FAR	(25)	(4,285)	4,260
Renin	(699)	-	(699)
Other (1)	(285)	-	(285)
Income (loss) before provision
for income taxes	7,163	(2,849)	10,012
Provision for income taxes	6	-	6
Net income (loss)	$7,157	(2,849)	10,006

(1) Other represents the activities of Hoffman’s and Williams & Bennett.

Summary Results of Operations – BBX Reportable Segment

The improvement in the BBX segment’s performance during the 2014 second quarter compared to the same 2013 quarter was primarily the result of equity earnings from its investment in Woodbridge, higher recoveries from loan losses and interest income as well as increased gains on the sales of assets.

Equity earnings in Woodbridge were $8.1 million during the three months ended June  30, 2014 compared to $3.4 million during the same 2013 period.

Recoveries from loan losses and interest income were $2.3 million and $0.5 million during the three months ended June 30, 2014 compared to $1.0 million and $0.1 million during the same 2013 period.  The higher recoveries from loan losses and interest income primarily resulted from payoffs of non-accrual loans.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Gains on the sales of assets were $2.8 million during the three months ended June 30, 2014 compared to $2.1 million during the same 2013 period.  During the three months ended June 30, 2014 one commercial real estate property was sold for a $2.5 million gain.

Summary Results of Operations – FAR Reportable Segment

The reduction in FAR’s net loss during the three months ended June 30, 2014 compared to the same 2013 period resulted primarily from a $3.1 million and $0.9 million decrease in assets impairments and the provision for loan losses, respectively.

Costs and expenses remained at 2013 levels as lower interest expense on BB&T’s preferred interest in FAR were partially offset by higher loan servicing costs and expenses associated with an increase in the number of foreclosed properties.

Total revenues increased by $0.2 million during the 2014 quarter compared to the same period during 2013.  Increased gains from the sales of foreclosed real estate as well as higher revenues from foreclosed income producing properties were partially offset by lower interest income primarily resulting from a significant decline in the outstanding balances of accruing loans due to loan repayments.

During the three months ended June 30, 2014 there were net reversals of impairments of $0.1 million compared to asset impairments of $3.0 million during the same 2013 period.  Asset impairments during the three months ended June 30, 2014 consisted of $0.1 million of recoveries from tax certificate losses, $0.1 million reduction in the valuation allowance on loans held for sale and a $0.1 million increase in foreclosed real estate valuation allowance.  Asset impairments during the three months ended June 30, 2013 consisted of $2.2 million of foreclosed real estate impairments, $0.7 million of lower of cost or market valuation allowance adjustments on loans held for sale and $0.1 million provision for tax certificate losses.

The provision for loan losses was $0.3 million during the three months ended June 30, 2014 compared to $1.2 million during the same 2013 period.  The reduction resulted primarily from a reduction in the provision for consumer loan losses during the 2014 quarter compared to the same period during 2013.

Summary Results of Operations – Renin Reportable Segment

Included in Renin’s loss before income taxes during the three months ended June 30, 2014 were $0.6 million of costs associated with the consolidation of manufacturing facilities in Canada, and $0.2 million of professional fees related to process improvements.

For the Six Months Ended June 30, 2014 Compared to the Same 2013 Period (in thousands):

	For the Six Months Ended June 30,
	2014	2013	Change
BBX	$10,053	(2,268)	12,321
FAR	(380)	(7,113)	6,733
Renin	(1,051)	-	(1,051)
Other (1)	(168)	-	(168)
Income (loss) before provision
for income taxes	8,454	(9,381)	17,835
Provision for income taxes	6	-	6
Net income (loss)	$8,448	(9,381)	17,829

(1) Other represents the activities of Hoffman’s and Williams & Bennett.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Summary Results of Operations – BBX Reportable Segment

The improvement in the BBX segment’s income from continuing operations during the six months ended June 30, 2014 compared to the same 2013 period was primarily the result of the items discussed above for the three months ended June 30, 2014.  Equity earnings in Woodbridge were $14.3 million during the six months ended June 30, 2014 compared to $3.4 million during the same 2013 period.  Recoveries from loan losses were $3.3 million during the six months ended June 30, 2014 compared to $1.4 million during the same 2013 period.

Summary Results of Operations – FAR Reportable Segment

The reduction in FAR’s segment loss from continuing operations during the six months ended June 30, 2014 compared to the same 2013 period was primarily the result of the items discussed above for the three months ended June 30, 2014.   During the six months ended June 30, 2014 compared to the same 2013 period assets impairments and the provision for loan losses declined by $3.1 million and $2.3 million, respectively.

Summary Results of Operations – Renin Reportable Segment

The Renin segment loss from continuing operations during the six months ended June 30, 2014 compared to the same 2013 period was primarily the result of the items discussed above for the three months ended June 30, 2014.

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

The composition of BBX’s loans was (dollars in thousands):

	As of June 30, 2014			As of December 31, 2013
		Unpaid			Unpaid
		Principal	Carrying		Principal	Carrying
Loans held-for-investment:	Number	Balance	Amount	Number	Balance	Amount
Loans receivable:
Commercial non-real estate:
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	2	3,097	1,362	3	5,107	3,331
Commercial real estate:
Accruing	1	2,130	2,130	1	2,152	2,152
Non-accruing	3	22,211	8,218	4	27,077	11,526
Total loans held-for-investment	6	$ 27,438	$ 11,710	8	$ 34,336	$ 17,009

Loans held-for-sale	-	$ -	$ -	-	$ -	$ -

During the six months ended June  30, 2014, a $1.9 million non-accrual commercial non-real estate loan with a carrying value of $1.1 million was charged off as the business securing the loan ceased operations and the guarantors were unwilling to repay the loan.

During the six months ended June 30, 2014, a non-accrual commercial real estate loan with a carrying value of $3.2 million was paid-in-full.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The composition of BBX’s real estate was (dollars in thousands):

	As of June 30, 2014		As of December 31, 2013
		Carrying		Carrying
	Number	Amount	Number	Amount
Real estate held-for-investment:
Land	14	$ 58,202	13	$ 75,333
Rental properties	1	10,762	2	15,705
Other	1	789	1	789
Total real estate held-for-investment	16	$ 69,753	16	$ 91,827

Real estate held-for-sale:
Land	10	$ 22,839	10	$ 10,307
Total real estate held-for-sale	10	$ 22,839	10	$ 10,307

A $2.6 million real estate held-for-investment parcel of land was moved from real estate held-for-investment to real estate held-for-sale during the six months ended June 30, 2014 based on improving real estate market conditions in the area where the property is located.

BBX sub-divided the Bonterra properties (formerly Hialeah Communities) described below into three parcels.   One of the parcels with an assigned value of $13.9 million was moved to real estate held-for-sale from real estate held-for-investment – Land upon the execution of a asset purchase agreement with a third party developer.

The decline in real estate held-for-investment rental properties reflects the contribution of a $4.8 million property to the PGA Design Holdings joint venture described below for $2.9 million in cash and a 40% interest in the joint venture.

A $3.2 million real estate held-for-sale property was sold during the six months ended June 30, 2014.

The Company had investments in the following real estate joint ventures as of June 30, 2014 and December 31, 2013 that are reported in the BBX reportable segment (in thousands):

	June 30,	December 31,
	2014	2013
Altis at Kendall Square, LLC	$1,298	1,300
New Urban/BBX Development, LLC	2,368	54
Sunrise and Bayview Partners, LLC	1,800	-
PGA Design Center Holdings, LLC	1,971	-
Investments in unconsolidated real estate joint ventures	$7,437	1,354
Investment in JRG/BBX Development, LLC	$680	480

Kendall Commons (Altis at Kendall Square, LLC)

In March 2013, the Company sold land to Altman Development (“Altman”), a third party real estate developer, for net proceeds of $8.0 million.  Altman is developing a multifamily rental community comprised of 12 three-story apartment buildings, one mixed-use building and one clubhouse totaling 321 apartment units.  The Company has invested $1.3 million of cash in the project as one of a number of investors.  The development is currently under construction and scheduled to begin leasing during the third quarter of 2014.  The Company is entitled to receive 13% of venture distributions until a 15%

BBX CAPITAL CORPORATION AND SUBSIDIARIES

internal rate of return has been attained and thereafter the Company will be entitled to receive 9.75% of any venture distributions.

Village at Victoria Park (New Urban/BBX Development, LLC)

Village at Victoria Park consists of approximately 2 acres of vacant land located near downtown Fort Lauderdale, Florida. In December 2013, the Company entered into a joint venture agreement with New Urban Communities to develop the project as 30 single-family homes.  The project is a 50% joint venture, with New Urban Communities serving as the developer and manager.  In April 2014, the joint venture executed an acquisition, development and construction loan with a financial institution and the Company and New Urban Communities each contributed an additional $692,000 to the joint venture as a capital contribution.  The joint venture purchased the vacant land from the Company for $3.6 million consisting of $1.8 million in cash (less $0.2 million in selling expenses) and a $1.6 million promissory note.  The $1.6 million promissory note is secured by a junior lien on the vacant land and future improvements and subordinated to the acquisition, development and construction loan.  The project is currently scheduled to commence construction and sales in the third quarter of 2014.   Closings are projected to begin by the third quarter of 2015.

Bayview (Sunrise and Bayview Partners, LLC)

In June 2014, the Company entered into a joint venture agreement with an affiliate of Procacci Development Corporation.  The joint venture acquired for approximately $8.0 million three acres of real estate located at Bayview Drive and Sunrise Boulevard in Fort Lauderdale, Florida.  The new joint venture entity, Sunrise and Bayview Partners, LLC, is a 50% - 50% joint venture between the Company and an affiliate of Procacci Development.  The property is currently improved with an approximate 84,000 square foot office building along with a convenience store and gas station, and located minutes from the Fort Lauderdale beaches and directly across from the Galleria at Ft. Lauderdale.  The office building has low occupancy with short term leases.  The convenience store’s lease ends in March 2017 with a five year extension.  We anticipate the property will be repurposed at some point in the future.

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

North Flagler (JRG/BBX Development, LLC)

In October 2013, the Company entered into a joint venture with JRG USA pursuant to which JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre parcel overlooking the Intracoastal Waterway in West Palm Beach, Florida and the Company invested $0.5 million of cash.  The joint venture is seeking to expand land entitlements and is currently working to amend the current zoning designation and increase the parcel’s residential height restrictions with a view to increasing the value of the parcel.  The Company is entitled to receive 80% of any joint venture distributions until it recovers its capital investment and thereafter will be entitled to receive 70% of any joint venture distributions.  The entitlement process is currently expected to be concluded in 2015.

The Company also owns a 2.7 acre parcel located adjacent to the 4.5 acre parcel which is the subject of the contract held by the North Flagler joint venture with JRG USA.  The 2.7 acre parcel was acquired by the Company through foreclosure and had a carrying value of $3.2 million as of June 30, 2014.  We believe that the value of this parcel will increase if the density is increased by the municipality approval of the zoning changes referenced in the preceding paragraph.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The following development projects are currently in the planning stages and involve real estate held-for-investment and real estate held-for-sale included in the above table.

Bonterra – CC Devco Homes

In July 2014, the Company entered into a joint venture agreement with CC Devco Homes- a Codina-Carr Company, to develop homes in a portion of the newly proposed Bonterra Communities (formerly called the Hialeah Communities) in Hialeah, Florida.  As the developer and manager of the joint venture, CC Devco Homes currently plans to build approximately 394 single-family homes.    The Company transferred to the joint venture approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, the Company received its joint venture interest and $2.2 million of cash.  Anticipated project profits resulting from the joint venture will be distributed to CC Devco Homes and the Company on a 55% and 45% basis, respectively.  Capital requirements for the joint venture will be contributed by CC Devco Homes and the Company on a 43% and 57% basis, respectively.  The project is in the final stages of planning and subject to receipt of government approvals.  Construction and sales are anticipated to commence in the first half of 2015. The Company continues to guarantee the $8.3 million mortgage that was assumed by the joint venture. (The Bonterra - CC Devco Homes joint venture is part of the master-planned community project, Bonterra Communities, discussed below.)

Gardens at Millenia

Gardens at Millenia consists of 37 acres of land located near the Mall at Millenia in a commercial center of Orlando, Florida with a carrying value of $11.2 million as of June 30, 2014.  This site is currently in the planning process and the final size and density of the project is subject to governmental approvals and other conditions.  The proposed plans for 26 acres of this site include a 300,000 square foot retail shopping center with multiple big-box and in-line tenants as well as four outparcel retail pads.  The Company is in discussions with a potential joint venture partner to develop a portion of the 26 acre parcel.  Current plans for the remaining 11 acres of this site include nine rental apartment buildings totaling approximately 280 units, a clubhouse, lakeside pavilion, lakeside running trail, and a dog park.  The Company is in discussions with a potential joint venture partner to develop the eleven acre parcel.

Bonterra Communities – (formerly Hialeah Communities)

Bonterra Communities is a proposed master-planned community anticipated to be built on an approximate 128 acres of land consisting of a 114 acre parcel owned by the Company having a carrying value of $30.7 million at June 30, 2014, (this includes the 50 acre parcel transferred in July 2014 to the Bonterra – CC Devco Homes joint venture discussed above) and approximately 14 acres of adjacent land which is currently under contract to be acquired by the Bonterra – CC Devco Homes joint venture discussed above.  Once completed, Bonterra Communities is planned to have approximately 1,171 single-family homes, villas, town homes, and apartments, along with amenities including a clubhouse, fitness center, resort pool, parks, and a 15 acre lake.  The Bonterra community site is currently in the final stages of master-planning and our plans continue to be subject to receipt of governmental approvals.  It is anticipated that the community will be divided into three parcels, which include:

1.

As discussed in the Bonterra - CC Devco Homes joint venture paragraph above, an approximate 59 acre parcel (including approximately 9 acres under contract to acquire) to be developed with approximately 394 single-family homes by a joint venture between the Company and CC Devco Homes.

2.

An approximate 14 acre parcel owned by the Company to be developed with approximately 314 rental apartment units.  The Company is currently seeking required entitlements and plans to partner with a third party developer to develop this parcel.

3.

An approximate 55 acre parcel (including 5 acres under contract to be acquired by the Bonterra - CC Devco Homes joint venture) owned by the Company to be developed with approximately 463 additional single-family homes, villas and townhomes.  The Company has a contract to sell this parcel, subject to the receipt of entitlements currently being sought and due diligence by the purchaser.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

PGA Place

The Company owns an office building and land located in the newly named PGA Place, in the city of Palm Beach Gardens, Florida, with carrying values aggregating $14.4 million as of June 30, 2014.  The property held by the PGA Design Center Holdings joint venture described above is adjacent to PGA Place.  We believe this property presents a variety of development opportunities, some of which are currently in the planning stages and remain subject to receipt of government approvals.   These include:

Office and Multi-Use - This mixed use property includes a 33,000 square foot commercial leased office building that is currently 56% occupied with an attached 428 space parking garage. Additionally, the Company is currently seeking governmental approvals for a 125 room limited-service suite hotel, a 5,000 square foot freestanding restaurant and a 60,000 square foot office building on vacant tracts of land adjacent to this office building.  We anticipate partnering with a third party developer to develop all or a portion of these components of the project.

Multi-family - Current plans for this 7-acre multifamily parcel include approximately 300 apartment units, a clubhouse and spa, and lakeside pavilion. The Company is in discussions with a potential joint venture partner to develop this parcel.

BBX Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the BBX business segment for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2014	2013	Change	2014	2013	Change
Interest income	$473	82	391	645	526	119
Net gains on sales of assets	2,774	2,144	630	2,710	3,904	(1,194)
Income from real estate operations	775	908	(133)	1,552	1,884	(332)
Other revenues	121	208	(87)	252	751	(499)
Total revenues	4,143	3,342	801	5,159	7,065	(1,906)
Interest expense	260	333	(73)	521	502	19
Real estate operating expenses	1,245	1,082	163	1,991	1,876	115
Selling, general and administrative expenses	4,880	4,974	(94)	10,147	10,929	(782)
Total costs and expenses	6,385	6,389	(4)	12,659	13,307	(648)
Equity earnings in Woodbridge	8,108	3,442	4,666	14,330	3,442	10,888
Equity earnings in unconsolidated joint ventures	(26)	-	(26)	(32)	-	(32)
Recoveries from loan losses	2,332	1,031	1,301	3,336	1,449	1,887
Asset impairments	-	10	(10)	(81)	(917)	836
Income (loss) before income taxes	8,172	1,436	6,736	10,053	(2,268)	12,321
Provision for income taxes	-	-	-	-	-	-
BBX segment income (loss)	$8,172	1,436	6,736	10,053	(2,268)	12,321

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Total Revenues

The increase in total revenues during the three months ended June 30, 2014 resulted primarily from a $0.6 million increase in gains on the sales of assets and a $0.4 million increase in interest income.

During the three months ended June 30, 2014, BBX sold real estate properties for a $2.7 million gain, including a $2.5 million gain on the sale of one property.  During the three months ended June 30, 2013, the gain on the sale of assets resulted primarily from the sale of  real estate properties.

The increase in interest income during the three months ended June 30, 2014 compared to the same 2013 period resulted primarily from the repayment to the Company of a non-accrual loan.

The decline in total revenues during the six months ended June 30, 2014 compared to the same 2013 period resulted primarily from a $1.2 million decline in gains on the sales of assets and a $0.5 million decrease in other revenues. The decline in the sales of assets reflects lower gains on the sale of real estate properties during the six months ended June 30, 2014 compared to the same 2013 period.  The decrease in other revenues reflects $0.4 million of recoveries on loans in excess of contractual principal balances during the six months ended June 30, 2013.

Total Costs and Expenses

Total costs and expenses during the three months ended June 30, 2014 remained at the same levels as during the 2013 period.  The decline in interest expense during the three months ended June 30, 2014 resulted from the repayment of a $2.5 million note payable in December 2013.  The increase in real estate operating expenses resulted primarily from higher real estate taxes and maintenance costs associated with foreclosed properties

The decline in total costs and expenses during the six months ended June 30, 2014 compared to the same 2013 period resulted primarily from lower professional fees included in selling, general and administrative expenses.  During the three months ended March 31, 2013, BBX incurred significantly higher legal costs associated with the SEC civil action compared to the same 2014 period as the action had been scheduled for trial in April 2013.  The trial was subsequently postponed and is currently on the court’s trial calendar during November 2014.

Equity Earnings in Woodbridge

Equity earnings in Woodbridge were $8.1 million during the three months ended June  30, 2014 compared to $3.4 million during the same 2013 period.   The Woodbridge earnings represent 46% of Bluegreen Corporation’s net income.

Recoveries from loan losses

Recoveries from loan losses during the three months ended June 30, 2014 resulted primarily from payoffs of non-accrual loans and recoveries from BBX’s portfolio of charged off loans.  Recoveries from loan losses during the six months ended June 30, 2014 included $1.4 million of property tax refunds on a charged off commercial land loan.

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

Asset Impairments

Asset impairments during the six months ended June 30, 2014 resulted from an $80,000 write-down on one foreclosed real estate property resulting from an updated valuation.

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

The composition of FAR’s loans was (dollars in thousands):

	As of June 30, 2014			As of December 31, 2013
		Unpaid			Unpaid
		Principal	Carrying		Principal	Carrying
Loans held-for-investment:	Number	Balance	Amount	Number	Balance	Amount
Loans receivable:
Commercial non-real estate:
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	-	-	-	-	-	-
Commercial real estate:
Accruing	6	8,613	8,613	7	15,245	15,245
Non-accruing	5	30,422	13,010	10	52,108	34,014
Consumer
Accruing	55	5,056	5,056	62	5,646	5,646
Non-accruing	43	6,122	3,022	43	5,846	2,972
Residential:
Accruing	-	-	-	-	-	-
Non-accruing	-	-	-	2	189	53
Total loans held-for-investment	109	$ 50,213	$ 29,701	124	$ 79,034	$ 57,930
Loans held-for-sale:
Commercial real estate
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	-	-	-	-	-	-
Consumer
Accruing	14	1,905	1,343	15	2,044	1,494
Non-accruing	26	3,441	2,386	31	4,135	2,682
Residential
Accruing	35	4,897	3,902	34	4,912	3,945
Non-accruing	233	53,283	31,168	255	58,603	34,278
Small business
Accruing	37	6,834	5,504	52	10,320	8,170
Non-accruing	12	3,369	2,338	17	4,204	3,277
Total loans held-for-sale	357	$ 73,729	$ 46,641	404	$ 84,218	$ 53,846

The decline in accruing commercial real estate loans resulted primarily from the payoff of two loans with a carrying value of $7.0 million.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The decline in non-accruing commercial real estate loans held-for-investment resulted primarily from a deed in lieu of foreclose on a $10.9 million loan and the payoff of a $6.1 million loan.

The decline in small business, residential and consumer loans held-for-sale resulted primarily from loan repayments.

In July 2014, the Company received net proceeds of approximately $9.6 million from the sale of its entire consumer loan held-for-sale portfolio with a $3.7 million carrying value and from the sale of residential loans with a $5.3 million carrying value.

The composition of FAR’s real estate was (dollars in thousands):

	As of June 30, 2014		As of December 31, 2013
		Carrying		Carrying
	Number	Amount	Number	Amount
Real estate held-for-investment:
Land	1	$ 2,850	3	$ 4,323
Rental properties	2	20,429	1	11,186
Total real estate held-for-investment	3	$ 23,279	4	$ 15,509

Real estate held-for-sale:
Land	9	$ 9,166	8	$ 7,961
Rental properties	1	1,748	3	6,168
Residential single-family	22	3,781	29	6,447
Other	19	487	23	3,088
Total real estate held-for-sale	51	$ 15,182	63	$ 23,664

The decrease in real estate held-for-investment reflects the transfer of two land loans to real estate held-for-sale upon the completion of a development feasibility evaluation by management.

The increase in real estate held-for-investment rental properties reflects a $10.9 million property acquired through foreclosure.

The decrease in real estate held-for-sale rental properties resulted from the sale of two properties with a $4.4 million carrying value.

The decrease in real estate held-for-sale other resulted primarily from sales of three commercial retail properties with an aggregate carrying value of $3.0 million partially offset by a $0.4 million property acquired through foreclosure.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

FAR Results of Operations

The following table is a condensed income statement summarizing the results of operations of the FAR business segment (“FAR”) for the three and six months ended June 30, 2014 and 2013 (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2014	2013	Change	2014	2013	Change
Interest income	$865	2,291	(1,426)	2,529	4,892	(2,363)
Net gains on sales of assets	1,152	50	1,102	1,167	352	815
Income from real estate operations	698	286	412	1,414	546	868
Other revenues	323	227	96	1,238	229	1,009
Total revenues	3,038	2,854	184	6,348	6,019	329
BB&T's priority return in FAR distributions	235	954	(719)	583	2,020	(1,437)
Real estate operating expenses	692	310	382	1,499	592	907
Selling, general and administrative expenses	1,944	1,685	259	3,460	3,915	(455)
Total costs and expenses	2,871	2,949	(78)	5,542	6,527	(985)
Provision for loan losses	(286)	(1,203)	917	(42)	(2,380)	2,338
Asset impairments	94	(2,987)	3,081	(1,144)	(4,225)	3,081
Loss from continuing operations	(25)	(4,285)	4,260	(380)	(7,113)	6,733
Provision (benefit) for income taxes	-	-	-	-	-	-
Net loss from continuing operations	$(25)	(4,285)	4,260	(380)	(7,113)	6,733

Total Revenues

The decline in interest income for the three and six months ended June 30, 2014 compared to the same periods during 2013 reflects lower accruing loan balances primarily due to loan repayments. Accruing loans declined from $115.1 million as of December 31, 2012 to $24.4 million at June 30, 2014.

The increase in the gains on sales of assets reflects higher gains on the sales of residential and commercial real estate during the 2014 quarter and six month period compared to the same 2013 periods.

The increase in income and expenses from real estate operations during the three and six months ended June 30, 2014 resulted primarily from two student housing facilities that FAR acquired through settlements with borrowers in September 2013 and January 2014.

Other revenues during the three months ended June 30, 2014 and 2013 consisted mainly of rental income from a public storage operating facility that was acquired through foreclosure in April 2013.  Other revenues during the six months ended June 30, 2014 included $0.6 million of income associated with a foreclosed loan where the fair value of the real estate acquired through foreclosure was in excess of the contractual principal amount of the loan.

Total Cost and Expenses

The decline in BB&T’s priority return in FAR distributions resulted from a lower preferred membership interest preference amount outstanding during the 2014 quarter and six month period compared to the same 2013 periods.  The preferred membership interest preference amount was reduced from $196.9 million as of December 31, 2012 to $27.0 million as of June 30, 2014.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The increase in selling, general and administrative expenses during the three months ended June 30, 2014 compared to the same 2013 period resulted primarily from higher professional fees associated with collection and foreclosure activities as well as higher operating expenses at the public storage operating facility acquired through foreclosure in April 2013.  The decline in selling, general and administrative expense during the six months ended June 30, 2014 compared to the same 2013 period resulted from lower foreclosure expenses.  The 2013 six month period included $0.8 million of foreclosure expenses associated with two properties.

Provision for loan losses

The provision for loan losses during the three months ended June 30, 2014 reflects an increase in the consumer allowance for loan losses of $0.3 million associated with increased delinquencies.  During the six months ended June 30, 2014 the increased consumer allowance for loan losses was partially offset by recoveries associated with nonaccrual and charged off loans.

The $1.2 million and $2.4 million provision for loan losses during the three months and six months ended June 30, 2013, respectively, resulted primarily from an increase in the consumer allowance for loan losses and charge-offs partially offset by a reduction in the allowance for loan losses for commercial and residential loans due to an improved historical loss experience.

Asset Impairments

Asset impairments during the three months ended June 30, 2014 reflect $0.1 million recoveries from tax certificate losses, $0.1 million of valuation allowance reversals on loans held for sale partially offset by $0.1 million of increased foreclosed real estate valuation allowances.

Asset impairments during the six months ended June 30, 2014 also includes a $2.2 million write down on a student housing facility acquired through foreclosure due to an updated valuation partially offset by $0.6 million of recoveries from short sales and payoffs of residential loans and a $0.6 million reduction in loans held for sale valuation allowances.

Asset impairments during the three months ended June 30, 2013 consisted of $2.2 million of foreclosed real estate impairments, $0.7 million of lower of cost or market valuation allowance adjustments on loans held for sale and a $0.1 million provision for tax certificate losses.  The real estate owned impairments resulted primarily from a $2.0 million impairment on an office warehouse property based on an updated valuation.   The increase in the valuation allowance for loans held for sale resulted from a decline in small business loan valuations.

Asset impairments for the six months ended June 30, 2013 consisted of $2.3 million of real estate owned impairments, $1.5 million of lower of cost or market valuation allowance adjustments on loans held for sale and a $0.4 million provision for tax certificate losses.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Renin Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Renin business segment for the three and six months ended June  30, 2014 (in thousands):

	For the Three Months	For the Six Months
	Ended June 30, 2014	Ended June 30, 2014
Sales	$14,745	28,883
Cost of goods sold	(11,076)	(21,521)
Gross margin	3,669	7,362
Interest expense	187	403
Selling, general and administrative expenses	4,322	7,844
(Gain) loss on foreign currency exchange	(141)	166
Total costs and expenses	4,368	8,413
Loss before income taxes	(699)	(1,051)
Provision for income taxes	6	6
Net loss	$(705)	(1,057)

Included in selling, general and administrative expenses during the three and six months ended June 30, 2014 were $0.6 million of costs associated with the consolidation of manufacturing facilities in Canada, and $0.2 million of process improvement professional fees.  Renin also incurred $0.1 million of acquisition related expenses during the six months ended June 30, 2014.

The gain (loss) on foreign currency exchange resulted primarily from the valuation of the Canadian dollar compared to the U.S. dollar during the three and six months ended June 30, 2014.  The Canadian dollar to U.S. dollar exchange rate declined from 94.02% as of December 31, 2013 to 90.46% as of March 31, 2014 and increased to 93.72% as of June 30, 2014.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

BBX Capital Consolidated Financial Condition

The Company’s total assets as of June 30, 2014 were $399.3 million compared to $431.1 million as of December 31, 2013.  The decline in total assets reflects the utilization of cash proceeds from loan repayments, loan sales and real estate sales to repay BB&T’s preferred interest in FAR. The changes in the components of total assets from December 31, 2013 to June 30, 2014 are summarized below:

•

Increase in cash resulting primarily from $31.0 million of loan repayments, $4.7 million of proceeds from the contribution of real estate held-for-investment to joint ventures and $14.8 million of dividends from Woodbridge, partially offset by $41.5 million of payments of BB&T’s preferred interest in FAR and $3.3 million of payments of notes payable to related parties as well as $2.0 million of cash outflows for acquisitions.

•

Lower loans receivable and loans held for sale balances reflecting $31.0 million of loan repayments and $13.2 million of loans transferring through foreclosure to real estate held-for-investment and real estate held-for-sale,

•

Decrease in real estate held-for-investment primarily from $18.9 million of properties transferred to real estate held-for-sale, $2.2 million of write-downs due to updated valuations subsequent to loan foreclosures and $4.8 million of properties contributed to a joint venture, partially offset by $11.5 million of real estate acquired through foreclosure,

•

Increase in real estate held-for-sale primarily from $18.9 million of properties transferred from real estate held-for-investment and $1.7 million of real estate acquired through foreclosure, partially offset by  real estate sales of $16.4 million,

•

Increase in investment in real estate joint ventures reflecting a $1.8 million cash investment in the Sunrise and Bayview joint venture, the contribution of $0.7 million to an existing joint venture, the receipt of a $1.6 million subordinated note receivable from the sale of real estate to a joint venture and the contribution of real estate held-for-investment to a joint venture in exchange for $2.9 million in cash and a 40% interest in the joint venture with a carrying amount of $1.9 million,

•	Lower investment in Woodbridge Holdings, LLC reflecting $14.8 million of dividends received from Woodbridge partially offset by the recognition of $14.3 million of equity earnings,
•	Increase in inventory resulting primarily from the acquisition of Williams & Bennett and a $0.3 million increase in Renin inventory,
•	Goodwill and other intangible assets increase was due primarily to the Williams & Bennett acquisition,
•	Increase in other assets resulting primarily from a $5.3 million receivable from the sale of foreclosed properties by the lead bank pursuant to a participation agreement.

The Company's total liabilities at June 30, 2014 were $85.1 million compared to $127.6 million at December 31, 2013.  The changes in the components of total liabilities from December 31, 2013 to June  30, 2014 are summarized below:

•	Decrease in BB&T’s preferred interest in FAR reflecting distributions of proceeds from the monetization of FAR’s assets,
•

Decrease in notes payable to related parties associated with the refinancing of the Bluegreen loan with Wells Fargo Capital Finance Corporation as well as the repayment of a $250,000 note issued in connection with the Hoffman’s acquisition,

•

Increase in notes payable reflecting $7.5 million of borrowings by Renin from Wells Fargo Capital Finance Corporation,  partially offset by scheduled notes payable principal repayments and discount amortization, and

•

Increase in other liabilities due primarily to $2.4 million of deferred profits on the sale of real estate to joint ventures partially offset by lower principal and interest advances on residential loans serviced by others.

Liquidity and Capital Resources

The Company held cash of  $45.0 million at June 30, 2014. This amount does not include $2.7 million and $0.2 million of cash held in FAR and Renin, respectively.  The Company had $4.7 million of current liabilities as of June 30, 2014.  The Company’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans and sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate and distributions received from Woodbridge.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The Company expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, cash flows and business of Bluegreen, as well as restrictions contained in Bluegreen’s debt facilities, and as a consequence, the Company may not receive dividends from Woodbridge consistent with prior periods or in the time frames or amounts anticipated, or at all.  The Company also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM and BBX Partners, each of which is wholly-owned by BBX Capital, and distributions from its 5% membership interest in FAR.  The Company also may seek to obtain funds through borrowings or the issuance of equity securities. The Company anticipates utilizing these funds for general corporate purposes, including employee compensation and benefits, administrative and occupancy expenses, servicing costs, real estate operating expenses, Renin and BBX Sweet Holdings operating expenses and, to the extent of available liquidity, to pursue its business strategy to invest directly or through joint ventures, in real estate (which may include acquisition and/or development) and in operating businesses over time as assets are monetized.  BBX Sweet Holdings is actively pursuing other acquisitions in the candy and confections industry. While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital beyond its 5% preferred membership interest until such time as BB&T’s preferred membership interest is fully repaid.  The balance of BB&T’s preferred membership interest in FAR was approximately $27.0 million and $16.4 million at June 30, 2014 and July 31, 2014, respectively.

On June 11, 2014, Renin entered into a credit agreement with Wells Fargo Capital Finance Corporation (“Lender”).  Under the terms and conditions of the Credit Agreement, the Lender made a $1.5 million term loan to Renin. The Credit Agreement also includes a revolving advance facility pursuant to which the Lender agreed to make loans to Renin on a revolving basis up to a maximum of approximately $18 million or, if lesser, the Borrowing Base (as defined in the Credit Agreement), subject to the Borrowers’ compliance with the terms and conditions of the Credit Agreement, including certain specific financial covenants as discussed below. Upon execution of the Credit Agreement and funding of the term loan, the Lender also made loans to Renin in the aggregate amount of approximately $6.5 million under the revolving advance facility. The approximate $8.0 million of financing received by Renin from the Lender, together with pro rata capital contributions to Renin from the Company and BFC of $2,025,000 and $475,000, respectively, were utilized to repay in full the $10.5 million outstanding balance of the Bluegreen loan to Renin.

A significant source of liquidity is the liquidation of loans and real estate and the contribution of properties to real estate joint ventures.  During the six months ended June 30, 2014, the proceeds from the liquidation of loans and real estate were approximately $31.0 million and $19.1 million, respectively, and proceeds from the contribution of properties to joint ventures were $4.7 million.

The Company’s real estate activities include hiring property managers to operate income producing properties, making protective expenditures in an effort to maintain the value of properties and undertaking the zoning and entitlement, development or improvement of properties to position the properties for sale, or potential joint venture arrangements.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The Company’s Contractual Obligations and Off Balance Arrangements as of June 30, 2014 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$26,986	-	-	-	26,986
Operating lease obligation	5,067	2,099	2,354	518	96
Notes payable to related parties	11,750	-	-	11,750	-
Notes payable	17,313	649	1,998	1,248	13,418
Other obligations	160	120	40	-	-
Total contractual cash obligations	$61,276	2,868	4,392	13,516	40,500

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

The majority of the Company’s assets are real estate held-for-investment or real estate held-for-sale and loans secured by real estate.  The Company’s financial condition and earnings are significantly affected by changes in real estate values in the markets where the real estate is located.  The Company’s equity pricing risk associated with the real estate market did not significantly change during the six months ended June 30, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June  30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  Management has excluded Renin Holdings LLC and its subsidiaries (“Renin”), Hoffman’s chocolates and its subsidiaries (“Hoffman’s”) and Williams & Bennett from its review of the changes in internal control over financial reporting that occurred during the quarter ended June 30, 2014.  We acquired these businesses during the fourth quarter of 2013 and the first quarter of 2014 and our management has not conducted an assessment of the acquired businesses’ internal control over financial reporting.   Renin’s total revenues and total assets represented 65.6% and 5.8%, respectively, of the related consolidated financial statement amounts as of and for the six months ended June  30, 2014. Hoffman’s and Williams & Bennett’s total revenues and total assets represented 8.6% and 2.1%, respectively, of the related consolidated financial statement amounts as of and for the six months ended June 30, 2014.

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

BBX Capital Corporation

August 08, 2014	By	/s/Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/
Chairman of the Board

August 08, 2014	By:	/s/John K. Grelle
Date		John K. Grelle
Executive Vice President,
Chief Financial Officer