Form 10-Q
period 2014-09-30
BBX CAPITAL CORP
filed 2014-11-10
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Small reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] YES   [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Title of Each Class	Outstanding at November 3, 2014
Class A Common Stock, par value $0.01 per share	17,368,606
Class B Common Stock, par value $0.01 per share	195,045

TABLE OF CONTENTS
		Page
Part I.	FINANCIAL INFORMATION

Reference

Item 1.	Financial Statements	3-40

	Consolidated Statements of Financial Condition - September 30, 2014 and December 31,	3
	2013 - Unaudited

	Consolidated Statements of Operations - For the Three and Nine Months Ended	4
	September 30, 2014 and 2013 - Unaudited

	Consolidated Statements of Comprehensive Income (Loss) - For the Three and Nine Months	5
	Ended September 30, 2014 and 2013 - Unaudited

	Consolidated Statements of Total Equity - For the Nine Months Ended September 30, 2014 2014	6
	2014 and 2013 - Unaudited

	Consolidated Statements of Cash Flows - For the Nine Months Ended September 30,	7
	2014 and 2013 - Unaudited

	Notes to Consolidated Financial Statements - Unaudited	8-40

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	41-60

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	60

Item 4.	Controls and Procedures	61

Part II.	OTHER INFORMATION

Item 1A.	Legal Proceedings	62-63

Item 1A.	Risk Factors	63

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 6.	Exhibits	64

	Signatures	65

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION-UNAUDITED

	September	December 31,
(In thousands, except share data)	2014	2013
ASSETS
Cash and interest bearing deposits in banks ($3,557 and $8,686 in Variable Interest Entities ("VIE"))	$56,624	43,138
Loans held for sale ($36,545 and $53,846 in VIE)	36,545	53,846
Loans receivable, net of allowance for loan losses of $2,632 and $2,713 ($19,922 and $56,170, net of allowance of $2,632 and $1,759 in VIE)	28,271	72,226
Trade receivables, net of allowance for bad debts	11,130	7,520
Real estate held for investment ($19,542 and $15,836 in VIE)	73,700	107,336
Real estate held for sale ($14,133 and $23,664 in VIE)	48,268	33,971
Investment in unconsolidated real estate joint ventures	9,707	1,354
Investment in Woodbridge Holdings, LLC	77,214	78,573
Properties and equipment, net ($7,645 and $7,899 in VIE)	15,410	14,824
Inventories	14,868	9,155
Goodwill and other intangible assets	5,365	2,686
Other assets ($1,563 and $2,413 in VIE)	4,973	6,518
Total assets	$382,075	431,147
LIABILITIES AND EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC ($14,171 and $68,517 in VIE)	$14,171	68,517
Notes payable to related parties	11,750	21,662
Notes payable	8,580	9,034
Principal and interest advances on residential loans ($10,960 and $11,252 in VIE)	10,960	11,252
Other liabilities ($1,693 and $1,103 in VIE)	25,614	17,116
Total liabilities	71,075	127,581
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Class A common stock, $.01 par value, authorized 25,000,000
shares; issued and outstanding 15,977,322 and 15,778,088 shares	160	158
Class B common stock, $.01 par value, authorized 1,800,000
shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	345,775	345,300
Accumulated deficit	(36,340)	(43,091)
Accumulated other comprehensive income	59	13
Total BBX Capital Corporation shareholders' equity	309,656	302,382
Noncontrolling interest	1,344	1,184
Total equity	311,000	303,566
Total liabilities and equity	$382,075	431,147

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except share and per share data)	2014	2013	2014	2013
Revenues:
Trade sales	$18,168	-	50,839	-
Interest income	1,120	2,541	4,178	7,959
Net gains on the sales of assets	1,031	912	4,908	5,168
Income from real estate operations	1,509	703	4,475	3,133
Other	388	1,502	1,877	2,381
Total revenues	22,216	5,658	66,277	18,641
Costs and expenses:
Cost of goods sold	13,060	-	36,606	-
BB&T's priority return in FAR distributions	105	783	658	2,702
Interest expense	238	336	1,197	839
Real estate operating expenses	1,436	1,172	4,927	3,640
Selling, general and administrative expenses	10,189	8,341	33,614	23,184
Total costs and expenses	25,028	10,632	77,002	30,365
Equity earnings in Woodbridge Holdings, LLC	7,635	8,183	21,965	11,625
Equity earnings in unconsolidated real estate joint ventures	(205)	-	(237)	-
(Provision for) recoveries from loan losses	(656)	4,433	2,638	3,502
Asset impairments, net	(5,926)	73	(7,151)	(5,069)
Income (loss) before income taxes	(1,964)	7,715	6,490	(1,666)
Provision for income taxes	-	20	6	20
Net income (loss)	(1,964)	7,695	6,484	(1,686)
Less: net loss attributable to non-controlling interest	66	-	267	-
Net income (loss) attributable to BBX Capital Corporation	$(1,898)	7,695	6,751	(1,686)
Basic earnings (loss) per share	$(0.12)	0.49	0.42	(0.11)
Diluted earnings (loss) per share	$(0.12)	0.47	0.40	(0.11)
Basic weighted average number of common
shares outstanding	16,007,445	15,806,836	15,999,696	15,799,315
Diluted weighted average number of common and
common equivalent shares outstanding	16,007,445	16,525,013	16,773,27016,773,394	15,799,315

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) UNAUDITED

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except share and per share data)	2014	2013	2014	2013
Net income (loss)	$(1,964)	7,695	6,484	(1,686)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	14	-	56	-
Comprehensive income (loss)	(1,950)	7,695	6,540	(1,686)
Less: net loss attributable to non-controlling interest	66	-	267	-
Foreign currency translation adjustments attributable to non-controlling interest	(2)	-	(10)	-
Total comprehensive income (loss) attributable to BBX Capital Corporation	$(1,886)	7,695	6,797	(1,686)

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 - UNAUDITED

				Accumulated
		Additional		Other	BBX Capital	Non-
	Common	Paid-in	(Accumulated	Comprehensive	Corporation	Controlling	Total
(In thousands)	Stock	Capital	Deficit)	Income	Equity	Interest	Equity
BALANCE, DECEMBER 31, 2012	$157	331,097	(90,930)	-	240,324	-	240,324
Net loss	-	-	(1,686)	-	(1,686)	-	(1,686)
Investment in Woodbridge Holdings, LLC	-	13,337	-	-	13,337	-	13,337
Repurchase and retirement of Class A common shares	(1)	(1,646)	-	-	(1,647)	-	(1,647)
Share based compensation expense	4	1,668	-	-	1,672	-	1,672
BALANCE, SEPTEMBER 30, 2013	$160	344,456	(92,616)	-	252,000	-	252,000

BALANCE, DECEMBER 31, 2013	$160	345,300	(43,091)	13	302,382	1,184	303,566
Net income	-	-	6,751	-	6,751	(267)	6,484
Noncontrolling interest distributions	-	-	-	-	-	(157)	(157)
Noncontrolling interest contributions	-	-	-	-	-	574	574
Other comprehensive income	-	-	-	46	46	10	56
Repurchase and retirement of Class A common shares	(1)	(2,020)			(2,021)		(2,021)
Share based compensation expense	3	2,495	-	-	2,498	-	2,498
BALANCE, SEPTEMBER 30, 2014	$162	345,775	(36,340)	59	309,656	1,344	311,000

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Nine Months
	Ended September 30,
(In thousands)	2014	2013
Net cash provided by (used in) operating activities	$6,543	(7,057)
Investing activities:
Proceeds from redemption of tax certificates	549	1,967
Purchase of tax certificates	-	(31)
Proceeds from sales of tax certificates	-	928
Proceeds from maturities of interest bearing deposits	-	496
Repayments of loans, net	34,942	83,380
Proceeds from the sales of loans transferred to held for sale	9,497	1,100
Additions to real estate	(1,128)	-
Proceeds from sales of real estate	21,662	25,226
Proceeds from the contribution of real estate to unconsolidated real estate joint ventures	6,966	-
Purchases of properties and equipment	(525)	(76)
Proceeds from sales of properties and equipment	53	-
Investments in unconsolidated real estate joint ventures	(4,431)	(1,300)
Investment in Woodbridge Holdings, LLC	-	(60,404)
Return of Woodbridge Holdings, LLC investment	1,359	4,972
Cash paid for acquisitions, net of cash acquired	(4,499)	-
Net cash provided by investing activities	64,445	56,258
Financing activities:
Repayment of notes payable	(849)	-
Deferred financing fees	(316)	-
Repayments of notes payable to related parties	(3,267)	-
Proceeds from notes payable to related parties	859	-
Repayment of BB&T preferred interest in FAR, LLC	(54,346)	(86,231)
Noncontrolling interest contributions	574	-
Noncontrolling interest distributions	(157)	-
Net cash used in financing activities	(57,502)	(86,231)
Increase (decrease) in cash and cash equivalents	13,486	(37,030)
Cash and cash equivalents at the beginning of period	43,138	62,377
Cash and cash equivalents at end of period	$56,624	25,347
Cash paid for:
Interest paid	$1,739	3,394
Income tax payments (refund)	-	20
Supplementary disclosure of non-cash investing and
financing activities:
Retirement of Class A Common Stock in connection with share based compensation withholding tax obligation	2,021	1,647
Loans and tax certificates transferred to real estate held-for-investment or real estate held-for-sale	20,450	30,855
Loans transferred to properties and equipment	-	12,834
Refinance of notes payable to related parties	(7,475)	-
Increase in notes payable associated with refinance of notes payable to related parties	7,475	-
Issuance of notes payable to purchase properties and equipment	21	-
Transfer from real estate-held-for-investment to real estate-held-for-sale	26,730	-
Tax certificates transferred to tax certificates held for sale	-	494
Notes payable issued in connection with the investment in Woodbridge Holdings, LLC	-	11,750
Increase in additional paid-in-capital associated with the investment in Woodbridge Holdings, LLC	-	13,337
Loans receivable transferred to loans held-for-sale	2,299	-
Loans receivable transferred from loans held-for-sale	-	(1,312)
Real estate held-for-investment transferred to investment in real estate joint ventures	1,920	-
Change in accumulated other comprehensive income	56	-

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

In April 2013, BBX Capital acquired a 46% equity interest in Woodbridge Holdings, LLC (“Woodbridge”).  Woodbridge’s principal asset is its ownership of Bluegreen Corporation and its subsidiaries (“Bluegreen”). Bluegreen manages, markets and sells the Bluegreen Vacation Club, a points-based, deeded vacation ownership plan with more than 180,000 owners.  BFC Financial Corporation (“BFC”), the controlling shareholder of the Company, owns the remaining 54% of Woodbridge (see Note 3 Investment in Woodbridge Holdings, LLC).

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

In December 2013, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), a wholly-owned subsidiary of BBX Capital, acquired the outstanding equity interests in Hoffman’s Chocolates and its subsidiaries Boca Bons, LLC and S&F Good Fortunes, LLC (collectively, “Hoffman’s”).  Hoffman’s is a manufacturer of gourmet chocolates, with four retail locations in South Florida. In January 2014, BBX Sweet Holdings acquired Williams & Bennett, a Florida based manufacturer of quality chocolate products.  In July 2014, BBX Sweet Holdings acquired Jer’s Chocolates, a California based distributor of peanut butter chocolate products internationally and in the United States and Helen Grace Chocolates, a California based manufacturer of premium chocolate confections, chocolate bars, chocolate candies and truffles.  In October 2014, BBX Sweet Holdings acquired Anastasia Confections Inc., an Orlando, Florida based manufacturer of gourmet candy and chocolate gift products (see Note 2 Acquisitions).

The Company has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. BFC currently owns 100% of the Company’s Class B common stock and 51% of the Company’s outstanding Class A common stock resulting in BFC owning 51% of the Company’s aggregate outstanding common stock and 72% of the voting power of the Company’s common stock. The percentage of total common equity represented by Class A and Class B common stock was 99% and 1% at September 30, 2014, respectively. The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 97,523 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis.

In September 2014, the Company’s Board of Directors’ approved a share repurchase program and authorized management, at its discretion, to repurchase up to $20 million of BBX Capital’s Class A Common Stock from time to time, subject to market conditions and other factors considered by management to be appropriate at the time of repurchase.

On September 30, 2014, 282,602 shares of restricted Class A common stock granted to executive officers in September 2012 vested.  The Company repurchased and retired 115,866 shares of the executive officers’ Class A common stock to satisfy the $2.0 million withholding tax obligations associated with the vesting of these shares.

In October 2014, the Company’s Compensation Committee of the Board of Directors’ granted 396,082 restricted shares of the Company’s Class A Common stock to its executive officers under the Company’s 2014 Stock Incentive Plan.  These  restricted Class A common shares had a $6.6 million fair value on the grant date and vest ratably each September 30th over a four year period.  The Company recognizes the compensation costs based on the straight-line method over the four year vesting period.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

In May 2013, BBX Capital entered into a definitive merger agreement (the “Merger Agreement”) with BFC and BBX Merger Sub, LLC, a newly formed wholly owned subsidiary of BFC (“Merger Sub”). The Merger Agreement provides for BBX Capital to merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company of the Merger and a wholly owned subsidiary of BFC. Under the terms of the Merger Agreement, which was approved by a special committee comprised of the Company’s independent directors (the “Special Committee”) as well as the full boards of directors of both BFC and the Company, the Company’s shareholders (other than BFC and shareholders of the Company who exercise and perfect their appraisal rights in accordance with Florida law) will be entitled to receive 5.39 shares of BFC’s Class A Common Stock in exchange for each share of the Company’s Class A Common Stock that they hold at the effective time of the Merger (as such exchange ratio may be adjusted in accordance with the terms of the Merger Agreement, the “Exchange Ratio”). Each option to acquire shares of the Company’s Class A Common Stock that is outstanding at the effective time of the Merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the Exchange Ratio and the exercise price of the option will be divided by the Exchange Ratio. In addition, each share of the Company’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the Merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares subject to the award will be multiplied by the Exchange Ratio. The Merger Agreement was approved by the Company’s shareholders and by BFC’s shareholders on April 29, 2014. Consummation of the Merger is subject to certain closing conditions, including, without limitation, BFC’s Class A Common Stock being approved for listing on a national securities exchange (or interdealer quotation system of a registered national securities association) at the effective time of the Merger and the absence of any “Material Adverse Effect” (as defined in the Merger Agreement) with respect to either the Company or BFC.  Pursuant to the terms of the merger agreement, because the merger was not consummated by April 30, 2014, either BFC or BBX Capital may terminate the merger agreement at any time.  It is not currently expected that the merger will be consummated prior to the first quarter of 2015.

BBX Capital’s principal asset until July 31, 2012 was its ownership of BankAtlantic and its subsidiaries (“BankAtlantic”).  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida and provided traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida.  On November 1, 2011, the Company entered into a definitive agreement to sell BankAtlantic to BB&T Corporation (“BB&T”), which agreement was amended on March 13, 2012 (“the Agreement”).  On July 31, 2012, BBX Capital completed the sale to BB&T of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described herein are collectively referred to as the “BB&T Transaction”). Pursuant to the terms of the Agreement, prior to the closing of the BB&T Transaction, BankAtlantic formed two wholly-owned subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”).  BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and real estate that had an aggregate carrying value on BankAtlantic’s Balance Sheet of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to the Company.  At the closing of the BB&T Transaction, the Company transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of the Company’s $285.4 million in principal amount of outstanding trust preferred securities (“TruPS”) obligations. The Company continues to hold the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company agreement of FAR, which was entered into by the Company and BB&T at the closing, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and the Company will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. The Company entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years. BB&T’s preferred interest in FAR as of September 30, 2014 had been reduced through cash distributions to $14.2 million.

Prior to the closing of the BB&T Transaction, BankAtlantic contributed approximately $82 million in cash to CAM and certain non-performing commercial loans, commercial real estate and previously written-off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $125 million as of July 31, 2012.  CAM assumed all liabilities related to

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of the Company's consolidated financial condition at September 30, 2014, the consolidated results of operations and consolidated statement of comprehensive income for the three and nine months ended September 30, 2014 and 2013, and the consolidated total equity and cash flows for the nine months ended September 30, 2014 and 2013.  The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results of operations that may be expected for the subsequent interim period during 2014 or for the year ended December 31, 2014.  The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2014.

Basic earnings per share excludes dilution and is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common shares were exercised or restricted common stock of the Company were to vest. In calculating diluted earnings per share, net income attributable to the Company is divided by the weighted average number of common shares. Options and restricted stock are included in the weighted average number of common shares outstanding based on the treasury stock method, if dilutive.  During the three and nine months ended September 30, 2014 options to acquire 15,481 shares of Class A common stock were anti-dilutive.  During the three months ended September 30, 2014, 995,202 outstanding restricted Class A Common Stock awards were anti-dilutive.  During the three and nine months ended September 30, 2013 options to acquire 25,195 shares of Class A common stock and outstanding restricted stock Class A Common Stock awards in the amount of 880,302 shares were anti-dilutive.

The Company follows the equity method of accounting to record its investments in Woodbridge and real estate joint ventures in which it has the ability to significantly influence the decisions of the joint venture and to record its investment in variable interest entities in which it is not the primary beneficiary. Under the equity method, an investment is shown on the Statement of Financial Condition of an investor as a single amount and an investor’s share of earnings or losses from its investment is shown in the Statement of Operations as a single amount.  The investment is initially measured at cost and adjusted for the investor’s share of the earnings or losses of the investee as well as dividends received from the investee.  The investor recognizes its share of the earnings or losses of the investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend.

Goodwill and other intangible assets consisted of $0.5 million of goodwill associated with the Williams & Bennett acquisition, and $4.8 million of other identifiable intangible assets including trade names, customer relationships and lease premiums acquired in connection with the Renin Transaction and the BBX Sweet Holdings acquisitions (see Note 2 Acquisitions).

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The trade names, customer relationship and lease premium intangible assets were initially recorded at fair value and are amortized on a straight-line basis over their estimated useful lives which are generally twenty years for trade names, ten years for customer relationships and over the remaining lease term for lease premiums. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  The impairment test compares the fair value of the intangible asset with the carrying value. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in the amount of the excess carrying amount

New Accounting Pronouncements:

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

Update Number 2014-15 – Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This update provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The guidance requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in United States auditing standards.  The standard is effective for annual and interim reporting periods beginning after December 15, 2016.  Early application is permitted.  The adoption of this update is not expected to have an impact on the Company’s financial statements.

Update Number 2014-09 – Revenue from Contracts with Customers – (Topic 606). This update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply this update either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying this update at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company's consolidated financial statements.

Update Number 2014-08 – Reporting Discontinued Operations and Disclosure of Disposals of Components of an Entity - (Topic 360 and Topic 205). This update changes the criteria for reporting discontinued operations and requires additional disclosures about discontinued operations and the disposal of individually significant disposals that do not qualify for discontinued operations presentation in the financial statements.  This update is effective for annual and interim periods beginning after December 15, 2014. The adoption of this update is not currently expected to have a material impact on the Company’s financial statements.

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

Liquidity Considerations

The Company’s cash was $52.9 million at September 30, 2014. This amount does not include $3.5 million and $0.2 million of cash held in FAR and Renin, respectively.  The Company had $9.8 million of current liabilities as of September 30, 2014.  The Company’s principal source of liquidity is its cash holdings, funds obtained from payments on and sales of its loans, loan payoffs, sales of real estate, income from income producing real estate, and distributions received from FAR and Woodbridge. While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to the Company until the BB&T preferred membership interest is repaid. The balance of BB&T’s preferred membership interest in FAR was approximately $14.2 million at September 30, 2014. Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, cash flows and the business of Bluegreen as well as restrictions contained in Bluegreen’s debt facilities and the outcome of pending legal proceedings against Bluegreen.

BBX Capital does not expect its investments in Renin or BBX Sweet Holdings to be a source of liquidity for the foreseeable future. Based on current and expected liquidity needs and sources, the Company expects to be able to meet its liquidity needs over the next twelve months.

2.  Acquisitions

In July 2014, BBX Sweet Holdings acquired Jer’s Chocolates (“Jer’s”), a California based distributor of peanut butter chocolate products internationally and in the United States and in a separate transaction, BBX Sweet Holdings acquired Helen Grace Chocolates (“Helen Grace”), a California based manufacturer of premium chocolate confections, chocolate bars, chocolate candies and truffles.

 In January 2014, BBX Sweet Holdings acquired Williams & Bennett, including its other brand Big Chocolate Dipper. Williams & Bennett is headquartered in Boynton Beach, Florida and is a manufacturer of chocolate products serving boutique retailers, big box chains, department stores, national resort properties, corporate customers, and private label brands.

The following tables summarize the fair value of the assets acquired and liabilities assumed and the net cash outflows from the Williams & Bennett, Jer’s, and Helen Grace acquisitions at the acquisition dates (in thousands):

Fair value of identifiable assets
acquired and liabilities assumed:
Trade receivables	$49
Inventories	3,224
Properties and equipment	1,157
Other intangible assets	2,374
Other assets	406
Note payable	(186)
Other liabilities	(522)
Fair value of identifiable net assets	6,502
Goodwill	543
Purchase consideration	5,213
Bargain purchase gain	$(1,832)

Purchase consideration	$5,213
Holdback Amounts	(750)
Discount on Holdback Amount	36
Net cash outflows from acquisition	$4,499

The purchase consideration for the acquisition of the assets and assumption of certain liabilities of Helen Grace was less than the fair value of the net assets acquired and resulted in a bargain purchase gain of $1.8 million.  This gain was recognized in the Company’s consolidated statements of operations in selling, general and administrative expenses.  Management believes that it was able to acquire Helen Grace for a bargain purchase price because Helen Grace was a distressed company.

The aggregate trade sales for Williams & Bennett, Jer’s and Helen Grace included in the Company’s statement of operations for the three months ended September 30, 2014 was $2.4 million.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The aggregate earnings for Williams & Bennett, Jer’s and Helen Grace included in the Company’s statement of operations for the three months ended September 30, 2014 was $1.9 million.

The aggregate trade sales for Williams & Bennett, Jer’s and Helen Grace included in the Company’s statement of operations for the nine months ended September 30, 2014 was $4.0 million.

The aggregate earnings for Williams & Bennett, Jer’s and Helen Grace included in the Company’s statement of operations for the nine months ended September 30, 2014 was $1.6 million.

Included in aggregate earnings in the Company’s statements of operations for the three and nine months ended September 30, 2014 was the Helen Grace $1.8 million bargain purchase gain.

In October 2014, BBX Sweet Holdings acquired the outstanding common shares of Anastasia Confections (“Anastasia”), a premium confections company founded in 1984. Headquartered in an 80,000 square foot production facility in Orlando, Florida, Anastasia manufactures gourmet coconut and chocolate candy, salt water taffy, and other chocolate gift products.  The purchase consideration of $11.5 million consisted of $4.0 million of cash at closing and a promissory note of $7.5 million, bearing interest at 5%, with four annual installments of principal and interest due from 2015 to 2018. The promissory note is guaranteed by BBX Capital.

Certain business combination disclosures required by Topic 805-10-50-2 for the Anastasia acquisition, such as the fair value of the net assets acquired and the supplemental pro forma information, were not available at the date of filing.  The Company engaged valuation firms to provide estimates of the fair value of the assets acquired and liabilities assumed and the valuation reports were not completed as of the filing date.  Also, the seller needed additional time to provide the financial information requested by the Company to prepare the supplemental pro forma information.  The estimates of the fair value of the assets acquired and liabilities assumed as well as the supplemental pro forma information will be disclosed in a subsequent filing.

The Company incurred $0.1 million and $0.3 million of acquisition related costs in connection with the above acquisitions during the three and nine months ended September 30, 2014.  The acquisition related costs were recognized in selling, general and administrative expenses in the Company’s statements of operations for the three and nine months ended September 30, 2014.

3.    Investment in Woodbridge Holdings, LLC

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following are the adjustments to the investment in Woodbridge under the equity method for the three and nine months ended September 30, 2014 and for the three months ended September 30, 2013 and from the date of investment (April 2, 2013) through September 30, 2013 (in thousands):

	For the Three Months		For the Nine	From April 2, 2013
	Ended September 30,		Months Ended	Through
	2014	2013	September 30, 2014	September 30, 2013

Cash to Woodbridge	$-	-	-	60,404
Note payable to Woodbridge	-	-	-	11,750
Increase in additional paid-in capital	-	-	-	13,337
Investment in Woodbridge	78,057	80,140	78,573	85,491
Equity earnings in Woodbridge	7,635	8,183	21,965	11,625
Dividends received from Woodbridge	(8,478)	(7,804)	(23,324)	(16,597)
Investment in Woodbridge	$77,214	80,519	77,214	80,519

The condensed Statements of Financial Condition as of the dates indicated of Woodbridge Holdings, LLC were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Assets
Cash and restricted cash	$221,597	224,104
Notes receivable, net	448,284	467,319
Inventory of real estate	196,527	204,256
Intangible assets	63,970	64,142
Other assets	137,445	126,494
Total assets	$1,067,823	1,086,315
Liabilities and Equity
Accounts payable, accrued liabilities and other	$107,165	116,956
Deferred tax liabilities, net	108,482	76,726
Notes payable	489,258	537,500
Junior subordinated debentures	149,374	147,431
Total liabilities	854,279	878,613
Total Woodbridge members' equity	167,026	169,981
Noncontrolling interest	46,518	37,721
Total equity	213,544	207,702
Total liabilities and equity	$1,067,823	1,086,315

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The condensed Statements of Operations of Woodbridge Holdings, LLC were as follows (in thousands):

	For the Three Months		For the Nine	From April 2, 2013
	Ended September 30,		Months Ended	Through
	2014	2013	September 30, 2014	September 30, 2013
Total revenues	$163,273	148,281	443,810	280,157
Total costs and expenses	132,261	115,420	357,456	230,801
Other income	483	388	1,860	746
Income from continuing operations before taxes	31,495	33,249	88,214	50,102
Provision for income taxes	11,136	11,532	31,722	17,072
Income from continuing operations	20,359	21,717	56,492	33,030
(Loss) income from discontinued operations, net of tax	(2)	(192)	55	(270)
Net income	20,357	21,525	56,547	32,760
Net income attributable to noncontrolling interest	(3,759)	(3,735)	(8,797)	(7,487)
Net income attributable to Woodbridge	16,598	17,790	47,750	25,273
BBX Capital 46% equity earnings in Woodbridge	$7,635	8,183	21,965	11,625

4.  Consolidated Variable Interest Entities

FAR

In consideration for BB&T assuming BBX Capital’s $285.4 million in principal amount of TruPS in connection with the sale of BankAtlantic, BB&T received from BBX Capital at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR (Class A Units in FAR) which it will hold until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum. At that time, BB&T’s interest in FAR will terminate, and BBX Capital, which holds the remaining 5% of the Class A Units and 100% of the Class R units, will thereafter be the sole member of FAR and be entitled to any and all residual proceeds.  FAR’s assets were expected to be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BBX Capital provided BB&T with an incremental $35 million guarantee to further support BB&T’s recovery within seven years of the $285 million preference amount. At September 30, 2014, BB&T’s preferred interest in FAR had been paid down to approximately $14.2 million.

BBX Capital’s variable interests in FAR include its 5% preferred membership interest in the cash flows of FAR, rights to all residual cash flows after satisfaction of the preferred membership interests, and the incremental guarantee issued to BB&T. CAM also services approximately $20.1 million of FAR commercial loans and has a right of first refusal to acquire certain FAR commercial loans. CAM is entitled to purchase certain commercial loans on a basis established in FAR’s operating agreement.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

The activities of FAR are governed by an amended and restated limited liability agreement which grants the Board of Managers decision-making authority over FAR. The Board has four members, two members elected by the Company and two members elected by BB&T. The approval of an issue before the Board requires three of the members’ approval. Members designated by BB&T must resign from the Board upon the redemption of its preferred membership interest in FAR.

The carrying amount of the assets and liabilities of FAR and the classification of these assets and liabilities in the Company’s Statement of Financial Condition was as follows (in thousands):

	September 30,	December 31,
	2014	2013
Cash and interest bearing deposits in banks	$3,509	8,388
Loans held for sale	36,545	53,846
Loans receivable, net	19,922	56,170
Real estate held-for-investment	19,042	15,509
Real estate held-for-sale	14,133	23,664
Properties and equipment, net	7,645	7,899
Other assets	1,188	2,413
Total assets	$101,984	167,889
BB&T preferred interest in FAR, LLC	$14,171	68,517
Other liabilities	12,605	12,343
Total liabilities	$26,776	80,860

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

BBX Capital’s maximum loss exposure in FAR if all of FAR’s assets were deemed worthless would have been $89.4 million as of September 30, 2014, including the incremental guarantee in favor of BB&T for repayment of the $14.2 million balance of its preferred membership interest.

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

The carrying amount of the assets and liabilities of North Flagler and the classification of these assets and liabilities in the Company’s Statement of Financial Condition was as follows (in thousands):

	September 30,	December 31,
	2014	2013
Cash and interest bearing deposits in banks	$48	298
Real estate held-for-investment	500	327
Other assets	375	-
Total assets	$923	625
Other liabilities	$48	12
Noncontrolling interest	$132	135

BBX Capital’s maximum loss exposure in North Flagler if all of North Flagler’s assets were deemed worthless would have been $743,000 as of September 30, 2014.

5.  Investments in Unconsolidated Real Estate Joint Ventures

The Company had the following investments in unconsolidated real estate joint ventures (in thousands):

	September 30,	December 31,
	2014	2013
Altis at Kendall Square, LLC	$1,164	1,300
New Urban/BBX Development, LLC	(11)	54
Sunrise and Bayview Partners, LLC	1,745	-
Hialeah Communities, LLC	4,860	-
PGA Design Center Holdings, LLC	1,949	-
Investments in unconsolidated real estate joint ventures	$9,707	1,354

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

In April 2014, the joint venture obtained an acquisition, development and construction loan from a financial institution and the Company and New Urban Communities each contributed $692,000 to the joint venture as a capital contribution. The joint venture purchased the two acre site from the Company for $3.6 million consisting of $1.8 million in cash (less $0.2 million in selling expenses) and a $1.6 million promissory note.  The promissory note bears interest at 8% per annum and is subordinated to the financial institution acquisition, development and construction loan.  The Company recognized a partial gain of $188,000 on the sale of the vacant land to the joint venture.

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

Sunrise and Bayview Partners

In June 2014, the Company entered into a joint venture agreement with an affiliate of Procacci Development Corporation (“PDC”) and the Company and PDC each contributed $1.8 million in the Sunrise and Bayview Partners joint venture.  The Company and PDC each have a 50% interest in the joint venture.  In July 2014, the joint venture borrowed $5.0 million from PDC and acquired for $8.0 million three acres of real estate in Fort Lauderdale, Florida from an unrelated third party. The property is improved with an approximate 84,000 square foot office building along with a convenience store and gas station.   The joint venture refinanced the PDC borrowings with a financial institution and the Company provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s $5.0 million loan.

The Company analyzed the Sunrise and Bayview Partners operating agreement and determined that we are not the primary beneficiary and therefore the investment in the real estate joint venture was accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that PDC has the power to direct activities of the joint venture that most significantly affect the joint venture’s performance as it is managing the property, including locating  tenants, executing leases, collecting rent payments and conducting development activities. Additionally, PDC also receives significant benefits from the joint venture in excess of its 50% membership interest in the form of development and property management fees.

PGA Design Center Holdings, LLC (“PGA Design Center”)

In December 2013, the Company purchased for $6.1 million a commercial property with three existing buildings consisting of 145,000 square feet of mainly furniture retail space. In January 2014, the Company entered into a joint venture with Stiles Development, and in connection with the formation of the joint venture, the Company sold the commercial property to the joint venture in exchange for $2.9 million in cash and a 40% interest in the joint venture. The joint venture intends to seek governmental approvals to change the use of a portion of the property from retail to office and subsequently sell or lease the property. The property contributed to the joint venture excluded certain residential development entitlements with an estimated value of $1.2 million which were transferred to adjacent parcels owned by the Company.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Hialeah Communities, LLC

In July 2014, the Company entered into a joint venture agreement with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah Florida. The Company transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, the Company received $2.2 million in cash and a joint venture interest with an agreed upon assigned initial capital contribution value of $4.9 million. The Company is entitled to receive 57% of the joint venture distributions until it receives its aggregate capital contributions plus a 9% per annum return on capital.  Any distributions thereafter are shared 45% by the Company and 55% by CC Bonterra.  The Company contributes 57% of the capital and remains liable as a co-borrower on the $8.3 million mortgage that was assumed by the joint venture. The Company recognized a partial gain of $229,000 on the transfer of the land to the joint venture.

The Company analyzed the Hialeah Communities operating agreement and determined that it is not the primary beneficiary and therefore the investment in the real estate joint venture was accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that CC Bonterra as the managing member and developer of the homes has the power to direct activities of the joint venture that most significantly affect the joint venture’s performance.     Additionally, CC Bonterra also receives significant benefits from the joint venture in excess of its 43% membership interest in the form of development and administrative fees as wells as 55% of  joint venture profits.

In September 2014, the Company contributed additional capital to the joint venture of $1.8 million with CC Bonterra contributing $1.4 million.  The joint venture advanced $2.3 million of the funds to a wholly-owned subsidiary of the Company and purchased property adjacent to the project for $0.9 million.  The wholly-owned subsidiary of the Company used the funds received from the joint venture to purchase additional property adjacent to the project.

6.  Loans Held-for-Sale

Loans held-for-sale were as follows (in thousands):

	September 30,	December 31,
	2014	2013
Residential	$28,171	38,223
First-lien consumer	-	4,176
Second-lien consumer	2,299	-
Small business	6,075	11,447
Total loans held-for-sale	$36,545	53,846

Loans held-for-sale are reported at the lower of cost or fair value.  The Company transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  The Company transfers loans previously held-for-sale to loans held-for-investment at the lower of cost or fair value on the transfer date.  All loans held-for-sale at September 30, 2014 and December 31, 2013 were owned by FAR.

In September 2014, FAR, based on current market conditions, decided to sell its performing second-lien consumer loans.  The Company charged down these loans $2.7 million to fair value and transferred the loans to held-for-sale in the aggregate amount of $2.3 million.

In July 2014, the Company received net proceeds from the sales of its first-lien consumer loan portfolio and residential loans of approximately $3.2 million and $6.3 million, respectively.  Included in net gains on the sales of assets for the three and nine months ended September 30, 2014 was a $0.6 million gain from the sale of these loans.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

7.  Loans Receivable

The loan portfolio consisted of the following components (in thousands):

	September 30,	December 31,
	2014	2013
Commercial non-real estate	$1,345	3,331
Commercial real estate	27,143	62,937
Consumer	2,415	8,618
Residential	-	53
Total gross loans	30,903	74,939
Adjustments:
Premiums, discounts and net deferred fees	-	-
Allowance for loan losses	(2,632)	(2,713)
Loans receivable -- net	$28,271	72,226

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was (in thousands):

	September 30,	December 31,
Loan Class	2014	2013
Commercial non-real estate	$1,345	3,331
Commercial real estate	16,677	45,540
Consumer	2,031	2,972
Residential	-	53
Total nonaccrual loans	$20,053	51,896

An age analysis of the past due recorded investment in loans receivable as of September 30, 2014 and December 31, 2013 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
September 30, 2014	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	1,015	1,345
Commercial real estate:	-	-	5,458	5,458	21,685	27,143
Consumer	-	297	1,979	2,276	139	2,415
Residential:	-	-	-	-	-	-
Total	$-	297	7,767	8,064	22,839	30,903

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2013	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	2,269	2,269	1,062	3,331
Commercial real estate:	-	-	22,729	22,729	40,208	62,937
Consumer	317	293	2,480	3,090	5,528	8,618
Residential:	-	-	53	53	-	53
Total	$317	293	27,531	28,141	46,798	74,939

(1)  The Company had no loans that were past due greater than 90 days and still accruing as of September 30, 2014 or December 31, 2013.

The activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2014 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$-	115	-	1,766	-	1,881
Charge-offs :		(134)	-	(2,966)	(4)	(3,104)
Recoveries :	26	1,974	80	961	158	3,199
Provision:	(26)	(239)	(80)	1,155	(154)	656
Ending balance	$-	1,716	-	916	-	2,632
Ending balance individually
evaluated for impairment	$-	1,607	-	-	-	1,607
Ending balance collectively
evaluated for impairment	-	109	-	916	-	1,025
Total	$-	1,716	-	916	-	2,632
Loans receivable:
Ending balance individually
evaluated for impairment	$1,345	16,675	-	1,282	-	19,302
Ending balance collectively
evaluated for impairment	$-	10,468	-	1,133	-	11,601
Total	$1,345	27,143	-	2,415	-	30,903
Purchases of loans	$-	-	-	-	-	-
Proceeds from loan sales	$-	-	-	3,239	6,258	9,497
Transfer to loans held for sale	$-	-	-	2,299	-	2,299
Transfer from loans held for sale	$-	-	-	-	-	-

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2013 was as follows (in thousands):

		Commercial
	Commercial	Real	Small
	Non-Real Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,384	972	-	2,725	163	5,244
Charge-offs:	-	(227)	-	(241)	(141)	(609)
Recoveries :	53	3,596	73	289	579	4,590
Provision :	116	(3,992)	(73)	(225)	(259)	(4,433)
Ending balance	$1,553	349	-	2,548	342	4,792
Ending balance individually
evaluated for impairment	$954	-	-	-	-	954
Ending balance collectively
evaluated for impairment	599	349	-	2,548	342	3,838
Total	$1,553	349	-	2,548	342	4,792
Loans receivable:
Ending balance individually
evaluated for impairment	$3,332	90,750	-	4,921	40,146	139,149
Ending balance collectively
evaluated for impairment	$7,018	20,117	-	9,042	5,323	41,500
Total	$10,350	110,867	-	13,963	45,469	180,649
Proceeds from loan sales	$-	-	-	-	-	-
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	(1,312)	(1,312)

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2014 was as follows (in thousands):

	Commercial	Commercial
	Non-Real	Real	Small
	Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$954	227	-	1,532	-	2,713
Charge-offs :	(1,939)	(134)	-	(3,325)	(5)	(5,403)
Recoveries :	67	5,723	267	1,651	252	7,960
Provision :	918	(4,100)	(267)	1,058	(247)	(2,638)
Ending balance	$-	1,716	-	916	-	2,632
Proceeds from loan sales	$-	-	-	3,239	6,258	9,497
Transfer to loans held for sale	$-	-	-	2,299	-	2,299
Transfer from loans held for sale	$-	-	-	-	-	-

The activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2013 was as follows (in thousands):

	Commercial	Commercial
	Non-Real	Real	Small
	Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,735	1,869	-	1,261	446	5,311
Charge-offs:	-	(3,915)	-	(1,528)	(589)	(6,032)
Recoveries :	308	5,743	189	1,306	1,469	9,015
Provision :	(490)	(3,348)	(189)	1,509	(984)	(3,502)
Ending balance	$1,553	349	-	2,548	342	4,792
Proceeds from loan sales	$-	1,100	-	-	-	1,100
Transfer to loans held for sale	$-	-	-	-	-	-
Transfer from loans held for sale	$-	-	-	-	(1,312)	(1,312)

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Impaired Loans -  Loans are considered impaired when, based on current information and events, the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement.  Impairment is evaluated based on past due status for consumer and residential loans.  Impairment is evaluated as part of the Company’s on-going credit monitoring process for commercial loans. Factors considered in determining if a loan is impaired are past payment history, financial strength of the borrower or guarantors, and cash flow associated with the collateral or business.  If a loan is impaired, a specific valuation allowance is established, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or based on the fair value of the loan. Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans for all loan classes are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans as of September 30, 2014 and December 31, 2013 were as follows (in thousands):

	As of September 30, 2014			As of December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$-	-	-	3,001	4,472	954
Commercial real estate:	4,159	8,750	1,607	-	-	-
Consumer	749	1,689	749	920	2,228	920
Residential:	-	-	-	-	-	-
Total with allowance recorded	$4,908	10,439	2,356	3,921	6,700	1,874
With no related allowance recorded:
Commercial non-real estate	$1,344	3,079	-	330	634	-
Commercial real estate:	13,161	22,886	-	45,540	79,186	-
Consumer	1,625	2,418	-	7,165	8,730	-
Residential:	-	-	-	53	189	-
Total with no allowance recorded	$16,130	28,383	-	53,088	88,739	-
Total:
Commercial non-real estate	$1,344	3,079	-	3,331	5,106	954
Commercial real estate	17,320	31,636	1,607	45,540	79,186	-
Consumer	2,374	4,107	749	8,085	10,958	920
Residential	-	-	-	53	189	-
Total	$21,038	38,822	2,356	57,009	95,439	1,874

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2014 were (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014		September 30, 2014
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$-	-	-	-
Commercial real estate:	4,159	46	1,386	80
Consumer	749	-	869	5
Residential:	-	-	-	-
Total with allowance recorded	$4,908	46	2,255	85
With no related allowance recorded:
Commercial non-real estate	$1,353	16	1,378	40
Commercial real estate:	13,393	358	16,560	552
Consumer	1,720	12	5,100	139
Residential:	-	-	-	-
Total with no allowance recorded	$16,466	386	23,038	731
Total:
Commercial non-real estate	$1,353	16	1,378	40
Commercial real estate	17,552	404	17,946	632
Consumer	2,469	12	5,969	144
Residential	-	-	-	-
Total	$21,374	432	25,293	816

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

The Company monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions. In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans remain subject to quarterly impairment analyses and adjustments.  Included in total impaired loans as of September 30, 2014 were $14.5 million of collateral dependent loans, which were measured for impairment using current appraisals.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The Company had no commitments to lend additional funds on impaired loans as of September 30, 2014.

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

There was one commercial real estate loan that was designated as a troubled debt restructured loan with a recorded investment of $4.2 million that was modified during the three and nine months ended September 30, 2014. There were no troubled debt restructurings during the three and nine months ended September 30, 2013.  There were no loans modified in troubled debt restructurings beginning January 1, 2013 through September 30, 2014 that experienced a payment default during the three and nine months ended September 30, 2014. There were no loans modified in troubled debt restructurings beginning January 1, 2012 through September 30, 2013 that experienced a payment default during the three and nine months ended September 30, 2013.

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

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of September 30,	As of December 31,
	2014	2013
Land	$34,357	18,268
Rental properties	7,828	6,168
Residential single-family	4,212	6,447
Other	1,871	3,088
Total held-for-sale	$48,268	33,971

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of September 30,	As of December 31,
	2014	2013
Land	$53,122	79,656
Rental properties	19,789	26,891
Other	789	789
Total held-for-investment	$73,700	107,336

The following table presents the activity in real estate held-for-sale and held-for-investment for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014		September 30, 2014
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period	$38,021	93,032	33,971	107,336
Acquired through foreclosure	2,621	4,600	4,351	16,099
Transfers	7,814	(7,814)	26,730	(26,730)
Purchases	2,313	-	2,313	-
Improvements	-	817	-	1,128
Accumulated depreciation	-	(134)	-	(346)
Sales	(2,334)	(11,613)	(18,722)	(16,413)
Impairments	(167)	(5,188)	(375)	(7,374)
End of Period	$48,268	73,700	48,268	73,700

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013		September 30, 2013
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period	$36,043	38,785	45,637	37,413
Acquired through foreclosure	2,732	14,170	14,923	16,064
Improvements	-	-	-	-
Sales	(2,745)	-	(21,129)	(465)
Impairments	(371)	537	(3,772)	480
End of Period	$35,659	53,492	35,659	53,492

9.   Inventories

Inventories were as follows (in thousands):

	As of	As of
	September 30, 2014	December 31, 2013
Raw materials	$7,711	5,077
Work in process	534	379
Finished goods	6,623	3,699
Total	$14,868	9,155

Inventories are measured at the lower of cost, determined on a first-in, first-out basis, or market.  Cost includes all costs of conversions, including materials, direct labor, production overhead and depreciation of equipment.  Raw materials are stated at the lower of cost, determined on a first-in, first-out basis, or market determined by reference to replacement cost.  Raw materials are not written down unless the goods in which they are incorporated are expected to be sold for less than cost, in which case, they are written down by reference to replacement cost of the raw materials.  Finished goods and work in process are stated at the lower of cost or market.  Shipping and handling fees billed to the customers are recorded as trade sales.  Included in the Company’s Statement of Operations as selling, general, and administrative expenses for the three and nine months ended September 30, 2014 were $1.6 million and $4.6 million, respectively, of costs associated with shipping goods to customers.

10.   Related Parties

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

Effective December 1, 2012, the Company entered into an agreement with BFC under which the Company provides office facilities to BFC and is reimbursed by BFC based on cost. BFC also provides risk management services to the

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Company and BFC is reimbursed by the Company based on cost. The Company’s employees are provided health insurance under policies maintained by Bluegreen for which Bluegreen is reimbursed at cost.

The table below shows the effect of these related party agreements and arrangements on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Other revenues	$111	104	330	322
Expenses:
Employee compensation
and benefits	(152)	(55)	(367)	(136)
Other - back-office support	(60)	(48)	(145)	(139)
Net effect of affiliate transactions
before income taxes	$(101)	1	(182)	47

On October 30, 2013, Renin, which is owned 81% by the Company and 19% by BFC, was formed by the Company and BFC to complete the Renin Transaction. Bluegreen funded approximately $9.4 million of the Renin Transaction consideration in the form of a loan and revolver facility and the remaining funds necessary to complete the Renin Transaction were funded by BBX Capital and BFC pro rata in accordance with their percentage equity interests. Renin recognized $0 and  $307,000, respectively, of interest expense under the Bluegreen loan for the three and nine months ended September 30, 2014.

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

Under the terms and conditions of the Credit Agreement, Renin was originally required to comply with certain financial covenants from June 30, 2014 to November 30, 2014, including limits on monthly capital expenditures and the achievement of monthly EBITDA (as defined in the Credit Agreement) in amounts equal to or greater than specific amounts set forth in the Credit Agreement. However, the credit agreement was amended in October 2014 replacing the EBITDA financial covenants requirements for each month ended during the period from September 2014 through November 2014 with the Fixed Charge Coverage Ratio (as defined in the amended Credit Agreement).  In addition, beginning on December 1, 2014, Renin will be required to maintain as of the end of each month a certain specified Fixed Charge Coverage Ratio (as defined in the Credit Agreement) measured on a trailing twelve-month basis. The Credit Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of Renin to incur liens or engage in certain asset dispositions, mergers or consolidations, dissolutions, liquidations or winding up of its businesses. The loans are collateralized by all of Renin’s assets.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

As disclosed in Note 2, on April 2, 2013, the Company invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The investment was made in connection with Woodbridge’s acquisition of the publicly held shares of Bluegreen. BFC holds the remaining 54% of Woodbridge.  The Company contributed $60 million in cash and issued to Woodbridge an $11.75 million note payable in connection with the Company’s acquisition of its 46% equity interest in Woodbridge.  During the three and nine months ended September 30, 2014, the Company recognized $147,000 and $441,000, respectively, of interest expense in connection with the Woodbridge note payable.

11.   Segment Reporting

The information provided for Segment Reporting is based on internal reports utilized by management. Results of continuing operations are reported through four reportable segments: BBX, FAR,  Renin and Sweet Holdings. The BBX reportable segment includes the results of operations of CAM and BBX Partners and the Company’s equity interest in Woodbridge for the three and nine months ended September 30, 2014 and 2013.  BBX’s activities consisted of the activities associated with managing its commercial loan portfolio, real estate properties, and portfolio of charged off loans as well as its investment in Woodbridge and investments in real estate joint ventures.

The FAR reportable segment consists of the activities associated with overseeing the management and monetization of FAR’s assets with a view to the repayment of BB&T’s preferred membership interest and maximizing the cash flows of any remaining assets.

The Renin reportable segment consists of the activities of Renin. Renin was acquired in October 2013; therefore, the Renin reportable segment includes the results of operations of Renin for the three and nine months ended September 30, 2014.

The Sweet Holdings reportable segment consists of the activities of Hoffman’s  and Williams & Bennett for the three and nine months ended September 30, 2014, and the activities of Jer’s and Helen Grace from their respective dates of acquisition, July 1, 2014 and July 21, 2014 through September 30, 2014.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies.  Intersegment transactions are eliminated in consolidation.

Depreciation and amortization consist of depreciation on properties and equipment, amortization of leasehold improvements, and deferred rent.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The Company evaluates segment performance based on segment net income after tax. The table below provides segment information for the three and nine months ended September 30, 2014 and 2013 (in thousands):

					Adjusting
					and
				Sweet	Elimination	Segment
For the Three Months Ended:	BBX	FAR	Renin	Holdings	Entries	Total
September 30, 2014:
Revenues	$1,852	2,396	15,183	2,986	(201)	22,216
Costs and expenses	(6,455)	(1,649)	(15,525)	(1,600)	201	(25,028)
Recoveries from (provision for) loan losses	2,560	(3,216)	-	-	-	(656)
Asset impairments	-	(5,926)	-	-	-	(5,926)
Equity earnings in unconsolidated companies	7,430	-	-	-	-	7,430
Segment income (loss) before income taxes	5,387	(8,395)	(342)	1,386	-	(1,964)
Provision for income tax	-	-	-	-	-	-
Net income (loss)	$5,387	(8,395)	(342)	1,386	-	(1,964)
Total assets	$544,337	99,498	23,647	16,548	(301,955)	382,075
Equity method investments
included in total assets	$86,921	-	-	-	-	86,921
Expenditures for segment assets	$7	1	12	163	-	183
Depreciation and amortization	$89	180	221	179	-	669

					Adjusting
					and
				Sweet	Elimination	Segment
For the Nine Months Ended:	BBX	FAR	Renin	Holdings	Entries	Total
September 30, 2014:
Revenues	$7,011	8,744	44,066	6,777	(321)	66,277
Costs and expenses	(19,114)	(7,191)	(45,459)	(5,559)	321	(77,002)
Recoveries from (provision for) loan losses	5,896	(3,258)	-	-	-	2,638
Asset impairments	(81)	(7,070)	-	-	-	(7,151)
Equity earnings in unconsolidated companies	21,728	-	-	-	-	21,728
Segment income (loss) before income taxes	15,440	(8,775)	(1,393)	1,218	-	6,490
Provision for income tax	-	-	6	-	-	6
Net income (loss)	$15,440	(8,775)	(1,399)	1,218	-	6,484
Expenditures for segment assets	$262	2	77	184	-	525
Depreciation and amortization	$249	482	502	412	-	1,645

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

			Adjusting
			and
			Elimination
For the Three Months Ended:	BBX	FAR	Entries	Total
September 30, 2013:
Revenues	$411	5,288	(41)	5,658
Costs and expenses	(7,087)	(3,586)	41	(10,632)
Recoveries from (provision for) loan losses	538	3,895	-	4,433
Asset recoveries (impairments)	695	(622)	-	73
Equity earnings in Woodbridge	8,183	-	-	8,183
Segment income before income taxes	2,740	4,975	-	7,715
Provision for income tax	-	20	-	20
Net income	$2,740	4,955	-	7,695
Total assets	$438,709	203,762	(233,363)	409,108
Equity method investments
included in total assets	$80,519	-	-	80,519
Expenditures for segment assets	$3	52	-	55
Depreciation and amortization	$55	109	-	164

			Adjusting
			and
			Elimination	Segment
For the Nine Months Ended:	BBX	FAR	Entries	Total
September 30, 2013:
Revenues	$7,476	11,307	(142)	18,641
Costs and expenses	(20,394)	(10,113)	142	(30,365)
Recoveries from loan losses	1,987	1,515	-	3,502
Asset impairments	(222)	(4,847)	-	(5,069)
Equity earnings in Woodbridge	11,625	-	-	11,625
Segment income (loss) before income taxes	472	(2,138)	-	(1,666)
Provision for income tax	$-	20	-	20
Net income (loss)	$472	(2,158)	-	(1,686)
Expenditures for segment assets	$24	52	-	76
Depreciation and amortization	$163	217	-	380

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

12.  Fair Value Measurement

There were no assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of September 30, 2014 and December 31, 2013.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2014 (in thousands):

		Fair Value Measurements Using
		Quoted prices in			Total
		Active Markets	Significant	Significant	Impairments (1)
	As of	for Identical	Other Observable	Unobservable	For the Nine
	September 30,	Assets	Inputs	Inputs	Months Ended
Description	2014	(Level 1)	(Level 2)	(Level 3)	September 30, 2014
Loans measured for
impairment using the fair value
of the underlying collateral	$2,769	-	-	2,769	1,993
Impaired real estate held-for-sale and held-for-investment	25,558	-	-	25,558	7,615
Impaired loans held for sale	8,374	-	-	8,374	3,286
Total	$36,701	-	-	36,701	12,894

(1)	Total impairments represent the amount of losses recognized during the nine months ended September 30, 2014 on assets that were held and measured at fair value as of September 30, 2014.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of September 30, 2014	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value
of the underlying collateral	$2,769	Fair Value of Collateral	Appraisal	$0.1 - $2.7 million ($0.6 million)
Impaired real estate held-for-sale and held-for-investment	25,558	Fair Value of Property	Appraisal	$0.1 - $9.0 million ($3.2 million)
Impaired loans held for sale	8,374	Fair Value of Collateral	Appraisal	$0.1 -$1.8 million ($0.3 million)
Total	$36,701

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2013 (in thousands):

		Fair Value Measurements Using
		Quoted prices in			Total
		Active Markets	Significant	Significant	Impairments (1)
	As of	for Identical	Other Observable	Unobservable	For the Nine
	September 30,	Assets	Inputs	Inputs	Months Ended
Description	2013	(Level 1)	(Level 2)	(Level 3)	September 30, 2013
Loans measured for
impairment using the fair value
of the underlying collateral	$24,154	-	-	24,154	4,565
Impaired real estate held-for-sale and held-for-investment	48,803	-	-	48,803	2,287
Impaired loans held for sale	12,922	-	-	12,922	925
Total	$85,879	-	-	85,879	7,777

(1) Total impairments represent the amount of losses recognized during the nine months ended September  30, 2013 on assets that were held and measured at fair value as of September 30, 2013.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of September 30, 2013	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value
of the underlying collateral	$24,154	Fair Value of Collateral	Appraisal	$0.1 - $9.0 million ($0.4 million)
Impaired real estate held-for-sale and held-for-investment	48,803	Fair Value of Property	Appraisal	$0.1 - $12.0 million ($1.9 million)
Impaired loans held for sale	12,922	Fair Value of Collateral	Appraisal	$0.1 -$2.2 million ($0.4 million)
Total	$85,879

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

There were no material liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of September 30, 2014 and December 31, 2013.

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

Impaired Real Estate Held-for-Sale and Held-for-Investment

Real estate is generally valued using third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an estimate of the fair value of the properties.  The market observable data typically consists of comparable property sales, rent rolls, market capitalization rates on income producing properties and risk adjusted discount rates. However, the appraisers or brokers use professional judgment in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date. As a consequence of using appraisals, broker price opinions and adjustments to appraisals, the calculation of the fair values of the properties is considered  a Level 3 input.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents the fair value of the Company’s financial instruments as of September 30, 2014:

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	September 30,	September 30,	Assets	Inputs	Inputs
Description	2014	2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable including loans held for sale, net	$64,816	68,693	-	-	68,693
Financial liabilities:
Notes payable	8,580	8,648	-	-	8,648
Notes payable to related parties	11,750	11,474	-	-	11,474
BB&T preferred interest in FAR	14,171	14,214	-	-	14,214

The following table presents the fair value of the Company’s financial instruments as of December 31, 2013:

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	December 31,	December 31,	Assets	Inputs	Inputs
Description	2013	2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable including loans held for sale, net	$126,072	131,853	-	-	131,853
Financial liabilities:
Notes payable	9,034	9,716	-	-	9,716
Notes payable to related parties	21,662	21,419			21,419
BB&T preferred interest in FAR	68,517	69,032	-	-	69,032

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

13.  Commitments and Contingencies

The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of litigation and the ultimate resolution are uncertain and inherently difficult to predict.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts as of September 30, 2014 are not material to the Company’s financial statements. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimated. Management currently estimates the aggregate range of reasonably possible losses as $0 to $4.8 million. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of September 30, 2014. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

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

We have received notices from BB&T regarding a series of pending and threatened claims asserted against BB&T’s subsidiary, Branch Banking and Trust Company, as successor to BankAtlantic, by certain individuals who purport to have had accounts in their names with BankAtlantic prior to consummation of the sale of BankAtlantic to BB&T.  These third party claims allege wrongful conduct by BankAtlantic in connection with certain alleged unauthorized transactions associated with their accounts. BB&T’s notices assert its belief that it may be entitled to indemnification under the BankAtlantic stock purchase agreement with respect to such claims as well as another third party claim relating to an action which was recently settled by BB&T.  On July 31, 2014, BBX Capital and BB&T entered into a tolling agreement with respect to the time period within which BB&T may assert a claim for indemnity under the stock purchase agreement with respect to such claims.

The following is a description of certain ongoing or recently concluded litigation matters:

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

BBX Shareholders Lawsuit Challenging the Merger with BFC

On May 30, 2013, Haim Ronan filed a purported class action against BFC, BBX Merger Sub, BBX Capital and the members of BBX Capital’s board of directors seeking to represent BBX Capital’s shareholders in a lawsuit challenging the currently proposed merger between BFC and BBX Capital. In this action, which is styled Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham, II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC and was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Mr. Ronan asserted as a cause of action that the individual defendants breached their fiduciary duties of care, loyalty and good faith, in part, by failing to obtain a high enough price for the shares of BBX Capital’s Class A Common Stock to be acquired by BFC in the merger. Mr. Ronan also asserted a cause of action against BFC and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. Mr. Ronan is seeking an injunction blocking the proposed merger. On May 31, 2013, in an action styled John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC and filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, John P. Lauterbach filed a purported class action against all of the defendants named in Mr. Ronan’s complaint, challenging the currently proposed merger for substantially the same reasons as set forth in Mr. Ronan’s complaint, but asserting an additional, direct cause of action for breach of fiduciary duties against BFC, Alan B. Levan and John E. Abdo. Mr. Lauterbach also added as defendants Norman H. Becker, who was appointed to BBX Capital’s board of directors on May 7, 2013, as well as Seth M. Wise, who serves as an executive officer and director of BFC and as an executive officer of BBX Capital, and John K. Grelle, who serves as an executive officer of BFC and BBX Capital. On September 4, 2013, the Ronan and Lauterbach actions were consolidated into a single action styled In Re BBX Capital Corporation Shareholder Litigation, with the complaint filed in the Lauterbach action being the operative complaint in the consolidated action. On October 11, 2013, the plaintiffs filed an amended complaint in the consolidated action.  In the amended complaint, which includes the same causes of action set forth in the Lauterbach complaint, the plaintiffs: (i) allege that the merger, including the exchange ratio and other terms and conditions of the merger agreement, is unfair to BBX Capital’s minority shareholders and is the product of unfair dealing on the part of the defendants; (ii) allege that the defendants initiated, timed, negotiated and structured the merger for the benefit of BFC and to the detriment of BBX Capital’s minority shareholders, including that BFC and its and BBX Capital’s management caused BBX Capital to engage in transactions which had the effect of reducing BBX Capital’s intrinsic value; (iii) challenge the independence of the members of BBX Capital’s special committee and the process pursuant to which BBX Capital’s special committee engaged its legal and financial advisors, and negotiated and approved the merger agreement, including limitations on its ability to pursue alternative transactions; (iv) assert that BBX Capital’s shareholders’ rights to appraisal do not constitute an adequate remedy; and (v) allege that the joint proxy statement/prospectus contains material misrepresentations and does not contain adequate disclosure regarding the merger and specifically the value of BBX Capital and the shares of its Class A Common Stock, and fails to provide the plaintiffs and BBX Capital’s minority shareholders the information necessary to determine whether the merger consideration is fair. On November 8, 2013, defendants filed a motion to dismiss the amended complaint arguing that plaintiffs’ remedies were limited to an action for appraisal under Florida law.  On April 8, 2014, the Court denied defendants’ motion to dismiss.  On April 11, 2014, plaintiffs filed a motion for class certification and on April 18, 2014, plaintiffs filed a Second Amended Class Action Complaint.  The Second Amended Class Action Complaint added allegations with respect to BBX Capital’s March 21, 2014 definitive proxy statement.  Specifically, plaintiffs allege that in the definitive proxy statement defendants set a vote date of April 29, 2014, but failed to provide full and accurate disclosure regarding: (i) the timing of the merger, (ii) the status of the listing of the new shares; (iii) transactions impacting valuation following the negotiation of the exchange ratio; (iv) the per share value of shares held by BBX Capital’s minority shareholders and (v) the fundamental assumptions underlying the opinion of BBX Capital’s financial advisor.  On November 5, 2014 the Court denied Plaintiffs’ motion for class certification and ordered the case dismissed with prejudice.  The Plaintiffs have the right to appeal this ruling.  BBX Capital and BFC believe the claims to be without merit and intend to vigorously defend the action.

Securities and Exchange Commission Complaint

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, BBX Capital’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX Capital’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

have resulted in a material understatement of its net loss in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The SEC is seeking a finding by the court of violations of securities laws, a permanent injunction barring future violations, civil money penalties and, in the case of Mr. Alan B. Levan, an order barring him from serving as an officer or director of a public company.  Discovery in the action is now closed.  The Court has denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.  The grant of partial summary judgment does not resolve any of the SEC’s claims in its favor; with respect to Mr. Alan Levan’s answer on the July 25, 2007 conference call, the jury will still determine issues relating to materiality and scienter.  The trial commenced on November 3, 2014 and is expected to last approximately four weeks.  BBX Capital believes the claims to be without merit and intends to vigorously defend the actions.

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

14.  Subsequent Events

Subsequent events have been evaluated through November 10, 2014, the date of the filing of this document.

 In October 2014, BBX Sweet Holdings acquired Anastasia Confections (see Note 2 Acquisition).  In October 2014, the Company’s Compensation Committee of the Board of Directors’ granted 396,082 restricted shares of the Company’s Class A Common stock to its executive officers under the Company’s 2014 Stock Incentive Plan (see Note 1 Presentation of Interim Financial Statements).

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BBX Capital and its subsidiaries for the three and nine months ended September 30, 2014.

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and may include words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Future results could differ materially as a result of a variety of risks and uncertainties, many of which are outside of the control of management. These risks and uncertainties include, but are not limited to the impact of economic, competitive and other factors affecting the Company and its assets, including the impact of decreases in real estate values or high unemployment rates on our business generally, the value of our assets, the ability of our borrowers to service their obligations and the value of collateral securing our loans; the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; the impact of and expenses associated with litigation including but not limited to litigation brought by the SEC; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities; the risk that the assets retained by the Company in CAM and FAR may not be monetized at the values currently ascribed to them; and the risks associated with the impact of periodic valuation of our assets for impairment.  In addition, this document contains forward looking statements relating to the Company’s ability to successfully implement its currently anticipated business plans, which may not be realized as anticipated, if at all, and that the Company’s anticipated investments in real estate developments, real estate joint ventures and operating businesses may not achieve the returns anticipated or may not be profitable, including the Company’s investment in Woodbridge and its acquisitions of Hoffman’s, Williams & Bennett, Jer’s Chocolates, Helen Grace Chocolates, Anastasia Confections and Renin Corp. The Company’s investments in real estate developments, either directly or through joint ventures, will increase exposure to downturns in the real estate and housing markets and expose us to risks associated with real estate development activities, including risks associated with obtaining necessary zoning and entitlements and the risk that our joint venture partners may not fulfill their obligations.  The Company’s investment in Woodbridge, which owns Bluegreen Corporation, exposes the Company to the risks of Bluegrren’s business and its ability to pay dividends to Woodbridge and risks inherent in the time-share industry, which risks are identified in BFC’s Annual Report on Form 10-K filed on March 17, 2014 with the SEC and available on the SEC’s website www.sec.gov.  The Company’s acquisition of Hoffman’s, Williams & Bennett, Jer’s Chocolates, Helen Grace Chocolates, Anastasia Confections and Renin Corp. exposes us to the risks of their respective businesses, which in the case of Renin includes foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Great Britain Pound, the amount and terms of Renin’s indebtedness which may impact its financial condition and results of operations and limit its activities; the failure of Renin to meet its financial covenants and that BBX Capital and BFC may be required to make further capital contributions to Renin; as well as the risk that the integration of these operating businesses may not be completed effectively or on a timely basis, and that the Company may not realize any anticipated benefits or profits from the transactions. This document also contains forward looking statements regarding the Company’s proposed Merger with BFC which is subject to risks relating to the ability to realize the expected benefits from the Merger, the ability of the parties to satisfy all of the conditions to the closing of the Merger, including BFC’s ability to obtain the listing of its Class A Common Stock on a national securities exchange (or qualified interdealer quotation system), litigation that has been brought challenging the Merger, and that the Merger may not otherwise be consummated in accordance with its terms, or at all.  Past performance and perceived trends may not be indicative of future results.  In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and the quarterly report on Form 10-Q for the quarters ended June 30, 2014 and March 31, 2014.  The Company cautions that the foregoing factors are not exclusive.

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

Consolidated Results of Operations

The Company reports its consolidated results of operations in four reportable segments, BBX, FAR, Renin and Sweet Holdings.  The BBX reportable segment consists of the activities associated with CAM’s and BBX Partner’s portfolios of loans receivable, real estate properties, and a BankAtlantic legacy portfolio of previously charged-off loans retained by CAM in the BB&T Transaction. The BBX segment also includes the Company’s investment in Woodbridge and

BBX CAPITAL CORPORATION AND SUBSIDIARIES

in real estate joint ventures.  BBX’s primary business activities relate to:  managing and, where appropriate, monetizing its portfolio of loans receivable; managing and, where appropriate, monetizing or developing its portfolio of real estate properties;  maximizing the cash flows from its portfolio of charged-off loans and judgments; and pursuing equity and debt investment opportunities in real estate and middle market operating businesses.

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

The Sweet Holdings reportable segment consists of the activities of Sweet Holdings’ acquired companies:  Hoffman’s, Williams & Bennett, Jer’s Chocolates and Helen Grace Chocolates. Revenues of the Sweet Holdings reportable segment are highly seasonal with approximately 40% of total revenues expected to be earned in the fourth quarter. It is anticipated that the financial results of the Sweet Holdings reportable segment will vary significantly on a quarterly basis.

Net income (loss) from each of the Company’s reportable segments was as follows (in thousands):

For the Three Months Ended September 30, 2014 Compared to the Same 2013 Period:

	For the Three Months Ended September 30,
	2014	2013	Change
BBX	$5,387	2,740	2,647
FAR	(8,395)	4,975	(13,370)
Renin	(342)	-	(342)
Sweet Holdings	1,386	-	1,386
Income (loss) before provision
for income taxes	(1,964)	7,715	(9,679)
Provision for income taxes	-	20	(20)
Net income (loss)	$(1,964)	7,695	(9,659)

Summary Results of Operations – BBX Reportable Segment

The improvement in the BBX segment’s performance during the 2014 third quarter compared to the same 2013 quarter was primarily the result of higher recoveries from loan losses, increased revenues and lower selling, general and administrative expenses.  The above improvement in the BBX segment net income was partially offset by lower equity earnings from BBX’s investment in Woodbridge.

Recoveries from loan losses were $2.6 million and total revenues were $1.9 million during the three months ended September 30, 2014 compared to $0.5 million and $0.4 million during the same 2013 period, respectively.  The higher recoveries from loan losses resulted primarily from a $1.8 million recovery from the transfer of a commercial land loan to real estate held-for-investment as the fair value of the underlying collateral was greater than the recorded investment in the loan.  The increase in total revenues resulted primarily from higher interest income associated with non-accrual loan payments, increased gains on real estate sales and additional income from real estate operations reflecting a higher number  of income producing properties during the 2014 three month period compared to the same 2013 period.

   Equity earnings in Woodbridge were $7.6 million during the three months ended September  30, 2014 compared to $8.2 million during the same 2013 period.   Woodbridge earnings resulted primarily from the operations of Bluegreen.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Summary Results of Operations – FAR Reportable Segment

FAR’s net loss resulted primarily from the provision for loan losses of $3.2 million and asset impairments of $5.9 million for the three months ended September 30, 2014 compared to recoveries from loan losses of $3.9 million and asset impairments of $0.6 million during the three months ended September 30, 2013.

Impairments during the three months ended September 30, 2014 include $5.2 million of real estate valuation allowance adjustments on two student housing facilities due to a decline in occupancy rates and rents per unit.  Additionally, a $0.6 million impairment was recognized on small business loans held-for-sale reflecting lower estimated fair values on non-real estate loans and real estate loans with high loan-to-value ratios.

The provision for loan losses for the three months ended September 30, 2014 reflects a $2.7 million charge-off associated with the transfer of performing second lien consumer loans to loans held-for-sale and the establishment of a $1.6 million specific valuation allowance on a commercial real estate loan based on an updated valuation.

The recoveries from loan losses during the three months ended September 30, 2013 resulted primarily from loan short sales where the principal repayments received in connection with the sale of the property were greater than the recorded investment of the loans and from loans transferred to real estate where the fair value of the collateral less cost to sell was greater than the recorded investment of the loans.

Summary Results of Operations – Renin Reportable Segment

Included in Renin’s net loss during the three months ended September 30, 2014 was a $0.3 million loss on foreign currency exchange and $0.2 million of costs associated with the consolidation of manufacturing facilities in Canada.  The loss on foreign currency exchange resulted primarily from the devaluation of the Canadian dollar compared to the U.S. dollar during the three months ended September 30, 2014.

Summary Results of Operations – Sweet Holdings Reportable Segment

Included in Sweet Holdings’ net income during the three months ended September 30, 2014 was a $1.8 million bargain purchase gain arising from the Helen Grace acquisition.

For the Nine Months Ended September 30, 2014 Compared to the Same 2013 Period (in thousands):

	For the Nine Months Ended September 30,
	2014	2013	Change
BBX	$15,440	472	14,968
FAR	(8,775)	(2,138)	(6,637)
Renin	(1,393)	-	(1,393)
Sweet Holdings	1,218	-	1,218
Income (loss) before provision
for income taxes	6,490	(1,666)	8,156
Provision for income taxes	6	20	(14)
Net income (loss)	$6,484	(1,686)	8,170

Summary Results of Operations – BBX Reportable Segment

The improvement in the BBX segment’s net income during the nine months ended September 30, 2014 compared to the same 2013 period was primarily the result of the items discussed above for the three months ended September 30, 2014 and higher equity earnings in Woodbridge.  Equity earnings in Woodbridge were $22.0 million during the nine months ended September 30, 2014 compared to $11.6 million during the same 2013 period.  BBX acquired its interest in Woodbridge in April 2013.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Summary Results of Operations – FAR Reportable Segment

The increase in FAR’s segment net loss during the nine months ended September 30, 2014 compared to the same 2013 period was primarily the result of the items discussed above for the three months ended September 30, 2014.   During the nine months ended September 30, 2014 compared to the same 2013 period assets impairments and the provision for loan losses increased by $2.2 million and $4.8 million, respectively.

Summary Results of Operations – Renin Reportable Segment

The Renin segment net loss during the nine months ended September 30, 2014 was primarily the result of the items discussed above for the three months ended September 30, 2014.  Renin recognized a $0.5 million loss on foreign currency exchange and $0.8 million of costs associated with the consolidation of manufacturing facilities in Canada for the nine months ended September 30, 2014.

Summary Results of Operations – Sweet Holdings Segment

Sweet Holdings’ segment net income during the nine months ended September 30, 2014 was primarily the result of the $1.8 million bargain purchase gain arising from the Helen Grace acquisition.  Sweet Holdings revenues are highly seasonal with approximately 40% of total revenues expected to be earned in the fourth quarter. It is anticipated that the financial results of Sweet Holdings will vary significantly on a quarterly basis.

 BBX Reportable Segment

The BBX segment’s primary assets are loans receivable, real estate held-for-sale, real estate held-for-investment, investments in real estate joint ventures, rights to BankAtlantic’s legacy portfolio of previously charged off loans and related judgments which were transferred to CAM in connection with the consummation of the BB&T Transaction and BBX Capital’s 46% equity interest in Woodbridge.

The composition of BBX’s loans was (dollars in thousands):

	As of September 30, 2014			As of December 31, 2013
		Unpaid			Unpaid
		Principal	Carrying		Principal	Carrying
Loans held-for-investment:	Number	Balance	Amount	Number	Balance	Amount
Loans receivable:
Commercial non-real estate:
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	2	3,079	1,345	3	5,107	3,331
Commercial real estate:
Accruing	1	2,125	2,125	1	2,152	2,152
Non-accruing	2	13,391	4,879	4	27,077	11,526
Total loans held-for-investment	5	$ 18,595	$ 8,349	8	$ 34,336	$ 17,009

Loans held-for-sale	-	$ -	$ -	-	$ -	$ -

During the nine months ended September  30, 2014, a $1.9 million non-accrual commercial non-real estate loan with a carrying value of $1.1 million was charged off as the business securing the loan ceased operations and the guarantors were unwilling to repay the loan.

During the nine months ended September 30, 2014, a non-accrual commercial real estate loan with an unpaid principal balance of $4.8 million and a carrying value of $3.2 million was paid-in-full and the Company foreclosed on a commercial real estate land loan which had a carrying value of $2.7 million.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The composition of BBX’s real estate was (dollars in thousands):

	As of September 30, 2014		As of December 31, 2013
		Carrying		Carrying
	Number	Amount	Number	Amount
Real estate held-for-investment:
Land	15	$ 49,227	13	$ 75,333
Rental properties	2	4,643	2	15,705
Other	1	789	1	789
Total real estate held-for-investment	18	$ 54,659	16	$ 91,827

Real estate held-for-sale:
Land	12	$ 27,931	10	$ 10,307
Rental properties	1	6,080	-	-
Residential single-family	1	124	-	-
Total real estate held-for-sale	14	$ 34,135	10	$ 10,307

Two land parcels with an aggregate carrying value of $6.3 million were transferred from real estate held-for-investment to real estate held-for-sale during the nine months ended September 30, 2014 based on improving real estate market conditions in the area where the properties were located.  In addition, BBX sub-divided property owned in the proposed Bonterra Communities (formerly Hialeah Communities) described below into three parcels.   One of the parcels with a carrying value of $13.9 million was transferred to real estate held-for-sale from real estate held-for-investment – Land upon the execution of an asset purchase agreement with a third party developer. Another land parcel in the Bonterra project with a carrying value of $11.5 million was transferred to the Hialeah Communities joint venture as an initial capital contribution.   Also, BBX foreclosed on land with a carrying value of $4.6 million during the nine months ended September 30, 2014.

The decline in real estate held-for-investment rental properties reflects the contribution of a $4.8 million property to the PGA Design Holdings joint venture described below for $2.9 million in cash and a 40% interest in the joint venture. In addition, a rental property with a carrying value of $6.1 million was moved to real estate held-for-sale during the nine months ended September 30, 2014.

The Company had investments in the following real estate joint ventures as of September 30, 2014 and December 31, 2013 that are reported in the BBX reportable segment (in thousands):

	September 30,	December 31,
	2014	2013
Altis at Kendall Square, LLC	$1,164	1,300
New Urban/BBX Development, LLC	(11)	54
Sunrise and Bayview Partners, LLC	1,745	-
Hialeah Communities, LLC	4,860	-
PGA Design Center Holdings, LLC	1,949	-
Investments in unconsolidated real estate joint ventures	$9,707	1,354
Investment in JRG/BBX Development, LLC	$786	480

Kendall Commons (Altis at Kendall Square, LLC)

In March 2013, the Company sold land to Altman Development (“Altman”), a third party real estate developer, for net proceeds of $8.0 million.  Altman is developing a multifamily rental community comprised of 12 three-story apartment buildings, one mixed-use building and one clubhouse totaling 321 apartment units.  The Company has invested $1.3 million of cash in the project as one of a number of investors.  The development is currently under construction and began leasing units during the third quarter of 2014.  The Company is entitled to receive 13% of venture distributions until a 15% internal rate of return has been attained and thereafter the Company will be entitled to receive 9.75% of any venture distributions.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Village at Victoria Park (New Urban/BBX Development, LLC)

Village at Victoria Park consists of approximately 2 acres of vacant land previously owned by the Company that is located near downtown Fort Lauderdale, Florida. In December 2013, the Company entered into a joint venture agreement with New Urban Communities to develop the project as 30 single-family homes.  The project is a 50%-50% joint venture, with New Urban Communities serving as the developer and manager.  In April 2014, the joint venture executed an acquisition, development and construction loan with a financial institution and the Company and New Urban Communities each contributed an additional $692,000 to the joint venture as a capital contribution.  The joint venture purchased the vacant land from the Company for $3.6 million consisting of $1.8 million in cash (less $0.2 million in selling expenses) and a $1.6 million promissory note.  The $1.6 million promissory note is secured by a junior lien on the vacant land and future improvements and subordinated to the acquisition, development and construction loan.  The project commenced construction and sales during the third quarter of 2014.   Closings are projected to begin by the third quarter of 2015.

Bayview (Sunrise and Bayview Partners, LLC)

In June 2014, the Company entered into a joint venture agreement with an affiliate of Procacci Development Corporation.  The joint venture acquired for approximately $8.0 million three acres of real estate located at Bayview Drive and Sunrise Boulevard in Fort Lauderdale, Florida.  The new joint venture entity, Sunrise and Bayview Partners, LLC, is a 50% - 50% joint venture between the Company and an affiliate of Procacci Development.  The property is currently improved with an approximate 84,000 square foot office building along with a convenience store and gas station, and located minutes from the Fort Lauderdale beaches and directly across from the Galleria at Ft. Lauderdale.  The office building has low occupancy with short term leases.  The convenience store’s lease ends in March 2017 with a five year extension option.  We anticipate the property will be repurposed at some point in the future.

Hialeah Communities, LLC (Bonterra – CC Devco Homes)

During the third quarter of 2014, the Company announced it had entered into a joint venture agreement with CC Devco Homes- a Codina-Carr Company, to develop homes in a portion of the newly proposed Bonterra Communities (formerly called the Hialeah Communities) in Hialeah, Florida.  As the developer and manager of the joint venture, CC Devco Homes currently plans to build approximately 394 single-family homes.    The Company transferred approximately  50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, the Company received its joint venture interest and $2.2 million of cash.  Anticipated project profits resulting from the joint venture will be distributed to CC Devco Homes and the Company on a 55% and 45% basis, respectively.  Capital requirements for the joint venture will be contributed by CC Devco Homes and the Company on a 43% and 57% basis, respectively.  In September 2014, the joint venture acquired nine acres of land adjacent to its property from an unrelated third party. The project is in the final stages of planning and subject to receipt of government approvals.  Construction and sales are anticipated to commence in the first half of 2015. The Company continues to remain liable as a co-borrower on the $8.3 million mortgage that was assumed by the joint venture. (The Bonterra - CC Devco Homes joint venture is part of the master-planned community project, Bonterra Communities, discussed below.)

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

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

The Company also owns a 2.7 acre parcel located adjacent to the 4.5 acre parcel which is the subject of the contract held by the North Flagler joint venture with JRG USA.  The 2.7 acre parcel was acquired by the Company through foreclosure and had a carrying value of $3.2 million as of September 30, 2014.  We believe that the value of this parcel will increase if the density is increased by the municipality approval of the zoning changes referenced in the preceding paragraph.

The following development projects are currently in the planning stages and involve real estate held-for-investment and real estate held-for-sale included in the above table.

Gardens at Millenia

Gardens at Millenia consists of approximately 39 acres of land located near the Mall at Millenia in a commercial center in Orlando, Florida with a carrying value of $11.2 million as of September 30, 2014.  This site is currently in the planning process and the final size and density of the project is subject to governmental approvals and other conditions.  The proposed plans for 13 acres of this site include a 110,000 square foot retail shopping center with multiple big-box and in-line tenants as well as two outparcel retail pads.  The Company is in discussions with a potential joint venture partner to develop a portion of the 13 acre retail site. The Company anticipates selling 15 acres of this 39 acre site to a third party.  Current plans for the remaining 11 acres of this site include a rental apartment development totaling approximately 290 units, a clubhouse, lakeside pavilion, lakeside running trail, and a dog park.  The Company is in discussions with a potential joint venture partner to develop the 11 acre parcel.

Bonterra Communities – (formerly Hialeah Communities)

Bonterra Communities is a proposed master-planned community anticipated to be built on an approximate 128 acres of land consisting of a 59 acre parcel owned by the Bonterra – CC Devco Homes joint venture (discussed above).  Once completed, Bonterra Communities is planned to have approximately 1,171 single-family homes, villas, town homes, and apartments, along with amenities including a clubhouse, fitness center, resort pool, parks, and a 15 acre lake.  The Bonterra community site is currently in the final stages of master-planning and our plans continue to be subject to receipt of required governmental approvals.  It is anticipated that the community will be divided into three parcels, which are anticipated to include:

1.

As discussed in the Bonterra - CC Devco Homes joint venture paragraph above, an approximate 59 acre parcel to be developed with approximately 394 single-family homes by a joint venture between the Company and CC Devco Homes.

2.

An approximate 14 acre parcel owned by the Company with a carrying value of $5.3 million as of September 30, 2014, to be developed with approximately 314 rental apartment units.  The Company is currently seeking required entitlements and plans to partner with a third party developer to develop this parcel.

3.

An approximate 55 acre parcel owned by the Company with a carrying value of $16.2 million as of September 30, 2014, to be developed with approximately 463 additional single-family homes, villas and townhomes.  The Company has a contract to sell this parcel, subject to the receipt of entitlements currently being sought and due diligence by the purchaser.

PGA Place

The Company owns an office building and land located in the newly named PGA Place, in the city of Palm Beach Gardens, Florida, with carrying values aggregating $14.4 million as of September 30, 2014.  The property held by the PGA Design Center Holdings joint venture described above is adjacent to PGA Place.  We believe this property presents a variety

BBX CAPITAL CORPORATION AND SUBSIDIARIES

of development opportunities, some of which are currently in the planning stages and remain subject to receipt of government approvals.   These include:

Office and Multi-Use - This mixed use property includes a 33,000 square foot commercial leased office building that is currently 56% occupied with an attached 428 space parking garage. In October 2014, the Company executed an agreement for the sale of the office building for $6.8 million, subject to due diligence by the buyer.  The office building had a carrying value of $6.1 million as of September 30, 2014.  Additionally, the Company is currently seeking governmental approvals for a 125 room limited-service suite hotel, a 5,000 square foot freestanding restaurant and a 60,000 square foot office building on vacant tracts of land adjacent to this office building.  We anticipate partnering with a third party developer to develop all or a portion of these components of the project.

Multi-family - Current plans for this seven-acre multifamily parcel include approximately 300 apartment units, a clubhouse and spa, and lakeside pavilion. The Company is in discussions with a potential joint venture partner to develop this parcel.

BBX Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the BBX reportable segment for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2014	2013	Change	2014	2013	Change
Interest income	$479	97	382	1,124	623	501
Net gains (losses) on sales of assets	229	(253)	482	2,939	3,651	(712)
Income from real estate operations	890	396	494	2,442	2,280	162
Other revenues	254	171	83	506	922	(416)
Total revenues	1,852	411	1,441	7,011	7,476	(465)
Interest expense	148	336	(188)	669	838	(169)
Real estate operating expenses	745	667	78	2,736	2,543	193
Selling, general and administrative expenses	5,562	6,084	(522)	15,709	17,013	(1,304)
Total costs and expenses	6,455	7,087	(632)	19,114	20,394	(1,280)
Equity earnings in Woodbridge	7,635	8,183	(548)	21,965	11,625	10,340
Equity earnings in unconsolidated joint ventures	(205)	-	(205)	(237)	-	(237)
Recoveries from loan losses	2,560	538	2,022	5,896	1,987	3,909
Asset recoveries (impairments)	-	695	(695)	(81)	(222)	141
Income before income taxes	5,387	2,740	2,647	15,440	472	14,968
Provision for income taxes	-	-	-	-	-	-
BBX segment income	$5,387	2,740	2,647	15,440	472	14,968

Total Revenues

The increase in interest income during the three and nine months ended September 30, 2014 compared to the same 2013 periods resulted primarily from higher interest income collected on a non-accrual loan during the 2014 periods compared to the same 2013 periods and $0.1 million of interest income recognized on advances to Sweet Holdings for the three and nine months ended September 30, 2014.  The interest income from Sweet Holdings was eliminated in consolidation.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

During the three months ended September 30, 2014, BBX transferred real estate properties subject to a mortgage to the Hialeah Communities joint venture and recognized a $0.2 million gain.  During the three months ended September 30, 2013, BBX sold a real estate property held-for-sale for a $0.3 million loss.

During the nine months ended September 30, 2014, BBX sold real estate properties for a $2.9 million gain, including a $2.5 million gain on the sale of one property.  During the nine months ended September 30, 2013, the gain on the sale of assets also resulted primarily from the sale of real estate properties.

The increase in income from real estate operations during the three and nine months ended September 30, 2014 reflects an increase in the number of income producing foreclosed properties which resulted in higher rental income during the 2014 periods compared to the same periods during 2013.

Other revenues during the three months ended September 30, 2014 and 2013 consisted primarily of office facilities revenues from BFC.  Other revenues during the three months ended September 30, 2014 also included a $0.1 million management fee from Sweet Holdings. The Sweet Holdings management fee eliminates in consolidation.

The decrease in other revenues during the nine months ended September 30, 2014 compared to the same 2013 period reflects $0.4 million of recoveries on loans in excess of contractual principal balances.

Total Costs and Expenses

The decline in interest expense during the three months ended September 30, 2014 resulted primarily from the assumption of an $8.3 million notes payable by the Hialeah Communities joint venture as well as the repayment of a $2.5 million note payable in December 2013.  The increase in real estate operating expenses resulted primarily from higher real estate taxes and maintenance costs associated with foreclosed properties.  The decline in selling, general and administrative expenses resulted primarily from lower legal costs during the 2014 three month period as BBX incurred significant legal fees associated with the SEC civil action and the Catalfulmo collection activities during the three months ended September 30, 2013.

The decline in total costs and expenses during the nine months ended September 30, 2014 compared to the same 2013 period resulted primarily from lower professional fees included in selling, general and administrative expenses.  During the three months ended March 31, 2013, BBX incurred significantly higher legal costs associated with the SEC civil action compared to the same 2014 period as the action had been scheduled for trial in April 2013.  The trial commenced on November 3, 2014.

Equity Earnings in Woodbridge

Equity earnings in Woodbridge during the three and nine months ended September 30, 2014 and 2013 resulted primarily from the operations of Bluegreen. BBX’s equity earnings in Woodbridge for the nine months ended September 30, 2013 represented six months of Woodbridge earnings as BBX invested in Woodbridge in April 2013.

Recoveries from loan losses

Recoveries from loan losses during the three months ended September 30, 2014 resulted primarily from payoffs of non-accrual loans, recoveries from BBX’s portfolio of charged off loans and a $1.8 million recovery from the transfer of a commercial land loan to real estate held-for-investment.   Recoveries from loan losses during the nine months ended September 30, 2014 included $1.4 million of property tax refunds on a charged off commercial land loan.

The recoveries of loans previously charged-off during the three and nine months ended September 30, 2013 resulted primarily from cash collected on certain previously charged-off loans and related judgments which were transferred from BankAtlantic to CAM in connection with the BB&T Transaction and recoveries from loans transferring to real estate as the fair value of the underlying collateral less cost to sell was greater than the recorded investment on certain loans.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Asset Impairments

The asset impairment recovery during the three months ended September 30, 2013 resulted primarily from a valuation allowance reversal reflecting updated valuations.

Asset impairments during the nine months ended September 30, 2014 resulted from an $80,000 valuation adjustment on one foreclosed real estate property resulting from an updated valuation.

Asset impairments during the nine months ended September 30, 2013 resulted primarily from valuation adjustments of $0.4 million on real estate and valuation adjustment reversals of $0.2 million on loans held for sale, all resulting from updated valuations.

FAR Reportable Segment

The FAR reportable segment’s primary assets are loans held-for-investment, loans held-for-sale, real estate held-for-sale and real estate held-for-investment.  FAR’s activities are associated with overseeing the management and monetization of its assets with a view to repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The composition of FAR’s loans was (dollars in thousands):

	As of September 30, 2014			As of December 31, 2013
		Unpaid			Unpaid
		Principal	Carrying		Principal	Carrying
Loans held-for-investment:	Number	Balance	Amount	Number	Balance	Amount
Loans receivable:
Commercial non-real estate:
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	-	-	-	-	-	-
Commercial real estate:
Accruing	5	8,342	8,342	7	15,245	15,245
Non-accruing	4	17,601	11,797	10	52,108	34,014
Consumer
Accruing	5	384	384	62	5,646	5,646
Non-accruing	31	3,762	2,031	43	5,846	2,972
Residential:
Accruing	-	-	-	-	-	-
Non-accruing	-	-	-	2	189	53
Total loans held-for-investment	45	$ 30,089	$ 22,554	124	$ 79,034	$ 57,930
Loans held-for-sale:
Commercial real estate
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	-	-	-	-	-	-
Consumer
Accruing	52	4,611	2,299	15	2,044	1,494
Non-accruing	8	1,303	-	31	4,135	2,682
Residential
Accruing	16	2,884	2,123	34	4,912	3,945
Non-accruing	128	42,564	26,048	255	58,603	34,278
Small business
Accruing	36	6,632	4,783	52	10,320	8,170
Non-accruing	9	2,303	1,292	17	4,204	3,277
Total loans held-for-sale	249	$ 60,297	$ 36,545	404	$ 84,218	$ 53,846

The decline in accruing commercial real estate loans held-for-investment resulted primarily from the payoff of two loans with a carrying value of $7.0 million.

The decline in non-accruing commercial real estate loans held-for-investment resulted primarily from a deed in lieu of foreclosure on a loan with an $11.6 million carrying value, the payoff of a loan with a $6.1 million carrying value and the foreclosure of a loan with a $1.0 million carrying value.

The decline in accruing consumer loans held-for-investment reflects a management decision to transfer loans to held-for-sale resulting in charging the loans down  by $2.7 million to a $2.3 million estimated fair value.

The decline in residential loans held-for-sale reflects the sale of residential loans with a $5.1 million carrying value.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The decline in non-accruing consumer loans held-for-sale reflects the sale of first lien consumer loans with a carrying value of $3.7 million and the transfer of $2.3 million of consumer loans held-for-investment to consumer loans held-for-sale.

The decline in small business loans held-for-sale resulted primarily from loan repayments.

The composition of FAR’s real estate was (dollars in thousands):

	As of September 30, 2014		As of December 31, 2013
		Carrying		Carrying
	Number	Amount	Number	Amount
Real estate held-for-investment:
Land	2	$ 3,895	3	$ 4,323
Rental properties	2	15,146	1	11,186
Total real estate held-for-investment	4	$ 19,041	4	$ 15,509

Real estate held-for-sale:
Land	7	$ 6,426	8	$ 7,961
Rental properties	1	1,748	3	6,168
Residential single-family	13	4,088	29	6,447
Other	15	1,871	23	3,088
Total real estate held-for-sale	36	$ 14,133	63	$ 23,664

The decrease in real estate held-for-investment reflects the transfer of a land loan to real estate held-for-sale upon the completion of a development feasibility evaluation by management.

The increase in real estate held-for-investment rental properties reflects a $10.9 million student housing property acquired through foreclosure in Tallahassee, Florida partially offset by $7.4 million of impairments on the same property and another student housing property in Tallahassee, Florida that was acquired through foreclosure in September 2013.

The decrease in real estate held-for-sale land reflects the sale of land with a $1.5 million carrying value.

The decrease in real estate held-for-sale rental properties resulted from the sale of two properties with a $4.4 million carrying value.

The decrease in real estate held-for-sale other resulted primarily from sales of three commercial retail properties with an aggregate carrying value of $3.0 million partially offset by three properties acquired through foreclosure with a carrying value of $1.9 million.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

FAR Results of Operations

The following table is a condensed income statement summarizing the results of operations of the FAR reportable segment (“FAR”) for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2014	2013	Change	2014	2013	Change
Interest income	$707	2,444	(1,737)	3,236	7,336	(4,100)
Net gains on sales of assets	802	1,165	(363)	1,969	1,517	452
Income from real estate operations	619	307	312	2,033	853	1,180
Other revenues	268	1,372	(1,104)	1,506	1,601	(95)
Total revenues	2,396	5,288	(2,892)	8,744	11,307	(2,563)
BB&T's priority return in FAR distributions	111	824	(713)	694	2,844	(2,150)
Real estate operating expenses	691	505	186	2,190	1,097	1,093
Selling, general and administrative expenses	847	2,257	(1,410)	4,307	6,172	(1,865)
Total costs and expenses	1,649	3,586	(1,937)	7,191	10,113	(2,922)
Recoveries from (provision for) loan losses	(3,216)	3,895	(7,111)	(3,258)	1,515	(4,773)
Asset impairments	(5,926)	(622)	(5,304)	(7,070)	(4,847)	(2,223)
Income (loss) before income taxes	(8,395)	4,975	(13,370)	(8,775)	(2,138)	(6,637)
Provision for income taxes	-	20	(20)	-	20	(20)
Net (loss) income	$(8,395)	4,955	(13,350)	(8,775)	(2,158)	(6,617)

Total Revenues

The decline in interest income for the three and nine months ended September 30, 2014 compared to the same periods during 2013 reflects lower accruing loan balances primarily due to loan repayments. Accruing loans declined from $115.1 million as of December 31, 2012 to $17.9 million at September 30, 2014.

The gains on sales of assets for the three and nine months ended September 30, 2014 resulted from the sale of first lien consumer and residential loans for a $0.6 million gain as well as gains on sales of residential and commercial real estate properties.  The gains on sales of assets for the three and nine months ended September 30, 2013 resulted primarily from a $0.9 million gain on the sale of tax certificates and sales of residential and commercial real estate properties.

The increase in income and expenses from real estate operations during the three and nine months ended September 30, 2014 resulted primarily from two student housing facilities that FAR acquired through settlements with borrowers in September 2013 and January 2014.

Other revenues during the three months ended September 30, 2014 and 2013 consisted mainly of rental income from a public storage operating facility that was acquired through foreclosure in April 2013.  Other revenues during the three and nine months ended September 30, 2013 included $0.9 million of income associated with a foreclosed loan where the fair value of the real estate acquired through foreclosure was in excess of the contractual principal amount of the loan.   Other revenues during the nine months ended September 30, 2014 included $0.6 million of income associated with a foreclosed loan.

Total Cost and Expenses

The reduction in BB&T’s priority return in FAR distributions resulted from a lower preferred membership interest preference amount outstanding during the 2014 quarter and nine month period compared to the same 2013 periods.  The

BBX CAPITAL CORPORATION AND SUBSIDIARIES

preferred membership interest preference amount was paid down from $196.9 million as of December 31, 2012 to $14.2 million as of September 30, 2014.

The decline in selling, general and administrative expenses during the three and nine months ended September 30, 2014 compared to the same 2013 periods reflect lower loan servicing costs  and foreclosure expenses associated with a significant decrease in the number of loans in FAR’s loan portfolio.

Provision for loan losses

The provision for loan losses during the three and nine months ended September 30, 2014 reflects $2.7 million of charge-offs associated with the transferring of performing second lien consumer loans to loans held-for-sale.  The consumer loan charge-offs were partially offset by a $0.8 million reduction in the allowance for loan losses associated with the transferred consumer loans.  Additionally, during the three months ended September 30, 2014 a $1.6 million specific valuation allowance was established on a commercial real estate loan based on an updated valuation.

The recoveries from loan losses during the three months ended September 30, 2013 resulted primarily from loan short sales where the principal repayments received in connection with the sale of the property were greater than the recorded investment of the loans and from loans transferred to real estate where the fair value of the collateral less cost to sell was greater than the recorded investment of the loans.

The recoveries from loan losses during the three months ended September 30, 2013 were partially offset by increases in the consumer allowance for loan losses and consumer loan charge-offs during the nine months ended September 30, 2013.

Asset Impairments

Asset impairments for the three months ended September 30, 2014 resulted primarily from $5.2 million of impairments on two student housing rental facilities in Tallahassee, Florida.  Management believes that the impairments were due to a decline in occupancy rates and rents per unit.  Additionally, the Company recognized a $0.6 million impairment on small business loans held-for-sale reflecting valuation declines on small business non-real estate loans and high loan-to-value real estate loans due to an increase in loss upon default assumptions.  Asset impairments for the nine months ended September 30, 2014 also included a $2.2 million impairment on a student housing rental facility acquired through foreclosure based on an updated valuation.

Asset impairments during the three months ended September 30, 2013 consisted of $0.3 million of net impairments on real estate due to updated valuations, a $0.1 million increase in loans held for sale valuation allowance and a $0.2 million increase in the provision for tax certificate losses. Asset impairments during the nine months ended September 30, 2013 consisted of $2.7 million of foreclosed real estate impairments, $1.7 million of lower of cost or market valuation allowance adjustments on loans held for sale and a  $0.5 million provision for tax certificate losses. The real estate impairments resulted primarily from a $2.0 million impairment on an office warehouse property based on an updated valuation. The increase in the valuation allowance for loans held for sale resulted from a decline in small business loan valuations.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Renin Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Renin reportable segment for the three and nine months ended September  30, 2014 (in thousands):

	For the Three Months	For the Nine Months
	Ended September 30, 2014	Ended September 30, 2014
Trade sales	$15,183	44,066
Cost of goods sold	(11,234)	(32,755)
Gross margin	3,949	11,311
Interest expense	74	477
Selling, general and administrative expenses	3,898	11,742
Loss on foreign currency exchange	319	485
Total costs and expenses	4,291	12,704
Loss before income taxes	(342)	(1,393)
Provision for income taxes	-	6
Net loss	$(342)	(1,399)

Renin’s trade sales and gross margin as a percent of trade sales for the three months ended September 30, 2014 were consistent with prior quarters during 2014.  The gross margin as a percent of trade sales was 26.0% and 25.7% for the three and nine months ended September 30, 2014, respectively.

Renin’s interest expense during the three months ended September 30, 2014 was lower than prior quarters during 2014 due to declines in notes payable average balances and average interest rates.  Renin refinanced the Bluegreen notes payable with a financial institution in June 2014 at lower interest rates. The decline in average notes payable balances resulted from the Company and BFC contributing $2.1 million and $0.5 million of capital, respectively, to repay a portion of the Bluegreen notes payable in connection with the refinancing transaction.

Included in selling, general and administrative expenses during the three and nine months ended September 30, 2014 were $0.2 million and $0.8 million of costs associated with the consolidation of manufacturing facilities in Canada.  Renin also incurred $0.1 million of acquisition related expenses and $0.2 million of process improvement professional fees during the nine months ended September 30, 2014.

The loss on foreign currency exchange resulted primarily from the valuation of the Canadian dollar compared to the U.S. dollar during the three and nine months ended September 30, 2014.  The Canadian dollar to U.S. dollar exchange rate declined from 94.02 as of December 31, 2013 to 93.72 as of June 30, 2014 and declined further to 89.29 as of September 30, 2014.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Sweet Holdings Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Sweet Holdings reportable segment for the three and nine months ended September  30, 2014 (in thousands):

	For the Three Months	For the Nine Months
	Ended September 30, 2014	Ended September 30, 2014
Trade sales	$2,986	6,777
Cost of goods sold	(1,826)	(3,851)
Gross margin	1,160	2,926
Interest expense	76	198
Bargain purchase gain	(1,832)	(1,832)
Selling, general and administrative expenses	1,530	3,342
Total costs and expenses	(226)	1,708
Income before income taxes	1,386	1,218
Provision for income taxes	-	-
Net income	$1,386	1,218

The Sweet Holdings results of operations consists of the activities of Hoffman’s and Williams & Bennett for the nine months ended September 30, 2014, the activities of Jer’s Chocolate from July 1, 2014 (the acquisition date) through September 30, 2014 and the activities of Helen Grace from July 21, 2014 (the acquisition date) through September 30, 2014.

The bargain purchase gain was associated with the Helen Grace acquisition.  The bargain purchase gain represents the amount by which the fair value of identifiable net assets acquired exceeded the purchase price.  Management believes that it was able to acquire Helen Grace for a bargain purchase gain because Helen Grace was a distressed company.  Sweet Holdings revenues are highly seasonal with approximately 40% of total revenues expected to be earned in the fourth quarter. It is anticipated that the financial results of Sweet Holdings will vary significantly on a quarterly basis.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

BBX Capital Consolidated Financial Condition

The Company’s total assets as of September 30, 2014 were $382.1 million compared to $431.1 million as of December 31, 2013.  The decline in total assets reflects the utilization of cash proceeds from loan repayments, loan sales and real estate sales to repay BB&T’s preferred interest in FAR. The changes in the components of total assets from December 31, 2013 to September 30, 2014 are summarized below:

•

Increase in cash resulting primarily from $35.6 million of loan repayments, $21.7 million of proceeds from the sales of real estate, $9.5 million of proceeds from loan sales, $7.0 million of proceeds from the contribution of real estate held-for-investment to joint ventures and $23.3 million of dividends from Woodbridge, partially offset by $54.3 million of payments of BB&T’s preferred interest in FAR and $3.3 million of payments of notes payable to related parties, and $4.5 million of cash outflows for acquisitions and operating expenses.

•

Lower loans receivable and loans held-for-sale balances reflecting loan repayments and $20.4 million of loans transferring through foreclosure to real estate held-for-investment and real estate held-for-sale,

•	Increase in trade receivables due to acquisitions by BBX Sweet Holdings and a $2.2 million increase in Renin trade receivables,
•

Decrease in real estate held-for-investment primarily from $26.7 million of properties transferred to real estate held-for-sale, $7.4 million of write-downs due to updated valuations and $16.3 million of properties contributed to  joint ventures, partially offset by $16.1 million of real estate acquired through foreclosure,

•

Increase in real estate held-for-sale primarily from properties transferred from real estate held-for-investment and $4.4 million of real estate acquired through foreclosure, partially offset by  real estate sales of $17.8 million,

•

Increase in investment in real estate joint ventures reflecting a $1.8 million cash investment in the Sunrise and Bayview joint venture, the initial capital contribution of property and additional cash capital contributions in the Hialeah Communities joint venture and the contribution of real estate held-for-investment to a joint venture in exchange for $2.9 million in cash and a 40% interest in the joint venture with a carrying amount of $1.9 million,

•	Lower investment in Woodbridge reflecting $23.3 million of dividends received from Woodbridge partially offset by the recognition of $22.0 million of equity earnings,
•	Increase in inventory resulting primarily from acquisitions by BBX Sweet Holdings and seasonality of the businesses acquired, and
•	Increase in goodwill and other intangible assets due to the acquisitions by BBX Sweet Holdings.

The Company's total liabilities at September 30, 2014 were $71.1 million compared to $127.6 million at December 31, 2013.  The changes in the components of total liabilities from December 31, 2013 to September  30, 2014 are summarized below:

•	Decrease in BB&T’s preferred interest in FAR reflecting distributions of proceeds from the monetization of FAR’s assets,
•

Decrease in notes payable to related parties associated with the refinancing of the Bluegreen loan with Wells Fargo Capital Finance Corporation as well as the repayment of a $250,000 note issued in connection with the Hoffman’s acquisition,

•

Decrease in notes payable reflecting the assumption of an $8.3 million mortgage by the Hialeah Communities joint venture, scheduled notes payable principal repayments and discount amortization partially offset by $7.5 million of borrowings by Renin from Wells Fargo Capital Finance Corporation,   and

•

Increase in other liabilities due primarily to a $2.3 million advance from the Hialeah Communities joint venture to purchase real estate, a $2.0 million withholding tax obligation associated with the vesting of restricted stock awards and an increase in accounts payable in connection with higher inventory balances.

Liquidity and Capital Resources

The Company held cash of  $52.9 million at September 30, 2014. This amount does not include $3.5 million and $0.2 million of cash held in FAR and Renin, respectively.  The Company had $9.8 million of current liabilities as of September 30, 2014.  The Company’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans and sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate and distributions received from Woodbridge.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The Company expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge. Distributions must be declared by Woodbridge and approved in advance by both BFC and BBX Capital.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, cash flows and business of Bluegreen, as well as restrictions contained in Bluegreen’s debt facilities and the outcome of pending legal proceedings against Bluegreen, including In Re:  Bluegreen Corp. Shareholder Litigation where the plaintiffs in a class action are seeking substantial damages against Bluegreen, Woodbridge and others in connection with the acquisition of Bluegreen’s previously publicly held shares by Woodbridge.  As a consequence, the Company may not receive dividends from Woodbridge consistent with prior periods or in the time frames or amounts anticipated, or at all.  The Company also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM and BBX Partners, each of which is wholly-owned by BBX Capital, and distributions from its 5% membership interest in FAR.  The Company also may seek to obtain funds through borrowings or the issuance of equity securities. The Company anticipates utilizing these funds for general corporate purposes, including selling, general and administrative expenses, loan servicing costs, real estate operating expenses, Renin and BBX Sweet Holdings operating expenses and, to the extent of available liquidity, to pursue its business strategy to invest directly or through joint ventures, in real estate (which may include acquisition and/or development) and in operating businesses over time as assets are monetized.  BBX Sweet Holdings is actively pursuing other acquisitions in the candy and confections industry. While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital beyond its 5% preferred membership interest until such time as BB&T’s preferred membership interest is fully repaid.  The balance of BB&T’s preferred membership interest in FAR was approximately $14.2 million at September 30, 2014.

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

In October 2014, pursuant to the Anastasia Confections stock purchase agreement, BBX Sweet Holdings issued a $7.5 million promissory note to the sellers.  The promissory note bears interest at 5% per annum and is payable in four annual payments of principal and accrued interest as follows:  $2.0 million plus accrued interest on October 1, 2015, $2.0 million plus accrued interest on October 1, 2016, $2.0 million plus accrued interest on October 1, 2017 and the final payment of $1.5 million plus accrued interest on October 1, 2018.  The repayment of the promissory note is guaranteed by BBX Capital and secured by the common stock of Anastasia Confections.

In October 2014, The Hoffman Commercial Group, Inc., a wholly-owned subsidiary of BBX Sweet Holdings, borrowed $1.7 million from a financial institution in the form of a promissory note for working capital.  The note is secured by a mortgage on Hoffman’s manufacturing and retail premises with a carrying value of $2.2 million as of September 30, 2014.  The note bears interest at a fixed rate of 5.25% per annum for the first five years and adjusts to the 5-year US Treasury SWAP Rate in effect on the change date plus 345 basis points for the remaining five year term of the note.  BBX Sweet Holdings and BBX Capital are the guarantors of the note.

A significant source of liquidity is the liquidation of loans and real estate, the contribution of properties to real estate joint ventures and dividends from Woodbridge.  During the nine months ended September 30, 2014, the proceeds from the liquidation of loans and real estate were approximately $44.4 million and $21.7 million, respectively, proceeds from the contribution of properties to joint ventures were $7.0 million and dividends from Woodbridge were $23.3 million.   There is no assurance that we will realize proceeds from these sources in future periods in similar amounts or on similar timeframes.

The Company’s real estate activities include hiring property managers to operate income producing properties, making protective expenditures in an effort to maintain the value of properties and undertaking the zoning and entitlement, development or improvement of properties to position the properties for sale, or potential joint venture arrangements.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The Company’s Contractual Obligations and Off Balance Arrangements as of September 30, 2014 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$14,171	-	-	14,171	-
Operating lease obligation	5,605	2,481	2,544	543	37
Notes payable to related parties	11,750	-	-	11,750	-
Notes payable	8,575	650	1,350	600	5,975
Other obligations	130	120	10	-	-
Total contractual cash obligations	$40,231	3,251	3,904	27,064	6,012

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

BBX Capital provided BB&T with an incremental $35 million guarantee to further support BB&T’s recovery within seven years of its $285 million preferred membership interest in FAR from the monetization of FAR’s assets.   At September 30, 2014, BB&T’s preferred interest in FAR had been paid down to approximately $14.2 million.

In July 2014, the Company entered into a joint venture agreement with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah Florida. The Company transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  CAM remains liable as a co-borrower on the $8.3 million mortgage that was assumed by the joint venture.  The mortgage was also guaranteed by BBX Capital.

The purchase consideration for Anastasia Confections, Inc. common stock included a $7.5 million promissory note of BBX Sweet Holdings to the sellers.  The performance of the promissory note is guaranteed by BBX Capital.

During the three months ended September 30, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by New Urban Communities and 50% by a wholly-owned subsidiary of BBX Capital refinanced its land acquisition loan with a financial institution.  BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of September 30, 2014.

In October 2014, The Hoffman Commercial Group, Inc., a wholly-owned subsidiary of BBX Sweet Holdings, borrowed $1.7 million from a financial institution in the form of a promissory note for working capital. BBX Sweet Holdings and BBX Capital are the guarantors of the note.

BBX Capital is the guarantor on BBX Sweet Holdings’ other notes payable and holdback payments issued in connection with its acquisitions with an aggregate carrying value of $1.2 million as of September 30, 2014.

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

The significant amount of the Company’s assets are real estate held-for-investment or real estate held-for-sale and loans secured by real estate.  The Company’s financial condition and earnings are significantly affected by changes in real estate values in the markets where the real estate is located.  The Company’s equity pricing risk associated with the real estate market did not significantly change during the six months ended September 30, 2014.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September  30, 2014 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  Management has excluded Renin Holdings LLC and its subsidiaries (“Renin”), and the Sweet Holdings, LLC acquisitions from its review of the changes in internal control over financial reporting that occurred during the quarter ended September 30, 2014. We acquired these businesses during the fourth quarter of 2013 and during the nine months ended September 30, 2014 and our management has not conducted an assessment of the acquired businesses’ internal control over financial reporting.  Renin’s total revenues and total assets represented 66.5% and 6.1%, respectively, of the related consolidated financial statement amounts as of and for the nine months ended September  30, 2014.  BBX Sweet Holdings acquisitions’ total revenues and total assets represented 10.2% and 4.3%, respectively, of the related consolidated financial statement amounts as of and for the nine months ended September 30, 2014.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Securities and Exchange Commission Complaint

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, BBX Capital’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX Capital’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The SEC is seeking a finding by the court of violations of securities laws, a permanent injunction barring future violations, civil money penalties and, in the case of Mr. Alan B. Levan, an order barring him from serving as an officer or director of a public company.  Discovery in the action is now closed.  The Court has denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.  The grant of partial summary judgment does not resolve any of the SEC’s claims in its favor; with respect to Mr. Alan Levan’s answer on the July 25, 2007 conference call, the jury will still determine issues relating to materiality and scienter.  The trial commenced on November 3, 2014 and is expected to last approximately four weeks.  BBX Capital believes the claims to be without merit and intends to vigorously defend the actions.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Becker, who was appointed to BBX Capital’s board of directors on May 7, 2013, as well as Seth M. Wise, who serves as an executive officer and director of BFC and as an executive officer of BBX Capital, and John K. Grelle, who serves as an executive officer of BFC and BBX Capital. On September 4, 2013, the Ronan and Lauterbach actions were consolidated into a single action styled In Re BBX Capital Corporation Shareholder Litigation, with the complaint filed in the Lauterbach action being the operative complaint in the consolidated action. On October 11, 2013, the plaintiffs filed an amended complaint in the consolidated action.  In the amended complaint, which includes the same causes of action set forth in the Lauterbach complaint, the plaintiffs: (i) allege that the merger, including the exchange ratio and other terms and conditions of the merger agreement, is unfair to BBX Capital’s minority shareholders and is the product of unfair dealing on the part of the defendants; (ii) allege that the defendants initiated, timed, negotiated and structured the merger for the benefit of BFC and to the detriment of BBX Capital’s minority shareholders, including that BFC and its and BBX Capital’s management caused BBX Capital to engage in transactions which had the effect of reducing BBX Capital’s intrinsic value; (iii) challenge the independence of the members of BBX Capital’s special committee and the process pursuant to which BBX Capital’s special committee engaged its legal and financial advisors, and negotiated and approved the merger agreement, including limitations on its ability to pursue alternative transactions; (iv) assert that BBX Capital’s shareholders’ rights to appraisal do not constitute an adequate remedy; and (v) allege that the joint proxy statement/prospectus contains material misrepresentations and does not contain adequate disclosure regarding the merger and specifically the value of BBX Capital and the shares of its Class A Common Stock, and fails to provide the plaintiffs and BBX Capital’s minority shareholders the information necessary to determine whether the merger consideration is fair. On November 8, 2013, defendants filed a motion to dismiss the amended complaint arguing that plaintiffs’ remedies were limited to an action for appraisal under Florida law.  On April 8, 2014, the Court denied defendants’ motion to dismiss.  On April 11, 2014, plaintiffs filed a motion for class certification and on April 18, 2014, plaintiffs filed a Second Amended Class Action Complaint.  The Second Amended Class Action Complaint added allegations with respect to BBX Capital’s March 21, 2014 definitive proxy statement.  Specifically, plaintiffs allege that in the definitive proxy statement defendants set a vote date of April 29, 2014, but failed to provide full and accurate disclosure regarding: (i) the timing of the merger, (ii) the status of the listing of the new shares; (iii) transactions impacting valuation following the negotiation of the exchange ratio; (iv) the per share value of shares held by BBX Capital’s minority shareholders and (v) the fundamental assumptions underlying the opinion of BBX Capital’s financial advisor.  On November 5, 2014 the Court denied Plaintiffs’ motion for class certification and ordered the case dismissed with prejudice.  The Plaintiffs have the right to appeal this ruling.  BBX Capital and BFC believe the claims to be without merit and intend to vigorously defend the action.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30 2014, a total of 115,866 shares of our Class A Common Stock previously owned by certain of our executive officers were redeemed by the Company as payment in satisfaction of tax withholding obligations relating to the vesting of certain previously reported restricted stock awards granted to the executive officers. Further information regarding these redemptions is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2014	-	$ -	-
				N/A
August 1 – August 31, 2014	-	$ -	-
				N/A
September 1 – September 30, 2014	115,866	$ 17.43	-
				$20,000,000
Total	115,866	$ 17.43	-
				$20,000,000

In September our Board of Directors approved a share repurchase program which authorizes the repurchase of up to $20,000,000 of Class A Common Stock.  The repurchase of shares reported in this table were not made pursuant to the share repurchase program.  We announced the share repurchase program on November 10, 2014 and have yet to make any repurchases under the program.

Item 6.  Exhibits.

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

BBX Capital Corporation

November 10, 2014	By	/s/Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/
Chairman of the Board

November 10, 2014	By:	/s/John K. Grelle
Date		John K. Grelle
Executive Vice President,
Chief Financial Officer