Form 10-K
period 2014-12-31
BBX CAPITAL CORP
filed 2015-03-16
CIK 921768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

001-13133

BBX Capital Corporation

(Exact name of registrant as specified in its charter)

01
Florida	65-0507804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 East Las Olas Boulevard Suite 800
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

Large accelerated filer   [ ]                                                         Accelerated filer [X ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).YES [  ]  NO [ X ]

The aggregate market value of the voting common equity held by non-affiliates was $133.7 million, computed by reference to the closing price of the registrant’s Class A Common Stock on June 30, 2014.  The registrant does not have any non-voting common equity.

The number of shares of the registrant’s Class A Common Stock outstanding on March 16, 2015 was 15,977,433.  The number of shares of the registrant’s Class B Common Stock outstanding on March 16, 2015 was 195,045.

Portions of the registrant’s Definitive Proxy Statement relating to its 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM I.  BUSINESS

BBX Capital Corporation is referred to in this report together with its subsidiaries as “the Company” “we,” “us,” or “our”, and is referred to in this report without its subsidiaries as the “Parent Company” or “BBX Capital”.  We are a Florida-based company, involved in the acquisition, ownership and management of joint ventures and investments in real estate and real estate development projects as well as investments in operating businesses.  Prior to the sale of BankAtlantic to BB&T Corporation (“BB&T”) on July 31, 2012, which is described below, we were a bank holding company and our principal asset was the ownership of BankAtlantic.  The principal assets of the Company currently consist of ownership interests in Florida Asset Resolution Group, LLC (“FAR”), BBX Capital Asset Management, LLC (“CAM”), BBX Partners, Inc., Woodbridge Holdings, LLC (“Woodbridge”), Renin Holdings, LLC, BBX Sweet Holdings, LLC and its acquired businesses and investments in six real estate joint ventures.

CAM, which was formed in connection with the sale of BankAtlantic to BB&T and BBX Partners are wholly owned subsidiaries and their primary assets are investments in real estate joint ventures, non-performing commercial loans and foreclosed real estate formerly held by BankAtlantic.  FAR, which was also formed in connection with the sale of BankAtlantic to BB&T, is a special purpose limited liability company whose membership interests are held by BB&T, which holds 95% of FAR’s preferred interests. BBX Capital holds the remaining 5% of the preferred interests and all of the residual common equity interests in FAR.  FAR’s primary assets are performing and non-performing loans and foreclosed real estate formerly held by BankAtlantic.

In April 2013, BBX Capital acquired a 46% equity interest in Woodbridge.  Woodbridge’s principal asset is its ownership of Bluegreen Corporation and its subsidiaries (“Bluegreen”).  Bluegreen is a vacation ownership company with 180,000 owners and over 60 owned or managed resorts.  BFC Financial Corporation (“BFC”), the controlling shareholder of the Company, owns the remaining 54% of Woodbridge.

On October 30, 2013, a newly formed joint venture entity, Renin Holdings, LLC (“Renin”), owned 81% by the Company and 19% by BFC, acquired substantially all of the assets and certain liabilities of Renin Corp for approximately $12.8 million (“the Renin Transaction”).  Renin had $24 million of total assets as of October 30, 2013 and manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and two  manufacturing, assembly and distribution facilities in Canada and the United States as well as a sales and distribution facility in the United Kingdom.

In December 2013, a wholly-owned subsidiary of the Company, BBX Sweet Holdings, LLC, acquired Hoffman’s Chocolates and its subsidiaries Boca Bons, LLC (“Boca Bons”) and S&F Good Fortunes, LLC (“Good Fortunes”) (collectively “Hoffman’s”).  Hoffman’s had total assets of $5.3 million as of the acquisition date and is a manufacturer of gourmet chocolates, with retail locations in South Florida.   In January 2014, BBX Sweet Holdings acquired Williams and Bennett. William and Bennett had total assets of $1.3 million as of the acquisition date and is a manufacturer of chocolate products serving boutique retailers, big box chains, department stores, national resort properties, corporate customers, and private label brands.  In July 2014, BBX Sweet Holdings acquired Helen Grace Chocolates (“Helen Grace”), a California based manufacturer of premium chocolate confections, chocolate bars, chocolate candies and truffles with total assets at the acquisition date of $2.7 million.  In July 2014, BBX Sweet Holdings acquired Jer’s Chocolates (“Jer’s”), a California based distributor of peanut butter chocolate products internationally and in the United States.  Jer’s had total assets of $0.7 million as of the acquisition date.   In October 2014, BBX Sweet Holdings acquired the outstanding common shares of Anastasia Confections (“Anastasia”).  Anastasia is a premium confections company in Orlando, Florida, that manufactures gourmet coconut and chocolate candy, salt water taffy, and other chocolate gift products.  Anastasia had total assets of $3.3 million at the acquisition date.

In May 2013, BBX Capital entered into a definitive merger agreement (the “Merger Agreement”) with BFC and BBX Merger Sub, LLC, a newly formed wholly owned subsidiary of BFC (“Merger Sub”). The Merger

Agreement provided for BBX Capital to merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company of the Merger and a wholly owned subsidiary of BFC.  On December 15, 2014, BBX Capital and BFC terminated the Merger Agreement.

On July 31, 2012, BBX Capital completed the sale to BB&T of all of the issued and outstanding shares of capital stock of BankAtlantic, the former wholly owned banking subsidiary of BBX Capital (the stock sale and related transactions are sometimes hereinafter referred to as the (“BB&T Transaction”). Pursuant to the terms of the stock purchase agreement between BBX Capital and BB&T prior to the closing of the BB&T Transaction, BankAtlantic formed two subsidiaries, CAM and FAR. BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and real estate that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated). FAR assumed all liabilities related to these assets. BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital. At the closing of the BB&T Transaction, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s outstanding trust preferred securities (“TruPS”) obligations. BBX Capital continues to hold the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company Agreement of FAR, which was entered into by BBX Capital and BB&T at the closing of the BB&T Transaction, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and BBX Capital will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. BBX Capital entered into an incremental $35 million guarantee in BB&T’s favor to further support BB&T’s recovery of the $285 million preferred interest within seven years. BB&T’s preferred interest in FAR as of December 31, 2014 was reduced through cash distributions to approximately $12.3 million. BBX Capital services FAR’s commercial loans and real estate and oversees the third party servicer that manages the other assets of FAR. Prior to the closing of the BB&T Transaction, BankAtlantic contributed to CAM certain non-performing commercial loans, commercial real estate and previously written-off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $125 million as of July 31, 2012. CAM assumed all liabilities related to these assets. BankAtlantic also contributed approximately $82 million in cash to CAM. Prior to the closing of the BB&T Transaction, BankAtlantic distributed all of the membership interests in CAM to BBX Capital. CAM remains a wholly owned subsidiary of BBX Capital.

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and may include words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Future results could differ materially as a result of a variety of risks and uncertainties, many of which are outside of the control of management. These risks and uncertainties include, but are not limited to the impact of economic, competitive and other factors affecting the Company and its assets, including the impact of decreases in real estate values or high unemployment rates on our business generally, the value of our assets, the ability of our borrowers to service their obligations and the value of collateral securing our loans; the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; the impact of and expenses associated with litigation including but not limited to litigation brought by the SEC; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities; the risk that the assets retained by the Company in CAM and FAR may not be monetized at the values currently ascribed to them; and the risks associated with the impact of periodic valuation of our assets for impairment.  In addition, this document contains forward looking statements relating to the Company’s ability to successfully implement its currently anticipated business plans, which may not be realized as anticipated, if at all, and that the Company’s current and anticipated investments in real estate developments, real estate joint ventures and operating businesses may not achieve the returns anticipated or may not be profitable, including the Company’s investment in Woodbridge, Woodbridge’s investment in Bluegreen, and the acquisitions of Hoffman’s, Williams & Bennett, Jer’s Chocolates, Helen Grace Chocolates, Anastasia Confections and Renin Corp. The Company’s investments in real estate developments, either directly or through joint ventures, will increase exposure to downturns in the real estate and housing markets and expose us to risks associated with real estate development activities, including risks associated with obtaining necessary zoning and entitlements and the risk that our joint venture partners may not fulfill their obligations.  The Company’s investment in Woodbridge, which owns Bluegreen Corporation, exposes the Company to the risks of Bluegreen’s business and its ability to pay dividends to Woodbridge and risks inherent in the time-share industry, which risks are identified in BFC’s Annual Report on Form 10-K filed on March 16, 2015 with the SEC and available on the SEC’s website www.sec.gov.  BBX Sweet Holdings acquisitions and the Company’s acquisition of Renin Corp. exposes us to the risks of their respective businesses, which includes the amount and terms of indebtedness associated with the acquisitions which may impact our financial condition and results of operations and limit our activities; the failure of the companies to meet financial covenants and that BBX Capital and BFC may be required to make further capital contributions or advances to the acquired companies; as well as the risk that the integration of these operating businesses may not be completed effectively or on a timely basis, and that the Company may not realize any anticipated benefits or profits from the transactions. Further, Renin’s operations expose us to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Great Britain Pound. Past performance and perceived trends may not be indicative of future results. In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in this Annual Report on Form 10-K, including Item 1A. Risk Factors.  The Company cautions that the foregoing factors are not exclusive.

Prior to the sale of BankAtlantic on July 31, 2012, we were a bank holding company and our principal asset was the ownership of BankAtlantic, a federal savings bank.  Accordingly, as a result of such sale, the operations of BankAtlantic except for its commercial lending reporting unit are included in discontinued operations in our financial statements for the year ended December 31, 2012.  Operating financial information for continuing operations shown by segment is included in Note 24 to the Company’s Consolidated Financial Statements.  We report our operations through four business segments – FAR, BBX, Renin and Sweet Holdings.

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

As of December 31, 2014, we had consolidated total assets of approximately $392.9 million, liabilities of $81.7 million and total equity of $311.3 million.

BBX Capital’s Business Strategy

Since the sale of BankAtlantic in July 2012, we have been repositioning our business, monetizing our legacy portfolios of loans and real estate, and pursuing our goal of transitioning into a growth business by focusing on real estate opportunities and acquiring operating businesses.

The majority of our assets do not generate income on a regular or predictable basis. Recognizing the nature of our assets, our goal is to build long-term value.  We do not expect to generate significant revenue from the legacy BankAtlantic assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. BBX Capital is currently utilizing the cash flow from the monetization of its assets and dividends from Woodbridge to pay operating expenses and to invest in income producing real estate, real estate developments, real estate joint ventures and operating businesses. BBX Capital is seeking to balance its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or through a joint venture).  We may also consider subsidiary or asset dispositions with respect to our investments in operating businesses, including Renin and Sweet Holdings, and we may in connection with our investment with BFC in Woodbridge pursue transactions involving Bluegreen, either directly or indirectly through a transaction involving Woodbridge, to monetize all or a portion of our investment in Woodbridge.  These may include pursuing a future sale or spin-off of a company or transactions involving other public or private issuances of a company’s debt or equity securities which might result in the ownership of less than 100% of the company.  The

Company is also engaged in land entitlement activities on certain properties that we acquired through foreclosure and anticipate moving forward with land development projects which may include selling or leasing the improved properties to third parties or pursuing joint ventures with developers for the development of residential and commercial real estate projects involving the contribution of these properties by us as well as potential cash investments in such projects.  We are also pursuing potential investments in joint venture real estate projects that include real estate held by a joint venture partner or to be acquired from unrelated parties.  Furthermore, as a result of the substantial decline in real estate values during the recession, the majority of our non-performing commercial real estate loans and foreclosed real estate were written down in prior periods to the then prevailing estimated fair values of the collateral less costs to sell.  We are observing continued improvements generally in real estate markets and believe that the prior estimated fair values of the underlying collateral securing certain of our commercial real estate loans and our real estate carrying values may be below current market values.  Additionally, this recovery in the real estate market has favorably affected the financial condition of our borrowers and we are aggressively pursuing our borrowers and/or guarantors in order to maximize our recoveries through cash settlements, loan workout arrangements or participation interests in the development or performance of the collateral.  If we are successful in our efforts, we expect to recognize gains to the extent that the amounts we collect exceed the carrying value of our commercial loans and foreclosed real estate and expect these gains to be reflected in an increase in our shareholders’ equity in the long term.  Due to the nature of these activities however, we do not expect to generate revenues or earnings on a predictable or consistent basis.  Accordingly, we expect our results of operations to vary significantly on a quarterly basis and we may experience losses in subsequent periods.

Legacy Assets

Loans

On July 31, 2012, we completed the BB&T Transaction.  On November 1, 2011, BBX Capital entered into a definitive agreement to sell BankAtlantic to BB&T, which agreement was amended on March 13, 2012 (the “Agreement”). The Agreement was amended to, among other things provide for the assumption by BB&T of the Company’s $285.4 million in principal amount of outstanding TruPS obligations.  Under the terms of the Agreement, the Company retained through CAM and FAR certain loans, tax certificates and foreclosed real estate and liabilities related to these retained assets which had been held by BankAtlantic. These retained loans were grouped in five loan segments as follows:   residential loans, commercial real estate loans, consumer loans, small business and commercial non-mortgage loans.  CAM holds loans from the commercial real estate and the commercial non-mortgage loan segments.  FAR holds loans from all five segments.

Residential:    The majority of our residential loans were originally acquired in the secondary markets and were originated by financial institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. Residential loans were typically purchased in bulk and were generally non-conforming loans under agency guidelines due primarily to the size of the individual loans (“jumbo loans”). We also retained a portfolio of residential loans which were made primarily to “low to moderate income” borrowers in accordance with the Community Reinvestment Act.  The portfolio of Community Reinvestment Act loans were sold during the year ended December 31, 2014.  The Company’s residential loans were classified as loans held-for-sale as of December 31, 2014.

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

Small Business:  BankAtlantic originated small business loans to companies located primarily in markets within BankAtlantic’s branch network.  Small business loans were originated primarily on a secured basis and do not generally exceed $2.0 million individually. These loans were originated with maturities ranging generally from one to three years or are due upon demand.  Lines of credit extended to small businesses are due upon demand.  Small business loans have either fixed or variable prime-based interest rates.  The Company’s small business loans were classified as loans held-for-sale as of December 31, 2014.

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

BBX Capital Business Segments

We operate through four reportable business segments – BBX, FAR, Renin and Sweet Holdings.

BBX Reportable Segment - The BBX reportable segment consists of the activities associated with managing its commercial loan portfolio, real estate properties, and portfolio of charged off loans as well as its investment in Woodbridge and investments in real estate joint ventures.

FAR Reportable Segment - The FAR reportable segment consists of the activities associated with overseeing the management and monetization of FAR’s assets with a view to the repayment of BB&T’s preferred membership interest and maximizing the cash flows of any remaining assets.

Renin Reportable Segment - The Renin reportable segment consists of the activities of Renin.  Renin was acquired in October 2013.  The Renin reportable segment includes the results of operations of Renin for the two months ended December 31, 2013 and year ended December 31, 2014.

Sweet Holdings Reportable Segment - The Sweet Holdings reportable segment consists of the activities of Hoffman’s and Williams & Bennett for the year ended December 31, 2014, and the activities of Jer’s, Helen Grace and Anastasia from their respective dates of acquisition, July 1, 2014, July 21, 2014 and October 1, 2014 through December 31, 2014.  In 2013, Hoffman’s was included for the month of December 2013.

BBX Business Segment

Since the sale of BankAtlantic to BB&T, BBX has been engaged in managing the assets in CAM and the commercial loans that it services for FAR as well as overseeing the third party servicers that manage the assets for FAR.  BBX Capital also continues to manage the assets held by BBX Partners Inc., its wholly owned asset workout subsidiary established in 2008 (formerly BankAtlantic Bancorp Partners, Inc.) which consisted of approximately $14.3 million of loans, foreclosed real estate and real estate improvements as of December 31, 2014 compared to $13.5 million of loans and foreclosed real estate as of December 31, 2013.

The BBX business segment includes the assets and related liabilities of CAM, BBX Partners, and the Woodbridge investment and the Company’s investments in real estate joint ventures.  CAM was formed prior to the closing of the BB&T Transaction when BankAtlantic contributed to CAM cash and certain non-performing commercial loans, commercial real estate and previously written-off assets. CAM assumed the liabilities related to these assets.

The BBX business segment’s primary assets are loans receivable, real estate held-for-sale and real estate held-for-investment, investments in real estate joint ventures and rights to BankAtlantic’s previously charged off loan portfolio and related judgments which were transferred to CAM in connection with the consummation of the BB&T Transaction as well as its 46% equity interest in Woodbridge.  BBX utilized the cash received in the BB&T Transaction and funds from the monetization of assets to acquire a 46% equity interest in Woodbridge for $60.4 million in cash and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million.

We acquired a 46% interest in Woodbridge in April 2013.  Woodbridge’s principal asset is its ownership of Bluegreen.  Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. Bluegreen markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed and owned by others, in which case Bluegreen earns fees for providing such services. Bluegreen utilizes a points-based system, known as the Bluegreen Vacation Club, where purchasers of VOIs are allotted points that represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club and can be used to reserve occupancy at participating resorts. Bluegreen Vacation Club members may use their points to stay in any of Bluegreen Vacation Club resorts or take advantage of other vacation options, including an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Bluegreen also provides property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to individual purchasers of VOIs, which provides significant interest income to Bluegreen.  Bluegreen had total assets of $1.0 billion as of December 31, 2014 and income from continuing operations of $68.7 million and $56.5 million for the years ended December 31, 2014 and 2013 respectively.

We had investments in joint ventures of approximately $16.1 million as of December 31, 2014.  We anticipate actively pursuing additional joint venture investments with real estate developers which may involve our contribution of held-for-investment real estate acquired through foreclosure or purchasing real estate with our own funds for joint venture development or investing funds in developments identified by joint venture partners.  We currently expect that in most cases, the real estate developer will be responsible for the management of the project and we will participate in major decisions and monitor the development’s progress.  These joint venture real estate developments are anticipated to include multifamily and single family housing, commercial retail complexes, office buildings and land entitlement projects.  To a lesser extent, we may engage in land entitlement and development activities without joint venture partners.  These anticipated real estate investments will in most instances be multi-year projects and we do not expect them to generate earnings in the near term. Our goal is to produce earnings from these projects over time; however, we may not be successful in doing so.

BBX reportable segment had investments in the following real estate joint ventures as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Altis at Kendall Square, LLC	$1,264	1,300
Altis at Lakeline - Austin Investors LLC	5,000	-
New Urban/BBX Development, LLC	996	54
Sunrise and Bayview Partners, LLC	1,723	-
Hialeah Communities, LLC	5,091	-
PGA Design Center Holdings, LLC	1,991	-
Investments in unconsolidated real estate joint ventures	$16,065	1,354
Investment in consolidated real estate joint ventures	$964	478

Kendall Commons (Altis at Kendall Square, LLC)

In March 2013, the Company sold land to Altman Development (“Altman”), a third party real estate developer, for net proceeds of $8.0 million.  Altman is developing a multifamily rental community comprised of 12 three-story apartment buildings, one mixed-use building and one clubhouse totaling 321 apartment units.  The Company has invested $1.3 million of cash in the project as one of a number of investors.  The first two buildings have been completed with the balance of the buildings expected to be completed in 2015.  After all members (including the Company) receive a preferred return of 10% and all contributed capital is returned, the Company is entitled to receive 13% of venture distributions until a 15% internal rate of return has been attained and thereafter the Company will be entitled to receive 9.75% of any venture distributions.

Altis at Lakeline – Austin Investor, LLC

In December 2014, the Company invested $5.0 million in a planned multi-family development – Altis at Lakeline – being developed by Altman.  Located on an approximate 23 acre parcel in the northwest area of Austin, Texas, Altis at Lakeline is planned for 19, two and three story, residential apartment buildings with 354 apartment units, 38 enclosed garages, and a clubhouse.  Altis at Lakeline, a gated community, is planned to feature a mix of studio, one, two and three bedroom apartment homes and a private resort style 5,500 square foot clubhouse.  Other planned amenities include a pool and spa, an outdoor activities pavilion with a sports bar and full demonstration kitchen, a full circuit fitness center, and kids’ play and study area.  After all investors receive a preferred return of 9% and all contributed capital is returned, the Company is entitled to receive 26.3% of venture distributions until an 18% internal rate of return has been attained and thereafter the Company will be entitled to receive 18.8% of any venture distributions.

Village at Victoria Park (New Urban/BBX Development, LLC)

Village at Victoria Park consists of approximately 2 acres of vacant land previously owned by the Company that is located near downtown Fort Lauderdale, Florida. In December 2013, the Company entered into a joint venture agreement with New Urban Communities to develop the project as 30 single-family homes.  The project is a 50%-50% joint venture, with New Urban Communities serving as the developer and manager.  In April 2014, the joint venture executed an acquisition, development and construction loan with a financial institution and the Company and New Urban Communities each contributed an additional $692,000 to the joint venture as a capital contribution.  The joint venture purchased the vacant land from the Company for $3.6 million consisting of $1.8 million in cash (less $0.2 million in selling expenses) and a $1.6 million promissory note.  The $1.6 million promissory note is secured by a junior lien on the vacant land and future improvements and subordinated to the

acquisition, development and construction loan.  The project commenced construction and sales during the third quarter of 2014.   Closings are projected to begin during the third quarter of 2015.

Bayview (Sunrise and Bayview Partners, LLC)

In June 2014, the Company entered into a joint venture agreement with an affiliate of Procacci Development Corporation.  The joint venture acquired for $8.0 million approximately three acres of real estate located at Bayview Drive and Sunrise Boulevard in Fort Lauderdale, Florida.  The new joint venture entity, Sunrise and Bayview Partners, LLC, is a 50% - 50% joint venture between the Company and an affiliate of Procacci Development.  The property is currently improved with an approximate 84,000 square foot office building along with a convenience store and gas station, and located minutes from the Fort Lauderdale beaches and directly across from the Galleria at Ft. Lauderdale.  The office building has low occupancy with short term leases.  The convenience store’s lease ends in March 2017 with a five year extension option.  We anticipate the property will be redeveloped into a mixed-use project at some point in the future.

Hialeah Communities, LLC (Bonterra – CC Devco Homes)

During the third quarter of 2014, the Company entered into a joint venture agreement with CC Devco Homes- a Codina-Carr Company, to develop homes in a portion of the newly proposed Bonterra Communities (formerly called the Hialeah Communities) in Hialeah, Florida.  As the developer and manager of the joint venture, CC Devco Homes currently plans to build approximately 394 single-family homes.    The Company transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, the Company received its joint venture interest and $2.2 million of cash.  Anticipated project profits resulting from the joint venture will be distributed to CC Devco Homes and the Company on a 55% and 45% basis, respectively.  Any necessary additional capital for the joint venture is required to be contributed by CC Devco Homes and the Company on a 43% and 57% basis, respectively. In September 2014, the joint venture acquired nine acres of land and the Company acquired four acres of land adjacent to the property from unrelated third parties. The project is in the final stages of planning and subject to receipt of government approvals. Construction is anticipated to commence in the first half of 2015.  The Company is a guarantor for 26.3% of the joint venture’s $31.0 million acquisition and development loan.  (The Bonterra - CC Devco Homes joint venture is part of the master-planned community project, Bonterra Communities, discussed below.)

PGA Design Center Holdings, LLC

In December 2013, the Company purchased for $6.1 million a commercial property in Palm Beach Gardens, Florida, with three existing buildings consisting of 145,000 square feet of mainly furniture retail space. The property, which is located in a larger mixed use property now known as PGA Place, was substantially vacant at the date of acquisition.  Subsequent to the acquisition of the property, the Company entered into a joint venture with Stiles Development which acquired a 60% interest in the joint venture for $2.9 million in cash.  The Company contributed the property (excluding certain residential development entitlements having an estimated value of $1.2 million) to the joint venture in exchange for $2.9 million in cash and the remaining 40% interest in the joint venture.  The Company transferred the retained residential development entitlements to adjacent parcels owned by it in the PGA mixed use property now known as PGA Place (see below for a discussion of the other parcels owned by the Company in PGA Place).  The joint venture intends to seek governmental approvals to change the use of a portion of the property from retail to office and subsequently sell or lease the property.  The joint venture entered into a contract to sell an 80,000 square foot building, subject to receiving the necessary entitlements and the potential purchaser’s due diligence.

North Flagler (JRG/BBX Development, LLC)

In October 2013, the Company entered into a joint venture with JRG USA pursuant to which JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre parcel overlooking the Intracoastal Waterway in West Palm Beach, Florida and the Company invested $0.5 million of cash.  During 2015, the joint venture was successful in its efforts to amend the current zoning designation and the parcel’s residential height

restrictions were changed allowing up to 15 stories in building height from 4 stories.   The Company believes this change in the parcel’s height restrictions will significantly increase the value of the joint venture’s 4.5 acre parcel.   The Company is entitled to receive 80% of any joint venture distributions until it recovers its capital investment and thereafter will be entitled to receive 70% of any joint venture distributions.  The joint venture is soliciting third party developer partners for the potential development of this property.

The Company also owns a 2.7 acre parcel located adjacent to the 4.5 acre parcel which is the subject of the contract held by the North Flagler joint venture with JRG USA.  The 2.7 acre parcel was acquired by the Company through foreclosure and had a carrying value of $3.2 million as of December 31, 2014.  We believe that the fair value of this parcel increased by the municipality’s approval of the zoning changes referenced in the preceding paragraph.

We are currently engaged through the BBX reportable segment in entitlement and planning activities with respect to the development of the following properties that were obtained through foreclosure.

Gardens at Millenia

Gardens at Millenia consists of approximately 86 acres of land, including a 47 acre lake, located near the Mall at Millenia in a commercial center in Orlando, Florida with a carrying value of $12.4 million as of December 31, 2014.  The Company completed permitting and is currently developing the property to reclaim approximately 15 acres of the lake as additional developable property for a total of 54 developable acres.  The proposed plans for the 54 developable acres include a 460,000 square foot retail shopping center with multiple big-box and in-line tenants as well as four outparcel retail pads.  An agreement to sell a portion of the land to a big-box retailer was entered into and is subject to the buyer’s due diligence.  The Company is finalizing negotiations with a potential retail joint venture partner to develop approximately 13.4 acres of the site.  Current plans for approximately 11.8 acres of this site include nine retail apartment buildings totaling approximately 292 units, a clubhouse, lakeside pavilion, lakeside running trail, and a dog park. The Company is finalizing negotiations with a potential joint venture partner to develop the 11.8 acre parcel.

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

2.

An approximate 14 acre parcel owned by the Company with a carrying value of $5.3 million as of December 31, 2014, to be developed with approximately 314 rental apartment units.  The Company is currently seeking required entitlements and plans to partner with a third party developer to develop this parcel.

3.

An approximate 55 acre parcel owned by the Company with a carrying value of $17.1 million as of December  31, 2014, to be developed with approximately 463 additional single-family homes, villas and townhomes.  The Company has a contract to sell this parcel, subject to the receipt of entitlements currently being sought and due diligence by the purchaser.

PGA Place

In the fourth quarter of 2014, the Company sold a 33,000 square foot office building in PGA Place for $6.6 million.  The Company continues to own land located in the newly named PGA Place, in the city of Palm Beach

Gardens, Florida, with carrying values aggregating $3.6 million as of December 31, 2014.  The property held by the PGA Design Center Holdings joint venture described above is adjacent to PGA Place.  We believe this property presents a variety of development opportunities, some of which are currently in the planning stages and remain subject to receipt of government approvals.   The Company is currently seeking governmental approvals for a 126 room limited-service suite hotel, a 5,000 square foot freestanding restaurant and a 60,000 square foot office building and up to 300 apartment units on vacant tracts of land.  We anticipate partnering with one or more third party developers to develop all or a portion of these components of the project.

The composition of the BBX reportable segment’s legacy loans was (in thousands):

	As of December 31, 2014			As of December 31, 2013
		Unpaid			Unpaid
		Principal	Carrying		Principal	Carrying
Loans held-for-investment:	Number	Balance	Amount	Number	Balance	Amount
Loans receivable:
Commercial non-real estate:
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	2	3,061	1,326	3	5,107	3,331
Commercial real estate:
Accruing	1	2,112	2,112	1	2,152	2,152
Non-accruing	2	12,944	4,433	4	27,077	11,526
Total loans held-for-investment	5	$ 18,117	$ 7,871	8	$ 34,336	$ 17,009

Loans held-for-sale	-	$ -	$ -	-	$ -	$ -

The composition of the BBX reportable segment’s legacy real estate was (in thousands):

	As of December 31, 2014		As of December 31, 2013
		Carrying		Carrying
	Number	Amount	Number	Amount
Real estate held-for-investment:
Land	16	$ 56,461	13	$ 75,333
Rental properties	-	-	2	15,705
Other	1	789	1	789
Total real estate held-for-investment	17	$ 57,250	16	$ 91,827

Real estate held-for-sale:
Land	12	$ 27,661	10	$ 10,307
Rental properties	-	-	-	-
Residential single-family	2	327	-	-
Total real estate held-for-sale	14	$ 27,988	10	$ 10,307

FAR Business Segment

FAR’s operations consist of overseeing the management and monetization of its assets through regularly scheduled payments and, where appropriate, orderly liquidations with a view to repaying its preferred membership interests and maximizing the cash flows of any remaining assets.  FAR’s assets consist primarily of loans receivable and foreclosed real estate.

The composition of FAR’s foreclosed real estate was (in thousands):

	As of December 31, 2014		As of December 31, 2013
		Carrying		Carrying
	Number	Amount	Number	Amount
Real estate held-for-investment:
Land	2	$ 3,895	3	$ 4,323
Rental properties	2	14,445	1	11,186
Total real estate held-for-investment	4	$ 18,340	4	$ 15,509

Real estate held-for-sale:
Land	6	$ 5,844	8	$ 7,961
Rental properties	1	1,748	3	6,168
Residential single-family	12	4,058	29	6,447
Other	13	2,095	23	3,088
Total real estate held-for-sale	32	$ 13,745	63	$ 23,664

Rental properties held-for-investment as of December 31, 2014 consisted of two student housing facilities in Tallahassee, Florida, Villa San Michele and Eagle’s Point.

Villa San Michele

In January 2014, FAR acquired an 82-unit, 272 bed student housing project located in Tallahassee, Florida, through a contractual settlement with the borrower.  Built in 2008, Villa San Michele is located in southwest Tallahassee near Tallahassee Community College.  The project includes a mix of 3 bedroom and 4 bedroom 2-story townhomes, as well as a 10.6 acre parcel of vacant land.  FAR has engaged a property management company specializing in student housing to manage the day to day operations and leasing of the property.  Various common area improvements are planned for 2015, with the objective of repositioning the property and increasing occupancy.  Villa San Michele had a carrying value of $6.1 million as of December 31, 2014.

Eagles Point

In September 2013, FAR acquired a 168-unit, 336 bed student housing project located adjacent to Tallahassee Community College in Tallahassee, Florida, through a contractual settlement with the borrower.  The residential units at Eagle’s Point consists of 2-story, 2 bedroom townhomes and 16 apartment units (32 beds).  The 16 apartment units are uninhabitable due to extensive damage that occurred before FAR acquired the property. A property improvement plan is in place for 2015, which includes unit renovations, repairs to offline units, as well as selected upgrades to common areas.  FAR has engaged a property management company specializing in student housing to manage the day to day operations and leasing of the property.   Eagle’s Point had a carrying value of $8.4 million as of December 31, 2014.

RoboVault

An operating property included in properties and equipment in the Company’s Consolidated Statement of Financial Condition consisted of the RoboVault public storage facility with an $8.4 million and $7.9 million carrying value as of December 31, 2014 and 2013, respectively.

In April 2013, FAR acquired through foreclosure, RoboVault, a 155,000 square foot high-tech, robotic self-storage facility, featuring climate controlled, and high security storage.  Located in Fort Lauderdale, Florida, RoboVault provides its clients museum quality storage for business, forensic property, and personal prized possessions, including art, wine collections, cars, gems, antiques, important documents and files, and other collectibles.  RoboVault’s additional services include crating, handling, moving, and shipping and storage services for its clients throughout the United States and Europe.  Built in 2009, the facility is wind resistant up to 200 mph (a category 5 hurricane), stores items 30 feet above sea level, uses a biometric robotic transfer system, and offers 24 hour - 7 day access.

The composition of FAR’s loans was (in thousands):

	As of December 31, 2014			As of December 31, 2013
		Unpaid			Unpaid
		Principal	Carrying		Principal	Carrying
Loans held-for-investment:	Number	Balance	Amount	Number	Balance	Amount
Loans receivable:
Commercial non-real estate:
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	-	-	-	-	-	-
Commercial real estate:
Accruing	4	7,613	7,613	7	15,245	15,245
Non-accruing	5	17,601	10,031	10	52,108	34,014
Consumer
Accruing	3	316	316	62	5,646	5,646
Non-accruing	31	3,552	1,990	43	5,846	2,972
Residential:
Accruing	-	-	-	-	-	-
Non-accruing	-	-	-	2	189	53
Total loans held-for-investment	43	$ 29,082	$ 19,950	124	$ 79,034	$ 57,930
Loans held-for-sale:
Commercial real estate
Accruing	-	$ -	$ -	-	$ -	$ -
Non-accruing	-	-	-	-	-	-
Consumer
Accruing	48	4,204	1,854	15	2,044	1,494
Non-accruing	7	1,172	497	31	4,135	2,682
Residential
Accruing	11	1,921	1,854	34	4,912	3,945
Non-accruing	125	41,411	25,478	255	58,603	34,278
Small business
Accruing	34	6,208	4,486	52	10,320	8,170
Non-accruing	7	1,971	1,254	17	4,204	3,277
Total loans held-for-sale	232	$ 56,887	$ 35,423	404	$ 84,218	$ 53,846

(1)	See explanation of loan products above.

Renin Business Segment

We acquired Renin Corp on October 30, 2013.  Renin is headquartered in Brampton, Ontario and has two manufacturing, assembly and distribution facilities located in Brampton, Ontario and Tupelo, Mississippi and a sales and distribution office in the U.K. Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America.  Renin had total revenues for the year ended December 31, 2014 of $57.8 million and total assets as of December 31, 2014 of $24.1 million.

Sweet Holdings Segment

The Sweet Holding business segment activities consist of the operations of its acquired businesses in the candy and confections industry.  Hoffman’s, Williams and Bennett, Jer’s, Helen Grace and Anastasia were acquired in December 2013, January 2014, July 2014, July 2014 and October 2014, respectively.  Revenues from these acquisitions included in the Company’s consolidated Statement of Operations for the year ended December 31, 2014 aggregated $16.3 million.  These business acquisitions had total assets as of December 31, 2014 of $31.6 million. The pro forma revenues from the 2014 acquisitions had the acquisition dates been January 1, 2014 was approximately $23.6 million.

Employees

The Company currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with programs provided by other employers in its markets.

The number of employees at the indicated dates was:

	December 31, 2014		December 31, 2013
	Full-	Part-	Full-	Part-
	time	time	time	time
BBX Capital	33	5	33	2
FAR	6	21	7	5
Renin	217	4	227	17
Sweet Holdings	157	63	41	34
Total	413	93	308	58

Competition

The industries in which we conduct business are very competitive and we face substantial competition from insurance companies, financial institutions, private equity funds, hedge funds and real estate developers. We compete with institutions and entities that are larger and have greater resources than the resources available to us.  There are four companies in the candy and confections industry that account for approximately 68% of the industry’s revenues.    Renin operations include the manufacturing of wall décor, hardware, and fabricated glass.  Renin’s products are sold mainly to housing and other building construction companies.  The housing and building construction industries have seen demand for their products decline significantly over the past five years. This decline in demand resulted in intense competition from the entities that remain in the industries, including competition from foreign importers and producers.

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

As a result of the BB&T Transaction, the Company’s business and operations significantly changed from its business and operations prior to the sale of BankAtlantic. As a consequence, the Company’s financial condition and results of operations will be dependent in the near term, on our ability to successfully manage and monetize the assets currently held by BBX Partners, which held approximately $14.3 million of loans and foreclosed real estate as of December 31, 2014, the assets currently held by CAM, and the assets held in FAR and on the results of operations of Bluegreen and its ability to continue to pay dividends to Woodbridge.  Additionally, because a majority of FAR’s assets are serviced by a third party servicer, the Company is also dependent on the ability and efforts of the servicer to efficiently manage and monetize the assets. Further, nonaccrual loans and real estate may not be easily salable in the event the Company decides to liquidate an asset through a sale transaction. The Company’s financial condition and results of operations will be dependent in the longer term on these factors as well as its ability to successfully invest these cash flows. If the assets held in CAM and BBX Partners and the assets held in FAR are not monetized at or near the current book values ascribed to them, or if these assets are liquidated for amounts less than book value, the Company’s financial condition and results of operations would be adversely affected, and our ability to successfully pursue our business goals could be adversely affected. Because a majority of these assets do not generate income on a regular basis, the Company does not expect to generate significant revenue or income with respect to these assets until such time as an asset is monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. Accordingly, the Company expects its revenues and results of operations to vary significantly on a quarterly basis and from year to year.

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

As previously described, we invested $71.75 million in Woodbridge during April 2013 in exchange for a 46% equity interest in Woodbridge. Woodbridge owns all of the shares of Bluegreen’s common stock  which constitute Woodbridge’s primary asset.  While Woodbridge and Bluegreen are not consolidated into our financial statements, our investment in Woodbridge is significant and our operating results and financial condition, including our liquidity, is dependent in part on Bluegreen’s performance and its ability to pay dividends. Bluegreen is subject to various risks and uncertainties which may impact its business and results, including, but not limited to, the following:

•

Bluegreen’s business and operations, including its ability to market Vacation Ownership Interests (“VOIs”), is subject to risks related to general economic conditions and the availability of financing;

•	The vacation ownership and hospitality industries are highly competitive, and Bluegreen may not be able to compete successfully;
•	Bluegreen would incur substantial losses and Bluegreen’s liquidity position could be adversely impacted if the customers to whom Bluegreen provides financing default on their obligations;
•

While Bluegreen has attempted to restructure its business to reduce its need for and reliance on financing for liquidity in the short term, there is no assurance that such restructuring will be successful or that Bluegreen’s business and profitability will not otherwise continue to depend on its ability to obtain financing, which may not be available on favorable terms, or at all;

•	Bluegreen's indebtedness may impact its financial condition and results of operations, and the terms of Bluegreen's indebtedness may limit its activities;
•	The ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds;
•	Bluegreen’s future success depends on its ability to market its products and services successfully and efficiently and Bluegreen’s marketing expenses may increase;

•

Bluegreen may not be successful in increasing or expanding its capital-light business relationships, and its capital-light activities, including fee based, sales and marketing, just-in-time VOI arrangements, and secondary market sales activities, and such activities may not be profitable, which may have an adverse impact on Bluegreen’s results of operations and financial condition;

•

Bluegreen’s results of operations and financial condition may be materially and adversely impacted if Bluegreen does not continue to participate in exchange networks and other strategic alliances with third parties or if Bluegreen’s customers are not satisfied with the networks in which Bluegreen participates or Bluegreen’s strategic alliances;

•	The resale market for VOIs could adversely affect Bluegreen’s business;
•

Bluegreen is subject to the risks of the real estate market and the risks associated with real estate development, including a decline in real estate values and a deterioration of other conditions relating to the real estate market and real estate development;

•	Adverse outcomes in legal or other regulatory proceedings, including claims for development-related defects, could adversely affect Bluegreen’s financial condition and operating results;
•

Bluegreen may be adversely affected by extensive federal, state and local laws and regulations and changes in applicable laws and regulations, including with respect to the imposition of additional taxes on operations. In addition, results of audits of Bluegreen’s tax returns or those of Bluegreen’s subsidiaries may have a material and adverse impact on Bluegreen’s financial condition;

•	Environmental liabilities, including claims with respect to mold or hazardous or toxic substances, could have a material adverse impact on Bluegreen’s financial condition and operating results;
•	A failure to maintain the integrity of internal or customer data could result in damage to Bluegreen's reputation and/or subject Bluegreen to costs, fines, or lawsuits;
•	Bluegreen’s technology requires updating and the failure to keep pace with developments in technology could impair Bluegreen's operations or competitive position;
•

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with GAAP. Any changes in estimates, judgments and assumptions used could have a material adverse impact on Bluegreen’s operating results and financial condition; and

•	The loss of the services of Bluegreen’s key management and personnel could adversely affect its business.

For more detailed information regarding Bluegreen’s business, the risks set forth above and other risks which Bluegreen faces, see BFC’s Annual Report on Form 10-K for the year ended December 31, 2014, which is available free of charge on the SEC’s website at www.sec.gov, including the “Risk Factors – Risks Related to Bluegreen” section thereof.

During the year ended December 31, 2014 and the nine months ended December 31, 2013, we received dividends totaling $52.2 million from Woodbridge following its receipt of dividends from Bluegreen.  As indicated above, Bluegreen’s debt instruments contain restrictions on its ability to pay dividends.  In addition, dividend payments by Bluegreen are subject to declaration by Bluegreen’s board of directors, and subsequent dividends by Woodbridge are subject to the approval of the board of directors of BFC as well as our board of directors.  Dividend decisions outside of our control may not be made in our best interest. If Bluegreen is unable to pay dividends or Bluegreen or Woodbridge does not otherwise pay dividends, our liquidity would be materially and adversely impacted.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” for additional information.

Our future acquisitions may reduce earnings, require us to obtain additional financing and expose us to additional risks.

Our business strategy includes investments in or acquisitions of operating companies, such as our acquisitions of Renin Corp. and the acquisitions of businesses by BBX Sweet Holdings in the candy and confections industry.  Some of these investments and acquisitions may be material. While we will seek investments and acquisitions primarily in companies that provide opportunities for growth, we may not be successful in identifying these opportunities. Investments or acquisitions that we complete may not prove to be successful or even if successful may not initially generate income, or may generate income on an irregular basis or over a long time period, thus causing our results of operations to vary significantly on a quarterly basis and from year to year. Acquisitions may expose us to additional risks and may have a material adverse effect on our results of operations.

As part of our business strategy, we expect to continue to review acquisition prospects that would complement our existing business, or that might otherwise offer growth opportunities.  Acquisitions entail numerous risks, including:

•	Difficulties in assimilating acquired management and operations;
•	Risks associated with achieving profitability;
•	The incurrence of significant due diligence expenses relating to acquisitions that are not completed;
•	Unforeseen expenses;
•	Risks associated with entering new markets in which we have no or limited prior experience;
•	The potential loss of key employees or founders of acquired organizations; and
•	Risks associated with transferred assets and liabilities.

We may not be able to acquire or profitably manage additional businesses, or to integrate successfully any acquired businesses, including Renin and the businesses BBX Sweet Holdings acquired, without substantial costs, delays or other operational or financial difficulties, including difficulties in integrating information systems and personnel and establishing control environment processes across acquired businesses.  Our failure to do so could have a material adverse effect on our business, financial condition and results of operations.  In addition, to the extent that we acquire operating businesses outside the United States or the State of Florida, we may face additional risks related to the compliance with foreign regulations and laws including tax laws, labor laws, currency fluctuations and geography economic conditions.

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

Any of these factors could give rise to delays in the start or completion of a project, or increase the cost of developing a project, or could result in reduced prices and values for our developments, including developments underlying our joint venture investments.

The decline in the Florida real estate market has adversely affected, and may continue to adversely affect, our earnings and financial condition.

The deterioration in prior periods of economic conditions in the Florida residential real estate market, including the cumulative decline in median home prices in all major metropolitan areas in Florida, and the downturn in the Florida commercial real estate market, resulted in substantial non-performing loans and provision for loan losses during prior periods. The loans retained by us through CAM and FAR in the BB&T Transaction and the real estate properties we acquired through foreclosure or settlements with borrowers are primarily in the Florida market, and adverse changes to the Florida economy or the real estate market may negatively impact our earnings and financial condition.

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

At December 31, 2014, our non-performing loans totaled approximately $17.8 million or 64% of our total loan portfolio. Our non-performing loans adversely affect our net income through foreclosure costs, operating expenses and taxes. Until we monetize these loans, we expect to continue to incur additional losses relating to these non-performing loans. We record interest income on non-performing loans on a cash basis. When we receive the collateral in foreclosures or similar proceedings, we are required to mark the related collateral to the then fair market value, generally based on appraisals of the property obtained by us. These loans also increase our risk profile, and increases in the level of non-performing loans adversely affect our results of operations and financial condition. While we seek to manage nonperforming loans, decreases in the value of these loans or deterioration in the financial condition of our borrowers, which is often impacted by economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing loans requires significant commitments of management time.

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

The Company is involved in ongoing litigation which has resulted in significant selling, general and administrative expenses relating to legal and other professional fees. Pending proceedings include litigation brought by the SEC, litigation arising out of workouts and foreclosures, and legal proceedings associated with BankAtlantic’s tax certificate business. As discussed under Item 3. Legal Proceeding, the jury in the SEC action found that BBX Capital and our Chairman and Chief Executive Officer, Alan B. Levan had engaged in an act of fraud or deceit toward shareholders or prospective investors by making materially false statements knowingly or with severe recklessness (1) with respect to three statements in a July 25, 2007 conference call and (2) in their decision to sell certain loans in the fourth quarter of 2007 and failing to classify the loans as held-for sale in the 2007 Annual Report on Form 10-K.  The jury also found that Mr. Levan made or caused to be made false statements to the independent accountants regarding the held for sale issue. While BBX Capital and Mr. Levan intend to appeal any adverse judgment to the Eleventh Circuit Court of Appeals, the results of appellate review are uncertain and we anticipate continued elevated legal and related costs in connection with the actions. We have received legal fee and cost reimbursements from our insurance carrier in connection with the SEC action of approximately $5.8 million as of December 31, 2014.  Our insurance carrier has indicated it may seek reimbursement for costs, charges and expenses advanced in connection with this matter and these potential insurance carrier reimbursements would adversely impact our financial condition and results of operations. See Item 3. Legal Proceedings.

Adverse market conditions may affect our business and results of operations.

Our financial condition and results of operations have been, and may continue to be, adversely impacted as a result of the downturn in the U.S. housing and commercial real estate markets and general economic conditions.

Dramatic declines in the national and, in particular, Florida housing markets over the past years, with falling home prices and increasing foreclosures and unemployment, negatively impacted the credit performance of our loans and resulted in significant asset impairments. While we believe that real estate markets and general economic conditions have shown signs of improvement during the past year, further negative market and economic developments may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, and may impact charge-offs and provisions for loan losses and the value of our real estate and other real estate related assets. A worsening of conditions would likely exacerbate the adverse effects of these difficult market conditions.

Adverse events in Florida, where our business is currently concentrated, could adversely impact our results and future growth.

Our business, the primary source of repayment for loans and the real estate collateralizing loans and real estate acquired through foreclosure or settlements with borrowers and are investments in real estate joint ventures are primarily concentrated in Florida. As a result, we are exposed to geographic risks, as high unemployment rates, declines in the housing industry and declines in the real estate market have generally been more severe in Florida than in the rest of the country. Adverse changes in laws and regulations in Florida would have a negative impact on our revenues, financial condition and business. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes, which may disrupt our operations, adversely impact the ability of our borrowers to timely repay their loans, adversely impact the value of any collateral securing loans and our portfolio of real estate (both held-for-sale and held-for-investment), or otherwise have an adverse effect on our results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are unpredictable.

Renin sales are concentrated with two significant customers.

A significant amount of Renin’s sales are to big-box home centers.  These home centers in many instances have significant negotiating leverage with their vendors, and are able to affect the prices Renin receives for its products and the terms and conditions on which Renin conducts its business with them.  These home centers may also reduce the number of vendors they purchase from or make significant changes in their volume of purchases. Although homebuilders, dealers and other retailers represent other channels of distribution for Renin’s products, the loss of a home center customer or reduced sales volume from any of these home centers would have a material adverse effect on Renin’s business.

A significant portion of Renin’s business relies on home improvement and new home construction activity, both of which are cyclical and outside of management’s control.

A significant portion of Renin’s business in Canada and the United States is dependent on the levels of home improvement activity, including spending on repair and remodeling projects, and new home construction activity. Macroeconomic conditions including consumer confidence levels, fluctuations in home prices, unemployment and underemployment levels, interest rates, regulatory initiatives, and the availability of home equity loans and mortgage financing  affect both  discretionary spending on home improvement projects as well as new home construction activity. Adverse changes in these factors or uncertainty regarding these macroeconomic conditions could result in a decline in spending on home improvement projects and a decline in demand for new home construction, both of which could adversely affect Renin’s results of operations.

Our operating businesses, Renin and the BBX Sweet Holdings companies, operating results would be negatively impacted if they experience increased commodity costs or a limited availability of commodities.

Our operating businesses purchase various commodities to manufacture products, including steel, aluminum, glass and mirror in the case of Renin, and sugar and cocoa in the case of BBX Sweet Holdings. Fluctuations in the availability and prices of these commodities could increase the cost to manufacture products. Further, increases in energy costs could increase production costs as well as transportation costs, each of which could negatively affect these businesses operating results.   Renin’s and BBX Sweet Holdings’ existing arrangements with customers, competitive considerations and the relative negotiating power and resistance of  home center customers and big-box retailers to price increases make it difficult to increase selling prices to absorb increased production costs. If Renin and BBX Sweet Holdings are not able to increase the prices of its products or achieve other cost savings or productivity improvements to offset any increased commodity and production costs, our operating results could be negatively impacted.

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

Market demand for chocolate products could decline.

BBX Sweet Holdings and its acquired businesses operate in highly competitive markets and compete with larger companies that have greater resources.  The success of these businesses is impacted by many factors, including the following:

•	Effective retail execution;
•	Appropriate advertising campaigns and marketing programs;
•	Adequate supply of commodities at a reasonable cost;
•	Oversight of product safety;
•	Response to changes in consumer preferences and tastes; and
•	Changes in consumer health concerns, including obesity and the consumption of certain ingredients.

A decline in market demand for chocolate products could negatively affect our operating results.

BBX Sweet Holdings product recall or product liability claims could materially and adversely affect us.

Selling products for human consumption involves inherent legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. We could decide or be required to destroy inventory, recall products or lose sales in connection with contamination, tampering, adulteration or other deficiencies.  These events could result in significant losses and may damage our reputation, and discourage consumers from buying our products, or cause production and delivery disruptions which would adversely affect our financial condition and results of operations.  We may also incur losses if our products cause injury, illness or death.  A significant product liability claim may adversely affect our reputation and profitability, even if the claim is unsuccessful.

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

BFC currently owns 8,133,353 shares of our Class A Common Stock, representing approximately 51% of the outstanding shares of such stock and all 195,045 outstanding shares of our Class B Common Stock representing approximately 72% of our total voting power. Additionally, Alan B. Levan, Chairman and Chief Executive Officer of BBX Capital and Chairman, Chief Executive Officer and President of BFC, and John E. Abdo, Vice Chairman of BBX Capital and BFC, collectively beneficially own shares of BFC’s Class A Common Stock and Class B Common Stock representing approximately 74% of BFC’s total voting power. BBX Capital’s Class A Common Stock and Class B Common Stock vote as a single group on most matters. Accordingly, BFC, directly, and Messrs. Levan and Abdo, indirectly through BFC, are in a position to control BBX Capital, elect BBX Capital’s board of directors and significantly influence the outcome of any shareholder vote. This control position may have an adverse effect on the market price of our Class A Common Stock.

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

Our performance is largely dependent on the talents and efforts of skilled individuals. Our business operations could be adversely affected if we are unable to retain and motivate our existing employees and attract new employees as needed. In addition, as previously described, the jury in the SEC action found that BBX Capital and our Chairman and Chief Executive Officer, Alan B. Levan committed violations of federal securities laws. While BBX Capital and Mr. Levan intend to appeal any adverse judgment to the Eleventh Circuit Court of Appeals, the results of appellate review are uncertain.  In addition to injunctive relief and monetary penalties of $5.2 million against the Company and $1.56 million against Mr. Levan, the SEC is seeking an officer and director bar with respect to Mr. Levan. While we continue to believe that the Company and Mr. Levan fully complied with applicable law, the jury verdict represents a finding of violations of securities laws involving the making of materially false statements knowingly or with severe recklessness and the outcome of an appeal is uncertain. If the findings of fraud by the Company and/or Mr. Levan are upheld, this may adversely affect the Company’s assessment of internal controls over financial reporting.  In the event Mr. Levan is restricted from serving, or is otherwise unable to serve, as an executive officer and/or director of BBX Capital, BBX Capital and its business, as well as the businesses of its subsidiaries, may be adversely impacted.  However, the Company believes that any such adverse impact would be mitigated by the continuation of service of other executive officers, including Mr. Abdo, who serves as a director and Vice Chairman of the Company and Jarett Levan, President, who previously served as President and CEO of BankAtlantic.

Information technology failures and data security breaches could harm our business.

We rely extensively on information technology (IT) systems, including Internet sites, data hosting facilities and other hardware and platforms, some of which are hosted by third parties, to assist in conducting our businesses. Our IT systems, like those of most companies, may be vulnerable to a variety of interruptions, including, but not limited to, natural disasters, telecommunications failures, hackers, and other security issues. Moreover, our computer systems, like those of most companies, are subjected to computer viruses or other malicious codes, and to cyber or phishing-attacks. Although we have implemented administrative and technical controls and taken other actions to minimize the risk of cyber incidents and protect our information technology, computer intrusion efforts are becoming increasingly sophisticated, and even the enhanced controls we have installed might be breached. If our IT systems cease to function properly, we could suffer interruptions in our operations. If our cyber-security is breached, unauthorized persons may gain access to proprietary or confidential information, including information about borrowers, employees or investments. This could damage our reputation and require us to incur significant costs to repair or restore the security of our computer systems.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

BBX Capital leases its principal executive offices which are located at 401 East Las Olas Blvd, Fort Lauderdale, Florida, 33301. The office lease expiration date is June 1, 2018.  BBX Capital has the right to renew the terms of the lease for two additional terms of five years commencing as of the expiration date.

BBX Capital leases office space in Orlando with a lease expiration date of August 31, 2015 and BBX Sweet Holdings has two office space leases in California with lease expiration dates of June 30, 2015 and October 31, 2015.

Renin leases its executive offices located at 110 Walker Drive, Brampton, Ontario. The office lease expiration date is December 31, 2024.  Renin leases two manufacturing facilities and one sales and distribution facility. The United Kingdom sales and distribution facility is leased month-to-month.  The two manufacturing facilities in the United States and Canada have lease expiration dates of December 31, 2022 and December 31, 2024.

Hoffman’s owns its chocolate manufacturing facility located at 5190 Lake Worth Road, Greenacres, Florida.  The facility is comprised of a 4,000 square foot office and store front area and a 11,526 square foot manufacturing area.  Hoffman’s also owns two warehouse facilities in Riviera Beach, Florida.

Hoffman’s leases three of its retail locations in West Palm Beach, Florida with lease expiration dates ranging from June  30, 2017 to December 31, 2019. Hoffman’s leases three retail locations in Broward County, Florida with lease expiration dates ranging from December 31, 2019 to June 30, 2020.

Williams and Bennett leases its chocolate manufacturing facility located at 2045 High Ridge Road, Boynton Beach, Florida. The facility is comprised of 30,000 square feet of office, manufacturing, warehousing and food storage areas.

Helen Grace sub-leases its chocolate manufacturing facility located at 10690 Long Beach Boulevard, Lynwood, California with a lease expiration date of June 2015.  The manufacturing facility is comprised of  50,000 square feet of office, manufacturing, warehousing and food storage areas.

Helen Grace leases three retail locations in California with lease expiration dates from April 30, 2015 to April 30, 2017.

Anastasia leases its chocolate manufacturing facility located at 1815 Cypress Lake Drive, Orlando, Florida with an expiration date of September 30, 2019 with three additional option terms of five years each commencing as of the expiration date. The facility is comprised of 80,000 square feet of office, manufacturing, warehousing and food storage areas.

ITEM 3.  LEGAL PROCEEDINGS

Securities and Exchange Commission v. BankAtlantic Bancorp, Inc. and Alan B. Levan, Case No. 12-60082-CV-SCOLA, United States District Court, Southern District of Florida

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, BBX Capital’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX Capital’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The Court denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.

On December 15, 2014, after a six-week trial, the jury found in favor of BBX Capital and Alan B. Levan with respect to the disclosures made during an April 2007 earnings conference call and in BBX Capital’s quarterly reports on Form 10-Q for the 2007 first and second quarters, but found that they had engaged in an act of fraud or deceit toward shareholders or prospective investors by making materially false statements knowingly or with severe recklessness (1) with respect to three statements in the July 25, 2007 conference call referenced above, and (2) in their decision to sell certain loans in the fourth quarter of 2007 and failing to classify the loans as held-for sale in the 2007 Annual Report on Form 10-K.  The jury also found that Mr. Levan made or caused to be made false statements to the independent accountants regarding the held for sale issue.

The Company has identified a number of issues it asserts will require reversal of any judgment that follows the jury’s verdict including: (i) a pretrial summary judgment declaring three sentences in the July 25, 2007 earnings conference call “objectively false and misleading” that led to a jury instruction to that effect; and (ii) a pretrial order precluding the introduction of evidence addressing the independent auditors review of the SEC’s complaint alleging a failure to book certain loans as “held for sale” and (iii) a pretrial ruling that the SEC’s only expert witness as to the value of the loans as of December 31, 2007, admitted that he was not qualified to value loans and not qualified to offer opinions on market conditions in Florida in 2007 and 2008.  As indicated above,  the jury rejected the SEC’s claims that  BBX and Levan violated securities laws with respect to the April 25, 2007 earnings conference call, the May 1, 2007 first quarter Form 10-Q and the August 9, 2007 Form 10-Q.  We would note that the Company’s financial statements were never required to be restated.

On January 12, 2015, BBX Capital and Alan B. Levan filed a motion for a new trial and a motion for judgment as a matter of law which were denied by the Court. The SEC has filed a motion for a final judgment: (i) permanently barring Alan B. Levan from serving as an officer or director of any SEC reporting company; (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Alan B. Levan; and (iii) permanently restraining BBX Capital and Alan B. Levan from violating securities laws.  BBX Capital believes the claims to be without merit, continues to vigorously defend the action and intends to appeal any judgment entered to the Eleventh Circuit Court of Appeals.

On January 14, 2015, we received notice from our insurance carrier that, based upon its interpretation of the jury verdict in this action, the carrier does not believe it is obligated to advance further payments towards fees and costs incurred in connection with this action and that it reserved its right to obtain reimbursement of the amounts it previously advanced with respect to this action.  We have received legal fee and cost reimbursements from our insurance carrier in connection with this action of approximately $5.8 million as of December 31, 2014.

In re:  BBX Capital Shareholders Litigation

On May 30, 2013, Haim Ronan filed a purported class action against BFC, BBX Merger Sub, BBX Capital and the members of BBX Capital’s board of directors seeking to represent BBX Capital’s shareholders in a lawsuit challenging the currently proposed merger between BFC and BBX Capital. In this action, which is styled Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham, II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC and was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Mr. Ronan asserted as a cause of action that the individual defendants breached their fiduciary duties of care, loyalty and good faith, in part, by failing to obtain a high enough price for the shares of BBX Capital’s Class A Common Stock to be acquired by BFC in the merger. Mr. Ronan also asserted a cause of action against BFC and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. Mr. Ronan is seeking an injunction blocking the proposed merger. On May 31, 2013, in an action styled John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC and filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, John P. Lauterbach filed a purported class action against all of the defendants named in Mr. Ronan’s complaint, challenging the currently proposed merger for substantially the same reasons as set forth in Mr. Ronan’s complaint, but asserting an additional, direct cause of action for breach of fiduciary duties against BFC, Alan B. Levan and John E. Abdo. Mr. Lauterbach also added as defendants Norman H. Becker, who was appointed to BBX Capital’s board of directors on May 7, 2013, as well as Seth M. Wise, who serves as an executive officer and director of BFC and as an executive officer of BBX Capital, and John K. Grelle, who serves as an executive officer of BFC and BBX Capital. On September 4, 2013, the Ronan and Lauterbach actions were consolidated into a single action styled In Re BBX Capital Corporation Shareholder Litigation, with the complaint filed in the Lauterbach action being the operative complaint in the consolidated action. On October 11, 2013, the plaintiffs filed an amended complaint in the consolidated action.  In the amended complaint, which includes the same causes of action set forth in the Lauterbach complaint, the plaintiffs: (i) allege that the merger, including the exchange ratio and other terms and conditions of the merger agreement, is unfair to BBX Capital’s minority shareholders and is the product of unfair dealing on the part of the defendants; (ii) allege that the defendants initiated, timed, negotiated and structured the merger for the benefit of BFC and to the detriment of BBX Capital’s minority shareholders, including that BFC and its and BBX Capital’s management caused BBX Capital to engage in transactions which had the effect of reducing BBX Capital’s intrinsic value; (iii) challenge the independence of the members of BBX Capital’s special committee and the process pursuant to which BBX Capital’s special committee engaged its legal and financial advisors, and negotiated and approved the merger agreement, including limitations on its ability to pursue alternative transactions; (iv) assert that BBX Capital’s shareholders’ rights to appraisal do not constitute an adequate remedy; and (v) allege that the joint proxy statement/prospectus contains material misrepresentations and does not contain adequate disclosure regarding the merger and specifically the value of BBX Capital and the shares of its Class A Common Stock, and fails to provide the plaintiffs and BBX Capital’s minority shareholders the information necessary to determine whether the merger consideration is fair. On November 8, 2013, defendants filed a motion to dismiss the amended complaint arguing that plaintiffs’ remedies were limited to an action for appraisal under Florida law.  On April 8, 2014, the Court denied defendants’ motion to dismiss.  On April 11, 2014, plaintiffs filed a motion for class certification and on April 18, 2014, plaintiffs filed a Second Amended Class Action Complaint.  The Second Amended Class Action Complaint added allegations with respect to BBX Capital’s March 21, 2014 definitive proxy statement.  Specifically, plaintiffs allege that in the definitive proxy statement defendants set a vote date of April 29, 2014, but failed to provide full and accurate disclosure regarding: (i) the timing of the merger, (ii) the status of the listing of the new shares; (iii) transactions impacting valuation following the negotiation of the exchange ratio; (iv) the per share value of shares held by BBX Capital’s minority shareholders and (v) the fundamental assumptions underlying the opinion of BBX Capital’s financial advisor.  On November 5, 2014 the Court denied Plaintiffs’ motion for class certification and ordered the case dismissed with prejudice.  Plaintiffs filed a Notice of Appeal with the Fourth District Court of Appeal (which was later dismissed), and after BBX Capital and BFC publicly disclosed that they mutually agreed to terminate the proposed merger, Plaintiffs filed a motion with the trial court to vacate the dismissal order and to dismiss the action as moot. On January 27, 2015, the trial court entered a final order vacating the dismissal order and dismissing the action as moot without prejudice.

In re:  New Jersey Tax Sales Certificates Antitrust Litigation v. BBX Capital Corporation f/k/a BankAtlantic Bancorp, Inc., Fidelity Tax, LLC, Gary I. Branse, Michael Deluca and BB&T Corporation, and multiple other individuals and entities who purchased New Jersey tax certificates between 1998 to February 2009, Case No.12-CV-01893-MAS-TJB, United States District Court, District of New Jersey (Trenton)

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly owned subsidiary of CAM, among others as defendants.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction. BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs filed a Consolidated Amended Complaint on January 6, 2014.  While BBX Capital believes the claims to be without merit, BBX Capital has reached an agreement in principle with the plaintiffs to settle this action, subject to execution of a definitive agreement and court approval.

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

On March 16, 2015, there were approximately 225 record holders and 15,977,433 shares of the Class A Common Stock issued and outstanding. In addition, there were 195,045 shares of Class B Common Stock outstanding at March 16, 2015.

The following table sets forth, for the periods indicated, the high and low sale prices of the Class A Common Stock as reported by the New York Stock Exchange:

	Class A Common
	Stock Price
	High	Low
For the year ended December 31, 2014	$22.54	11.80
Fourth quarter	18.50	11.80
Third quarter	19.95	17.25
Second quarter	20.50	17.06
First quarter	22.54	14.18

For the year ended December 31, 2013	$15.66	6.95
Fourth quarter	15.66	13.18
Third quarter	15.12	12.66
Second quarter	13.35	8.22
First quarter	8.25	6.95

In March 2015 our Board of Directors approved an amendment to both the BBX Capital Corporation 2014 Stock Incentive Plan and the 2005 Restricted Stock and Option Plan. The amendment to each Plan authorizes the Compensation Committee to issue restricted stock awards in the form of restricted stock units rather than just restricted stock.  Following the amendment, the Company and its executive officers agreed to retire any shares of the Company’s outstanding Class A restricted common stock awards (“RSAs”) previously issued in the name of the Compensation Committee and subject to forfeiture until vested in exchange for the Company issuing to the executive officers restricted Class A common stock units (“RSUs”) resulting in the retirement of 1,391,282 Class A common shares. Pursuant to the terms of the RSUs the Company promises to issue Class A common stock only at the time the underlying units vest.  The RSUs issued have the same terms, and cover the same number of underlying shares of Class A common stock, as the RSAs that were retired.

In September 2014 our Board of Directors approved a share repurchase program which authorizes the repurchase of up to $20.0 million of Class A Common Stock.  We announced the share repurchase program on November 10, 2014 and have yet to make any repurchases under the program.

The Company has filed, as exhibits to this Annual Report on Form 10-K, the certifications of the Company’s principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 regarding the quality of the Company’s public disclosure.

There were no cash dividends paid by the Company during the years ended December 31, 2014 and 2013.  Due to regulatory restrictions applicable to the Company due to its ownership of BankAtlantic and as a result of contractual restriction associated with the Company’s election in February 2009 to commence the deferral of interest payments on the TruPS obligations, the Company was restricted from paying dividends to its shareholders during the 2009, 2010 and 2011 fiscal years.  As a result of the deregistration of the Company with the Federal Reserve as a savings bank holding company effective July 31, 2012 and the assumption of the TruPS by BB&T upon consummation of the BB&T Transaction, the Company is no longer subject to restrictions on paying dividends to its shareholders.  While, the Company currently expects to continue to utilize its available cash to pursue opportunities in accordance with its business strategies, it may consider the payment of dividends in the future depending upon its results of operations, liquidity needs and other factors.

The following table lists all securities authorized for issuance under the Company’s equity compensation plans at December 31, 2014:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation plans
	be issued upon exercise	exercise price of	excluding outstanding
Plan category	of outstanding options	outstanding options	options
Equity compensation plans
approved by security holders	15,481	$289.17	588,437

Total	15,481	$289.17	588,437

Shareholder Return Performance Graph

Set forth below is a graph comparing the cumulative total returns (assuming reinvestment of dividends) for the Class A common stock, the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 500 Small-Cap Stock Index and assumes $100 is invested on December 31, 2009.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Standard and Poor's 500 Stock Index	100.00	112.78	112.78	127.90	165.76	184.64
Standard and Poor's Small-Cap Stock Index	100.00	125.13	124.82	142.73	199.43	208.44
BBX Capital Corporation	100.00	88.46	52.00	103.08	240.00	253.08

Total Return Performance Graph
Standard and Poor's 500 Stock Index
BBX Capital Corporation
Standard and Poor's Small-Cap Stock Index
Index Value
300
250
200
150
100
50
-
12/31/2009
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014

We have been repositioning our business since the sale of BankAtlantic, and the Company is not able to identify a group of peer companies or industry or line-of-business index which it believes is comparable to the Company and its current operations.  Accordingly, we selected the Standard and Poor’s Small-Cap Stock Index based on the Company’s market capitalization.

The performance graph should not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of BBX Capital under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

(In thousands except share	For the Years Ended December 31,
and per share data)	2014	2013	2012	2011	2010
Income Statement
Total revenues	$92,645	48,658	33,285	45,682	48,355
Total costs and expenses	116,305	53,596	68,169	72,134	84,960
Equity earnings in Woodbridge Holdings, LLC	25,282	13,461	-	-	-
Equity earnings in unconsolidated real estate
joint ventures	(559)	-	-	-	-
Recoveries from (provision for) loan losses	7,155	43,865	(2,405)	(37,874)	(91,455)
Asset impairments	(7,015)	(4,708)	(9,931)	(14,666)	(5,303)
Income (loss) from continuing operations
before income taxes	1,203	47,680	(47,220)	(78,992)	(133,363)
(Benefit) provision for income taxes	(3,101)	20	(18,744)	(19,480)	127
Income (loss) from continuing operations	4,304	47,660	(28,476)	(59,512)	(133,490)
Discontinued operations, net of tax (4)	-	-	264,238	30,771	(9,760)
Net income (loss)	4,304	47,660	235,762	(28,741)	(143,250)
Less: net loss (income) attributable to
non-controlling interest	391	179	-	(336)	(931)
Net income (loss) attributable to
BBX Capital Corporation	$4,695	47,839	235,762	(29,077)	(144,181)

(In thousands except share and per	For the Years Ended December 31,
share data)	2014	2013	2012	2011	2010
Basic earnings (loss) per share
Continuing operations	$0.29	3.02	(1.81)	(4.21)	(12.04)
Discontinued operations (5)	-	-	16.81	2.17	(0.87)
Basic earnings (loss) per share (5)	$0.29	3.02	15.00	(2.04)	(12.91)
Diluted earnings (loss) per share		-
Continuing operations	$0.28	2.94	(1.81)	(4.21)	(12.04)
Discontinued operations (5)	-	-	16.81	2.17	(0.87)
Diluted earnings (loss) per share	$0.28	2.94	15.00	(2.04)	(12.91)

Per common share data
Cash dividends declared per
common share Class A (1)	$-	-	-	-	-
Cash dividends declared per
common share Class B (1)	-	-	-	-	-
Book value per share (2)	$19.16	18.93	15.24	(1.08)	1.18

(In thousands except share		As of December 31,
and per share data)		2014	2013	2012	2011	2010
Balance Sheet (at year end)
Loans held for sale		$35,423	53,846	24,748	55,601	29,765
Loans receivable, net of allowance for loan losses		26,844	72,226	292,562	2,448,203	3,018,179
Total assets		392,936	431,147	470,703	3,678,119	4,509,433
Deposits		-	-	-	3,280,083	3,893,014
Other borrowings (3)		42,021	99,213	207,178	359,114	514,385
Total equity		311,280	303,566	240,324	(16,926)	14,743
Asset quality ratios
Non-accrual loans, gross of reserves,
as a percent of total loans	%	63.91	69.25	65.73	11.39	11.36
Loan loss allowance as a percent of
non-accrual loans		5.49	5.23	2.71	44.24	44.89
Loan loss allowance as a percent
of total loans		3.64	3.76	1.82	5.31	5.37

1.	Cash dividends declared on common shares divided by income from continuing operations.
2.	The denominator of book value per share was computed by combining the number of Class A and Class B shares outstanding at year end for all periods.
3.

Other borrowings consisted of BB&T’s preferred interest in FAR, notes payable to related parties and notes payable as of December 31, 2014, 2013 and 2012.  Other borrowings were primarily FHLB advances, subordinated debentures, and junior subordinated debentures as of December 31, 2011 and 2010.

4.

Discontinued operations include the results of operations of BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units for each of the years in the three year per period ended December 31, 2012.

5.

During each of the years in the five year period ended December 31, 2014, the Company recorded a deferred tax valuation allowance for its entire net deferred tax asset. During the year ended December 31, 2014, the Company recognized a tax benefit of $3.1 million from the reduction in the deferred tax valuation allowance for taxable temporary differences recognized in connection with the 2014 BBX Sweet Holdings acquisitions.  During the years ended December 31, 2012 and 2011, the Company recognized a tax benefit of $18.7 million and $19.2 million, respectively, from the reduction in the deferred tax asset valuation allowance associated with income from discontinued operations.

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

The Company’s activities subsequent to the consummation of the BB&T Transaction involve the ownership, acquisition, investment and management of joint ventures and investments in real estate and real estate development projects as well as its investments in operating businesses. The Company also manages FAR, including overseeing the management and monetization of FAR’s assets with a view to the repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets.

The Company’s investments in real estate joint ventures generally were arrangements with developers for residential and commercial development projects in which the Company funds its equity investment in joint ventures through cash investments or by contributing real estate properties.

Consolidated Results of Operations

The Company reports its consolidated results of operations in four reportable segments, BBX, FAR, Renin and Sweet Holdings.

The BBX reportable segment consists of the activities associated with CAM’s and BBX Partner’s portfolios of loans receivable, real estate properties, and a BankAtlantic legacy portfolio of previously charged-off loans retained by CAM in the BB&T Transaction. The BBX segment also includes the Company’s investment in Woodbridge and investments in real estate joint ventures.  BBX’s primary business activities relate to:  managing and, where appropriate, monetizing its portfolio of loans receivable; managing and, where appropriate, monetizing or developing its portfolio of real estate properties; maximizing the cash flows from its portfolio of charged-off loans and judgments; and pursuing equity and debt investment opportunities in real estate and operating businesses.

The results of operations of BBX for the years ended December 31, 2012 include the operations of BBX Capital and its subsidiaries other than BankAtlantic and FAR, BankAtlantic’s Commercial Lending reporting unit and all of BankAtlantic’s general corporate overhead.

The FAR reportable segment consists of the activities associated with overseeing the management and monetization of its assets with a view to repayment of BB&T’s preferred interest and maximizing the cash flows of any remaining assets. FAR’s activities began on August 1, 2012.

The Renin reportable segment consists of the activities of Renin, which manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America.  Renin is headquartered in Brampton, Ontario and has two manufacturing, assembly and distribution facilities located in Brampton, Ontario and Tupelo, Mississippi and a sales and distribution office in the United Kingdom.

The Sweet Holdings reportable segment consists of the activities of Sweet Holdings’ acquired companies:  Hoffman’s, Williams & Bennett, Anastasia, Jer’s Chocolates and Helen Grace Chocolates. Revenues of the Sweet Holdings reportable segment are highly seasonal with approximately 40% of total revenues earned in the fourth quarter. It is anticipated that the financial results of the Sweet Holdings reportable segment will vary significantly on a quarterly basis.

Income (loss) from continuing operations from each of the Company’s reportable segments was as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
BBX	$11,884	40,526	(41,297)
FAR	(8,660)	8,133	(5,923)
Renin	(2,044)	(941)	-
Sweet Holdings	23	(38)	-
Income (loss) from continuing
operations before income taxes	1,203	47,680	(47,220)
(Benefit) provision for income taxes	(3,101)	20	(18,744)
Net income (loss) from continuing operations	$4,304	47,660	(28,476)

BBX Reportable Segment

The decline in BBX reportable segment income from continuing operations for the year ended December 31, 2014 compared to the same 2013 period resulted primarily from $24.0 million of lower recoveries from loan losses and a $13.0 million decline in interest income recoveries associated with the repayment of non-accrual loans.  The above declines in income from continuing operations were partially offset by $11.8 million of higher equity earnings from BBX Capital’s investment in Woodbridge.

Recoveries from loan losses and interest income recognized on non-accrual loans were $10.2 million and $1.5 million, respectively, for the year ended December 31, 2014 compared to $34.1 million and $14.5 million during the same 2013 period, respectively.  The significant loan loss recoveries and interest income for the year ended December 31, 2013 relate to a settlement with a borrower which resulted in reversals of previously charged-off commercial loans of $20.1 million and interest income recoveries of $13.6 million.

Equity earnings from BBX Capital’s investment in Woodbridge were $25.3 million for the year ended December 31, 2014 compared to $13.5 million during the same 2013 period.  Equity earnings in Woodbridge from the year ended December 31, 2013 were from the date of the investment (April 2, 2013) through December 31, 2013.

BBX reportable segment improvement in income (loss) from continuing operations for the year ended December 31, 2013 compared to the same 2012 period resulted primarily from significant loan loss recoveries during 2013, equity earnings from BBX Capital’s investment in Woodbridge and lower selling, general and administrative expenses as well as a decline in impairments on loans held-for-sale and real estate.

Selling, general and administrative expenses declined from $48.1 million for the year ended December 31, 2012 to $23.5 million for the same 2013 period.   The decline in expenses was due primarily to the reduction in the BBX segment’s cost structure as a result of the sale of BankAtlantic and the elimination of BankAtlantic’s general corporate overhead, which was included in its entirety during the seven months ended July 31, 2012.  As a consequence, occupancy and employee compensation and benefit expenses were reduced by $11.3 million for the year ended December 31, 2013 compared to the same 2012 period.

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

FAR Reportable Segment

The FAR reportable segment income from continuing operations declined by $16.8 million for the year ended December 31, 2014 compared to the same 2013 period.  The $16.8 million reduction in income from continuing operations resulted primarily from an increase in the provision for loan losses and higher impairments during the year ended December 31, 2014 compared to the same 2013 period.  The above reductions in income from continuing operations during the year ended December 31, 2014 were partially offset by lower operating expenses and a lower priority return on BB&T’s preferred interest in FAR.

For the year ended December 31, 2014, FAR’s provision for loan losses was $3.0 million compared to $9.7 million of recoveries for the year ended December 31, 2013.  During the year ended December 31, 2014, FAR recognized $2.7 million of consumer loan charge-offs resulting from the transfer of performing second-lien consumer loans to loans held-for-sale and $1.7 million of commercial real estate loan charge-offs resulting from updated valuations.  Also during the year ended December 31, 2014, FAR recognized $8.6 million of impairments on two student housing rental facilities in Tallahassee, Florida.  The student housing impairments were partially offset by $1.6 million of loans held-for-sale valuation allowance recoveries mainly due to loan repayments, short sales and updated valuations.  Asset impairments for the year ended December 31, 2013 were $4.5 million.

The lower operating expenses for the year ended December 31, 2014 compared to the same 2013 period primarily reflect a decline in foreclosure expenses and asset servicing fees resulting from a significant decrease in the number of loans and real estate in the portfolios serviced by third parties.  The lower priority return on BB&T’s preferred interest reflects a significant decline in the outstanding balance of BB&T’s preference amount in FAR which was reduced from $68.5 million as of December 31, 2013 to $12.3 million as of December 31, 2014.

The FAR reportable segment improvement in income (loss) from continuing operations for the year ended December 31, 2013 compared to the same 2012 period resulted primarily from loan loss recoveries of $9.7 million and gains on the sales of assets of $3.2 million partially offset by $4.5 million of asset impairments.

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

Renin Reportable Segment

Renin’s loss from continuing operations during the year ended December 31, 2014 included a $0.7 million loss on foreign currency exchange and $0.9 million of costs associated with the consolidation of manufacturing facilities in Canada.  The loss on foreign currency exchange resulted primarily from a devaluation of the Canadian dollar compared to the U.S. dollar during the year ended December 31, 2014.

Renin’s loss from continuing operations for the two months ended December 31, 2013 included $1.0 million of acquisition related costs offset by a $1.0 million bargain purchase gain.  Management believes that it was able to acquire Renin for a bargain purchase gain because Renin Corp. was a distressed company.

Sweet Holdings Reportable Segment

Sweet Holdings income from continuing operations includes a $1.2 million bargain purchase gain from the Helen Grace acquisition.  Management believes that it was able to acquire Helen Grace for a bargain purchase gain because Helen Grace was a division of a larger company that made a strategic decision to divest chocolate manufacturing activities.

Benefit for Income Taxes

The $3.1 million benefit for income taxes represents the reduction in BBX Capital’s deferred tax valuation allowance as a result of the net taxable temporary differences that Sweet Holdings recognized in its 2014 Acquisitions.

Results of Discontinued Operations

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

Income from the Company’s discontinued operations for the year ended December 31, 2012 was as follows (in thousands):

2012
Net interest income	$37,384
Provision for loan losses	(18,383)
Gain on the sale of BankAtlantic	290,642
Non-interest income	37,234
Non-interest expense	(61,634)
Income from discontinued operations
before provision for income taxes	285,243
Provision for income taxes	(21,005)
Income from discontinued operations	$264,238

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

BBX Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the BBX reportable segment (“BBX”) (in thousands):

	For the Years Ended
	Ended December 31,			Change	Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Interest income	$1,515	14,490	18,312	(12,975)	(3,822)
Net gains on sales of assets	3,651	3,525	5,551	126	(2,026)
Income from real estate operations	2,933	2,743	3,798	190	(1,055)
Other revenues	674	1,304	607	(630)	697
Total revenues	8,773	22,062	28,268	(13,289)	(6,206)
Interest expense	815	1,774	9,577	(959)	(7,803)
Real estate operating expenses	3,298	3,681	5,442	(383)	(1,761)
Selling, general and administrative expenses	27,402	23,451	48,074	3,951	(24,623)
Total costs and expenses	31,515	28,906	63,093	2,609	(34,187)
Equity earnings in Woodbridge	25,282	13,461	-	11,821	13,461
Equity loss in unconsolidated joint ventures	(559)	-	-	(559)	-
Recoveries from loan losses	10,169	34,128	2,163	(23,959)	31,965
Asset impairments	(266)	(219)	(8,635)	(47)	8,416
Income (loss) before income taxes	11,884	40,526	(41,297)	(28,642)	81,823
Benefit for income taxes	-	-	(16,393)	-	16,393
BBX segment income	$11,884	40,526	(24,904)	(28,642)	65,430

Interest Income

The interest income during 2014 was mainly interest income recognized on a cash basis from non-accrual loans as well as $0.2 million of interest income recognized on advances to Sweet Holdings.  The interest income from Sweet Holdings was eliminated in consolidation.

The interest income during 2013 consisted primarily of $13.6 million of interest income recovered in connection with the repayment of non-accrual loans pursuant to a settlement agreement with respect to litigation between CAM and Daniel S. Catalfumo and certain members of his family and affiliated entities described below.  The remaining interest income recognized during 2013 was interest income recognized on a cash basis from non-accrual loans.

The interest income during 2012 includes the interest income earned on $297 million of BankAtlantic’s commercial loans acquired by BB&T for the seven months ended July 31, 2012 and the interest income earned on $223.8 million of BankAtlantic’s commercial loans that were transferred to FAR in connection with the sale of BankAtlantic in the BB&T Transaction as of July 31, 2012.

Net gains on the sales of assets

The net gains on the sales of assets during the years ended December 31, 2014, 2013 and 2012 were primarily gains on the sales of real estate properties.

Included in net gains on the sales of assets during the year ended December  31, 2014 was a $2.5 million gain on the sale of one property.

Included in net gains on the sales of assets during the year ended December 31, 2013 was a $1.5 million gain from the sale of rental property, a $1.0 million gain on the sale of a storage facility and a $0.6 million gain on the sale of a held-for-sale commercial real estate loan.

The net gains on the sales of assets during the year ended December 31, 2012 primarily represents the sale of two BankAtlantic properties retained by BBX in the BB&T Transaction for a $5.6 million gain.  The properties were acquired by BankAtlantic for branch and back office facilities expansion.

Income from Real Estate Operations

Income from real estate operations consists primarily of rental income from foreclosed properties.  The increase in income from real estate operations during the year ended December 31, 2014 reflects an increase in the number of income producing foreclosed properties which resulted in higher rental income during 2014 compared to 2013.  The decrease in real estate revenue during the year ended December 31, 2013 compared to the 2012 year reflects sales of rental properties during 2013.

Other revenues

Other revenues during the year ended December 31, 2014 consisted of $0.4 million of office facilities revenues from BFC and $0.2 million management fees from Sweet Holdings. The Sweet Holdings management fees were eliminated in consolidation.

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

Interest expense

Interest expense for the year ended December 31, 2014 resulted from $0.6 million of interest expense recognized on the Woodbridge promissory note and $0.2 million of interest expense recognized on the Florida Community Bank mortgage.  The $8.3 million Florida Community Bank mortgage was assumed by the Hialeah Communities joint venture in June 2014.

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

Interest expense for the years ended December 31, 2012 relates to interest expense recognized on the TruPS assumed by BB&T upon consummation of the BB&T Transaction.

Real Estate Operating Expenses

Real estate operating expenses for the years ended December 31, 2014, 2013 and 2012 represent real estate taxes, insurance and holding costs associated with real estate acquired through foreclosure.  The decline in real estate operating expenses for the year ended December 31, 2014 compared to 2013 resulted primarily from lower real estate taxes associated with properties transferred to real estate joint ventures.

Selling, general and administrative expenses (“SG&A”) consisted of the following (in thousands):

	For the Years Ended			Change	Change
	December 31,			2014 vs	2013 vs
	2014	2013	2012	2013	2012
Employee compensation and benefits	$15,358	14,231	21,920	1,127	(7,689)
Occupancy and equipment	1,075	992	4,622	83	(3,630)
Professional fees	7,883	6,226	14,733	1,657	(8,507)
Other	3,086	2,002	6,799	1,084	(4,797)
Total selling, general and administrative expenses	$27,402	23,451	48,074	3,951	(24,623)

BankAtlantic’s general corporate overhead was included in its entirety in BBX’s selling, general and administrative expense for the seven months ended December 31, 2012.  BBX’s cost structure significantly changed as a result of the reduction in general overhead associated with the consummation of the BB&T Transaction.

Employee Compensation and Benefits

The increase in employee compensation and benefits expense during the year ended December 31, 2014 compared to 2013 resulted primarily from a $1.2 million increase in share based compensation resulting primarily from the granting of 430,000 and 396,082 shares of Class A restricted common stock in October 2013 and 2014, respectively.

The decrease in employee compensation and benefits expense during the year ended December 31, 2013 compared to 2012 was due primarily to the reduction in BBX’s cost structure as a result of the sale of BankAtlantic.

Occupancy and Equipment

The significant decline in occupancy and equipment expense during the year ended December 31, 2013 compared to 2012 was due primarily to the relocation of the Company’s corporate headquarters and the elimination of BankAtlantic’s general corporate overhead.

Professional fees

The increase in professional fees during the year ended December 31, 2014 compared to 2013 resulted primarily from higher legal and consulting fees associated with the termination of the merger agreement with BFC and the SEC civil action.  The SEC civil action trial commenced on November 3, 2014 and lasted six weeks.

The decrease in professional fees during the year ended December 31, 2013 compared to 2012 resulted primarily from legal costs during 2012 associated with litigation instituted by certain TruPS holders and trustees in connection with the BB&T Transaction which was resolved during 2012.

Other

The increase in other expenses for the year ended December 31, 2014 compared to 2013 resulted primarily from $0.6 million of acquisition related costs incurred in connection with the BBX Sweet Holdings acquisitions.

The decline in other expenses during the year ended December 31, 2013 compared to 2012 resulted from lower operating expenses associated with the sale of BankAtlantic.

Asset Impairments

Asset impairments during the year ended December 31, 2014 reflect valuation allowance adjustments on real estate.

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

(Recoveries from) provision for loan losses

Changes in the allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
Allowance for Loan Losses:	2014	2013	2012	2011	2010
Balance, beginning of period	$954	1,309	129,887	162,139	187,218
Charge-offs :
Commercial real estate	-	(913)	(54,189)	(43,266)	(107,994)
Commercial non-real estate	(1,939)	-	(15,667)	(8,205)	(996)
Discontinued operations	-	-	(22,699)	(60,278)	(65,661)
Total Charge-offs	(1,939)	(913)	(92,555)	(111,749)	(174,651)
Recoveries
Commercial real estate	11,032	24,753	3,882	1,272	1,661
Commercial non-real estate	122	9,933	893	1,140	716
Discontinued operations	-	-	4,474	5,447	2,834
Total recoveries	11,154	34,686	9,249	7,859	5,211
Net recoveries (charge-offs)	9,215	33,773	(83,306)	(103,890)	(169,440)
(Recovery from) provision
for loan losses	(10,169)	(34,128)	(2,163)	37,874	91,455
Transfer of allowance for
loan losses to FAR	-	-	(6,691)	-	-
Transfers to held-for-sale	-	-	(48,645)	-	-
Discontinued operations
provision	-	-	12,227	33,764	52,906
Balance, end of period	$-	954	1,309	129,887	162,139

Discontinued operations represents the activity in the allowance for loan losses associated with the Community Banking and Capital Services reporting units.

The commercial non-real estate loan charge-off during the year ended December 31, 2014 related to one commercial non-mortgage business loan.

The commercial real estate charge-offs during the year ended December 31, 2013 related to three commercial real estate loans. Two of the loans were charged down $0.5 million in the aggregate due to updated valuations and the other loan was charged down by $0.4 million in connection with a short sale.

Commercial real estate loan charge-offs during the year ended December 31, 2012 included $46.7 million of charge-offs related to previously established specific valuation allowances.  BBX charged-off specific valuation allowances on collateral dependent loans during the first quarter of 2012 in accordance with OCC guidance.

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

The commercial real estate and non-real estate loan recoveries during the year ended December 31, 2014 resulted primarily from $6.1 million of cash collected on certain previously charged-off loans and related judgments which were transferred from BankAtlantic to CAM in connection with the BB&T Transaction, $1.6 million of recoveries from non-accrual loan payoffs,  $1.4 million of property tax refunds on a charged off commercial land loan and a $1.9 million recovery from the transfer of a commercial land loan to real estate held-for-investment.

The commercial real estate and non-real estate loan recoveries during the year ended December 31, 2013 relate primarily to the repayment of non-accrual loans pursuant to the Catalfumo settlement agreement which resulted in reversals of previously charged-off commercial real estate and commercial non-real estate loans of $10.2 million and $9.9 million, respectively.  Additionally, CAM foreclosed on a residential commercial real estate property resulting in an $11.0 million recovery as the fair value of the collateral based on an updated valuation was greater than the recorded investment of the loan.  The remaining recoveries during the year ended December 31, 2013 resulted primarily from cash collected on certain previously charged-off loans and related judgments and recoveries from foreclosures as the fair value of the underlying collateral less cost to sell was greater than the recorded investment on certain loans.

The commercial real estate loan recoveries during the years ended December 31, 2012 resulted primarily from foreclosures as the fair value of the properties less cost to sell was higher than the recorded investment in the loans reflecting what management believed to be improvements in property valuations subsequent to the charge down of the foreclosed loans.

Loans with a recorded investment of $1.9 billion were transferred to assets held-for-sale as of March 31, 2012 as those loans were anticipated to be transferred to BB&T upon the sale of BankAtlantic in the BB&T Transaction.  The allowance for loan losses as of March 31, 2012 associated with these commercial loans was $48.6 million and was included in the above table for the year ended December 31, 2012.

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

	December 31, 2014			December 31, 2013			December 31, 2012
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans
Commercial non-mortgage	$-	-	16.85%	$954	28.64%	19.58%	$1,309	19.73%	12.15%
Commercial real estate	-	-	83.15	-	-	80.42	-	-	87.85
Discontinued operations	-	-	-	-	-	-	-	-	-
Total allowance for loan losses	$-	-	100.00	$954	5.61	100.00	$1,309	5.04	100.00

	December 31, 2011			December 31, 2010
		ALL	Loans		ALL	Loans
		to gross	by		to gross	by
	ALL	loans	category	ALL	ALL	Loans
	by	in each	to gross	by	to gross	by
	category	category	loans	ALL	loans	category
Commercial non-mortgage	$17,192	14.55%	4.59%	$10,786	7.95%	4.27%
Commercial real estate	66,269	9.74	26.42	83,859	9.37	28.15
Discontinued operations	46,426	2.61	68.99	67,494	3.14	67.58
Total allowance for loan losses	$129,887	5.04	100.00	$162,139	5.10	100.00

Included in the allowance for loan losses in the above table were specific valuation allowances as follows (in thousands):

	December 31,
	2014	2013	2012	2011	2010
Commercial non-real estate	$-	954	784	15,408	9,850
Commercial real estate	-	-	-	52,582	62,986
Discontinued operations	-	-	-	9,257	16,761
Total	$-	954	784	77,247	89,597

The allowance for loan losses at December 31, 2013 consisted primarily of specific valuation allowances on two commercial non-real estate loans with an aggregate recorded investment of $3.0 million.  As of December 31, 2014, there was no allowance for loan losses assigned to the $7.9 million balance of BBX’s loans receivable as the loans are collateral dependent and were charged down to the fair value of the collateral less cost to sell.

The decrease in the allowance for loan losses at December  31, 2012 compared to the prior periods resulted primarily from the charge-off of specific valuation allowances on collateral dependent loans as well as from the transfer of $1.8 billion of loans and $46.3 million of related allowance for loan losses to BB&T in connection with the sale of BankAtlantic.  The reduction in allowance for loan losses to gross loans in each category also reflects the charge-off of $65.7 million of the specific valuation allowances and the fact that a higher percentage of the loans which were retained by the Company in the BB&T Transaction were non-performing and/or collateral dependent.  An allowance for loan losses was not established for those collateral dependent loans as these loans were instead charged-down to the fair value of the collateral less cost to sell.  The specific valuation allowance as of December  31, 2012 reflects impaired loans measured based on the present value of expected cash flows discounted at the loan’s effective interest rate.

At the indicated dates, BBXs non-accrual loans, loans contractually past due 90 days or more and still accruing and troubled debt restructured loans were as follows (in thousands):

		As of December 31,
		2014	2013	2012	2011	2010
NON-ACCRUAL LOANS
Commercial real estate		$4,433	11,526	45,784	177,390	228,343
Commercial non-mortgage		1,326	3,331	3,362	20,120	17,659
Discontinued operations		-	-	-	96,075	115,173
Total non-accrual loans		5,759	14,857	49,146	293,585	361,175
Total non-accrual loans as
a percentage of:
Total assets	%	2.40	6.30	28.13	7.98	8.01
Loans	%	73.17	87.35	95.68	11.39	11.36

TOTAL ASSETS		$240,206	235,841	174,691	3,678,119	4,509,433
TOTAL LOANS		7,871	17,009	51,364	2,578,096	3,180,317
Allowance for loan losses		$-	954	1,309	129,887	162,139
OTHER ACCRUING IMPAIRED
LOANS
Contractually past due 90 days
or more (1)		$-	-	-	80	-
Performing impaired loans (2)		-	-	-	-	11,880
Troubled debt restructured loans		-	-	-	116,954	96,006
TOTAL OTHER ACCRUING
IMPAIRED LOANS		$-	-	-	117,034	107,886

LOANS HELD-FOR-SALE		$-	-	4,696	55,602	29,766

(1)	The borrowers continue to make payments under the matured loan agreement or the loan had sufficient collateral to prevent loss.
(2)

BBX believed that it would ultimately collect the principal and interest associated with these loans; however, the timing of the payments may not have been in accordance with the contractual terms of the loan agreement.

Troubled debt restructured loans by loan type were as follows (in thousands):

	As of December 31,
	2014		2013		2012
	Non-accrual	Accruing	Non-accrual	Accruing	Non-accrual	Accruing
Total	$5,759	-	6,865	-	10,632	-
Held-for-sale	$-	-	-	-	304	-

The reduction in non-accrual loans as of December 31, 2014 compared to December 31, 2013 resulted primarily from a $3.3 million loan payoff, the foreclosure of a loan with an carrying value of $2.7 million,  $1.7 million of principal payments and a $1.9 million charge-off on a commercial non-mortgage loan.

The reduction in non-performing loans as of December 31, 2013 compared to December 31, 2012 resulted primarily from the foreclosure of four properties with an aggregate loan recorded investment of $35.1 million as of December 31, 2012. BBX’s loans as of December 31, 2013 were generally collateral dependent loans and in the process of foreclosure.

The following table shows BBX’s real estate held-for-sale and real estate held-for-investment grouped by the following classifications (in thousands):

	As of December 31,
	2014	2013
Real estate held-for-investment:
Land	$56,461	75,333
Rental properties	-	15,705
Other	789	789
Total real estate held-for-investment	$57,250	91,827

Real estate held-for-sale:
Land	$27,661	10,307
Rental properties	-	-
Residential single-family	327	-
Total real estate held-for-sale	$27,988	10,307
Total Real Estate	$85,238	102,134

Management segregated its real estate portfolio into real estate held-for-sale and real estate held-for-investment. Real estate held-for-sale are properties that were available for immediate sale in their present condition and real estate held-for-investment are properties that are not available for immediate sale as BBX is generally holding these properties to enhance the sales proceeds through renovations, management pursing joint venture opportunities, potential development, or management’s decision to retain the property in anticipation of appreciation in market value in subsequent periods.  Management, at its discretion, may transfer real estate held-for-investment to real estate held-for-sale when the property is available for immediate sale in its present condition.

Land parcels with an aggregate carrying value of $8.1 million were transferred from real estate held-for-investment to real estate held-for-sale during the year ended December 31, 2014 based on improving real estate market conditions in the area where the properties were located.  In addition, BBX sub-divided property owned in the proposed Bonterra Communities (formerly Hialeah Communities) into three parcels.   One of the parcels with a carrying value of $13.9 million was transferred to real estate held-for-sale from real estate held-for-investment –

Land upon the execution of an asset purchase agreement with a third party developer. Another land parcel in the Bonterra project with a carrying value of $11.5 million was transferred to the Hialeah Communities joint venture as an initial capital contribution.  Also, BBX foreclosed on land with a carrying value of $4.6 million during the year ended December 31, 2014 and purchased land and incurred land development costs aggregating $4.8 million.

The decline in real estate held-for-investment rental properties reflects the contribution of a $4.8 million property to the PGA Design Holdings joint venture for $2.9 million in cash and a 40% interest in the joint venture. In addition, a rental property with a carrying value of $10.8 million was subdivided resulting in a building with a carrying value of $6.1 million was transferred to real estate held-for-sale and land with a $4.7 million carrying value transferred to land held-for-investment during the year ended December 31, 2014.

The increase in real estate held-for-sale primarily resulted from the transfer of real estate held-for-investment to real estate held-for-sale, and the purchase of $2.3 million of properties.  The above increases in real estate held-for-sale were partially offset by $12.3 million of real estate sales.

FAR Reportable Segment Results of Operations

FAR commenced operations on August 1, 2012. The following table is a condensed income statement summarizing the results of operations of the FAR reportable segment (“FAR”) for the year ended December 31, 2014, and 2013 and from August 1, 2012 through December 31, 2012 (in thousands):

			From
			Inception
	For the Year Ended		Through
	December 31,			Change	Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Interest income	$3,907	9,847	3,610	(5,940)	6,237
Net gains on sales of assets	1,876	3,203	1,136	(1,327)	2,067
Income from real estate operations	2,583	1,418	389	1,165	1,029
Other	1,859	2,071	-	(212)	2,071
Total revenues	10,225	16,539	5,135	(6,314)	11,404
BB&T's priority return in FAR distributions	775	3,397	2,467	(2,622)	930
Real estate operating expenses	2,998	2,126	454	872	1,672
Selling, general and administrative expenses	5,349	8,131	2,273	(2,782)	5,858
Total costs and expenses	9,122	13,654	5,194	(4,532)	8,460
(Provision for) recoveries from loan losses	(3,014)	9,737	(4,568)	(12,751)	14,305
Asset impairments	(6,749)	(4,489)	(1,296)	(2,260)	(3,193)
(Loss) income from continuing operations
before income taxes	(8,660)	8,133	(5,923)	(16,793)	14,056
(Benefit) provision for income taxes	-	20	(2,351)	(20)	2,371
Net (loss) income	$(8,660)	8,113	(3,572)	(16,773)	11,685

Interest Income

The decline in interest income for the year ended December 31, 2014 compared to 2013 reflects lower accruing loan balances due primarily to loan repayments and loan sales. Accruing loans declined from $115.1 million as of December 31, 2012 to $16.1 million at December 31, 2014.

FAR’s interest income for the year ended December 31, 2014 resulted primarily from $1.7 million and $0.9 million of commercial and residential loan interest income, respectively.  The remaining interest income was from the small business, consumer and tax certificate portfolios in the amount of $0.7 million, $0.4 million and $0.2 million, respectively.

FAR’s interest income for the year ended December 31, 2013 resulted primarily from $7.1 million and $1.2 million of commercial and residential loan interest income, respectively.  The remaining interest income was from the small business, consumer and tax certificate portfolios in the amount of $0.9 million, $0.5 million and $0.1 million, respectively.  Included in commercial loan interest income were recoveries of $1.9 million from the payoff of two nonaccrual loans.

FAR’s interest income during the five months ended December 31, 2012 resulted primarily from $2.9 million of commercial loan interest income with the balance from small business, consumer and residential loans.

Net gains on the sales of assets

The gains on sales of assets for the year ended December  31, 2014 resulted from the sale of first lien consumer and residential loans for a $0.6 million gain as well as $1.3 million of net gains on sales of various real estate properties.

Net gains on sales of assets during the year ended December 31, 2013 included $0.9 million of gains associated with the sale of tax certificates and a $1.0 million gain on the sale of a storage facility included in property and equipment.  The remaining gains on sales of assets were associated with gains from the sales of real estate properties.

Net gains on sales of assets during the five month period ended December 31, 2012 represents the gain on the sale of a $4.6 million loan.

Income from Real Estate Operations

Income from real estate operations during the years ended December 31, 2014, 2013 and the 2012 five month period consisted primarily of rental income from non-residential commercial properties.

The income from real estate operations for the years ended December 31, 2014 and 2013 resulted primarily from two student housing facilities that FAR acquired through settlements with borrowers in September 2013 and January 2014

Other Revenues

Other revenues for the year ended December 31, 2014 consisted mainly of $1.2 million of rental income from a public storage operating facility that was acquired through foreclosure in April 2013 and $0.6 million of income associated with a foreclosed loan.

Other revenues during the year ended December 31, 2013 included $0.9 million of other revenues from loan transfers to real estate and $0.7 million of rental income from the public storage operating facilities acquired in April 2013.

Priority return in FAR distributions

Priority return in FAR distributions during the year ended December 31, 2014 and 2013 and the five months ended December 31, 2012 represents the priority return associated with the preferred membership interests in FAR. BBX’s 5% share of the priority distribution of $39,000, $170,000 and $118,000 were eliminated in consolidation, respectively.  The priority return is LIBOR + 200 basis points per annum on the unpaid preferred membership interest preference amount.  The preferred membership interest preference amount was reduced from $300 million as of August 1, 2012 to $72.1 million as of December 31, 2013 to $13.0 million as of December 31, 2014.  FAR utilized cash receipts primarily from loan repayments and the sales of assets to repay the preference amount and fund the priority return.  As of December 31, 2014, BB&T and BBX’s preferred membership interest preference amount in FAR was $12.3 million and $0.7 million, respectively, compared to $196.9 million and $10.3 million, respectively, as of December 31, 2012.

Selling, general and administrative expenses consisted of the following (in thousands):

			From
			Inception
	For the Year Ended		Through
	December 31,			Change	Change
	2014	2013	2012	2014 vs 2013	2013 vs 2012
Employee compensation and benefits	$593	206	-	387	206
Occupancy and equipment	988	698	-	290	698
Professional fees	695	946	488	(251)	458
Other	705	830	-	(125)	830
Asset servicing expenses	1,630	2,631	622	(1,001)	2,009
Foreclosure expenses	738	2,820	1,163	(2,082)	1,657
Total selling, general and administrative expenses	$5,349	8,131	2,273	(2,782)	5,858

Employee compensation and benefits as well as occupancy and equipment and other expenses for the year ended December 31, 2014 and 2013 relate primarily to the operations of a public storage rental facility that was acquired through foreclosure in April 2013.  The higher employee compensation and benefits and the lower other expenses during 2014 reflect the management of the storage facility by a third party management company through October 31, 2013.

Professional fees for the year ended December 31, 2014 and 2013 and the five months ended December 31, 2012 consisted primarily of legal fees in connection with foreclosure and loan collection activities.  Professional fees also include the pursuit of deficiency judgments on charged off loans.  The decline in professional fees for the year ended December 31, 2014 compared to 2013 reflects a significant decrease in the number of loans in the portfolio.

Asset servicing expenses for the years ended December 31, 2014 and 2013 and the five months ended December 31, 2012 were fees to third party management companies who service FAR’s loans and real estate.  The significant decline in asset servicing costs reflects loan repayments and sales, real estate liquidations and the  renegotiation of the servicing contract at lower rates as well as the transferring of servicing of FAR’s commercial loans and real estate from the third party servicer to CAM.  FAR had $130.7 million of loans and real estate serviced by third parties as of December 31, 2013 compared to $43.1 million as of December 31, 2014.

Foreclosure expenses consisted primarily of real estate taxes on delinquent collateral dependent loans in foreclosure. The significant decline in foreclosure expense for the year ended December 31, 2014 compared to 2013 reflects $0.8 million of bankruptcy trustee and accounting fees associated with the foreclosure of two related properties during 2013 and a decision to pay delinquent real estate taxes on residential loans during 2013.

Asset Impairments

Asset impairments for year ended December 31, 2014 resulted primarily from $8.6 million of impairments on two student housing rental facilities in Tallahassee, Florida.  The impairments reflect a decline in occupancy rates and rents per unit.  The student housing impairments were partially offset by $1.6 million of loans held-for-sale valuation allowance recoveries mainly due to loan repayments, short sales and updated valuations.

Asset impairments during the year ended December 31, 2013 consisted of $2.7 million of net impairments on real estate due to updated valuations, a $1.6 million increase in the loans held-for-sale valuation allowance and a $0.2 million increase in the provision for tax certificate losses.  The real estate impairments resulted primarily from a $2.0 million impairment on an office warehouse property based on an updated valuation. The increase in the valuation allowance for loans held-for-sale resulted from a decline in small business loan valuations.

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

The activity in the allowance for loan losses during the years ended December 31, 2014, December 31, 2013 and the five month period ended December 31, 2012 was as follows (in thousands):

			From Inception
	For the Years Ended		Through
	December 31,
Allowance for Loan Losses:	2014	2013	2012
Balance, beginning of period	$1,759	4,002	6,691
Charge-offs :
Commercial non-real estate	-	-	(3,570)
Commercial real estate	(1,900)	(3,063)	(1,497)
Small business	-	-	(1,524)
Consumer	(3,345)	(2,516)	(2,280)
Residential	(5)	(4,375)	(1,939)
Total Charge-offs	(5,250)	(9,954)	(10,810)
Recoveries of loans previously charged-off	1,454	17,448	3,553
Net (charge-offs) recoveries	(3,796)	7,494	(7,257)
(Recoveries) provision for loan losses	3,014	(9,737)	4,568
Balance, end of period	$977	1,759	4,002

The transfer of the loans to FAR under the BB&T Transaction was accounted for at historical cost as it was a transaction between entities under common control.  The allowance for loan losses associated with the transferred loans was $6.7 million at the transfer date (August 1, 2012).

Commercial real estate charge-offs during the year ended December 31, 2014 related primarily to updated valuations on collateral dependent loans.

Consumer loan charge-offs reflect $2.7 million of charge-offs associated with the transfer of performing second lien consumer loans to loans held-for-sale and $0.7 million of charge-offs due to initial charge downs on loans past due greater than 120 days and first lien foreclosures.

The recoveries on loans previously charged off reflect $0.8 million of consumer loan recoveries including one loan with a $0.7 million recovery.  The remaining recoveries were from principal payments upon the sale of charged off properties and payments on non-accrual loans.

Commercial real estate charge-offs during the year ended December 31, 2013 related primarily to updated valuations on collateral dependent loans.  Consumer and residential loan charge-offs mainly reflect the $3.3 million and $0.7 million of charge-offs on residential and consumer loans, respectively, upon the transfer of the loans to loans held-for-sale.  The remaining charge-offs reflect updated valuations on non-accrual loans and initial charge downs on loans past due greater than 120 days.

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

Commercial non-real estate charge-offs during the year ended December 31, 2012 related primarily to asset backed loans where the borrower ceased business operations and the inventory and/or accounts receivables were liquidated for less than the recorded investment of the loans.  The commercial real estate charge-offs were primarily the result of updated valuations on collateral dependent loans.  Small business charge-offs related largely to the valuation of the entire small business loan portfolio upon the transfer of the portfolio to loans held-for-sale.  Consumer and residential loan charge-offs mainly reflect updated valuations on loans past due greater than 120 days and an increase in utilization of short sales.  The recoveries of loans previously charged-off resulted primarily from loan short sales where the principal repayments received in connection with the sale of the property were greater than the recorded investment of the loans and from foreclosed loans where the fair value of the collateral less cost to sell was greater than the recorded investment of the loans.

The composition of FAR’s loans receivable at the indicated dates was as follows (in thousands):

		As of
		December 31,			August 1,
		2014	2013	2012	2012
NON-ACCRUAL LOANS
Residential		$-	53	44,622	38,493
Commercial real estate		10,031	34,014	94,167	87,239
Commercial non-mortgage		-	-	-	1,138
Small business		-	-	-	3,352
Consumer		1,990	2,972	7,859	8,552
Total non-accrual loans (1)		$12,021	37,039	146,648	138,774
Total non-accrual loans as
a percentage of:
Total assets	%	12.39	22.30	49.54	35.12
Total loans	%	60.26	63.94	59.49	47.20
TOTAL ASSETS		$97,024	166,114	296,012	395,136
TOTAL LOANS		$19,950	57,930	246,510	294,027
Allowance for loan losses		$977	1,759	4,002	6,691
OTHER ACCRUING IMPAIRED
LOANS
Troubled debt restructured loans		$456	5,112	43,519	71,942
LOANS HELD-FOR-SALE		$35,422	53,846	20,052	35,035

(1)  Includes $8.9 million, $30.5 million, $88.6 million and $80.7 million of troubled debt restructured loans as of December 31, 2014, December 31, 2013, December 31, 2012 and August 1, 2012.

The significant decline in residential loans as of December 31, 2013 compared to December 31, 2012 resulted primarily from the transfer of $34.3 million of residential loans to loans held-for-sale as of December 31, 2013.  The remaining reduction reflects the liquidation of non-accrual residential loans through short sales and loan foreclosures.

The decline in commercial real estate non-accrual loans from December 31, 2014 compared to December 31, 2013 resulted primarily from the foreclosure of a $10.9 million student housing facility in Tallahassee, Florida and the payoff of three non-accrual loans with an aggregate balance of $9.7 million.

The decline in commercial real estate non-accrual loans as of December 31, 2013 compared to December 31, 2012 resulted primarily from loan payoffs and foreclosures of $28.2 million and $33.7 million, respectively.

The increase in commercial real estate non-accrual loans during the five months ended December 31, 2012 resulted primarily from two student housing loans with an aggregate recorded investment of $21.9 million transferring to non-accrual during the five month period, partially offset by a $4.6 million pay-down of a commercial land loan and commercial real estate loan foreclosures.

The reduction in non-accrual commercial non-mortgage loans from August 1, 2012 resulted from the charge-off of an asset-based loan as a result of the borrower ceasing business operations.

The decline in consumer non-accrual loans as of December 31, 2014 compared to December 31, 2013 primarily resulted from charge-offs and principal repayments.

The decline in consumer non-accrual loans as of December 31, 2013 compared to December 31, 2012 reflects the transfer of $2.7 million of first lien consumer loans to loans held-for-sale.  The remaining reduction in consumer loan balances was mainly due to charge-offs and secondarily to loan repayments.

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

FAR’s troubled debt restructured loans by loan type were as follows (in thousands):

	As of December 31,						As of August 1,
	2014		2013		2012		2012
	Non-accrual	Accruing	Non-accrual	Accruing	Non-accrual	Accruing	Non-accrual	Accruing
Commercial	$8,558	-	29,597	-	81,603	31,633	75,689	54,504
Small business	-	-	-	-	-	-	1,637	5,733
Consumer	316	456	857	5,112	1,438	8,191	1,577	9,833
Residential	-	-	29	-	5,525	3,695	1,838	1,872
Total	$8,874	456	30,483	5,112	88,566	43,519	80,741	71,942
Held-for-sale	$1,825	7,466	7,531	5,408	3,406	4,881	24,549	-

FAR’s accruing troubled debt restructured loans (“TDR”) at December 31, 2014, 2013, 2012 and August 1, 2012 consisted of loans where the borrowers were in compliance with the loan’s modified terms.  The decline in non-accrual TDR commercial loans as of December 31, 2014 compared to December 31, 2013 resulted from loan foreclosures and payoffs. The decline in accruing TDR commercial loans as of December 31, 2013 compared to December 31, 2012 resulted from loan payoffs.  The decline in consumer TDR accruing loans as of December 31, 2014 compared to December 31, 2013 resulted primarily from the transfer of current second lien consumer loans to loans held-for-sale.  The decline in small business, residential and consumer TDR accruing loans as of December 31, 2013 compared to December 31, 2012 resulted mainly from loans transferring to loans held-for-sale.

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

	December 31, 2014			December 31, 2013			December 31, 2012
		ALL	Loans		ALL	Loans		ALL	Loans
		to gross	by		to gross	by		to gross	by
	ALL	loans	category	ALL	loans	category	ALL	loans	category
	by	in each	to gross	by	in each	to gross	by	in each	to gross
	category	category	loans	category	category	loans	category	category	loans
Commercial non-real estate	$-	-%	-%	$-	-%	-	$427	7.95%	2.20%
Commercial real estate	107	0.61	88.44	227	0.46	85.03	2,207	1.33	68.31
Small business	-	-	-	-	-	-	-	-	-
Residential real estate	-	-	-	-	-	0.09	107	0.20	22.54
Consumer	870	37.73	11.56	1,532	17.78	14.88	1,261	7.46	6.95
Total allowance for loan losses	$977	4.90%	100.00%	$1,759	3.04%	100.00%	4,002	1.65%	100.00%

				August 1, 2012
					ALL	Loans
					to gross	by
				ALL	loans	category
				by	in each	to gross
				category	category	loans
Commercial non-real estate				$706	3.05%	7.65%
Commercial real estate				4,224	2.12	66.10
Small business				1,115	5.15	7.17
Residential real estate				239	0.63	12.51
Consumer				407	2.05	6.57
Total allowance for loan losses				$6,691	2.22%	100.00%

The decline in the allowance for loan losses for consumer loans as of December 31, 2014 compared to December 31, 2013 resulted primarily from the transfer of current second-lien consumer loans to loans held-for-sale.

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

The decline in the allowance for loan losses for commercial non-real estate loans as of December 31, 2012 compared to August 1, 2012 reflects loan payoffs partially offset by an increase in the allowance to gross loans due to higher historical loss experiences.  The decrease in the residential loan allowance for loan losses resulted primarily from lower outstanding balances and improved loss experience.  The entire small business loan portfolio was transferred to loans held-for-sale in September 2012 and measured at the lower of cost or market value.  Upon transfer, FAR recognized a $1.3 million charge-off and eliminated the small business allowance for loan losses.  The increase in consumer allowance for loan losses reflects higher historical loss experiences during the 2012 five month period and a deterioration of the credit quality in the consumer loan portfolio as evidenced by declining credit scores.

Included in allowance for loan losses in the above table were specific valuation allowances. FAR’s specific valuation allowances by loan type were as follows (in thousands):

	December 31,	December 31,	December 31,	August 1,
	2014	2013	2012	2012
Commercial	$-	-	836	1,207
Small business	-	-	-	790
Total	$-	-	836	1,997

The reduction in the specific valuation allowance as of December 31, 2013 compared to December 31, 2012 was due to loan payoffs.  The reduction in specific valuation allowances as of December 31, 2012 compared to August 1, 2012 resulted primarily from the charge-off of commercial non-mortgage valuation allowances and improved cash flow estimates on loans measured by the present value of discounted cash flows.  The small business valuation allowance was eliminated upon the transfer of the entire portfolio to loans held-for-sale.

The following table shows FAR’s real estate held-for-sale and real estate held-for-investment grouped by the following classifications (in thousands):

	As of December 31,
	2014	2013
Real estate held-for-investment:
Land	$3,895	4,323
Rental properties	14,445	11,186
Total real estate held-for-investment	$18,340	15,509

Real estate held-for-sale:
Land	$5,844	7,961
Rental properties	1,748	6,168
Residential single-family	4,058	6,447
Other	2,095	3,088
Total real estate held-for-sale	$13,745	23,664
Total Real Estate	$32,085	39,173

Total real estate held-for-sale represents properties that are available for immediate sale and management intends to sell the properties in its present condition.  The change in real estate held-for sale balances resulted primarily from property sales.

Land held-for-investment consisted of two properties where management has decided to hold the properties for potential land value appreciation.

Rental properties held-for-investment at December 31, 2014 consisted of two student housing facilities that FAR intends to renovate before sale.  Rental properties held-for-sale at December 31, 2013 consisted of one student housing facility.

Renin Reportable Segment Results of Operations

		For the Year Ended	For the Two Months
(Dollars in thousands)		December 31, 2014	Ended December 31, 2013
Trade sales		$57,839	9,300
Cost of goods sold		(43,888)	(7,227)
Gross margin		13,951	2,073
Interest expense		551	144
Selling, general and administrative expenses		14,729	3,515
Bargain purchase gain		-	(1,001)
Loss on foreign currency exchange		715	356
Total costs and expenses		15,995	3,014
Loss before income taxes		(2,044)	(941)
Provision for income taxes		6	-
Net loss		$(2,050)	(941)
Gross margin percentage	%	24.12	22.29

Renin’s trade sales and gross margin as a percent of trade sales for the year ended December 31, 2014 were consistent with prior quarters during 2014.  The improvement in the gross margin from 22.29% during the two months end December 31, 2013 to 24.12% during the year ended December 31, 2014 reflects the consolidation of the Concord manufacturing facility into the Brampton facility and higher average trade sales volume during the year ended December 31, 2014 compared to the two months ended December 31, 2013.

Renin’s interest expense for the year ended December 31, 2014 includes $0.3 million of interest expense from the Bluegreen notes payable.  Renin refinanced the Bluegreen notes payable with a financial institution in June 2014 at lower interest rates and outstanding balances.  The decline in average notes payable balances resulted from the Company and BFC contributing $2.0 million and $0.5 million of capital, respectively, to repay a portion of the Bluegreen notes payable in connection with the refinancing transaction.

Included in selling, general and administrative expenses during the year ended December 31, 2014 were $0.9 million of costs associated with the consolidation of manufacturing facilities in Canada.  Renin also incurred $0.1 million of acquisition related expenses and $0.2 million of process improvement professional fees during the year ended December 31, 2014.

Included in selling, general and administrative expenses during the two months ended December 31, 2013 were $1.0 million of acquisition related costs incurred in connection with the Renin acquisition.

The $0.7 million loss on foreign currency exchange resulted primarily from the valuation of the Canadian dollar compared to the U.S. dollar during the year ended December 31, 2014.  The Canadian dollar to U.S. dollar exchange rate declined from 94.02 as of December 31, 2013 to 86.20 at December 31, 2014.

Sweet Holdings Reportable Segment Results of Operations

		For the Year Ended	For the One Month
(Dollars in thousands)		December 31, 2014	Ended December 31, 2013
Trade sales		$16,257	966
Cost of goods sold		(10,794)	(633)
Gross margin		5,463	333
Interest expense		440	24
Bargain purchase gain		(1,237)	-
Selling, general and administrative expenses		6,237	347
Total costs and expenses		5,440	371
Income before income taxes		23	(38)
Benefit for income taxes		(3,107)	-
Net income		$3,130	(38)
Gross margin percentage	%	33.60	34.47

Sweet Holdings results of operation for the year ended December 31, 2014 includes the activities of Hoffman’s and Williams and Bennett for the year ended December 31, 2014, and the activities of Jer’s, Helen Grace and Anastasia from their respective dates of acquisition, July 1, 2014, July 21, 2014 and October 1, 2014 through December 31, 2014.

Sweet Holdings results of operations for the year ended December 31, 2013 include the activities of Hoffman’s for the month of December 2013.

Interest expense for the year ended December 31, 2014 represents $0.2 million of interest expense from the $1.6 million Centennial Bank note and interest expense on promissory notes and holdback obligations associated with the Sweet Holdings’ acquisitions. Also included in interest expense was $0.2 million of interest expense on BBX Capital advances to Sweet Holdings.  The interest expense on BBX Capital advances to Sweet Holdings was eliminated in consolidation. The interest expense for the one month ended December 31, 2013 represents interest expense on seller notes payable.

 Sweet Holdings recognized a $1.2 million bargain purchase gain in connection with the Helen Grace acquisition. The bargain purchase gain represents the amount by which the fair value of identifiable net assets acquired exceeded the purchase consideration. Management believes that it was able to acquire Helen Grace for a bargain purchase gain because Helen Grace was a division of a larger company that made a strategic decision to divest chocolate manufacturing activities.

The $3.1 million benefit for income taxes represents the reduction in BBX Capital’s deferred tax valuation allowance as a result of the net taxable temporary differences that Sweet Holdings recognized in its 2014 Acquisitions.

BBX Capital Consolidated Financial Condition

The Company’s total assets as of December 31, 2014 were $392.9 million compared to $431.1 million as of December 31, 2013.  The decline in total assets reflects the utilization of cash proceeds from loan repayments, loan sales and real estate sales to repay BB&T’s preferred interest in FAR. The changes in the components of total assets from December 31, 2013 to December 31, 2014 are summarized below:

•

Increase in cash resulting primarily from the proceeds of $42.3 million of net loan repayments, $42.7 million from the sales of real estate and loans and $31.8 million of dividends received from Woodbridge partially offset by $56.2 million of payments of BB&T’s preferred interest in FAR and $18.9 million of real estate joint venture investments and net cash outflows from the BBX Sweet Holdings acquisitions,

•

Decrease in loans held-for-sale resulting primarily from principal repayments and the sale of $9.5 million of first-lien consumer and  residential loans partially offset by the transfer of $2.3 million of consumer loans to loans to held-for-sale,

•

Lower loans receivable balances reflecting loan repayments, $16.1 million of loans transferring to real estate held-for-investment through foreclosure and $5.1 million of loans transferring to real estate held-for-sale upon foreclosure,

•	Increase in trade receivables due to acquisitions by BBX Sweet Holdings and a $2.2 million increase in Renin trade receivables,
•

Decrease in real estate held-for-investment primarily from $28.0 million of properties transferred to real estate held-for-sale, $8.0 million of write-downs due to updated valuations and $16.4 million of properties contributed to  joint ventures, partially offset by $16.1 million of real estate acquired through foreclosure and $4.8 million of real estate purchases,

•

Increase in real estate held-for-sale primarily from properties transferred from real estate held-for-investment and $5.3 million of real estate acquired through foreclosure, partially offset by  real estate sales of $26.1 million,

•

Increase in investment in real estate joint ventures reflecting  $10.1 million of cash investments in real estate joint ventures and $5.2 million of property contributed to joint ventures in exchange for joint venture membership interests,

•	Lower investment in Woodbridge reflecting $31.8 million of dividends received from Woodbridge partially offset by the recognition of $25.3 million of equity earnings,
•

Increase in properties and equipment reflecting $3.2 million of properties, machinery and equipment acquired in BBX Sweet Holdings acquisitions and $1.4 million of purchases partially offset by $1.5 million of depreciation expense,

•	Increase in inventory resulting primarily from acquisitions by BBX Sweet Holdings,
•	Increase in goodwill and other intangible assets from acquisitions by BBX Sweet Holdings, and
•	Decrease in other asset balances resulting primarily from the seller payment in 2014 of the $1.7 million working capital adjustment under the Renin Transaction.

The Company's total liabilities at December 31, 2014 were $81.7 million compared to $127.6 million at December 31, 2013.  The changes in the components of total liabilities from December 31, 2013 to December 31, 2014 are summarized below:

•	Decrease in BB&T’s preferred interest in FAR reflecting distributions of proceeds from the monetization of FAR’s assets,
•

Decrease in notes payable to related parties associated with  the refinancing of the Bluegreen loan with a third party financial institution as well as the repayment of a $250,000 note issued in connection with the acquisition of Hoffman’s,

•

Increase in notes payable reflecting $8.0 million of borrowings by Renin to refinance the Bluegreen loan, $7.9 million of notes payable issued in connection with BBX Sweet Holdings acquisitions, and a $1.6 million note payable issued by a financial institution for BBX Sweet Holdings working capital, partially offset by the assumption of an $8.3 million mortgage by the Hialeah Communities joint venture,   and

•

Increase in other liabilities due primarily to a $2.8 million advance from the Hialeah Communities joint venture to purchase real estate, an increase in accounts payable in connection with higher inventory balances and an increase in accrued expenses for legal matters.

Liquidity and Capital Resources

The Company’s current assets consisted of cash, inventory and trade receivables aggregating $62.8 million at December 31, 2014. This does not include $5.0 million and $19.0 million of current assets held in FAR and Renin, respectively.  The Company had $20.2 million of current liabilities as of December 31, 2014.  This does not include $1.3 million and $9.2 million of current liabilities of FAR and Renin, respectively.  The Company’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans and sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate and distributions received from FAR and Woodbridge.

The Company expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge. Distributions must be declared by Woodbridge and approved in advance by both BFC and BBX Capital.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, cash flows and business of Bluegreen, as well as restrictions contained in Bluegreen’s debt facilities and the outcome of pending legal proceedings against Bluegreen, including In Re:  Bluegreen Corp. Shareholder Litigation where the plaintiffs in a class action are seeking substantial damages against Bluegreen, Woodbridge and others in connection with the acquisition of Bluegreen’s previously publicly held shares by Woodbridge. As a consequence, the Company may not receive dividends from Woodbridge consistent with prior periods or in the time frames or amounts anticipated, or at all.  The Company also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM and BBX Partners, each of which is wholly-owned by BBX Capital, and distributions from its 5% membership interest in FAR.  The Company also may seek to obtain funds through borrowings or the issuance of equity securities. The Company anticipates utilizing these funds for general corporate purposes, including selling, general and administrative expenses, loan servicing costs, real estate operating expenses, Renin and BBX Sweet Holdings operating expenses and, to the extent of available liquidity, to pursue its business strategy to invest directly or through joint ventures in real estate (which may include acquisition and/or development) and in operating businesses over time as assets are monetized.  BBX Sweet Holdings is actively pursuing other acquisitions in the candy and confections industry. While FAR is consolidated in the Company’s financial statements, the cash held in FAR and generated from its assets will be used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and will generally not be available for distribution to BBX Capital beyond its 5% preferred membership interest until such time as BB&T’s preferred membership interest is fully repaid.  The balance of BB&T’s preferred membership interest in FAR was approximately $12.3 million at December 31, 2014.

On June 11, 2014, Renin entered into a credit agreement with Wells Fargo Capital Finance Corporation (“Wells Fargo”).  Under the terms and conditions of the Credit Agreement, Wells Fargo made a $1.5 million term loan to Renin. The Credit Agreement also includes a revolving advance facility pursuant to which Wells Fargo agreed to make loans to Renin on a revolving basis up to a maximum of approximately $18 million or, if lesser, the Borrowing Base (as defined in the Credit Agreement), subject to Renin’s compliance with the terms and conditions of the Credit Agreement, including certain specific financial covenants as discussed below. Upon execution of the Credit Agreement and funding of the term loan, Wells Fargo also made loans to Renin in the aggregate amount of approximately $6.5 million under the revolving advance facility. The maturity date under the Credit Agreement with respect to the term loan and all loans made pursuant to the revolving advance facility is June 11, 2019. The approximate $8.0 million of financing received by Renin from Wells Fargo, together with pro rata capital contributions to Renin from the Company and BFC of $2.0 million and $0.5 million, respectively, were utilized to repay in full the $10.5 million outstanding balance of the Bluegreen loan to Renin.

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

In October 2014, a wholly-owned subsidiary of BBX Sweet Holdings borrowed $1.7 million from a financial institution in the form of a promissory note for working capital for Hoffman’s.  The note is secured by a mortgage on Hoffman’s manufacturing and retail premises with a carrying value of $2.1 million as of December 31, 2014.  The note bears interest at a fixed rate of 5.25% per annum for the first five years and adjusts to the 5-year US Treasury SWAP Rate in effect on the change date plus 345 basis points for the remaining five year term of the note.  BBX Sweet Holdings and BBX Capital are the guarantors of the note.

A significant source of liquidity is the liquidation of loans and real estate, the contribution of properties to real estate joint ventures and dividends from Woodbridge.  During the year ended December 31, 2014, the proceeds from the liquidation of loans and real estate were approximately $51.8 million and $33.2 million, respectively, proceeds from the contribution of properties to joint ventures were $4.1 million and dividends from Woodbridge were $31.8 million. There is no assurance that we will realize proceeds from these sources in future periods in similar amounts or on similar timeframes.

The Company’s real estate activities include hiring property managers to operate income producing properties, making protective expenditures in an effort to maintain the value of properties and undertaking the zoning and entitlement, development or improvement of properties to position the properties for sale, or potential joint venture arrangements.

The Company’s Contractual Obligations and Off Balance Arrangements as of December 31, 2014 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$12,348	-	-	12,348	-
Operating lease obligation	16,851	2,769	4,874	3,912	5,296
Notes payable to related parties	11,750	-	-	11,750	-
Notes payable	18,243	3,370	4,600	8,628	1,645
Other obligations	460	120	240	100	-
Total contractual cash obligations	$59,652	6,259	9,714	36,738	6,941

In consideration for BB&T assuming the Company’s $285.4 million in principal amount of TruPS, BB&T received from the Company at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum.  At that time, BB&T’s interest in FAR will terminate, and the Company, which initially holds a 5% preferred membership interest in the net cash flows of FAR, will thereafter own 100% of FAR. The Company provided BB&T with an incremental $35 million guarantee to further assure BB&T’s recovery of the $285 million preference amount within seven years.  At December 31, 2014, BB&T’s preferred interest in FAR had been reduced to approximately $12.3 million.

The operating lease obligations represent minimum future lease payments on executed leases for the Company’s headquarters, Hoffman’s manufacturing facilities and retail stores, Renin’s headquarters and Renin’s manufacturing facilities, Anastasia manufacturing facilities, Helen Grace manufacturing facilities and retail stores and Jer’s office facilities.

Notes payable to related parties consisted of an $11.75 million promissory note held by Woodbridge. The Company issued a $11.75 million promissory note in Woodbridge’s favor as part of the Company’s consideration for its investment in Woodbridge.  The note has a term of five years, accrues interest at a rate of 5% per annum and requires the Company to make payments of interest only on a quarterly basis during the term of the note, with all outstanding amounts being due and payable at the end of the five-year term.

Notes payable consisted of a term loan and revolving credit advances issued by Renin with an aggregate balance of $8.0 million as of December 31, 2014, $8.6 million of promissory notes and holdback amounts issued by BBX Sweet Holdings in connection with its acquisitions, and a $1.7 million line-of-credit issued by a subsidiary of BBX Sweet Holdings See Note 17,  Notes Payable to the “Notes to Consolidated Financial Statements”, for a detailed discussion of the notes payable terms and covenants.

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

The purchase consideration for Anastasia Confections, Inc. common stock included a $7.5 million promissory note of BBX Sweet Holdings to the sellers.  The performance of the promissory note is guaranteed by BBX Capital.

During the year ended December 31, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by a wholly-owned subsidiary of BBX Capital refinanced its land acquisition loan with a financial institution.  BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of December 31, 2014.

In October 2014, a wholly-owned subsidiary of BBX Sweet Holdings borrowed $1.7 million from a financial institution in the form of a promissory note for working capital. BBX Sweet Holdings and BBX Capital are the guarantors of the note.

In July 2014, the Company entered into a joint venture agreement with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah Florida. The Company transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  CAM remained liable as a co-borrower on the mortgage that was assumed by the joint venture.  The mortgage was also guaranteed by BBX Capital and had an outstanding balance of $8.2 million as of December 31, 2014.  In March 2015, the joint venture refinanced the $8.3 million mortgage loan with proceeds from a $31.0 million acquisition and development loan.  The Company is a guarantor for 26.3% of the $31.0 million acquisition and development loan.

BBX Capital is the guarantor on BBX Sweet Holdings’ other notes payable and holdback obligations issued in connection with its acquisitions with an aggregate balance of $1.1 million.

The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome and the ultimate resolution of litigation are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. These accrual amounts aggregated to $1.4 million as of December 31, 2014. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

As previously disclosed in Item 3. Legal Proceedings, on December 15, 2014, after a six-week trial, the jury in the federal securities litigation brought by the SEC against BBX Capital and Alan B. Leven found that BBX Capital and Mr. Levan violated federal securities laws.  The SEC has filed a motion for a final judgment seeking, among other remedies, civil penalties of $5.2 million against BBX Capital and $1.56 million against Mr. Levan.  On January 14, 2015, our insurance carrier advised us that, based upon its interpretation of the jury verdict in the SEC action, the carrier does not believe it is obligated to advance further payments towards the fees and costs incurred in connection with the SEC action and that it reserves its right to obtain reimbursement of the amounts it previously advanced.  We have received legal fee and cost reimbursements from our insurance carrier in connection with this action of approximately $5.8 million as of December 31, 2014.  While we believe that we have meritorious defenses in this action, the ultimate outcome of this matter is uncertain and the imposition of civil monetary penalties sought by the SEC and any reimbursements to our insurance carrier of amounts advanced in connection with the SEC action would adversely impact our financial condition and results of operations.  See Item 3. Legal Proceedings and Note 19 to the “Notes to Consolidated Financial Statements” for more information regarding the Company’s legal matters.

The Company had no commitments to fund loans as of December 31, 2014.

Consolidated Cash Flows

A summary of our consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Net cash provided by (used in):
Operating activities	$2,835	(190)	5,806
Investing activities	71,852	104,076	(798,773)
Financing activities	(59,006)	(123,125)	90,708
Increase (decrease) in cash and
cash equivalents	$15,681	(19,239)	(702,259)

The increase in cash flows from operating activities during 2014 compared to 2013 resulted primarily from lower operating expenses associated with a decline in loan servicing fees, foreclosure expenses and collection fees associated with a declining loan portfolio.

The decrease in cash flows from operating activities during 2013 compared to 2012 resulted primarily from increased operating expenses on real estate as the Company’s real estate holdings increased from $83.1 million as of December 31, 2012 to $140.7 million as of December 31, 2013.

The decline in cash flows from investing activities during 2014 compared to 2013 resulted primarily from lower loan payments partially offset by the $60.4 million investment in Woodbridge in April 2013.

The increase in cash flows from investing activities during 2013 compared to 2012 resulted primarily from the significant cash outflows from the assumption of deposits by BB&T in connection with the sale of BankAtlantic during 2012.  Cash flows from investing activities during the year ended December 31, 2013 resulted primarily from loan payments and the sales of real estate held-for-sale partially offset by BBX Capital’s investment in Woodbridge.

The decrease in cash outflows from financing activities during 2014 compared to 2013 resulted primarily from lower distributions to BB&T from FAR on account of BB&T’s preferred interest in FAR.

The decline in cash flows from financing activities during 2013 compared to 2012 resulted primarily from a larger distribution to BB&T from FAR on account of BB&T’s preferred interest in FAR and an increase in BankAtlantic’s deposit balances prior to its sale to BB&T as of July 31, 2012.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the Consolidated Statements of Operations for the periods presented. Actual results could differ significantly from those estimates. Significant estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, including the valuation of collateral dependent loans, the valuation of loans held-for-sale, the impairment of long-lived assets including real estate held-for-sale and held-for-investment,  the determination of lower of cost or market for inventories, the valuation of assets acquired and liabilities assumed in the acquisition of a business, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions and accounting for contingencies.  The three accounting policies that we have identified as critical accounting policies are allowance for loan losses, inventory reserves and impairment of long-lived assets. See Note 1, Summary of Significant Accounting Policies to the “Notes to Consolidated Financial Statements”, for a detailed discussion of our significant accounting policies.

Allowance for loan losses, valuation of collateral dependent loans and loans-held-for-sale

The allowance for loan losses is maintained at an amount that we believe to be a reasonable estimate of probable losses inherent in our loan portfolio as of the date of the financial statements presented. We have developed policies and procedures for evaluating our allowance for loan losses which considers all information available to us.  However, we rely on estimates and judgments regarding issues where the outcome is unknown. As a consequence, if circumstances differ from our estimates and judgments, the allowance for loan losses may decrease or increase significantly and the amount of losses actually realized in our loan portfolio could be significantly higher or lower.  The allowance for loan losses was $1.0 million as of December 31, 2014.

Valuation allowances or charge downs on collateral dependent loans and the fair value of loans held-for-sale are established using management estimates of the fair value of collateral or based on valuation models that present value estimated expected future cash flows. The outstanding balance of collateral dependent loans and loans held-for-sale was $9.6 million and $35.4 million, respectively, as of December 31, 2014.

These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows.  Most of our loans do not have an observable market price, and an estimate of the collection of contractual cash flows is based on the judgment of management. We generally utilize broker price opinions and third party appraisals to assist us in determining the fair value of collateral.  The appraisers or brokers use professional judgment in determining the fair value of the collateral. It is likely that we would obtain materially different results if different assumptions or conditions were to prevail.  As a consequence of the estimates and assumptions required to calculate the valuation allowance, charge downs on collateral dependent loans or the fair value of loans held-for-sale, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on our financial condition and results of operations.

We analyze our loan portfolio quarterly by monitoring credit quality, loan-to-value ratios, delinquency trends, collateral valuations and economic conditions. As a consequence, our allowance for loan losses and fair value estimates will change from period to period.  We believe that our performance in subsequent periods will be highly sensitive to changes in the Florida real estate market and availability of mortgage financing in Florida.  If real estate and economic conditions deteriorate, we are likely to experience significantly increased credit losses and valuation allowance adjustments.

Inventory lower of cost or market

Inventories consisted of $8.6 million for Renin and $5.9 million for BBX Sweet Holdings as of December 31, 2014.  Inventories are stated at the lower of cost (first-in, first-out) or market which we believe approximates actual cost. Fluctuations in the market price of raw materials and labor costs may affect the value of inventory and may have a favorable or unfavorable effect on costs of goods sold and gross margin. For the Renin inventory, when expected market sales prices move below costs, or when we identify slow moving or obsolete inventory, we record adjustments to write down the carrying values of inventories. Renin recognized $0.3 million of inventory adjustment write downs during the year ended December 31, 2014. Renin and BBX Sweet Holdings maintain inventories of bulk raw materials and included in BBX Sweet Holdings inventory was paper goods and packaging material. For Renin, quantities were determined based upon its inventory systems and are subject to periodic verification techniques including observation, weighing and other methods. For BBX Sweet Holdings inventory quantities were determined by period-end observation and weighing.  The quantities and costs are generally subject to change in estimates based on market sales prices and general economic conditions in the industry.  As a consequence if raw material or labor cost increase or if market sales prices decline, we will likely experience higher amounts of obsolete inventory, higher inventory reserves with a corresponding increase cost of goods sold and lower gross margins.

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

During the years ended December 31, 2014 and 2013, we recognized impairments on real estate of  $8.9 million and $3.3 million, respectively. We generally utilize broker price opinions and third party appraisals to assist us in determining the fair value of real estate.  The appraisers or brokers use professional judgment in determining the fair value of the properties and we may also adjust these values for changes in market conditions subsequent to the valuation date when current appraisals are not available.  The assumptions used to calculate the fair values are highly subjective and extremely sensitive to changes in market conditions. The assumptions used are representative of assumptions that we believe market participants would use in fair valuing these assets, but different assumptions may result in significantly different results. We validate our assumptions by comparing completed transactions with our prior period fair value estimates and we may check our assumptions against multiple valuation sources. The outstanding balance of real estate held-for-sale, real estate held-for-investment and properties and equipment was $41.7 million, $75.6 million and $17.7 million, respectively, as of December 31, 2014. The amount ultimately realized upon the sale or operation of these properties may be significantly different than the recorded amounts. Future events, including volatility in real estate values, may cause us to recognize impairments or recoveries of long-lived assets in the foreseeable future.

Dividends

Due to regulatory restrictions applicable to the Company due to its ownership of BankAtlantic and as a result of contractual restriction associated with the Company’s election in February 2009 to commence the deferral of interest payments on the TruPS obligations, the Company was restricted from paying dividends to its shareholders during the 2009, 2010 and 2011 fiscal years. As a result of the deregistration of the Company with the Federal Reserve as a savings bank holding company effective July 31, 2012 and the assumption of the TruPS by BB&T upon consummation of the BB&T Transaction, the Company is no longer subject to restrictions on paying dividends to its shareholders.  While, the Company currently expects to continue to utilize its available cash to pursue opportunities in accordance with its business strategies, it may consider the payment of dividends in the future depending upon its results of operations, liquidity needs and other factors.

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

The Company’s market risk consists primarily of equity pricing risk and secondarily interest rate risk of real estate assets. The majority of the Company’s assets are real estate held-for-investment or held-for-sale and loans secured by real estate. The Company’s financial condition and earnings are significantly affected by changes in real estate values in the markets where the real estate or real estate collateral is located and changes in interest rate which effects the affordability of real estate.  As a result, the Company is exposed to equity pricing and interest rate risk in the real estate market.

The Company is also subject to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Great Britain Pound as a result of the operations of Renin.  The assets, liabilities, revenue and expenses that are denominated in foreign currencies will be affected by changes in the exchange rates between the U.S. dollar and the Canadian dollar or Great Britain Pound.  As of December 31, 2014, the Company has not entered into any foreign exchange forward contracts as hedges against foreign currency exchange risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Management’s Report on Internal Control over Financial Reporting	F-2
Report of Independent Registered Certified Public Accounting Firm - PricewaterhouseCoopers LLP	F-3
Consolidated Statements of Financial Condition as of December 31, 2014 and 2013	F-5
Consolidated Statements of Operations for each of the years in the three year period ended
December 31, 2014	F-6
Consolidated Statements of Comprehensive Income (Loss) for each of the years
in the three year period ended December 31, 2014	F-7
Consolidated Statements of Total Equity (Deficit) for each of the
years in the three year period ended December 31, 2014	F-8
Consolidated Statements of Cash Flows for each of the years in the three year period ended
December 31, 2014	F-13
Notes to Consolidated Financial Statements	F-14

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2014, of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.  PricewaterhouseCoopers LLP, an independent registered certified public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in its report which appears herein.

Management has excluded Helen Grace Chocolates, LLC, Jer’s Chocolates, LLC and Anastasia Confections, Inc. from its assessment of internal control over financial reporting as of December 31, 2014.  We acquired these businesses during the third and fourth quarter of 2014 and our management has not conducted an assessment of the acquired businesses’ internal control over financial reporting.   Total revenues and total assets of the excluded Company’s represent 5% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ Alan B. Levan

Alan B. Levan

Chairman, and

Chief Executive Officer

/s/ John K. Grelle

John Grelle

Executive Vice President

Chief Financial Officer

March  16, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

BBX Capital Corporation

In our opinion, the accompanying consolidated financial statements which comprise the consolidated balance sheets and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of changes in equity, and consolidated statements of cash flows present fairly, in all material respects, the financial position of BBX Capital Corporation and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Helen Grace Chocolates, LLC, Jer’s Chocolates, LLC and Anastasia Confections, Inc. from its assessment of internal control over financial reporting as of December 31, 2014 because they were acquired by the Company in purchase business combinations during 2014 and  management did not have sufficient time to conduct an assessment of the acquired businesses’ internal control over financial reporting in the period between the acquisition date and December 31, 2014.  We have also excluded Helen Grace Chocolates, LLC, Jer’s Chocolates, LLC and Anastasia Confections, Inc. from our audit of internal control over financial reporting. Helen Grace Chocolates, LLC, Jer’s Chocolates, LLC and Anastasia Confections, Inc. are wholly-owned subsidiaries whose total assets and total revenues represent 5% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Fort Lauderdale, Florida

March 16, 2015

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(In thousands, except share data)	2014	2013
ASSETS
Cash and interest bearing deposits in banks ($4,993 and $8,686 in Variable Interest Entity ("VIE"))	$58,819	43,138
Loans held-for-sale ($35,423 and $53,846 in VIE)	35,423	53,846
Loans receivable, net of allowance for loan losses of $977 and $2,713 ($18,972 and $56,170, net of allowance of $977 and $1,759 in VIE)	26,844	72,226
Trade receivables, net of allowance for bad debts of $77 and $0	13,416	7,520
Real estate held-for-investment ($19,156 and $15,836 in VIE)	75,590	107,336
Real estate held-for-sale ($13,745 and $23,664 in VIE)	41,733	33,971
Investment in unconsolidated real estate joint ventures	16,065	1,354
Investment in Woodbridge Holdings, LLC	73,026	78,573
Properties and equipment, net ($8,350 and $7,899 in VIE)	17,679	14,824
Inventories	14,505	9,155
Goodwill and other intangible assets. net	15,817	2,686
Other assets ($1,017 and $2,413 in VIE)	4,019	6,518
Total assets	$392,936	431,147
LIABILITIES AND EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC ($12,348 and $68,517 in VIE)	$12,348	68,517
Notes payable to related parties	11,750	21,662
Notes payable	17,923	9,034
Principal and interest advances on residential loans ($11,171 and $11,252 in VIE)	11,171	11,252
Other liabilities ($1,431 and $1,103 in VIE)	28,464	17,116
Total liabilities	81,656	127,581
Commitments and contingencies (Note 19)
Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Class A common stock, $.01 par value, authorized 25,000,000
shares; issued and outstanding 15,977,322 and 15,778,088 shares	160	158
Class B common stock, $.01 par value, authorized 1,800,000
shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	347,937	345,300
Accumulated deficit	(38,396)	(43,091)
Accumulated other comprehensive income	85	13
Total BBX Capital Corporation shareholders' equity	309,788	302,382
Noncontrolling interest	1,492	1,184
Total equity	311,280	303,566
Total liabilities and equity	$392,936	431,147

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
(In thousands, except share and per share data)	2014	2013	2012
Revenues:
Trade sales	$74,084	10,243	-
Interest income	5,164	24,158	21,804
Net gains on the sales of assets	5,527	6,728	6,687
Income from real estate operations	5,516	4,161	4,187
Other	2,354	3,368	607
Total revenues	92,645	48,658	33,285
Costs and expenses:
Cost of goods sold	54,682	7,860	-
BB&T's priority return in FAR distributions	736	3,227	2,231
Interest expense	1,580	1,933	9,695
Real estate operating expenses	6,296	5,807	5,896
Selling, general and administrative expenses	53,011	34,769	50,347
Total costs and expenses	116,305	53,596	68,169
Equity earnings in Woodbridge Holdings, LLC	25,282	13,461	-
Equity losses in unconsolidated real estate joint ventures	(559)	-	-
Recoveries from (provision for) loan losses	7,155	43,865	(2,405)
Asset impairments	(7,015)	(4,708)	(9,931)
Income (loss) from continuing operations before income taxes	1,203	47,680	(47,220)
(Benefit) provision for income taxes	(3,101)	20	(18,744)
Income (loss) from continuing operations	4,304	47,660	(28,476)
Discontinued operations
Income from discontinued operations (including gain on disposal of $290,642)	-	-	285,243
Provision for income taxes	-	-	21,005
Income from discontinued operations	-	-	264,238
Net income	4,304	47,660	235,762
Less: net loss attributable to non-controlling interest	391	179	-
Net income attributable to BBX Capital Corporation	$4,695	47,839	235,762
Basic earnings (loss) per share
Continuing operations	$0.29	3.02	(1.81)
Discontinued operations	-	-	16.81
Basic earnings per share	$0.29	3.02	15.00
Diluted earnings (loss) per share
Continuing operations	$0.28	2.94	(1.81)
Discontinued operations	-	-	16.81
Diluted earnings per share	$0.28	2.94	15.00
Basic weighted average number
of common shares outstanding	16,043,219	15,843,127	15,720,217
Diluted weighted average number
of common and common
equivalent shares outstanding	16,677,856	16,278,053	15,720,217

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In thousands, except share and per share data)	2014	2013	2012
Net income	$4,304	47,660	235,762
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	88	16	-
Unrealized loss on securities available for sale, net of tax	-	-	(659)
Reclassification adjustments:
Net realized loss from settlement of defined benefit plan (less income tax benefit of $2,222)	-	-	22,428
Net realized (gain) on securities available for sale (less income tax benefit of $39)	-	-	(1,384)
Total reclassification adjustments	-	-	21,044
Other comprehensive income, net of tax	88	16	20,385
Comprehensive income	4,392	47,676	256,147
Less: net loss attributable to non-controlling interest	391	179	-
Foreign currency translation adjustments attributable to non-controlling interest	(16)	(3)	-
Total comprehensive income attributable to BBX Capital Corporation	$4,767	47,852	256,147

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)

FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2014

			(Accumulated	Accumulated	BBX Capital
		Additional	Deficit)	Other	Corporation	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Equity	Controlling	Equity
(In thousands)	Stock	Capital	Earnings	Loss	(Deficit)	Interest	(Deficit)
BALANCE, DECEMBER 31, 2011	$156	329,995	(326,692)	(20,385)	(16,926)	-	(16,926)
Net income	-	-	235,762	-	235,762	-	235,762
Other comprehensive loss	-	-	-	20,385	20,385	-	20,385
Share-based compensation expense	1	1,102	-	-	1,103		1,103
BALANCE, DECEMBER 31, 2012	$157	331,097	(90,930)	-	240,324	-	240,324

See Notes to Consolidated Financial Statements

(Continued)

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)

FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2014

			(Accumulated	Accumulated	BBX Capital
		Additional	Deficit)	Other	Corporation	Non-	Total
	Common	Paid-in	Retained	Comprehensive	Equity	Controlling	Equity
(In thousands)	Stock	Capital	Earnings	Loss	(Deficit)	Interest	(Deficit)
BALANCE, DECEMBER 31, 2012	$157	331,097	(90,930)	-	240,324	-	240,324
Net income	-	-	47,839	-	47,839	(179)	47,660
Non-controlling interest contributions	-	-	-	-	-	1,360	1,360
Other comprehensive income	-	-	-	13	13	3	16
Investment in Woodbridge Holdings, LLC	-	13,337	-	-	13,337	-	13,337
Retirement of Class A common shares to satisfy share-based compensation income tax withholding requirements	(1)	(1,646)	-	-	(1,647)	-	(1,647)
Share based compensation expense	4	2,512	-	-	2,516	-	2,516
BALANCE, DECEMBER 31, 2013	$160	345,300	(43,091)	13	302,382	1,184	303,566

(Continued)

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)

FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2014

				Accumulated
		Additional		Other	BBX Capital	Non-
	Common	Paid-in	(Accumulated	Comprehensive	Corporation	Controlling	Total
(In thousands)	Stock	Capital	Deficit)	Income	Equity	Interest	Equity
BALANCE, DECEMBER 31, 2013	$160	345,300	(43,091)	13	302,382	1,184	303,566
Net income	-	-	4,695	-	4,695	(391)	4,304
Noncontrolling interest distributions	-	-	-	-	-	(157)	(157)
Noncontrolling interest contributions	-	-	-	-	-	840	840
Other comprehensive income	-	-	-	72	72	16	88
Woodbridge capital transactions - excess tax benefits	-	957	-	-	957	-	957
Retirement of Class A common shares to satisfy share-based compensation income tax withholding requirements	(1)	(2,020)	-	-	(2,021)	-	(2,021)
Share based compensation expense	3	3,700	-	-	3,703	-	3,703
BALANCE, DECEMBER 31, 2014	$162	347,937	(38,396)	85	309,788	1,492	311,280

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2014	2013	2012
Operating activities:
Net income	$4,304	47,660	235,762
Adjustment to reconcile net income to net cash
provided by operating activities:
(Recoveries from) provision for loan losses and asset impairments, net	(1,470)	(39,157)	30,962
Restructuring charges and exit activities	-	-	1,370
Depreciation, amortization and accretion, net	2,382	1,055	6,129
Share-based compensation expense	3,703	2,516	1,103
Net gains on sales of real estate, loans held
for sale and properties and equipment and other assets	(5,187)	(6,728)	(9,208)
Gain on the sale of BankAtlantic		-	(290,642)
Equity loss in unconsolidated real estate joint ventures	559	-	-
Bargain purchase gain from acquisitions	(1,237)	(1,001)	-
Deferred income tax (benefit) provision	(3,107)	-	2,261
Deferred interest on junior subordinated debentures	-	-	9,961
Originations of loans held-for-sale, net	-	-	(12,173)
Proceeds from sales of loans held-for-sale	-	-	13,127
Equity earnings in unconsolidated companies	-	-	(281)
(Increase) decrease in trade receivables	(4,741)	3	-
Decrease in inventories	(22)	703	-
Decrease in accrued interest receivable	164	1,269	5,624
Decrease (increase) in other assets	2,696	(2,616)	6,845
Increase (decrease) in other liabilities	4,791	(3,894)	4,966
Net cash provided by (used in) operating activities	2,835	(190)	5,806
			(CONTINUED)

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2014	2013	2012
Investing activities:
Proceeds from redemption and maturities of tax certificates	627	2,384	26,271
Investment in interest bearing deposits	-	-	(496)
Proceeds from maturities of interest bearing deposits	-	496	5,903
Purchase of tax certificates	-	(31)	(1,820)
Proceeds from sales of securities available for sale	-	-	32
Proceeds from maturities of securities available for sale	-	-	13,668
Redemption of FHLB stock	-	-	9,980
Repayments of loans receivable, net	42,298	136,136	331,478
Proceeds from the sale of loans receivable	9,497	3,490	5,864
Proceeds from the sale of tax certificates	-	928	-
Additions to real estate held-for-investment	(4,242)	(6,063)	(2,501)
Proceeds from sales of real estate held-for-sale	33,240	31,365	55,434
Proceeds from the contribution of real estate to unconsolidated real estate joint ventures	4,086	-	-
Proceeds from the sale of properties and equipment	164	5,889	1,168
Purchases of office properties and equipment, net	(1,404)	(265)	(823)
Net cash outflow from sale of BankAtlantic including $51.3 million of deferred TruPS interest		-	(1,242,931)
Investment in Woodbridge Holdings, LLC	-	(60,404)	-
Investment in unconsolidated real estate joint ventures	(10,074)	(1,354)	-
Return of Woodbridge Holdings, LLC investment	6,504	6,918	-
Net cash outflows from acquisitions, net of cash acquired	(8,844)	(15,413)	-
Net cash provided by (used in) investing activities	71,852	104,076	(798,773)
Financing activities:
Net increase in deposits	-	-	178,831
Repayment of BB&T preferred interest in FAR, LLC	(56,169)	(128,360)	(88,123)
Proceeds from notes payable to related parties	-	9,911	-
Repayment of notes payable to related parties	(3,267)	-	-
Proceeds from notes payable	3,033	-	-
Repayment of notes payable	(905)	(4,389)	-
Deferred financing fees	(360)	-	-
Retirement of Class A Common Stock to satisfy share-based compensation withholding income tax requirements	(2,021)	(1,647)	-
Noncontrolling interest contributions	840	1,360	-
Noncontrolling interest distributions	(157)	-	-
Net cash (used in) provided by financing activities	(59,006)	(123,125)	90,708
Increase (decrease) in cash and cash equivalents	15,681	(19,239)	(702,259)
Cash and cash equivalents at the beginning of period	43,138	62,377	764,636
Cash and cash equivalents at the end of period	$58,819	43,138	62,377

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2014	2013	2012
Cash paid (received) for:
Interest on borrowings and deposits	$2,053	5,013	61,809
Income taxes payments (refunds)	6	20	(1,053)
Supplementary disclosure of non-cash investing and
financing activities:
Assumption of TruPS obligation by BB&T	-	-	285,000
Loans receivable and tax certificates transferred to real estate held-for-sale or real estate held-for-investment	21,400	82,177	46,375
Loans receivable transferred to property and equipment	-	12,834	-
Loans receivable transferred to loans held-for-sale	2,299	42,398	39,791
Loans receivable transferred from loans held-for-sale	-	1,312	14,185
Tax certificates transferred to tax certificates held for sale	-	494	-
Notes payable issued in connection with the investment in Woodbridge Holdings, LLC	-	11,750	-
Increase in additional paid-in-capital associated with the investment in Woodbridge Holdings, LLC	-	13,337	-
Woodbridge capital transactions - excess tax benefits	957	-	-
Properties and equipment transferred to real
estate held-for-sale	-	-	4,501
Assets acquired by assumption of notes payable	-	-	10,301
Change in accumulated other comprehensive income	88	16	20,385
Change in deferred taxes on other comprehensive loss	-	-	(2,261)
Refinance of notes payable to related parties	(7,475)	-	-
Increase in notes payable associated with refinance of notes payable to related parties	7,475	-	-
Issuance of notes payable to purchase properties and equipment	21	-	-
Transfer of real estate-held-for-investment to real estate-held-for-sale	28,018	-	-
Real estate held-for-investment transferred to investment in real estate joint ventures	1,920	-	-
Increase in real estate held-for-sale from assumption of other liabilities	2,879	-	-

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Basis of Financial Statement Presentation – BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries may also be referred to as “the Company”, “we”, “us,” or “our” in these notes to the consolidated financial statements. BBX Capital Corporation (excluding its subsidiaries, the “Parent Company” or “BBX Capital”) was organized under the laws of the State of Florida in 1994. We are involved in the ownership, financing, acquisition, development and management of real estate and real estate related assets, and we are also involved in the investment in or acquisition of operating businesses.

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

In October 2013, Renin Holdings, LLC (“Renin”), a newly formed joint venture owned 81% by BBX Capital and 19% by BFC, acquired substantially all of the assets and certain liabilities of Renin Corp. (“the Renin Transaction”).  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products. Renin is headquartered in Canada and has two manufacturing, assembly and distribution facilities in Canada and the United States and a distribution facility in the United Kingdom (see Note 2 Acquisitions).

In December 2013, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), a wholly-owned subsidiary of BBX Capital, acquired the outstanding equity interests in Hoffman’s Chocolates and its subsidiaries Boca Bons, LLC and S&F Good Fortunes, LLC (collectively, “Hoffman’s”).  Hoffman’s is a manufacturer of gourmet chocolates, with retail locations in South Florida. In January 2014, BBX Sweet Holdings acquired Williams & Bennett, a Florida based manufacturer of quality chocolate products.  In July 2014, BBX Sweet Holdings acquired Jer’s Chocolates, a California based distributor of peanut butter chocolate products internationally and in the United States, and Helen Grace Chocolates, a California based manufacturer of premium chocolate confections, chocolate bars, chocolate candies and truffles.  In October 2014, BBX Sweet Holdings acquired Anastasia Confections Inc., an Orlando, Florida based manufacturer of gourmet candy and chocolate gift products (see Note 2 Acquisitions).

In May 2013, BBX Capital entered into a definitive merger agreement (the “Merger Agreement”) with BFC and BBX Merger Sub, LLC, a newly formed wholly owned subsidiary of BFC (“Merger Sub”). The Merger Agreement provided for BBX Capital to merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company of the Merger and a wholly owned subsidiary of BFC.  On December 15, 2014, BBX Capital and BFC terminated the merger agreement.

The Company has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. BFC currently owns 100% of the Company’s Class B common stock and 51% of the Company’s outstanding Class A common stock resulting in BFC owning 51% of the Company’s aggregate outstanding common stock and 72% of the voting power of the Company’s common stock. The percentage of total common equity represented by Class A and Class B common stock was 99% and 1% at December 31, 2014, respectively. The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 97,523 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

BBX Capital’s principal asset until July 31, 2012 was its ownership of BankAtlantic and its subsidiaries (“BankAtlantic”).  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida and provided traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida.  On November 1, 2011, the Company entered into a definitive agreement to sell BankAtlantic to BB&T Corporation (“BB&T”), which agreement was amended on March 13, 2012 (“the Agreement”).  On July 31, 2012, BBX Capital completed the sale to BB&T of all of the issued and outstanding shares of capital stock of BankAtlantic under the terms of the Agreement (the stock sale and related transactions described herein are collectively referred to as the “BB&T Transaction”). Pursuant to the terms of the Agreement, prior to the closing of the BB&T Transaction, BankAtlantic formed two wholly-owned subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”).  BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and real estate that had an aggregate carrying value on BankAtlantic’s Balance Sheet of approximately $346 million as of July 31, 2012 (the date the BB&T Transaction was consummated).  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and then distributed all of the membership interests in FAR to the Company.  At the closing of the BB&T Transaction, the Company transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of the Company’s $285.4 million in principal amount of outstanding trust preferred securities (“TruPS”) obligations. The Company continues to hold the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company agreement of FAR, which was entered into by the Company and BB&T at the closing, BB&T will hold its 95% preferred interest in the net cash flows of FAR until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR will terminate, and the Company will thereafter be entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. It is expected that the assets (other than cash) contributed to FAR will be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. The Company entered into an incremental $35 million guarantee in BB&T’s favor to further assure BB&T’s recovery of the $285 million preferred interest within seven years. BB&T’s preferred interest in FAR as of December 31, 2014 had been reduced through cash distributions to $12.3 million.

Prior to the closing of the BB&T Transaction, BankAtlantic contributed to CAM approximately $82 million in cash  and certain non-performing commercial loans, commercial real estate and previously written-off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $125 million as of July 31, 2012.  CAM assumed all liabilities related to these assets.  Prior to the closing of the BB&T Transaction, BankAtlantic distributed all of the membership interests in CAM to the Company. CAM remains a wholly-owned subsidiary of the Company.

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

Discontinued operations in the Company’s Consolidated Statement of Operations for the year ended December 31, 2012 consisted of BankAtlantic’s community banking, investment, capital services and tax certificate reporting units.  The Company is continuing to service and manage and may originate commercial loans. As a result, the operations for the Commercial Lending reporting unit were included in the Company’s Consolidated Statement of Operations as continuing operations for the year ended December 31, 2012.  The Consolidated Statements of Equity (Deficit), Consolidated Statements of Comprehensive Income (Loss) and Consolidated Statement of Cash Flows remain unchanged from historical presentation as of and for the year ended December 31, 2012.

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

Use of Estimates – In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including the valuation of collateral dependent loans, the valuation of loans held-for-sale, the valuation of real estate held-for-sale and held-for-investment, the determination of lower of cost or market for inventories, the valuation of assets acquired and liabilities assumed in the acquisition of a business, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions and accounting for contingencies.

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

Small business loans were transferred to loans held-for-sale as of September 30, 2012, residential and first lien consumer loans were transferred to loans held-for-sale as of December 31, 2013 and current second lien consumer loans were transferred to held-for-sale in September 2014.  Loans transferred to held-for-sale were excluded from the allowance for loan losses subsequent to the transfer date.

Non-accrual and Past Due  Loans – Loans are considered past due if the required principal and interest has not been received based on the contractual terms of the loan. Loans are generally placed on non-accrual status at the earlier of the loan becoming past due 90 days as to either principal or interest or when the borrower has entered bankruptcy proceedings and the loan is delinquent. Commercial and small business loans may be placed on non-accrual status sooner due to material deterioration of conditions surrounding the repayment sources, which could include insufficient borrower capacity to service the debt, declines in the loan-to-value ratio of the loan’s collateral or other factors causing the full payment of the loan’s principal and interest to be in doubt. Accordingly, the Company may place a loan on non-accrual status even when payments of principal or interest are not currently in default. However, exceptions to this policy may occur if there exists well secured collateral and the loan is in the process of collection. When a loan is placed on non-accrual, all accrued interest is reversed against interest income. Interest income is recognized on non-accrual loans on a cash basis. Loans may be restored to accrual status when there has been a satisfactory period of performance and the loan is expected to perform in the future according to its contractual terms. Commercial and small business loans are charged-down if the collection of principal or interest is considered doubtful. Consumer and residential real estate loans that are 120 days past due are charged down to the collateral’s fair value less estimated selling costs. Consumer non-mortgage loans that are 120 days past due are charged off.

Trade Receivables - Trade receivables are recorded at the invoiced amount and do not bear interest.  The Company recognizes revenue when products are shipped and the customer takes ownership and assumes the risk of loss.  The Company maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.  In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers' financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns.  The Company reviews its allowance for doubtful accounts quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Real Estate Held-for-Sale and Real Estate Held-for-Investment – Real estate held-for-sale and real estate held-for-investment represents real estate that the Company has taken possession or ownership through foreclosure of the underlying loan collateral or through the purchase of the real estate from unrelated third parties. At the time of foreclosure the real estate is measured at its estimated fair value less cost to sell and any impairments or recoveries are reflected in the allowance for loan losses.

Real estate held-for-sale is subsequently measured at the lower of cost or estimated fair value and valuation allowance adjustments are made to reflect any subsequent declines in fair values. A gain is recognized for any subsequent increases in fair value but not in excess of cumulative losses recognized.  Real estate held-for-investment is depreciated over its useful life using the straight line method, if applicable.  Expenditures for capital improvements are generally capitalized. The costs of holding real estate are charged to real estate operating expenses as incurred. Changes in the real estate valuation allowance are recorded as asset impairments in the Company’s Statements of Operations.

Investments in Unconsolidated Companies and Investment in Woodbridge Holdings, LLC – The Company follows the equity method of accounting to record its interests in companies in which it has the ability to significantly influence the decisions of the entity and to record its investment in variable interest entities in which it is not the primary

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

beneficiary. Under the equity method, an investment is shown on the Statement of Financial Condition of an investor as a single amount and an investor’s share of earnings or losses from its investment is shown in the Statement of Operations as a single amount.  The investment is initially measured at cost and adjusted for the investor’s share of the earnings or losses of the investee as well as dividends received from the investee.  The investor recognizes its share of the earnings or losses of the investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend.

Interest expense is capitalized by the investor on investments, advances or loans to real estate equity method companies that began qualifying activities. Total capitalized interest expense cannot exceed interest expense incurred.  Interest expense capitalization ceases when the investee completes its qualifying activities.

We evaluate our investments accounted for under the equity method of accounting for other-than-temporary declines in value on an on-going basis.  The review for other-than-temporary declines takes into account the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the project or the investment and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for recovery. We consider all available evidence to evaluate the fair value of our equity method investments, including prior forecasts compared to actual performance, discounted forecasts of future distributions and economic trends in the real estate industry.  If we believe that the decline in the fair value of the equity investment is other-than-temporary, we will record the investment at fair value and recognize impairment in the Company’s consolidated statement of operations.

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

Inventories – Inventories are measured at the lower of cost or market.  Cost includes all costs of conversions, including materials, direct labor, production overhead, depreciation of equipment and shipping costs.  Raw materials are stated at the lower of cost, on a first-in, first-out basis, and market determined by reference to replacement cost.  Raw materials are not written down unless the goods in which they are incorporated are expected to be sold for less than cost, in which case, they are written down by reference to replacement cost of the raw materials.  Finished goods and work in progress are stated at the lower of cost or market determined on a first-in, first-out basis for Renin’s finished goods inventory and on an average cost basis for the Sweet Holdings’ finished goods inventory.

Goodwill and other Intangible Assets – Intangible assets consists of trade names, customer relationships, non-competition agreements and lease premiums that were initially recorded at fair value and are amortized on a straight-line basis over their respective estimated useful lives. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. The carrying amount of an intangible asset is not considered recoverable when the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use of the intangible asset.  The impairment is measured as the amount by which the carrying amount of the intangible asset exceeds its fair value.

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

Tax Certificates – Tax certificates included in other assets totaled $0.2 million and $0.6 million, net of allowance for tax certificate losses as of December 31, 2014 and 2013, respectively.  Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates were acquired from municipalities generally through public auction. Tax certificates are carried at cost less an allowance for tax certificate losses.  Tax

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

certificates and resulting deeds are classified as non-accrual when a tax certificate is aged 24 to 60 months, depending on the municipality, from the acquisition date. At that time, interest ceases to be accrued and any accrued interest receivable is reversed against interest income. The entire balance of tax certificates were classified as nonaccrual as of December 31, 2014 and 2013.

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

	For the Years Ended December 31,
	2014	2013	2012
Balance, beginning of period	$510	3,559	7,488
Charge-offs	(265)	(4,078)	(2,917)
Recoveries	275	884	282
Net charge-offs	10	(3,194)	(2,635)
Sale of BankAtlantic (1)	-	-	(2,926)
Provision (2)	(296)	145	1,632
Balance, end of period	$224	510	3,559

(1)  Represents the portion of the allowance associated with $19.6 million of tax certificates acquired by BB&T upon the sale of BankAtlantic

(2)  Included in asset impairments in the Company’s Statement of Operations.

Income Taxes  – The Company currently files consolidated federal and state income tax returns.  Renin’s Canadian and United Kingdom subsidiaries’ earnings are subject to taxation in Canada and the United Kingdom and these subsidiaries file separate income tax returns in those countries.  The provision for income taxes is based on income before taxes reported for financial statement purposes after adjustments for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the Statement of Financial Condition. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more likely than not that deferred tax assets will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance. Additionally, Taxable temporary differences that originate from a business combination could result in deferred tax valuation allowance reversals.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

New Accounting Pronouncements:

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations:

Update Number 2015-02 – Amendments to the Consolidation Analysis (Topic 810):  This update changes the manner in which a reporting entity assesses one of the five characteristics that determines if an entity is a variable interest entity.  In particular, when decision-making over the entity’s most significant activities has been outsourced, the update changes how a reporting entity assesses if the equity holders at risk lack decision making rights.  The update also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights.  The standard is effective for annual reporting periods beginning after December 15, 2015.  Early application is permitted.  The Company is currently evaluating the requirements of this update and has not yet determined its impact on the Company's consolidated financial statements.

Update Number 2015-01 – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (Subtopic 225-20):  This update eliminates the concept of extraordinary items from U.S. GAAP.  This update is effective for interim and annual reporting periods beginning after December 15, 2015.  Early application is permitted.  The adoption of this update is not expected to have an impact on the Company’s financial statements.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

2. Acquisitions

2014 Acquisitions

In October 2014, BBX Sweet Holdings acquired the outstanding common shares of Anastasia Confections (“Anastasia”) for purchase consideration of $11.4 million.  Founded in 1984 and headquartered in an 80,000 square foot production facility in Orlando, Florida, Anastasia manufactures gourmet coconut and chocolate candy, salt water taffy, and other chocolate gift products.  The purchase consideration included cash of $4.2 million and a $7.5 million promissory note. The promissory note was recorded at a $0.3 million discount to reflect the fair value of the promissory note at the acquisition date.

In July 2014, BBX Sweet Holdings acquired Helen Grace Chocolates (“Helen Grace”), a California based manufacturer of premium chocolate confections, chocolate bars, chocolate candies and truffles and in a separate transaction during July 2014 BBX Sweet Holdings acquired Jer’s Chocolates (“Jer’s”), a California based distributor of peanut butter chocolate products internationally and in the United States.  In January 2014, BBX Sweet Holdings acquired Williams and Bennett, including its brand Big Chocolate Dipper. Williams and Bennett is headquartered in Boynton Beach, Florida and is a manufacturer of chocolate products serving boutique retailers, big box chains, department stores, national resort properties, corporate customers, and private label brands.

The purchase consideration for the Williams and Bennett, Helen Grace, and Jer’s acquisitions included cash of $4.6 million and holdback amounts of $0.7 million.  The holdback amounts serve to satisfy any indemnification claims made by BBX Sweet Holdings against a seller pursuant to the purchase agreements.  Holdback amounts of $150,000 were included in other liabilities in the Company’s Statement of Financial Condition as of December 31, 2014 as these amounts were non-interest bearing and paid to a seller in February 2015.

The following tables summarize the fair value of the assets acquired and liabilities assumed from Anastasia at the acquisition date (in thousands):

Fair value of identifiable assets
acquired and liabilities assumed:
Trade receivables	$483
Inventories	1,338
Properties and equipment	1,873
Identifiable intangible assets (1)	3,410
Deferred tax liabilities	(1,365)
Other liabilities	(421)
Fair value of identifiable net assets	5,318
Goodwill	6,113
Purchase consideration	$11,431

(1)  Identifiable intangible assets consisted primarily of $1.9 million and $1.5 million of trademarks and customer relationships intangible assets, respectively.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company incurred $0.1 million of acquisition related costs in connection with the Anastasia acquisition.  The acquisition related costs are included in selling, general and administrative expenses in the Company’s Statement of Operations for the year ended December 31, 2014.

The amount of revenues and net income from Anastasia included in the Company’s Statement of Operations for the year ended December 31, 2014 was $2.1 million and $268,000, respectively.  The Anastasia net income excludes acquisition related costs and is from the date of acquisition (October 1, 2014) through December 31, 2014.

The supplemental pro forma amount of the Company’s revenues and net income had the Anastasia acquisition been as of January 1, 2013 was as follows (in thousands):

(unaudited)	Revenue	Income (1)
Pro forma from 1/1/2014 -12/31/2014	$98,022	4,540
Pro forma from 1/1/2013 -12/31/2013	$54,828	48,305

(1)  Amounts represent income from continuing operations.

The following tables summarize the fair value of the assets acquired and liabilities assumed from Williams and Bennett, Jer’s and Helen Grace at the respective acquisition dates (in thousands):

Fair value of identifiable assets
acquired and liabilities assumed:
Trade receivables	$49
Inventories	3,284
Properties and equipment	1,329
Identifiable intangible assets (1)	2,738
Other assets	416
Notes payable	(186)
Deferred tax liabilities	(1,742)
Other liabilities	(602)
Fair value of identifiable net assets	5,286
Goodwill	1,264
Purchase consideration	(5,313)
Bargain purchase gain	$1,237

(1) Identifiable intangible assets consisted primarily of $1.2 million and $1.1 million of trademarks and customer relationships intangible assets, respectively.

The Company incurred $0.4 million of acquisition related costs in connection with these acquisitions.  The acquisition related costs are included in selling, general and administrative expenses in the Company’s Statement of Operations for the year ended December 31, 2014.

The bargain purchase gain of $1.2 million from the Helen Grace acquisition represents the amount by which the fair value of identifiable net assets acquired exceeded the purchase consideration. Management believes that it was able to acquire Helen Grace for a bargain purchase gain because Helen Grace was a division of a larger company that made a strategic decision to divest chocolate manufacturing activities.

The amount of revenues and net loss from these acquisitions included in the Company’s Statement of Operations for the year ended December 31, 2014 was $9.7 million and $0.3 million, respectively.  The net loss from the date of these

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

acquisitions through December 31, 2014 excludes $0.4 million of acquisition related costs and the $1.2 million Helen Grace bargain purchase gain.

The supplemental pro forma amount of the Company’s revenues and net income had these acquisitions been consummated as of January 1, 2013 was as follows (in thousands):

(unaudited)	Revenue	Income (1)
Pro forma from 1/1/2014 -12/31/2014	$97,148	3,289
Pro forma from 1/1/2013 -12/31/2013	$64,496	46,941

(1)  Amounts represent income from continuing operations.

The net cash outflows from the Williams and Bennett, Jer’s, Helen Grace and Anastasia acquisitions (collectively, “2014 Acquisitions”) was as follows (in thousands):

Total purchase consideration	$16,744
Notes payable	(7,750)
Other liabilities	(150)
Net cash outflow from acquisitions	$8,844

2013 Acquisitions

On October 30, 2013, Renin acquired through two newly formed subsidiaries substantially all of the assets and certain liabilities of Renin Corp for approximately $14.5 million (the “Renin Transaction Consideration”). Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and three manufacturing, assembly and distribution facilities in Canada and the United States and a sales and distribution facility in the United Kingdom.

Renin funded approximately $9.4 million of the Renin Transaction Consideration through proceeds from a loan and revolver facility to Renin provided by Bluegreen.   The remainder of the Renin Transaction Consideration was funded $4.2 million by BBX Capital and $1.0 million by BFC pro rata in accordance with their percentage equity interests in Renin.  At closing, $1.7 million of the Renin Transaction Consideration was placed in an escrow account pending final determination of the working capital adjustment (if any) and final resolution of any indemnification obligations of Renin Corp.  In January 2014, the working capital and indemnification obligations of the sellers were finalized and the entire escrow balance was distributed to Renin.  As a result, the Renin Transaction Consideration was reduced to $12.8 million.  Included in other assets in the Company’s Statement of Financial Condition as of December 31, 2013 was a $1.7 million receivable for this indemnity and working capital adjustment escrow.

In December 2013, BBX Sweet Holdings acquired the outstanding common shares or membership interests in Hoffman’s from their shareholders or members.   The purchase consideration included a $500,000 holdback (“Holdback”) that is payable on the second anniversary of the closing date and accrues interest at 1.93% per annum.  The Holdback serves as security for the Hoffman’s sellers’ obligations under the Hoffman’s stock purchase and sale agreement including the indemnity obligations and performance under each of such seller’s non-competition agreements.  The Holdback was recorded at a $46,000 premium to reflect the fair value of the Holdback at the acquisition date.  The obligation of BBX Sweet Holdings to pay to the Hoffman’s sellers all or any portion of the Holdback is guaranteed by BBX Capital.  Hoffman’s is a manufacturer of gourmet chocolates, with retail locations in South Florida.

The following tables summarize the purchase consideration for the Hoffman’s acquisition and for the Renin Transaction and the fair value of the assets acquired and liabilities assumed and the net cash outflows from the acquisitions at the acquisition dates (in thousands):

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair value of identifiable assets
acquired and liabilities assumed:
Cash	$1,033
Trade receivables	7,523
Inventories	9,858
Properties and equipment	6,134
Identifiable intangible assets	2,686
Other assets	477
Notes payable	(2,493)
Other liabilities	(9,011)
Fair value of identifiable net assets	16,207
Purchase consideration	(15,206)
Bargain purchase gain	$1,001

Purchase consideration	$15,206
Working capital adjustment receivable	1,694
Holdback amounts	(500)
Discount on Holdback amounts	46
Cash acquired	(1,033)
Net cash outflows from acquisitions	$15,413

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

The amount of revenues and net loss from the Renin Transaction included in the Company’s Statement of Operations for the year ended December 31, 2013 was $9.3 million and a net loss of $0.9 million, respectively.  Actual net loss from October 30, 2013 through December 31, 2013 excludes acquisition costs and the bargain purchase gain.

The supplemental pro forma amount of the Company’s revenues and net income (loss) had the Renin Transaction been consummated as of January 1, 2012 was as follows (in thousands):

(unaudited)	Revenue	Income (1)
Pro forma from 1/1/2013 - 12/31/2013	$104,987	43,639
Pro forma from 1/1/2012 - 12/31/2012	$107,303	(28,794)

(1)  Amounts represent income from continuing operations

The methodology utilized to fair value the assets acquired for the Renin and Hoffman’s acquisitions in 2013 and the 2014 Acquisitions was as follows:

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Trade Receivables

Trade receivables were recorded at fair value using the cost approach with level 3 inputs based on the percentage of gross receivables collected in a trailing eighteen month period ending in October 2013 for Renin.  The inputs used were trade receivable balances, allowances, charge-offs, sales discounts and volume of returned merchandise.  The fair value of the trade receivables acquired from the BBX Sweet Holdings acquisitions were recorded at the invoiced amounts.

Inventories

Raw materials were fair valued using the cost approach.  Raw material items replaced on a regular basis were recorded at fair value based on historical costs.  Raw material items acquired in the Renin transaction with greater than 180 days of usage on hand were recorded at fair value based on discounts relative to historical cost amounts.  Finished goods inventory was recorded at fair value using the cost approach.  Fifty percent of the historical gross margin was added to the finished goods historical cost amounts in order to estimate a reasonable profit margin for selling finished goods.   Finished goods on hand acquired in the Renin Transaction greater than 180 days of sales were recorded at fair value with discounts relative to historical costs.

Properties and Equipment

Properties and equipment acquired consisted primarily of machinery and equipment used in manufacturing operations.  The machinery and equipment was recorded at fair value using the market approach with level 2 inputs as market comparable data.  The cost approach was used to estimate the contributing installation costs to fair value and the electrical distribution system in certain manufacturing facilities.  The inputs were obtained from market data collected from used equipment dealers that purchase and sell comparable equipment, quotations from new machinery dealers and manufacturers, historical installation cost information and searches on the internet.

Identifiable Intangible Assets

The identifiable intangible assets acquired primarily consisted of trade names and customer relationships.  The relief from royalty valuation method, a form of the income approach, was used to estimate the fair value of the trade names.  The fair value was determined by present valuing the expected future estimated royalty payments that would have to be paid if the trade names were not owned.  The fair value of the net royalties saved was estimated based on discounted cash flows at a risk adjusted discount rate.  The multi-period excess earnings method, a form of the income approach, was used to estimate the fair value of the customer relationships. The multi-period excess earnings method isolates the expected cash flows attributable to the customer relationship intangible asset and discounts these cash flows at a risk adjusted discount rate.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3.  Goodwill and Other Intangible Assets

Included in the Company’s Statement of Financial Condition as of December 31, 2014 and 2013 was $7.4 million and $0 of goodwill, respectively.  The goodwill was recognized in connection with the 2014 Acquisitions by BBX Sweet Holdings and is part of the Sweet Holdings reportable segment.

The change in the carrying amount of goodwill by reportable segment was as follows (in thousands):

	Sweet Holdings	BankAtlantic
	Segment	Segment	Total
Balance at January 1, 2012	$-	13,081	13,081
Impairment	-	-	-
Sale of BankAtlantic to BB&T	-	(13,081)	(13,081)
Balance at December 31, 2012	-	-	-
Impairment	-	-	-
Balance at December 31, 2013	-	-	-
Increase in Goodwill from acquisitions	7,377	-	7,377
Impairment	-	-	-
Balance at December 31, 2014	$7,377	-	7,377

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

The Company generally establishes fair value using the discounted cash flow methodology.  The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The Company generally used a five year period in computing discounted cash flow values. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the forecast of future cash flows.

Major classes of other intangible assets net of amortization was as follows (in thousands):

	December 31,
Class	2014	2013
Trademarks	$5,505	2,551
Customer relationships	2,511	70
Non-competition agreements	130	65
Lease premium	204	-
Other	90	-
Total other intangible assets	$8,440	2,686

The aggregate amortization expense of other intangible assets included in selling general and administrative expenses for the year ended December 31, 2014 and 2013 was $374,000 and $0, respectively.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated aggregate amortization expense of other intangible assets for each of the five succeeding years was as follows:

Years ending December 31,
2015	$629
2016	629
2017	583
2018	565
2019	555

Trademarks, customer relationships and non-competition agreements are amortized using the straight-line method over their expected useful lives of 20 years, 12 years and 4 years, respectively.  The lease premium is amortized using the straight-line method over the lease term of 73 months.

Included in other liabilities was a $389,000 lease discount intangible liability associated with the Anastasia acquisition.  The lease discount is amortized using the straight-line method over the lease term of five years.

4.    Investment in Woodbridge Holdings, LLC

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

The following are the components of the Company’s initial investment in Woodbridge and the adjustments to the investment in Woodbridge under the equity method for the year ended December 31, 2014 and from the date of the investment (April 2, 2013) through December 31, 2013 (in thousands).

	For the Year	From April 2, 2013
	Ended	Through
	December 31, 2014	December 31, 2013

Cash to Woodbridge	$-	60,404
Note payable to Woodbridge	-	11,750
Increase in additional paid-in capital	-	13,337
Investment in Woodbridge	78,573	85,491
Equity earnings in Woodbridge	25,282	13,461
Woodbridge capital transactions - excess tax benefits	957	-
Dividends received from Woodbridge	(31,786)	(20,379)
Investment in Woodbridge	$73,026	78,573

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The condensed Statement of Financial Condition as of December 31, 2014 and 2013, and the condensed Statement of Operations for the year ended December 31, 2014 and from April 2, 2013 through December 31, 2013 of Woodbridge Holdings, LLC are as follows (in thousands):

	December 31,	December 31,
	2014	2013
Assets
Cash and restricted cash	$240,427	224,104
Notes receivable, net	424,267	455,569
Notes receivable from related parties	11,750	11,750
Inventory of real estate	194,713	204,256
Properties and equipment, net	72,319	63,252
Intangible assets	63,913	64,142
Other assets	53,158	63,242
Total assets	$1,060,547	1,086,315
Liabilities and Equity
Accounts payable, accrued liabilities and other	$114,263	116,956
Deferred tax liabilities, net	92,609	76,726
Notes payable	502,465	537,500
Junior subordinated debentures	150,038	147,431
Total liabilities	859,375	878,613
Total Woodbridge members' equity	157,920	169,981
Noncontrolling interest	43,252	37,721
Total equity	201,172	207,702
Total liabilities and equity	$1,060,547	1,086,315

	For the Year Ended	From April 2, 2013
	December 31,	Through
	2014	December 31, 2013
Total revenues	$580,328	399,708
Total costs and expenses	477,507	341,938
Other income	3,566	209
Income from continuing operations before taxes	106,387	57,979
Provision for income taxes	40,321	18,409
Income from continuing operations	66,066	39,570
(Loss) income from discontinued operations, net of tax	306	(332)
Net income	66,372	39,238
Net income attributable to noncontrolling interest	(11,411)	(9,974)
Net income attributable to Woodbridge	54,961	29,264
BBX Capital 46% equity earnings in Woodbridge	$25,282	13,461

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5.    Investments in Unconsolidated Real Estate Joint Ventures

The Company had the following investments in unconsolidated real estate joint ventures (in thousands):

	December 31,
	2014	2013
Altis at Kendall Square, LLC	$1,264	1,300
Altis at Lakeline - Austin Investors LLC	5,000	-
New Urban/BBX Development, LLC	996	54
Sunrise and Bayview Partners, LLC	1,723	-
Hialeah Communities, LLC	5,091	-
PGA Design Center Holdings, LLC	1,991	-
Investments in unconsolidated real estate joint ventures	$16,065	1,354

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

Altis at Lakeline – Austin Investors, LLC

In December 2014, the Company invested $5.0 million in a joint venture to develop 354 apartment units in Austin, Texas.  The Company contributed 34% of the capital to the joint venture. After the Company receives a preferred return of 9% and all of its capital is returned, the Company is then entitled to receive 26.3% of the joint venture’s distributions until an 18% internal rate of return has been attained and thereafter the Company will be entitled to receive 18.8% of any joint venture distributions.

The Company analyzed the amended and restated operating agreement of Altis at Lakeline and determined that we are not the primary beneficiary and therefore the investment in the real estate joint venture is accounted for under the equity method of accounting.  This conclusion was based on the determination that the joint venture has four members and the approval of an issue requires three of the four members to agree.  Also, the Company is not the managing member or the developer and the managing member guarantees the indebtedness of the joint venture.

New Urban/BBX Development, LLC (“Village at Victoria Park”)

In December 2013, the Company entered into a joint venture agreement with New Urban Communities to develop 2 acres of vacant land owned by the Company located near downtown Fort Lauderdale, Florida as 30 single-family homes.  The Company and New Urban Communities each have a 50% membership interest in the joint venture and New Urban Communities serves as the developer and the manager.

In April 2014, the joint venture obtained an acquisition, development and construction loan from a financial

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

institution and the Company and New Urban Communities each contributed $692,000 to the joint venture as a capital contribution. The joint venture purchased the two acre site from the Company for $3.6 million consisting of $1.8 million in cash (less $0.2 million in selling expenses) and a $1.6 million promissory note.  The promissory note bears interest at 8% per annum and is subordinated to the financial institution acquisition, development and construction loan.  The Company recognized a partial gain included in net gains on the sales of assets in the Company’s Statement of Operations of $188,000 for the year ended December 31, 2014 and recorded a deferred gain of $1.1 million included in other liabilities in the Company’s Statement of Financial Condition as of December 31, 2014 on the sale of the vacant land to the joint venture.  The sale of appreciated property to the joint venture resulted in a joint venture basis difference as the Company’s carrying value of the land was $1.1 million lower than the fair value.  The Company accounted for the sale of the vacant land to the joint venture using the cost recovery method.  The Company will recognize the deferred gain based on the repayments of the principal balance of the notes receivable.  The Company will recognize the joint venture basis adjustment as joint venture equity earnings upon the joint venture sale of single-family units.

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

Sunrise and Bayview Partners

In June 2014, the Company entered into a joint venture agreement with an affiliate of Procacci Development Corporation (“PDC”) and the Company and PDC each contributed $1.8 million to the Sunrise and Bayview Partners joint venture.  The Company and PDC each have a 50% interest in the joint venture.  In July 2014, the joint venture borrowed $5.0 million from PDC and acquired for $8.0 million three acres of real estate in Fort Lauderdale, Florida from an unrelated third party. The property is improved with an approximate 84,000 square foot office building along with a convenience store and gas station.   The joint venture refinanced the PDC borrowings with a financial institution and the Company provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s $5.0 million loan.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Hialeah Communities, LLC

In July 2014, the Company entered into a joint venture agreement with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah, Florida. The Company transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, the Company received $2.2 million in cash and a joint venture interest with an agreed upon assigned initial capital contribution value of $4.9 million. The Company is entitled to receive 57% of the joint venture distributions until it receives its aggregate capital contributions plus a 9% per annum return on capital.  Any distributions thereafter are shared 45% by the Company and 55% by CC Bonterra.  The Company contributes 57% of the capital and remained liable as a co-borrower on the $8.3 million mortgage that was assumed by the joint venture. The transfer of the land to the joint venture as an initial capital contribution resulted in a deferred gain of $1.6 million included in other liabilities in the Company’s Statement of Financial Condition as of December 31, 2014 and a joint venture basis adjustment of $2.1 million.   The Company determined that transfer of the land to the joint venture should be accounted for on the cost recovery method.  The deferred gain of $1.6 million will be recognized upon the repayment of the principal balance of the $8.3 million mortgage.  The Company will recognize the joint venture basis adjustment as joint venture equity earnings upon the joint venture sale of single-family units. In March 2015, the joint venture refinanced the $8.3 million mortgage loan with proceeds from a $31.0 million acquisition and development loan.  The Company is a guarantor for 26.3% of the $31.0 million joint venture acquisition and development loan.

The Company analyzed the Hialeah Communities operating agreement and determined that it is not the primary beneficiary and therefore the investment in the real estate joint venture was accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that CC Bonterra as the managing member and developer of the homes has the power to direct activities of the joint venture that most significantly affect the joint venture’s performance. Additionally, CC Bonterra also receives significant benefits from the joint venture in excess of its 43% membership interest in the form of development and administrative fees as well as 55% of joint venture profits.

In September 2014, the Company contributed additional capital to the joint venture of $1.8 million with CC Bonterra contributing $1.4 million.  The additional capital contributions funded the joint venture purchase of property adjacent to the project for $0.9 million.  The joint venture advanced $2.3 million to a wholly-owned subsidiary of the Company and the wholly-owned subsidiary of the Company used the funds received from the joint venture to purchase $2.3 million of additional property adjacent to the project.  The Company will repay the joint venture advance upon the sale of the property.

The condensed Statement of Financial Condition as of December 31, 2014 and 2013, and the condensed Statement of Operations for the year ended December 31, 2014 and 2013 for the above equity method joint ventures in the aggregate was as follows (in thousands):

	December 31,	December 31,
	2014	2013
Assets
Cash	$1,375	172
Real estate inventory	75,395	23,321
Properties and equipment	3,996	-
Other assets	4,423	557
Total assets	$85,189	24,050
Liabilities and Equity
Notes payable	$34,951	16,057
Other liabilities	9,333	1,571
Total liabilities	44,284	17,628
Total equity	40,905	6,422
Total liabilities and equity	$85,189	24,050

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Years Ended
	December 31,
	2014	2013
Total revenues	$635	-
Total costs and expenses	(1,841)	-
Net loss	$(1,206)	-

6.  Consolidated Variable Interest Entities

FAR

In consideration for BB&T assuming BBX Capital’s $285.4 million in principal amount of TruPS in connection with the sale of BankAtlantic, BB&T received from BBX Capital at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR (Class A Units in FAR) which it will hold until such time as it has recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum. At that time, BB&T’s interest in FAR will terminate, and BBX Capital, which initially holds the remaining 5% of the Class A Units and 100% of the Class R units will thereafter be entitled to any and all residual proceeds. Upon the termination of BB&T’s interest in FAR, BBX Capital will be the sole member of FAR.   FAR’s assets are expected to be monetized over a period of seven years, or longer provided BB&T’s preference amount is repaid within such seven-year period. BBX Capital provided BB&T with an incremental $35 million guarantee to further support BB&T’s recovery within seven years of the $285 million preference amount. At December 31, 2014, BB&T’s preferred interest in FAR had been reduced to approximately $12.3 million.

BBX Capital’s variable interests in FAR include its 5% preferred membership interest in the cash flows of FAR, rights to all residual cash flows after satisfaction of the preferred membership interests, and the incremental guarantee issued to BB&T. CAM also services approximately $17.6 million of FAR commercial loans and has a right of first refusal to acquire certain FAR commercial loans. It can also purchase certain commercial loans on a basis established in FAR’s operating agreement.

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

The carrying amount of the assets and liabilities of FAR and the classification of these assets and liabilities in the Company’s Statement of Financial Condition was as follows (in thousands):

	As of December 31,
	2014	2013
Cash and interest bearing deposits in banks	$4,976	8,388
Loans held-for-sale	35,423	53,846
Loans receivable, net	18,972	56,170
Real estate held-for-investment	18,340	15,509
Real estate held-for-sale	13,745	23,664
Properties and equipment, net	8,350	7,899
Other assets	638	2,413
Total assets	$100,444	167,889
BB&T preferred interest in FAR, LLC	$12,348	68,517
Principal and interest advances on residential loans	11,171	11,252
Other liabilities	1,315	1,091
Total liabilities	$24,834	80,860

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

BBX Capital’s maximum loss exposure in FAR if all of FAR’s assets were deemed worthless would have been $88.0 million as of December 31, 2014, including the incremental guarantee in favor of BB&T for repayment of the $12.3 million balance of its preferred membership interest.

JRG/BBX Development, LLC (“North Flagler”)

In October 2013, an indirect wholly-owned subsidiary of BBX Capital entered into the North Flagler joint venture with JRG USA, and in connection with the formation of the joint venture JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre real estate parcel overlooking the Intracoastal Waterway in West Palm Beach, Florida and we invested $0.5 million of cash.  This joint venture is seeking to expand land entitlements and is currently working to amend the current zoning designation and increase the parcel’s residential height restrictions with a view to increasing the value of the parcel.  We are entitled to receive 80% of any joint venture distributions until we recover our capital investment and then will be entitled to receive 70% of any joint venture distributions thereafter. We are the managing member and have control of all aspects of the operations of the joint venture.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carrying amount of the assets and liabilities of North Flagler and the classification of these assets and liabilities in the Company’s Statement of Financial Condition was as follows (in thousands):

	As of December 31,
	2014	2013
Cash and interest bearing deposits in banks	$17	298
Real estate held-for-investment	816	327
Other assets	379	-
Total assets	$1,212	625
Other liabilities	$116	12
Noncontrolling interest	$132	135

BBX Capital’s maximum loss exposure in North Flagler if all of the North Flagler’s assets were deemed worthless would have been $964,000 as of December 31, 2014.

7.  Discontinued Operations

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

Pursuant to the Agreement with BB&T, in addition to certain assets associated with the Company’s continuing Commercial Lending reporting unit, FAR retained certain assets and liabilities that were associated with the Company’s disposed reporting units (Community Banking, Tax Certificates, Investments, and Capital Services reporting units). The Company determined that the ongoing cash flows of the disposed reporting units were not significant relative to the historical cash flows from the activities of each reporting unit; therefore, the income and expenses associated with the disposed reporting units are reported in discontinued operations for the year ended December 31, 2012.  The carrying value of the disposed reporting units’ net assets transferred to FAR were $112 million as of July 31, 2012.  The results of operations and cash flows associated with the retained assets associated with the disposed reporting units were included in continuing operations for the five months ended December 31, 2012 and for the years ended December 31, 2014 and 2013.  The assets held by FAR are expected to be monetized in accordance with the terms of such assets or through orderly transactions over a seven year period or longer provided BB&T’s preferred interest is repaid within such seven-year period.  Ninety-five percent of the cash flows from these assets, net of operating expenses and a stated preferred return, will be applied toward the ongoing repayment of BB&T’s preferred interest in FAR.

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

The income from Community Banking, Investments, Capital Services and Tax Certificates reporting units included in discontinued operations and the gain on the sale of BankAtlantic in the Company’s Statement of Operations was as follows (in thousands):

For the Year
Ended December 31,
2012
Net interest income	$37,384
Provision for loan losses	18,383
Net interest income after
provision for loan losses	19,001
Gain on sale of BankAtlantic	290,642
Total non-interest income	37,234
Total non-interest expense (1)	61,634
Income from discontinued operations
before provision for income taxes	285,243
Provision for income taxes	21,005
Income from discontinued operations	$264,238

(1) General corporate overhead was allocated to continuing operations.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.   Inventories

Inventories as of December 31, 2014 and 2013 were as follows (in thousands):

	December 31,
	2014	2013
Raw materials	$4,628	4,948
Paper goods and packaging materials	3,834	129
Work in process	-	379
Finished goods	6,043	3,699
Total	$14,505	9,155

Inventories consisted of $8.6 million for Renin and $5.9 million for BBX Sweet Holdings as of December 31, 2014, respectively.  Inventories consisted of $8.4 million for Renin and $0.8 million for BBX Sweet Holdings as of December 31, 2013, respectively.  Shipping and handling fees billed to the customers were recorded as trade sales and shipping and handling fees paid by the Company were recorded in selling, general, and administrative expenses.  Included in the Company’s Statement of Operations as selling, general, and administrative expenses for the years ended December 31, 2014 and 2013 were $5.5 million and $1.0 million, respectively, of costs associated with shipping goods to customers.

9.  Loans Held-for-Sale

Loans-held-for-sale were as follows (in thousands):

	December 31,
	2014	2013
Residential	$27,331	38,223
First-lien consumer	-	4,176
Second-lien consumer	2,351	-
Small business	5,741	11,447
Total loans held-for-sale	$35,423	53,846

Loans held-for-sale are reported at the lower of cost or fair value.  The Company transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  The Company transfers loans previously held-for-sale to loans held-for-investment at the lower of cost or fair value on the transfer date.  All loans held-for-sale at December 31, 2014 and 2013 were owned by FAR.

In September 2014, FAR, based on current market conditions, decided to sell performing second-lien consumer loans.  The Company charged down these loans $2.7 million to fair value and transferred the loans to held-for-sale in the aggregate amount of $2.3 million.

During the 2013 fourth quarter, management evaluated its residential loan portfolio in light of the general appreciation of residential real estate values during 2013 and decided to transfer first lien residential and consumer loans to loans held-for-sale as of December 31, 2013.  The Company charged down its first lien residential and consumer loan portfolio by $4.1 million and reduced its allowance for loan losses by $1.4 million upon the transfer of first lien residential and consumer loans to loans held-for-sale.

In July 2014, the Company received net proceeds from the sales of its first-lien consumer loan portfolio and certain residential loans of approximately $3.2 million and $6.3 million, respectively.  Included in net gains on the sales of assets for the year ended December 31, 2014 was a $0.6 million gain from the sale of these loans.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In September 2012, subsequent to the sale of BankAtlantic to BB&T, management evaluated its loan portfolio and transferred its entire portfolio of small business loans to loans held-for-sale and transferred $14.2 million of residential loans previously held-for-sale to loans held-for-investment.  The Company charged down its small business loans by $1.3 million and reduced its allowance for loan losses by $1.1 million upon the transfer of its small business loans to loans held-for-sale.

10.  Loans Receivable

The loan portfolio consisted of the following components (in thousands):

	December 31,
	2014	2013
Commercial non-real estate	$1,326	3,331
Commercial real estate	24,189	62,937
Consumer	2,306	8,618
Residential	-	53
Total gross loans	27,821	74,939
Allowance for loan losses	(977)	(2,713)
Loans receivable -- net	$26,844	72,226

The underlying collateral for the Company’s real estate loan portfolio was located in Florida at December 31, 2014 and 2013.

The Company segregates its loan portfolio into five segments. The Company’s loan segments are: residential loans, commercial real estate loans, commercial non-real estate loans, consumer loans, and small business loans. The Company’s loan segments are described below:

Residential – represents loans secured by one to four dwelling units. Residential loans, except two residential loans in foreclosure, were transferred to loans held-for-sale as of December 31, 2013

Commercial real estate - represents loans for acquisition, development and construction of various types of properties including residential, office buildings, retail shopping centers, and other non-residential properties.

Commercial non-real estate loans - generally represent business loans secured by the receivables, inventory, equipment, and/or general corporate assets of the business.

Consumer loans - consists of loans to individuals originated through BankAtlantic’s branch network. Consumer loans are generally home equity lines of credit secured by a second mortgage on the primary residence of the borrower.  All collateral secured consumer loans are located in Florida. First-lien consumer loans were transferred to loans held-for-sale as of December 31, 2013 and sold during the year ended December 31, 2014.  Current second-lien consumer loans were transferred to loans held-for-sale during the year ended December 31, 2014.

Small business loans – consists of loans originated to businesses in principal amounts that do not generally exceed $2.0 million. The principal source of repayment for these loans is generally from the cash flow of a business. The entire portfolio of small business loans was transferred to loans held-for-sale as of September 30, 2012.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was (in thousands):

	December 31,
Loan Class	2014	2013
Commercial non-real estate	$1,326	3,331
Commercial real estate	14,464	45,540
Consumer	1,990	2,972
Residential	-	53
Total nonaccrual loans	$17,780	51,896

An age analysis of the past due recorded investment in loans receivable as of December 31, 2014 and December 31, 2013 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2014	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	996	1,326
Commercial real estate:	-	-	5,458	5,458	18,731	24,189
Consumer	-	227	1,703	1,930	376	2,306
Residential:	-	-	-	-	-	-
Total	$-	227	7,491	7,718	20,103	27,821

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2013	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	2,269	2,269	1,062	3,331
Commercial real estate:	-	-	22,729	22,729	40,208	62,937
Consumer	317	293	2,480	3,090	5,528	8,618
Residential:	-	-	53	53	-	53
Total	$317	293	27,531	28,141	46,798	74,939

(1)  The Company had no loans that were past due greater than 90 days and still accruing as of December 31, 2014 or 2013.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2014 was as follows (in thousands):

	Commercial	Commercial
	Non-Real	Real	Small
	Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$954	227	-	1,532	-	2,713
Charge-offs :	(1,939)	(1,900)	-	(3,345)	(5)	(7,189)
Recoveries :	294	8,936	321	2,307	750	12,608
Provision :	691	(7,156)	(321)	376	(745)	(7,155)
Ending balance	$-	107	-	870	-	977
Ending balance individually
evaluated for impairment	$-	-	-	-	-	-
Ending balance collectively
evaluated for impairment	-	107	-	870	-	977
Total	$-	107	-	870	-	977
Loans receivable:
Ending balance individually
evaluated for impairment	$1,326	14,464	-	1,255	-	17,045
Ending balance collectively
evaluated for impairment	$-	9,725	-	1,051	-	10,776
Total	$1,326	24,189	-	2,306	-	27,821
Proceeds from loan sales	$-	-	-	3,239	6,258	9,497
Transfer to loans held-for-sale	$-	-	-	2,299	-	2,299
Transfer from loans held-for-sale	$-	-	-	-	-	-

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2013 was as follows (in thousands):

	Commercial	Commercial
	Non-Real	Real	Small
	Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance	$1,735	1,869	-	1,261	446	5,311
Charge-offs:	-	(3,976)	-	(2,516)	(4,375)	(10,867)
Recoveries :	10,241	36,824	257	2,225	2,587	52,134
Provision :	(11,022)	(34,490)	(257)	562	1,342	(43,865)
Ending balance	$954	227	-	1,532	-	2,713
Ending balance individually
evaluated for impairment	$954	-	-	-	-	954
Ending balance collectively
evaluated for impairment	-	227	-	1,532	-	1,759
Total	$954	227	-	1,532	-	2,713
Loans receivable:
Ending balance individually
evaluated for impairment	$3,331	45,540	-	2,207	53	51,131
Ending balance collectively
evaluated for impairment	$-	17,397	-	6,411	-	23,808
Total	$3,331	62,937	-	8,618	53	74,939
Proceeds from loan sales	$2,390	1,100	-	-	-	3,490
Transfer to loans held-for-sale	$-	-	-	4,176	38,222	42,398
Transfer from loans held-for-sale	$-	-	-	-	1,312	1,312

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2012 was as follows (in thousands):

		Commercial	Commercial
		Non-Real	Real	Small
		Estate	Estate	Business	Consumer	Residential	Total
Allowance for Loan Losses:
Beginning balance		$16,407	67,053	7,168	22,554	16,705	129,887
Charge-off :		(19,237)	(55,686)	(3,991)	(9,793)	(14,658)	(103,365)
Recoveries :		893	7,435	487	1,424	2,563	12,802
Provision :		5,569	(7,839)	244	2,778	1,653	2,405
Transfer to held-for-sale
- BB&T Transaction:		(1,897)	(9,164)	(4,454)	(20,639)	(12,491)	(48,645)
Discontinued operations provision		-	70	546	4,937	6,674	12,227
Ending balance		$1,735	1,869	-	1,261	446	5,311
Ending balance individually
evaluated for impairment		$784	837	-	-	-	1,621
Ending balance collectively
evaluated for impairment		951	1,032	-	1,261	446	3,690
Total		$1,735	1,869	-	1,261	446	5,311
Loans receivable:
Ending balance individually
evaluated for impairment		$3,362	173,917	-	7,859	44,621	229,759
Ending balance collectively
evaluated for impairment		$8,644	40,130	-	9,048	10,176	67,998
Total		$12,006	214,047	-	16,907	54,797	297,757
Proceeds from loan sales	$	- -	5,864	- -	-	-	5,864
Transfer to held-for-sale
- BB&T Transaction:		$60,398	304,668	234,228	502,221	811,060	1,912,575
Transfer to held-for-sale	$	- -	20,722	19,069	- -	-	39,791
Transfer from loans held-for-sale		$-	-	-	-	14,185	14,185

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

Impaired Loans -  Loans are considered impaired when, based on current information and events, the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the actual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement.  Impairment is evaluated based on past due status for consumer and residential loans.  Impairment is evaluated as part of the Company’s on-

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

going credit monitoring process for commercial loans.  Factors considered in determining if a loan is impaired are past payment history, strength of the borrower or guarantors, and cash flow associated with the collateral or business.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or based on the fair value of the loan. Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans for all loan segments are recognized on a cash basis, unless collectability of the principal and interest amount is probable, in which case interest is recognized on an accrual basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Individually impaired loans as of December 31, 2014 and 2013 were as follows (in thousands):

	As of December 31, 2014			As of December 31, 2013
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
With a related allowance recorded:
Commercial non-real estate	$-	-	-	3,001	4,472	954
Commercial real estate:	-	-	-	-	-	-
Consumer	735	1,664	735	920	2,228	920
Residential:	-	-	-	-	-	-
Total with allowance recorded	$735	1,664	735	3,921	6,700	1,874
With no related allowance recorded:
Commercial non-real estate	$1,326	3,061	-	330	634	-
Commercial real estate:	14,464	30,546	-	45,540	79,186	-
Consumer	1,571	2,205	-	7,165	8,730	-
Residential:	-	-	-	53	189	-
Total with no allowance recorded	$17,361	35,812	-	53,088	88,739	-
Total:
Commercial non-real estate	$1,326	3,061	-	3,331	5,106	954
Commercial real estate	14,464	30,546	-	45,540	79,186	-
Consumer	2,306	3,869	735	8,085	10,958	920
Residential	-	-	-	53	189	-
Total	$18,096	37,476	735	57,009	95,439	1,874

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Average recorded investment and interest income recognized on individually impaired loans as of December 31, 2014 and 2013 were (in thousands):

	For the Year Ended
	December 31, 2014		December 31, 2013
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
With an allowance recorded:
Commercial non-real estate	$-	-	3,015	119
Commercial real estate:	-	-	-	2
Consumer	837	7	1,040	-
Residential:	-	-	-	-
Total with allowance recorded	$837	7	4,055	121
With no related allowance recorded:
Commercial non-real estate	$1,368	121	330	-
Commercial real estate:	17,575	839	47,524	1,278
Consumer	4,218	151	7,118	200
Residential:	-	-	55	-
Total with no allowance recorded	$23,161	1,111	55,027	1,478
Total:
Commercial non-real estate	$1,368	121	3,345	119
Commercial real estate	17,575	839	47,524	1,280
Consumer	5,055	158	8,158	200
Residential	-	-	55	-
Total	$23,998	1,118	59,082	1,599

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Individually impaired loans and the average recorded investment and interest income recognized on impaired loans as of December 31, 2012 (in thousands):

	As of December 31, 2012
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Income
With a related allowance recorded:
Commercial non-real estate	$3,032	3,287	784	3,032	137
Commercial real estate:	28,195	41,366	837	28,259	1,068
Consumer	-	-	-	-	-
Residential:	-	-	-	-	-
Total with allowance recorded	$31,227	44,653	1,621	31,291	1,205
With no related allowance recorded:
Commercial non-real estate	$330	634	-	330	-
Commercial real estate:	143,388	232,695	-	139,684	4,873
Consumer	16,050	20,501	-	17,887	282
Residential:	48,317	77,628	-	56,776	177
Total with no allowance recorded	$208,085	331,458	-	214,677	5,332
Total:
Commercial non-real estate	$3,362	3,921	784	3,362	137
Commercial real estate	171,583	274,061	837	167,943	5,941
Consumer	16,050	20,501	-	17,887	282
Residential	48,317	77,628	-	56,776	177
Total	$239,312	376,111	1,621	245,968	6,537

Individually impaired loans without specific valuation allowances represent loans that were written-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of the cash flows discounted at the loans’ effective interest rate were equal to or greater than the carrying value of the loans, or were collectively measured for impairment.

The Company monitors impaired collateral dependent loans and performs an impairment analysis on these loans quarterly. Generally, a full appraisal is obtained when a real estate loan is initially evaluated for impairment and an updated full appraisal is obtained within one year from the prior appraisal date, or earlier if management deems it appropriate based on significant changes in market conditions.  In instances where a property is in the process of foreclosure, an updated appraisal may be postponed beyond one year, as an appraisal is required on the date of foreclosure; however, such loans remain subject to quarterly impairment analyses and adjustments.  Included in total impaired loans as of December 31, 2014 were $13.7 million of collateral dependent loans of which $9.6 million were measured for impairment using current appraisals and one collateral dependent loan totaling $4.1 million had an appraisal postponed beyond one year pending completion of ongoing renovation on the property collateralizing the loan funded by a surety bond.

The Company had no commitments to lend additional funds on impaired loans as of December 31, 2014.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table presents the amount of accruing and non-accruing commercial loans by class as of December 31, 2014 (in thousands):  (

	Commercial
	Non	Commercial
	Real Estate	Real Estate
Accruing	$-	9,725
Non-accruing	1,326	14,464
Total	$1,326	24,189

The following table presents the amount of accruing and non-accruing commercial loans by class as of December 31, 2013 (in thousands):

	Commercial
	Non	Commercial
	Real Estate	Real Estate
Accruing	$-	17,397
Non-accruing	3,331	45,540
Total	$3,331	62,937

The Company monitors the credit quality of its portfolio of consumer loans based on past due status.  Consumer loans past due 90 days or more are placed on non-accrual. The Company had $2.0 million and $3.0 million of non-accrual consumer loans as of December 31, 2014 and 2013, respectively.

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

There were no troubled debt restructurings during the years ended December 31, 2014 or 2013.  Troubled debt restructurings during the year ended December 31, 2012 were as follows (dollars in thousands):

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	For the Year Ended
	December 31, 2012
		Recorded
	Number	Investment
Troubled Debt Restructurings
Commercial non-real estate	-	$-
Commercial real estate	-	-
Small business	-	-
Consumer	1	47
Residential	1	62
Total Troubled Debt Restructured	2	$109

There were no loans modified in troubled debt restructurings since January 1, 2012 that experienced a payment default during the years ended December 31, 2014 and 2013.  The following table represents the recorded investment of loans that were modified in troubled debt restructurings beginning January 1, 2011 and experienced a payment default during the year ended December 31, 2012 (dollars in thousands):

	For the Year Ended
	December 31, 2012
		Recorded
	Number	Investment
Troubled Debt Restructurings which
have subsequently defaulted:
Commercial non-real estate	-	$-
Commercial real estate	6	27,377
Small business	-	-
Consumer	-	-
Residential	9	627
Total Troubled Debt Restructured	15	$28,004

11.  Real Estate Held-for-Investment and Real Estate Held-for-Sale

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of December 31,	As of December 31,
	2014	2013
Land	$33,505	18,268
Rental properties	1,748	6,168
Residential single-family	4,385	6,447
Other	2,095	3,088
Total held-for-sale	$41,733	33,971

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of December 31,	As of December 31,
	2014	2013
Land	$60,356	79,656
Rental properties	14,445	26,891
Other	789	789
Total held-for-investment	$75,590	107,336

The following table presents the activity in real estate held-for-sale and held-for-investment for the years ended December 31, 2014 and 2013 (in thousands):

	For the Years Ended
	December 31, 2014		December 31, 2013
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period	$33,971	107,336	45,637	37,413
Acquired through foreclosure	5,300	16,100	18,978	63,199
Transfers	28,018	(28,018)	-	-
Purchases	2,313	1,977	-	6,063
Improvements	-	2,831	-	575
Accumulated depreciation	-	(431)	-	-
Sales	(26,973)	(16,200)	(26,751)	(465)
Impairments	(896)	(8,005)	(3,893)	551
End of Period	$41,733	75,590	33,971	107,336

The following table presents the real estate held-for-sale valuation allowance activity for the years ended December 31, 2014 and 2013 (in thousands):

	For the Years Ended
	December 31,
	2014	2013
Beginning of period	$4,818	3,729
Impairments	896	3,893
Sales	(2,774)	(2,804)
End of period	$2,940	4,818

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Real estate losses included in the Company’s Statement of Operation were as following (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Real estate acquired in settlement of
loans and tax certificates:
Income from real estate operations	$5,516	4,161	4,187
Real estate operating expenses	(6,296)	(5,807)	(5,896)
Impairment of real estate	(8,901)	(3,342)	(9,078)
Net gains on the sales of assets	4,677	4,155	788
Net real estate losses	$(5,004)	(833)	(9,999)

12. Properties and Equipment

Properties and equipment was comprised of (in thousands):

	As of December 31,
	2014	2013
Land	$2,270	2,270
Buildings and leasehold improvements	9,868	9,750
Furniture and equipment	7,573	3,364
Total	19,711	15,384
Less accumulated depreciation	(2,032)	(560)
Office properties and equipment - net	$17,679	14,824

Included in selling, general and administrative expenses on the Company’s Consolidated Statement of Operations was $2.0 million, $0.7 million and $5.5 million of depreciation expense for the years ended December 31, 2014, 2013 and 2012, respectively.  During the year ended December 31, 2013, the Company sold a public storage operating facility with a carrying value of $4.9 million for a $1.0 million gain.

Land and buildings with a carrying value of $2.1 million were pledged as collateral for the $1.6 million Centennial Bank loan.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.  Income Taxes

U.S. and foreign components of income (loss) before income taxes from continuing operations were as follows (in thousands):

	For the Years Ended
	December 31,
	2014	2013
U.S.	$4,378	48,643
Foreign	(3,175)	(963)
Income from continuing operations before income taxes	$1,203	47,680

The (benefit) provision for income taxes and the (benefit) provision for income taxes from continuing operations consisted of (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Continuing operations	$(3,101)	20	(18,744)
Discontinued operations	-	-	21,005
Total (benefit) provision
for income taxes	$(3,101)	20	2,261
Continuing operations:

Current:
Federal	$6	-	-
State	-	20	-
Total current	6	20	-
Deferred:
Federal	(2,605)	-	(16,071)
State	(502)	-	(2,673)
Total deferred	(3,107)	-	(18,744)
(Provision) benefit for income
taxes from continuing operations	$(3,101)	20	(18,744)

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company's actual provision (benefit) for income taxes from continuing operations differs from the Federal expected income tax provision (benefit) as follows (in thousands):

	For the Years Ended December 31,
	2014		2013		2012
Income tax provision (benefit) at
expected federal income tax
rate of 35%	$421	35.00%	16,688	35.00%	(16,527)	35.00%
(Decrease) increase resulting from:
(Benefit) provision for state taxes
net of federal benefit	(369)	-30.67%	2,003	4.20%	(1,738)	3.68%
Taxes related to subsidiaries not consolidated for income taxes	(6,963)	-578.80%	(6,054)	-12.70%	-	0.00%
Sale of BankAtlantic	-	0.00%	5,884	12.34%	-	0.00%
Nondeductible executive compensation	1,883	156.52%	2,223	4.66%	-	0.00%
Valuation allowance	1,407	116.96%	(22,584)	-47.36%	-	0.00%
Acquisition related costs	217	18.04%	38	0.08%	-	0.00%
Penalties	350	29.09%	-	0.00%	-	0.00%
Other - net	(47)	-3.91%	1,822	3.82%	(479)	1.01%
(Benefit) provision for income taxes	$(3,101)	-257.77%	20	0.04%	(18,744)	39.69%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	For the Years Ended December 31,
Deferred tax assets:	2014	2013	2012
Allowance for loans and impairments for
financial statement purposes	$17,666	15,354	21,914
Federal and State NOL and tax credit carryforward	64,132	63,781	74,494
Real estate held for development and sale capitalized costs for tax purposes
in excess of amounts capitalized for financial statement purposes	3,841	3,137	5,338
Accumulated other comprehensive income	-	-	-
Share based compensation	1,302	691	883
Other	-	-	2,919
Total gross deferred tax assets	86,941	82,963	105,548
Less valuation allowance	(83,970)	(82,563)	(105,548)
Total deferred tax assets	2,971	400	-
Deferred tax Liabilities:
Intangible assets	1,912	-	-
Properties and equipment	1,043	-	-
Other	16	400	-
Total gross deferred tax liabilities	2,971	400	-
Net deferred tax (liability) asset	-	-	-
Less net deferred tax asset at beginning of period	-	-	-
Net deferred tax liabilities from acquisitions	3,107	-	-
Change in deferred tax valuation allowance for continuing operations	-	-	(2,261)
Decrease in accumulated other comprehensive income	-	-	-
Benefit (provision) for deferred income taxes	3,107	-	(2,261)
Provision for deferred income taxes - discontinued operations	-	-	(21,005)
Benefit for deferred income taxes - continuing operations	$3,107	-	18,744

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Activity in the deferred tax valuation allowance was (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Balance, beginning of period	$82,563	105,548	211,326
Other comprehensive loss	-	-	(4,731)
Increase (decrease) included in continuing operations	1,407	(22,584)	-
Acquisitions	-	(401)	-
Decrease included in discontinued operations	-	-	(101,047)
Balance, end of period	$83,970	82,563	105,548

The Company evaluates its deferred tax assets to determine if valuation allowances are required. In its evaluation, management considers taxable loss carry-back availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more-likely-than-not standard. The Company had a taxable loss during the year ended December 31, 2014 and the Company concluded that it was more-likely-than-not that it would not generate sufficient taxable income in subsequent periods in order to recognize the deferred tax assets as of December 31, 2014.  Based on the Company’s evaluation, a deferred tax valuation allowance of $84.0 million, $82.6 million and $105.5 million was maintained against its net deferred tax assets as of December 31, 2014, 2013 and 2012, respectively.  The Company’s deferred tax assets as of December 31, 2014 for which it has not established a valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences.

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

In connection with the 2014 Acquisitions the Company established net taxable temporary differences as a result of recording for financial reporting purposes identifiable intangible assets and properties and equipment in excess of amounts recognized for tax purposes.  After considering the taxable temporary differences established in connection with the 2014 Acquisitions, the Company reduced its deferred tax asset valuation allowance and recognized $3.1 million benefit for income taxes.

Generally, the amount of tax expense or benefit allocated to continuing operations is determined without regard to the tax effects of other categories of income or loss, such as other comprehensive income. However, an exception to the general rule is provided when, in the presence of a valuation allowance against deferred tax assets, there is a pretax loss from continuing operations and pretax income from other categories. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations. During the year ended December 31, 2012, the Company reduced its deferred tax valuation allowance from continuing operations by $18.7 million to reflect the allocation of income from discontinued operations to continuing operations.

Included in the Company’s deferred tax assets as of December 31, 2014 was $119.8 million of federal income tax NOL carry-forwards, of which $58.4 million expire in 2030,  $59.8 million expire in 2031 and $1.6 million expire in 2034. The Company’s federal tax credit carry-forwards were $2.1 million at December 31, 2014 and expire from 2025 to 2029.

BBX Capital and its subsidiaries currently file consolidated federal and state income tax returns.  BBX Capital filed separate state income tax returns for years ending prior to December 31, 2011. The Company’s state NOL carry-forwards were $540.6 million as of December 31, 2014 and expire from 2024 through 2034.  Renin’s Canadian subsidiaries’ earnings are subject to taxation in Canada and the United Kingdom.  Renin had taxable losses in these tax jurisdictions during the two months ended December 31, 2013 and the year ended December 31, 2014.  The Company’s foreign income tax NOL carryforwards were $3.3 million and expire from 2023 to 2024.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s income tax returns for all years subsequent to the 2010 tax year are subject to examination. Various state jurisdiction tax years remain open to examination. There were no income tax filings under examination as of December 31, 2014.

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

14.  Deposits

The Company had no outstanding deposits at December 31, 2014 and 2013 as all deposits were assumed by BB&T in connection with the acquisition of BankAtlantic in the BB&T Transaction.

Interest expense by deposit category included in discontinued operations for the year ended December 31, 2012 was (in thousands):

Money fund savings and NOW accounts	$5,023
Savings accounts	341
Certificate accounts	1,743
Less early withdrawal penalty	(47)
Total	$7,060

15.   Junior Subordinated Debentures

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

The statutory business trusts’ condensed combined Statements of Operations for the years ended December 31, 2012 was as follows (in thousands):

For the Year Ended
Statement of Operations	December 31, 2012

Interest income from junior subordinated debentures	$9,695
Interest expense	(9,414)
Net income	$281

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16.   Notes Payable to Related Parties

The Company issued an $11.75 million promissory note in Woodbridge’s favor as part of the Company’s consideration for its investment in Woodbridge.  The note has a term of five years maturing in April 2018, accrues interest at a rate of 5% per annum and requires the Company to make payments of interest only on a quarterly basis during the term of the note, with all outstanding amounts being due and payable at the end of the five-year term. The outstanding balance of the Woodbridge notes payable as of December 31, 2014 and 2013 was $11.75 million.

The Renin Transaction was partially funded by notes payable from Bluegreen.  The Bluegreen loan included a $3.0 million term loan and provided for additional borrowings of up to $9.0 million on a revolving basis, subject to terms of a borrowing basis specified in the loan.  Amounts outstanding under the loan bore interest at a fixed rate of 7.25% per annum and were collateralized by substantially all of the assets of Renin.  The outstanding balance of the Bluegreen loan as of December 31, 2013 was $9.7 million.  The Bluegreen loan was paid-in-full in June 2014 from the proceeds received from a financing with a third party financial institution (see Note 17 Notes Payable) and pro rata capital contributions to Renin from the Company and BFC of $2.0 million and $0.5 million, respectively.

As part of the closing of the Hoffman’s acquisition, one of the entities acquired borrowed $250,000 from the sellers in the transaction to fund working capital.  The sellers remained employees of Hoffman’s subsequent to the acquisition and are considered related parties. The loan bore interest at 7% per annum and was repaid on February 28, 2014 in accordance with its terms.

17.   Notes Payable

The following notes payable were outstanding as of December 31, 2014 or 2013 (in thousands):

	December 31,
	2014	2013
Florida Community Bank	$-	8,579
Wells Fargo	8,028	-
Centennial Bank	1,645	-
Acquisition notes and holdback amounts	8,230	455
Other	20	-
Total notes payable	$17,923	9,034

Effective December 31, 2012, CAM acquired a third party’s 32.2% participant interest in a non-performing commercial real estate loan held by CAM for $9.0 million payable pursuant to a promissory note. The note had an effective date of December 31, 2012 and matures on February 1, 2020. The note bears interest at the “Wall Street Journal Prime Rate” plus 100 basis points per annum and was payable monthly. The note was payable interest only for the first year and commencing on January 1, 2014 and continuing each succeeding month, CAM was required to make $27,000 of monthly principal payments.  CAM completed the foreclosure on the underlying property of the non-performing commercial loan in November 2013 and the $9.0 million note was secured by a mortgage on the property.  The note may be prepaid in whole or in part without a prepayment fee.  BBX Capital provided the participant a $4.5 million unconditional limited guaranty to further support the repayment of the note.  The note was recorded at a $0.5 million discount as the fair value of the participant’s interest in the collateral had a fair value less cost to sell of $8.5 million.  The $30.7 million property was included in real estate held-for-investment in the Company’s Consolidated Statement of Financial Condition as of December 31, 2013.  The promissory note outstanding balance, net of the discount, was $8.6 million as of December 31, 2013.   In July 2014, the Company entered into a joint venture with CC Bonterra, contributed the property to the joint venture  and the joint

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

venture assumed the note. CAM remained liable as a co-borrower on the note with the joint venture. In March 2015, the joint venture refinanced the note into a $31.0 million acquisition and development loan.  The Company is a guarantor for 26.3% of the joint venture’s $31.0 million acquisition and development loan.

On June 11, 2014, Renin entered into a credit agreement (the “WF Credit Agreement”) with Wells Fargo Capital Finance Corporation (“Wells Fargo”).  Under the terms and conditions of the WF Credit Agreement, Wells Fargo made a $1.5 million term loan to Renin. The WF Credit Agreement also includes a revolving advance facility pursuant to which Wells Fargo agreed to make loans to Renin on a revolving basis up to a maximum of approximately $18 million or, if lesser, the Borrowing Base (as defined in the WF Credit Agreement), subject to Renin’s compliance with the terms and conditions of the WF Credit Agreement, including certain specific financial covenants as discussed below. Upon execution of the WF Credit Agreement and funding of the term loan, Wells Fargo also made loans to Renin in the aggregate amount of approximately $6.5 million under the revolving advance facility.

Amounts outstanding under the term loan and loans made under the revolving advance facility bear interest at the Canadian Prime Rate or the daily three month LIBOR rate plus a margin specified in the WF Credit Agreement at various rates between 0.5% per annum and 3.25% per annum. The revolving advance facility also includes a 0.25% per annum fee charged on the amount of unused commitment. The term loan and borrowings under the revolving advance facility require monthly interest payments. In addition, beginning on October 1, 2014, the term loan requires quarterly principal repayments of $75,000. The maturity date under the WF Credit Agreement with respect to the term loan and all loans made pursuant to the revolving advance facility is June 11, 2019.

Under the terms and conditions of the WF Credit Agreement, Renin was originally required to comply with certain financial covenants from June 30, 2014 to November 30, 2014, including limits on monthly capital expenditures and the achievement of monthly EBITDA (as defined in the WF Credit Agreement) in amounts equal to or greater than specific amounts set forth in the WF Credit Agreement. However, the WF Credit Agreement was amended in October 2014 replacing the EBITDA financial covenants requirements for each month ended during the period from September 2014 through November 2014 with a Fixed Charge Coverage Ratio (as defined in the amended WF Credit Agreement).  In addition, beginning on December 1, 2014, Renin is required to maintain as of the end of each month a certain specified Fixed Charge Coverage Ratio (as defined in the WF Credit Agreement) measured on a trailing twelve-month basis. The WF Credit Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of Renin to incur liens or engage in certain asset dispositions, mergers or consolidations, dissolutions, liquidations or winding up of its businesses. The loans are collateralized by all of Renin’s assets.  Renin is in compliance with the WF Credit Agreement loan covenants as of December 31, 2014.

In October 2014, BBX Sweet Holdings acquired the outstanding common shares of Anastasia.  A portion of the purchase consideration was a $7.5 million promissory note.   The promissory note bears interest at 5% per annum and is payable in four annual payments of principal and accrued interest as follows:  $2.0 million plus accrued interest on October 1, 2015, $2.0 million plus accrued interest on October 1, 2016, $2.0 million plus accrued interest on October 1, 2017 and the final payment of $1.5 million plus accrued interest on October 1, 2018.  The repayment of the promissory note is guaranteed by BBX Capital and secured by the common stock of Anastasia.  The Anastasia note payable was recorded at a $0.3 million discount to reflect the fair value of the note payable at the acquisition date.

In October 2014, a wholly-owned subsidiary of BBX Sweet Holdings borrowed $1.7 million from a financial institution in the form of a promissory note for working capital. The note bears interest at a fixed rate of 5.25% per annum for the first five years and adjusts to the 5-year US Treasury SWAP Rate in effect on the change date plus 345 basis points for the remaining five year term of the note.  The note requires monthly principal and interest payments based upon a 25 year amortization schedule and is due and payable in October 2024.  BBX Sweet Holdings and BBX Capital are guarantors of the note.

The purchase consideration for the December 2013 acquisition of Hoffman’s and the 2014 acquisitions of Helen Grace, Jer’s, and Williams and Bennett included holdback amounts (the “Holdbacks”) in the form of promissory notes.  The Holdbacks had an aggregate balance at origination of $1.1 million, bear interest at interest rates ranging from 1.65% to 4.00% and mature from January 2015 through December 31, 2015. The Holdbacks serve as security for the sellers’ obligations under the respective purchase and sale agreements including the indemnity obligations and performance under each of the seller’s non-competition agreements.  The Holdbacks were recorded at an $82,000 premium to reflect the fair

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

value of the Holdbacks at the acquisition date.  The obligation of BBX Sweet Holdings to pay the sellers any portion of the Holdbacks is guaranteed by BBX Capital.  BBX Sweet Holdings paid to the sellers $50,000 of the Holdbacks during the year ended December 31, 2014 and $450,000 of the Holdbacks in January 2015.

The aggregate notes payable discount recorded in the Company’s Statement of Financial Condition as of December 31, 2014 and 2013 was $320,000 and $421,000, respectively.

The annual maturities of notes payable as of December 31, 2014 was as follows (in thousands):

Year Ending	Note
December 31,	Payable
2015	3,370
2016	2,300
2017	2,300
2018	1,800
2019	6,828
Thereafter	1,645
Total	$18,243

18.  Employee Benefit Plans

The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

		For the Years Ended December 31,
		2014	2013	2012
Employee salary contribution Limit (1)		$17.5	17.5	17.0
Percentage of salary limitation	%	75	75	75
Total match contribution (2)		$150	-	-

(1)	For the years ended December 31, 2014, 2013 and 2012 employees over 50 were entitled to contribute $23,000, $23,000 and $22,500, respectively.
(2)	The employer match vests immediately. The Company did not offer an employer match for the years ended December 31, 2013 and 2012.

Included in the gain on the sale of BankAtlantic in discontinued operations in the Company’s Statement of Operations during the year ended December 31, 2012 was $22.4 million of pension losses associated with the under-funded pension plan amount and the unrecognized net losses from pension investments.  The obligations for BankAtlantic’s defined benefit plan were assumed by BB&T.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.  Commitments and Contingencies

The Company is a lessee under various operating leases for real estate and equipment.  The approximate minimum future rental payments under such leases, as of December 31, 2014, for the periods shown are (in thousands):

Year Ending December 31,	Amount
2015	$2,769
2016	2,456
2017	2,418
2018	2,139
2019	1,773
Thereafter	5,296
Total	$16,851

The Company incurred rent expense, including rent expense related to our discontinued operations for the year ended December 31, 2012, for the periods shown (in thousands):

	As of December 31,
	2014	2013	2012
Rental expense for premises and equipment	$3,207	1,039	4,515

The Company had no commitments to extend credit as of December 31, 2014.

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

During the year ended December 31, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by a wholly-owned subsidiary of BBX Capital refinanced its land acquisition loan with a financial institution.  BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of December 31, 2014.

In October 2014, a wholly-owned subsidiary of BBX Sweet Holdings borrowed $1.7 million from a financial institution in the form of a promissory note.  BBX Sweet Holdings and BBX Capital are guarantors of the note.

In July 2014, the Company entered into a joint venture agreement with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah Florida. The Company transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  CAM remained liable as a co-borrower on the mortgage that was assumed by the joint venture.  The mortgage was also guaranteed by BBX Capital and had an outstanding balance of $8.2 million as of December 31, 2014.  In March 2015, the joint venture refinanced the $8.3 million mortgage loan into a $31.0 million acquisition and

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

development loan.  The Company is a guarantor for 26.3% of the joint venture’s $31.0 million acquisition and development loan.

BBX Capital is the guarantor on BBX Sweet Holdings’ other notes payable and holdback payments issued in connection with its acquisitions with an aggregate balance of $1.1 million at December 31, 2014.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company accrued $1.4 million for these matters as of December 31, 2014. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimated. Management currently estimates the aggregate range of reasonably possible losses as $0 to $4.2 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2014. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

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

BBX Shareholders Lawsuit Challenging the Merger with BFC

On May 30, 2013, Haim Ronan filed a purported class action against BFC, BBX Merger Sub, BBX Capital and the members of BBX Capital’s board of directors seeking to represent BBX Capital’s shareholders in a lawsuit challenging the currently proposed merger between BFC and BBX Capital. In this action, which is styled Haim Ronan, On Behalf of Himself and All Others Similarly Situated, v. Alan B. Levan, John E. Abdo, Jarett S. Levan, Steven M. Coldren, Bruno L. Di Giulian, Charlie C. Winningham, II, David A. Lieberman, Willis N. Holcombe, Anthony P. Segreto, BBX Capital Corporation, BFC Financial Corporation and BBX Merger Sub, LLC and was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, Mr. Ronan asserted as a cause of action that the individual defendants breached their fiduciary duties of care, loyalty and good faith, in part, by failing to obtain a high enough price for the shares of BBX Capital’s Class A Common Stock to be acquired by BFC in the merger. Mr. Ronan also asserted a cause of action against BFC and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. Mr. Ronan is seeking an injunction blocking the proposed merger. On May 31, 2013, in an action styled John P. Lauterbach, on Behalf of Himself and All Others Similarly Situated, v. BBX Capital Corporation, John E. Abdo, Norman H. Becker, Steven M. Coldren, Bruno L. Di Giulian, John K. Grelle, Willis N. Holcombe, Alan B. Levan, Jarett S. Levan, David A. Lieberman, Anthony P. Segreto, Charlie C. Winningham II, Seth M. Wise, BFC Financial Corporation and BBX Merger Sub, LLC and filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida, John P. Lauterbach filed a purported class action against all of the defendants named in Mr. Ronan’s complaint, challenging the currently proposed merger for substantially

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the same reasons as set forth in Mr. Ronan’s complaint, but asserting an additional, direct cause of action for breach of fiduciary duties against BFC, Alan B. Levan and John E. Abdo. Mr. Lauterbach also added as defendants Norman H. Becker, who was appointed to BBX Capital’s board of directors on May 7, 2013, as well as Seth M. Wise, who serves as an executive officer and director of BFC and as an executive officer of BBX Capital, and John K. Grelle, who serves as an executive officer of BFC and BBX Capital. On September 4, 2013, the Ronan and Lauterbach actions were consolidated into a single action styled In Re BBX Capital Corporation Shareholder Litigation, with the complaint filed in the Lauterbach action being the operative complaint in the consolidated action. On October 11, 2013, the plaintiffs filed an amended complaint in the consolidated action.  In the amended complaint, which includes the same causes of action set forth in the Lauterbach complaint, the plaintiffs: (i) allege that the merger, including the exchange ratio and other terms and conditions of the merger agreement, is unfair to BBX Capital’s minority shareholders and is the product of unfair dealing on the part of the defendants; (ii) allege that the defendants initiated, timed, negotiated and structured the merger for the benefit of BFC and to the detriment of BBX Capital’s minority shareholders, including that BFC and its and BBX Capital’s management caused BBX Capital to engage in transactions which had the effect of reducing BBX Capital’s intrinsic value; (iii) challenge the independence of the members of BBX Capital’s special committee and the process pursuant to which BBX Capital’s special committee engaged its legal and financial advisors, and negotiated and approved the merger agreement, including limitations on its ability to pursue alternative transactions; (iv) assert that BBX Capital’s shareholders’ rights to appraisal do not constitute an adequate remedy; and (v) allege that the joint proxy statement/prospectus contains material misrepresentations and does not contain adequate disclosure regarding the merger and specifically the value of BBX Capital and the shares of its Class A Common Stock, and fails to provide the plaintiffs and BBX Capital’s minority shareholders the information necessary to determine whether the merger consideration is fair. On November 8, 2013, defendants filed a motion to dismiss the amended complaint arguing that plaintiffs’ remedies were limited to an action for appraisal under Florida law.  On April 8, 2014, the Court denied defendants’ motion to dismiss.  On April 11, 2014, plaintiffs filed a motion for class certification and on April 18, 2014, plaintiffs filed a Second Amended Class Action Complaint.  The Second Amended Class Action Complaint added allegations with respect to BBX Capital’s March 21, 2014 definitive proxy statement.  Specifically, plaintiffs allege that in the definitive proxy statement defendants set a vote date of April 29, 2014, but failed to provide full and accurate disclosure regarding: (i) the timing of the merger, (ii) the status of the listing of the new shares; (iii) transactions impacting valuation following the negotiation of the exchange ratio; (iv) the per share value of shares held by BBX Capital’s minority shareholders and (v) the fundamental assumptions underlying the opinion of BBX Capital’s financial advisor.  On November 5, 2014 the Court denied Plaintiffs’ motion for class certification and ordered the case dismissed with prejudice.  Plaintiffs filed a Notice of Appeal with the Fourth District Court of Appeal (which was later dismissed), and after BBX Capital and BFC publicly disclosed that they mutually agreed to terminate the proposed merger, Plaintiffs filed a motion with the trial court to vacate the dismissal order and to dismiss the action as moot. On January 27, 2015, the trial court entered a final order vacating the dismissal order and dismissing the action as moot without prejudice.

Securities and Exchange Commission Complaint

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, BBX Capital’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX Capital’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleges that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The Court denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.

On December 15, 2014, after a six-week trial, the jury found in favor of BBX Capital and Alan B. Levan with respect to the disclosures made during an April 2007 earnings conference call and in BBX Capital’s quarterly reports on Form 10-Q for the 2007 first and second quarters, but found that they had engaged in an act of fraud or deceit toward shareholders or prospective investors by making materially false statements knowingly or with severe recklessness (1) with respect to three statements in the July 25, 2007 conference call referenced above, and (2) in their decision to sell certain loans in the fourth quarter of 2007 and failing to classify the loans as held-for sale in the 2007 Annual Report on Form 10-K.  The jury also found that Mr. Levan made or caused to be made false statements to the independent accountants regarding the held for sale issue.

On January 12, 2015, BBX Capital and Alan B. Levan filed a motion for a new trial and a motion for judgment as a matter of law which were denied by the Court. The SEC has filed a motion for a final judgment: (i) permanently barring

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Alan B. Levan from serving as an officer or director of any SEC reporting company; (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Alan B. Levan; and (iii) permanently restraining BBX Capital and Alan B. Levan from violating securities laws.  BBX Capital believes the claims to be without merit, continues to vigorously defend the action and intends to appeal any judgment entered to the Eleventh Circuit Court of Appeals.

On January 14, 2015, we received notice from our insurance carrier that, based upon its interpretation of the jury verdict in this action, the carrier does not believe it is obligated to advance further payments towards fees and costs incurred in connection with this action and that it reserves its right to obtain reimbursement of the amounts it previously advanced with respect to this action.  We have received legal fee and cost reimbursements from our insurance carrier in connection with this action of approximately $5.8 million as of December 31, 2014.

New Jersey Tax Sales Certificates Antitrust Litigation

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly owned subsidiary of CAM, among others as defendants.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction. BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs filed a Consolidated Amended Complaint on January 6, 2014.  While BBX Capital believes the claims to be without merit, BBX Capital has reached an agreement in principle with the plaintiffs to settle the action, subject to execution of a definitive agreement and court approval.

20.  Restricted Stock, Common Stock and Common Stock Option Plans

Class A Common Stock Share Repurchase Program

In September 2014, the Company’s Board of Directors’ approved a share repurchase program and authorized management, at its discretion, to repurchase up to $20 million of BBX Capital’s Class A Common Stock from time to time, subject to market conditions and other factors considered by management to be appropriate at the time of repurchase.   There were no common shares repurchased during the year ended December 31, 2014.

BankAtlantic Bancorp Restricted Stock and Stock Option Plans:

The Company has two share-based compensation plans:  the 2005 Restricted Stock and Option Plan and the BBX Capital Corporation 2014 Stock Incentive Plan.  The maximum term of incentive stock options and non-qualifying stock options issuable under each of these plans is ten years.  Vesting is established by the Compensation Committee of the Board of Directors (the “Compensation Committee”) in connection with each grant of options or restricted stock. All directors’ stock options vest immediately.   The 2005 Restricted Stock and Option Plan provides that up to 1,875,000 shares of Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan, and at December 31, 2014 no shares remained available for grants of awards under the 2005 Plan. The 2014 Stock Incentive Plan provides that up to 1,000,000 shares of Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan, and at December 31, 2014 603,918 shares remained available for grants of awards under the 2014 Stock Incentive Plan.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of the Company’s non-vested restricted Class A common share activity:

	Class A	Weighted
	Non-vested	Average
	Restricted	Grant date
	Stock	Fair Value per Share
Outstanding at December 31, 2011	211,900	$6.96
Vested	(142,900)	6.20
Forfeited	(4,000)	6.20
Granted	1,130,406	6.55
Outstanding at December 31, 2012	1,195,406	$6.53
Vested	(315,104)	6.52
Forfeited	-	-
Granted	430,000	13.33
Outstanding at December 31, 2013	1,310,302	$8.76
Vested	(315,102)	6.52
Forfeited	-	-
Granted	396,082	16.58
Outstanding at December 31, 2014	1,391,282	$11.50

In October 2014, the Board of Directors granted in the aggregate  396,082 shares of restricted Class A common stock (“RSAs”) under the 2014 Stock Incentive Plan to certain of its executive officers.  The grant date fair value was calculated based on the closing price of the Company’s Class A common stock on the grant date. The RSAs vest pro-rata over  a four year period beginning September 30, 2015 and had a fair value of $16.58 per share at the grant date.

In October 2013, the Board of Directors granted in the aggregate  430,000 RSAs under the 2005 Restricted Stock and Option Plan to certain of its executive officers.  The grant date fair value was calculated based on the closing price of the Company’s Class A common stock on the grant date. The RSAs vest four years from the grant date or October 8, 2017.  The RSAs had a fair value of $13.33 per share at the grant date.

In November 2012, the Company entered into employment agreements with certain of its executive officers.  Pursuant to the terms of their employment agreements, the Company granted in the aggregate  1,130,406 RSAs under the 2005 Restricted Stock and Option Plan.    The grant date fair value was calculated based on the closing price of the Company’s Class A common stock on the grant date. The RSAs vest pro-rata over  a four year period beginning September 30, 2013 and had a fair value of $6.55 per share at the grant date. Upon the vesting of 282,602 RSAs on September 30, 2013, and in accordance with the Plan, the Company retained 114,480 of the underlying shares of Class A Common Stock in order to meet $1.6 million of minimum statutory tax withholding requirements.  The 114,480 shares of Class A Common Stock were retired.  Upon the vesting of 282,602 RSAs on September 30, 2014, and in accordance with the Plan, the Company retained 115,866 of the underlying shares of Class A Common Stock in order to meet $2.0 million of minimum statutory tax withholding requirements.  The 115,866 shares of Class A Common Stock were retired.

As of December 31, 2014, the total unrecognized compensation cost related to non-vested restricted stock compensation was approximately $13.4 million. The cost of these non-vested RSAs is expected to be recognized over a weighted-average period of approximately 18 months. The fair value of shares vested during the years ended December 31, 2014, 2013 and 2012 was $5.5 million, $4.3 million  and $684,000 respectively.    The vesting of 72,400 RSAs was accelerated with respect to employees employed by BankAtlantic at the closing of the BB&T Transaction.  As a consequence, the Company recognized $0.4 million of compensation expense upon the vesting of these RSA’s on July 31, 2012.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In March 2015 our Board of Directors approved an amendment to both the BBX Capital Corporation 2014 Stock Incentive Plan and the 2005 Restricted Stock and Option Plan. The amendment to each Plan authorizes the Compensation Committee to issue restricted stock awards in the form of restricted stock units rather than just restricted stock.  Following the amendment, the Company and its executive officers agreed to retire any shares of the Company’s outstanding restricted Class A common stock awards (“RSAs”) previously issued in the name of the Compensation Committee and subject to forfeiture until vested in exchange for the Company issuing to the executive officers restricted Class A common stock units (“RSUs”) resulting in the retirement of 1,391,282 Class A common shares. Pursuant to the terms of the RSUs the Company promises to issue Class A common stock only at the time the underlying units vest.  The RSUs issued have the same terms, and cover the same number of underlying shares of Class A common stock, as the RSAs that were retired.

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

The following is a summary of the Company’s Class A common stock option activity:

		Weighted	Weighted
	Class A	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)
Outstanding at December 31, 2011	92,230	$277.25	3.1
Exercised	-	-
Forfeited	(55,426)	306.63
Expired	-	-
Granted	-	-
Outstanding at December 31, 2012	36,804	233.00	3.1
Exercised	-	-
Forfeited	(7,559)	124.57
Expired	(7,963)	185.82
Granted	-	-
Outstanding at December 31, 2013	21,282	289.17	2.5
Exercised	-
Forfeited	-	-
Expired	(5,801)	455.00
Granted	-	-
Outstanding at December 31, 2014	15,481	$227.03	2.3	$-
Exercisable at December 31, 2014	15,481	$227.03	2.3	$-
Available for grant at December 31, 2014	-

There were no options granted or exercised during each of the years in the three year period ended December 31, 2014.  Upon the consummation of the BB&T Transaction and the transfer of employees to BB&T, options to acquire 55,426 shares of Class A Common Stock were forfeited.

Included in the Company’s Consolidated Statements of Operations in compensation expense was $3.7 million, $2.5 million and $1.1 million of share-based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively. There was no recognized tax benefit associated with the compensation expense for the years ended December 31, 2014, 2013 and 2012 as it was not more likely than not that the Company would realize the tax benefits associated with the share based compensation expense.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21.  Earnings per Share

The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2014, 2013 and 2012 (in thousands, except share data).

	For The Years Ended December 31,
	2014	2013	2012
Basic earnings per share
Numerator:
Continuing operations	$4,304	47,660	(28,476)
Less: net loss attributable to
non controlling interest	391	179	-
Continuing operation attributable
to BBX Capital Corporation	4,695	47,839	(28,476)
Discontinued operations	-	-	264,238
Net income	$4,695	47,839	235,762
Denominator:
Basic weighted average number
of common shares outstanding	16,043,219	15,843,127	15,720,217
Basic earnings per share from:
Continuing operations	$0.29	3.02	(1.81)
Discontinued operations	-	-	16.81
Basic earnings per share	$0.29	3.02	15.00

	For the Years Ended December 31,
	2014	2013	2012
Diluted loss per share
Numerator:
Continuing operations	$4,304	47,660	(28,476)
Less: net income attributable to
non controlling interest	391	179	-
Continuing operation attributable
to BBX Capital Corporation	4,695	47,839	(28,476)
Discontinued operations	-	-	264,238
Net income	$4,695	47,839	235,762
Denominator:
Basic weighted average number of
common shares outstanding	16,043,219	15,843,127	15,720,217
Stock-based compensation	634,637	434,926	-
Diluted weighted average
shares outstanding	16,677,856	16,278,053	15,720,217
Diluted earnings per share from:
Continuing operations	$0.28	2.94	(1.81)
Discontinued operations	-	-	16.81
Diluted earnings per share	$0.28	2.94	15.00

Options to acquire 15,481,  21,282, and 36,804 shares of Class A common stock were anti-dilutive for the years ended December 31, 2014, 2013 and 2012, respectively.  Outstanding RSAs in the amount of 1,195,406 were anti-dilutive for the year ended December 31, 2012.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

22.  Fair Value Measurement

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

The cost approach is based on the amount that currently would be required to replace the service capacity of an asset. This technique is often referred to as current replacement cost.

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

There were no assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of December 31, 2014 and 2013.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2014 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant	Total
	As of	for Identical	Other Observable	Unobservable	Impairments (1)
	December 31,	Assets	Inputs	Inputs	For the Year Ended
Description	2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
Loans measured for
impairment using the fair value
of the underlying collateral	$2,648	-	-	2,648	2,161
Impaired real estate held-for-sale and held-for-investment	20,701	-	-	20,701	8,756
Total	$23,349	-	-	23,349	10,917

(1)	Total impairments represent the amount of losses recognized during the year ended December 31, 2014 on assets that were held and measured at fair value as of December 31, 2014.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair value on a non-recurring basis is as follows (dollars in thousands):

As of December 31, 2014	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value
of the underlying collateral	$2,648	Fair Value of Collateral	Discount Rates and Appraised Value less Cost to Sell	$0.1 - $2.6 million ($0.5 million)
Impaired real estate held-for-sale and held-for-investment	20,701	Fair Value of Property	Discount Rates and Appraised Value less Cost to Sell	$0.3 - $8.4 million ($1.7 million)
Total	$23,349

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2013 (in thousands):

		Fair Value Measurements Using
		Quoted prices in
		Active Markets	Significant	Significant	Total
	As of	for Identical	Other Observable	Unobservable	Impairments (1)
	December 31,	Assets	Inputs	Inputs	For the Year Ended
Description	2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
Loans measured for
impairment using the fair value
of the underlying collateral	$24,167	-	-	24,167	4,639
Impaired real estate held-for-sale and held-for-investment	55,955	-	-	55,955	2,288
Impaired loans held-for-sale	53,846	-	-	53,846	4,992
Total	$133,968	-	-	133,968	11,919

(1) Total impairments represent the amount of losses recognized during the year ended December 31, 2013 on assets that were held and measured at fair value as of December 31, 2013.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of December 31, 2013	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value
of the underlying collateral	$24,167	Fair Value of Collateral	Discount Rates and Appraised Value less Cost to Sell	$0.1 - $9.0 million ($0.4 million)
Impaired real estate held-for-sale and held-for-investment	55,955	Fair Value of Property	Discount Rates and Appraised Value less Cost to Sell	$0.1 - $12.0 million ($1.7 million)
Impaired loans held-for-sale	53,846	Fair Value of Collateral	Discount Rates and Appraised Value less Cost to Sell	$0.1 -$2.2 million ($0.3 million)
Total	$133,968

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There were no material liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of December 31, 2014 and December 31, 2013.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell as the majority of the Company’s impaired loan portfolio are collateral dependent. The fair value of our loans may significantly increase or decrease based on changes in property values as our loans are primarily secured by real estate. The Company primarily uses third party appraisals to assist in measuring non-homogenous impaired loans. These appraisals generally use the market or income approach valuation technique and use market observable data to formulate an estimate of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral, and we may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, we use our judgment on market conditions to adjust the most current appraisal. As a consequence, the calculation of the fair value of the collateral are considered Level 3 inputs. The Company generally recognizes impairment losses based on third party broker price opinions to obtain the fair value of the collateral less cost to sell when impaired homogenous loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discounts rates and foreclosure timeframes and exposure periods.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Disclosures about Fair Value of Financial Instruments

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	December 31,	December 31,	Assets	Inputs	Inputs
Description	2014	2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable including loans held-for-sale, net	$62,267	73,423	-	-	73,423
Financial liabilities:
Notes payable	17,923	18,196	-	-	18,196
Notes payable to related parties	11,750	11,615	-	-	11,615
BB&T preferred interest in FAR	12,348	12,383	-	-	12,383

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	December 31,	December 31,	Assets	Inputs	Inputs
Description	2013	2013	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Loans receivable including loans held-for-sale, net	$126,072	131,853	-	-	131,853
Financial liabilities:
Notes payable	9,034	9,716	-	-	9,261
Notes payable to related parties	21,662	21,419			21,419
BB&T preferred interest in FAR	68,517	69,032	-	-	69,032

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

Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented by accruing and non-accrual categories.

The fair value of accruing loans is calculated by using an income approach with Level 3 inputs.  The fair value of accruing loans is estimated by discounting forecasted cash flows using estimated market discount rates that reflect the interest rate and credit risk inherent in the loan portfolio. Management assigns a credit risk premium and an illiquidity adjustment to these loans.  The fair value of non-accrual collateral dependent loans is estimated using an income approach

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

with Level 3 inputs. The fair value of non-accrual loans utilizes the fair value of the collateral adjusted for operating and selling expenses and discounted over the estimated holding period based on the market risk inherent in the property.

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

23.   Related Parties

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

In March 2008, BankAtlantic entered into an agreement with BFC to provide information technology support in exchange for monthly payments by BFC to BankAtlantic. In May 2008, BankAtlantic also entered into a lease agreement with BFC under which BFC paid BankAtlantic monthly rent for office space in BankAtlantic’s corporate headquarters.  The Company maintained service agreements with BFC pursuant to which BFC provided human resources, risk management and investor relations services to the Company.  BFC was compensated for these services based on its cost.  During the second quarter of 2010, BankAtlantic and BBX Capital entered into a real estate advisory service agreement with BFC for assistance relating to the work-out of loans and the sale of real estate owned.  BFC was compensated $12,500 per month by each of BankAtlantic and BBX Capital and, if BFC’s efforts resulted in net recoveries of any non-performing loan or the sale of real estate, it received a fee equal to 1% of the net value recovered. During the year ended December 31, 2012, the Company incurred $0.3 million of real estate advisory service fees under this agreement. Each of these agreements was terminated effective upon the closing of the BB&T Transaction.

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

Effective December 1, 2012, the Company entered into an agreement with BFC under which the Company provides office facilities and is reimbursed by BFC based on an agreed upon amount.  BFC also provides risk management services to the Company and BFC is reimbursed by the Company based on an agreed upon amount. The Company’s employees are provided health insurance under policies maintained by Bluegreen for which Bluegreen is reimbursed based on an agreed upon amount.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below shows the effect of these related party agreements and arrangements on the Company’s consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Years Ended
	2014	2013	2012
Other revenues	$448	431	243
Expenses:
Employee compensation and benefits	(524)	(225)	(19)
Other - back-office support	(185)	(200)	(884)
Net effect of affiliate transactions before income taxes	$(261)	6	(660)

As disclosed in Note 16, on October 30, 2013, Renin, a newly formed joint venture entity owned 81% by the Company and 19% by BFC completed the Renin Transaction.  Bluegreen funded approximately $9.4 million of the Renin Transaction Consideration in the form of a loan and revolver facility and the remaining Renin Transaction Consideration was funded by BBX Capital and BFC pro rata in accordance with their percentage equity interests. Renin recognized $307,000 and $117,000, respectively, of interest expense under the Bluegreen loan for the years ended December 31, 2014 and 2013.

   The Bluegreen loan had an outstanding balance of $9.7 million as of December 31, 2013.  On June 11, 2014, Renin repaid the Bluegreen loan from approximately $8.0 million of proceeds from the WF Credit Agreement, together with pro rata capital contributions to Renin from the Company and BFC of $2.0 million and $0.5 million, respectively.

As disclosed in Note 3, on April 2, 2013, the Company invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The investment was made in connection with Woodbridge’s acquisition of the publicly held shares of Bluegreen. BFC holds the remaining 54% of Woodbridge.  The Company issued to Woodbridge an $11.75 million note payable in connection with the Company’s acquisition of its 46% equity interest in Woodbridge.  During the years ended December 31, 2014 and 2013, the Company recognized $587,000 and $441,000, respectively, of interest expense in connection with the Woodbridge note payable.

24.   Segment Reporting

Results of continuing operations are reported through four reportable segments: BBX, FAR, Renin and Sweet Holdings.

The BBX reportable segment includes the results of operations of CAM and BBX Partners and the Company’s equity interest in Woodbridge.  BBX’s activities consisted of the activities associated with managing its commercial loan portfolio, real estate properties, and portfolio of charged off loans as well as its investment in Woodbridge and investments in real estate joint ventures.  During the seven months ended July 31, 2012 (prior to the BB&T Transaction) the BBX reportable segment activities consisted of managing a commercial loan portfolio which included construction, residential development, land acquisition and commercial business loans.  The activities of managing the commercial loan portfolios included renewing, modifying, collecting, increasing, extending, refinancing and making protective advances on these loans, as well as managing and liquidating real estate properties acquired through foreclosure.

The FAR reportable segment consists of the activities associated with overseeing the management and monetization of FAR’s assets with a view to the repayment of BB&T’s preferred membership interest and maximizing the cash flows of any remaining assets.

The Renin reportable segment consists of the activities of Renin. Renin was acquired in October 2013; therefore, the Renin reportable segment includes the results of operations of Renin for the two months ended December 31, 2013 and

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

year ended December 31, 2014.  Total revenues for the Renin reportable segment include $22.1 million of trade sales to one major customer and its affiliates.  Renin’s revenues and properties and equipment located outside of the United States totaled $26.1 million and $1.6 million, respectively.

The Sweet Holdings reportable segment consists of the activities of Hoffman’s and Williams & Bennett for the year ended December 31, 2014, and the activities of Jer’s, Helen Grace and Anastasia from their respective dates of acquisition, July 1, 2014, July 21, 2014 and October 1, 2014 through December 31, 2014.  In 2013, the activities of Hoffman’s were included for the month of December 2013.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies.  Intersegment transactions are eliminated in consolidation.

During the year ended December 31, 2014 acquisition related costs of $0.6 million incurred in connection with the Sweet Holdings reportable segments 2014 Acquisitions were included in the results of operations of the BBX reportable segment in costs and expenses.  During the year ended December 31, 2013, acquisition related costs of $1.0 million incurred in connection with the Renin Transaction were included in the Renin reportable segment and $0.1 million of acquisition related costs incurred in connection with the Hoffman’s acquisition were included in the Sweet Holdings reportable segment in costs and expenses.  The Sweet Holding reportable segment benefit for income taxes resulted from the reduction in the Company’s deferred tax valuation allowance in connection with deferred tax liabilities recognized in connection with the Sweet Holdings 2014 Acquisitions.

Depreciation and amortization consist of: depreciation on properties and equipment, amortization of leasehold improvements, and deferred rent.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company evaluates segment performance based on segment net income from continuing operations after tax.  The tables below is segment information for segment net income from continuing operations for the years ended December 31, 2014, 2013 and 2012 (in thousands):

					Adjusting
					and
				Sweet	Elimination
For the Year Ended:	BBX	FAR	Renin	Holdings	Entries	Total
December 31, 2014:
Revenues	$8,773	10,225	57,839	16,257	(449)	92,645
Costs and expenses	(31,515)	(9,122)	(59,883)	(16,234)	449	(116,305)
Recoveries from (provision for) loan losses	10,169	(3,014)	-	-	-	7,155
Asset impairments	(266)	(6,749)	-	-	-	(7,015)
Equity earnings in unconsolidated companies	24,723	-	-	-	-	24,723
Segment income (loss) before income taxes	11,884	(8,660)	(2,044)	23	-	1,203
Provision for income tax	-	-	6	(3,107)	-	(3,101)
Net income (loss)	$11,884	(8,660)	(2,050)	3,130	-	4,304
Total assets	$550,993	97,024	24,061	31,645	(310,787)	392,936
Equity method investments
included in total assets	$89,091	-	-	-	-	89,091
Expenditures for segment assets	$277	792	93	263	-	1,425
Depreciation and amortization	$176	772	602	832	-	2,382

					Adjusting
					and
				Sweet	Elimination
For the Year Ended:	BBX	FAR	Renin	Holdings	Entries	Total
December 31, 2013:
Revenues	$22,062	16,539	9,300	966	(209)	48,658
Costs and expenses	(28,906)	(13,654)	(10,241)	(1,004)	209	(53,596)
Recoveries from loan losses	34,128	9,737	-	-	-	43,865
Asset impairments	(219)	(4,489)	-	-	-	(4,708)
Equity earnings in Woodbridge	13,461	-	-	-	-	13,461
Segment income (loss) before income taxes	40,526	8,133	(941)	(38)	-	47,680
Provision for income tax	-	20	-	-	-	20
Net income (loss)	$40,526	8,113	(941)	(38)	-	47,660
Total assets	$476,947	166,114	23,809	5,383	(241,106)	431,147
Equity method investments included in
total assets	$78,573	-	-	-	-	78,573
Expenditures for segment assets	$33	232		-	-	265
Depreciation and amortization	$462	476	-	117	-	1,055

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

			Adjusting
			and
			Elimination
For the Year Ended:	BBX	FAR	Entries	Total
December 31, 2012:
Revenues	$28,268	5,135	(118)	33,285
Costs and expenses	(63,093)	(5,194)	118	(68,169)
Recoveries from (provision for) loan losses	2,163	(4,568)	-	(2,405)
Asset impairments	(8,635)	(1,296)	-	(9,931)
Segment loss before income taxes	(41,297)	(5,923)	-	(47,220)
Provision for income tax	(16,393)	(2,351)	-	(18,744)
Net loss	$(24,904)	(3,572)	-	(28,476)
Total assets	$412,734	296,012	(238,043)	470,703
Expenditures for segment assets	$823	-	-	823
Depreciation and amortization	$315	-	-	315

25. Selected Quarterly Results (Unaudited)

The following tables summarize the Company’s quarterly results of operations for the years ended December 31, 2014 and 2013 (in thousands except share and per share data).

	First	Second	Third	Fourth
2014	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$20,816	22,650	21,906	27,273	92,645
Costs and expenses	25,670	25,709	24,718	40,208	116,305
Equity earnings in Woodbridge Holdings, LLC	6,222	8,108	7,635	3,317	25,282
Equity losses in unconsolidated real estate joint ventures	(6)	(26)	(205)	(322)	(559)
Recoveries from (provision for) loan losses	1,248	2,046	(656)	4,517	7,155
Asset impairments	(1,319)	94	(5,926)	136	(7,015)
Income (loss) before income taxes	1,291	7,163	(1,964)	(5,287)	1,203
Net income (loss)	1,291	7,157	(1,964)	(2,180)	4,304
Net income (loss) attributable to
BBX Capital Corporation	$1,358	7,291	(1,898)	(2,056)	4,695

Basic (loss) earnings per share	$0.08	0.46	(0.12)	(0.13)	0.29
Basic weighted average number of common
shares outstanding	15,985,772	16,005,633	16,007,445	16,172,369	16,043,219

Diluted (loss) earnings per share	$0.08	0.43	(0.12)	(0.13)	0.28
Diluted weighted average number of common
shares outstanding	16,698,628	16,790,560	16,007,445	16,172,369	16,677,856

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The first quarter of 2014 performance was favorably impacted by $6.2 million of Woodbridge equity earnings and $0.9 million of insurance reimbursements of expenses associated with the SEC civil action against BBX Capital and its Chairman discussed in Note 19 – Commitments and Contingencies.

The second quarter of 2014 net income was favorably impacted by a $2.0 million recovery from loan losses, a gain on the sale of real estate for $2.5 million and $8.1 million of Woodbridge equity earnings. The recoveries for loan losses primarily resulted from payoffs of non-accrual loans.

The third quarter of 2014 net loss was significantly impacted by $5.9 million of asset impairments primarily relating to write-downs on two real estate properties partially offset by a $1.2 million bargain purchase gain arising from the Helen Grace acquisition.

The fourth quarter of 2014 net income was favorably impacted by a $3.1 million benefit for income taxes from the reduction in the Company’s deferred tax valuation allowance in connection with deferred tax liabilities recognized in connection with the 2014 Acquisitions.  Included in the $3.1 million benefit for income taxes was $0.6 million and $0.8 million of benefits associated with the Williams and Bennett and Helen Grace acquisitions which should have been corrected during the first quarter and third quarter of 2014, respectively.  The benefit for income taxes was partially offset by $4.3 million of legal fees and accruals associated primarily with the SEC civil trial which commenced in November 2014, lower equity earnings from Woodbridge and higher BBX Sweet Holdings cost of goods sold and compensation associated with seasonal revenues and the 2014 Acquisitions. The recoveries from loan losses and asset impairments resulted primarily from charged off loan recoveries and updated valuations.

	First	Second	Third	Fourth
2013	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$6,835	6,148	5,658	30,017	48,658
Costs and expenses	10,443	9,290	10,632	23,231	53,596
Equity earnings in Woodbridge Holdings, LLC	-	3,442	8,183	1,836	13,461
(Provision for) recoveries from loan losses	(759)	(172)	4,433	40,363	43,865
Asset impairments	(2,165)	(2,977)	73	361	(4,708)
(Loss) income before income taxes	(6,532)	(2,849)	7,715	49,346	47,680
Net (loss) income	(6,532)	(2,849)	7,695	49,346	47,660
Net (loss) income attributable to
BBX Capital Corporation	$(6,532)	(2,849)	7,695	49,525	47,839
Basic (loss) earnings per share	$(0.41)	(0.18)	0.49	3.10	3.02
Basic weighted average number of common
shares outstanding	15,785,870	15,805,009	15,806,386	15,973,133	15,843,127

Diluted (loss) earnings per share	$(0.41)	(0.18)	0.47	2.97	2.94
Diluted weighted average number of common
shares outstanding	15,785,870	15,805,009	16,525,013	16,664,754	16,278,053

The first quarter of 2013 performance was unfavorably impacted by $2.2 million of asset impairments, $0.8 million provision for loan losses and $2.2 million of professional fees.   The professional fees were primarily legal costs associated with the SEC civil action, collection litigation fees and foreclosure costs.  The asset impairments resulted primarily from increased lower of cost or fair value adjustments on loans held-for-sale and increased real estate valuation allowances.  The provision for loan losses reflected higher consumer loan allowance for loan losses.

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

The fourth quarter of 2013 net income was significantly impacted by $42.2 million of loan and $13.6 million of interest income recoveries.  The majority of the recoveries were from two borrowing relationships.  Revenues were also favorably impacted by $10.2 million of sales associated with the Renin and Hoffman’s acquisitions, while costs and expenses increased as a result of $7.9 million of costs of goods sold relating to the trade sales.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL   DISCLOSURE

   None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify our financial reports and to other members of our senior management. As of December 31, 2014, our management carried out an evaluation, with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Scope of Management’s Report on Internal Control Over Financial Reporting

Management has excluded Helen Grace Chocolates, LLC, Jer’s Chocolate, LLC and Anastasia Confections, Inc. from its assessment of internal control over financial reporting as of December 31, 2014.  We acquired these businesses during the third and fourth quarters of 2014 and our management has not conducted an assessment of the acquired businesses’ internal control over financial reporting.  The Helen Grace Chocolates, LLC,  Jer’s Chocolate, LLC and Anastasia Confections, Inc. acquisitions aggregate  total revenues and total assets represent 5% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Financial Condition as of December 31, 2014 and 2013.

Consolidated Statements of Operations for each of the years in the three year period ended December 31, 2014.

Consolidated Statements of  Equity and Comprehensive Income for each of the years in the three year period ended December 31, 2014.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2014.

Notes to Consolidated Financial Statements.

(2) Financial Statement Schedules

Schedule III – Real estate and accumulated depreciation

Schedule IV – Mortgage loans on real estate

All schedules not listed above are omitted as the required information is either not applicable or presented in the financial statements or related notes.

(3) Exhibits

The following exhibits are either filed as a part of this Form 10-K or are incorporated herein by reference to documents previously filed as indicated below:

Exhibit Number	Description	Reference
2.1 3.1	Purchase Agreement, dated April 2, 2013 by and among Woodbridge Holdings, LLC, BBX Capital Corporation and BFC Financial Corporation Restated Articles of Incorporation	Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2013. Exhibit 3.1 to the Registrant’s Quarterly Report on
Form 10-Q for the quarter ended June 30,
2001, filed on August 14, 2001.
3.2	Articles of Amendment to the Restated Articles	Appendix A to the Registrant’s Definitive Proxy
	of Incorporation, effective May 20, 2008	Statement on Schedule 14A, filed on May 5, 2008.
3.3	Articles of Amendment to the Restated Articles of Incorporation, effective September 24, 2008	Appendix A to the Registrant’s Definitive Information Statement on Schedule 14C, filed on September 4, 2008.
3.4	Articles of Amendment to the Restated Articles of Incorporation, effective September 26, 2008	Exhibit 3.4 to the Registrant’s Current Report on Form 8-K, filed on September 26, 2008.
3.5	Articles of Amendment to the Restated	Appendix A to the Registrant’s Definitive Proxy
	Articles of Incorporation, effective May 19, 2009	Statement on Schedule 14A, filed on April 29,
2009.
3.6 3.7 3.8 3.9

Articles of Amendment to the Restated

Articles of Incorporation of BankAtlantic

Bancorp, Inc.

Articles of Amendment to the Restated Articles of Incorporation, effective July 31, 2012

Articles of Amendment to the Restated Articles of Incorporation, effective February 7, 2013

Amended and Restated Bylaws of BBX Capital Corporation

Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on October 11, 2011.

Appendix D to the Registrant’s Definitive Information Statement on Schedule 14C, filed on April 12, 2012

Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 7, 2013.

Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on February 12, 2015.

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

10.2 10.21 10.30 10.31 10.38

2005 Restricted Stock and Option Plan

First Amendment to the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan

BBX Capital Corporation 2014 Stock Incentive Plan *

First Amendment to the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan

Amended and Restated BankAtlantic Bancorp 2001 Option Plan*

Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed on April 29, 2009

Filed with this Report

Appendix A to the Registrant’s Definitive Proxy Statement filed on April 30, 2014.

Filed with this Report

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

Amendment to the BB&T Stock Purchase Agreement

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

Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012.

Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012.

Exhibit 10.1 to the Registrant’s current report on Form 8-K dated November 1, 2012 filed on November 7, 2011.

Exhibit 2.2 to the Registrant’s current report on Form 8-K dated March 13, 2012 and filed on March 16, 2012.

Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C, filed on April 12, 2012

Form 10-K for the year ended December 31, 2012 filed on April 1, 2013.

Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2013.

10.65 21.1	Amended and Restated Operating Agreement of Woodbridge Holdings, LLC Subsidiaries of the Registrant	Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2013. Filed with this Report
23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report.

23.2	Consent of PricewaterhouseCoopers LLP – Woodbridge Holdings, LLC	Filed with this Report

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed with this Report
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report.

32.2 99.1 101

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Audited Consolidated Financial Statements of Woodbridge Holding, LLC

Interactive data files

Furnished with this Report. Filed with this Report

*Compensatory Plan

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBX Capital Corporation

March 16, 2015By:/s/Alan B. Levan

Alan B. Levan, Chairman of the Board,

and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Alan B. Levan	Chairman of the Board and Chief Executive Officer	3/16/2015
Alan B. Levan
/s/John E Abdo	Vice Chairman of the Board	3/16/2015
John E. Abdo
/s/John K. Grelle	Executive Vice President and Chief Financial Officer	3/16/2015
John K. Grelle
/s/David M. Friedman	Managing Director, Chief Accounting Officer	3/16/2015
David M. Friedman
/s/Seth M. Wise	Executive Vice President	3/16/2015
Seth M. Wise
/s/Steven M. Coldren	Director	3/16/2015
Steven M. Coldren
/s/Bruno L. Di Giulian	Director	3/16/2015
Bruno L. Di Giulian
/s/Charlie C. Winningham, II	Director	3/16/2015
Charlie C. Winningham, II
/s/Jarett S. Levan	Director and President	3/16/2015
Jarett S. Levan
/s/Norman H. Becker	Director	3/16/2015
Norman H. Becker
/s/Willis N. Holcombe	Director	3/16/2015
Willis N. Holcombe
/s/Tony P. Segreto	Director	3/16/2015
Tony P. Segreto

Schedule III – Real Estate Investments and Accumulated Depreciation

BBX Capital Corporation

As of December 31, 2014

(Dollars in thousands)

	Initial Costs		Capitalized Costs						Depreciable
		Building and	Subsequent to		Total	Accumulated	Year of	Foreclosure	Lives
Property (1)(2)	Land	Improvements	Acquisition	Other	Cost (3)	Depreciation	Construction	Month/Year	(Years)
Villa San Michele	$880	5,260	-	-	6,140	45	2008	9/2013	40
Eagles Point	885	7,515	-	-	8,400	50	1983	1/2013	40
RoboVault	1,590	6,310	-	-	7,900	535	2009	4/2013	40
Total	$3,355	19,085	-	-	22,440	630

(1)  The Villa San Michele and Eagles Point properties are student apartments located in Tallahassee, Florida.  The RoboVault property is a public storage facility located in Fort Lauderdale, Florida.

(2)  The Company recognized impairments on the Villa San Michele and Eagles Point properties of $5.4 million and $2.6 million, respectively.  The properties were evaluated for impairment during the year ended December 31, 2014 due to a decline in occupancy rates and rents per unit.

(3)  The aggregate cost for federal income tax purposes is $30.6 million.

The following table presents the changes in the Company’s real estate investments for the year ended December 31, 2014 (in thousands):

	Total	Accumulated
	Costs	Depreciation
Balance at December 31, 2013	$19,086	229
Acquisition through foreclosures	11,562	-
Other acquisitions	-	-
Improvements	-	-
Depreciation	(203)	401
Impairments	(8,005)	-
Cost of real estate sold	-	-
Balance at December 31, 2014	$22,440	630

Schedule IV – Mortgage Loans on Real Estate

BBX Capital Corporation

As of December 31, 2014

(Dollars in thousands)

								Principal
								Amount of
								Loans Subject
Number			Final	Periodic		Face	Carrying	to Delinquent
of		Interest	Maturity	Payment	Prior	Amount of	Amount of	Principal
Loans	Description	Rate (1)	Date (2)	Terms	Liens	Loans	Loans (3)	or Interest

136	First-lien 1-4 Family (4)	5.69%	3/3/2034	Monthly	$-	43,308	27,330	35,694

34	Second lien -Consumer held-for-investment	3.73%	8/31/2015	Monthly	5,545	3,868	2,306	2,990

55	Second lien -Consumer	3.17%	11/18/2016	Monthly	10,717	5,376	2,351	75

28	Small Business Real Estate	6.61%	1/15/2021	Monthly	-	6,074	5,053	236

5	Commercial Real Estate held-for-investment	11.88%	8/25/2015	Monthly	-	8,604	3,479	1,473

	Large Balance Commercial Real Estate Loans
1	Land	5.00%	9/30/2015	Monthly	-	1,963	1,963	-
1	Retail	7.00%	6/20/2018	Monthly	-	2,112	2,113	-
1	Shopping Center	7.00%	9/1/2015	Monthly	-	2,180	2,180	-
1	Marina	1.91%	1/1/2018	Monthly	-	4,750	2,393	-
1	Apartment building	5.00%	6/1/2017	Monthly	-	8,698	4,098	-
1	Residential	5.75%	5/1/2016	Monthly	753	3,979	3,979	-
1	Land	4.00%	12/31/2016	Maturity	-	3,985	3,985	-
	Total Mortgage Loans				$17,462	94,897	61,230	40,468

(1)  Represents weighted average interest rates for mortgage loans grouped by category where there is more than one loan in the category.

(2)  Represents weighted average maturity dates for mortgage loans grouped by category where there is more than one loan in a category.

(3)  The aggregate cost for federal income tax purposes was $64.4 million.

(4)  The Company does not own the servicing on these loans.

The following table presents the changes in the Company’s mortgage loans for the year ended December 31, 2014 (in thousands):

Balance at December 31, 2013	$122,414
Advances on existing mortgages	650
Collections of principal	(31,581)
Foreclosures	(21,364)
Costs of mortgages sold	(8,889)
Balance at December 31, 2014	$61,230