Form 10-Q
period 2015-03-31
BBX CAPITAL CORP
filed 2015-05-08
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Small reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] YES   [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Title of Each Class	Outstanding at May 4, 2015
Class A Common Stock, par value $0.01 per share	15,977,322
Class B Common Stock, par value $0.01 per share	195,045

TABLE OF CONTENTS
		Page
Part I.	FINANCIAL INFORMATION

Reference

Item 1.	Financial Statements	3-30

	Consolidated Statements of Financial Condition - March 31, 2015 and December 31,	3
	2014 - Unaudited

	Consolidated Statements of Operations - For the Three Months Ended March 31, 2015	4
	and 2014 - Unaudited

	Consolidated Statements of Comprehensive Income (Loss) - For the Three Months	5
	Ended March 31, 2015 and 2014 - Unaudited

	Consolidated Statements of Total Equity - For the Three Months Ended March 31, 2014 2014	6
	2015 and 2014 - Unaudited

	Consolidated Statements of Cash Flows - For the Three Months Ended March 31,	7
	2015 and 2014 - Unaudited

	Notes to Consolidated Financial Statements - Unaudited	8-30

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31-45

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45-46

Item 4.	Controls and Procedures	46

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	46-47

Item 1A.	Risk Factors	47

Item 5.	Other Information	47-48

Item 6.	Exhibits	48

	Signatures	49

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION-UNAUDITED

	March 31,	December 31,
(In thousands, except share data)	2015	2014
ASSETS
Cash and interest bearing deposits in banks ($2,738 and $4,993 in Variable Interest Entities ("VIEs"))	$39,952	58,819
Restricted cash and time deposits at financial institutions ($250 and $0 in VIEs)	2,645	-
Loans held-for-sale ($32,072 and $35,423 in VIEs)	32,072	35,423
Loans receivable, net of allowance for loan losses of $381 and $977 ($18,740 and $18,972, net of allowance of $381 and $977 in VIEs)	26,582	26,844
Trade receivables, net of allowance for bad debts of $101 and $148	12,264	13,416
Real estate held-for-investment ($19,346 and $19,156 in VIEs)	83,335	75,590
Real estate held-for-sale ($13,059 and $13,745 in VIEs)	39,763	41,733
Investment in unconsolidated real estate joint ventures	15,807	16,065
Investment in Woodbridge Holdings, LLC	78,829	73,026
Properties and equipment, net ($8,439 and $8,350 in VIEs)	17,542	17,679
Inventories	15,228	14,505
Goodwill and other intangible assets, net	15,660	15,817
Other assets ($1,512 and $1,017 in VIEs)	5,848	4,019
Total assets	$385,527	392,936
LIABILITIES AND EQUITY
Liabilities:
BB&T preferred interest in FAR, LLC ($6,132 and $12,348 in VIEs)	$6,132	12,348
Notes payable to related parties	11,750	11,750
Notes payable	17,158	17,923
Principal and interest advances on residential loans ($11,364 and $11,171 in VIEs)	11,364	11,171
Other liabilities ($980 and $1,431 in VIEs)	25,604	28,464
Total liabilities	72,008	81,656
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Class A common stock, $.01 par value, authorized 25,000,000
shares; issued and outstanding 15,977,322 and 15,977,322 shares	160	160
Class B common stock, $.01 par value, authorized 1,800,000
shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	349,168	347,937
Accumulated deficit	(37,362)	(38,396)
Accumulated other comprehensive income	191	85
Total BBX Capital Corporation shareholders' equity	312,159	309,788
Noncontrolling interest	1,360	1,492
Total equity	313,519	311,280
Total liabilities and equity	$385,527	392,936

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands, except share and per share data)	2015	2014
Revenues:
Trade sales	$19,535	16,555
Interest income	818	1,776
Net gains (losses) on the sales of assets	2	(49)
Income from real estate operations	926	1,493
Other	428	1,041
Total revenues	21,709	20,816
Costs and expenses:
Cost of goods sold	13,835	12,101
BB&T's priority return in FAR distributions	54	331
Interest expense	139	496
Real estate operating expenses	1,180	1,553
Selling, general and administrative expenses	15,535	10,882
Total costs and expenses	30,743	25,363
Equity earnings in Woodbridge Holdings, LLC	5,803	6,222
Equity losses in unconsolidated real estate joint ventures	(304)	(6)
Foreign currency exchange loss	(469)	(307)
Recoveries from loan losses	3,821	1,248
Asset recoveries (impairments), net	1,063	(1,319)
Income before income taxes	880	1,291
Provision for income taxes	3	-
Net income	877	1,291
Less: net loss attributable to non-controlling interest	157	67
Net income attributable to BBX Capital Corporation	$1,034	1,358
Basic earnings per share	$0.06	0.08
Diluted earnings per share	$0.06	0.08
Basic weighted average number of common
shares outstanding	16,172,389	15,985,772
Diluted weighted average number of common and
common equivalent shares outstanding	16,725,344	16,698,628

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands)	2015	2014
Net income	$877	1,291
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	131	30
Comprehensive income	1,008	1,321
Less: net loss attributable to non-controlling interest	157	67
Foreign currency translation adjustments attributable to non-controlling interest	(25)	(6)
Total comprehensive income attributable to BBX Capital Corporation	$1,140	1,382

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 - UNAUDITED

				Accumulated
		Additional		Other	BBX Capital	Non-
	Common	Paid-in	(Accumulated	Comprehensive	Corporation	Controlling	Total
(In thousands)	Stock	Capital	Deficit)	Income	Equity	Interest	Equity
BALANCE, DECEMBER 31, 2013	$160	345,300	(43,091)	13	302,382	1,184	303,566
Net income	-	-	1,358	-	1,358	(67)	1,291
Noncontrolling interest distributions	-	-	-	-	-	(157)	(157)
Noncontrolling interest contributions	-	-	-	-	-	99	99
Other comprehensive income	-	-	-	24	24	6	30
Share-based compensation expense	-	855	-	-	855	-	855
BALANCE, MARCH 31, 2014	$160	346,155	(41,733)	37	304,619	1,065	305,684

BALANCE, DECEMBER 31, 2014	$162	347,937	(38,396)	85	309,788	1,492	311,280
Net income	-	-	1,034	-	1,034	(157)	877
Other comprehensive income	-	-	-	106	106	25	131
Share based compensation expense	-	1,231	-	-	1,231	-	1,231
BALANCE, MARCH 31, 2015	$162	349,168	(37,362)	191	312,159	1,360	313,519

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands)	2015	2014
Net cash used in operating activities	$(10,849)	(7,710)
Investing activities:
Proceeds from redemption and maturities of tax certificates	96	321
Repayments of loans receivable, net	6,658	5,605
Proceeds from the sales of loans receivable	89	-
Additions to real estate held-for-investment	(7,024)	(193)
Proceeds from sales of real estate held-for-sale	2,866	4,852
Proceeds from the contribution of real estate to unconsolidated real estate joint ventures	-	2,880
Purchases of properties and equipment	(496)	(14)
Investments in unconsolidated real estate joint ventures	(68)	(72)
Increase in restricted cash and time deposits at financial institutions	(2,645)	-
Acquisitions of businesses, net of cash acquired	-	(1,900)
Net cash (used in) provided by investing activities	(524)	11,479
Financing activities:
Repayment of BB&T preferred interest in FAR, LLC	(6,216)	(14,013)
Proceeds from notes payable to related parties	-	600
Repayments of notes payable to related parties	-	(250)
Repayment of notes payable	(1,278)	(267)
Noncontrolling interest contributions	-	99
Noncontrolling interest distributions	-	(157)
Net cash used in financing activities	(7,494)	(13,988)
Decrease in cash and cash equivalents	(18,867)	(10,219)
Cash and cash equivalents at the beginning of period	58,819	43,138
Cash and cash equivalents at end of period	$39,952	32,919
Cash paid for:
Interest paid	$305	765
Income taxes	3	-
Supplementary disclosure of non-cash investing and
financing activities:
Loans and tax certificates transferred to real estate held-for-investment or real estate held-for-sale	2,156	12,406
Real estate held-for-investment transferred to investment in
real estate joint ventures	-	1,920
Transfer from real estate-held-for-investment to real estate-held-for-sale	1,027	-
Change in accumulated other comprehensive income	131	30

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

1.  Presentation of Interim Financial Statements

Basis of Financial Statement Presentation – BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) together with its subsidiaries is referred to herein as “the Company”, “we”, “us,” or “our” and is referred to herein without its subsidiaries as “BBX Capital”. BBX Capital was organized under the laws of the State of Florida in 1994. We are involved in the ownership, financing, acquisition, development and management of real estate and real estate related assets, and we are also involved in the investment in or acquisition of operating businesses.

BBX Capital’s principal asset until July 31, 2012 was its ownership of BankAtlantic and its subsidiaries (“BankAtlantic”).  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida.  On July 31, 2012, BBX Capital completed the sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described herein are collectively referred to as the “BB&T Transaction”).  Prior to the closing of the BB&T Transaction, BankAtlantic formed two wholly-owned subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”).

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

BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and real estate that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million as of July 31, 2012.  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to the Company.  At the closing of the BB&T Transaction, the Company transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of the Company’s $285.4 million in principal amount of outstanding trust preferred securities (“TruPS”) obligations. The Company retained the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company agreement of FAR, which was entered into by the Company and BB&T at the closing, BB&T was entitled to hold its 95% preferred interest in the net cash flows of FAR until it recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount. At that time, BB&T’s interest in FAR terminates, and the Company is entitled to any and all residual proceeds from FAR through its ownership of FAR’s Class R units. BB&T’s preferred interest in FAR as of March 31, 2015 had been reduced through cash distributions to $6.1 million.  On May 6, 2015, BB&T’s preferred interest in FAR was repaid in full and redeemed and BBX Capital became the sole member of FAR.

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

In October 2013, Renin Holdings, LLC (“Renin”), a joint venture owned 81% by BBX Capital and 19% by BFC, acquired substantially all of the assets and certain liabilities of Renin Corp. (“the Renin Transaction”).  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products. Renin is headquartered in Canada and has two manufacturing, assembly and distribution facilities in Canada and the United States and a distribution facility in the United Kingdom.

In December 2013, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), a wholly-owned subsidiary of BBX Capital, acquired the outstanding equity interests in Hoffman’s Chocolates and its subsidiaries Boca Bons, LLC and S&F Good Fortunes, LLC (collectively, “Hoffman’s”).  Hoffman’s is a manufacturer of gourmet chocolates, with retail locations in South Florida. In January 2014, BBX Sweet Holdings acquired Williams and Bennett, a Florida based manufacturer of quality chocolate products.  In July 2014, BBX Sweet Holdings acquired Jer’s Chocolates, a California based distributor of peanut butter chocolate products internationally and in the United States and Helen Grace Chocolates, a California based manufacturer of premium chocolate confections, chocolate bars, chocolate candies and truffles.  In October 2014, BBX Sweet Holdings acquired Anastasia Confections Inc., an Orlando, Florida based manufacturer of gourmet candy and

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

chocolate gift products.  In April 2015, BBX Sweet Holdings acquired the assets of Kencraft, Inc. (“Kencraft”).  Kencraft is a Utah based manufacturer of hard candies including lollipops, sugar Easter eggs, bubblegum and icing decorations.

Certain business combination disclosures required by Topic 805-10-50 for the Kencraft asset acquisition, such as the fair value of the net assets acquired and the supplemental pro forma information, were not available at the date of filing.  The Company engaged valuation firms to provide estimates of the fair value of the assets acquired and liabilities assumed and the valuation reports were not completed as of the filing date.  Additionally, the seller was not able to timely provide the financial information requested by the Company necessary to prepare the supplemental pro forma information as of the filing date.

On April 30, 2015, BFC purchased 4,771,221 of the Company’s Class A common stock through a tender offer increasing its ownership percent to approximately 81% of the issued and outstanding shares of the Company’s Class A  common stock, which together with the shares of BBX Capital’s Class B common stock owned by BFC, represents an approximate 81% equity interest and 90% voting interest in BBX Capital.

The Company has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. At March 31, 2015 BFC owned 100% of the Company’s Class B common stock and 51% of the Company’s outstanding Class A common stock resulting in BFC owning 51% of the Company’s aggregate outstanding common stock and 74% of the voting power of the Company’s common stock as of that date. The percentage of total common equity represented by Class A and Class B common stock was 99% and 1% at March 31, 2015, respectively. The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 97,523 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis.

All significant inter-company balances and transactions have been eliminated in consolidation.  Throughout this document, the term “fair value” in each case is an estimate of fair value as discussed herein.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of the Company's consolidated financial condition at March 31, 2015, the consolidated results of operations and consolidated statement of comprehensive income for the three months ended March 31, 2015 and 2014, and the consolidated total equity and cash flows for the three months ended March 31, 2015 and 2014.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of results of operations that may be expected for the subsequent interim period during 2015 or for the year ended December 31, 2015.  The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2014.

Basic earnings per share excludes dilution and is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common shares were exercised or restricted stock units of the Company were to vest. In calculating diluted earnings per share, net income attributable to the Company is divided by the weighted average number of common shares. Options and restricted stock units are included in the weighted average number of common shares outstanding based on the treasury stock method, if dilutive.  During the three months ended March 31, 2015 and 2014, options to acquire 15,481 and 21,282 shares of Class A common stock were anti-dilutive, respectively.

New Accounting Pronouncements:

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations during the first quarter of 2015 (See the Company’s annual report on Form 10-K for the year ended December 31, 2014 for accounting pronouncements issued prior to the first quarter of 2015 relevant to the Company’s operations):

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Update Number 2015-05 –– Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.    The standard is effective for annual and interim reporting periods beginning after December 15, 2015.  Early application is permitted.  The adoption of this update is not expected to have a material impact on the Company’s financial statements.

Update Number 2015-03 –– Interest - Imputation of Interest  (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  This update requires that debt issuance costs related to a recognized debt liability be presented in the Statement of Financial Condition as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The standard is effective for annual and interim reporting periods beginning after December 15, 2015.  Early application is permitted.  The adoption of this update is not expected to have a material impact on the Company’s financial statements.

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

The following is the investment in Woodbridge activity under the equity method for the three months ended March 31, 2015 and March 31, 2014, respectively (in thousands):

	For the Three Months Ended
	March 31,
	2015	2014

Investment in Woodbridge - beginning of period	73,026	78,573
Equity earnings in Woodbridge	5,803	6,222
Dividends received from Woodbridge	-	-
Investment in Woodbridge - end of period	$78,829	84,795

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The condensed Statements of Financial Condition as of the dates indicated of Woodbridge Holdings, LLC were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Assets
Cash and restricted cash	$256,627	240,427
Notes receivable, net	410,904	424,267
Notes receivable from related parties	11,750	11,750
Inventory of real estate	203,260	194,713
Properties and equipment, net	71,968	72,319
Intangible assets	62,149	63,913
Other assets	73,022	53,158
Total assets	$1,089,680	1,060,547
Liabilities and Equity
Accounts payable, accrued liabilities and other	$117,616	114,263
Deferred tax liabilities, net	101,216	92,609
Notes payable	503,600	502,465
Junior subordinated debentures	150,675	150,038
Total liabilities	873,107	859,375
Total Woodbridge members' equity	170,535	157,920
Noncontrolling interest	46,038	43,252
Total equity	216,573	201,172
Total liabilities and equity	$1,089,680	1,060,547

The condensed Statements of Operations of Woodbridge Holdings, LLC were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Total revenues	$128,430	129,920
Total costs and expenses	105,489	104,979
Other income	1,066	688
Income from continuing operations before taxes	24,007	25,629
Provision for income taxes	8,606	9,145
Net income	15,401	16,484
Net income attributable to noncontrolling interest	(2,786)	(2,958)
Net income attributable to Woodbridge	12,615	13,526
BBX Capital 46% equity earnings in Woodbridge	$5,803	6,222

3.  Consolidated Variable Interest Entities

FAR

BB&T’s preferred equity interest in FAR entitled it to a $285 million preference amount plus the related priority return. Based on the amended and restated limited liability agreement, FAR was required to make quarterly distributions or more frequently as approved by FAR’s Board of Managers, of excess cash flows from its operations and the orderly disposition of its assets to redeem the preferred membership interests. As such, the Class A units were considered mandatorily redeemable and are reflected as debt obligations in the Company’s Consolidated Statement of Financial Condition and the priority return is considered interest expense in the Company’s Consolidated Statements of Operations.

The activities of FAR are governed by an amended and restated limited liability agreement which grants the Board of Managers decision-making authority over FAR. Prior to May 6, 2015 the Board had four members, two members elected

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

by the Company and two members elected by BB&T. The two Board members designated by BB&T resigned on May 6, 2015 in connection with the redemption of BB&T’s preferred interest in FAR.

The carrying amount of the assets and liabilities of FAR and the classification of these assets and liabilities in the Company’s Statement of Financial Condition was as follows (in thousands):

	March 31,	December 31,
	2015	2014
Cash and interest bearing deposits in banks	$2,650	4,976
Restricted cash	250	-
Loans held-for-sale	32,072	35,423
Loans receivable, net	18,740	18,972
Real estate held-for-investment	18,503	18,340
Real estate held-for-sale	13,059	13,745
Properties and equipment, net	8,439	8,350
Other assets	1,126	638
Total assets	$94,839	100,444
BB&T preferred interest in FAR, LLC	$6,132	12,348
Principal and interest advances on residential loans	11,364	11,171
Other liabilities	838	1,315
Total liabilities	$18,334	24,834

Prior to the repayment of BB&T’s preference amount, the proceeds from the monetization of FAR’s assets were restricted to payments of expenses, including the priority return and estimated working capital requirements of FAR, and the repayment of FAR’s preferred membership interests. FAR finances its activities through revenues from principal and interest payments received and the monetization of its assets.

JRG/BBX Development, LLC (“North Flagler”)

In October 2013, an indirect wholly-owned subsidiary of BBX Capital entered into the North Flagler joint venture with JRG USA, and in connection with the formation of the joint venture JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre real estate parcel overlooking the Intracoastal Waterway in West Palm Beach Florida and we invested $0.5 million of cash.  During 2015, the zoning district surrounding this property was changed to permit up to 15 stories in building height from 4 stories in building height. We are entitled to receive 80% of any joint venture distributions until we recover our capital investment and then will be entitled to receive 70% of any joint venture distributions thereafter. We are the managing member and have control of all aspects of the operations of the joint venture.

The carrying amount of the assets and liabilities of North Flagler and the classification of these assets and liabilities in the Company’s Statement of Financial Condition was as follows (in thousands):

	March 31,	December 31,
	2015	2014
Cash and interest bearing deposits in banks	$88	17
Real estate held-for-investment	843	816
Other assets	386	379
Total assets	$1,317	1,212
Other liabilities	$142	116
Noncontrolling interest	$132	132

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

BBX Capital’s maximum loss exposure in North Flagler if all of North Flagler’s assets were deemed worthless would have been $1.0 million as of March  31, 2015.

4.  Investments in Unconsolidated Real Estate Joint Ventures

The Company had the following investments in unconsolidated real estate joint ventures (in thousands):

	March 31,	December 31,
	2015	2014
Altis at Kendall Square, LLC	$1,230	1,264
Altis at Lakeline - Austin Investors LLC	5,000	5,000
New Urban/BBX Development, LLC	968	996
Sunrise and Bayview Partners, LLC	1,676	1,723
Hialeah Communities, LLC	4,988	5,091
PGA Design Center Holdings, LLC	1,945	1,991
Investments in unconsolidated real estate joint ventures	$15,807	16,065

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

Altis at Lakeline – Austin Investors, LLC

In December 2014, the Company invested $5.0 million in a joint venture to develop 354 apartment units in Austin, Texas.  The Company contributed 34% of the capital to the joint venture. After the Company receives a preferred return of 9% and all of its capital is returned, the Company will then be entitled to receive 26.3% of any joint venture distributions until an 18% internal rate of return has been attained and thereafter the Company will be entitled to receive 18.8% of any joint venture distributions.

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

In April 2014, the joint venture obtained an acquisition, development and construction loan from a financial institution and the Company and New Urban Communities each contributed $692,000 to the joint venture as a capital contribution. The joint venture purchased the two acre site from the Company for $3.6 million consisting of $1.8 million in cash (less $0.2 million in selling expenses) and a $1.6 million promissory note.  The promissory note bears interest at 8% per annum and is subordinated to the financial institution’s acquisition, development and construction loan.  The Company recorded a deferred gain of $1.1 million included in other liabilities in the Company’s Statement of Financial Condition as of March 31, 2015 and December 31, 2014 on the sale of the vacant land to the joint venture.  The sale of appreciated property to the joint venture resulted in a joint venture basis difference as the Company’s carrying value of the land was $1.1 million lower than the fair value.  The Company accounted for the sale of the vacant land to the joint venture using the cost recovery method.  During the three months ended March 31, 2015, the Company increased by $11,000 the joint venture basis adjustment for the capitalization of interest expense on its average carrying value of investments and advances to the joint venture for the period.  The Company will recognize the deferred gain as the principal balance of the note receivable is paid.  The Company will recognize the joint venture basis adjustment as joint venture equity earnings as the single-family units are sold by the joint venture.

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

Hialeah Communities, LLC

In July 2014, the Company entered into a joint venture agreement with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah, Florida. The Company transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, the Company received $2.2 million in cash and a joint venture interest with an agreed upon assigned initial capital contribution value of $4.9 million. The Company is entitled to receive 57% of any joint venture distributions until it receives its aggregate capital contributions plus a 9% per annum return on capital.  Any distributions thereafter will be shared 45% by the Company and 55% by CC Bonterra.  The Company contributes 57% of the capital and remained liable as a co-borrower on the $8.3 million mortgage that was assumed by the joint venture. The transfer of the land to the joint venture as an initial capital contribution resulted in a deferred gain of $1.6 million included in other liabilities in the Company’s Statement of Financial Condition as of March 31, 2015 and December 31, 2014 and a joint venture basis adjustment of $2.1 million.   The Company determined that the transfer of the land to the joint venture should be accounted for on the cost recovery method.  During the three months ended March 31, 2015, the Company recognized an increase of $57,000 joint venture basis adjustment for the capitalization of interest expense on its average joint venture carrying value for the period. The deferred gain of $1.6 million will be recognized upon the repayment of the principal balance of the $8.3 million mortgage.  The Company will recognize the joint venture basis adjustment as joint venture equity earnings as single-family units are sold by the joint venture.

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

In March 2015, the joint venture refinanced the $8.3 million mortgage loan with proceeds from a $31.0 million acquisition and development loan.  The Company is a guarantor of 26.3% of the $31.0 million joint venture acquisition and development loan.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The condensed Statement of Operations for the three months ended March 31, 2015 and 2014 for the above equity method joint ventures in the aggregate was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Total revenues	$379	75
Total costs and expenses	(1,071)	(89)
Net loss	$(692)	(14)

5.  Loans Held-for-Sale

Loans held-for-sale were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Residential	$24,334	27,331
Second-lien consumer	2,468	2,351
Small business	5,270	5,741
Total loans held-for-sale	$32,072	35,423

Loans held-for-sale are reported at the lower of cost or fair value.  The Company transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  The Company sold residential loans and first-lien consumer loans in July 2014 and is currently soliciting buyers for its loans held-for-sale portfolio.  The Company transfers loans previously held-for-sale to loans held-for-investment at the lower of cost or fair value on the transfer date.  All loans held-for-sale at March  31, 2015 and December 31, 2014 were owned by FAR.

During the three months ended March 31, 2015, the Company sold two charged off loans for an aggregate gain of $89,000.

As of March 31, 2015, foreclosure proceedings were in-process on $16.2 million of residential loans held for sale.

6.  Loans Receivable

The loans receivable portfolio consisted of the following components (in thousands):

	March 31,	December 31,
	2015	2014
Commercial non-real estate	$1,308	1,326
Commercial real estate	24,069	24,189
Consumer	1,586	2,306
Residential	-	-
Total gross loans	26,963	27,821
Allowance for loan losses	(381)	(977)
Loans receivable -- net	$26,582	26,844

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

As of March 31, 2015, foreclosure proceedings were in-process on $1.2 million of consumer loans.

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was (in thousands):

	March 31,	December 31,
Loan Class	2015	2014
Commercial non-real estate	$1,308	1,326
Commercial real estate	14,464	14,464
Consumer	1,497	1,990
Residential	-	-
Total nonaccrual loans	$17,269	17,780

An age analysis of the past due recorded investment in loans receivable as of March 31, 2015 and December 31, 2014 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
March 31, 2015	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	978	1,308
Commercial real estate	-	-	5,458	5,458	18,611	24,069
Consumer	-	130	1,320	1,450	136	1,586
Residential	-	-	-	-	-	-
Total	$-	130	7,108	7,238	19,725	26,963

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2014	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	996	1,326
Commercial real estate	-	-	5,458	5,458	18,731	24,189
Consumer	-	227	1,703	1,930	376	2,306
Residential	-	-	-	-	-	-
Total	$-	227	7,491	7,718	20,103	27,821

(1)  The Company had no loans that were 90 days or more past due and still accruing interest as of March 31, 2015 or December 31, 2014.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The activity in the allowance for loan losses for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2015	2014
Allowance for Loan Losses:
Beginning balance	$977	2,713
Charge-offs :	(675)	(2,017)
Recoveries :	3,900	2,140
Provision:	(3,821)	(1,248)
Ending balance	$381	1,588
Ending balance individually evaluated for impairment	$-	-
Ending balance collectively evaluated for impairment	381	1,588
Total	$381	1,588
Loans receivable:
Ending balance individually evaluated for impairment	$17,018	37,153
Ending balance collectively evaluated for impairment	$9,945	24,008
Total	$26,963	61,161
Proceeds from loan sales	$89	-
Transfer to loans held-for-sale	$-	-
Transfer from loans held-for-sale	$-	-

Impaired Loans -  Loans are considered impaired when, based on current information and events, the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement.  Impairment is evaluated based on past due status for consumer and residential loans.  Impairment is evaluated for commercial and small business loans based on past payment history, financial strength of the borrower or guarantors, and cash flow associated with the collateral or business.  If a loan is impaired, a specific valuation allowance is established, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or based on the fair value of the loan. Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans are recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans as of March 31, 2015 and December 31, 2014 were as follows (in thousands):

	As of March 31, 2015			As of December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

Total with allowance recorded	$273	583	273	735	1,664	735
Total with no allowance recorded	17,085	31,367	-	17,361	35,812	-
Total	$17,358	31,950	273	18,096	37,476	735

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2015 and March 31, 2014 were (in thousands):

	For the Three Months Ended
	March 31, 2015		March 31, 2014
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$273	1	811	-
Total with no allowance recorded	17,145	228	44,380	274
Total	$17,418	229	45,191	274

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

The Company had no commitments to lend additional funds on impaired loans as of March 31, 2015.

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

There were no troubled debt restructurings during the three months ended March 31, 2015 and 2014.  There were no loans modified in troubled debt restructurings beginning January 1, 2014 through March 31, 2015 that experienced a payment default during the three months ended March 31, 2015. There were no loans modified in troubled debt restructurings beginning January 1, 2013 through March 31, 2014 that experienced a payment default during the three months ended March 31, 2014.

7.  Real Estate Held-for-Investment and Real Estate Held-for-Sale

Although the Company has purchased certain property, substantially all of the Company’s real estate has been acquired through foreclosures, settlements or deeds in lieu of foreclosure.  Upon acquisition, real estate is classified as real estate held-for-sale or real estate held-for-investment.  Real estate is classified as held-for-sale when the property is available for immediate sale in its present condition, management commits to a plan to sell the property, an active program to locate a buyer has been initiated, the property is being marketed at a price that is reasonable in relation to its current fair value and it is likely that a sale will be completed within one year.  When the property does not meet the real estate held-for-sale criteria, the real estate is classified as held-for-investment.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of March 31,	As of December 31,
	2015	2014
Land	$31,546	33,505
Rental properties	1,748	1,748
Residential single-family	6,120	4,385
Other	349	2,095
Total held-for-sale	$39,763	41,733

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of March 31,	As of December 31,
	2015	2014
Land	$67,938	60,356
Rental properties	14,374	14,445
Other	1,023	789
Total held-for-investment	$83,335	75,590

The following table presents the activity in real estate held-for-sale and held-for-investment for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended
	March 31, 2015		March 31, 2014
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period	$41,733	75,590	33,971	107,336
Acquired through foreclosure	2,156	-	849	11,562
Transfers	(1,027)	1,027	3,571	(3,571)
Purchases	-	-	-	-
Improvements	-	7,024	-	192
Accumulated depreciation	-	(81)	-	(103)
Sales	(2,952)	-	(4,810)	(4,800)
Impairments	(147)	(225)	(137)	(2,186)
End of Period	$39,763	83,335	33,444	108,430

The following table presents the real estate held-for-sale valuation allowance activity for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months
	Ended March 31,
	2015	2014
Beginning of period	$2,940	4,818
Transfer to held-for-investment	(93)	-
Impairments (recoveries)	147	(27)
Sales	(577)	(574)
End of period	$2,417	4,217

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

8.   Inventories

Inventories were as follows (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials	$4,946	4,628
Paper goods and packaging materials	4,261	3,834
Finished goods	6,021	6,043
Total	$15,228	14,505

Inventories consisted of $8.8 million for Renin and $6.4 million for BBX Sweet Holdings as of March 31, 2015, respectively.  Inventories consisted of $8.6 million for Renin and $5.9 million for BBX Sweet Holdings as of December 31, 2014, respectively.  Included in the Company’s Statement of Operations as selling, general, and administrative expenses for the three months ended March 31, 2015 and 2014 were $1.4 million and $1.1 million, respectively, of costs associated with shipping goods to customers.

9.  Notes Payable

The following notes payable were outstanding as of March 31, 2015 and December 31, 2014 (in thousands):

	As of March 31, 2015			As of December 31, 2014
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Wells Fargo Capital Finance	7,679	various	22,915	8,028	various	24,062
Anastasia Note	7,244	5.00%	11,736	7,214	5.00%	11,699
Centennial Bank	1,637	5.25%	2,132	1,645	5.25%	2,145
Holdback notes	580	various	-	1,016	various	-
Other	18	0.90%	25	20	0.90%	26
Total Notes Payable	$17,158		36,808	$17,923		$37,932

 The Wells Fargo Capital Finance term loan and revolving advance facility bear interest at the Bank Prime Interest Rate or the daily three month LIBOR Interest rate plus a margin specified in the credit agreement ranging from 0.5% to 3.25%.  The loans are collateralized by all of Renin’s assets.  Renin was in compliance with the debt covenants of the loans as of March 31, 2015.

Repayment of the Anastasia note is guaranteed by BBX Capital and secured by the common stock of Anastasia.

In October 2014, a wholly-owned subsidiary of BBX Sweet Holdings borrowed $1.7 million from Centennial Bank.  BBX Sweet Holdings and BBX Capital are guarantors of the note.

The Holdback Notes relate to purchase consideration paid under the Hoffman’s and Williams and Bennett acquisitions.  The notes bear interest at interest rates ranging from 1.65% to 1.93% and mature on December 31, 2015. The Holdback Notes serve as security for the sellers’ obligations under the respective purchase and sale agreements including the indemnity obligations and performance under each of the seller’s non-competition agreements and provide BBX Sweet Holdings with a set-off right.  BBX Capital is the guarantor on BBX Sweet Holdings’ holdback notes.

In April 2015, a wholly-owned subsidiary of BBX Sweet Holdings borrowed $1.0 million from a financial institution in the form of a promissory note in order to partially fund the Kencraft asset acquisition.  The promissory note bears interest at 2.35% per annum and the principal balance is payable on April 1, 2017 or sooner upon demand.  Interest is payable monthly.  The promissory note is secured by a $1.0 million certificate of deposit and a blanket lien on the Kencraft assets acquired.  Additionally, in April 2015, a wholly-owned subsidiary of BBX Sweet Holdings issued a $400,000

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

promissory note to the seller in connection with the Kencraft asset acquisition.  This note is secured by the Kencraft assets acquired and bears interest at 6% per annum payable quarterly beginning on July 1, 2015.  The entire principal amount of the promissory note is due and payable on April 1, 2017.

10.   Related Parties

The Company, BFC and Bluegreen are entities under common control. The controlling shareholder of the Company and Bluegreen is BFC.  Shares of BFC’s capital stock representing a majority of the voting power are owned or controlled by the Company’s Chairman and Vice Chairman, both of whom are also executive officers of the Company, executive officers and directors of BFC and directors and Chairman and Vice Chairman of Bluegreen. The Company, BFC and Bluegreen share certain office premises and employee services, pursuant to the agreements described below.

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

The table below shows the effect of these related party agreements and arrangements on the Company’s consolidated statements of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months Ended
	March 31,
	2015	2014
Other revenues	$99	115
Expenses:
Employee compensation
and benefits	(185)	(70)
Other - back-office support	(30)	(43)
Net effect of affiliate transactions
before income taxes	$(116)	2

On October 30, 2013, Renin, which is owned 81% by the Company and 19% by BFC, was formed by the Company and BFC to complete the Renin Transaction. Bluegreen funded approximately $9.4 million of the Renin Transaction consideration in the form of a loan and revolver facility and the remaining funds necessary to complete the Renin Transaction were funded by BBX Capital and BFC pro rata in accordance with their percentage equity interests. Renin recognized $181,000, respectively, of interest expense under the Bluegreen loan for the three months ended March 31, 2014.

As disclosed in Note 2, on April 2, 2013, the Company invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The investment was made in connection with Woodbridge’s acquisition of the publicly held shares of Bluegreen. BFC holds the remaining 54% of Woodbridge.  The Company contributed $60 million in cash and issued to Woodbridge an $11.75 million note payable in connection with the Company’s acquisition of its 46% equity interest in Woodbridge.  During each of the three month periods ending March 31, 2015 and 2014, the Company recognized $147,000 of interest expense in connection with the Woodbridge note payable.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

11.   Segment Reporting

The information provided for Segment Reporting is based on internal reports utilized by management. Results of operations are reported through four reportable segments: BBX, FAR, Renin and Sweet Holdings.

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

The Renin reportable segment consists of the activities of Renin. Total revenues for the Renin reportable segment include $6.5 million of trade sales to two major customers and their affiliates.  Renin’s revenues and properties and equipment located outside of the United States totaled $7.6 million and $1.4 million, respectively, at March 31, 2015.

The Sweet Holdings reportable segment consisted of the activities of Hoffman’s, Williams & Bennett Jer’s, Helen Grace and Anastasia for the three months ended March 31, 2015.  The Sweet Holdings reportable segment consisted of the activities of Hoffman’s and Williams & Bennett for the three months ended March 31, 2014.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies.  Intersegment transactions are eliminated in consolidation.

During the three months ended March 31, 2015 acquisition related costs of $165,000 incurred in connection with the Sweet Holdings reportable segments acquisition activities were included in the results of operations of the BBX reportable segment in costs and expenses.

Depreciation and amortization consist of: depreciation on properties and equipment and amortization of leasehold improvements, intangible assets and deferred financing costs.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The Company evaluates segment performance based on segment net income after tax. The table below provides segment information for the three months ended March 31, 2015 and 2014 (in thousands):

					Adjusting
					and
				Sweet	Elimination
For the Three Months Ended:	BBX	FAR	Renin	Holdings	Entries	Total
March 31, 2015:
Revenues	$872	1,440	13,524	6,011	(138)	21,709
Costs and expenses	(8,776)	(1,675)	(13,882)	(6,548)	138	(30,743)
Foreign currency exchange loss	-	-	(469)	-	-	(469)
Recoveries from loan losses	3,198	623	-	-	-	3,821
Asset (impairments) recoveries	(38)	1,101	-	-	-	1,063
Equity earnings in unconsolidated companies	5,499	-	-	-	-	5,499
Segment income (loss) before income taxes	755	1,489	(827)	(537)	-	880
Provision for income tax	3	-	-	-	-	3
Net income (loss)	$752	1,489	(827)	(537)	-	877
Total assets	$551,834	94,839	22,915	31,861	(315,922)	385,527
Equity method investments
included in total assets	$94,636	-	-	-	-	94,636
Expenditures for segment assets	$13	175	-	308	-	496
Depreciation and amortization	$49	166	149	419	-	783

					Adjusting
					and
				Sweet	Elimination	Segment
For the Three Months Ended:	BBX	FAR	Renin	Holdings	Entries	Total
March 31, 2014:
Revenues	$1,016	3,310	13,826	2,729	(65)	20,816
Costs and expenses	(6,274)	(2,671)	(13,871)	(2,612)	65	(25,363)
Foreign currency exchange loss	-	-	(307)	-	-	(307)
Recoveries from loan losses	1,004	244	-	-	-	1,248
Asset impairments	(81)	(1,238)	-	-	-	(1,319)
Equity earnings in unconsolidated companies	6,216	-	-	-	-	6,216
Segment income (loss) before income taxes	1,881	(355)	(352)	117	-	1,291
Provision for income tax	-	-	-	-	-	-
Net income (loss)	$1,881	(355)	(352)	117	-	1,291
Total assets	$532,178	150,536	23,976	8,786	(298,581)	416,895
Equity method investments included in
total assets	$88,141	-	-	-	-	88,141
Expenditures for segment assets	$8	-	6	-	-	14
Depreciation and amortization	$151	148	137	98	-	534

12.  Fair Value Measurement

There were no assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of March 31, 2015 and December 31, 2014.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2015 (in thousands):

		Fair Value Measurements Using
		Quoted prices in			Total
		Active Markets	Significant	Significant	Impairments (1)
	As of	for Identical	Other Observable	Unobservable	For the Three
	March 31,	Assets	Inputs	Inputs	Months Ended
Description	2015	(Level 1)	(Level 2)	(Level 3)	March 31, 2015
Loans measured for
impairment using the fair value
of the underlying collateral	$110	-	-	110	117
Impaired real estate held-for-sale and held-for-investment	1,631	-	-	1,631	372
Total	$1,741	-	-	1,741	489

(1)	Total impairments represent the amount of losses recognized during the three months ended March 31, 2015 on assets that were held and measured at fair value as of March 31, 2015.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of March 31, 2015	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value
of the underlying collateral	$110	Fair Value of Collateral	Discount Rates and Appraised Value less Cost to Sell	$0.3 million
Impaired real estate held-for-sale and held-for-investment	1,631	Fair Value of Property	Discount Rates and Appraised Value less Cost to Sell	$0.2 - $1.0 million ($0.6 million)
Total	$1,741

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2014 (in thousands):

		Fair Value Measurements Using
		Quoted prices in			Total
		Active Markets	Significant	Significant	Impairments (1)
	As of	for Identical	Other Observable	Unobservable	For the Three
	March 31,	Assets	Inputs	Inputs	Months Ended
Description	2014	(Level 1)	(Level 2)	(Level 3)	March 31, 2014
Loans measured for
impairment using the fair value
of the underlying collateral	$57	-	-	57	32
Impaired real estate held-for-sale and held-for-investment	10,541	-	-	10,541	2,321
Impaired loans held-for-sale	5,607	-	-	5,607	305
Total	$16,205	-	-	16,205	2,658

(1) Total impairments represent the amount of losses recognized during the three months ended March  31, 2014 on assets that were held and measured at fair value as of March 31, 2014.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of March 31, 2014	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value
of the underlying collateral	$57	Fair Value of Collateral	Discount Rates and Appraised Value less Cost to Sell	$0.1 - $.2 million ($0.2 million)
Impaired real estate held-for-sale and held-for-investment	10,541	Fair Value of Property	Discount Rates and Appraised Value less Cost to Sell	$0.1 - $9.0 million ($2.2 million)
Impaired loans held-for-sale	5,607	Fair Value of Collateral	Discount Rates and Appraised Value less Cost to Sell	$0.1 -$0.7 million ($0.1 million)
Total	$16,205

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

There were no material liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of March 31, 2015 and December 31, 2014.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

The following table presents the fair value of the Company’s financial instruments as of March 31, 2015:

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	March 31,	March 31,	Assets	Inputs	Inputs
Description	2015	2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing deposits in banks	$39,952	39,952	39,952	-	-
Loans receivable including loans held-for-sale, net	58,654	75,782	-	-	75,782
Restricted cash and time deposits at financial institutions	2,645	2,645	2,645	-	-
Financial liabilities:
Notes payable	17,158	16,886	-	-	16,886
Notes payable to related parties	11,750	11,681	-	-	11,681
BB&T preferred interest in FAR	6,132	6,139	-	-	6,139
Principal and interest advances on residential loans	11,364	10,255	-	-	10,255

The following table presents the fair value of the Company’s financial instruments as of December 31, 2014:

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	December 31,	December 31,	Assets	Inputs	Inputs
Description	2014	2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash	$58,819	58,819	58,819	-	-
Loans receivable including loans held-for-sale, net	62,267	73,423	-	-	73,423
Financial liabilities:
Notes payable	17,923	18,196	-	-	18,196
Notes payable to related parties	11,750	11,615			11,615
BB&T preferred interest in FAR	12,348	12,383	-	-	12,383
Principal and interest advances on residential loans	11,171	10,125	-	-	10,125

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented by accruing and nonaccruing categories.

The fair value of accruing loans is calculated by using an income approach with Level 3 inputs.  The fair value of accruing loans is estimated by discounting forecasted cash flows using estimated market discount rates that reflect the interest rate and credit risk inherent in the loan portfolio. Management assigns a credit risk premium and an illiquidity adjustment to these loans based on delinquency status.  The fair value of non-accrual collateral dependent loans is estimated using an income approach with Level 3 inputs utilizing the fair value of the collateral adjusted for operating and selling expenses and discounted over the estimated holding period based on the market risk inherent in the property.

The fair value of notes payables, including to related parties, and principal and interest advances on residential loans were measured using the income approach with Level 3 inputs obtained by discounting the forecasted cash flows based on estimated market rates.

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

13.  Commitments and Contingencies

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

During the year ended December 31, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by a wholly-owned subsidiary of BBX Capital refinanced its land acquisition loan with a financial institution.  BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of March 31, 2015.

In July 2014, the Company entered into a joint venture agreement with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah Florida. The Company transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In March 2015, the joint venture refinanced the $8.3 million mortgage loan into a $31.0 million acquisition and development loan.  BBX Capital is a guarantor of 26.3% of the joint venture’s $31.0 million acquisition and development loan.

In March 2015, BBX Capital placed $1.3 million in a money market account with a financial institution in order to obtain an irrevocable letter of credit for a wholly-owned subsidiary of CAM.  The letter of credit was to guarantee payment to a third party upon the third party obtaining wetlands permits in connection with a potential development project.  The $1.3 million money market account is included in “Restricted Cash” in the Company’s Consolidated Statement of Financial Condition.

The Company and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of litigation and the ultimate resolution are uncertain and inherently difficult to predict.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company accrued $1.0 million for these matters as of March 31, 2015. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimated. Management currently estimates the aggregate range of reasonably possible losses as $0 to $4.2 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of March 31,

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

2015. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

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

On January 12, 2015, BBX Capital and Alan B. Levan filed a motion for a new trial and a motion for judgment as a matter of law which were denied by the Court. The SEC has filed a motion for a final judgment: (i) permanently barring Alan B. Levan from serving as an officer or director of any SEC reporting company; (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Alan B. Levan; and (iii) permanently restraining BBX Capital and Alan B. Levan from violating securities laws.  On May 4, 2015, BBX Capital and Alan Levan filed a reply brief to the SEC’s motion for final judgment.  BBX Capital believes the claims to be without merit, continues to vigorously defend the action and intends to appeal any judgment entered to the Eleventh Circuit Court of Appeals.

On January 14, 2015, the Company received notice from its insurance carrier that, based upon its interpretation of the jury verdict in this action, the carrier does not believe it is obligated to advance further payments towards fees and costs incurred in connection with this action and that it reserves its right to obtain reimbursement of the amounts it previously

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

advanced with respect to this action.  The Company has received legal fee and cost reimbursements from its insurance carrier in connection with this action of approximately $5.8 million.

New Jersey Tax Sales Certificates Antitrust Litigation

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly owned subsidiary of CAM, among others as defendants.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction. BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs filed a Consolidated Amended Complaint on January 6, 2014.  While BBX Capital believed the claims to be without merit, BBX Capital has reached an agreement to settle the action, subject to court approval.

14.  Subsequent Events

Subsequent events have been evaluated through May 8, 2015, the date of the filing of this document.

 In April 2015, BBX Sweet Holdings acquired the assets of Kencraft (see Note 1 Presentation of Interim Financial Statements and Note 9 Notes Payable).

On April 30, 2015, BFC purchased 4,771,221 of BBX Capital’s Class A common stock through a tender offer (see Note 1 Presentation of Interim Financial Statements).

On May 6, 2015, BBX Capital redeemed BB&T’s preferred interest in FAR (see Note 1 Presentation of Interim Financial Statements and Note 4 Consolidated Variable Interest Entities).

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BBX Capital and its subsidiaries for the three months ended March 31, 2015.

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and may include words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Future results could differ materially as a result of a variety of risks and uncertainties, many of which are outside of the control of management. These risks and uncertainties include, but are not limited to the impact of economic, competitive and other factors affecting the Company and its assets, including the impact of decreases in real estate values or high unemployment rates on our business generally, the value of our assets, the ability of our borrowers to service their obligations and the value of collateral securing our loans; the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; the impact of and expenses associated with litigation including but not limited to the current litigation brought by the SEC; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities; the risk that the assets retained by the Company in CAM and FAR may not be monetized at the values currently ascribed to them; and the risks associated with the impact of periodic valuation of our assets for impairment.  In addition, this document contains forward looking statements relating to the Company’s ability to successfully implement its currently anticipated business plans, which may not be realized as anticipated, if at all, and that the Company’s current and anticipated investments in real estate developments, real estate joint ventures and operating businesses may not achieve the returns anticipated or may not be profitable, including the Company’s investment in Bluegreen (through Woodbridge) and the BBX Sweet Holdings acquisitions of Hoffman’s, Williams & Bennett, Jer’s Chocolates, Helen Grace Chocolates, Anastasia Confections, Kencraft and the acquisition of Renin Corp. The Company’s investments in real estate developments, either directly or through joint ventures, will increase exposure to downturns in the real estate and housing markets and expose us to risks associated with real estate development activities, including risks associated with obtaining necessary zoning and entitlements, the risk that our joint venture partners may not fulfill their obligations, and the risk that the projects will not be developed as anticipated or be profitable, and the pending contracts to sell real estate entered into by the Company or a joint venture may not be completed on the terms provided in the contract, or at all.  The Company’s investment in Woodbridge, which owns Bluegreen Corporation, exposes the Company to the risks of Bluegreen’s business and its ability to pay dividends to Woodbridge and risks inherent in the time-share industry, which risks are identified in BFC’s Annual Report on Form 10-K filed on March 16, 2015 with the SEC and available on the SEC’s website www.sec.gov.  BBX Sweet Holdings acquisitions and the Company’s acquisition of Renin Corp. exposes us to the risks of their respective businesses, which includes the amount and terms of indebtedness associated with the acquisitions which may impact our financial condition and results of operations and limit our activities; the failure of the companies to meet financial covenants and that BBX Capital may be required to make further capital contributions or advances to the acquired companies; as well as the risk that the integration of these operating businesses may not be completed effectively or on a timely basis, and that the Company may not realize any anticipated benefits or profits from the transactions. Further, Renin’s operations expose us to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Great Britain Pound. Past performance and perceived trends may not be indicative of future results.  In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 The Company cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the Consolidated Statements of Operations

BBX CAPITAL CORPORATION AND SUBSIDIARIES

for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, including the valuation of collateral dependent loans, the valuation of loans held-for-sale, the impairment of long-lived assets including real estate held-for-sale and held-for-investment, the determination of lower of cost or market for inventories, the valuation of assets acquired and liabilities assumed in the acquisition of a business, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions and accounting for contingencies. The three accounting policies that we have identified as critical accounting policies are allowance for loan losses, inventory lower of cost or market determinations and impairment of long-lived assets. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

BBX Capital’s Business Strategy

Since the sale of BankAtlantic in July 2012, we have been repositioning our business, monetizing our legacy portfolios of loans and real estate, and pursuing our goal of transitioning into a growth business by focusing on real estate opportunities and acquiring operating businesses.

The majority of our assets do not generate income on a regular or predictable basis. Recognizing the nature of our assets, our goal is to build long-term value.  We do not expect to generate significant revenue from the legacy BankAtlantic assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. BBX Capital is currently utilizing the cash flow from the monetization of its assets and dividends from Woodbridge to pay operating expenses and to invest in income producing real estate, real estate developments, real estate joint ventures and operating businesses. While there is no assurance it will be successful, BBX Capital is seeking to balance its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or through a joint venture).  We may also consider subsidiary or asset dispositions with respect to our investments in operating businesses, including Renin and Sweet Holdings, and we may in connection with our investment with BFC in Woodbridge pursue transactions involving Bluegreen, either directly or indirectly through a transaction involving Woodbridge, to monetize all or a portion of our investment in Woodbridge.  These may include pursuing a future sale or spin-off of a company or other transactions involving public or private issuances of a company’s debt or equity securities which might result in the ownership of less than 100% of the company.  The Company is also engaged in land entitlement activities on certain properties that we acquired through foreclosure and anticipate moving forward with land development projects which may include selling or leasing the improved properties to third parties or pursuing joint ventures with developers for the development of residential and commercial real estate projects involving the contribution of these properties by us as well as potential cash investments in such projects.  We are also pursuing potential investments in joint venture real estate projects that include real estate held by a joint venture partner or to be acquired from unrelated parties.  Furthermore, as a result of the substantial decline in real estate values during the recession, the majority of our non-performing commercial real estate loans and foreclosed real estate were written down in prior periods to the then prevailing estimated fair values of the collateral less costs to sell.  We are observing continued improvements generally in real estate markets and believe that the prior estimated fair values of the underlying collateral securing certain of our commercial real estate loans and our real estate carrying values may be below current market values.  Additionally, this recovery in the real estate market has favorably affected the financial condition of our borrowers and we are aggressively pursuing our borrowers and/or guarantors in order to maximize our recoveries through cash settlements, loan workout arrangements or participation interests in the development or performance of the collateral.  If we are successful in our efforts, we expect to recognize gains to the extent that the amounts we collect exceed the carrying value of our commercial loans and foreclosed real estate and expect these gains to be reflected in an increase in our shareholders’ equity in the long term.  Due to the nature of these activities however, we do not expect to generate revenues or earnings on a predictable or consistent basis.  Accordingly, we expect our results of operations to vary significantly on a quarterly basis and we may experience losses in future periods.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

FAR Reportable Segment - The FAR reportable segment consists of the activities associated with overseeing the management and monetization of FAR’s assets with a view to the repayment of BB&T’s preferred membership interest and maximizing the cash flows of any remaining assets.

Renin Reportable Segment - consists of the activities of Renin Holdings, LLC and its subsidiaries (“Renin”).  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America.  Renin is headquartered in Brampton, Ontario and has two manufacturing, assembly and distribution facilities located in Brampton, Ontario and Tupelo, Mississippi and a sales and distribution office in the United Kingdom.

Sweet Holdings Reportable Segment - The Sweet Holdings reportable segment consists of the activities of Hoffman’s and Williams & Bennett for three months ended March 31, 2014, and the activities of Hoffman’s, Williams & Bennett, Jer’s, Helen Grace and Anastasia for the three months ended March 31, 2015.

Net income (loss) before provision for income taxes from each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014	Change
BBX	$755	1,881	(1,126)
FAR	1,489	(355)	1,844
Renin	(827)	(352)	(475)
BBX Sweet Holdings	(537)	117	(654)
Income before provision
for income taxes	880	1,291	(411)
Provision for income taxes	3	-	3
Net income	$877	1,291	(414)

Summary Results of Operations – BBX Reportable Segment

The decline in the BBX segment’s income before provision for income taxes during the 2015 first quarter compared to the same 2014 quarter was primarily the result of higher professional fees and share based compensation costs partially offset by increased recoveries from loan losses.

Professional fees were $3.0 million for the three months ended March 31, 2015 compared to $0.3 million during the same 2014 period.  Included in professional fees during the three months ended March 31, 2015 were $0.8 million, $0.4 million and $0.9 million of expenses associated with the SEC civil action, the recently completed tender offer by BFC for the Company’s Class A common stock and accounting fees compared to $0.1 million, $0 and $0.3 million of such expenses during the same 2014 period, respectively.  Additionally, during the three months ended March 31, 2014, BBX received insurance reimbursements of $1.0 million associated with the SEC civil action.  BBX did not receive any insurance reimbursements during the three months ended March 31, 2015 and as discussed above and in Note 13 to the Company’s financial statements, we do not expect to receive any further insurance reimbursements with respect to the SEC action unless and until the coverage issue with our carrier is resolved in our favor.

Share-based compensation was $1.2 million for the three months ended March 31, 2015 compared to $0.9 million during the same 2014 period.  The higher share-based compensation during 2015 resulted from the issuance of restricted stock units to executive officers in October 2014.

Recoveries from loan losses were $3.2 million during the three months ended March 31, 2015 compared to $1.0 million during the same 2014 period. The higher recoveries from loan losses during 2015 resulted primarily from the charged off residential loan portfolio and secondarily from charged off commercial loans.  Recoveries from loan losses during the three months ended March 31, 2014 reflected $1.1 million of property tax refunds on a charged off commercial

BBX CAPITAL CORPORATION AND SUBSIDIARIES

land loan and $0.7 million of recoveries from BBX’s portfolio of charged-off loans partially offset by a $1.0 million provision for a commercial non-real estate loan.

Summary Results of Operations – FAR Reportable Segment

The improvement in the FAR segment’s income before provision for income taxes during the 2015 first quarter compared to the same 2014 quarter was primarily the result of lower asset impairments and selling, general and administrative expenses partially offset by a decline in revenues.

Impairments during the three months ended March 31, 2015 consisted of net recoveries of $1.1 million compared to net impairments of $1.2 million during the same 2014 period.  The 2015 net recoveries resulted primarily from $1.0 million of recoveries upon foreclosure and $0.4 million of net reduction in loans held for sale valuation allowances partially offset by $0.3 million of write-downs on two real estate properties.  The 2014 net impairments reflects a $2.2 million valuation allowance on a student housing facility acquired through foreclosure partially offset by $0.6 million of recoveries on residential loan repayments and $0.5 million reduction in loans held for sale valuation allowances.

Selling, general and administrative expenses during the three months ended March 31, 2015 were $0.9 million compared to $1.5 million during the same 2014 period.  The reduction in selling, general and administrative expenses resulted primarily from lower asset servicing costs which declined from $0.7 million during the three months ended March 31, 2014 to $0.2 million during the same 2014 period.  The significant decline in asset servicing costs reflects lower asset balances due to loan repayments and sales and real estate liquidations as well as the transferring of servicing of FAR’s commercial loans and real estate from a third party servicer to CAM and the  renegotiation of servicing contracts at lower rates.

Total revenues during the three months ended March 31, 2015 were $1.4 million compared to $3.3 million during the same 2014 period.  The decline in total revenues resulted primarily from $1.1 million of lower interest income and $0.6 million of decreased other revenues associated with foreclosed loans.  The lower interest income during 2015 reflects lower non-accruing loan liquidations as well as declining accruing loan balances resulting primarily from loan payoffs and sales.

Summary Results of Operations – Renin Reportable Segment

The decline in the Renin segment’s income before provision for income taxes resulted primarily from $0.2 million of higher foreign currency exchange losses and a $0.4 million increase in selling, general and administrative expenses for the three months ended March 31, 2015 compared to the same 2014 period.  The loss on foreign currency exchange resulted from the devaluation of the Canadian dollar compared to the U.S. dollar.  The increase in selling, general and administrative expenses reflects increased salaries and recruitment fees associated with the hiring of additional sales representatives and advertising expenditures for sales initiatives.

Summary Results of Operations – Sweet Holdings Reportable Segment

Revenues of the Sweet Holdings reportable segment are highly seasonal with approximately 40% of total revenues expected to be earned in the fourth quarter. It is anticipated that the financial results of the Sweet Holdings reportable segment will vary significantly on a quarterly basis.

The decline in the Sweet Holdings segment’s income before provision for income taxes resulted primarily from higher selling, general and administrative expenses for the three month ended March 31, 2015 compared to the same 2014 period.  Selling, general and administrative expenses were 45% of trade sales during the three months ended March 31, 2015 compared to 33% of trade sales for the same 2014 period.  The higher selling, general and administrative expenses reflects increased compensation expense and consulting fees associated with the establishment of internal policies and procedures at the acquired companies as well as the costs associated with the recruitment of industry professionals for management positions and the costs of operating additional Hoffman’s retail stores.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

BBX Reportable Segment

The BBX reportable segment had investments in the following real estate joint ventures as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Altis at Kendall Square, LLC	$1,230	1,264
Altis at Lakeline - Austin Investors, LLC	5,000	5,000
New Urban/BBX Development, LLC	968	996
Sunrise and Bayview Partners, LLC	1,676	1,723
Hialeah Communities, LLC	4,988	5,091
PGA Design Center Holdings, LLC	1,945	1,991
Investments in unconsolidated real estate joint ventures	$15,807	16,065
Investment in consolidated joint venture JRG/BBX Development, LLC	$1,043	964

Kendall Commons (Altis at Kendall Square, LLC)

In March 2013, the Company sold land to Altman Development (“Altman”), a third party real estate developer, for net proceeds of $8.0 million.  Altman is developing a multifamily rental community comprised of 12 three-story apartment buildings, one mixed-use building and one clubhouse totaling 321 apartment units.  The Company has invested $1.3 million of cash in the project as one of a number of investors.  The first five buildings have been completed with the balance of the buildings expected to be completed in 2015.  After all members (including the Company) receive a preferred return of 10% and all contributed capital is returned, the Company is entitled to receive 13% of venture distributions until a 15% internal rate of return has been attained and thereafter the Company will be entitled to receive 9.75% of any venture distributions.

Altis at Lakeline – Austin Investor, LLC

In December 2014, the Company invested $5.0 million in a planned multi-family development – Altis at Lakeline – being developed by Altman.  Located on an approximate 23 acre parcel in the northwest area of Austin, Texas, Altis at Lakeline is planned for 19, two and three story, residential apartment buildings with 354 apartment units, 38 enclosed garages, and a clubhouse.  Altis at Lakeline, a gated community, is planned to feature a mix of studio, one, two and three bedroom apartment homes and a private resort style 5,500 square foot clubhouse.  Other planned amenities include a pool and spa, an outdoor activities pavilion with a sports bar and full demonstration kitchen, a full circuit fitness center, and kids’ play and study area.  After all investors receive a preferred return of 9% and all contributed capital is returned, the Company will then be entitled to receive 26.3% of any venture distributions until an 18% internal rate of return has been attained and thereafter the Company will be entitled to receive 18.8% of any venture distributions.

Village at Victoria Park (New Urban/BBX Development, LLC)

Village at Victoria Park consists of approximately 2 acres of land previously owned by the Company located near downtown Fort Lauderdale, Florida that is being developed as 30 single-family homes. In December 2013, the Company entered into a joint venture agreement with New Urban Communities to develop the project.  The project is a 50%-50% joint venture, with New Urban Communities serving as the developer and manager.  In April 2014, the joint venture entered into an acquisition, development and construction loan with a financial institution and the Company and New Urban Communities each contributed an additional $692,000 to the joint venture as a capital contribution. The joint venture purchased the vacant land from the Company for $3.6 million consisting of $1.8 million in cash (less $0.2 million in selling expenses) and a $1.6 million promissory note.  The $1.6 million promissory note is secured by a junior lien on the vacant land and future improvements and is subordinated to the acquisition, development and construction loan. The project commenced construction and sales during the third quarter of 2014.  Closings are projected to begin during the fourth quarter of 2015.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Bayview (Sunrise and Bayview Partners, LLC)

In June 2014, the Company entered into a joint venture agreement with an affiliate of Procacci Development Corporation (“PDC”) and the Company and PDC each contributed $1.8 million to the joint venture.  The joint venture acquired for $8.0 million approximately three acres of real estate located at Bayview Drive and Sunrise Boulevard in Fort Lauderdale, Florida.  The new joint venture entity, Sunrise and Bayview Partners, LLC, is a 50% - 50% joint venture, with the PDC affiliate serving as the managing member.  The property is currently improved with an approximate 84,000 square foot office building along with a convenience store and gas station, and located minutes from the Fort Lauderdale beaches and directly across from the Galleria at Ft. Lauderdale.  The office building has low occupancy with short term leases.  The convenience store’s lease ends in March 2017 with a five year extension option.  We anticipate the property will be redeveloped into a mixed-use project at some point in the future.

Hialeah Communities, LLC (Bonterra – CC Homes)

During the third quarter of 2014, the Company entered into a joint venture agreement with CC Homes- a Codina-Carr Company, to develop homes in a portion of the newly proposed Bonterra Communities (formerly called the Hialeah Communities) in Hialeah, Florida.  As the developer and manager of the joint venture, CC Homes currently plans to build approximately 394 single-family homes.    The Company transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, the Company received its joint venture interest and $2.2 million of cash.  Anticipated project profits resulting from the joint venture will be distributed to CC Homes and the Company on a 55% and 45% basis, respectively.  Any necessary additional capital for the joint venture is required to be contributed by CC Homes and the Company on a 43% and 57% basis, respectively. In September 2014, the joint venture acquired nine acres of land and the Company acquired four acres of land adjacent to the property from unrelated third parties. The project is in the final stages of planning and subject to receipt of government approvals. Construction is anticipated to commence in the second half of 2015.  In March 2015, the joint venture refinanced the $8.3 million mortgage loan with proceeds from a $31.0 million acquisition and development loan.  The Company is a guarantor of 26.3% of the $31.0 million joint venture acquisition and development loan. (The Bonterra - CC Homes joint venture development is part of the master-planned community project, Bonterra Communities, discussed below.)

PGA Design Center Holdings, LLC

In December 2013, the Company purchased for $6.1 million a commercial property in Palm Beach Gardens, Florida, with three existing buildings consisting of 145,000 square feet of primarily furniture retail space. The property, which is located in a larger mixed use property now known as PGA Place, was substantially vacant at the date of acquisition.  Subsequent to the acquisition of the property, the Company entered into a joint venture with Stiles Development which acquired a 60% interest in the joint venture for $2.9 million in cash.  The Company contributed the property (excluding certain residential development entitlements having an estimated value of $1.2 million) to the joint venture in exchange for $2.9 million in cash and the remaining 40% interest in the joint venture.  In January 2014, the Company transferred the retained residential development entitlements to adjacent parcels owned by it in PGA Place (see below for a discussion of the other parcels owned by the Company in PGA Place).  The joint venture intends to seek governmental approvals to change the use of a portion of the property from retail to office use and then sell or lease the property.  In May 2014, the joint venture entered into a contract to sell an 80,000 square foot building and in April 2015 the joint venture entered into a contract to sell a 20,000 square foot building.  Both contracts are subject to receiving the necessary entitlements and the potential purchasers’ due diligence.

North Flagler (JRG/BBX Development, LLC)

In October 2013, the Company entered into a joint venture with JRG USA pursuant to which JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre parcel overlooking the Intracoastal Waterway in West Palm Beach, Florida and the Company invested $0.5 million of cash.  During 2015, the zoning district surrounding this property was changed to permit up to 15 stories in building height from 4 stories in building height.  The Company believes this change in the height restrictions will significantly increase the value of the joint venture’s 4.5 acre parcel based on the expectation that the City of West Palm Beach will allow the same increased building height on the joint venture’s 4.5 acre parcel.  The Company is entitled to receive 80% of any joint venture distributions until it recovers its capital investment and thereafter will be entitled to receive 70% of any joint venture distributions.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The Company also owns a 2.7 acre parcel located adjacent to the 4.5 acre parcel which is the subject of the contract held by the North Flagler joint venture with JRG USA.  The 2.7 acre parcel was acquired by the Company through foreclosure and had a carrying value of $3.2 million as of March 31, 2015.  We believe that the fair value of this parcel increased as a result of the municipality’s approval of the zoning changes referenced in the preceding paragraph which apply to this parcel.

In April 2015, the joint venture entered into a contract to sell the 4.5 acre parcel to a third party developer for $20 million and the Company entered into a contract to sell the 2.7 acre parcel to the same developer for $11.0 million.  The joint venture will either assign its $10.8 million contract to purchase the 4.5 acre parcel to the buyer or acquire the parcel immediately prior to closing the sale with the buyer.  The closing of each of these sales is contingent upon the expiration of a feasibility period and other conditions, including the buyer’s due diligence, and there is no assurance that these sales will close under the terms of the respective contracts, or at all.  Additionally, under the terms of the sales contracts, the buyer is required to purchase both properties, and may not complete the purchase of one parcel without completing the purchase of the other.

We are currently engaged through the BBX reportable segment in entitlement and planning activities with respect to the development of the following properties that were obtained through foreclosure.

Gardens at Millenia

Gardens at Millenia consists of approximately 86 acres of land, including a 47 acre lake, located near the Mall at Millenia in a commercial center in Orlando, Florida with a carrying value of $16.5 million as of March 31, 2015.  The Company completed permitting and is currently developing the property to reclaim approximately 15 acres of the lake as additional developable property for a total of 54 developable acres.  The proposed plans for the 54 developable acres include a 460,000 square foot retail shopping center with multiple big-box and in-line tenants as well as two outparcel retail pads.  An agreement to sell a portion of the land to a big-box retailer was entered into but remains subject to the buyer’s due diligence.  The Company is in discussions with a potential retail joint venture partner to develop approximately 13.4 acres of the site.  Current plans for approximately 11.8 acres of this site include nine rental apartment buildings totaling approximately 292 units, a clubhouse, lakeside pavilion, lakeside running trail, and a dog park. The Company is negotiating with a potential joint venture partner to develop the 11.8 acre parcel.

Bonterra Communities – (formerly Hialeah Communities)

Bonterra Communities is a proposed master-planned community anticipated to be built on an approximate 128 acres of land, including a 59 acre parcel owned by the Bonterra – CC Homes joint venture (discussed above).  Once completed, Bonterra Communities is planned to have approximately 1,171 single-family homes, villas, town homes, and apartments, along with amenities including a clubhouse, fitness center, resort pool, parks, and a 15 acre lake.  The Bonterra community site is currently in the final stages of master-planning and our plans continue to be subject to receipt of required governmental approvals.  It is anticipated that the community will be divided into three parcels, which are anticipated to include:

1.

As discussed in the Bonterra - CC Homes joint venture paragraph above, an approximate 59 acre parcel to be developed with approximately 394 single-family homes by a joint venture between the Company and CC Homes.

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

PGA Place

The Company owns land located in the newly named PGA Place, in the city of Palm Beach Gardens, Florida, with carrying values aggregating $8.3 million as of March 31, 2015.  The property held by the PGA Design Center Holdings joint venture described above is adjacent to this property. We believe this property presents a variety of development opportunities, some of which are currently in the planning stages and remain subject to receipt of government approvals.   The Company is currently seeking governmental approvals for a 126 room limited-service suite hotel, a 5,000 square foot

BBX CAPITAL CORPORATION AND SUBSIDIARIES

freestanding restaurant and approximately 180,000 square feet of office buildings on vacant tracts of land.  We anticipate partnering with one or more third party developers to develop all or a portion of these components of the project.

BBX Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the BBX reportable segment for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months
	Ended March 31,
	2015	2014	Change
Interest income	$287	172	115
Net gains (losses) on sales of assets	115	(64)	179
Income from real estate operations	276	777	(501)
Other revenues	194	131	63
Total revenues	872	1,016	(144)
Interest expense	(97)	261	(358)
Real estate operating expenses	468	746	(278)
Selling, general and administrative expenses	8,405	5,267	3,138
Total costs and expenses	8,776	6,274	2,502
Equity earnings in Woodbridge	5,803	6,222	(419)
Equity earnings in unconsolidated joint ventures	(304)	(6)	(298)
Recoveries from loan losses	3,198	1,004	2,194
Asset impairments	(38)	(81)	43
Income before income taxes	755	1,881	(1,126)
Provision for income taxes	3	-	3
BBX segment income	$752	1,881	(1,129)

Total Revenues

Interest income during the three months ended March 31, 2015 and 2014 was mainly interest income recognized on a cash basis from non-accrual loans as well as $44,000 of interest income recognized on advances to Sweet Holdings.  The interest income from Sweet Holdings was eliminated in consolidation.

During the three months ended March 31, 2015, real estate property was sold for a $26,000 gain and two charged off loans were sold for an $89,000 gain.  During the three months ended March 31, 2014, a real estate property was sold for a $64,000 loss.

The lower income and expenses from real estate operations resulted primarily from sales of one rental property and one operating property during the fourth quarter of 2014.

Other revenues during the three months ended March 31, 2015 and 2014 consisted primarily of office facilities revenues from BFC and Sweet Holdings management fees.  The management fees of $91,000 and $45,000 for the three months ended March 31, 2015 and 2014 were eliminated in consolidation.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Total Costs and Expenses

Interest expense for the three months ended March 31, 2015 consisted of $147,000 of interest expense recognized on the Woodbridge promissory note offset by $244,000 of capitalized interest associated with real estate development and joint venture activities.  Interest expense for the three months ended March 31, 2014 consisted of $147,000 of interest expense on the Woodbridge promissory note and $114,000 of interest expense recognized on the Florida Community Bank mortgage that was assumed by the Hialeah Communities joint venture in June 2014.

The $3.1 million increase in selling, general and administrative expenses during the three months ended March 31, 2015 compared to the same 2014 period resulted primarily from a $2.6 million increase in professional fees and a $0.4 million increase in compensation expense.  The higher professional fees were primarily associated with the SEC civil action, BBX actions in connection with BFC’s tender offer and increased audit and tax service fees. The increase in compensation expense resulted mainly from higher share-based compensation in connection with the issuance of restricted stock units to executive officers in October 2014.

Recoveries from loan losses

Recoveries from loan losses during the three months ended March 31, 2015 resulted primarily from recoveries from the charged off loan portfolio.  Recoveries from loan losses during the three months ended March 31, 2014 included $1.1 million of property tax refunds on a foreclosed commercial land loan and $0.7 million of recoveries from the charged-off loan portfolio partially offset by a $1.0 million provision for a commercial non-real estate loan.

Asset Impairments

Asset impairments during the three months ended March 31, 2015 and 2014 reflected 38,000 and $80,000, respectively, of valuation allowance adjustments on foreclosed real estate property resulting from updated valuations.

Equity Earnings in Woodbridge

Equity earnings in Woodbridge during the three months ended March 31, 2015 and 2014 resulted primarily from  the operations of Bluegreen.

Bluegreen is a sales, marketing and management company, primarily focused on the vacation ownership industry.  Bluegreen markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed by others, in which case Bluegreen earns fees for providing these services. Bluegreen also earns fees by providing club and property owner’s association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to FICO® score-qualified individual purchasers of VOIs, which generates significant interest income for Bluegreen.

In addition to Bluegreen’s traditional vacation ownership operations, Bluegreen has in recent years pursued a business strategy, referred to as a “capital light” business strategy, involving activities that generally do not require the significant costs and capital investments generally incurred in connection with the acquisition and development of VOIs and Bluegreen’s traditional, or legacy, vacation ownership business.  Bluegreen’s results for the three months ended March 31, 2015 reflect Bluegreen’s continued focus on its capital-light business.  Bluegreen believes its capital-light business strategy enables it to leverage its expertise in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties. Bluegreen’s goal is for its capital-light business activities to become an increasing portion of its business over time; however, these efforts may not be successful.

Bluegreen’s net income was $16.0 million for the three months ended March 31, 2015 compared to $17.2 million during the comparable 2014 period.  The lower Bluegreen 2015 net income resulted primarily from higher selling and marketing expenses.  The increase in Bluegreen’s selling and marketing expenses during first quarter of 2015 compared to the first quarter of 2014 was a result of Bluegreen’s focus on attempting to increase its marketing efforts to new prospects as opposed to existing owners, which results in higher costs in connection with expanding marketing channels.  Sales to existing owners generally involve lower marketing expenses than sales to new prospects; however, a new program which

BBX CAPITAL CORPORATION AND SUBSIDIARIES

contributed to owner sales has a slightly higher cost per tour as compared to historical owner sales tours.  Bluegreen expects to continue to increase its focus on sales to new prospects as well as the new program for owner sales and, as a result, sales and marketing expenses may continue to increase.

FAR Reportable Segment

FAR Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the FAR reportable segment (“FAR”) for the three months ended March 31, 2015 and 2014 (in thousands):

	For the Three Months
	Ended March 31,
	2015	2014	Change
Interest income	$578	1,664	(1,086)
Net (losses) gains on sales of assets	(113)	15	(128)
Income from real estate operations	650	716	(66)
Other revenues	325	915	(590)
Total revenues	1,440	3,310	(1,870)
BB&T's priority return in FAR distributions	57	348	(291)
Real estate operating expenses	712	807	(95)
Selling, general and administrative expenses	906	1,516	(610)
Total costs and expenses	1,675	2,671	(996)
Recoveries from loan losses	623	244	379
Asset recoveries (impairments)	1,101	(1,238)	2,339
Income (loss) before income taxes	1,489	(355)	1,844
Provision for income taxes	-	-	-
Net income (loss)	$1,489	(355)	1,844

Total Revenues

The decline in interest income for the three months ended March 31, 2015 compared to the same 2014 period reflects lower non-accruing loan liquidations during the 2015 period as well as declining accruing loan balances resulting primarily from loan payoffs and sales.

The losses on the sales of assets for the three months ended March 31, 2015 resulted from the sale of residential properties for a net loss of $82,000 and the sale of commercial land for a $84,000 loss.  These losses were partially offset by the sale of a commercial rental property for a $53,000 gain.  The gains on the sales of assets for the three months ended March 31, 2014 were primarily from sales of residential properties.

The lower income from real estate operations resulted primarily from sales of three rental properties during the year ended December 31, 2014 partially offset by the rental income from a student housing facility that FAR took possession of in January 2014.

During each of the three month periods ending March 31, 2015 and 2014, FAR recognized $0.3 million of other revenues from a public storage operating facility.  Also included in other revenues during the three ended March 2014, was  $0.6 million of income associated with a foreclosed loan where the fair value of the real estate acquired through foreclosure was in excess of the contractual principal amount of the loan.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Total Cost and Expenses

The reduction in BB&T’s priority return in FAR distributions resulted from a lower preferred membership interest preference amount outstanding during the 2015 quarter compared to the same 2014 quarter.  The preferred membership interest preference amount was paid down from $68.5 million as of December 31, 2013 to $6.1 million as of March 31, 2015.

The decline in selling, general and administrative expenses during the three months ended March 31, 2015 compared to the same 2014 period reflects lower asset servicing costs  and foreclosure expenses associated with a significant decrease in the number of loans and real estate in FAR’s serviced asset portfolio.  FAR had $130.7 million of loans and real estate serviced by third parties as of December 31, 2013 compared to $40.0 million as of March 31, 2015.    Foreclosure expenses declined by $0.1 million for the three months ended March 31, 2015 compared to the same 2014 period.  Foreclosure expenses consisted primarily of real estate taxes on delinquent collateral dependent loans in foreclosure. The decline in foreclosure expense resulted primarily from the declining size of the loan portfolio.

Recoveries from loan losses

The recoveries from loan losses during the three months ended March 31, 2015 reflects $0.6 million of recoveries from nonaccrual and charged off loans.  The recoveries for loan losses during the three months ended March 31, 2014 reflect $0.1 million of recoveries associated with nonaccrual and charged off loans as well as a $0.2 million reduction in the allowance for loan losses primarily associated with loan payoffs.

Asset Recoveries and Impairments

Asset recoveries for the three months ended March 31, 2015 resulted primarily from $1.0 million of recoveries upon foreclosures and $0.4 million of a  net reduction in loans held for sale valuation allowances.  The foreclosure recoveries reflect that the fair value of the properties less costs to sell was higher than the recorded investment of the foreclosed loans as real estate values appreciated subsequent to the charging down of the loans. The $1.4 million of asset recoveries were partially offset by $0.3 million of real estate impairments due to updated valuations and reductions of listing prices.

Asset impairments during the three months ended March 31, 2014 reflect a $2.2 million valuation allowance adjustment on a student housing facility acquired through foreclosure partially offset by $0.6 million of recoveries from short sales and payoffs of residential loans and a $0.5 million reduction in loans held-for-sale valuation allowances associated with updated valuations.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Renin Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Renin reportable segment for the three months ended March  31, 2015 and 2014:

		For the Three Months Ended March 31,
($ in thousands)		2015	2014	Change
Trade sales		$13,524	13,826	(302)
Cost of goods sold		(10,171)	(10,445)	274
Gross margin		3,353	3,381	(28)
Interest expense		73	216	(143)
Selling, general and administrative expenses		3,638	3,210	428
Loss on foreign currency exchange		469	307	162
Total costs and expenses		4,180	3,733	447
Loss before income taxes		(827)	(352)	(475)
Provision for income taxes		-	-	-
Net loss		$(827)	(352)	(475)
Gross margin percentage	%	24.79	24.45	0.34
SG&A as a percent of trade sales	%	26.90	23.22	3.68

Renin’s interest expense for the three months ended March 31, 2014 was associated with the Bluegreen notes payable.  Renin refinanced the Bluegreen notes payable with a financial institution in June 2014 under a facility with lower interest rates and outstanding balances.  The decline in average notes payable balances resulted from the Company and BFC contributing $2.0 million and $0.5 million of capital, respectively, to repay a portion of the Bluegreen notes payable in connection with the refinancing transaction.

The higher selling, general and administrative expenses as a percentage of trade sales resulted primarily from increased salaries and recruitment fees associated with the hiring of additional sales representatives and advertising expenditures for sales initiatives.

The loss on foreign currency exchange resulted primarily from the de-valuation of the Canadian dollar compared to the U.S. dollar during the three months ended March 31, 2015 and 2014.  The Canadian dollar to U.S. dollar exchange rate declined from 86.20 as of December 31, 2014 to 78.99 as of March 31, 2015.  The Canadian dollar to U.S. dollar exchange rate declined from 94.02 as of December 31, 2013 to 90.46 as of March 31, 2014.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Sweet Holdings Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Sweet Holdings reportable segment for the three months ended March  31, 2015 and 2014 (in thousands):

		For the Three Months Ended March 31,
		2015	2014	Change
Trade sales		$6,011	2,729	3,282
Cost of goods sold		(3,664)	(1,656)	(2,008)
Gross margin		2,347	1,073	1,274
Interest expense		207	62	145
Selling, general and administrative expenses		2,677	894	1,783
Total costs and expenses		2,884	956	1,928
(Loss) income before income taxes		(537)	117	(654)
Benefit for income taxes		-	-	-
Net (loss) income		$(537)	117	(654)
Gross margin percentage	%	39.05	39.32	(0.27)
SG&A as a percent of trade sales	%	44.54	32.76	11.78

The Sweet Holdings results of operations consisted of the activities of Hoffman’s, Williams & Bennett, Helen Grace Chocolates, LLC, Jer’s Chocolates and Anastasia Confections, Inc. for the three months ended March 31, 2015.  The Sweet Holdings results of operations consisted of the activities of Hoffman’s and Williams & Bennett for the three months ended March 31, 2014. Jer’s Chocolate was acquired on July 1, 2014, Helen Grace was acquired on July 21, 2014 and Anastasia was acquired on October 1, 2014.

Interest expense for the three months ended March 31, 2015 included $162,000 of interest expense associated with the Centennial Bank note and acquisition promissory notes as well as holdback obligations associated with the Sweet Holdings’ acquisitions. Also included in interest expense was $44,000 of interest expense on BBX Capital advances to Sweet Holdings.  The interest expense on BBX Capital advances to Sweet Holdings was eliminated in consolidation. The interest expense for the three months ended March 31, 2014 represents interest expense of $19,000 on holdback obligations and $43,000 of interest expense on BBX Capital advances to Sweet Holdings.

The higher selling, general and administrative expenses as a percent of sales for the three months ended March 31, 2015 compared to the same 2014 period reflects increased compensation expense and consulting fees associated with the establishment of internal policies and procedures at the acquired companies as well as the costs associated with the recruitment of industry professionals for management positions and the costs of operating additional Hoffman’s retail stores.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

BBX Capital Consolidated Financial Condition

The Company’s total assets as of March 31, 2015 were $385.5 million compared to $392.9 million as of December 31, 2014.  The decline in total assets reflects the utilization of cash proceeds from loan repayments and real estate sales to repay BB&T’s preferred interest in FAR. The changes in the components of total assets from December 31, 2014 to March 31, 2015 are summarized below:

•

Decrease in cash resulting primarily from $7.0 million of land development costs, $6.2 million of payments of BB&T’s preferred interest in FAR, $1.3 million of notes payable payments, $2.6 million increase in restricted cash primarily for development activities and operating expenses, partially offset by $6.7 million of loan repayments and recoveries and $2.9 million of proceeds from the sales of real estate.

•	Lower loans receivable and loans held-for-sale balances due to loan repayments and $2.2 million of loans transferring through foreclosure to real estate held-for-sale,
•	Decrease in trade receivables due to lower trade sales volume during the first quarter of 2015 compared to the fourth quarter of 2014,
•	Increase in real estate held-for-investment primarily from development activities,
•

Decrease in real estate held-for-sale primarily from $3.0 million of real estate sales and $1.0 million of properties transferred to real estate held-for-investment, partially offset by $2.2 million of real estate acquired through foreclosure,

•

Decrease in investment in real estate joint ventures reflecting $0.3 million of equity losses for the three months ended March 31, 2015 partially offset by $68,000 of capitalized interest expense associated with equity method investment properties under development,

•	Higher equity investment in Woodbridge reflecting $5.8 million of equity earnings, and
•	Increase in other assets associated with a $1.3 million refundable deposit associated with development activities.

The Company's total liabilities at March  31, 2015 were $72.0 million compared to $81.7 million at December 31, 2014.  The changes in the components of total liabilities from December 31, 2014 to March  31, 2015 are summarized below:

•	Decrease in BB&T’s preferred interest in FAR reflecting distributions of proceeds from the monetization of FAR’s assets,
•	Decrease in notes payable reflecting notes payable scheduled principal repayments partially offset by discount amortization and
•	Decrease in other liabilities due primarily to the payment of annual bonuses during the three months ended March 31, 2015 and lower accounts and accrued expense balances.

Liquidity and Capital Resources

The Company’s current assets at March 31, 2015 consisted of cash, inventory and trade receivables aggregating $47.7 million. This does not include $2.6 million and $18.0 million of current assets held in FAR and Renin, respectively.  The Company had $23.3 million of current liabilities as of March 31, 2015.  This does not include $0.5 million and $9.1 million of current liabilities of FAR and Renin, respectively.  The Company’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans, loan recoveries, sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate, revenues from BBX Sweet Holdings acquisitions and distributions received from FAR and Woodbridge.

The Company expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge. Distributions must be declared by Woodbridge and approved in advance by both BFC and BBX Capital.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, cash flows and business of Bluegreen, as well as restrictions contained in Bluegreen’s debt facilities and the outcome of pending legal proceedings against Bluegreen, including In Re:  Bluegreen Corp. Shareholder Litigation where the plaintiffs in a class action are seeking substantial damages against Bluegreen, Woodbridge and others in connection with the acquisition of Bluegreen’s previously publicly held shares by Woodbridge. Additionally, in March 2015, BFC borrowed $80 million from Bluegreen to finance the purchase of 4,771,221 shares of BBX Capital’s Class A common stock in BFC’s recently completed tender offer.  As a consequence, the Company may not receive dividends from Woodbridge consistent with prior periods or in the time frames or amounts anticipated, or at all.  The Company also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM and BBX Partners, each of which is wholly-owned by BBX Capital, and in FAR, which

BBX CAPITAL CORPORATION AND SUBSIDIARIES

as of May 6, 2015 became wholly-owned by BBX Capital upon the repayment and redemption of BB&T’s preferred membership interest in FAR.  The Company also may seek to obtain funds through borrowings or the issuance of equity securities. The Company anticipates utilizing these funds for general corporate purposes, including selling, general and administrative expenses, loan servicing costs, real estate operating expenses, Renin and BBX Sweet Holdings operating expenses and, to the extent of available liquidity, to pursue its business strategy of investing, directly or through joint ventures in real estate (which may include acquisition and/or development) and in operating businesses.  BBX Sweet Holdings is actively pursuing other acquisitions in the candy and confections industry. Since its formation in 2012, the cash held in FAR and generated from its assets was used primarily to pay FAR’s operating expenses and to pay BB&T’s 95% preferred membership interest and the related priority return and was generally not available for distribution to BBX Capital beyond its 5% preferred membership.   As a result of the repayment and redemption of BB&T’s preferred membership interest in FAR on May 6, 2015, FAR is now wholly-owned by BBX Capital.

A significant source of the Company’s liquidity is the liquidation of loans and real estate, recoveries from the charged off loan portfolio, cash proceeds from the  contribution of properties to real estate joint ventures and dividends from Woodbridge.  During the three months ended March 31, 2015, the proceeds from loans and real estate were approximately $6.7 million and $2.9 million, respectively. In April 2015 the Company received $6.2 million of dividends from Woodbridge. There is no assurance that we will realize proceeds from these sources in future periods in similar amounts or on similar timeframes.

The Company’s real estate activities include hiring property managers to operate income producing properties, making protective expenditures (including the payment of property taxes) in an effort to maintain the value of properties and undertaking the zoning and entitlement, development or improvement of properties to position the properties for sale, or potential joint venture arrangements.

The Company’s Consolidated Contractual Obligations as of March 31, 2015 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
BB&T's preferred interest in FAR	$6,132	-	-	6,132	-
Operating lease obligation	18,974	2,730	5,408	4,931	5,905
Notes payable to related parties	11,750	-	-	11,750	-
Notes payable	17,435	2,919	4,600	8,279	1,637
Other obligations	430	120	240	70	-
Total contractual cash obligations	$54,721	5,769	10,248	31,162	7,542

Notes payable as of March 31, 2015 consisted of a term loan and revolving credit advances issued by Renin with an aggregate balance of $7.7 million, $7.8 million of promissory notes and promissory notes representing holdback amounts issued by BBX Sweet Holdings in connection with its acquisitions, and a $1.6 million notes payable issued by a subsidiary of BBX Sweet Holdings. See Note 7, Notes Payable to the “Notes to Consolidated Financial Statements - Unaudited”, for a discussion of the notes payable terms and covenants.

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures.  See Note 13 Commitments and Contingencies to the “Notes to Consolidated Financial Statements - Unaudited”, for a discussion of BBX Capital’s contingent obligations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The discussion contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 under Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” provides quantitative and qualitative disclosures about the Company’s primary market risk, which is equity pricing risk associated with the real estate market.

The Company’s market risk consists primarily of equity pricing risk and secondarily interest rate risk of real estate assets. The majority of the Company’s assets are real estate held-for-investment or held-for-sale and loans secured by real estate. The Company’s financial condition and earnings are significantly affected by changes in real estate values in the

BBX CAPITAL CORPORATION AND SUBSIDIARIES

markets where the real estate or real estate collateral is located and changes in interest rate which effects the affordability of real estate.  As a result, the Company is exposed to equity pricing and interest rate risk in the real estate market.

The Company is also subject to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Great Britain Pound as a result of the operations of Renin.  The assets, liabilities, revenue and expenses that are denominated in foreign currencies will be affected by changes in the exchange rates between the U.S. dollar and the Canadian dollar or Great Britain Pound.  As of March 31, 2015, the Company has not entered into any foreign exchange forward contracts as hedges against foreign currency exchange risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March  31, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  Management has excluded Helen Grace Chocolates, LLC, Jers Chocolate, LLC and Anastasia Confections, Inc. from its review of the changes in internal control over financial reporting that occurred during the quarter ended March 31, 2015. We acquired these businesses during the third quarter and the fourth quarter of 2014 and our management has not conducted an assessment of the acquired businesses’ internal control over financial reporting.  The aggregate total revenues and total assets of Helen Grace Chocolates, LLC, Jer’s Chocolate, LLC and Anastasia Confections, Inc. represented 19% and 5%, respectively, of the related consolidated financial statement amounts as of and for the three months ended March 31, 2015.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The jury also found that Mr. Levan made or caused to be made false statements to the independent accountants regarding the held for sale issue.

On January 12, 2015, BBX Capital and Alan B. Levan filed a motion for a new trial and a motion for judgment as a matter of law which were denied by the Court. The SEC has filed a motion for a final judgment: (i) permanently barring Alan B. Levan from serving as an officer or director of any SEC reporting company; (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Alan B. Levan; and (iii) permanently restraining BBX Capital and Alan B. Levan from violating securities laws.  On May 4, 2015, BBX Capital and Alan Levan filed a reply brief to the SEC’s motion for final judgment.  BBX Capital believes the claims to be without merit, continues to vigorously defend the action and intends to appeal any judgment entered to the Eleventh Circuit Court of Appeals.

On January 14, 2015, we received notice from our insurance carrier that, based upon its interpretation of the jury verdict in this action, the carrier does not believe it is obligated to advance further payments towards fees and costs incurred in connection with this action and that it reserves its right to obtain reimbursement of the amounts it previously advanced with respect to this action.  We have received legal fee and cost reimbursements from our insurance carrier in connection with this action of approximately $5.8 million.

New Jersey Tax Sales Certificates Antitrust Litigation

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly owned subsidiary of CAM, among others as defendants.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction. BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs filed a Consolidated Amended Complaint on January 6, 2014.  While BBX Capital believed the claims to be without merit, BBX Capital has reached an agreement to settle the action, subject to court approval.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 5.  Other Information

On May 6, 2015, the Company entered into an employment agreement with Raymond S. Lopez, the Company’s Chief Financial Officer and Chief Risk Officer. Under the terms of his employment agreement, Mr. Lopez will receive an initial annual base salary of $174,500.  Mr. Lopez’s annual base salary is subject to review and may be increased from time to time in the discretion of the Company’s Compensation Committee but may not be reduced without the consent of Mr. Lopez. Mr. Lopez is also eligible under his employment agreement to receive an annual bonus as determined from time to time by the Compensation Committee in an amount of up to 60% of his then-current annual base salary. Mr. Lopez’s employment agreement will continue until terminated by the Company or Mr. Lopez.  The employment agreement may be terminated by the Company for “Cause” or “Without Cause” or by Mr. Lopez for “Good Reason” (in each case as such terms are defined in the employment agreement).  If the employment agreement is terminated by the Company for “Cause,” Mr. Lopez will be entitled to receive his base salary through the date of termination. If the employment agreement is terminated by the Company “Without Cause” or by Mr. Lopez for “Good Reason,” Mr. Lopez will be entitled to receive a severance payment in an amount equal his annual base salary and annual bonus opportunity at the date of termination (or an amount equal to 1.5 times his annual base salary and 1.5 times his annual bonus opportunity at the date of termination if such termination occurs within two years after a “Change in Control” (as defined in the employment agreement)).  In addition, if the employment agreement is terminated by the Company “Without Cause” or by Mr. Lopez for “Good Reason,” the Company will be required for a period of one year from the date of termination to continue to provide Mr. Lopez with health insurance, life insurance, dental insurance and other benefits which he was receiving as of the date of termination.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The employment agreement will also be terminated upon Mr. Lopez’s death, in which case Mr. Lopez’s estate will be entitled to receive his base salary through the date of his death and the prorated portion of his annual bonus (based on the average annual bonus paid to him during the prior two fiscal years) through the date of his death.  Mr. Lopez agreed in the employment agreement to enter into a non-disclosure, non-competition, confidentiality and non-solicitation of customers agreement with the Company on terms acceptable to both Mr. Lopez and the Company, and compliance with the terms of such agreement is a condition to the Company’s requirement to make any severance payment or provide continued benefits to Mr. Lopez as described above.  The foregoing description of Mr. Lopez’s employment agreement with the Company is a summary only and is qualified in its entirety by reference to the full text of the employment agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

On May 8, 2015, BFC, BBX, Woodbridge and Bluegreen and their respective subsidiaries entered into an “Agreement to Allocate Consolidated Income Tax Liability and Benefits” pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. The parties will calculate their respective income tax liabilities and attributes as if each of them were a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized.  The foregoing summary is qualified in its entirety by reference to the agreement, a copy of which is filed as an exhibit to this Form 10-Q and is incorporated herein by reference.

Item 6.  Exhibits.

Exhibit 10.1Employment agreement of Raymond S. Lopez

Exhibit 10.2Agreement to Allocate Consolidated Income Tax Liability and Benefits

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

BBX Capital Corporation

May 8, 2015	By	/s/Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/
Chairman of the Board

May 8, 2015	By:	/s/Raymond S. Lopez
Date		Raymond S. Lopez
Executive Vice President,
Chief Financial Officer