Form 10-Q
period 2015-06-30
BBX CAPITAL CORP
filed 2015-08-07
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Small reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] YES   [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Title of Each Class	Outstanding at August 3, 2015
Class A Common Stock, par value $0.01 per share	15,977,324
Class B Common Stock, par value $0.01 per share	195,045

TABLE OF CONTENTS
		Page
Part I.	FINANCIAL INFORMATION

Reference

Item 1.	Financial Statements	3-32

	Consolidated Statements of Financial Condition - June 30, 2015 and December 31,	3
	2014 - Unaudited

	Consolidated Statements of Operations - For the Three and Six Months Ended	4
	June 30, 2015 and 2014 - Unaudited

	Consolidated Statements of Comprehensive Income - For the Three and	5
	Six Months Ended June 30, 2015 and 2014 - Unaudited

	Consolidated Statements of Total Equity - For the Six Months Ended June 30, 2015	6
	and 2014 - Unaudited

	Consolidated Statements of Cash Flows - For the Six Months Ended June 30, 2015	7
	and 2014 - Unaudited

	Notes to Consolidated Financial Statements - Unaudited	8-32

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	33-48

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48

Item 4.	Controls and Procedures	48

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 6.	Exhibits	49

	Signatures	50

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION-UNAUDITED

	June 30,	December 31,
(In thousands, except share data)	2015	2014
ASSETS
Cash and interest bearing deposits in banks ($123 and $4,993 in Variable Interest Entities ("VIEs"))	$63,387	58,819
Restricted cash and time deposits at financial institutions	2,647	-
Loans held-for-sale ($0 and $35,423 in VIEs)	23,480	35,423
Loans receivable, net of allowance for loan losses of $172 and $977 ($0 and $18,972, net of allowance of $0 and $977 in VIEs)	31,275	26,844
Trade receivables, net of allowance for bad debts of $149 and $148	10,896	13,416
Real estate held-for-investment ($0 and $19,945 in VIEs)	83,974	76,552
Real estate held-for-sale ($0 and $13,745 in VIEs)	38,626	41,733
Investment in unconsolidated real estate joint ventures	16,524	16,065
Investment in Woodbridge Holdings, LLC	62,496	73,026
Properties and equipment, net ($0 and $7,561 in VIEs)	16,597	16,717
Inventories	18,652	14,505
Goodwill and other intangible assets, net	15,964	15,817
Other assets ($13 and $1,017 in VIEs)	4,107	4,019
Total assets	$388,625	392,936
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$9,604	9,603
BB&T preferred interest in FAR, LLC ($0 and $12,348 in VIEs)	-	12,348
Note payable to Woodbridge	11,750	11,750
Notes payable	19,270	17,923
Principal and interest advances on residential loans ($0 and $11,171 in VIEs)	11,409	11,171
Other liabilities ($32 and $1,431 in VIEs)	17,821	18,861
Total liabilities	69,854	81,656
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Class A common stock, $.01 par value, authorized 25,000,000
shares; issued and outstanding 15,977,324 and 15,977,324 shares	160	160
Class B common stock, $.01 par value, authorized 1,800,000
shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	350,400	347,937
Accumulated deficit	(33,224)	(38,396)
Accumulated other comprehensive income	165	85
Total BBX Capital Corporation shareholders' equity	317,503	309,788
Noncontrolling interest	1,268	1,492
Total equity	318,771	311,280
Total liabilities and equity	$388,625	392,936

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except share and per share data)	2015	2014	2015	2014
Revenues:
Trade sales	$19,583	15,521	39,118	32,076
Interest income	2,090	1,282	2,908	3,058
Net gains on the sales of assets	15,439	3,926	15,441	3,877
Income from real estate operations	1,013	1,473	1,939	2,966
Other	490	448	918	1,489
Total revenues	38,615	22,650	60,324	43,466
Costs and expenses:
Cost of goods sold	14,195	11,445	28,030	23,546
BB&T's priority return in FAR distributions	14	222	68	553
Interest expense	17	463	120	959
Real estate operating expenses	865	1,938	2,045	3,491
Selling, general and administrative expenses	14,455	11,782	30,026	22,664
Total costs and expenses	29,546	25,850	60,289	51,213
Equity (losses) earnings in Woodbridge Holdings, LLC	(10,168)	8,108	(4,365)	14,330
Equity losses in unconsolidated real estate joint ventures	(291)	(26)	(595)	(32)
Foreign currency exchange (loss) gain	70	141	(399)	(166)
Recoveries from loan losses	6,608	2,046	10,429	3,294
Asset recoveries (impairments), net	810	94	1,873	(1,225)
Income before income taxes	6,098	7,163	6,978	8,454
(Benefit) provision for income taxes	(222)	6	(219)	6
Net income	6,320	7,157	7,197	8,448
Less: net (earnings) loss attributable to non-controlling interest	(2,182)	134	(2,025)	201
Net income attributable to BBX Capital Corporation	$4,138	7,291	5,172	8,649
Basic earnings per share	$0.26	0.46	0.32	0.54
Diluted earnings per share	$0.25	0.43	0.31	0.52
Basic weighted average number of common
shares outstanding	16,172,367	16,005,633	16,172,367	15,995,757
Diluted weighted average number of common and
common equivalent shares outstanding	16,885,195	16,790,560	16,810,244	16,746,419

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands)	2015	2014	2015	2014
Net income	$6,320	7,157	7,197	8,448
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	(32)	12	99	42
Comprehensive income	6,288	7,169	7,296	8,490
Less: net (gain) loss attributable to non-controlling interest	(2,182)	134	(2,025)	201
Foreign currency translation adjustments attributable to non-controlling interest	6	(2)	(19)	(8)
Total comprehensive income attributable to BBX Capital Corporation	$4,112	7,301	5,252	8,683

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 - UNAUDITED

				Accumulated
		Additional		Other	BBX Capital	Non-
	Common	Paid-in	(Accumulated	Comprehensive	Corporation	Controlling	Total
(In thousands)	Stock	Capital	Deficit)	Income	Equity	Interest	Equity
BALANCE, DECEMBER 31, 2013	$160	345,300	(43,091)	13	302,382	1,184	303,566
Net income	-	-	8,649	-	8,649	(201)	8,448
Noncontrolling interest distributions	-	-	-	-	-	(157)	(157)
Noncontrolling interest contributions	-	-	-	-	-	574	574
Other comprehensive income	-	-	-	34	34	8	42
Share-based compensation expense	-	1,676	-	-	1,676	-	1,676
BALANCE, JUNE 30, 2014	$160	346,976	(34,442)	47	312,741	1,408	314,149

BALANCE, DECEMBER 31, 2014	$162	347,937	(38,396)	85	309,788	1,492	311,280
Net income	-	-	5,172	-	5,172	2,025	7,197
Other comprehensive income	-	-	-	80	80	19	99
Noncontrolling interest distributions	-	-	-	-	-	(2,268)	(2,268)
Share based compensation expense	-	2,463	-	-	2,463	-	2,463
BALANCE, JUNE 30, 2015	$162	350,400	(33,224)	165	317,503	1,268	318,771

See Notes to Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Six Months
	Ended June 30,
(In thousands)	2015	2014
Net cash (used in) provided by operating activities	$(12,765)	3,284
Investing activities:
Proceeds from redemption and maturities of tax certificates	132	462
Repayments of loans receivable, net	17,884	30,997
Proceeds from the sales of loans receivable	89	-
Improvements to real estate held-for-investment	(11,488)	(312)
Purchases of real estate held-for-sale	(10,667)	-
Proceeds from sales of real estate held-for-sale	34,758	13,870
Proceeds from the contribution of real estate to unconsolidated real estate joint ventures	-	4,710
Purchases of properties and equipment	(643)	(342)
Proceeds from sales of properties and equipment	-	53
Investments in unconsolidated real estate joint ventures	(1,103)	(2,595)
Increase in restricted cash and time deposits at financial institutions	(2,647)	-
Return of Woodbridge Holdings, LLC investment	6,165	516
Acquisitions of businesses, net of cash acquired	(9)	(2,000)
Net cash provided by investing activities	32,471	45,359
Financing activities:
Repayment of BB&T preferred interest in FAR, LLC	(12,348)	(41,531)
Proceeds from notes payable to related parties	-	830
Repayments of notes payable to related parties	-	(3,267)
Proceeds from notes payable	93	-
Repayment of notes payable	(600)	(349)
Payments for debt issuance costs	(15)	-
Noncontrolling interest contributions	-	574
Noncontrolling interest distributions	(2,268)	(157)
Net cash used in financing activities	(15,138)	(43,900)
Increase in cash and cash equivalents	4,568	4,743
Cash and cash equivalents at the beginning of period	58,819	43,138
Cash and cash equivalents at end of period	$63,387	47,881
Cash paid for:
Interest paid	$526	1,413
Income taxes	5	-
Supplementary disclosure of non-cash investing and
financing activities:
Loans and tax certificates transferred to real estate held-for-investment or real estate held-for-sale	2,427	13,229
Refinance of notes payable to related parties	-	7,475
Receivable from sale of real estate held-for-sale	-	5,265
Real estate held-for-investment transferred to investment in real estate joint ventures	-	1,920
Transfer from real estate-held-for-investment to real estate-held-for-sale	3,572	18,916
Fair value of net assets acquired in connection with business acquisitions	1,404	-
Issuance of notes payable to acquire businesses	1,395	-
Change in accumulated other comprehensive income	99	42

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

BankAtlantic also contributed to FAR certain performing and non-performing loans, tax certificates and real estate that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million as of July 31, 2012.  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to the Company.  At the closing of the BB&T Transaction, the Company transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of the Company’s $285.4 million in principal amount of outstanding trust preferred securities (“TruPS”) obligations. The Company retained the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company agreement of FAR entered into by the Company and BB&T at the closing, BB&T was entitled to hold its 95% preferred interest in the net cash flows of FAR until it recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount.  On May 6, 2015, BB&T’s preferred interest in FAR was repaid in full and redeemed and BBX Capital became the sole member of FAR.

In April 2013, BBX Capital acquired a 46% equity interest in Woodbridge Holdings, LLC (“Woodbridge”).  Woodbridge’s principal asset is its ownership of Bluegreen Corporation and its subsidiaries (“Bluegreen”). Bluegreen manages, markets and sells the Bluegreen Vacation Club, a points-based, deeded vacation ownership plan with more than 190,000 owners.  BFC Financial Corporation (“BFC”), the controlling shareholder of the Company, owns the remaining 54% of Woodbridge (see Note 2  - Investment in Woodbridge Holdings, LLC).

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

In December 2013, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), a wholly-owned subsidiary of BBX Capital, acquired the outstanding equity interests in Hoffman’s Chocolates and its subsidiaries Boca Bons, LLC and S&F Good Fortunes, LLC (collectively, “Hoffman’s”).  Hoffman’s is a manufacturer of gourmet chocolates, with retail locations in South Florida. In January 2014, BBX Sweet Holdings acquired Williams and Bennett, a Florida based manufacturer of quality chocolate products.  In July 2014, BBX Sweet Holdings acquired Jer’s Chocolates, a California based distributor of peanut butter chocolate products internationally and in the United States, and Helen Grace Chocolates, a California based manufacturer of premium chocolate confections, chocolate bars, chocolate candies and truffles.  In October 2014, BBX Sweet Holdings acquired Anastasia Confections Inc., an Orlando, Florida based manufacturer of gourmet candy and chocolate gift products.  In April 2015, BBX Sweet Holdings acquired the assets of Kencraft Confections, LLC (“Kencraft”).  Kencraft is a Utah based manufacturer of hard candies, including lollipops, sugar Easter eggs, bubblegum and

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

icing decorations.  Business combination disclosures required by Topic 805-10-50 for the Kencraft asset acquisition were not included in the Company’s notes to the consolidated financial statements as the Kencraft asset acquisition was not considered material to the Company’s Consolidated Financial Statements.

The Company obtained additional information in connection with the BBX Sweet Holdings 2014 acquisitions resulting in an increase in taxable temporary differences.  As a consequence, the Company reduced its deferred tax asset valuation allowance recognizing a $224,000 benefit for income taxes during the three and six months ended June 30, 2015 with a corresponding increase in goodwill.

On April 30, 2015, BFC purchased an additional 4,771,221 shares of the Company’s Class A common stock through a tender offer increasing its ownership percent to approximately 81% of the issued and outstanding shares of the Company’s Class A common stock, which together with the shares of BBX Capital’s Class B common stock owned by BFC, represents an approximate 81% equity interest and 90% voting interest in BBX Capital.

The Company has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. The percentage of total common equity represented by Class A and Class B common stock was 99% and 1%, respectively, at June  30, 2015.  The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 97,523 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis at any time at BFC’s discretion.

All significant inter-company balances and transactions have been eliminated in consolidation.  As used in each case in this document, the term “fair value” is an estimate of fair value as discussed herein.

In management's opinion, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of the Company's consolidated statement of financial condition at June  30, 2015, the consolidated statements of operations and consolidated statements of comprehensive income for the three and six months ended June  30, 2015 and 2014, and the consolidated statements of total equity and statements of cash flows for the six months ended June  30, 2015 and 2014.  The results of operations for the three and six months ended June  30, 2015 are not necessarily indicative of results of operations that may be expected for the subsequent interim periods during 2015 or for the year ended December 31, 2015.  The consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Certain amounts for prior periods have been reclassified to conform to the revised financial statement presentation for 2015.

Basic earnings per share excludes dilution and is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common shares were exercised or restricted stock units of the Company were to vest. In calculating diluted earnings per share, net income attributable to the Company is divided by the weighted average number of common shares. Options and restricted stock units are included in the weighted average number of common shares outstanding based on the treasury stock method, if dilutive, respectively.  During the three and six months ended June 30, 2015, 712,828 and 637,877 of restricted stock units were dilutive, respectively.  During the three and six months ended June 30, 2014, 784,927 and 750,662 of restricted stock units were dilutive, respectively. During each of the three and six months ended June  30, 2015, options to acquire 15,481 shares of Class A common stock were anti-dilutive.  During each of the three and six months ended June  30, 2014, options to acquire 21,282 shares of Class A common stock were anti-dilutive.

New Accounting Pronouncements:

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations during 2015 (See the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for accounting pronouncements issued prior to March 16, 2015 relevant to the Company’s operations):

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

ASU 2015-11 –– Inventory (Topic 330) –  Simplifying the Measurement of Inventory.  This update indicates that an entity should measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.   The update was intended to more clearly articulate the requirements for the measurement and disclosure of inventory and not to change current practices.   The update is effective for annual and interim reporting periods beginning after December 15, 2016.  The update should be applied prospectively with early application permitted at the beginning of an interim or annual reporting period.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2015-05 –– Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.    The standard is effective for annual and interim reporting periods beginning after December 15, 2015.  Early application is permitted.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2015-03 –– Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  This update requires that debt issuance costs related to a recognized debt liability be presented in the Statement of Financial Condition as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The standard is effective for annual and interim reporting periods beginning after December 15, 2015.  Early application is permitted.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

ASU 2014-09 – Revenue from Contracts with Customers – (Topic 606). This update applies to all companies that enter into contracts with customers to transfer goods or services and is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply this update either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying this update at the date of initial application and not adjusting comparative information. In July 2015, the FASB approved a one-year deferral of the effective date of the update.  The FASB expects to issue its final Accounting Standards Update formally amending the effective date by the end of the third quarter of 2015.  The Company is currently evaluating the requirements of this update and has not yet determined the impact it may have on the Company's consolidated financial statements.

2.    Investment in Woodbridge Holdings, LLC

On April 2, 2013, the Company invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The investment was made in connection with Woodbridge’s acquisition on April 2, 2013 of the publicly held shares of Bluegreen. BFC holds the remaining 54% of Woodbridge’s outstanding equity interests and is the majority member of Woodbridge. Since BFC is the majority owner of Woodbridge, the Company’s investment in Woodbridge is accounted for under the equity method.  The Company’s investment in Woodbridge consisted of $60.4 million in cash (including $0.4 million in transaction costs) and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million. In connection with the Company’s investment in Woodbridge, the Company and BFC entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth the Company’s and BFC’s respective rights as members of Woodbridge and provides, among other things, for unanimity on certain specified “major decisions” and for distributions to be made on a pro rata basis in accordance with the Company’s and BFC’s percentage equity interests in Woodbridge.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following is activity related to BBX Capital’s investment in Woodbridge, under the equity method, for the three and six months ended June 30, 2015 and June 30, 2014, respectively (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Investment in Woodbridge - beginning of period	$78,829	84,795	73,026	78,573
Equity earnings in Woodbridge	(10,168)	8,108	(4,365)	14,330
Dividends received from Woodbridge	(6,165)	(14,846)	(6,165)	(14,846)
Investment in Woodbridge - end of period	$62,496	78,057	62,496	78,057

The condensed Statements of Financial Condition as of the dates indicated of Woodbridge were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Assets
Cash and restricted cash	$171,452	240,427
Notes receivable, net	406,685	424,267
Notes receivable from related parties	91,750	11,750
Inventory of real estate	214,642	194,713
Properties and equipment, net	71,544	72,319
Intangible assets	62,092	63,913
Other assets	76,135	53,158
Total assets	$1,094,300	1,060,547
Liabilities and Equity
Accounts payable, accrued liabilities and other	$156,760	114,263
Deferred tax liabilities, net	111,136	92,609
Notes payable	491,278	502,465
Junior subordinated debentures	151,236	150,038
Total liabilities	910,410	859,375
Total Woodbridge members' equity	135,027	157,920
Noncontrolling interest	48,863	43,252
Total equity	183,890	201,172
Total liabilities and equity	$1,094,300	1,060,547

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The condensed Statements of Operations of Woodbridge were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total revenues	$154,074	150,617	282,504	280,537
Total costs and expenses (1)	164,556	120,159	270,045	225,138
Other income	1,123	689	2,189	1,377
Income from continuing operations before taxes	(9,359)	31,147	14,648	56,776
Provision for income taxes	9,921	11,441	18,527	20,586
Net income	(19,280)	19,706	(3,879)	36,190
Net income attributable to noncontrolling interest	(2,825)	(2,080)	(5,611)	(5,038)
Net income attributable to Woodbridge	(22,105)	17,626	(9,490)	31,152
BBX Capital 46% equity earnings in Woodbridge	$(10,168)	8,108	(4,365)	14,330

(1) Included in costs and expenses for the three and six months ended June 30, 2015 was a $36.5 million accrued liability with respect to the proposed settlement of the Bluegreen shareholder litigation associated with Woodbridge’s acquisition of Bluegreen’s publicly held shares in April 2013.

On June 5, 2015, the parties in the action brought by Bluegreen’s former public shareholders against Bluegreen, the directors of Bluegreen, BFC, Woodbridge, certain directors and officers of BFC and others, challenging the terms of the merger pursuant to which Bluegreen merged into a wholly owned subsidiary of Woodbridge and Bluegreen’s shareholders (other than Woodbridge) were paid $10.00 for each share of Bluegreen’s common stock that they held immediately prior to the effective time of the merger, agreed to the settlement of the litigation.  Pursuant to the settlement, Woodbridge or its affiliates will pay $36.5 million, which amounts to approximately $2.50 per share, into a “Settlement Fund” for the benefit of former shareholders of Bluegreen whose shares were acquired in connection with the merger.  The amount to be received by such former Bluegreen shareholders will be reduced by administrative costs and attorneys’ fees and costs.  The settlement remains subject to final approval by the Court and dismissal with prejudice of all litigation arising from or relating to the merger, and full release of BFC, Bluegreen, Woodbridge and BBX Capital and others.

3.  Consolidated Variable Interest Entities

FAR

BB&T’s preferred equity interest in FAR entitled it to a $285 million preference amount plus the related priority return. Based on FAR’s amended and restated limited liability company agreement, FAR was required to make distributions quarterly or more frequently as approved by FAR’s Board of Managers, of excess cash flows from its operations and the orderly disposition of its assets to redeem the preferred membership interests. As such, the Class A units, which represented the preferred equity interest in FAR, previously held by BB&T were considered mandatorily redeemable and were reflected as debt obligations in the Company’s Consolidated Statement of Financial Condition at December 31, 2014 and the priority return is considered interest expense in the Company’s Consolidated Statements of Operations.

The activities of FAR are governed by an amended and restated limited liability company agreement which grants the Board of Managers decision-making authority over FAR. Prior to May 6, 2015, the Board had four members, two members elected by the Company and two members elected by BB&T. Upon redemption of BB&T’s preferred interest in FAR on May 6, 2015, FAR became a wholly-owned subsidiary of BBX Capital and the two Board members designated by BB&T resigned.  FAR was no longer a variable interest entity as of May 6, 2015.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The carrying amount of the assets and liabilities of FAR and the classification of these assets and liabilities in the Company’s Statement of Financial Condition at December 31, 2014 was as follows (in thousands):

December 31,
2014
Cash and interest bearing deposits in banks	$4,976
Restricted cash	-
Loans held-for-sale	35,423
Loans receivable, net	18,972
Real estate held-for-investment	19,129
Real estate held-for-sale	13,745
Properties and equipment, net	7,561
Other assets	638
Total assets	$100,444
BB&T preferred interest in FAR, LLC	$12,348
Principal and interest advances on residential loans	11,171
Other liabilities	1,315
Total liabilities	$24,834

JRG/BBX Development, LLC (“North Flagler”)

In October 2013, an indirect wholly-owned subsidiary of BBX Capital entered into the North Flagler joint venture with JRG USA, and in connection with the formation of the joint venture JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre real estate parcel overlooking the Intracoastal Waterway in West Palm Beach Florida.    During 2015, the zoning district surrounding this property was changed to permit up to 15 stories in building height from 4 stories in building height.  BBX Capital is entitled to receive 80% of any joint venture distributions to the extent of our capital investment and 70% of any joint venture distributions thereafter. We are the managing member and have control of all aspects of the operations of the joint venture.

In May 2015, the North Flagler joint venture purchased the 4.5 acre parcel for $10.8 million and on the same day sold the property to a third party developer for $20.0 million.  Included in the Company’s Statements of Operation in net gains on sales of assets for the three and six months ended June 30, 2015 was a $7.8 million gain on the property sale.  Net sales proceeds in the amount of $2.3 million were distributed to the noncontrolling member.

The carrying amount of the remaining assets and liabilities of North Flagler and the classification of these assets and liabilities in the Company’s Statements of Financial Condition was as follows (in thousands):

	June 30,	December 31,
	2015	2014
Cash and interest bearing deposits in banks	$123	17
Real estate held-for-investment	-	816
Other assets	13	379
Total assets	$136	1,212
Other liabilities	$32	116
Noncontrolling interest	$16	132

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

4.  Investments in Unconsolidated Real Estate Joint Ventures

The Company had the following investments in unconsolidated real estate joint ventures (in thousands):

	June 30,	December 31,
	2015	2014
Altis at Kendall Square, LLC	$1,202	1,264
Altis at Lakeline - Austin Investors LLC	5,089	5,000
New Urban/BBX Development, LLC	943	996
Sunrise and Bayview Partners, LLC	1,639	1,723
Hialeah Communities, LLC	4,855	5,091
PGA Design Center Holdings, LLC	1,921	1,991
BBX Miramar	875	-
Investments in unconsolidated real estate joint ventures	$16,524	16,065

The amount of interest capitalized in investments in unconsolidated real estate joint ventures associated with joint venture real estate development activities for the three and six months ended June 30, 2015 was $132,000 and $228,000, respectively.  There was no interest capitalized in investments in unconsolidated real estate joint ventures for the three and six months ended June 30, 2014.

The condensed Statements of Operations for the three and six months ended June 30, 2015 and 2014 for all the above listed equity method joint ventures in the aggregate was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total revenues	$658	152	1,037	227
Total costs and expenses	(1,317)	(281)	(2,388)	(370)
Net loss	$(659)	(129)	(1,351)	(143)

Information regarding the Company’s investments in unconsolidated real estate joint ventures entered into during the six months ended June 30, 2015 are listed below.  See Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and Note 4 to the Consolidated Financial Statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 for information on investments in the Company’s other unconsolidated real estate joint ventures entered into before December 31, 2014.

CCB Miramar, LLC

In May 2015, the Company entered into a joint venture with two developers for the acquisition of real estate to construct single-family homes.  The Company contributed $875,000 for a 30% interest in the joint venture and one of the developers contributed to the joint venture a contract to purchase the real estate for $46 million. The purchase of the real estate is subject to certain closing conditions, including receipt of all necessary entitlements and completion of due diligence.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

5.  Loans Held-for-Sale

Loans held-for-sale were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Residential	$23,480	27,331
Second-lien consumer	-	2,351
Small business	-	5,741
Total loans held-for-sale	$23,480	35,423

Loans held-for-sale are reported at the lower of cost or fair value.  The Company transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  The Company transfers loans previously held-for-sale to loans held-for-investment at the lower of cost or fair value on the transfer date.  In June 2015, the Company transferred its small business, residential and second-lien consumer loans from loans held-for-sale to loans held-for-investment based on its decision to hold these loans for the foreseeable future as a result of the recent appreciation of real estate values and the forecasted improving economic environment.  As a consequence, $2.4 million, $70,000 and $4.9 million of second-lien consumer, residential and small business loans, respectively, were transferred from loans held-for-sale to loans held-for investment measured at the lower of cost or market on the transfer date.

During the six months ended June 30, 2015, the Company sold two charged off loans for an aggregate gain of $89,000.

As of June 30, 2015, foreclosure proceedings were in-process on $14.5 million of residential loans held for sale.

6.  Loans Receivable

The Company’s loans receivable portfolio consisted of the following components (in thousands):

	June 30,	December 31,
	2015	2014
Commercial non-real estate	$1,289	1,326
Commercial real estate	21,249	24,189
Small business	4,945	-
Consumer	3,894	2,306
Residential	70	-
Total loans, net of discount	31,447	27,821
Allowance for loan losses	(172)	(977)
Loans receivable -- net	$31,275	26,844

As of June  30, 2015, foreclosure proceedings were in-process on $1.2 million of consumer loans.

The total discount on loans receivable was $4.0 million and $0 as of June 30, 2015 and December 31, 2014, respectively.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The recorded investment (unpaid principal balance less charge-offs and deferred fees) of non-accrual loans receivable was (in thousands):

	June 30,	December 31,
Loan Class	2015	2014
Commercial non-real estate	$1,289	1,326
Commercial real estate	12,469	14,464
Small business	673	-
Consumer	1,941	1,990
Residential	70	-
Total nonaccrual loans	$16,442	17,780

An age analysis of the past due recorded investment in loans receivable as of June  30, 2015 and December 31, 2014 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
June 30, 2015	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	959	1,289
Commercial real estate	-	-	3,985	3,985	17,264	21,249
Small business	192	-	185	377	4,568	4,945
Consumer	126	-	1,505	1,631	2,263	3,894
Residential	24	-	43	67	3	70
Total	$342	-	6,048	6,390	25,057	31,447

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2014	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	996	1,326
Commercial real estate	-	-	5,458	5,458	18,731	24,189
Consumer	-	227	1,703	1,930	376	2,306
Residential	-	-	-	-	-	-
Total	$-	227	7,491	7,718	20,103	27,821

(1)  The Company had no loans that were 90 days or more past due and still accruing interest as of June  30, 2015 and December 31, 2014.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The activity in the allowance for loan losses for the three and six months ended June  30, 2015 and 2014 was as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Allowance for Loan Losses:
Beginning balance	$381	1,588	977	2,713
Charge-offs :	(221)	(282)	(896)	(2,299)
Recoveries :	6,620	2,621	10,520	4,761
Provision:	(6,608)	(2,046)	(10,429)	(3,294)
Ending balance	$172	1,881	172	1,881
Ending balance individually evaluated for impairment	$-	-	-	-
Ending balance collectively evaluated for impairment	172	1,881	172	1,881
Total	$172	1,881	172	1,881
Loans receivable:
Ending balance individually evaluated for impairment	$15,862	24,819	15,862	24,819
Ending balance collectively evaluated for impairment	15,585	16,592	15,585	16,592
Total	$31,447	41,411	31,447	41,411
Proceeds from loan sales	$-	-	89	-
Transfer to loans held-for-sale	$-	-	-	-
Transfer from loans held-for-sale	$7,365	-	7,365	-

Impaired Loans -  Loans are considered impaired when, based on current information and events, the Company believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the contractual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement.  Impairment is evaluated based on past due status for consumer and residential loans.  Impairment is evaluated for commercial and small business loans based on past payment history, financial strength of the borrower or guarantors, and cash flow associated with the collateral or business.  If a loan is impaired, a specific valuation allowance is established, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or based on the fair value of the loan. Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans are recognized on a cash basis as interest income. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans as of June  30, 2015 and December 31, 2014 were as follows (in thousands):

	As of June 30, 2015			As of December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

Total with allowance recorded	$68	132	68	735	1,664	735
Total with no allowance recorded	20,675	37,779	-	17,361	35,812	-
Total	$20,743	37,911	68	18,096	37,476	735

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2015 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015		June 30, 2015
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$68	2	68	3
Total with no allowance recorded	23,082	357	24,543	712
Total	$23,150	359	24,611	715

Average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2014 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014		June 30, 2014
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$1,048	4	930	5
Total with no allowance recorded	30,004	204	30,060	401
Total	$31,052	208	30,990	406

Impaired loans without specific valuation allowances represent loans that were written-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of the cash flows discounted at the loans’ effective interest rate were equal to or greater than the carrying value of the loans, or loans that were collectively measured for impairment.

The Company had no commitments to lend additional funds on impaired loans as of June  30, 2015.

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

There were no troubled debt restructurings during the three or six months ended June  30, 2015 or 2014.  There were no loans modified in troubled debt restructurings beginning January 1, 2014 through June 30, 2015 that experienced a payment default during the three or six months ended June 30, 2015. There were no loans modified in troubled debt restructurings beginning January 1, 2013 through June  30, 2014 that experienced a payment default during the three or six months ended June  30, 2014.

7.  Real Estate Held-for-Investment and Real Estate Held-for-Sale

Although the Company has purchased certain property, substantially all of the Company’s real estate has been acquired through foreclosures, settlements, or deeds in lieu of foreclosure.  Upon acquisition, real estate is classified as real estate held-for-sale or real estate held-for-investment.  Real estate is classified as held-for-sale when the property is available for immediate sale in its present condition, management commits to a plan to sell the property, an active program to locate a buyer has been initiated, the property is being marketed at a price that is reasonable in relation to its current fair value and it

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

is likely that a sale will be completed within one year.  When the property does not meet the real estate held-for-sale criteria, the real estate is classified as held-for-investment.

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of June 30,	As of December 31,
	2015	2014
Land	$31,828	33,505
Rental properties	1,748	1,748
Residential single-family	4,797	4,385
Other	253	2,095
Total held-for-sale	$38,626	41,733

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of June 30,	As of December 31,
	2015	2014
Land	$66,376	60,356
Rental properties	16,423	15,234
Other	1,175	962
Total held-for-investment	$83,974	76,552

The amount of interest capitalized in land held-for-investment associated with real estate development improvements for the three and six months ended June 30, 2015 was $245,000 and $431,000, respectively. There was no interest capitalized in land held for development for the three and six months ended June 30, 2014.

The following table presents the activity in real estate held-for-sale and held-for-investment for the three and six months ended June 30, 2015 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015		June 30, 2015
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period	$39,763	84,297	41,733	76,552
Acquired through foreclosure	271	-	2,427	-
Transfers	4,599	(4,599)	3,572	(3,572)
Purchases	10,667	-	10,667	-
Improvements	-	4,464	-	11,488
Accumulated depreciation	-	(164)	-	(245)
Sales	(16,453)	-	(19,405)	-
Impairments, net	(221)	(24)	(368)	(249)
End of Period	$38,626	83,974	38,626	83,974

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the activity in real estate held-for-sale and held-for-investment for the three and six months ended June 30, 2014 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014		June 30, 2014
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period	$33,444	108,430	33,971	107,336
Acquired through foreclosure	881	(63)	1,730	11,499
Transfers	15,345	(15,345)	18,916	(18,916)
Improvements	-	119	-	311
Accumulated depreciation	-	(109)	-	(212)
Sales	(11,578)	-	(16,388)	(4,800)
Impairments, net	(71)	-	(208)	(2,186)
End of Period	$38,021	93,032	38,021	93,032

The following table presents the real estate held-for-sale valuation allowance activity for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2015	2014	2015	2014
Beginning of period	$2,417	4,378	2,940	4,818
Transfer to held-for-investment	-	-	(93)	-
Impairments, net (1)	151	71	298	205
Sales	(36)	(2,080)	(613)	(2,654)
End of period	$2,532	2,369	2,532	2,369
(1)	Tax certificate impairments are not included in the above table.

8.   Inventories

Inventories were as follows (in thousands):

	June 30,	December 31,
	2015	2014
Raw materials	$5,554	4,628
Paper goods and packaging materials	4,610	3,834
Finished goods	8,488	6,043
Total	$18,652	14,505

Inventories consisted of $9.3 million for Renin and $9.4 million for BBX Sweet Holdings as of June  30, 2015, and $8.6 million for Renin and $5.9 million for BBX Sweet Holdings as of December 31, 2014.  Included in the Company’s Statements of Operations as selling, general, and administrative expenses for the three and six months ended June  30, 2015 were $1.1 million and $2.5 million, respectively, of costs associated with shipping goods to customers.    Included in the Company’s Statements of Operations as selling, general, and administrative expenses for the three and six months ended June  30, 2014 were $1.2 million and $2.4 million, respectively, of costs associated with shipping goods to customers

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

9.  Notes Payable

The following notes payable were outstanding as of June 30, 2015 and December 31, 2014 (in thousands):

	As of June 30, 2015			As of December 31, 2014
			Carrying			Carrying
			Amount of			Amount of
	Debt	Interest	Pledged	Debt	Interest	Pledged
	Balance	Rate	Assets	Balance	Rate	Assets
Wells Fargo Capital Finance	8,368	various	24,074	8,028	various	24,062
Anastasia Note	7,274	5.00%	12,321	7,214	5.00%	11,699
Centennial Bank – Hoffman’s	1,629	5.25%	2,120	1,645	5.25%	2,145
Centennial Bank - Kencraft	995	2.35%	2,932	-		-
Holdback notes	987	various	-	1,016	various	-
Other	17	0.90%	23	20	0.90%	26
Total Notes Payable	$19,270		41,470	$17,923		$37,932

As of June 30, 2015 and December 31, 2014, $239,000 and $320,000 of unamortized discounts were included in total notes payable.

The Wells Fargo Capital Finance term loan and revolving advance facility bear interest at the Bank Prime Interest Rate or the daily three month LIBOR Interest rate plus a margin specified in the credit agreement ranging from 0.5% to 3.25%.  The loans are collateralized by all of Renin’s assets.  Renin was in compliance with the debt covenants of the loans as of June  30, 2015.

Repayment of the Anastasia note is guaranteed by BBX Capital and secured by the common stock of Anastasia.

In October 2014 Hoffman’s, a wholly-owned subsidiary of BBX Sweet Holdings, borrowed $1.7 million from Centennial Bank.  BBX Sweet Holdings and BBX Capital are guarantors of the note.

In April 2015, a wholly-owned subsidiary of BBX Sweet Holdings borrowed $1.0 million from Centennial Bank in the form of a promissory note in order to partially fund the Kencraft asset acquisition.  The promissory note bears interest at 2.35% per annum and the principal balance is payable on April 1, 2017 or sooner upon demand.  Interest is payable monthly.  The promissory note is secured by a $1.0 million certificate of deposit and a blanket lien on the Kencraft assets acquired.  The $1.0 million time deposit account is included in “Restricted Cash” in the Company’s Consolidated Statement of Financial Condition as of June 30, 2015.

The Holdback Notes relate to purchase consideration payable in connection with the Hoffman’s, Williams and Bennett and Kencraft acquisitions.  The Hoffman’s and Williams and Bennett notes aggregate $587,000, bear interest at interest rates ranging from 1.65% to 1.93% and mature on December 31, 2015. The Kencraft $400,000 Holdback Note bears interest at 6% per annum payable quarterly beginning on July 1, 2015 and matures on April 1, 2017.  The Holdback Notes serve as security for the sellers’ obligations under the respective purchase and sale agreements, including the sellers’ indemnity obligations and performance under each of the seller’s non-competition agreements and provide BBX Sweet Holdings with a set-off right.  BBX Capital is the guarantor on BBX Sweet Holdings’ Holdback Notes.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

10.   Related Parties

The Company, BFC and Bluegreen are entities under common control. The controlling shareholder of the Company and Bluegreen is BFC.  Shares of BFC’s capital stock representing a majority of the voting power are owned or controlled by the Company’s Chairman and Vice Chairman, both of whom are also executive officers of the Company, executive officers and directors of BFC and Chairman and Vice Chairman, respectively, of Bluegreen. The Company, BFC and Bluegreen share certain office premises and employee services, pursuant to the agreements described below.

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

The table below shows the effect of these related party agreements and arrangements on the Company’s Consolidated Statements of Operations for the three and six months ended June  30, 2015 and 2014 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Other revenues	$96	104	195	219
Expenses:
Employee compensation and benefits	(247)	(145)	(481)	(215)
Other - back-office support	(53)	(42)	(83)	(85)
Net effect of affiliate transactions
before income taxes	$(204)	(83)	(369)	(81)

On October 30, 2013, Renin, which is owned 81% by the Company and 19% by BFC, was formed by the Company and BFC to complete the Renin Transaction. Bluegreen funded approximately $9.4 million of the Renin Transaction consideration in the form of a loan and revolver facility and the remaining funds necessary to complete the Renin Transaction were funded by BBX Capital and BFC pro rata in accordance with their percentage equity interests in Renin. Renin recognized $91,000 and $307,000 of interest expense under the Bluegreen loan for the three months and six months ended June  30, 2014, respectively.

As disclosed in Note 2, on April 2, 2013, the Company invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The investment was made in connection with Woodbridge’s acquisition of the publicly held shares of Bluegreen. BFC holds the remaining 54% of Woodbridge.  The Company contributed $60 million in cash and issued to Woodbridge an $11.75 million note payable in connection with the Company’s acquisition of its 46% equity interest in Woodbridge.  During each of the three month periods ended June  30, 2015 and 2014, the Company recognized $147,000 of interest expense in connection with the Woodbridge note payable. During each of the six month periods ended June  30, 2015 and 2014, the Company recognized $294,000 of interest expense in connection with the Woodbridge note payable.     The Company’s Board of Directors has approved the repayment in full of the $11.75 million Woodbridge note payable in connection with settlement of the Bluegreen shareholder litigation by Woodbridge.

On May 8, 2015, BFC, BBX, Woodbridge, Bluegreen and their respective subsidiaries entered into an “Agreement to Allocate Consolidated Income Tax Liability and Benefits” pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. The parties will calculate their respective income tax liabilities and attributes as if each of them were a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized.

The Company will be included in BFC’s consolidated federal tax return; however, income taxes will continue to be recognized by the Company on a separate return basis and any taxable income or loss will be settled with BFC under the tax allocation agreement discussed in the immediately preceding paragraph. The computation of taxable income or refunds, including the effects of AMT, would be exactly the same as if the Company was filing its federal tax return with the IRS.  As such, the Company will only consider its operations as sources of taxable income in determining the need for a deferred

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

tax valuation allowance for its deferred tax assets.  As a consequence, the Company will continue to maintain a full deferred tax valuation allowance for its deferred tax assets.

11.   Segment Reporting

The information provided for Segment Reporting is based on internal reports utilized by management. Results of operations are reported through three reportable segments: BBX, Renin and Sweet Holdings.

In prior periods FAR was reported as a separate business segment as its activities were restricted by FAR’s operating agreement to the monetization of FAR’s assets in order to repay BB&T’s preferred membership interest in FAR.  As a result of the redemption of BB&T’s preferred interest in FAR during May 2015, FAR activities are no longer restricted to the monetization of FAR’s assets.  As a consequence, management changed the Company’s internal reporting, combining the operations of FAR into BBX.  As a result of the changes in the internal reports, the FAR reportable segment was consolidated with the BBX reportable segment for all periods presented.

The BBX reportable segment includes the results of operations of CAM, FAR and BBX Partners and the Company’s equity interest in Woodbridge. BBX’s activities consisted of the activities associated with managing its commercial loan portfolio, real estate properties, and portfolio of charged off loans as well as its investment in Woodbridge and investments in real estate joint ventures.

The Renin reportable segment consists of the activities of Renin. Total revenues for the Renin reportable segment include $6.5 million and $12.9 million of trade sales to two major customers and their affiliates for the three and six months ended June 30, 2015, respectively.  Renin’s revenues generated outside of the United States totaled $5.3 million and $11.5 million for the three and six months ended June 30, 2015, respectively.  Renin’s properties and equipment located outside the United States totaled $1.4 million as of June 30, 2015.

The Sweet Holdings reportable segment consisted of the activities of Hoffman’s, Williams & Bennett Jer’s, Helen Grace and Anastasia for the three and six months ended June  30, 2015 and the activities of Kencraft for the three months ended June 30, 2015.  The Sweet Holdings reportable segment consisted of the activities of Hoffman’s and Williams & Bennett for the three and six months ended June  30, 2014.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies.  Intersegment transactions are eliminated in consolidation.

During the three and six months ended June  30, 2015, acquisition related costs of $49,000 and $214,000, respectively, incurred in connection with BBX Sweet Holdings’ acquisition activities were included in the results of operations of the BBX reportable segment in costs and expenses compared to $89,000 and $98,000 for the three and six months ended June 30, 2014, respectively.

Depreciation and amortization consist of: depreciation on properties and equipment and amortization of leasehold improvements, intangible assets and deferred financing costs.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The Company evaluates segment performance based on segment net income after tax. The tables below provide segment information for the three and six months ended June  30, 2015 and 2014 (in thousands):

				Reconciling
				Item and
			Sweet	Elimination
For the Three Months Ended:	BBX	Renin	Holdings	Entries		Total
June 30, 2015:
Revenues	$19,154	15,432	4,151	(122)		38,615
Costs and expenses	(8,148)	(15,335)	(6,414)	351	(1)	(29,546)
Foreign currency exchange gain	-	70	-	-		70
Recoveries from loan losses	6,609	-	(1)	-		6,608
Asset (impairments) recoveries	810	-	-	-		810
Equity earnings in unconsolidated companies	(10,459)	-	-	-		(10,459)
Segment income (loss) before income taxes	7,966	167	(2,264)	229		6,098
Provision (benefit) for income tax	2	-	(224)	-		(222)
Net income (loss)	$7,964	167	(2,040)	229		6,320
Total assets	$637,665	24,072	34,691	(307,803)		388,625
Equity method investments
included in total assets	$79,019	-	1	-		79,020
Expenditures for segment assets	$16	34	282	-		332
Depreciation and amortization	$302	151	412	-		865

(1)

Includes a reconciling item of $229,000 associated with capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment.

				Reconciling
				Item and
			Sweet	Elimination		Segment
For the Six Months Ended:	BBX	Renin	Holdings	Entries		Total
June 30, 2015:
Revenues	$21,466	28,956	10,162	(260)		60,324
Costs and expenses	(18,732)	(29,217)	(12,962)	622	(1)	(60,289)
Foreign currency exchange loss	-	(399)	-	-		(399)
Recoveries from loan losses	10,430	-	(1)	-		10,429
Asset (impairments) recoveries	1,873	-	-	-		1,873
Equity earnings in unconsolidated companies	(4,960)	-	-	-		(4,960)
Segment income (loss) before income taxes	10,077	(660)	(2,801)	362		6,978
Provision (benefit) for income tax	5	-	(224)	-		(219)
Net income (loss)	$10,072	(660)	(2,577)	362		7,197
Expenditures for segment assets	$29	34	590	-		653
Depreciation and amortization	$541	300	831	-		1,672

(1)  Includes a reconciling item of $362,000 associated with capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

				Adjusting
				and
			Sweet	Elimination	Segment
For the Three Months Ended:	BBX	Renin	Holdings	Entries	Total
June 30, 2014:
Revenues	$7,181	14,462	1,062	(55)	22,650
Costs and expenses	(9,256)	(15,302)	(1,347)	55	(25,850)
Foreign currency exchange gain	-	141	-	-	141
Recoveries from loan losses	2,046	-	-	-	2,046
Asset impairments	94	-	-	-	94
Equity earnings in unconsolidated companies	8,082	-	-	-	8,082
Segment income (loss) before income taxes	8,147	(699)	(285)	-	7,163
Provision for income tax	-	6	-	-	6
Net income (loss)	$8,147	(705)	(285)	-	7,157
Total assets	$667,059	23,315	8,560	(299,639)	399,295
Equity method investments included in
total assets	$85,494	-	-	-	85,494
Expenditures for segment assets	$248	59	21	-	328
Depreciation and amortization	$240	67	135	-	442

				Adjusting and
			Sweet	Elimination	Segment
For the Six Months Ended:	BBX	Renin	Holdings	Entries	Total
June 30, 2014:
Revenues	$11,507	28,288	3,791	(120)	43,466
Costs and expenses	(18,201)	(29,173)	(3,959)	120	(51,213)
Foreign currency exchange loss	-	(166)	-	-	(166)
Recoveries from loan losses	3,294	-	-	-	3,294
Asset impairments	(1,225)	-	-	-	(1,225)
Equity earnings in unconsolidated companies	14,298	-	-	-	14,298
Segment income (loss) before income taxes	9,673	(1,051)	(168)	-	8,454
Provision for income tax	-	6	-	-	6
Net income (loss)	$9,673	(1,057)	(168)	-	8,448
Expenditures for segment assets	$256	65	21	-	342
Depreciation and amortization	$539	204	233	-	976

12.  Fair Value Measurement

There were no assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of June 30, 2015 and December 31, 2014.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2015 (in thousands):

		Fair Value Measurements Using
		Quoted prices in			Total
		Active Markets	Significant	Significant	Impairments (1)
	As of	for Identical	Other Observable	Unobservable	For the Six
	June 30,	Assets	Inputs	Inputs	Months Ended
Description	2015	(Level 1)	(Level 2)	(Level 3)	June 30, 2015
Loans measured for
impairment using the fair value
of the underlying collateral	$110	-	-	110	117
Impaired real estate held-for-sale and held-for-investment	2,525	-	-	2,525	522
Total	$2,635	-	-	2,635	639

(1)	Total impairments represent the amount of losses recognized during the six months ended June 30, 2015 on assets that were held and measured at fair value as of June 30, 2015.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

t
As of June 30, 2015	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value
of the underlying collateral	$110	Fair Value of Collateral	Discount Rates and Appraised Value less Cost to Sell	$0.3 million ($0.3 million)
Impaired real estate held-for-sale and held-for-investment	2,525	Fair Value of Property	Discount Rates and Appraised Value less Cost to Sell	$0.2 - $1.0 million ($0.5 million)
Total	$2,635

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2014 (in thousands):

		Fair Value Measurements Using
		Quoted prices in			Total
		Active Markets	Significant	Significant	Impairments (1)
	As of	for Identical	Other Observable	Unobservable	For the Six
	June 30,	Assets	Inputs	Inputs	Months Ended
Description	2014	(Level 1)	(Level 2)	(Level 3)	June 30, 2014
Loans measured for
impairment using the fair value
of the underlying collateral	$126	-	-	126	245
Impaired real estate held-for-sale and held-for-investment	11,604	-	-	11,604	2,428
Impaired loans held-for-sale	5,292	-	-	5,292	404
Total	$17,022	-	-	17,022	3,077

(1) Total impairments represent the amount of losses recognized during the six months ended June  30, 2014 on assets that were held and measured at fair value as of June 30, 2014.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of June 30, 2014	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value
of the underlying collateral	$126	Fair Value of Collateral	Discount Rates and Appraised Value less Cost to Sell	$0.1 - $0.4 million ($0.2 million)
Impaired real estate held-for-sale and held-for-investment	11,604	Fair Value of Property	Discount Rates and Appraised Value less Cost to Sell	$0.1 - $9.0 million ($1.7 million)
Impaired loans held-for-sale	5,292	Fair Value of Collateral	Discount Rates and Appraised Value less Cost to Sell	$0.1 -$0.7 million ($0.1 million)
Total	$17,022

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

There were no material liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of June 30, 2015 and December 31, 2014.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell as the majority of the Company’s loans are collateral dependent. The fair value of the Company’s loans may significantly increase or decrease based on changes in property values as the Company’s loans are primarily secured by real estate. The Company primarily uses third party appraisals to assist in measuring non-homogenous impaired loans and broker price opinions to assist in measuring homogenous impaired loans. The appraisals generally use the market or income approach valuation technique and use market observable data to formulate an estimate of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral, and the Company may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, the Company uses its judgment on market conditions to adjust the most current appraisal. As a consequence, the calculation of the fair value of the collateral is considered a Level 3 input. The Company generally recognizes impairment losses based on third party broker price opinions when impaired homogenous loans become 120 days

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discount rates and foreclosure time frames and exposure periods.

Real Estate Held-for-Sale and Held-for-Investment

Real estate is generally valued using third party appraisals or broker price opinions. These appraisals generally use the market approach valuation technique and use market observable data to formulate an estimate of the fair value of the properties.  The market observable data typically consists of comparable property sales, rent rolls, market capitalization rates on income producing properties and risk adjusted discount rates. However, the appraisers or brokers use professional judgment in determining the fair value of the properties and the Company may also adjust these values for changes in market conditions subsequent to the valuation date. As a consequence of using appraisals, broker price opinions and adjustments to appraisals, the calculation of the fair values of the properties is considered  a Level 3 input.

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

The following table presents the fair value of the Company’s financial instruments as of June 30, 2015:

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	June 30,	June 30,	Assets	Inputs	Inputs
Description	2015	2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing deposits in banks	$63,387	63,387	63,387	-	-
Loans receivable including loans held-for-sale, net	54,755	66,338	-	-	66,338
Restricted cash and time deposits at financial institutions	2,647	2,647	2,647	-	-
Financial liabilities:
Notes payable	19,270	19,389	-	-	19,389
Note payable to Woodbridge	11,750	11,640	-	-	11,640
Principal and interest advances on residential loans	11,409	10,295	-	-	10,295

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the fair value of the Company’s financial instruments as of December 31, 2014:

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	December 31,	December 31,	Assets	Inputs	Inputs
Description	2014	2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and interest bearing deposits in banks	$58,819	58,819	58,819	-	-
Loans receivable including loans held-for-sale, net	62,267	73,423	-	-	73,423
Financial liabilities:
Notes payable	17,923	18,196	-	-	18,196
Note payable to Woodbridge	11,750	11,615	-	-	11,615
BB&T preferred interest in FAR	12,348	12,383	-	-	12,383
Principal and interest advances on residential loans	11,171	10,125	-	-	10,125

Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments, management has derived the fair value of the majority of these financial instruments using the income approach technique with Level 3 unobservable inputs. Management estimates used in net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. The Company’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.  As such, the Company may not receive the estimated value upon sale or disposition of the asset or pay the estimated value upon disposition of the liability in advance of its scheduled maturity.

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

The fair value of notes payables, including the note payable to Woodbridge,  and principal and interest advances on residential loans were measured using the income approach with Level 3 inputs obtained by discounting the forecasted cash flows based on estimated market rates.

BB&T’s preferred interest in FAR was considered an adjustable rate debt security.  The fair value of this security was calculated using the income approach with Level 3 inputs.  The fair value was obtained by discounting forecasted cash flows by risk adjusted market interest rate spreads to the LIBOR swap curve.  The market spreads were obtained from reference data in secondary institutional markets.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

13.  Commitments and Contingencies

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

During the year ended December 31, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by a wholly-owned subsidiary of BBX Capital refinanced its land acquisition loan with a financial institution.  BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of June  30, 2015.

In July 2014, the Company entered into the Hialeah Communities joint venture with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah Florida. The Company transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In March 2015, the joint venture refinanced the $8.3 million mortgage loan into a $31.0 million acquisition and development loan.  BBX Capital is a guarantor of 26.3% of the joint venture’s $31.0 million acquisition and development loan.

In March 2015, BBX Capital placed $1.3 million in a money market account with a financial institution in order to obtain an irrevocable letter of credit for a wholly-owned subsidiary of CAM.  The letter of credit was to guarantee payment to a third party upon the third party obtaining wetlands permits in connection with a potential development project.  The $1.3 million money market account is included in “Restricted Cash” in the Company’s Consolidated Statement of Financial Condition at June 30, 2015.

The Company and its consolidated subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of litigation and the ultimate resolution are uncertain and inherently difficult to predict.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company accrued $1.0 million for these matters as of June  30, 2015. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

A range of reasonably possible losses is estimated for matters in which it is reasonably possible that a loss has been incurred or that a loss is probable but not reasonably estimated. Management currently estimates the aggregate range of reasonably possible losses up to $4.2 million in excess of the accrued liability relating to these legal matters. This estimated range of reasonably possible losses represents the estimated possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information available as of June  30, 2015. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a reasonable estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

In certain matters, we are unable to estimate the loss or reasonable range of loss until additional developments in the case provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters the claims are broad and the plaintiffs have not quantified or factually supported the claim.

We believe that liabilities arising from litigation discussed below, in excess of the amounts currently accrued, if any, are not expected to have a material impact on the Company’s financial statements. However, due to the significant uncertainties involved in these legal matters, we may incur losses in excess of accrued amounts and an adverse outcome in these matters could be material to the Company’s financial statements.

The discussion below does not include litigation relating to companies which are not consolidated into our financial statements, including Woodbridge and Bluegreen.  However, actions relating to those companies, including the settlement of the litigation brought by Bluegreen’s former shareholders in connection with the April 2013 acquisition of Bluegreen by Woodbridge, may have a material impact on our financial statements.  See “Management Discussion of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of the settlement of the litigation brought by Bluegreen’s former shareholders in connection with Woodbridge’s April 2013 acquisition of Bluegreen and the payment which may be required to be made by BBX Capital in connection therewith.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

We have received notices from BB&T regarding a series of pending and threatened claims asserted against BB&T’s subsidiary, Branch Banking and Trust Company, as successor to BankAtlantic, by certain individuals who purport to have had accounts in their names with BankAtlantic prior to consummation of the sale of BankAtlantic to BB&T.  These third party claims allege wrongful conduct by BankAtlantic in connection with certain alleged unauthorized transactions associated with their accounts. BB&T’s notices assert its belief that it may be entitled to indemnification under the BankAtlantic stock purchase agreement with respect to such claims as well as another third party claim relating to an action which was previously settled by BB&T.  On July 31, 2014, BBX Capital and BB&T entered into a tolling agreement with respect to the time period within which BB&T may assert a claim for indemnity under the stock purchase agreement with respect to such claims.

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

New Jersey Tax Sales Certificates Antitrust Litigation

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly owned subsidiary of CAM, among others as defendants.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs allege that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction. BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs filed a Consolidated Amended Complaint on January 6, 2014.  While BBX Capital believed the claims to be without merit, BBX Capital has reached an agreement to settle the action, subject to court approval. The parties have filed a motion for court approval of the settlement, which remains pending.

14.  Subsequent Events

Subsequent events have been evaluated through August 7, 2015, the date of the filing of this document.

On August 7, 2015, BBX Sweet Holdings entered into a Loan and Security Agreement and related agreements, (collectively, the “Loan Documents”), with IBERIABANK (the “Lender”), which provides for borrowings by BBX Sweet Holdings of up to $5.0 million on a revolving basis (the “Facility”).  Amounts borrowed under the Facility will accrue interest at a floating rate of 30-Day LIBOR plus 2.75%.  Payments of interest only are payable monthly. The Facility matures, and all outstanding principal and interest will be payable, on July 31, 2017,  with one twelve month renewal option (the “Extension Option”) at BBX Sweet Holdings’ request, subject to satisfaction of certain conditions. The Loan Documents include a number of covenants, including financial covenants relating to BBX Sweet Holdings’ debt service coverage ratio.  The Facility is secured by all of the assets of BBX Sweet Holdings and its subsidiaries and is guaranteed by BBX Capital.  BBX Sweet Holdings plans to use the proceeds of the Facility for general corporate purposes.

In July 2015, the Company’s Board of Directors authorized the early repayment of the $11.75 million Woodbridge promissory note in connection with Woodbridge’s settlement of the Bluegreen shareholder litigation.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BBX Capital and its subsidiaries for the three and six months ended June 30, 2015.

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and may include words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Future results could differ materially as a result of a variety of risks and uncertainties, many of which are outside of the control of management. These risks and uncertainties include, but are not limited to, the impact of economic, competitive and other factors affecting the Company and its assets, including the impact of decreases in real estate values or high unemployment rates on our business generally, the value of our assets, the ability of our borrowers to service their obligations and the value of collateral securing our loans; the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; the impact of and expenses associated with litigation, including, but not limited to, the current litigation brought by the SEC and the payments we may be required to make to Woodbridge in order to fund the settlement of the litigation brought by Bluegreen’s former shareholders in connection with Woodbridge’s April 2013 acquisition of Bluegreen and the risk that the Bluegreen settlement remains subject to court approval and may not be consummated within the timeframes and on the terms anticipated or at all; adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities; the risk that the assets retained by the Company in CAM and FAR may not be monetized at the values currently ascribed to them; and the risks associated with the impact of periodic valuation of our assets for impairment.  In addition, this document contains forward looking statements relating to the Company’s ability to successfully implement its currently anticipated business plans, which may not be realized as anticipated, if at all, and the Company’s current and anticipated investments in real estate developments, real estate joint ventures and operating businesses may not achieve the returns anticipated or may not be profitable, including the Company’s investment in Bluegreen (through Woodbridge), the BBX Sweet Holdings acquisitions of Hoffman’s, Williams & Bennett, Jer’s Chocolates, Helen Grace Chocolates, Anastasia Confections, Kencraft, Droga Chocolates, LLC (“Droga”) and the acquisition of Renin Corp. The Company’s investments in real estate developments, either directly or through joint ventures, will increase exposure to downturns in the real estate and housing markets and expose us to risks associated with real estate development activities, including risks associated with obtaining necessary zoning and entitlements, the risk that our joint venture partners may not fulfill their obligations, and the risk that the projects will not be developed as anticipated or be profitable.  The Company’s investment in Woodbridge, which owns Bluegreen Corporation, exposes the Company to the risks of Bluegreen’s business and its ability to pay dividends to Woodbridge and risks inherent in the vacation ownership industry, which risks are identified in BFC’s Annual Report on Form 10-K filed on March 16, 2015 with the SEC and available on the SEC’s website at www.sec.gov.  BBX Sweet Holdings acquisitions and the Company’s acquisition of Renin Corp. exposes us to the risks of their respective businesses, which includes the amount and terms of indebtedness associated with the acquisitions which may impact our financial condition and results of operations and limit our activities; the failure of the companies to meet financial covenants and that BBX Capital may be required to make further capital contributions or advances to the acquired companies; as well as the risk that the integration of these operating businesses may not be completed effectively or on a timely basis, and that the Company may not realize any anticipated benefits or profits from the transactions. Further, Renin’s operations expose us to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Great Britain Pound. Past performance and perceived trends may not be indicative of future results.  In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company cautions that the foregoing factors are not exclusive.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Consolidated Statements of Financial Condition and assumptions that affect the recognition of income and expenses on the Consolidated Statements of Operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, including the valuation of collateral dependent loans, the valuation of loans held-for-sale, the impairment of long-lived assets, including real estate held-for-sale and held-for-investment, the determination of lower of cost or market for inventories, the valuation of assets acquired and liabilities assumed in the acquisition of a business, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions and accounting for contingencies. The three accounting policies that we have identified as critical accounting policies are allowance for loan losses, inventory lower of cost or market determinations and impairment of long-lived assets. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

BBX Capital’s Business Strategy

Since the sale of BankAtlantic in July 2012, we have been repositioning our business, monetizing our legacy portfolios of loans and real estate, and pursuing our goal of transitioning into a growth business by focusing on real estate opportunities and acquiring operating businesses.

The majority of our assets do not generate income on a regular or predictable basis. Recognizing the nature of our assets, our goal is to build long-term value as opposed to focusing on quarterly or annual earnings.  While capital markets generally encourage short term results, our objective continues to be long term growth as measured by increases in book value per share over time. Further, we do not expect to generate significant revenue from the legacy BankAtlantic assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. BBX Capital is currently utilizing the cash flow from the monetization of its assets and dividends from Woodbridge to pay operating expenses and to invest in income producing real estate, real estate developments, real estate joint ventures and operating businesses. While there is no assurance it will be successful, BBX Capital is seeking to balance its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or through a joint venture).  We may also consider subsidiary or asset dispositions with respect to our investments in operating businesses, including Renin and Sweet Holdings, and we may in connection with our investment with BFC in Woodbridge pursue transactions involving Bluegreen, either directly or indirectly through a transaction involving Woodbridge, to monetize all or a portion of our investment in Woodbridge.  These may include pursuing a future sale or spin-off of a company or other transactions involving public or private issuances of a company’s debt or equity securities which might result in the ownership of less than 100% of the company.  The Company is also engaged in land entitlement activities on certain properties that we acquired through foreclosure and anticipate moving forward with land development projects which may include selling or leasing the improved properties to third parties or pursuing joint ventures with developers for the development of residential and commercial real estate projects involving the contribution of these properties by us as well as potential cash investments in such projects.  We are also pursuing potential investments in joint venture real estate projects that include real estate held by a joint venture partner or to be acquired from unrelated parties.  Furthermore, as a result of the substantial decline in real estate values during the recession, the majority of our non-performing commercial real estate loans and foreclosed real estate were written down in prior periods to the then prevailing estimated fair values of the collateral less costs to sell.  We are observing continued improvements generally in real estate markets and believe that the prior estimated fair values of the underlying collateral securing certain of our commercial real estate loans and our real estate carrying values may be below current market values.  Additionally, this recovery in the real estate market has favorably affected the financial condition of our borrowers and we are aggressively pursuing our borrowers and/or guarantors in order to maximize our recoveries through cash settlements, loan workout arrangements or participation interests in the development or performance of the collateral.  If we are successful in our efforts, we expect to recognize gains to the extent that the amounts we collect exceed the carrying value of our commercial loans and foreclosed real estate and expect these gains to be reflected in an increase in our shareholders’ equity in the long term.  Due to the nature of these activities however, we do not expect to generate revenues or earnings on a predictable or consistent basis.  Accordingly, we expect our results of operations to vary significantly on a quarterly basis and we may experience losses in future periods.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Consolidated Results of Operations

The Company reports its consolidated results of operations in three reportable segments, BBX, Renin and Sweet Holdings.

BBX Reportable Segment - The BBX reportable segment consists of the activities associated with managing the commercial loan portfolio, real estate properties and portfolio of charged off loans of the Company and its consolidated subsidiaries, including BBX Partners, CAM and FAR, the Company’s investment in Woodbridge and investments in real estate joint ventures.

Renin Reportable Segment – The Renin reportable segment consists of the activities of Renin Holdings, LLC and its subsidiaries (“Renin”).  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America.  Renin is headquartered in Brampton, Ontario and has two manufacturing, assembly and distribution facilities located in Brampton, Ontario and Tupelo, Mississippi and a sales and distribution office in the United Kingdom.

Sweet Holdings Reportable Segment - The Sweet Holdings reportable segment consists of the activities of Hoffman’s and Williams & Bennett for three and six months ended June 30, 2014, and the activities of Hoffman’s, Williams & Bennett, Jer’s, Helen Grace, Anastasia Kencraft and Droga for the three and six months ended June 30, 2015.

In prior periods FAR was reported as a separate business segment as its activities were restricted by FAR’s operating agreement to the monetization of FAR’s assets in order to repay BB&T’s preferred membership interest in FAR.  As a result of the redemption of BB&T’s preferred interest in FAR during May 2015, FAR activities are no longer restricted to the monetization of FAR’s assets.  As a consequence, management changed the Company’s internal reporting, combining the operations of FAR into BBX.  As a result of the changes in the internal reports, the FAR reportable segment was consolidated with the BBX reportable segment for all periods presented.

Net income before provision for income taxes for each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2015	2014	Change	2015	2014	Change
BBX	$7,966	8,147	(181)	10,077	9,673	404
Renin	167	(699)	866	(660)	(1,051)	391
Sweet Holdings	(2,264)	(285)	(1,979)	(2,801)	(168)	(2,633)
Reconciling item (1)	229	-	229	362	-	362
Income before provision
for income taxes	6,098	7,163	(1,065)	6,978	8,454	(1,476)
(Benefit) provision for income taxes	(222)	6	(228)	(219)	6	(225)
Net income	$6,320	7,157	(837)	7,197	8,448	(1,251)

(1)  Represents capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Summary Results of Operations – BBX Reportable Segment

BBX segment’s income before provision for income taxes during the three months ended June 30, 2015 was slightly lower than for the same 2014 period.  Total revenues increased by $12.0 million and recoveries for loan losses and real estate increased by $5.3 million.  The above improvements in earnings were offset by an $18.3 million decline in equity earnings from Woodbridge.

The $12.0 million increase in revenues for the three months ended June 30, 2015 compared to the same 2014 period resulted from $15.5 million of gains on the sale of two properties located in West Palm Beach, Florida.  One of the properties was acquired through foreclosure and the other property was purchased and sold by the JRG/BBX Development joint venture.

The $5.3 million of increased recoveries for the three months ended June 30, 2015 compared to the same 2014 period reflect higher recoveries in the commercial loan and charged off loan portfolio during the 2015 quarter.

The $18.3 million decline in the equity earnings from Woodbridge primarily resulted from Woodbridge’s accrual of a $36.5 million liability in connection with the proposed settlement of the litigation brought by Bluegreen’s former shareholders related to Woodbridge’s April 2013 acquisition of the publicly held shares of Bluegreen, as described in further detail in “Liquidity and Capital Resources” below.  As BBX has a 46% ownership interest in Woodbridge, the $36.5 million liability reduced BBX’s equity earnings in Woodbridge by $16.8 million for the three and six months ended June 30, 2015.  Excluding this charge the equity earnings from Woodbridge would have been $6.6 million and $12.4 million for the three and six months ended June 30, 2015, respectively, compared to $8.1 million and $14.3 million, respectively, for the comparable 2014 periods.

BBX segment’s income before provision for income taxes during the six months ended June 30, 2015 was $404,000 higher than the same 2014 period.  Total revenues increased by $10.0 million and recoveries for loan losses and real estate increased by $10.2 million.  The above improvements in earnings were offset by an $18.7 million decline in equity earnings from Woodbridge and $3.0 million of higher selling, general and administrative expenses. The increased total revenues and recoveries as well as the decline in Woodbridge’s equity earnings were primarily the result of the items discussed above for the three months ended June 30, 2015 compared to the same 2014 period.

Selling, general and administrative expenses increased $3.0 million during the six months ended June 30, 2015 compared to the same 2014 period primarily from higher professional fees. The higher professional fees were mainly associated with the SEC civil action, expenses incurred by BBX in connection with BFC’s tender offer and increased audit and tax service fees. Additionally, BBX did not receive any insurance reimbursements during the three and six months ended June 30, 2015 and as discussed in Note 13 to the Company’s financial statements, we do not expect to receive any further insurance reimbursements with respect to the SEC action unless and until the coverage issue with our carrier is resolved in our favor. BBX received $0.5 million and $1.4 million of insurance carrier reimbursements during the three and six months ended June 30, 2014, respectively.

Summary Results of Operations – Renin Reportable Segment

The improvement in the Renin segment’s income before provision for income taxes of $866,000 and $391,000 for the three and six months ended June 30, 2015, respectively, compared to the same 2014 periods resulted primarily from an improved gross margin, and lower interest and selling, general and administrative expenses partially offset by higher foreign exchange losses.

The improvement in the gross margin of $511,000 and $483,000 for the three and six months ended June 30, 2015 compared to the same 2014 periods reflects a greater proportion of trade sales of Renin’s higher margin hardware products.

The lower interest expense of $111,000 and $254,000 for the three and six months ended June 30, 2015 compared to the same 2014 periods resulted from the refinancing of Renin’s notes payable in June 2014.

The lower selling, general and administration expenses for the three months ended June 30, 2015 compared to the same 2014 period resulted primarily from $600,000 of expenses incurred during the three months ended June 30, 2014 in

BBX CAPITAL CORPORATION AND SUBSIDIARIES

connection with the consolidation of manufacturing facilities in Canada partially offset by higher selling and marketing expenses during 2015.

The higher foreign exchange (gains) losses of ($71,000) and $233,000 for the three and six months ended June 30, 2015 compared to the same 2014 periods resulted from valuation changes in the Canadian dollar compared to the U.S. dollar.

Summary Results of Operations – Sweet Holdings Reportable Segment

Revenues of the Sweet Holdings reportable segment are highly seasonal with approximately 40% of total revenues expected to be earned in the fourth quarter. It is anticipated that the financial results of the Sweet Holdings reportable segment will vary significantly on a quarterly basis.

The increase in the Sweet Holdings segment’s loss before provision for income taxes of $2.0 million and $2.6 million for the three and six months ended June 30, 2015 compared to the same 2014 periods resulted primarily from increases in selling, general and administrative expenses as well as from a lower gross margin.

The higher selling, general and administrative expenses reflects operating expenses associated with companies acquired subsequent to June 30, 2014 and costs to integrate these companies as well as increased compensation expense for the hiring of industry professionals and consulting fees as we seek to position the business to continue to expand both organically and through acquisition.  Also contributing to higher selling, general and administrative expenses were costs associated with additional Hoffman’s retail stores.  Hoffman’s opened one retail location during the third quarter of 2014 and two retail locations during the six months ended June 30, 2015.

The lower gross margin percentage for the three and six months ended June 30, 2015 compared to the same periods during 2014 primarily resulted from a higher percent of wholesale trade sales compared to retail trade sales during the 2015 periods.  The majority of Sweet Holdings acquisitions subsequent to June 30, 2014 were manufacturers selling to wholesale customers.  Trade sales to wholesale customers typically have lower gross margins than trade sales to retail customers.

Benefit for income taxes

The benefit for income taxes for the three and six months ended June 30, 2015 resulted from acquisition re-measurement adjustments.

BBX Reportable Segment

The BBX reportable segment had investments in the following real estate joint ventures as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Altis at Kendall Square, LLC	$1,202	1,264
Altis at Lakeline - Austin Investors, LLC	5,089	5,000
New Urban/BBX Development, LLC	943	996
Sunrise and Bayview Partners, LLC	1,639	1,723
Hialeah Communities, LLC	4,855	5,091
PGA Design Center Holdings, LLC	1,921	1,991
CCB Miramar, LLC	875	-
Investments in unconsolidated real estate joint ventures	$16,524	16,065
Investment in consolidated joint venture JRG/BBX Development, LLC	$88	964

Kendall Commons (Altis at Kendall Square, LLC)

In March 2013, the Company sold land to Altman Development (“Altman”), a third party real estate developer.  Altman is developing a multifamily rental community comprised of 12 three-story apartment buildings, one mixed-use

BBX CAPITAL CORPORATION AND SUBSIDIARIES

building and one clubhouse totaling 321 apartment units.  The Company has invested in the project as one of a number of investors.  The first five buildings have been completed with the balance of the buildings expected to be completed in 2015.

Altis at Lakeline – Austin Investor, LLC

During the fourth quarter of 2014, BBX Capital Real Estate invested in a planned multi-family development by Altman, Altis at Lakeline.  Located on an approximate 23 acre parcel in the northwest area of Austin, Texas, Altis at Lakeline is planned for 19, two and three story, residential apartment buildings with 354 apartment units, 38 enclosed garages, and a clubhouse.  Altis at Lakeline, a gated community, is planned to feature a mix of studio, one, two and three bedroom apartment homes.  The community is also planned to include a private resort style 5,500 square foot clubhouse.  Other planned amenities include a pool and spa, an outdoor activities pavilion with a sports bar and full demonstration kitchen, a full circuit fitness center, and kids’ play and study areas.

Village at Victoria Park (New Urban/BBX Development, LLC)

Village at Victoria Park consists of approximately 2 acres of vacant land previously owned by the Company that is located near downtown Fort Lauderdale, Florida.  In December 2013, the Company entered into a joint venture agreement with New Urban Communities to develop the project as 30 single-family homes.  New Urban Communities is the developer and manager of the joint venture.  The project commenced construction and sales during the third quarter of 2014.  Closings are projected to begin during the fourth quarter of 2015.

Bayview (Sunrise and Bayview Partners, LLC)

In June 2014, the Company entered into a joint venture agreement with an affiliate of Procacci Development Corporation.  The joint venture acquired approximately three acres of real estate located at Bayview Drive and Sunrise Boulevard in Fort Lauderdale, Florida.  The property is currently improved with an approximate 84,000 square foot office building along with a convenience store and gas station, and is located close to the Fort Lauderdale beaches and directly across from the Galleria at Ft. Lauderdale. We anticipate the property will be redeveloped into a mixed-use project at some point in the future.

Hialeah Communities, LLC (Bonterra – CC Homes)

During the third quarter of 2014, the Company entered into a joint venture agreement with CC Homes- a Codina-Carr Company, to develop approximately 394 single-family homes in a portion of the newly proposed Bonterra Communities in Hialeah, Florida.  CC Homes serves as the developer and manager of the joint venture.    The project is in the final stages of planning and is subject to receipt of required government approvals. Construction is anticipated to commence in the second half of 2015.

PGA Design Center Holdings, LLC

In December 2013, the Company purchased a commercial property in Palm Beach Gardens, Florida, with three existing buildings consisting of 145,000 square feet of mainly furniture retail space.  The property, which is located in a larger mixed use property now known as PGA Place, was substantially vacant at the date of acquisition.  Subsequent to the acquisition of the property, the Company entered into a joint venture with Stiles Development.  The Company transferred the retained residential development entitlements to adjacent parcels owned by it in PGA Place. (Please see below for a discussion of the other parcels owned by the Company in PGA Place).  The joint venture intends to seek governmental approvals to change the use of a portion of the property from retail to office and subsequently sell or lease the property.  The joint venture has entered into a contract to sell an 80,000 square foot building, subject to receiving the necessary entitlements and the potential purchasers’ due diligence.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The Company also owned a 2.7 acre parcel located adjacent to the 4.5 acre parcel which was the subject of the contract held by the North Flagler joint venture with JRG USA.  The 2.7 acre parcel was acquired by the Company through foreclosure and had a carrying value of $3.2 million on the date of sale.

In May 2015, the joint venture sold the 4.5 acre parcel to a third party developer for $20 million and the Company sold the 2.7 acre parcel to the same developer for $11.0 million.  The joint venture acquired the 4.5 acre parcel immediately prior to closing the sale with the buyer. The Company recognized an aggregate $15.5 million gain on the sale of both parcels.

CCB Miramar, LLC

In May 2015, the Company entered into a joint venture with two developers for the acquisition of real estate to construct single-family homes.  The Company contributed $875,000 for a 30% interest in the joint venture and one of the developers contributed to the joint venture a contract to purchase the real estate for $46 million. The purchase of the real estate is subject to closing conditions, including the receipt of all necessary entitlements and the completion of due diligence.

We are currently engaged through the BBX reportable segment in entitlement and planning activities with respect to the development of the following properties that were obtained through foreclosure.

Gardens at Millenia

Gardens at Millenia consists of approximately 86 acres of land, including a 47 acre lake, located near the Mall at Millenia in a commercial center in Orlando, Florida.  The Company completed permitting and is currently developing the property to reclaim approximately 15 acres of the lake as additional developable property for a total of 54 developable acres.  The proposed plans for the 54 developable acres include a 460,000 square foot retail shopping center with multiple big-box and in-line tenants as well as two outparcel retail pads.  An agreement to sell a portion of the land to a big-box retailer was entered into but remains subject to receipt of required governmental approvals.  The Company is in discussions with a potential retail joint venture partner to develop approximately 13.4 acres of the site.  Current plans for approximately 11.8 acres of this site include nine retail apartment buildings totaling approximately 292 units, a clubhouse, lakeside pavilion, lakeside running trail, and a dog park. The Company is negotiating with a potential joint venture partner to develop the 11.8 acre parcel.

Bonterra Communities – (formerly Hialeah Communities)

Bonterra Communities is a proposed master-planned community anticipated to be built on approximately 128 acres of land. Once completed, Bonterra Communities is planned to have approximately 1,171 single-family homes, villas, town homes, and apartments, along with amenities including a clubhouse, fitness center, resort pool, parks, and a 15 acre lake.  The Bonterra community site is currently in the final stages of master-planning and our plans continue to be subject to receipt of required governmental approvals.  It is anticipated that the community will be divided into three parcels, which include:

1.

As discussed in the Bonterra - CC Homes joint venture discussion above, an approximate 59 acre parcel to be developed with approximately 394 single-family homes by a joint venture between BBX Capital and CC Homes- a Codina-Carr Company.

2.

An approximate 14 acre parcel owned by BBX, to be developed with approximately 314 rental apartment units.  BBX is currently seeking required entitlements and plans to partner with a third party developer to develop this parcel.

3.

An approximate 55 acre parcel owned by BBX, to be developed with approximately 463 additional single-family homes, villas and townhomes.  The Company has a contract to sell this parcel, subject to the receipt of entitlements currently being sought by the purchaser and due diligence.

PGA Place

The Company owns land located in the newly named PGA Place, in the city of Palm Beach Gardens, Florida.  The property held by the PGA Design Center Holdings joint venture described above is adjacent to this property.  We believe this property presents a variety of development opportunities, some of which are currently in the planning stages and remain subject to receipt of governmental approvals. The Company is currently seeking governmental approvals for a 126 room

BBX CAPITAL CORPORATION AND SUBSIDIARIES

limited-service suite hotel, a 5,000 square foot freestanding restaurant and approximately 230,000 square feet of office buildings on vacant tracts of land.

BBX Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the BBX reportable segment for the three and six months ended June 30, 2015 and 2014 (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2015	2014	Change	2015	2014	Change
Interest income	$2,144	1,338	806	3,009	3,174	(165)
Net gains on sales of assets	15,439	3,926	11,513	15,441	3,877	11,564
Income from real estate operations	1,013	1,473	(460)	1,939	2,966	(1,027)
Other revenues	558	444	114	1,077	1,490	(413)
Total revenues	19,154	7,181	11,973	21,466	11,507	9,959
BB&T's priority return in FAR distributions	15	235	(220)	72	583	(511)
Interest expense	-	260	(260)	-	521	(521)
Real estate operating expenses	865	1,937	(1,072)	2,045	3,490	(1,445)
Selling, general and administrative expenses	7,268	6,824	444	16,615	13,607	3,008
Total costs and expenses	8,148	9,256	(1,108)	18,732	18,201	531
Equity (losses) earnings in Woodbridge	(10,168)	8,108	(18,276)	(4,365)	14,330	(18,695)
Equity earnings in unconsolidated joint ventures	(291)	(26)	(265)	(595)	(32)	(563)
Recoveries from loan losses	6,609	2,046	4,563	10,430	3,294	7,136
Asset impairments	810	94	716	1,873	(1,225)	3,098
Income before income taxes	7,966	8,147	(181)	10,077	9,673	404
Provision for income taxes	2	-	2	5	-	-
BBX segment income	$7,964	8,147	(183)	10,072	9,673	404

Total Revenues

The increase in interest income during the three months ended June 30, 2015 compared to the same 2014 period resulted primarily from $1.1 million of default interest income received associated with a commercial loan and higher loan interest income attributed to loans modified during the third and fourth quarter of 2014.  The higher interest income was partially offset by lower non-accruing loan liquidations as well as declining accruing loan balances resulting primarily from loan payoffs and sales. Included in interest income for the three and six months ended June 30, 2015 was $53,000 and $97,000, respectively, of interest income recognized on advances to Sweet Holdings compared to $44,000 and $87,000 for the same 2014 periods, respectively.  The interest income from Sweet Holdings was eliminated in consolidation.

During the three and six months ended June 30, 2015, two properties located in West Palm Beach, Florida were sold.  One of the properties, which was purchased by the JRG/BBX Development joint venture for $10.8 million, was sold to a third party developer for $20.0 million.  The other property which had a $3.2 million carrying value at the date of sale was acquired by BBX through foreclosure and sold for $11.0 million.  BBX recognized a gain of $15.5 million in the aggregate in connection with the sales.

During the three and six months ended June 30, 2014, a commercial real estate property was sold for a $2.5 million gain.  The remaining gains on the sales of assets resulted primarily from the sales of residential and consumer loans.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The lower income and expenses from real estate operations resulted primarily from sales of rental properties and one operating property during the fourth quarter of 2014.

Other revenues during the three and six months ended June 30, 2015 consisted primarily of $373,000 and $639,000, respectively, of revenues from a public storage operating facility.  Office facilities revenues from BFC were $96,000 and $194,000 for the three and six months ended June 30, 2015, respectively.  In addition, Sweet Holdings management fees were $62,000 and $153,000 for the three and six months ended June 30, 2015, respectively. The Sweet Holdings management fees were eliminated in consolidation.

Other revenues during the three and six months ended June 30, 2014 consisted primarily of $321,000 and $610,000, respectively, of revenues from a public storage operating facility. Office facilities revenues from BFC were $104,000 and $219,000 for the three and six months ended June 30, 2015, respectively. Also included in other revenues during the six months ended June 30, 2014 was $600,000 of income associated with a foreclosed loan where the fair value of the real estate acquired through foreclosure was in excess of the contractual principal amount of the loan.

Total Costs and Expenses

The reduction in BB&T’s priority return in FAR distributions resulted from decreases in BB&T’s preferred interest in FAR during the three and six months ended June 30, 2015 compared to the same 2014 periods.  BB&T’s preferred interest in FAR was redeemed in full in May 2015.

Interest expense for the three and six months ended June 30, 2015 was zero resulting from the capitalization of the BBX reportable segment interest expense in connection with real estate development and joint venture activities.  Interest expense for the three and six months ended June 30, 2014 consisted of $147,000 and $294,000, respectively, of interest expense on the Woodbridge promissory note and $113,000 and $227,000, respectively, of interest expense recognized on the Florida Community Bank mortgage that was assumed by the Hialeah Communities joint venture in June 2014.

The $444,000 increase in selling, general and administrative expenses for the three months ended June 30, 2015 compared to the same 2014 period resulted primarily from $973,000 and $247,000 of higher compensation costs and professional fees, respectively, partially offset by lower $488,000 and $313,000 of lower loan servicing fees and foreclosure expenses, respectively. The increase in compensation expense resulted mainly from share-based compensation in connection with the issuance of restricted stock units and higher bonus accruals.  The increased professional fees resulted primarily from accounting and tax services.  The decline in loan servicing fees resulted primarily from a significant decrease in the number of loans and real estate in BBX’s servicing portfolio.  BBX had $130.7 million and $43.1 million of loans and real estate serviced by third parties as of December 31, 2013 and 2014, respectively, compared to $37.3 million as of June 30, 2015. Foreclosure expenses consisted primarily of real estate taxes on delinquent collateral dependent loans in foreclosure. The decline in foreclosure expense resulted primarily from the declining size of the loan portfolio.

The $3.0 million increase in selling, general and administrative expenses during the six months ended June 30, 2015 compared to the same 2014 period resulted primarily from a $2.9 million increase in professional fees and a $1.4 million increase in compensation expense partially offset by $1.0 million and $650,000 of lower loan servicing fees and foreclosure expenses, respectively.  The higher professional fees were primarily associated with the SEC civil action, expenses incurred by BBX in connection with BFC’s tender offer and increased audit and tax service fees.

Recoveries from loan losses

Recoveries from loan losses during the three and six months ended June 30, 2015 resulted primarily from settlements on charged off commercial loans and recoveries from the charged off loan portfolio.  Recoveries from commercial loan settlements and the charged off loan portfolio for the three months ended June 30, 2015 were $4.1 million and $1.8 million, respectively, compared to $1.6 million and $410,000, respectively, for the same 2014 periods.   Recoveries from loan losses during the six months ended June 30, 2014 included a $1.9 million provision for a commercial non-real estate loan.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Asset Impairments

Asset recoveries during the three and six months ended June 30, 2015 and 2014 primarily resulted from valuation allowance adjustments on foreclosed real estate properties resulting from updated valuations as well as short sales and payoffs of residential and small business loans held-for-sale.  Asset impairments during the six months ended June 30, 2014 also included a $2.2 million valuation allowance adjustment on a student housing facility acquired through foreclosure.

Equity Earnings in Woodbridge

BBX recognized equity losses in Woodbridge during the three and six months ended June 30, 2015 due to an accrual by Woodbridge of a $36.5 million liability in connection with the contemplated settlement of the litigation brought by Bluegreen’s former shareholders related to Woodbridge’s April 2013 acquisition of Bluegreen as described in further detail under “Liquidity and Capital Resources” below.  As BBX has a 46% ownership interest in Woodbridge, the $36.5 million liability reduced BBX’s equity earnings in Woodbridge by $16.8 million for the three and six months ended June 30, 2015.  The remaining activity of Woodbridge for the three and six months ended June 30, 2015 and 2014 primarily reflects the operations of Bluegreen.

Bluegreen’s net income was $17.9 million and $33.9 million for the three and six months ended June 30, 2015, respectively, compared to $20.4 million and $37.5 million, respectively, during the comparable 2014 periods. The lower Bluegreen 2015 net income resulted primarily from higher selling and marketing expenses.  The increase in Bluegreen’s selling and marketing expenses during the three and six months ended June 30, 2015 compared to the same 2014 periods was a result of Bluegreen’s focus on attempting to increase its marketing efforts to new prospects as opposed to existing owners, which results in higher costs in connection with expanding marketing channels.  Sales to existing owners generally involve lower marketing expenses than sales to new prospects; however, a new program which contributed to owner sales has a slightly higher cost per tour as compared to historical owner sales tours.  Bluegreen expects to continue to increase its focus on sales to new prospects as well as the new program for owner sales and, as a result, sales and marketing expenses may continue to increase.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Renin Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Renin reportable segment for the three and six months ended June  30, 2015 and 2014 (in thousands):

		For the Three Months			For the Six Months
		Ended June 30,			Ended June 30,
		2015	2014	Change	2015	2014	Change
Trade sales		$15,432	14,462	970	28,956	28,288	668
Cost of goods sold		(11,535)	(11,076)	(459)	(21,706)	(21,521)	(185)
Gross margin		3,897	3,386	511	7,250	6,767	483
Interest expense		76	187	(111)	149	403	(254)
Selling, general and administrative expenses		3,724	4,039	(315)	7,362	7,249	113
(Gain) loss on foreign currency exchange		(70)	(141)	71	399	166	233
Total costs and expenses		3,730	4,085	(355)	7,910	7,818	92
Income (loss) before income taxes		167	(699)	866	(660)	(1,051)	391
Provision for income taxes		-	6	(6)	-	6	(6)
Net income (loss)		$167	(705)	872	(660)	(1,057)	397
Gross margin percentage	%	25.25	23.41	1.84	25.04	23.92	1.12
SG&A as a percent of trade sales	%	24.13	27.93	(3.80)	25.42	25.63	(0.20)

The improvement in trade sales and the gross margin percentage for the three and six months ended June 30, 2015 compared to the same 2014 periods reflects increased sales of higher margin hardware products for the 2015 periods.

Renin’s interest expense for the three and six months ended June 30, 2014 was associated with the Bluegreen notes payable.  Renin refinanced the Bluegreen notes payable with a financial institution in June 2014 under a facility with lower interest rates and outstanding balances.  The decline in average notes payable balances resulted from the Company and BFC contributing $2.0 million and $0.5 million of capital, respectively, to repay a portion of the Bluegreen notes payable in connection with the refinancing transaction.

The lower selling, general and administrative expenses for the three months ended June 30, 2015 compared to the same 2014 period resulted primarily from $0.6 million of costs associated with the consolidation of manufacturing facilities in Canada during the 2014 period partially offset by increased salaries and recruitment fees associated with the hiring of additional sales representatives and advertising expenditures for sales initiatives during the 2015 period.

The gain on foreign currency exchange for the three months ended June 30, 2015 and 2014 resulted primarily from the appreciation of the Canadian dollar compared to the U.S. dollar.   The loss on foreign currency exchange for the six months ended June 30, 2015 and 2014 resulted primarily from the devaluation of the Canadian dollar compared to the U.S. dollar.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Sweet Holdings Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Sweet Holdings reportable segment for the three and six months ended June  30, 2015 and 2014 (in thousands):

		For the Three Months			For the Six Months
		Ended June 30,			Ended June 30,
		2015	2014	Change	2015	2014	Change
Trade sales		$4,151	1,062	3,089	10,162	3,791	6,371
Cost of goods sold		(2,660)	(368)	(2,292)	(6,324)	(2,024)	(4,300)
Gross margin		1,491	694	797	3,838	1,767	2,071
Interest expense		224	60	164	431	122	309
Selling, general and administrative expenses		3,531	919	2,612	6,208	1,813	4,395
Total costs and expenses		3,755	979	2,776	6,639	1,935	4,704
Loss before income taxes		(2,264)	(285)	(1,979)	(2,801)	(168)	(2,633)
Benefit for income taxes		(224)	-	(224)	(224)	-	(224)
Net loss		$(2,040)	(285)	(1,755)	(2,577)	(168)	(2,409)
Gross margin percentage	%	35.92	65.35	(29.43)	37.77	46.61	(8.84)
SG&A as a percent of trade sales	%	85.06	86.53	(1.47)	61.09	47.82	13.27

The Sweet Holdings results of operations consisted of the activities of Hoffman’s, Williams & Bennett, Helen Grace Chocolates, LLC, Jer’s Chocolates, Anastasia Confections, Inc. Kencraft and Droga for the three months ended June 30, 2015.  The Sweet Holdings results of operations consisted of the activities of Hoffman’s and Williams & Bennett for the three months ended June 30, 2014. Jer’s Chocolate was acquired on July 1, 2014, Helen Grace was acquired on July 21, 2014, Anastasia was acquired on October 1, 2014, Kencraft was acquired on April 1, 2015 and Droga was acquired on June 1, 2015

The lower gross margin percentage for the three and six months ended June 30, 2015 compared to the same periods during 2014 primarily resulted from a higher percent of wholesale trade sales compared to retail trade sales during the 2015 periods.  The majority of Sweet Holdings acquisitions subsequent to June 30, 2014 were manufacturers selling to wholesale customers.  Trade sales to wholesale customers typically have lower gross margins than trade sales to retail customers.

Interest expense for the three and six months ended June 30, 2015 included $170,000 and $333,000, respectively, of interest expense associated with the Centennial Bank note and acquisition promissory notes as well as holdback obligations associated with Sweet Holdings’ acquisitions. Also included in interest expense was $54,000 and $97,000 of interest expense on BBX Capital advances to Sweet Holdings for the three and six months ended June 30, 2015, respectively.  The interest expense on BBX Capital advances to Sweet Holdings was eliminated in consolidation. The interest expense for the three and six months ended June 30, 2014 represents interest expense of $16,000 and $34,000, respectively, on holdback obligations and $44,000 and $87,000, respectively, of interest expense on BBX Capital advances to Sweet Holdings.

The higher selling, general and administrative expenses reflects operating expenses associated with companies acquired subsequent to June 30, 2014 and costs to integrate these companies as well as increased compensation expense for the hiring of industry professionals and consulting fees as we seek to position the business to continue to expand both organically and through acquisition.  Also contributing to higher selling, general and administrative expenses were costs associated with additional Hoffman’s retail stores.  Hoffman’s opened one retail location during the third quarter of 2014 and two retail locations during the six months ended June 30, 2015.

The higher selling, general and administrative expenses as a percentage of trade sales for the three months ended June 30, 2015 and 2014 compared to the six months ended June 30, 2015 and 2014 reflects low seasonal trade sales volume.  Sweet Holdings trade sales are highly seasonal with traditionally low trade sales volume in the second quarter with approximately 40% of annual trade sales volume occurring during the fourth quarter.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The benefit for income taxes for the three and six months ended June 30, 2015 resulted from acquisition re-measurement adjustments.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

BBX Capital Consolidated Financial Condition

The Company’s total assets as of June 30, 2015 were $388.6 million compared to $392.9 million as of December 31, 2014.  The changes in the components of total assets from December 31, 2014 to June 30, 2015 are summarized below:

•

Increase in cash resulting primarily from loan repayments and real estate sales partially offset by land improvement costs, repayment of BB&T’s preferred interest in FAR, notes payable scheduled payments and operating expenses,

•	Lower loans receivable and loans held-for-sale balances due to $5.1 million of loan repayments and $2.4 million of loans transferred through foreclosure to real estate held-for-sale,
•	Decrease in trade receivables due to lower BBX Sweet Holdings trade sales volume during the second quarter of 2015 compared to the fourth quarter of 2014,
•	Increase in real estate held-for-investment primarily from property improvements,
•

Decrease in real estate held-for-sale primarily from $8.7 million of real estate sales partially offset by $3.6 million of properties transferred from real estate held-for-investment and $2.4 million of real estate acquired through foreclosure,

•

Increase in investment in real estate joint ventures reflecting a $0.9 million investment in the CCB Miramar joint venture and $0.2 million of capitalized interest associated with equity method investment properties under development partially offset by $0.6 million of equity losses for the six months ended June  30, 2015,

•

Lower equity investment in Woodbridge reflecting $4.4 million of equity losses resulting primarily from Woodbridge’s $36.5 million accrued liability in connection with the contemplated Bluegreen shareholder litigation settlement and $6.2 million of distributions from Woodbridge, and

•	Increase in inventory resulting primarily from seasonal BBX Sweet Holdings inventory production for the holidays and the acquisition of Kencraft.

The Company's total liabilities at June  30, 2015 were $69.9 million compared to $81.7 million at December 31, 2014.  The changes in the components of total liabilities from December 31, 2014 to June  30, 2015 are summarized below:

•	Decrease in BB&T’s preferred interest in FAR reflecting distributions of proceeds from the monetization of FAR’s assets,
•

Increase in notes payable associated with $1.4 million of promissory notes issued in connection with the Kencraft acquisition partially offset by $0.6 million of notes payable scheduled principal repayments, and

•	Decrease in other liabilities due primarily to the payment of annual bonuses partially offset by higher accrued real estate taxes and accrued interest expense balances.

Liquidity and Capital Resources

The Company’s current assets at June 30, 2015 consisted of cash, inventory and trade receivables aggregating $74.1 million. This does not include $18.8 million of current assets held in Renin.  The Company had $29.5 million of current liabilities as of June 30, 2015.  This does not include $9.4 million of current liabilities of Renin.  The Company’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans, loan recoveries, sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate, revenues from BBX Sweet Holdings’ operations and distributions received from Woodbridge.

On June 5, 2015, the parties in the action brought by Bluegreen’s former public shareholders against Bluegreen, the directors of Bluegreen, BFC, Woodbridge, certain directors and officers of BFC and others, challenging the terms of the merger pursuant to which Bluegreen merged into a wholly owned subsidiary of Woodbridge and Bluegreen’s shareholders (other than Woodbridge) were paid $10.00 for each share of Bluegreen’s common stock that they held immediately prior to the effective time of the merger, agreed to the settlement of the litigation.  Pursuant to the settlement, Woodbridge or its affiliates will pay $36.5 million, which amounts to approximately $2.50 per share, into a “Settlement Fund” for the benefit of former shareholders of Bluegreen whose shares were acquired in connection with the merger.  The amount to be received by such former Bluegreen shareholders will be reduced by administrative costs and attorneys’ fees and costs.  In connection with the settlement, BBX Capital has agreed to repay its $11.75 million promissory note to Woodbridge and it is anticipated that additional capital contributions to Woodbridge from BBX Capital and BFC of $11.4 million and $13.4 million, respectively, based on their respective 46% and 54% ownership interests in Woodbridge will be required.  The settlement remains subject to final approval by the Court and dismissal with prejudice of all litigation arising from or relating to the merger, and full release of BFC, Bluegreen, Woodbridge and BBX Capital and others.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The Company expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge. Distributions must be declared by Woodbridge and approved in advance by both BFC and BBX Capital.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, cash flows and business of Bluegreen, as well as restrictions contained in Bluegreen’s debt facilities. Additionally, in April 2015, BFC borrowed $80 million from Bluegreen to finance the purchase of 4,771,221 shares of BBX Capital’s Class A common stock in BFC’s completed tender offer.  As a consequence, the Company may not receive dividends from Woodbridge consistent with prior periods or in the time frames or amounts anticipated, or at all.  The Company may also receive funds from BFC in connection with its tax sharing agreement to the extent BFC utilizes the Company’s tax benefits in BFC’s consolidated tax return.  The Company also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM, FAR and BBX Partners, each of which is wholly-owned by BBX Capital.  The Company also may seek to obtain funds through borrowings or the issuance of equity securities. The Company anticipates utilizing these funds for general corporate purposes, including selling, general and administrative expenses, loan servicing costs, real estate operating expenses, Renin and BBX Sweet Holdings operating expenses and, to the extent of available liquidity, to pursue its business strategy of investing, directly or through joint ventures in real estate (which may include acquisition and/or development) and in operating businesses.  BBX Sweet Holdings is actively pursuing other acquisitions in the candy and confections industry.

A significant source of the Company’s liquidity is the liquidation of loans and real estate, recoveries from the charged off loan portfolio, cash proceeds from the  contribution of properties to real estate joint ventures and dividends from Woodbridge.  During the six months ended June 30, 2015, the proceeds from the liquidation of loans and real estate were approximately $18.0 million and $24.1 million, respectively. During the six months ended June 30, 2015, the Company received $6.2 million of dividends from Woodbridge. There is no assurance that we will realize proceeds from these sources in future periods in similar amounts or on similar timeframes.

The Company’s real estate activities include hiring property managers to operate income producing properties, making protective expenditures (including the payment of property taxes) in an effort to maintain the value of properties and undertaking the zoning and entitlement, development or improvement of properties to position the properties for sale, or potential joint venture arrangements.

The Company’s Consolidated Contractual Obligations as of June 30, 2015 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Operating lease obligation	$21,644	2,870	6,055	5,492	7,227
Note payable to Woodbridge	11,750	11,750	-	-	-
Notes payable	19,509	2,917	5,995	8,968	1,629
Other obligations	409	120	240	49	-
Total contractual cash obligations	$53,312	17,657	12,290	14,509	8,856

Notes payable as of June 30, 2015 consisted of a term loan and revolving credit advances issued by Renin with an aggregate balance of $8.4 million, $9.3 million of promissory notes and promissory notes representing holdback amounts issued by BBX Sweet Holdings in connection with its acquisitions, and a $1.6 million note payable issued by a subsidiary of BBX Sweet Holdings. See Note 9, Notes Payable to the “Notes to Consolidated Financial Statements - Unaudited”, for a discussion of the notes payable terms and covenants.

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

The Company is also subject to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Great Britain Pound as a result of the operations of Renin.  The assets, liabilities, revenue and expenses that are denominated in foreign currencies will be affected by changes in the exchange rates between the U.S. dollar and the Canadian dollar or Great Britain Pound.  As of June 30, 2015, the Company has not entered into any foreign exchange forward contracts as hedges against foreign currency exchange risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June  30, 2015 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  Management has excluded Kencraft Confections, LLC, Helen Grace Chocolates, LLC, Jers Chocolate, LLC and Anastasia Confections, Inc. from its review of the changes in internal control over financial reporting that occurred during the quarter ended June 30, 2015. We acquired these businesses during the third and fourth quarters of 2014 and the second quarter of 2015 and our management has not yet conducted an assessment of the acquired businesses’ internal control over financial reporting.  The aggregate total revenues and total assets of Helen Grace Chocolates, LLC, Jer’s Chocolate, LLC and Anastasia Confections, Inc. represented 12% and 5%, respectively, of the related consolidated financial statement amounts as of and for the six months ended June 30, 2015.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the legal proceedings disclosed in the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

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

BBX Capital Corporation

August 7, 2015	By	/s/Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/
Chairman of the Board

August 7, 2015	By:	/s/Raymond S. Lopez
Date		Raymond S. Lopez
Executive Vice President,
Chief Financial Officer