Form 10-K/A
period 2014-12-31
BBX CAPITAL CORP
filed 2015-11-13
CIK 921768

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

TABLE OF CONTENTS
		Page
Part I.	FINANCIAL INFORMATION

Reference

	Explanatory Note	2

	Part II.

Item 8.	Financial Statements and Supplementary Data	F-1

Item 9A	Controls and Procedures	3

	Part IV.

Item 15	Exhibits and Financial Statement Schedules	4

	Signatures	5

EXPLANATORY NOTE

BBX Capital Corporation (“BBX” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amended Filing”) to our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Original Filing”), solely to: (i)revise management’s conclusions regarding internal control over financial reporting and disclosure controls and procedures as of December 31, 2014; and (ii) reissue the Report of Independent Registered Public Accounting Firm to update the firm’s opinion regarding the effectiveness of our internal control over financial reporting as of December 31, 2014. Accordingly, we hereby amend and replace in their entirety Items 8, 9A and 15 in the Original Filing.

Subsequent to the Original Filing, the Company re-evaluated its internal controls governing the interim measurement of impairments related to two real estate properties in Tallahassee, Florida included in real estate held-for-investment and whether there was a deficiency in internal control over financial reporting (“ICFR”) (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, or the Exchange Act).    Upon the completion of this re-evaluation, and consultation with PricewaterhouseCoopers LLP (“PwC”), the Company's principal executive officer and principal financial officer concluded that a material weakness existed in that area and ICFR and disclosure controls and procedures (“DCP”) (as defined in Rule 13a-15(e) under the Exchange Act) were not effective as of December 31, 2014.

Our management has determined that the Company’s consolidated financial statements included in the Original Filing did not contain a material misstatement and can still be relied upon.

Our principal executive officer and principal financial officer are providing updated certifications. Accordingly, we hereby amend Item 15 in the Original Filing to reflect the filing of the new certifications.

Except as indicated above, this Amended Filing is not intended to reflect or update any information or events subsequent to the filing date of the Original Filing. As such, this Amended Filing speaks only as of the date the Original Filing was filed, and we have not undertaken any action herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and any documents filed by us with the Securities and Exchange Commission (SEC) subsequent to the Original Filing, including our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Management’s Report on Internal Control over Financial Reporting (Restated)	F-2
Report of Independent Registered Certified Public Accounting Firm - PricewaterhouseCoopers LLP	F-3
Consolidated Statements of Financial Condition as of December 31, 2014 and 2013	F-5
Consolidated Statements of Operations for each of the years in the three year period ended
December 31, 2014	F-6
Consolidated Statements of Comprehensive Income (Loss) for each of the years
in the three year period ended December 31, 2014	F-7
Consolidated Statements of Total Equity (Deficit) for each of the
years in the three year period ended December 31, 2014	F-8
Consolidated Statements of Cash Flows for each of the years in the three year period ended
December 31, 2014	F-13
Notes to Consolidated Financial Statements	F-14

Management’s Report on Internal Control over Financial Reporting (Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As a result of the material weakness discussed below, management, including our principal executive officer and principal financial officer reassessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this re-assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s re-assessment, management is restating its original report and has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014 due to the fact that there was a material weakness in its internal control over financial reporting as discussed below.

We did not maintain effective controls over the interim measurement of impairments related to two real estate properties in Tallahassee, Florida which were held-for-investment. Specifically, we did not design appropriate controls over the reasonableness of certain significant assumptions used in an internally developed model to value the two properties for interim financial reporting when third party appraisals were not available on a timely basis.

Additionally, while this control deficiency did not result in a material misstatement, the deficiency could have resulted in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this deficiency constituted a material weakness.

We have excluded Helen Grace Chocolates, LLC, Jer’s Chocolate, LLC and Anastasia Confections, Inc. from its assessment of internal control over financial reporting as of December 31, 2014.  We acquired these businesses during the third and fourth quarters of 2014 and our management has not conducted an assessment of the acquired businesses’ internal control over financial reporting.  The Helen Grace Chocolates, LLC,  Jer’s Chocolate, LLC and Anastasia Confections, Inc. acquisitions aggregate  total revenues and total assets represent 5% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ Alan B. Levan

Alan B. Levan

Chairman, and

Chief Executive Officer

 /s/ Raymond S. Lopez

Raymond S. Lopez

Executive Vice President

Chief Financial Officer

 November 11, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

BBX Capital Corporation

In our opinion, the consolidated financial statements which comprise the consolidated balance sheets and the related consolidated statements of operations, consolidated statements of comprehensive income (loss), consolidated statements of changes in equity, and consolidated statements of cash flows present fairly, in all material respects, the financial position of BBX Capital Corporation and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting relating to the measurement of the impairment of two real estate properties on an interim basis included in real estate held-for-investment existed as of that date.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting.  We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2014 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Fort Lauderdale, Florida

March 16, 2015, except for the effects of the matter described in Management’s Report on Internal Control over Financial Reporting, as to which the date is November 11, 2015

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures (Restated)

At the time our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 was filed on March 16, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2014. Subsequent to that evaluation, our management, including our principal executive officer and principal financial officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by the report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of a material weakness in our internal control over financial reporting, which is described further in Management’s Report on Internal Control Over Financial Reporting (Restated). Management’s Report on Internal Control Over Financial Reporting (Restated) is included in Item 8 immediately preceding Report of Independent Registered Certified Public Accounting Firm, which includes an attestation report of our independent registered certified public accounting firm regarding our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(3) Exhibits

The following exhibits are either filed or furnished as a part of this Form 10-K as indicated below:

Exhibit Number	Description	Reference

23.1	Consent of PricewaterhouseCoopers LLP	Filed with this Report.

31.1 31.2

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed with this Report Filed with this Report
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

November  12, 2015By:/s/Alan B. Levan

Alan B. Levan, Chairman of the Board,

and Chief Executive Officer