Form 10-Q
period 2015-09-30
BBX CAPITAL CORP
filed 2015-11-16
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Small reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] YES   [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Title of Each Class	Outstanding at November 3, 2015
Class A Common Stock, par value $0.01 per share	16,199,145
Class B Common Stock, par value $0.01 per share	195,045

TABLE OF CONTENTS
		Page
Part I.	FINANCIAL INFORMATION

Reference

Item 1.	Financial Statements	3-31

	Condensed Consolidated Statements of Financial Condition - September 30, 2015 and December 31,	3
	2014 – Unaudited

	Condensed Consolidated Statements of Operations and Comprehensive Income- For the Three and Nine	4
	Nine Months Ended September 30, 2015 and 2014 - Unaudited

	Condensed Consolidated Statements of Total Equity - For the Nine Months Ended September 30, 2015	5
	and 2014 - Unaudited

	Condensed Consolidated Statements of Cash Flows - For the Nine Months Ended September 30, 2015	6
	and 2014 - Unaudited

	Notes to Condensed Consolidated Financial Statements - Unaudited	7-31

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32-48

Item 4.	Controls and Procedures	48-49

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51-52

Item 6.	Exhibits	52

	Signatures	53

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION-UNAUDITED

	September 30,	December 31,
(In thousands, except share data)	2015	2014
ASSETS
Cash and cash equivalents ($98 and $4,993 in Variable Interest Entities ("VIEs"))	$55,871	58,819
Restricted cash and time deposits	2,649	-
Loans held-for-sale ($0 and $35,423 in VIEs)	22,126	35,423
Loans receivable, net of allowance for loan losses of $0 and $977 ($0 and $18,972, net of allowance of $0 and $977 in VIEs)	27,700	26,844
Trade receivables, net of allowance for bad debts of $242 and $148	12,891	13,416
Real estate held-for-investment ($0 and $19,945 in VIEs)	53,500	76,552
Real estate held-for-sale ($0 and $13,745 in VIEs), net	72,639	41,733
Investments in unconsolidated real estate joint ventures	17,237	16,065
Investment in Woodbridge Holdings, LLC	69,630	73,026
Properties and equipment, net of accumulated depreciation of $2,600 and $1,571 ($0 and $7,561 in VIEs)	17,383	16,717
Inventories	18,599	14,505
Goodwill	8,386	8,440
Other intangible assets, net of amortization of $848 and $374	7,601	7,377
Other assets ($13 and $1,017 in VIEs)	4,443	4,019
Total assets	$390,655	392,936
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$13,865	9,603
BB&T preferred interest in FAR, LLC ($0 and $12,348 in VIEs)	-	12,348
Note payable to Woodbridge	-	11,750
Notes payable	23,932	17,923
Principal and interest advances on residential loans ($0 and $11,171 in VIEs)	11,042	11,171
Other liabilities ($7 and $1,431 in VIEs)	21,046	18,861
Total liabilities	69,885	81,656
Commitments and contingencies (Note 13)
Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Class A common stock, $.01 par value, authorized 25,000,000
shares; issued and outstanding 16,199,145 and 15,977,324 shares	162	160
Class B common stock, $.01 par value, authorized 1,800,000
shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	349,237	347,937
Accumulated deficit	(30,108)	(38,396)
Accumulated other comprehensive income	263	85
Total BBX Capital Corporation shareholders' equity	319,556	309,788
Noncontrolling interest	1,214	1,492
Total equity	320,770	311,280
Total liabilities and equity	$390,655	392,936

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - UNAUDITED

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands, except share and per share data)	2015	2014	2015	2014
Revenues:
Trade sales	$21,537	17,858	60,655	49,934
Interest income	2,720	1,120	5,628	4,178
Net (losses) gains on the sales of assets	(145)	1,031	15,296	4,908
Income from real estate operations	851	1,509	2,790	4,475
Other	572	388	1,490	1,877
Total revenues	25,535	21,906	85,859	65,372
Costs and expenses:
Cost of goods sold	16,186	13,060	44,216	36,606
BB&T's priority return in FAR distributions	-	105	68	658
Interest expense	5	238	125	1,197
Real estate operating expenses	1,003	1,436	3,048	4,927
Selling, general and administrative expenses	19,398	9,560	49,424	32,224
Total costs and expenses	36,592	24,399	96,881	75,612
Equity earnings in Woodbridge Holdings, LLC	10,306	7,635	5,941	21,965
Equity losses in unconsolidated real estate joint ventures	(158)	(205)	(753)	(237)
Foreign currency exchange loss	(236)	(319)	(635)	(485)
Recoveries from (provision for) loan losses	4,427	(656)	14,856	2,638
Asset (impairments) recoveries, net	(274)	(5,926)	1,599	(7,151)
Income (loss) before income taxes	3,008	(1,964)	9,986	6,490
(Benefit) provision for income taxes	(31)	-	(250)	6
Net income (loss)	3,039	(1,964)	10,236	6,484
Less: net loss (earnings) attributable to noncontrolling interest	77	66	(1,948)	267
Net income (loss) attributable to BBX Capital Corporation	$3,116	(1,898)	8,288	6,751
Basic earnings (loss) per share	$0.19	(0.12)	0.51	0.42
Diluted earnings (loss) per share	$0.18	(0.12)	0.50	0.40
Basic weighted average number of common
shares outstanding	16,174,780	16,007,445	16,173,181	15,999,696
Diluted weighted average number of common and
common equivalent shares outstanding	16,852,269	16,007,445	16,692,062	16,773,270

Net income (loss)	$3,039	(1,964)	10,236	6,484
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	121	14	220	56
Comprehensive income (loss)	3,160	(1,950)	10,456	6,540
Less: net (gain) loss attributable to noncontrolling interest	77	66	(1,948)	267
Foreign currency translation adjustments attributable to noncontrolling interest	(23)	(2)	(42)	(10)
Total comprehensive income (loss) attributable to BBX Capital Corporation	$3,214	(1,886)	8,466	6,797

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 - UNAUDITED

				Accumulated
		Additional		Other	BBX Capital	Non-
	Common	Paid-in	(Accumulated	Comprehensive	Corporation	Controlling	Total
(In thousands)	Stock	Capital	Deficit)	Income	Equity	Interest	Equity
BALANCE, DECEMBER 31, 2013	$160	345,300	(43,091)	13	302,382	1,184	303,566
Net income	-	-	6,751	-	6,751	(267)	6,484
Noncontrolling interest distributions	-	-	-	-	-	(157)	(157)
Noncontrolling interest contributions	-	-	-	-	-	574	574
Other comprehensive income	-	-	-	46	46	10	56
Repurchase and retirement of Class A
common shares	(1)	(2,020)	-	-	(2,021)	-	(2,021)
Share-based compensation expense	3	2,495	-	-	2,498	-	2,498
BALANCE, SEPTEMBER 30, 2014	$162	345,775	(36,340)	59	309,656	1,344	311,000

BALANCE, DECEMBER 31, 2014	$162	347,937	(38,396)	85	309,788	1,492	311,280
Net income	-	-	8,288	-	8,288	1,948	10,236
Other comprehensive income	-	-	-	178	178	42	220
Noncontrolling interest distributions	-	-	-	-	-	(2,268)	(2,268)
Repurchase and retirement of Class A
common shares	(2)	(2,527)	-	-	(2,529)	-	(2,529)
Share based compensation expense	4	3,827	-	-	3,831	-	3,831
BALANCE, SEPTEMBER 30, 2015	$164	349,237	(30,108)	263	319,556	1,214	320,770

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Nine Months
	Ended September 30,
(In thousands)	2015	2014
Net cash (used in) provided by operating activities	$(13,211)	6,543
Investing activities:
Proceeds from redemption and maturities of tax certificates	188	549
Repayments of loans receivable, net	27,035	34,942
Proceeds from the sales of loans receivable	89	9,497
Improvements to real estate held-for-investment	(15,692)	(1,128)
Purchases of real estate held-for-sale	(10,667)	-
Proceeds from sales of real estate held-for-sale	35,770	21,662
Proceeds from the contribution of real estate to unconsolidated real estate joint ventures	-	6,966
Purchases of properties and equipment	(2,292)	(525)
Proceeds from sales of properties and equipment	314	53
Investments in unconsolidated real estate joint ventures	(2,690)	(4,431)
Increase in restricted cash and time deposits at financial institutions	(2,649)	-
Investment in Woodbridge Holdings, LLC	(11,385)	-
Return of Woodbridge Holdings, LLC investment	14,781	1,359
Acquisitions of businesses, net of cash acquired	(10)	(4,499)
Net cash provided by investing activities	32,792	64,445
Financing activities:
Repayment of BB&T preferred interest in FAR, LLC	(12,348)	(54,346)
Proceeds from notes payable to related parties	-	859
Repayments of notes payable to related parties	(11,750)	(3,267)
Proceeds from notes payable	4,997	-
Repayment of notes payable	(1,112)	(849)
Payments for debt issuance costs	(48)	(316)
Noncontrolling interest contributions	-	574
Noncontrolling interest distributions	(2,268)	(157)
Net cash used in financing activities	(22,529)	(57,502)
(Decrease)increase in cash and cash equivalents	(2,948)	13,486
Cash and cash equivalents at the beginning of period	58,819	43,138
Cash and cash equivalents at end of period	$55,871	56,624
Cash paid for:
Interest paid	$915	1,739
Income taxes	49	-
Supplementary disclosure of non-cash investing and
financing activities:
Retirement of Class A Common Stock in connection with share based compensation withholding tax obligation	2,529	2,021
Loans and tax certificates transferred to real estate held-for-investment or real estate held-for-sale	2,987	20,450
Refinance of notes payable to related parties	-	(7,475)
Increase in notes payable associated with refinance of notes payable to related parties	-	7,475
Issuance of notes payable to purchase properties and equipment	-	21
Real estate held-for-investment transferred to investment in real estate joint ventures	-	1,920
Transfer from real estate-held-for-investment to real estate-held-for-sale	38,707	26,730
Loans receivable transferred to loans held-for-sale	-	2,299
Fair value of net assets acquired in connection with business acquisitions	1,683	7,045
Issuance of notes payable to acquire businesses	(1,389)	(714)
Change in accumulated other comprehensive income	220	56

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

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

BankAtlantic also contributed to FAR certain performing and non-performing loans, tax certificates and real estate that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million as of July 31, 2012.  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to the Company.  At the closing of the BB&T Transaction, the Company transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of the Company’s $285.4 million in principal amount of outstanding trust preferred securities (“TruPS”) obligations. The Company retained the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company agreement of FAR entered into by the Company and BB&T at the closing, BB&T was entitled to hold its 95% preferred interest in the net cash flows of FAR until it recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount.  On May 6, 2015, BB&T’s preferred interest in FAR was repaid in full and redeemed and FAR became a wholly-owned subsidiary of the Company.

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

In December 2013, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), a wholly-owned subsidiary of BBX Capital, acquired the outstanding equity interests in Hoffman’s Chocolates and its subsidiaries Boca Bons, LLC and S&F Good Fortunes, LLC (collectively, “Hoffman’s”).  Hoffman’s is a manufacturer of gourmet chocolates, with retail locations in South Florida. In January 2014, BBX Sweet Holdings acquired Williams and Bennett, a Florida based manufacturer of quality chocolate products.  In July 2014, BBX Sweet Holdings acquired Jer’s Chocolates, a California based distributor of peanut butter chocolate products, and Helen Grace Chocolates, a California based manufacturer of premium chocolate confections, chocolate bars, chocolate candies and truffles.  In October 2014, BBX Sweet Holdings acquired Anastasia Confections Inc. (“Anastasia”), an Orlando, Florida based manufacturer of gourmet candy and chocolate gift products.  In April 2015, BBX Sweet Holdings acquired the assets of Kencraft Confections, LLC (“Kencraft”).  Kencraft is a Utah based manufacturer of hard candies, including lollipops, candy cones, sugar Easter eggs, and icing decorations.  Business combination disclosures required by Topic 805-10-50 for the Kencraft asset acquisition were not included in the Company’s notes to the consolidated financial statements as the Kencraft asset acquisition was not considered material to the Company’s Consolidated Financial Statements.  The Company recognized a $284,000 bargain gain from the acquisition of Kencraft and incurred $159,000 of acquisition related costs.  Additionally, the Company recognized net taxable temporary

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

differences from the Kencraft acquisition resulting from the recording for financial statement purposes of identifiable intangible assets in excess of amounts recognized for tax purposes.  As a consequence of recognizing net taxable temporary differences from the Kencraft acquisition, the Company reduced its deferred tax valuation allowance and recognized a $75,000 benefit for income taxes.

The Company obtained additional information in connection with the BBX Sweet Holdings 2014 acquisitions resulting in an increase in taxable temporary differences.  As a consequence, the Company reduced its deferred tax asset valuation allowance recognizing a $224,000 benefit for income taxes during the nine months ended September 30, 2015 with a corresponding increase in goodwill.

On April 30, 2015, BFC purchased 4,771,221 shares of BBX Capital’s Class A common stock through a tender offer and in September 2015, BFC purchased an additional 221,821 shares of BBX Capital’s Class A common stock from its executive officers upon the vesting of restricted stock units.  These share acquisitions increased BFC’s ownership percentage at September 30, 2015 to approximately 81% of the issued and outstanding shares of BBX Capital’s Class A common stock, which together with the shares of BBX Capital’s Class B common stock owned by BFC, represented an approximate 81% equity interest and 90% voting interest in BBX Capital.

BBX Capital has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. The percentage of total common equity represented by Class A and Class B common stock was 99% and 1%, respectively, at September  30, 2015.  The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 97,523 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis at any time at BFC’s discretion.

In September 2015, the Company’s Compensation Committee of the Board of Directors’ granted 419,492 of restricted Class A common stock units to its executive officers under the Company’s 2014 Stock Incentive Plan.  These restricted Class A common shares had a $6.5 million fair value on the grant date and vest ratably in annual installments over 4 years beginning in October.  The Company recognizes the compensation costs based on the straight-line method over the vesting period.

On September 30, 2015, 381,622 shares of restricted Class A common stock units granted to executive officers in September 2012 and September 2014 vested.  The Company repurchased and retired 159,801 shares of the executive officers’ Class A common stock to satisfy the $2.5 million withholding tax obligations associated with the vesting of these shares in connection with these grants.

All significant inter-company balances and transactions have been eliminated in consolidation.  As used in each case in this document, the term “fair value” is an estimate of fair value as discussed herein.

In management's opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of the Company's condensed consolidated statement of financial condition at September  30, 2015, the condensed consolidated statements of operations and condensed consolidated statements of comprehensive income for the three and nine months ended September  30, 2015 and 2014, and the condensed consolidated statements of total equity and statements of cash flows for the nine months ended September  30, 2015 and 2014.  The results of operations for the three and nine months ended September  30, 2015 are not necessarily indicative of results of operations that may be expected for the subsequent interim period during 2015 or for the year ended December 31, 2015.  The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Certain amounts for prior periods have been reclassified to conform to the revised financial statement presentation for 2015.

Basic earnings per share excludes dilution and is computed by dividing net income attributable to the Company by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common shares were exercised or restricted stock units of the Company were to vest. In calculating diluted earnings per share, net income attributable to the Company is divided by the weighted average number of common shares. Options and restricted stock units are included in the weighted average number of common shares outstanding based on the treasury stock method, if dilutive, respectively.  During the three and nine months ended September  30, 2015, options to acquire 10,323 shares of Class A common stock were anti-dilutive.  During each of the three

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

and nine months ended September  30, 2014, options to acquire 15,481 shares of Class A common stock were anti-dilutive.  During the three months ended September 30, 2014 995,202 outstanding restricted Class A common stock were anti-dilutive.

New Accounting Pronouncements:

The FASB has issued the following accounting pronouncements and guidance relevant to the Company’s operations during 2015 (See the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for accounting pronouncements issued prior to March 16, 2015 relevant to the Company’s operations):

Accounting Standards Update Number 2015-16 –– Business Combinations (Topic 805) – Simplifying the Accounting Measurement-Period Adjustments.  This update requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The acquirer is required to record, in the same period’s financial statements, the effect on earnings, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The update requires that the acquirer disclose in the notes or on the face of the income statement the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  This update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update Number 2015-15 –– Interest – Imputation of Interest (Topic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  This update amends ASU 2015-03 and permits presentation of debt issuance costs on line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  This update was effective upon the issuance of the standard and may be applied prospectively.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update Number 2015-11 –– Inventory (Topic 330) – Simplifying the Measurement of Inventory. This update requires that an entity should measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.   The update was intended to more clearly articulate the requirements for the measurement and disclosure of inventory and not to change current practices.   The update is effective for annual and interim reporting periods beginning after December 15, 2016.  The update should be applied prospectively with early application permitted at the beginning of an interim or annual reporting period.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update Number 2015-05 –– Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.    The standard is effective for annual and interim reporting periods beginning after December 15, 2015.  Early application is permitted.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update Number 2015-03 –– Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  This update requires that debt issuance costs related to a recognized debt liability be presented in the Statement of Financial Condition as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The standard is effective for annual and interim reporting periods beginning after December 15, 2015.  Early application is permitted.  The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

Accounting Standards Update Number 2014-09 – Revenue from Contracts with Customers – (Topic 606).  Accounting Standards Update Number 2014-09 –  Revenue Recognition (Topic 606): Revenue from Contracts with Customers. This guidance is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach.  It also requires disclosures designed to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

This accounting guidance update will replace most existing revenue recognition guidance in GAAP.  The standard was effective for annual and interim reporting periods beginning after December 15, 2016.  AU 2015-14 deferred the effective date of this update for all entities by one year.   Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Company is currently evaluating the requirements of this update and has not yet determined the impact it may have on the Company's consolidated financial statements.

2.    Investment in Woodbridge Holdings, LLC

On April 2, 2013, BBX Capital invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The investment was made in connection with Woodbridge’s acquisition on April 2, 2013 of the publicly held shares of Bluegreen. BFC holds the remaining 54% of Woodbridge’s outstanding equity interests and is the majority member of Woodbridge. Since BFC is the majority owner of Woodbridge, the Company’s investment in Woodbridge is accounted for under the equity method.  The Company’s investment in Woodbridge consisted of $60.4 million in cash (including $0.4 million in transaction costs) and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million. In connection with the Company’s investment in Woodbridge, the Company and BFC entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth the Company’s and BFC’s respective rights as members of Woodbridge and provides, among other things, for unanimity on certain specified “major decisions” and for distributions to be made on a pro rata basis in accordance with the Company’s and BFC’s percentage equity interests in Woodbridge.

On June 5, 2015, the parties in the action brought by Bluegreen’s former public shareholders against Bluegreen, the directors of Bluegreen, BFC, Woodbridge, certain directors and officers of BFC and others, challenging the terms of the merger pursuant to which Bluegreen merged into a wholly owned subsidiary of Woodbridge and Bluegreen’s shareholders (other than Woodbridge) were paid $10.00 in cash for each share of Bluegreen’s common stock that they held immediately prior to the effective time of the merger, agreed to a settlement of the litigation.  Pursuant to the settlement, which was finalized during September 2015, Woodbridge paid $36.5 million into a settlement fund for the benefit of former shareholders of Bluegreen whose shares were acquired in connection with the transaction.  BBX Capital repaid in full its $11.75 million promissory note to Woodbridge and BFC and BBX Capital made additional capital contributions to Woodbridge of $13.4 million and $11.4 million, respectively (based on their respective 54% and 46% ownership interests in Woodbridge), to fund the settlement payment.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following is activity related to BBX Capital’s investment in Woodbridge, which is accounted for under the equity method, for the three and nine months ended September 30, 2015 and September 30, 2014, respectively (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Investment in Woodbridge - beginning of period	$62,496	78,057	73,026	78,573
Additional investment in Woodbridge	11,385	-	11,385	-
Equity earnings in Woodbridge	10,306	7,635	5,941	21,965
Dividends received from Woodbridge	(14,557)	(8,478)	(20,722)	(23,324)
Investment in Woodbridge - end of period	$69,630	77,214	69,630	77,214

The condensed Statements of Financial Condition as of the dates indicated of Woodbridge were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Assets
Cash and restricted cash	$170,291	240,427
Notes receivable, net	416,292	424,267
Notes receivable from related parties	80,000	11,750
Inventory of real estate	214,912	194,713
Properties and equipment, net	71,578	72,319
Intangible assets	62,034	63,913
Other assets	75,080	53,158
Total assets	$1,090,187	1,060,547
Liabilities and Equity
Accounts payable, accrued liabilities and other	$118,179	114,263
Deferred tax liabilities, net	126,185	92,609
Notes payable	494,865	502,465
Junior subordinated debentures	151,747	150,038
Total liabilities	890,976	859,375
Total Woodbridge members' equity	150,536	157,920
Noncontrolling interest	48,675	43,252
Total equity	199,211	201,172
Total liabilities and equity	$1,090,187	1,060,547

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The condensed Statements of Operations of Woodbridge were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total revenues	$175,861	163,273	458,365	443,810
Total costs and expenses (1)	135,766	132,263	405,811	357,401
Other income	1,089	483	3,278	1,860
Income from continuing operations before taxes	41,184	31,493	55,832	88,269
Less: Provision for income taxes	15,048	11,136	33,575	31,722
Net income	26,136	20,357	22,257	56,547
Net income attributable to noncontrolling interest	(3,732)	(3,759)	(9,343)	(8,797)
Net income attributable to Woodbridge	22,404	16,598	12,914	47,750
BBX Capital 46% equity earnings in Woodbridge	$10,306	7,635	5,941	21,965

(1) Included in costs and expenses for the nine months ended September 30, 2015 was a $36.5 million settlement of the Bluegreen shareholder litigation associated with Woodbridge’s acquisition of Bluegreen’s publicly held shares in April 2013.

3.  Consolidated Variable Interest Entities

FAR

BB&T’s preferred equity interest in FAR, which was represented by FAR’s Class A units, entitled it to a $285.0 million preference amount plus the related priority return. Based on FAR’s amended and restated limited liability company agreement, FAR was required to make distributions quarterly or more frequently as approved by FAR’s Board of Managers, of excess cash flows from its operations and the orderly disposition of its assets to redeem the preferred membership interests. As such, the Class A units previously were considered mandatorily redeemable and were reflected as debt obligations in the Company’s Consolidated Statement of Financial Condition at December 31, 2014 and the priority return was considered interest expense in the Company’s Consolidated Statements of Operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The carrying amount of the assets and liabilities of FAR and the classification of these assets and liabilities in the Company’s Statement of Financial Condition at December 31, 2014 was as follows (in thousands):

December 31,
2014
Cash and cash equivalents	$4,976
Restricted cash	-
Loans held-for-sale	35,423
Loans receivable, net	18,972
Real estate held-for-investment	19,129
Real estate held-for-sale	13,745
Properties and equipment, net	7,561
Other assets	638
Total assets	$100,444
BB&T preferred interest in FAR, LLC	$12,348
Principal and interest advances on residential loans	11,171
Other liabilities	1,315
Total liabilities	$24,834

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

During 2015, the zoning district surrounding this property was changed to permit up to 15 stories in building height from 4 stories in building height.  In May 2015, the North Flagler joint venture purchased the 4.5 acre parcel for $10.8 million and on the same day sold the property to a third party developer for $20.0 million.  Included in the Company’s Statements of Operation in net gains on sales of assets for the nine months ended September 30, 2015 was a $7.8 million gain on the property sale.  Net sales proceeds in the amount of $2.3 million were distributed to the noncontrolling member.  In October 2015, the JRG/BBX Development joint venture was liquidated and the remaining net assets were distributed to the members.

The carrying amount of the remaining assets and liabilities of North Flagler and the classification of these assets and liabilities in the Company’s Statements of Financial Condition was as follows (in thousands):

	September 30,	December 31,
	2015	2014
Cash and cash equivalents	$98	17
Real estate held-for-investment	-	816
Other assets	13	379
Total assets	$111	1,212
Other liabilities	$7	116
Noncontrolling interest	$16	132

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

4.  Investments in Unconsolidated Real Estate Joint Ventures

The Company had the following investments in unconsolidated real estate joint ventures (in thousands):

	September 30,	December 31,
	2015	2014
Altis at Kendall Square, LLC	$1,247	1,264
Altis at Lakeline - Austin Investors LLC	5,151	5,000
New Urban/BBX Development, LLC	930	996
Sunrise and Bayview Partners, LLC	1,602	1,723
Hialeah Communities, LLC	4,793	5,091
PGA Design Center Holdings, LLC	1,900	1,991
CCB Miramar, LLC	875	-
BBX Centra, LLC	739	-
Investments in unconsolidated real estate joint ventures	$17,237	16,065

The amount of interest capitalized in investments in unconsolidated real estate joint ventures associated with joint venture real estate development activities for the three and nine months ended September 30, 2015 was $131,000 and $359,000, respectively.  There was no interest capitalized in investments in unconsolidated real estate joint ventures for the three and nine months ended September 30, 2014.

The condensed Statements of Operations for the three and nine months ended September 30, 2015 and 2014 for all the above listed equity method joint ventures in the aggregate was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total revenues	$1,051	254	2,088	481
Total costs and expenses	(1,075)	(758)	(3,463)	(1,128)
Net loss	$(24)	(504)	(1,375)	(647)

Information regarding the Company’s investments in unconsolidated real estate joint ventures entered into during the nine months ended September 30, 2015 are listed below.  See Note 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 for information on investments in the Company’s other unconsolidated real estate joint ventures entered into before December 31, 2014.

CCB Miramar, LLC

In May 2015, the Company entered into a joint venture agreement with two separate unaffiliated developers for the acquisition of real estate in Miramar, Florida to construct single-family homes.  BBX Capital contributed $875,000 for a 35% interest in the joint venture and one of the developers contributed to the joint venture a contract to purchase the real estate. The purchase of the real estate is subject to certain closing conditions, including receipt of all necessary entitlements and completion of due diligence by the joint venture.

BBX Centra, LLC

In August 2015, BBX Capital and other investors invested in a joint venture with a developer for the development and sale of 89 townhomes in Pembroke Pines, Florida.  BBX Capital contributed $750,000 and is entitled to receive 7.143% of the joint venture distributions until a 12% return on its investment has been attained and then BBX Capital will be entitled to 3.175% of the joint venture distributions thereafter.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

5.  Loans Held-for-Sale

Loans held-for-sale were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Residential	$22,126	27,331
Second-lien consumer	-	2,351
Small business	-	5,741
Total loans held-for-sale	$22,126	35,423

Loans held-for-sale are reported at the lower of cost or fair value.  The Company transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  The Company transfers loans previously held-for-sale to loans held-for-investment at the lower of cost or fair value on the transfer date.  In June 2015, the Company transferred its small business, residential and second-lien consumer loans from loans held-for-sale to loans held-for-investment based on its decision to hold these loans for the foreseeable future as a result of the recent appreciation of real estate values and the forecasted improving economic environment.  As a consequence, $2.4 million, $70,000 and $4.9 million of second-lien consumer, residential and small business loans, respectively, were transferred from loans held-for-sale to loans receivable measured at the lower of cost or fair value on the transfer date.  Any difference between the carrying amount of the loan and its outstanding principal balance was recognized as a discount. Such loans are included in loans receivable, net of the discount on the statement of financial condition as of September 30, 2015.

As of September 30, 2015, foreclosure proceedings were in-process on $14.3 million of residential loans held for sale.

6.  Loans Receivable

The Company’s loans receivable portfolio consisted of the following components (in thousands):

	September 30,	December 31,
	2015	2014
Commercial non-real estate	$1,270	1,326
Commercial real estate	18,626	24,189
Small business	4,488	-
Consumer	3,247	2,306
Residential	69	-
Total loans, net of discount	27,700	27,821
Allowance for loan losses	-	(977)
Loans receivable -- net	$27,700	26,844

As of September  30, 2015, foreclosure proceedings were in-process on $1.2 million of consumer loans.

The total discount on loans receivable was $3.5 million and $0 as of September 30, 2015 and December 31, 2014, respectively.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The recorded investment (unpaid principal balance less charge-offs and discounts) of non-accrual loans receivable was (in thousands):

	September 30,	December 31,
Loan Class	2015	2014
Commercial non-real estate	$1,270	1,326
Commercial real estate	11,881	14,464
Small business	4,488	-
Consumer	3,247	1,990
Residential	69	-
Total nonaccrual loans	$20,955	17,780

An age analysis of the past due recorded investment in loans receivable as of September 30, 2015 and December 31, 2014 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
September 30, 2015	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	940	1,270
Commercial real estate	-	-	3,986	3,986	14,640	18,626
Small business	26	-	-	26	4,462	4,488
Consumer	13	63	1,298	1,374	1,873	3,247
Residential	24	-	42	66	3	69
Total	$63	63	5,656	5,782	21,918	27,700

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2014	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	996	1,326
Commercial real estate	-	-	5,458	5,458	18,731	24,189
Consumer	-	227	1,703	1,930	376	2,306
Residential	-	-	-	-	-	-
Total	$-	227	7,491	7,718	20,103	27,821

(1)  The Company had no loans that were 90 days or more past due and still accruing interest as of September  30, 2015 and December 31, 2014.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The activity in the allowance for loan losses for the three and nine months ended September  30, 2015 and 2014 was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Allowance for Loan Losses:
Beginning balance	$172	1,881	977	2,713
Charge-offs :	(97)	(3,104)	(993)	(5,403)
Recoveries :	4,352	3,199	14,872	7,960
Provision:	(4,427)	656	(14,856)	(2,638)
Ending balance	$-	2,632	-	2,632
Ending balance individually evaluated for impairment	$-	1,607
Ending balance collectively evaluated for impairment	-	1,025
Total	$-	2,632
Loans receivable:
Ending balance individually evaluated for impairment	$14,475	19,302
Ending balance collectively evaluated for impairment	13,225	11,601
Total	$27,700	30,903
Proceeds from loan sales	$-	9,497	89	9,497
Transfer to loans held-for-sale	$-	2,299	-	2,299
Transfer from loans held-for-sale	$-	-	7,365	-

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

Impaired loans as of September 30, 2015 and December 31, 2014 were as follows (in thousands):

	As of September 30, 2015			As of December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

Total with allowance recorded	$-	-	-	735	1,664	735
Total with no allowance recorded	20,955	33,617	-	17,361	35,812	-
Total	$20,955	33,617	-	18,096	37,476	735

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2015 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015		September 30, 2015
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$-	-	45	3
Total with no allowance recorded	21,015	271	23,367	974
Total	$21,015	271	23,412	977

Average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2014 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014		September 30, 2014
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$4,908	46	2,255	85
Total with no allowance recorded	16,466	386	23,038	731
Total	$21,374	432	25,293	816

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

The Company had no commitments to lend additional funds on impaired loans as of September  30, 2015.

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

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of September 30,	As of December 31,
	2015	2014
Land	$49,626	33,505
Rental properties	18,538	1,748
Residential single-family	4,451	4,385
Other	24	2,095
Total held-for-sale	$72,639	41,733

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of September 30,	As of December 31,
	2015	2014
Land	$52,335	60,356
Rental properties	-	15,234
Other	1,165	962
Total held-for-investment	$53,500	76,552

The amount of interest capitalized in land held-for-investment associated with real estate development improvements for the three and nine months ended September 30, 2015 was $275,000 and $706,000, respectively. There was no interest capitalized in land held for development for the three and nine months ended September 30, 2014.

The following table presents the activity in real estate held-for-sale and held-for-investment for the three and nine months ended September 30, 2015 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015		September 30, 2015
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period, net	$38,626	83,974	41,733	76,552
Acquired through foreclosure	560	-	2,987	-
Transfers	35,135	(35,135)	38,707	(38,707)
Purchases	-	-	10,667	-
Improvements	-	4,910	-	16,398
Accumulated depreciation	-	(132)	-	(377)
Sales	(1,136)	-	(20,541)	-
Impairments, net	(546)	(117)	(914)	(366)
End of period, net	$72,639	53,500	72,639	53,500

The following table presents the activity in real estate held-for-sale and held-for-investment for the three and nine months ended September 30, 2014 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014		September 30, 2014
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period, net	$38,021	93,032	33,971	107,336
Acquired through foreclosure	2,621	4,600	4,351	16,099
Transfers	7,814	(7,814)	26,730	(26,730)
Purchases	2,313	-	2,313	-
Improvements	-	817	-	1,128
Accumulated depreciation	-	(134)	-	(346)
Sales	(2,334)	(11,613)	(18,722)	(16,413)
Impairments, net	(167)	(5,188)	(375)	(7,374)
End of period, net	$48,268	73,700	48,268	73,700

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the real estate held-for-sale valuation allowance activity for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2015	2014	2015	2014
Beginning of period	$2,532	2,369	2,940	4,818
Transfer to held-for-investment	-	-	(93)	-
Impairments, net (1)	546	167	844	372
Sales	(110)	(118)	(723)	(2,772)
End of period	$2,968	2,418	2,968	2,418
(1)	Tax certificate impairments are not included.

8.   Inventories

Inventories were as follows (in thousands):

	September 30,	December 31,
	2015	2014
Raw materials	$6,247	4,628
Paper goods and packaging materials	4,581	3,834
Finished goods	7,771	6,043
Total	$18,599	14,505

Inventories consisted of $8.7 million for Renin and $9.9 million for BBX Sweet Holdings as of September  30, 2015, and $8.6 million for Renin and $5.9 million for BBX Sweet Holdings as of December 31, 2014.  Included in the Company’s Statements of Operations as selling, general, and administrative expenses for the three and nine months ended September  30, 2015 were $1.4 million and $3.9 million, respectively, of costs associated with shipping goods to customers.    Included in the Company’s Statements of Operations as selling, general, and administrative expenses for the three and nine months ended September  30, 2014 were $1.3 million and $3.7 million, respectively, of costs associated with shipping goods to customers.

9.  Notes Payable

The following notes payable were outstanding as of September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015		As of December 31, 2014

	Debt	Interest	Debt	Interest
	Balance	Rate	Balance	Rate
Wells Fargo Capital Finance	$8,003	various	8,028	various
Anastasia Note	7,305	5.00%	7,214	5.00%
Iberia Line of Credit	4,997	2.95%	-
Centennial Bank - Hoffman's	1,621	5.25%	1,645	5.25%
Centennial Bank - Kencraft	995	2.35%	-
Holdback notes	995	various	1,016	various
Other	16	0.90%	20	0.90%
Total Notes Payable	$23,932		17,923

As of September 30, 2015 and December 31, 2014, $200,000 and  $320,000 of unamortized discounts were included in total notes payable, respectively.

Renin is the obligor under the Wells Fargo Capital Finance term loan and revolving advance facility, which bears interest at the Bank Prime Interest Rate or the daily three month LIBOR Interest rate plus a margin specified in the credit

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

agreement ranging from 0.5% to 3.25%.  The loans are collateralized by all of Renin’s assets.  Renin was in compliance with the debt covenants of the loans as of September  30, 2015.

Repayment of the Anastasia note is guaranteed by BBX Capital and secured by the common stock of Anastasia.

On August 7, 2015, BBX Sweet Holdings entered into a Loan and Security Agreement and related agreements, with Iberiabank, which provides for borrowings by BBX Sweet Holdings of up to $5.0 million on a revolving basis.  Amounts borrowed under this facility accrue interest at a floating rate of thirty day LIBOR plus 2.75%.    Payments of interest only are payable monthly. The facility matures, and all outstanding principal and interest will be payable, on July 31, 2017, with one twelve month renewal option at BBX Sweet Holdings’ request, subject to satisfaction of certain conditions. The loan documents include a number of covenants, including financial covenants relating to BBX Sweet Holdings’ debt service coverage ratio.  The facility is secured by the assets of BBX Sweet Holdings and its subsidiaries and is guaranteed by BBX Capital.  BBX Sweet Holdings is using the proceeds of the facility for general corporate purposes.

In October 2014 Hoffman’s, a wholly-owned subsidiary of BBX Sweet Holdings, borrowed $1.7 million from Centennial Bank.  BBX Sweet Holdings and BBX Capital are guarantors of the note. The loan is collateralized by $2.1 million of properties and equipment.

In April 2015, a wholly-owned subsidiary of BBX Sweet Holdings borrowed $1.0 million from Centennial Bank in the form of a promissory note in order to partially fund the Kencraft asset acquisition.  The promissory note bears interest at 2.35% per annum and the principal balance is payable on April 1, 2017 or sooner upon demand.  Interest is payable monthly.  The promissory note is secured by a $1.0 million certificate of deposit and a blanket lien on the Kencraft assets acquired.  The $1.0 million time deposit account is included in “Restricted Cash” in the Company’s Consolidated Statement of Financial Condition as of September 30, 2015.  BBX Sweet Holdings was in compliance with the debt covenants of the loan as of September  30, 2015.

The Holdback Notes relate to purchase consideration payable in connection with the Hoffman’s, Williams and Bennett and Kencraft acquisitions.  The Hoffman’s and Williams and Bennett notes total $595,000, bear interest at interest rates ranging from 1.65% to 1.93% and mature on December 31, 2015.  The Kencraft $400,000 note bears interest at 6% per annum payable quarterly beginning on July 1, 2015 and matures on April 1, 2017.  The Holdback Notes serve as security for the sellers’ obligations under the respective purchase and sale agreements, including the sellers’ indemnity obligations and performance under each of the seller’s respective non-competition agreements and provide BBX Sweet Holdings with a set-off right.  BBX Capital is the guarantor on BBX Sweet Holdings’ Holdback Notes.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The table below shows the effect of these related party agreements and arrangements on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September  30, 2015 and 2014 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Other revenues	$105	111	300	330
Expenses:
Employee compensation and benefits	(328)	(152)	(809)	(367)
Other - back-office support	(74)	(60)	(157)	(145)
Net effect of affiliate transactions
before income taxes	$(297)	(101)	(666)	(182)

On October 30, 2013, Renin, which is owned 81% by the Company and 19% by BFC, was formed by the Company and BFC to complete the Renin Transaction. Bluegreen funded approximately $9.4 million of the Renin Transaction consideration in the form of a loan and revolver facility and the remaining funds necessary to complete the Renin Transaction were funded by BBX Capital and BFC pro rata in accordance with their percentage equity interests in Renin.  The Bluegreen loan was paid-in-full in June 2014 from the proceeds received from a financing with a financial institution and pro rata capital contributions to Renin from BBX Capital and BFC of $2.0 million and $0.5 million, respectively.  Renin recognized $0 and $307,000 of interest expense under the Bluegreen loan for the three months and nine months ended September  30, 2014, respectively.

As disclosed in Note 2, on April 2, 2013, the Company invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The investment was made in connection with Woodbridge’s acquisition of the publicly held shares of Bluegreen. BFC holds the remaining 54% of Woodbridge.  The Company contributed $60 million in cash and issued to Woodbridge an $11.75 million note payable in connection with the Company’s acquisition of its 46% equity interest in Woodbridge.  During the three month periods ended September  30, 2015 and 2014, the Company recognized $124,000 and $147,000, respectively, of interest expense in connection with the Woodbridge note payable. During the nine month periods ended September  30, 2015 and 2014, the Company recognized $420,000 and $441,000, respectively, of interest expense in connection with the Woodbridge note payable.     During September 2015, in connection with settlement of the Bluegreen shareholder litigation, the $11.75 million Woodbridge note payable was paid-in-full and BBX Capital made an additional investment in Woodbridge of $11.4 million.

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

The Company will be included in BFC’s consolidated federal tax return; however, income taxes will continue to be recognized by the Company on a separate return basis and any taxable income or loss will be settled with BFC under the tax allocation agreement discussed in the immediately preceding paragraph. The computation of taxable income or refunds, including the effects of AMT, is the same as if the Company was filing its federal tax return with the IRS.  As such, the Company will only consider its operations as sources of taxable income in determining the need for a deferred tax valuation allowance for its deferred tax assets.  As a consequence, the Company will continue to maintain a full deferred tax valuation allowance for its deferred tax assets.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

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

The Renin reportable segment consists of the activities of Renin. Total revenues for the Renin reportable segment include $5.7 million and $5.3 million of trade sales to two major customers and their affiliates for the three months ended September 30, 2015 and 2014, respectively.  Renin’s revenues generated outside of the United States totaled $5.5 million and $6.8 million for the three months ended September 30, 2015 and 2014, respectively.  Renin’s properties and equipment located outside the United States totaled $1.2 million and $1.6 million as of September 30, 2015 and December 31, 2014.  Total revenues for the Renin reportable segment include $18.6 million and $15.7 million of trade sales to two major customers and their affiliates for the nine months ended September 30, 2015 and 2014, respectively.  Renin’s revenues generated outside of the United States totaled $17.0 million and $20.1 million for the nine months ended September 30, 2015 and 2014, respectively.

The Sweet Holdings reportable segment consisted of the activities of Hoffman’s, Williams & Bennett, Jer’s, Helen Grace and Anastasia for the three and nine months ended September  30, 2015 and the activities of Kencraft for the three months ended September 30, 2015 and from April 1, 2015 through September 30, 2015.  The Sweet Holdings reportable segment consisted of the activities of Hoffman’s and Williams & Bennett for the three and nine months ended September  30, 2014 and the activities of Jer’s and Helen Grace from their respective dates of acquisition, July 1, 2014 and July 21, 2014, through September 30, 2014.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies.  Intersegment transactions are eliminated in consolidation.

During the three and nine months ended September  30, 2015, acquisition related costs of $1,000 and $215,000, respectively, incurred in connection with BBX Sweet Holdings’ acquisition activities were included in the results of operations of the BBX reportable segment in costs and expenses compared to $104,000 and $202,000 for the three and nine months ended September 30, 2014, respectively.

Depreciation and amortization consist of: depreciation on properties and equipment and amortization of leasehold improvements, intangible assets and deferred financing costs.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The Company evaluates segment performance based on segment net income after tax. The tables below provide segment information for the three and nine months ended September  30, 2015 and 2014 (in thousands)

				Reconciling
				Items and
			Sweet	Elimination
For the Three Months Ended:	BBX	Renin	Holdings	Entries		Total
September 30, 2015:
Revenues	$4,192	14,463	7,079	(199)		25,535
Costs and expenses	(12,471)	(14,597)	(10,005)	481	(1)	(36,592)
Foreign currency exchange loss	-	(236)	-	-		(236)
Recoveries from loan losses	4,427	-	-	-		4,427
Asset impairments	(274)	-	-	-		(274)
Equity earnings in unconsolidated companies	10,148	-	-	-		10,148
Segment income (loss) before income taxes	6,022	(370)	(2,926)	282		3,008
Provision (benefit) for income tax	48	(5)	(74)	-		(31)
Net income (loss)	$5,974	(365)	(2,852)	282		3,039
Total assets	$636,822	23,169	37,286	(306,622)		390,655
Equity method investments
included in total assets	$86,866	-	1	-		86,867
Expenditures for segment assets	$939	33	556	-		1,528
Depreciation and amortization	$283	147	446	-		876

(1)

Includes a reconciling item of $282,000 associated with capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment.

				Reconciling
				Items and
			Sweet	Elimination		Segment
For the Nine Months Ended:	BBX	Renin	Holdings	Entries		Total
September 30, 2015:
Revenues	$25,658	43,419	17,241	(459)		85,859
Costs and expenses	(31,203)	(43,814)	(22,967)	1,103	(1)	(96,881)
Foreign currency exchange loss	-	(635)	-	-		(635)
Recoveries from loan losses	14,857	-	(1)	-		14,856
Asset recoveries	1,599	-	-	-		1,599
Equity earnings in unconsolidated companies	5,188	-	-	-		5,188
Segment income (loss) before income taxes	16,099	(1,030)	(5,727)	644		9,986
Provision (benefit) for income tax	53	(5)	(298)	-		(250)
Net income (loss)	$16,046	(1,025)	(5,429)	644		10,236
Expenditures for segment assets	$968	67	1,146	-		2,181
Depreciation and amortization	$824	447	1,335	-		2,606

(1)  Includes a reconciling item of $644,000 associated with capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

				Adjusting
				and
			Sweet	Elimination	Segment
For the Three Months Ended:	BBX	Renin	Holdings	Entries	Total
September 30, 2014:
Revenues	$4,248	14,873	2,986	(201)	21,906
Costs and expenses	(8,104)	(14,896)	(1,600)	201	(24,399)
Foreign currency exchange loss	-	(319)	-	-	(319)
Recoveries from loan losses	(656)	-	-	-	(656)
Asset impairments	(5,926)	-	-	-	(5,926)
Equity earnings in unconsolidated companies	7,430	-	-	-	7,430
Segment income (loss) before income taxes	(3,008)	(342)	1,386	-	(1,964)
Provision for income tax	-	-	-	-	-
Net income (loss)	$(3,008)	(342)	1,386	-	(1,964)
Total assets	$643,835	23,647	16,548	(301,955)	382,075
Equity method investments included in
total assets	$86,921	-	-	-	86,921
Expenditures for segment assets	$8	12	163	-	183
Depreciation and amortization	$269	221	179	-	669

				Adjusting and
			Sweet	Elimination	Segment
For the Nine Months Ended:	BBX	Renin	Holdings	Entries	Total
September 30, 2014:
Revenues	$15,755	43,161	6,777	(321)	65,372
Costs and expenses	(26,305)	(44,069)	(5,559)	321	(75,612)
Foreign currency exchange loss	-	(485)	-	-	(485)
Recoveries from loan losses	2,638	-	-	-	2,638
Asset impairments	(7,151)	-	-	-	(7,151)
Equity earnings in unconsolidated companies	21,728	-	-	-	21,728
Segment income (loss) before income taxes	6,665	(1,393)	1,218	-	6,490
Provision for income tax	-	6	-	-	6
Net income (loss)	$6,665	(1,399)	1,218	-	6,484
Expenditures for segment assets	$264	77	184	-	525
Depreciation and amortization	$731	502	412	-	1,645

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

12.  Fair Value Measurement

There were no assets or liabilities measured at fair value on a recurring basis in the Company’s financial statements as of September 30, 2015 and December 31, 2014.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2015 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Nine
	September 30,	Assets	Inputs	Inputs	Months Ended
Description	2015	(Level 1)	(Level 2)	(Level 3)	September 30, 2015
Loans measured for
impairment using the fair value
of the underlying collateral	$186	-	-	186	120
Impaired real estate held-for-sale
and held-for-investment	1,612	-	-	1,612	1,046
Impaired loans held-for-sale	4,759			4,759	207
Total	$6,557	-	-	6,557	1,373

(1)	Total impairments represent the amount of losses recognized during the nine months ended September 30, 2015 on assets that were held and measured at fair value as of September 30, 2015.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of September 30, 2015	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value		Fair Value of	Discount Rates and Appraised
of the underlying collateral	$186	Collateral	Value less Cost to Sell	$0.3 million
Impaired real estate held-for-sale		Fair Value of	Discount Rates and Appraised
and held-for-investment	1,612	Property	Value less Cost to Sell	$0.4 - $0.7 million ($0.5 million)
Impaired loans held-for-sale	4,759	Fair Value of Collateral	Discount Rates and Appraised Value less Cost to Sell	$0.1 - $0.5 million ($0.2 million)
Total	$6,557

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2014 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Nine
	September 30,	Assets	Inputs	Inputs	Months Ended
Description	2014	(Level 1)	(Level 2)	(Level 3)	September 30, 2014
Loans measured for
impairment using the fair value
of the underlying collateral	$2,769	-	-	2,769	1,993
Impaired real estate held-for-sale
and held-for-investment	25,558	-	-	25,558	7,615
Impaired loans held-for-sale	8,374	-	-	8,374	3,286
Total	$36,701	-	-	36,701	12,894

(1) Total impairments represent the amount of losses recognized during the nine months ended September  30, 2014 on assets that were held and measured at fair value as of September 30, 2014.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of September 30, 2014	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value		Fair Value of	Discount Rates and Appraised
of the underlying collateral	$2,769	Collateral	Value less Cost to Sell	$0.1 - $2.7 million ($0.6 million)
Impaired real estate held-for-sale		Fair Value of	Discount Rates and Appraised
and held-for-investment	25,558	Property	Value less Cost to Sell	$0.1 - $9.0 million ($3.2 million)
		Fair Value of	Discount Rates and Appraised
Impaired loans held-for-sale	8,374	Collateral	Value less Cost to Sell	$0.1 -$1.8 million ($0.3 million)
Total	$36,701

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

There were no material liabilities measured at fair value on a non-recurring basis in the Company’s financial statements as of September 30, 2015 and December 31, 2014.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discount rates and foreclosure time frames and exposure periods.

Real Estate Held-for-Sale and Held-for-Investment

Real estate is generally valued using third party appraisals or broker price opinions. These appraisals generally use the market or income approach valuation techniques and use market observable data to formulate an estimate of the fair value of the properties.  The market observable data typically consists of comparable property sales, rent rolls, market capitalization rates on income producing properties and risk adjusted discount rates.  The above inputs are considered Level 3 inputs as the appraiser uses professional judgement in the calculation of the fair value of the properties.

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

The following table presents the fair value of the Company’s financial instruments as of September 30, 2015:

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	September 30,	September 30,	Assets	Inputs	Inputs
Description	2015	2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$55,871	55,871	55,871	-	-
Loans receivable including loans held-for-sale, net	49,826	55,793	-	-	55,793
Restricted cash and time deposits at financial institutions	2,649	2,649	2,649	-	-
Financial liabilities:
Notes payable	23,932	24,430	-	-	24,430
Principal and interest advances on residential loans	11,042	9,964	-	-	9,964

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the fair value of the Company’s financial instruments as of December 31, 2014:

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	December 31,	December 31,	Assets	Inputs	Inputs
Description	2014	2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$58,819	58,819	58,819	-	-
Loans receivable including loans held-for-sale, net	62,267	73,423	-	-	73,423
Financial liabilities:
Notes payable	17,923	18,196	-	-	18,196
Note payable to Woodbridge	11,750	11,615			11,615
BB&T preferred interest in FAR	12,348	12,383	-	-	12,383
Principal and interest advances on residential loans	11,171	10,125	-	-	10,125

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

Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented by accruing and non-accruing categories.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

13.  Commitments and Contingencies

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

During the year ended December 31, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by a wholly-owned subsidiary of BBX Capital refinanced its land acquisition loan with a financial institution.  BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of September  30, 2015.

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

In March 2015, BBX Capital placed $1.3 million in a money market account with a financial institution in order to obtain an irrevocable letter of credit for a wholly-owned subsidiary of CAM.  The letter of credit was to guarantee payment to a third party upon the third party obtaining wetlands permits in connection with a potential development project.  The $1.3 million money market account is included in “Restricted Cash” in the Company’s Consolidated Statement of Financial Condition at September 30, 2015.

The Company and its consolidated subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities. Although the Company believes it has meritorious defenses in all current legal actions, the outcome of litigation and the ultimate resolution are uncertain and inherently difficult to predict.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The Company accrued $4.6 million for these matters as of September  30, 2015. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

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

The SEC sought a final judgment: (i) permanently barring Alan B. Levan from serving as an officer or director of any SEC reporting company; (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Alan B. Levan; and (iii) permanently restraining BBX Capital and Alan B. Levan from violating securities laws.  On September 24, 2015, the court entered a final judgment denying the SEC’s request for a permanent bar from Mr. Levan serving as an officer or director of any public company, but instead ordered Mr. Levan barred from serving as an officer or director of any public company for a period of two years commencing on December 23, 2015 (which is the date 90 days after the final judgment order was signed by the court).  The court also imposed monetary penalties against the Company in the amount of $4,550,000 and monetary penalties against Mr. Levan in the amount of $1,300,000.  The Company and Mr. Levan are appealing the final judgment to the Eleventh Circuit Court of Appeals, and on October 27, 2015, Mr. Levan filed a motion with the Eleventh Circuit Court of Appeals to stay the two year bar pending appeal of the court’s decision.  As a result of the court's decision, Mr. Levan will, unless the order is stayed by the appellate court, resign as Chairman and Chief Executive Officer of the Company, as Chairman, Chief Executive Officer and President of BFC, and as a director of the Company and BFC upon the commencement of the bar.

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

New Jersey Tax Sales Certificates Antitrust Litigation

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly owned subsidiary of CAM, among others as defendants.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs alleged that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction. BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs filed a Consolidated Amended Complaint on January 6, 2014.  While BBX Capital believed the claims to be without merit, BBX Capital reached an agreement to settle the action, subject to court approval. The settlement has been preliminarily approved by the court and the final approval hearing is currently scheduled for the second quarter of 2016.

14.  Subsequent Events

Subsequent events have been evaluated through November XX, 2015, the date of the filing of this document.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BBX Capital and its subsidiaries for the three and nine months ended September 30, 2015.

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and may include words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. We can give no assurance that such expectations will prove to be correct. Future results could differ materially as a result of a variety of risks and uncertainties, many of which are outside of the control of management. These risks and uncertainties include, but are not limited to, the impact of economic, competitive and other factors affecting the Company and its assets, including the impact of decreases in real estate values or high unemployment rates on our business generally, the value of our assets, the ability of our borrowers to service their obligations and the value of collateral securing our loans; the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in our allowance for loan losses; the impact of and expenses associated with litigation brought by the SEC, and the risk that our insurance carrier seeks to obtain reimbursement of the amounts it previously advanced to us in connection with the action and that the decision, verdict or remedy ordered by the court in the SEC action against the Company and Mr. Levan will not be stayed or reversed on appeal, adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on our activities; the risk that the assets retained by the Company in CAM and FAR may not be monetized at the values currently ascribed to them; and the risks associated with the impact of periodic valuation of our assets for impairment.  In addition, this document contains forward looking statements relating to the Company’s ability to successfully implement its currently anticipated business plans, which may not be realized as anticipated, if at all, and the Company’s current and anticipated investments in real estate developments, real estate joint ventures and operating businesses may not achieve the returns anticipated or may not be profitable, including the Company’s investment in Bluegreen (through Woodbridge), the BBX Sweet Holdings acquisitions of Hoffman’s, Williams & Bennett, Jer’s Chocolates, Helen Grace Chocolates, Anastasia Confections, Kencraft, Droga Chocolates, LLC (“Droga”) and the acquisition of Renin Corp. The Company’s investments in real estate developments, either directly or through joint ventures, will increase exposure to downturns in the real estate and housing markets and expose us to risks associated with real estate development activities, including risks associated with obtaining necessary zoning and entitlements, the risk that our joint venture partners may not fulfill their obligations, and the risk that the projects will not be developed as anticipated or be profitable.  The Company’s investment in Woodbridge, which owns Bluegreen Corporation, exposes the Company to the risks of Bluegreen’s business and its ability to pay dividends to Woodbridge and risks inherent in the vacation ownership industry, which risks are identified in BFC’s Annual Report on Form 10-K filed on March 16, 2015 with the SEC and available on the SEC’s website at www.sec.gov.  BBX Sweet Holdings acquisitions and the Company’s acquisition of Renin Corp. exposes us to the risks of their respective businesses, which includes the amount and terms of indebtedness associated with the acquisitions which may impact our financial condition and results of operations and limit our activities; the failure of the companies to meet financial covenants and that BBX Capital may be required to make further capital contributions or advances to the acquired companies; and the risk that Hoffman’s may not be able to open new retail locations as anticipated or in the time frame anticipated as well as the risk that the integration of these operating businesses may not be completed effectively or on a timely basis, and that the Company may not realize any anticipated benefits or profits from the transactions. Further, Renin’s operations expose us to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Great Britain Pound. Past performance and perceived trends may not be indicative of future results.  In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in reports filed by the Company with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company cautions that the foregoing factors are not exclusive.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of our financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the Condensed Consolidated Statements of Financial Condition and assumptions that affect the recognition of income and expenses on the Condensed Consolidated Statements of Operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, including the valuation of collateral dependent loans, the valuation of loans held-for-sale, the impairment of long-lived assets, including real estate held-for-sale and held-for-investment, the determination of lower of cost or market for inventories, the valuation of assets acquired and liabilities assumed in the acquisition of a business, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions and accounting for contingencies. The three accounting policies that we have identified as critical accounting policies are allowance for loan losses, inventory lower of cost or market determinations and impairment of long-lived assets. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

BBX Reportable Segment - The BBX reportable segment consists of the activities associated with managing the commercial loan portfolio, real estate properties and portfolio of charged off loans of the Company and its consolidated subsidiaries, including BBX Partners, CAM and FAR, the Company’s investment in Woodbridge and investments in real estate joint ventures.

Renin Reportable Segment – The Renin reportable segment consists of the activities of Renin Holdings, LLC and its subsidiaries (“Renin”).  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America. Renin is headquartered in Brampton, Ontario and has two manufacturing, assembly and distribution facilities located in Brampton, Ontario and Tupelo, Mississippi and a sales and distribution office in the United Kingdom.  BBX Capital owns 81% of Renin and BFC owns the remaining 19%.

Sweet Holdings Reportable Segment - The Sweet Holdings reportable segment consists of the activities of Hoffman’s, Jer’s, Williams & Bennett and Helen Grace for three and nine months ended September 30, 2014, and the activities of Hoffman’s, Williams & Bennett, Jer’s, Helen Grace, Anastasia, Kencraft and Droga for the three and nine months ended September 30, 2015.

In periods prior to June 30, 2015, FAR was reported as a separate business segment as its activities were restricted by FAR’s operating agreement to the monetization of FAR’s assets in order to repay BB&T’s preferred membership interest in FAR.  As a result of the redemption of BB&T’s preferred interest in FAR during May 2015, FAR activities are no longer restricted to the monetization of FAR’s assets.  As a consequence, management changed the Company’s internal reporting, combining the operations of FAR into BBX.  As a result of the changes in the internal reports, the FAR reportable segment was consolidated with the BBX reportable segment for all periods presented.

Income (loss) before provision for income taxes for each of the Company’s reportable segments was as follows (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2015	2014	Change	2015	2014	Change
BBX	$6,022	(3,008)	9,030	16,099	6,665	9,434
Renin	(370)	(342)	(28)	(1,030)	(1,393)	363
BBX Sweet Holdings	(2,926)	1,386	(4,312)	(5,727)	1,218	(6,945)
Reconciling item (1)	282	-	282	644	-	644
Income before provision
for income taxes	3,008	(1,964)	4,972	9,986	6,490	3,496
(Benefit) provision for income taxes	(31)	-	(31)	(250)	6	(256)
Net income (loss)	$3,039	(1,964)	5,003	10,236	6,484	3,752

(1)  Represents capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment.

Summary Results of Operations – BBX Reportable Segment

BBX segment’s income before provision for income taxes during the three months ended September 30, 2015 was $9.0 million higher than for the same 2014 period.  The improvement in income before provision for income taxes was primarily due to $2.7 million of higher equity earnings from Woodbridge, $5.1 million of increased recoveries from loan losses and $5.7 million of lower impairments on loans and real estate held-for-sale partially offset by $5.1 million of higher selling, general and administrative expenses.

The $2.7 million increase in equity earnings from Woodbridge for the three months ended September 30, 2015 compared to the same 2014 period resulted primarily from higher net income at Bluegreen.

 The $5.1 million of increased recoveries from loan losses for the three months ended September 30, 2015 compared to the same 2014 period reflect higher recoveries from commercial loan settlements and from the charged-off loan portfolio.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The $5.7 million of lower impairments on loans and real estate held-for-sale for the three months ended September 30, 2015 compared to the same 2014 resulted primarily from $5.2 million of impairments recognized during the 2014 quarter on two student housing facilities in Tallahassee, Florida.

The $5.1 million of higher selling, general and administrative expenses for the three months ended September 30, 2015 compared to the same 2014 quarter resulted primarily from an additional $3.6 million accrued liability associated with the civil penalty assessed in the final judgment entered in the SEC litigation as well as $1.1 million and $900,000 of higher compensation costs and professional fees, respectively. The increase in compensation costs resulted mainly from share-based compensation and bonuses.  The higher professional fees reflect increased legal costs associated with the SEC civil action and higher accounting and consulting expenses.

BBX segment’s income before provision for income taxes during the nine months ended September 30, 2015 was $9.4 million higher than for the same 2014 period.  The improvement in income before provision for income taxes was primarily due to $9.9 million of higher total revenues, $12.2 million of increased recoveries from loan losses and $8.8 million of lower impairments on loans and real estate held-for-sale partially offset by $16.0 million of lower equity earnings from Woodbridge and $8.1 million of higher selling, general and administrative expenses.

The $9.9 million increase in total revenues for the three months ended September 30, 2015 compared to the same 2014 quarter resulted primarily from $15.5 million of gains on the sale of two properties located in West Palm Beach, Florida.  One of the properties was acquired through foreclosure and the other property was purchased and sold by the JRG/BBX Development joint venture.  Gains on sale of assets for the nine months ended September 30, 2014 were $4.9 million associated with $2.5 million of gains on the sale of commercial real estate and the remaining gains from the sale of residential real estate and consumer loans.

The $16.0 million decline in the equity earnings from Woodbridge resulted primarily from Woodbridge’s payment of the $36.5 million in connection with the settlement of the litigation brought by Bluegreen’s former shareholders related to Woodbridge’s April 2013 acquisition of Bluegreen as described in further detail under “Liquidity and Capital Resources” below.  As BBX has a 46% ownership interest in Woodbridge, the $36.5 million liability reduced BBX’s equity earnings in Woodbridge by $16.8 million for nine months ended September 30, 2015.

Selling, general and administrative expenses increased $8.1 million during the nine months ended September 30, 2015 compared to the same 2014 period primarily from the items discussed above for the three months ended September 30, 2015. The higher professional fees for the nine months ended September 30, 2015 compared to the same 2014 period were mainly associated with the SEC civil action, expenses incurred by BBX in connection with BFC’s tender offer for shares of our Class A Common Stock and increased audit and tax service fees. Additionally, BBX did not receive any insurance reimbursements during the three and nine months ended September 30, 2015, and as discussed in Note 13 to the Company’s financial statements, BBX does not expect to receive any further insurance reimbursements with respect to the SEC action unless and until the coverage issue with our carrier is resolved in our favor. BBX received $1.6 million of insurance carrier reimbursements during the nine months ended September 30, 2014.

Summary Results of Operations – Renin Reportable Segment

The slight increase in Renin’s loss before income taxes for the three months ended September 30, 2015 compared to the same 2014 period resulted primarily from higher selling, general and administrative costs partially offset by an improved gross margin.

The increase in the Renin segment’s loss before income taxes of $363,000 for the nine months ended September 30, 2015 compared to the same 2014 period resulted primarily from higher selling, general and administrative expenses and foreign exchange losses partially offset by an improved gross margin and lower interest expense.

The improvement in the gross margin of $218,000 and $701,000 for the three and nine months ended September 30, 2015 compared to the same 2014 periods, respectively, reflects a greater proportion of trade sales of Renin’s higher margin hardware products, lower commodity prices and operational efficiencies achieved in the consolidation of manufacturing facilities in Canada in June 2014.

The lower interest expense of $254,000 for the nine months ended September 30, 2015 compared to the same 2014 period resulted from the refinancing of Renin’s notes payable in June 2014.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The higher selling, general and administrative expenses of $329,000 and $442,000 for the three months and nine months ended September 30, 2015 compared to the same 2014 periods, respectively, resulted primarily from increased salaries and recruitment fees associated with the hiring of additional sales representatives and advertising expenditures for sales initiatives during the 2015 period as well as consulting fees paid relating to the product development cycle and efforts to improve manufacturing efficiencies. New members of Renin’s management include its CEO hired in June 2015 and a Vice President of Sales hired in September 2015.  Selling, general and administrative expenses during the three and nine months ended September 30, 2014 included costs incurred to consolidate the manufacturing facilities in Canada.

The higher foreign exchange (gains) losses of ($83,000) and $150,000 for the three and nine months ended September 30, 2015 compared to the same 2014 periods, respectively, resulted from valuation changes in the Canadian dollar compared to the U.S. dollar.

Summary Results of Operations – Sweet Holdings Reportable Segment

Revenues of the Sweet Holdings reportable segment are highly seasonal with approximately 40% of total revenues expected to be recognized in the fourth quarter. It is anticipated that the financial results of the Sweet Holdings reportable segment will vary significantly on a quarterly basis.

The increase in the Sweet Holdings segment’s loss before benefit for income taxes of $4.3 million and $6.9 million for the three and nine months ended September 30, 2015 compared to the same 2014 periods, respectively, resulted primarily from increases in selling, general and administrative expenses, inventory markdowns as well as lower acquisition bargain purchase gains partially offset by an increase in trade sales from acquisitions.

The higher selling, general and administrative expenses of $2.9 million and $7.3 million for the three and nine months ended September 30, 2015 compared to the same 2014 periods, respectively, reflect operating expenses associated with companies acquired and costs to integrate these companies as well as increased compensation expense for the hiring of new executives and consulting fees. Executives hired during the first quarter of 2015 included a President for BBX Sweet Holdings and a President for Hoffman’s. Also contributing to higher selling, general and administrative expenses were costs associated with relocating the Helen Grace California manufacturing facilities to Kencraft’s manufacturing facilities in Utah and costs associated with Hoffman’s retail store expansion initiatives.  Hoffman’s opened one retail location during the third quarter of 2014, two retail locations during the nine months ended September 30, 2015 and anticipates opening retail locations during the fourth quarter of 2015 and 2016.

The bargain purchase gain of $284,000 for the three and nine months ended September 30, 2015 was associated with the Kencraft acquisition and the bargain purchase gain of $1.8 million for the three and nine months ended September 30, 2014 was associated with the Helen Grace acquisition.

The gross margin was adversely affected for the three and nine months ended September 30, 2015 by a $600,000 markdown of inventory associated with the relocation of Helen Grace’s manufacturing facilities from California to Utah in September 2015.

Benefit for income taxes

The benefit for income taxes for the three and nine months ended September 30, 2015 resulted from acquisition re-measurement adjustments.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

BBX Reportable Segment

The BBX reportable segment had investments in the following real estate joint ventures as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Altis at Kendall Square, LLC	$1,247	1,264
Altis at Lakeline - Austin Investors LLC	5,151	5,000
New Urban/BBX Development, LLC	930	996
Sunrise and Bayview Partners, LLC	1,602	1,723
Hialeah Communities, LLC	4,793	5,091
PGA Design Center Holdings, LLC	1,900	1,991
CCB Miramar, LLC	875	-
BBX Centra, LLC	739	-
Investments in unconsolidated real estate joint ventures	$17,237	16,065
Investment in consolidated joint venture JRG/BBX Development, LLC	$88	964

Kendall Commons (Altis at Kendall Square, LLC)

In March 2013, the Company sold land to Altman Development (“Altman”), a third party real estate developer.  Altman is developing a multifamily rental community comprised of 12 three-story apartment buildings, one mixed-use building and one clubhouse totaling 321 apartment units.  The Company has invested in the project as one of a number of investors.  The first twelve buildings have been completed with the balance of the buildings expected to be completed in 2015.

Altis at Lakeline – Austin Investor, LLC

During the fourth quarter of 2014, the Company invested in a planned multi-family development by Altman, Altis at Lakeline.  Located on an approximate 23 acre parcel in the northwest area of Austin, Texas, Altis at Lakeline is planned as a gated community for 19, two and three story, residential apartment buildings with 354 apartment units, 38 enclosed garages, and a clubhouse.  Altis at Lakeline is planned to feature a mix of studio, one, two and three bedroom apartment homes.  The community is also planned to include a private resort style 5,500 square foot clubhouse.  Other planned amenities include a pool and spa, an outdoor activities pavilion with a sports bar and full demonstration kitchen, a full circuit fitness center, and kids’ play and study areas.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Hialeah Communities, LLC (Bonterra – CC Homes)

During the third quarter of 2014, the Company entered into a joint venture agreement with CC Homes- a Codina-Carr Company, to develop approximately 394 single-family homes in a portion of the newly proposed Bonterra Communities in Hialeah, Florida.  CC Homes serves as the developer and manager of the joint venture.    The project commenced land development activities in October 2015.

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

In May 2015, the joint venture sold the 4.5 acre parcel to a third party developer for $20.0 million and the Company sold the 2.7 acre parcel to the same developer for $11.0 million.  The joint venture acquired the 4.5 acre parcel immediately prior to closing the sale with the buyer. The Company recognized an aggregate $15.5 million gain on the sale of both parcels.

CCB Miramar, LLC

In May 2015, the Company entered into a joint venture with two developers for the acquisition of real estate to construct single-family homes.  The Company contributed $875,000 for a 35% interest in the joint venture and one of the developers contributed to the joint venture a contract to purchase the real estate. The purchase of the real estate is subject to closing conditions, including the receipt of all necessary entitlements and the completion of due diligence.

Centra Falls, LLC

In August 2015, the Company and other investors entered into a joint venture with a developer for the development and sale of 89 townhomes in Pembroke Pines, Florida.  BBX Capital contributed $750,000 for a 7.143% interest in the joint venture.  The project commenced construction and sales during the third quarter of 2015.  Closings are projected to begin in 2016.

We are currently engaged through the BBX reportable segment in entitlement and planning activities with respect to the development of the following properties that were obtained through foreclosure.

Gardens at Millenia

Gardens at Millenia consists of approximately 86 acres of land, including a 47 acre lake, located near the Mall at Millenia in a commercial center in Orlando, Florida.  The Company completed the development of the property to reclaim approximately 15 acres of the lake as additional developable property for a total of 54 developable acres.  The proposed plans for the 54 developable acres include 300,000 square feet of retail shopping center with multiple big-box and in-line tenants as well as two outparcel retail pads.  The approvals also provide for up to an additional 275,000 of square feet of retail commercial use but would require filling in additional 6 acres of lake.  An agreement to sell a portion of the land to a big-box retailer was entered into but remains subject to receipt of required governmental approvals.  In October 2015, the Company entered into a joint venture with a developer to develop approximately 11.42 acres of the site for retail use.  Current plans for approximately 11.8 acres of this site include nine retail apartment buildings totaling approximately 292

BBX CAPITAL CORPORATION AND SUBSIDIARIES

units, a clubhouse, lakeside pavilion, lakeside running trail, and a dog park. The Company is negotiating with a potential joint venture partner to develop the 11.8 acre parcel.

Bonterra Communities – (formerly Hialeah Communities)

Bonterra Communities is a proposed master-planned community anticipated to be built on approximately 128 acres of land. Once completed, Bonterra Communities is planned to have approximately 1,171 single-family homes, villas, town homes, and apartments, along with amenities including a clubhouse, fitness center, resort pool, parks, and a 15 acre lake.  The Bonterra community site is currently in the final stages of master-planning.  It is anticipated that the community will be divided into three parcels, which include:

1.

As discussed in the Bonterra - CC Homes joint venture discussion above, an approximate 59 acre parcel to be developed with approximately 394 single-family homes by a joint venture between BBX Capital and CC Homes- a Codina-Carr Company.

2.	An approximate 14 acre parcel owned by BBX, to be developed with approximately 314 rental apartment units. BBX plans to partner with a third party developer to develop this parcel.
3.

An approximate 55 acre parcel owned by BBX, to be developed with approximately 463 additional single-family homes, villas and townhomes.  The Company has a contract to sell this parcel, subject to the receipt of entitlements currently being sought by the purchaser and due diligence.

PGA Place

The Company owns land located in PGA Place, in the city of Palm Beach Gardens, Florida.  The property held by the PGA Design Center Holdings joint venture described above is adjacent to this property.  We believe this property presents a variety of development opportunities, some of which are currently in the planning stages and remain subject to receipt of governmental approvals. The Company is currently seeking governmental approvals for a 111 room limited-service suite hotel and approximately 190,000 square feet of office buildings on vacant tracts of land.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

BBX Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the BBX reportable segment for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2015	2014	Change	2015	2014	Change
Interest income	$2,802	1,186	1,616	5,811	4,360	1,451
Net (losses) gains on sales of assets	(145)	1,031	(1,176)	15,296	4,908	10,388
Income from real estate operations	851	1,509	(658)	2,790	4,475	(1,685)
Other revenues	684	522	162	1,761	2,012	(251)
Total revenues	4,192	4,248	(56)	25,658	15,755	9,903
BB&T's priority return in FAR distributions	-	111	(111)	72	694	(622)
Interest expense	-	148	(148)	-	669	(669)
Real estate operating expenses	1,003	1,436	(433)	3,048	4,926	(1,878)
Selling, general and administrative expenses	11,468	6,409	5,059	28,083	20,016	8,067
Total costs and expenses	12,471	8,104	4,367	31,203	26,305	4,898
Equity earnings in Woodbridge	10,306	7,635	2,671	5,941	21,965	(16,024)
Equity losses in unconsolidated joint ventures	(158)	(205)	47	(753)	(237)	(516)
Recoveries from (provision for) loan losses	4,427	(656)	5,083	14,857	2,638	12,219
Asset recoveries (impairments)	(274)	(5,926)	5,652	1,599	(7,151)	8,750
Income (loss) before income taxes	6,022	(3,008)	9,030	16,099	6,665	9,434
Provision for income taxes	48	-	48	53	-	53
BBX segment income (loss)	$5,974	(3,008)	8,982	16,046	6,665	9,381

Total Revenues

The increase in interest income during the three and nine months ended September 30, 2015 compared to the same 2014 periods resulted primarily from payoffs of non-accruing loans and higher loan interest income attributed to loans modified during the third and fourth quarter of 2014.  The higher interest income was partially offset by declining accruing loan balances resulting primarily from loan payoffs and sales. Included in interest income for the three and nine months ended September 30, 2015 was $82,000 and $187,000, respectively, of interest income recognized on advances to Sweet Holdings compared to $60,000 and $147,000 for the same 2014 periods, respectively.  The interest income from Sweet Holdings was eliminated in consolidation.

The losses on the sales of assets during the three months ended September 30, 2015 resulted primarily from the sale of residential properties.  The gain on the sale of assets during the three months ended September 30, 2014 resulted primarily from the sale of commercial real estate.

During the nine months ended September 30, 2015, two properties located in West Palm Beach, Florida were sold.  One of the properties, which was purchased by the JRG/BBX Development joint venture for $10.8 million, was sold to a third party developer for $20.0 million.  The other property, which had a $3.2 million carrying value at the date of sale, was acquired by BBX through foreclosure and sold for $11.0 million.  BBX recognized a gain of $15.5 million in the aggregate in connection with these two sales.

During the nine months ended September 30, 2014, a commercial real estate property was sold for a $2.5 million gain.  The remaining gains on the sales of assets resulted primarily from the sales of residential and consumer loans.

The lower income and expenses from real estate operations resulted primarily from sales of rental properties and one operating property during the fourth quarter of 2014.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Other revenues during the three and nine months ended September 30, 2015 consisted primarily of $388,000 and $1.0 million, respectively, of revenues from a public storage operating facility, office facilities revenues from BFC of $105,000 and $300,000, respectively, and Sweet Holdings management fees of $98,000 and $251,000, respectively.  The Sweet Holdings management fees were eliminated in consolidation.

Other revenues during the three and nine months ended September 30, 2014 consisted primarily of $251,000 and $836,000, respectively, of revenues from a public storage operating facility, office facilities revenues from BFC of $111,000 and $330,000, respectively, and Sweet Holdings management fees of $135,000 for the three and nine months ended September 30, 2015.  Also included in other revenues during the nine months ended September 30, 2014 was $600,000 of income associated with a foreclosed loan where the fair value of the real estate acquired through foreclosure was in excess of the contractual principal amount of the loan.

Total Costs and Expenses

The reduction in BB&T’s priority return in FAR distributions resulted from the repayment in full of BB&T’s preferred interest in FAR in May 2015.

Interest expense for the three and nine months ended September 30, 2015 was zero resulting from the capitalization of the BBX reportable segment interest expense of $282,000 and $644,000, respectively, in connection with real estate development and joint venture activities.  Interest expense for the three and nine months ended September 30, 2014 consisted of $147,000 and $441,000, respectively, of interest expense on the Woodbridge promissory note and $0 and $227,000, respectively, of interest expense recognized on the Florida Community Bank mortgage that was assumed by the Hialeah Communities joint venture in June 2014.

The $5.1 million increase in selling, general and administrative expenses for the three months ended September 30, 2015 compared to the same 2014 period resulted primarily from an additional $3.6 million accrued liability associated with the civil penalty assessed in the final judgment in the SEC action, $1.1 million and $900,000 of higher compensation costs and professional fees, respectively, partially offset by lower foreclosure expenses and Sweet Holdings’ acquisition related costs of $430,000 and $102,000, respectively. The increase in compensation expense resulted mainly from share-based compensation in connection with the issuance of restricted stock units and higher bonuses.  The increased professional fees resulted primarily from higher legal expenses associated with the SEC civil action and increased accounting and consulting services.  The decline in foreclosure expenses resulted primarily from a significant decrease in the number of loans in BBX’s loan portfolio. The lower acquisition related expenses were associated with the timing of BBX Sweet Holdings acquisition activities.

The $8.1 million increase in selling, general and administrative expenses during the nine months ended September 30, 2015 compared to the same 2014 period resulted primarily from the items discussed above for the three months ended September 30, 2015.  Compensation costs and professional fees increased by $2.6 million and $3.9 million, respectively.  These increases in expenses as well as the $3.6 million SEC civil penalty accrual were partially offset by $2.1 million of lower loan servicing fees and foreclosure expenses.

Provision/recoveries from loan losses

Recoveries for loan losses during the three and nine months ended September 30, 2015 resulted primarily from settlements on charged off commercial loans and recoveries from the charged off loan portfolio.  Recoveries from commercial loan settlements and the charged off loan portfolio for the three months ended September 30, 2015 were $3.4 million and $800,000 million, respectively. Recoveries from commercial loan settlements and the charged off loan portfolio for the nine months ended September 30, 2015 were $8.8 million and $3.8 million, respectively.

The provision for loan losses during the three months ended September 30, 2014 reflects $2.7 million of charge-offs associated with the transfer of performing second lien consumer loans to loans held-for-sale.  The consumer loan charge-offs were partially offset by commercial loan settlements and recoveries from the charged off loan portfolio of $1.9 million and $600,000, respectively.

 Recoveries from loan losses during the nine months ended September 30, 2014 included recoveries from commercial loan settlements and the charged off loan portfolio of $4.2 million and $1.6 million, respectively.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Asset Impairments

Asset impairments during the three months ended September 30, 2015 resulted primarily from valuation allowance adjustments of $660,000 on foreclosed commercial real estate properties resulting from updated valuations partially offset by recoveries associated with short sales and payoffs of residential loans held-for-sale.

Asset impairments during the three months ended September 30, 2014 resulted primarily from $5.2 million of impairments on two student housing rental facilities in Tallahassee, Florida and $600,000 of impairments on small business loans held-for-sale.

Asset recoveries during the nine months ended September 30, 2015 resulted primarily from recoveries of previously written down loans from short sales and payoffs of residential and small business loans held-for-sale partially offset by valuation allowance adjustments of $1.3 million on foreclosed real estate properties resulting from updated valuations.

Asset impairments during the nine months ended September 30, 2014 also included a $2.2 million valuation allowance adjustment on a student housing facility acquired through foreclosure.

Equity Earnings in Woodbridge

BBX recognized equity earnings in Woodbridge during the three and nine months ended September 30, 2015 of $10.3 million and $5.9 million, respectively, compared to $7.6 million and $22.0 million during the comparable 2014 periods.  The Woodbridge equity earnings for the nine months ended September 30, 2015 included a $36.5 million settlement of the litigation brought by Bluegreen’s former shareholders related to Woodbridge’s April 2013 acquisition of Bluegreen as described in further detail under “Liquidity and Capital Resources” below.  As BBX has a 46% ownership interest in Woodbridge, the $36.5 million liability reduced BBX’s equity earnings in Woodbridge by $16.8 million for the nine months ended September 30, 2015.  The remaining activity of Woodbridge for the three and nine months ended September 30, 2015 and 2014 consists primarily of the operations of Bluegreen.

Bluegreen’s net income was $27.0 million and $60.9 million for the three and nine months ended September 30, 2015, respectively, compared to $21.0 million and $58.5 million, respectively, during the comparable 2014 periods. The higher Bluegreen 2015 net income resulted primarily from increased sales of vacation ownership interests (“VOIs”) sold on behalf of third parties on a commission basis and higher commissions earned on these commission based sales during the 2015 periods.  The increase in VOIs commission based sales resulted primarily from an increase in the number of tours.  Bluegreen’s management believes that the increase in tours mainly resulted from efforts to expand marketing initiatives to new sales prospects as well as expanded marketing programs targeting existing owners.  The increase in sales was partially offset by higher selling and marketing expenses associated with these marketing initiatives.  Sales to existing owners generally involve lower marketing expenses than sales to new prospects.  Bluegreen expects to continue to increase its focus on sales to new prospects as well as the new program for owner sales and, as a result, sales and marketing expenses may continue to increase.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Renin Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Renin reportable segment for the three and nine months ended September  30, 2015 and 2014 (in thousands):

		For the Three Months			For the Nine Months
		Ended September 30,			Ended September 30,
		2015	2014	Change	2015	2014	Change
Trade sales		$14,463	14,873	(410)	43,419	43,161	258
Cost of goods sold		(10,606)	(11,234)	628	(32,312)	(32,755)	443
Gross margin		3,857	3,639	218	11,107	10,406	701
Interest expense		74	74	-	223	477	(254)
Selling, general and administrative expenses		3,917	3,588	329	11,279	10,837	442
Loss on foreign currency exchange		236	319	(83)	635	485	150
Total costs and expenses		4,227	3,981	246	12,137	11,799	338
Loss before income taxes		(370)	(342)	(28)	(1,030)	(1,393)	363
(Benefit) provision for income taxes		(5)	-	(5)	(5)	6	(11)
Net loss		$(365)	(342)	(23)	(1,025)	(1,399)	374
Gross margin percentage	%	26.67	24.47	2.20	25.58	24.11	1.47
SG&A as a percent of trade sales	%	27.08	24.12	2.96	25.98	25.11	0.87

Trade sales declined for the three months ended September 30, 2015 compared to the same 2014 period due to the discontinuation of the wall décor product with a major customer.  The higher trade sales for the nine months ended September 30, 2015 reflect increased sales of newly designed hardware products partially offset by lower wall décor trade sales.

The improvement in the gross margin percentage for the three and nine months ended September 30, 2015 compared to the same 2014 periods reflects increased sales of higher margin hardware products and lower sales of low margin wall décor products for the 2015 periods.  Also contributing to the improved gross margin percentage was the consolidation of manufacturing facilities during the second half of 2014.

Renin’s interest expense for the nine months ended September 30, 2014 resulted primarily from the Bluegreen notes payable.  Renin refinanced the Bluegreen notes payable with a financial institution in June 2014 under a facility with lower interest rates and outstanding balances.  The decline in average notes payable balances resulted from the Company and BFC contributing $2.0 million and $0.5 million of capital, respectively, to repay a portion of the Bluegreen notes payable in connection with the refinancing transaction.

The higher selling, general and administrative expenses for the three and nine months ended September 30, 2015 compared to the same 2014 periods resulted primarily from increased salaries and recruitment fees associated with the hiring of additional sales representatives and advertising expenditures for sales initiatives during the 2015 period as well as higher consulting expenditures to enhance the product development cycle and improve manufacturing efficiencies.  Renin’s new members of management include its CEO hired in June 2015 and a Vice President of Sales hired in September 2015.  Also included in selling, general and administrative expenses for each of the three and nine months ended September 30, 2015 was $135,000 of severance associated with the reorganization of Renin’s marketing and corporate personnel.  Included in selling, general and administrative expenses during the three and nine months ended September 30, 2014 were $100,000 and $800,000 of costs associated with the consolidation of manufacturing facilities in Canada, respectively.

The loss on foreign currency exchange for the three and nine months ended September 30, 2015 and 2014 resulted from the decrease in value of the Canadian dollar compared to the U.S. dollar.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Sweet Holdings Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Sweet Holdings reportable segment for the three and nine months ended September  30, 2015 and 2014 (in thousands):

		For the Three Months			For the Nine Months
		Ended September 30,			Ended September 30,
		2015	2014	Change	2015	2014	Change
Trade sales		$7,079	2,986	4,093	17,241	6,777	10,464
Cost of goods sold		(5,580)	(1,826)	(3,754)	(11,904)	(3,850)	(8,054)
Gross margin		1,499	1,160	339	5,337	2,927	2,410
Interest expense		294	76	218	725	198	527
Bargain purchase gain		(284)	(1,832)	1,548	(284)	(1,832)	1,548
Selling, general and administrative expenses		4,415	1,530	2,885	10,623	3,343	7,280
Total costs and expenses		4,425	(226)	4,651	11,064	1,709	9,355
(Loss) income before income taxes		(2,926)	1,386	(4,312)	(5,727)	1,218	(6,945)
Benefit for income taxes		(74)	-	(74)	(298)	-	(298)
Net (loss) income		$(2,852)	1,386	(4,238)	(5,429)	1,218	(6,647)
Gross margin percentage	%	21.18	38.85	(17.67)	30.96	43.19	(12.23)
SG&A as a percent of trade sales	%	62.37	51.24	11.13	61.61	49.33	12.29

The Sweet Holdings results of operations for the three months ended September 30, 2015 consisted of the activities of Hoffman’s, Williams & Bennett, Helen Grace Chocolates, Jer’s Chocolates, Anastasia Confections, Kencraft and Droga.  The Sweet Holdings results of operations for the three months ended September 30, 2014 consisted of the activities of Hoffman’s, Williams & Bennett and Jer’s Chocolates, the activities of Helen Grace from July 21, 2014 (the acquisition date) through September 30, 2014.

Jer’s Chocolates was acquired on July 1, 2014, Anastasia was acquired on October 1, 2014, Kencraft was acquired on April 1, 2015 and Droga was acquired on June 1, 2015.

The lower gross margin percentage for the three and nine months ended September 30, 2015 compared to the same periods during 2014 resulted primarily from a higher percent of wholesale trade sales compared to retail trade sales during the 2015 periods and secondarily from approximately $600,000 of inventory markdowns related to Helen Grace obsolete inventory.  The majority of Sweet Holdings acquisitions subsequent to September 30, 2014 were manufacturers selling to wholesale customers. Trade sales to wholesale customers typically have lower gross margins than trade sales to retail customers.

Interest expense for the three and nine months ended September 30, 2015 included $207,000 and $541,000, respectively, of interest expense associated with the Iberia line-of-credit, Centennial Bank note and acquisition promissory notes as well as holdback obligations associated with Sweet Holdings’ acquisitions. Also included in interest expense was $88,000 and $185,000 of interest expense on BBX Capital advances to Sweet Holdings for the three and nine months ended September 30, 2015, respectively. The interest expense for the three and nine months ended September 30, 2014 represented interest expense of $17,000 and $52,000, respectively, on holdback obligations and $58,000 and $146,000, respectively, of interest expense on BBX Capital advances to Sweet Holdings. The interest expense on BBX Capital advances to Sweet Holdings was eliminated in consolidation.

The bargain purchase gain for the three months ended September 30, 2015 was associated with the Kencraft acquisition and the bargain purchase gain for the three months ended September 30, 2014 was associated with the Helen Grace acquisition.  Management believes that it was able to acquire Kencraft and Helen Grace for bargain purchase gains because Kencraft and Helen Grace were distressed companies.

The higher selling, general and administrative expenses for the three and nine months ended September 30, 2015 compared to the same 2014 periods reflects operating expenses associated with companies acquired and costs to integrate these companies as well as increased compensation expense for the hiring of industry professionals and consulting fees as we seek to position the business to continue to expand both organically and through acquisition.  Executives hired during the first quarter of 2015 included a President for BBX Sweet Holdings and a President for Hoffman’s.  Also contributing to

BBX CAPITAL CORPORATION AND SUBSIDIARIES

higher selling, general and administrative expenses were costs associated with relocating the Helen Grace California manufacturing facilities to Kencraft’s manufacturing facilities in Utah and costs associated with Hoffman’s retail store expansion initiatives.  Hoffman’s opened one retail location during the third quarter of 2014, two retail locations during the nine months ended September 30, 2015 and anticipates opening retail locations during the fourth quarter of 2015 and 2016.    Included in selling, general and administrative expenses for the three and nine months ended September 30, 2015 were $767,000 and $970,000, respectively, of employee severance expenses and costs to relocate the Helen Grace manufacturing facilities to Utah.

The higher selling, general and administrative expenses as a percentage of trade sales for the three months ended September 30, 2015 compared to the same 2014 period was mainly due to the relocation of the Helen Grace manufacturing facilities to Utah.

The higher selling, general and administrative expenses as a percentage of trade sales for the nine months ended September 30, 2015 compared to the same 2014 period resulted primarily from the relocation of the Helen Grace manufacturing facilities

The benefit for income taxes for the three and nine months ended September 30, 2015 resulted from acquisition re-measurement adjustments.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

BBX Capital Consolidated Financial Condition

The Company’s total assets as of September 30, 2015 were $390.7 million compared to $392.9 million as of December 31, 2014.  The changes in the components of total assets from December 31, 2014 to September 30, 2015 are summarized below:

•

Decrease in cash resulting primarily from land development and improvement costs, repayment of BB&T’s preferred interest in FAR, notes payable scheduled payments, repayment of the Woodbridge note payable and operating expenses partially offset by loan repayments, additional borrowings and real estate sales,

•	Increase in restricted cash associated with land development activities, borrowings, and loan servicing,
•	Lower loans receivable and loans held-for-sale balances due to $9.5 million of loan repayments and $3.0 million of loans transferred through foreclosure to real estate held-for-sale,
•

Decrease in trade receivables due to higher BBX Sweet Holdings trade sales volume during the fourth quarter of 2014 compared to the third quarter of 2015 partially offset by lower Renin trade receivables during the fourth quarter of 2014 compared to the third quarter of 2015 associated with higher sales volume,

•	Decrease in real estate held-for-investment primarily due to the transfer of $38.7 million of real estate held-for-investment to real estate held-for-sale partially offset by property improvements,
•

Increase in real estate held-for-sale primarily from $38.7 million of properties transferred from real estate held-for-investment and $3.0 million of real estate acquired through foreclosure partially offset by $20.5 million of real estate sales,

•

Increase in investment in real estate joint ventures reflecting a $0.9 million investment in the CCB Miramar joint venture, $0.75 million investment in Centra Falls joint venture and $0.4 million of capitalized interest associated with equity method investment properties under development partially offset by $0.8 million of equity losses,

•

Decrease in investment in Woodbridge reflecting $20.7 million of distributions from Woodbridge partially offset by $5.9 million of equity earnings and an additional investment in Woodbridge of $11.4 million,

•	Increase in properties and equipment associated with the opening of Hoffman stores and corporate headquarter renovations,
•	Increase in inventory resulting primarily from seasonal BBX Sweet Holdings inventory production for the fourth quarter holiday season and the acquisition of Kencraft.

The Company's total liabilities at September  30, 2015 were $69.9 million compared to $81.7 million at December 31, 2014.  The changes in the components of total liabilities from December 31, 2014 to September  30, 2015 are summarized below:

•	Higher accounts payable balances due primarily to the $3.6 million civil penalty assessed in the SEC civil action,
•	Payment in full of BB&T’s preferred interest in FAR using proceeds from the monetization of FAR’s assets,
•	Decrease in note payable to Woodbridge as the note was paid-in-full in September 2015,
•

Increase in notes payable associated with $1.4 million of promissory notes issued in connection with the Kencraft acquisition, a $5.0 million line-of-credit from a financial institution issued to fund BBX Sweet Holdings working capital, partially offset by $1.1 million of notes payable scheduled principal repayments,  and

•	Increase in other liabilities associated with a $2.5 million withholding tax obligation associated with the vesting of restricted stock awards.

Liquidity and Capital Resources

The Company’s current assets at September 30, 2015 consisted of cash, inventory and trade receivables aggregating $69.6 million. This does not include $17.7 million of current assets held in Renin.  The Company had $25.6 million of current liabilities as of September 30, 2015. This does not include $8.8 million of current liabilities of Renin.  The Company’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans, loan recoveries, sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate, revenues from BBX Sweet Holdings’ operations and distributions received from Woodbridge.  Management believes that the company has sufficient liquidity to fund future operations.

On June 5, 2015, the parties in the action brought by Bluegreen’s former public shareholders against Bluegreen, the directors of Bluegreen, BFC, Woodbridge, certain directors and officers of BFC and others, challenging the terms of the merger pursuant to which Bluegreen merged into a wholly owned subsidiary of Woodbridge and Bluegreen’s shareholders (other than Woodbridge) were paid $10.00 in cash for each share of Bluegreen’s common stock that they held immediately prior to the effective time of the merger, agreed to a settlement of the litigation.  Pursuant to the settlement, Woodbridge paid $36.5 million, which amounts to approximately $2.50 per share, into a settlement fund for the benefit of former shareholders of Bluegreen whose shares were acquired in connection with the merger.  The amount to be received by such

BBX CAPITAL CORPORATION AND SUBSIDIARIES

former Bluegreen shareholders will be reduced by administrative costs and attorneys’ fees and costs.  In connection with the settlement, BBX Capital repaid its $11.75 million promissory note to Woodbridge and BBX Capital and BFC made additional capital contributions to Woodbridge of $11.4 million and $13.4 million, respectively, based on their respective 46% and 54% ownership interests in Woodbridge.

The Company expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge. Distributions must be declared by Woodbridge and approved in advance by both BFC and BBX Capital.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, cash flows and business of Bluegreen, as well as restrictions contained in Bluegreen’s debt facilities. Additionally, in April 2015, BFC borrowed $80 million from Bluegreen to finance the purchase of 4,771,221 shares of BBX Capital’s Class A common stock in BFC’s completed tender offer.  As a consequence, the Company may not receive dividends from Woodbridge consistent with prior periods or in the time frames or amounts anticipated, or at all. The Company may also receive funds from BFC in connection with its tax sharing agreement to the extent BFC utilizes the Company’s tax benefits in BFC’s consolidated tax return.  The Company also expects to obtain funds in subsequent periods from cash flows on loans, real estate and other assets in CAM, FAR and BBX Partners, each of which is wholly-owned by BBX Capital.  The Company also may seek to obtain funds through borrowings or the issuance of equity securities. The Company anticipates utilizing these funds for general corporate purposes, including selling, general and administrative expenses, loan servicing costs, real estate operating expenses, Renin and BBX Sweet Holdings operating expenses and, to the extent of available liquidity, to pursue its business strategy of investing, directly or through joint ventures, in real estate (which may include the acquisition and/or development of real estate) and in operating businesses.  BBX Sweet Holdings is currently pursuing other acquisitions in the candy and confections industry.

A significant source of the Company’s liquidity is the liquidation of loans and real estate, recoveries from the charged off loan portfolio, cash proceeds from the  contribution of properties to real estate joint ventures and dividends from Woodbridge.  During the nine months ended September 30, 2015, the proceeds from principal repayments of loans and sales of real estate were approximately $27.0 million and $25.1 million, respectively. During the nine months ended September 30, 2015, the Company received $20.7 million of dividends from Woodbridge. There is no assurance that we will realize proceeds from these sources in future periods in similar amounts or on similar timeframes.

The Company’s real estate activities include hiring property managers to operate income producing properties, making protective expenditures (including the payment of property taxes) in an effort to maintain the value of properties and undertaking the zoning and entitlement, development or improvement of properties to position the properties for sale, or potential joint venture arrangements.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The Company’s Consolidated Contractual Obligations as of September 30, 2015 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Operating lease obligation	$22,207	3,222	6,311	5,538	7,136
Notes payable	24,132	3,300	10,608	8,603	1,621
Other obligations	388	120	240	28	-
Total contractual cash obligations	$46,727	6,642	17,159	14,169	8,757

Notes payable as of September 30, 2015 consisted of a term loan and revolving credit advances issued by Renin with an aggregate balance of $8.0 million, $14.3 million of promissory notes and promissory notes representing holdback amounts issued by BBX Sweet Holdings in connection with its acquisitions, and a $1.6 million note payable issued by a subsidiary of BBX Sweet Holdings. See Note 9, Notes Payable to the “Notes to Consolidated Financial Statements - Unaudited”, for a discussion of the notes payable terms and covenants.

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures.  See Note 13 Commitments and Contingencies to the “Notes to Consolidated Financial Statements - Unaudited”, for a discussion of BBX Capital’s contingent obligations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

At the time our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 was filed on March 16, 2015 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015 were filed on May 8, 2015 and August 7, 2015, respectively (the “Original filings”), our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of each December 31, 2014, March 31, 2015 and June 30, 2015. Subsequent to that evaluation and in connection with our amended Form 10-K for the fiscal year ended December 31, 2014 filed on November 13, 2015 (the “Amended Filing”), our management, including our principal executive officer and principal financial officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended) as of the end of the periods covered by the Original filings. Based upon those re-evaluations, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of a material weakness in our internal control over the interim measurement of impairments related to two real estate properties in Tallahassee, Florida. Specifically, we did not design appropriate controls over the reasonableness of certain significant assumptions used in an internally developed model to value the two properties for interim financial reporting when third party appraisals were not available on a timely basis.

Our management has determined that the Company’s consolidated financial statements included in the Original Filings did not contain a material misstatement and can still be relied upon.

The Company's management carried out remediation procedures to September 30, 2015 and has taken specific actions which address such material weakness. The enhancements to the design and operation of the controls include the following:

•	Enhanced control over the valuation of real estate holdings by requiring that such values be based upon third party appraisals, including during interim periods.

Based upon that evaluation and the enhancement in controls, management has concluded that, at September 30, 2015, it had effectively remediated its material weakness.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September  30, 2015 to ensure that information required to be

BBX CAPITAL CORPORATION AND SUBSIDIARIES

disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

In the quarter ended September 30, 2015, we completed the review of our controls over the valuation of real estate holdings. We implemented additional control procedures requiring the measurement of impairments based on third party appraisals, including during interim periods.  These changes remediated our previously identified material weakness over the interim measurement of impairments on real estate holdings and have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The SEC sought a final judgment: (i) permanently barring Alan B. Levan from serving as an officer or director of any SEC reporting company; (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Alan B. Levan; and (iii) permanently restraining BBX Capital and Alan B. Levan from violating securities laws.  On September 24, 2015, the court entered a final judgment denying the SEC’s request for a permanent bar from Mr. Levan serving as an officer or director of any public company, but instead ordered Mr. Levan barred from serving as an officer or director of any public company for a period of two years commencing on December 23, 2015 (which is the date 90 days after the final judgment order was signed by the court).  The court also imposed monetary penalties against the Company in the amount of $4,550,000 and monetary penalties against Mr. Levan in the amount of $1,300,000.  The Company and Mr. Levan are appealing the final judgment to the Eleventh Circuit Court of Appeals, and on October 27, 2015, Mr. Levan filed a motion with the Eleventh Circuit Court of Appeals to stay the two year bar pending appeal of the court’s decision.  As a result of the court's decision, Mr. Levan will, unless the order is stayed by the appellate court, resign as Chairman and Chief Executive Officer of the Company, as Chairman, Chief Executive Officer and President of BFC, and as a director of the Company and BFC upon the commencement of the bar.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2015, a total of 159,801 shares of the Company’s Class A Common Stock previously owned by certain of our executive officers were redeemed by the Company as payment in satisfaction of tax withholding obligations relating to the vesting of certain previously reported restricted stock awards granted to the executive officers. Further information is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2014	-	$ -	-
				N/A
August 1 – August 31, 2014	-	$ -	-
				N/A
September 1 – September 30, 2014	159,801	$ 15.82	-
				N/A
Total	159,801	$ 15.82	-
				N/A

On September 4, 2015, BFC entered into Share Exchange Agreements with Alan B. Levan, John E. Abdo, Jarett S. Levan and Seth M. Wise (collectively, the “BBX Capital Executives”) as holders of restricted stock units of Class A Common Stock of BBX Capital (“BBX Capital RSUs”).  Pursuant to the Share Exchange Agreements, (a) each BBX Capital Executive granted BFC the option to acquire, simultaneously with the vesting of each BBX Capital RSU, some or all of the shares of BBX Capital’s Class A Common Stock which, absent the Share Exchange Agreement, would (after withholding) have been received by the BBX Capital Executive upon the vesting of the BBX Capital RSU and (b) BFC agreed to issue to the BBX Capital Executive shares of BFC’s Class A Common Stock or Class B Common Stock having an aggregate market value equal to the aggregate market value of the shares of BBX Capital’s Class A Common Stock acquired by BFC upon the option exercise. Pursuant to the Share Exchange Agreements, the market value of the shares of BFC’s Class A Common Stock and Class B Common Stock and of BBX Capital’s Class A Common Stock is the closing price of the applicable class of stock on the trading day immediately preceding the date of closing of the share exchange.

On September 1, 2015, BFC’s Board of Directors approved (a) the exercise in full of BFC’s options with respect to all of the BBX Capital RSUs held by the BBX Capital Executives which vested on September 30, 2015 and (b) the issuance of shares of BFC’s Class B Common Stock in exchange therefor.   In connection with this option exercise, on September 30, 2015, BFC issued a total of 1,218,476 shares of its Class B Common Stock to the BBX Capital Executives and received a total of 221,821 shares of BBX Capital’s Class A Common Stock in exchange therefor.  The share exchanges were effected simultaneously with the vesting of the applicable BBX Capital RSUs on September 30, 2015 and were based on the closing prices of BFC’s Class B Common Stock and BBX Capital’s Class A Common Stock on September 29, 2015 of $2.88 per share and $15.82 per share, respectively. The following table sets forth the number of shares of BFC’s Class B Common Stock issued to each BBX Capital Executive on September 30, 2015 and the number of shares of BBX Capital’s Class A Common Stock which BFC received in exchange therefor.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

BBX Capital Executive	Number of Shares of BFC’s Class B Common Stock Issued to the BBX Capital Executive	Number of Shares of BBX Capital’s Class A Common Stock Received by BFC
Alan B. Levan	405,624	73,843
John E. Abdo	405,624	73,843
Jarett S. Levan	204,413	37,213
Seth M. Wise	202,815	36,922
Total	1,218,476	221,821

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

BBX Capital Corporation

November 16, 2015	By	/s/Alan B. Levan
Date		Alan B. Levan
Chief Executive Officer/
Chairman of the Board

November 16, 2015	By:	Raymond S. Lopez
Date		Raymond S. Lopez
Executive Vice President,
Chief Financial Officer