Form 10-K
period 2015-12-31
BBX CAPITAL CORP
filed 2016-03-15
CIK 921768

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Year Ended December 31, 2015

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

Large accelerated filer   [ ]                                                         Accelerated filer [  ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).YES [  ]  NO [ X ]

The aggregate market value of the voting common equity held by non-affiliates was $48.2  million, computed by reference to the closing price of the registrant’s Class A Common Stock on June 30, 2015.  The registrant does not have any non-voting common equity.

The number of shares of the registrant’s Class A Common Stock outstanding on March 7, 2016 was 16,199,145.  The number of shares of the registrant’s Class B Common Stock outstanding on March 7, 2016 was 195,045.

Portions of the registrant’s Definitive Proxy Statement relating to its 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM I.  BUSINESS

BBX Capital Corporation is referred to in this report together with its subsidiaries as “BBX Capital” “we,” “us,” or “our”, and is referred to in this report without its subsidiaries as the “Parent Company” or “BBX Capital Corporation”.  BBX Capital is a Florida-based company, involved in the acquisition, development, ownership and management of and investments in real estate and real estate development projects as well as investments in operating businesses.  Prior to the sale of BankAtlantic to BB&T Corporation (“BB&T”) on July 31, 2012 BBX Capital was a bank holding company and its principal asset was the ownership of BankAtlantic.  The principal assets of BBX Capital currently consist of its 46% equity interest in Woodbridge Holdings, LLC (“Woodbridge”) and its ownership interests in Florida Asset Resolution Group, LLC (“FAR”), BBX Capital Asset Management, LLC (“CAM”), BBX Partners, Inc., Renin Holdings, LLC, BBX Sweet Holdings, LLC and its acquired businesses and investments in eleven real estate joint ventures.

In April 2013, BBX Capital acquired a 46% equity interest in Woodbridge.  Woodbridge’s principal asset is its ownership of Bluegreen Corporation and its subsidiaries (“Bluegreen”).  Bluegreen is a vacation ownership company with over 190,000 owners and over 60 owned or managed resorts.  BFC Financial Corporation (“BFC”), the controlling shareholder of BBX Capital, owns the remaining 54% of Woodbridge.  Bluegreen’s net income attributable to Woodbridge was $70.3 million, $57.5 million and $37.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

CAM, which was formed in connection with the sale of BankAtlantic to BB&T and BBX Partners are wholly owned subsidiaries and their primary assets are investments in real estate joint ventures, non-performing commercial loans and foreclosed real estate formerly held by BankAtlantic.  FAR, which was also formed in connection with the sale of BankAtlantic to BB&T, was a special purpose limited liability company whose membership interests were initially held by both BB&T, which held 95% of FAR’s preferred interests and BBX Capital Corporation, which held the remaining 5% of the preferred interests and all of the residual common equity interests in FAR.  On May 6, 2015, BB&T’s preferred interest in FAR was repaid in full and redeemed and FAR became a wholly-owned subsidiary of BBX Capital Corporation.    FAR’s primary assets are loans and foreclosed real estate formerly held by BankAtlantic.

On October 30, 2013, a newly formed joint venture entity, Renin Holdings, LLC (“Renin”), owned 81% by BBX Capital Corporation and 19% by BFC, acquired substantially all of the assets and certain liabilities of Renin Corp for approximately $12.8 million (“the Renin Transaction”).  Renin had $24 million of total assets as of October 30, 2013 and manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and two manufacturing, assembly and distribution facilities in Canada and the United States as well as a sales facility in the United Kingdom.

In December 2013, a wholly-owned subsidiary of BBX Capital, BBX Sweet Holdings, LLC, acquired Hoffman’s Chocolates (“Hoffman’s”).  Hoffman’s had total assets of $5.3 million as of the acquisition date and aggregate revenues of $5.2 million for the year ended December 31, 2015.  Hoffman’s is a manufacturer of gourmet chocolates, with retail locations in South Florida.

Subsequent to January 2014, BBX Sweet Holdings acquired manufacturers in the chocolate and candy industries serving wholesalers such as boutique retailer, big box chains, department stores, national resort properties, corporate customers and private label brands.  The companies acquired were Williams and Bennett, Helen Grace Chocolates (“Helen Grace”), Jer’s Chocolates (“Jer’s”), Anastasia Confections (“Anastasia”) and Kencraft Confections, LLC (“Kencraft”).  The wholesale manufacturing companies acquired had aggregate total assets at acquisition of $8.0 million and total aggregate revenues during the year ended December 31, 2015 of $22.5 million.

On April 30, 2015, BFC purchased 4,771,221 shares of BBX Capital’s Class A common stock through a tender offer and in September 2015, BFC acquired an additional 221,821 shares of BBX Capital’s Class A common stock from its executive officers upon the vesting of restricted stock units.  These share acquisitions increased BFC’s ownership percentage to approximately 81% of the issued and outstanding shares of BBX Capital’s Class A common stock, which together with the shares of BBX Capital’s Class B common stock owned by BFC, represented an approximate 81% equity interest and 90% voting interest in BBX Capital Corporation.  BFC owns 100% of BBX Capital’s Class B common stock.

As of December 31, 2015, BBX Capital had consolidated total assets of approximately $393.5 million, liabilities of $57.6 million and total equity of $336.0 million.

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements and may include words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and involve substantial risks and uncertainties. There is no assurance that such expectations will prove to be correct. Future results could differ materially as a result of a variety of risks and uncertainties, many of which are outside of management’s control.

These risks and uncertainties include, but are not limited to:

•

the impact of economic, competitive and other factors affecting BBX Capital and its assets, including the impact of decreases in real estate values on BBX Capital’s business generally, the value of BBX Capital’s assets, the ability of BBX Capital’s borrowers to service their obligations and the value of collateral securing BBX Capital’s loans;

•	the risk that loan losses will continue and the risks of additional charge-offs, impairments and required increases in BBX Capital’s allowance for loan losses and trade receivables;
•

the adverse impact of and expenses associated with litigation including the risk that BBX Capital’s insurance carrier seeks to obtain reimbursement of the amounts it previously advanced to BBX Capital in connection with the action brought by the SEC against BBX Capital and Alan B. Levan and that the decision, verdict or remedy ordered by the court in the SEC action against BBX Capital and Mr. Levan will not be reversed on appeal;

•	adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on BBX Capital’s activities;
•

the risk that the assets retained by BBX Capital in CAM, BBX Partners and FAR may not be monetized at the values currently ascribed to them and the risks associated with the impact of periodic valuation of BBX Capital’s assets for impairment.

In addition, this document contains forward looking statements relating to BBX Capital’s ability to successfully implement its currently anticipated business plans, which may not be realized as anticipated, if at all, and BBX Capital’s current and anticipated investments in operating businesses may not achieve the returns anticipated or may not be profitable, including the risks associated with:

•	BBX Capital’s investment in Bluegreen (through Woodbridge),
•	the BBX Sweet Holdings’ investments in Hoffman’s, Williams & Bennett, Jer’s Chocolates, Helen Grace Chocolates, Anastasia Confections and Kencraft, and
•	BBX Capital’s investment with BFC in Renin.

This document also contains forward looking statements relating to BBX Capital’s investments in real estate developments, either directly or through joint ventures.  These risks include:

•	exposure to downturns in the real estate and housing markets;
•	exposure to risks associated with real estate development activities;
•	risks associated with obtaining necessary zoning and entitlements;
•	risks that BBX Capital’s joint venture partners may not fulfill its obligations, and
•	risks that the projects will not be developed as anticipated or be profitable.

BBX Capital’s investment in Woodbridge, which owns Bluegreen Corporation, exposes BBX Capital to:

•	risks relating to Bluegreen’s business and Bluegreen’s ability to pay dividends to Woodbridge and in turn Woodbridge’s ability to pay dividends to BBX Capital, and
•

risks inherent in the vacation ownership industry, including risks associated with regulatory compliance and customer complaints and other risks which are identified in BFC’s Annual Report on Form 10-K filed on March 15, 2016 with the SEC and available on the SEC’s website at www.sec.gov.

BBX Sweet Holdings acquisitions and BBX Capital’s acquisition of the assets of Renin Corp exposes BBX Capital to the risks of its respective businesses, which include:

•	the amount and terms of indebtedness associated with the acquisitions which may impact BBX Capital’s financial condition and results of operations and limit BBX Capital’s activities;
•	the failure of the companies to meet financial covenants and that BBX Capital may be required to make further capital contributions or advances to the acquired companies;
•	the risk that the businesses acquired by BBX Capital may not be profitable;
•	the risk that the integration of these operating businesses may not be completed effectively or on a timely basis;
•	the risk that BBX Capital may not realize any anticipated benefits or profits; and
•	Renin’s operations expose BBX Capital to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Great Britain pound.

Past performance and perceived trends may not be indicative of future results.  In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in this Annual Report on Form 10-K, including Item 1A. Risk Factors.  BBX Capital cautions that the foregoing factors are not exclusive.

Operating financial information shown by segment is included in Note 22 to BBX Capital’s Consolidated Financial Statements.  BBX Capital reports its operations through three business segments –BBX, Renin and Sweet Holdings.

BBX Capital’s internet website address is www.bbxcapital.com.  BBX Capital’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge through BBX Capital’s website, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).  BBX Capital’s internet website and the information contained in or connected to BBX Capital’s website are not incorporated into, and are not part of this Annual Report on Form 10-K.

BBX Capital’s Business Strategy

Since the sale of BankAtlantic in July 2012, BBX Capital has been repositioning its business, monetizing its legacy portfolios of loans and real estate, and pursuing its goal of transitioning into a growth business by focusing on real estate opportunities and acquiring operating businesses.

The majority of BBX Capital’s assets do not generate income on a regular or predictable basis. Recognizing the nature of BBX Capital’s assets, BBX Capital’s goal is to build long-term value as opposed to focusing on quarterly or annual earnings.  While capital markets generally encourage short term results, BBX Capital’s objective continues to be long term growth as measured by increases in book value per share over time. Further, BBX Capital does not expect to generate significant revenue from the legacy BankAtlantic assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. BBX Capital is currently utilizing the cash flow from the monetization of its assets and dividends from Woodbridge to pay operating expenses and to invest in income producing real estate, real estate developments, real estate joint ventures and operating businesses. While there is no assurance it will be successful, BBX Capital is seeking to manage its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or through a joint venture).  BBX Capital may also consider transactions involving its investments in operating businesses, including Renin and Sweet Holdings, and BBX Capital may in connection with BBX Capital’s investment with BFC in Woodbridge pursue transactions involving Bluegreen, either directly or indirectly through a transaction involving Woodbridge, to monetize all or a portion of BBX Capital’s investment in Woodbridge.  Such transactions may include pursuing a future sale or spin-off of a company or other transactions involving public or private issuances of a company’s debt or equity securities which might result in the ownership of less than 100% of an entity.  BBX Capital is also engaged in land entitlement activities and land development projects on certain properties that BBX Capital acquired through foreclosure. These projects have included or may include in the future selling or leasing the improved properties to third parties or entering into joint ventures with developers for the development of residential and commercial real estate projects involving the contribution of properties by BBX Capital as well as potential cash investments in projects.  BBX Capital has also pursed potential investments in joint venture real estate projects that include real estate held by a joint venture partner or property acquired from unrelated parties.  As a result of the substantial decline in real estate values during the recession, the majority of BBX Capital’s non-performing commercial real estate loans and foreclosed real estate were written down in prior periods to the then prevailing estimated fair values of the collateral less costs to sell.  BBX Capital has seen significant improvements generally in real estate markets and believes that the prior estimated fair values of the underlying collateral securing certain of BBX Capital’s commercial real estate loans and BBX Capital’s real estate carrying values may be below current market values.  Additionally, the recovery in the real estate market has favorably affected the financial condition of BBX Capital’s borrowers and BBX Capital is aggressively pursuing its borrowers and/or guarantors in order to maximize recoveries through cash settlements, loan workout arrangements or participation interests in the development or performance of the collateral.  If BBX Capital is successful in its efforts, BBX Capital expect to recognize gains to the extent that the amounts it collects exceed the carrying value of its commercial loans and foreclosed real estate and expect that these gains will be reflected in an increase in BBX Capital’s shareholders’ equity in the long term.  Due to the nature of these activities however, BBX Capital does not expect to generate revenues or earnings on a predictable or consistent basis.  Accordingly, BBX Capital expects the results of its operations to vary significantly on a quarterly basis and BBX Capital may experience losses in future periods.

Legacy Assets

Loans

On July 31, 2012, BBX Capital completed the sale of BankAtlantic to BB&T.  BBX Capital retained through CAM, BBX Partners and FAR certain loans, tax certificates and foreclosed real estate and liabilities related to these retained assets which had been held by BankAtlantic. These retained loans were grouped in five loan segments as follows: residential loans, commercial real estate loans, consumer loans, small business loans and commercial non-mortgage loans.  CAM holds loans from the commercial real estate and the commercial non-mortgage loan segments.  BBX Partners holds loans from the commercial real estate segment and FAR holds loans from all five segments.

Residential:    The majority of BBX Capital’s residential loans were originally acquired in the secondary markets and were originated by financial institutions. These loans, which are serviced by independent servicers, are secured by properties located throughout the United States. Residential loans were typically purchased in bulk and were generally non-conforming loans under agency guidelines due primarily to the size of the individual loans (“jumbo loans”). A portfolio of residential loans which were made primarily to “low to moderate income” borrowers in accordance with the Community Reinvestment Act were also retained but were sold during the year ended December 31, 2014.  BBX Capital’s residential loans serviced by independent servicers were classified as loans held-for-sale as of December 31, 2015.

Commercial Real Estate: Commercial real estate loans were originated in connection with the borrowers’ acquisition, development and construction of various types of properties including office buildings, retail shopping centers, residential construction and other non-residential properties.  Commercial real estate loans were also originated in connection with borrowers’ acquisition or refinance of existing income-producing properties. These loans were primarily secured by property located in Florida.

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

Small Business:  BankAtlantic originated small business loans to companies located primarily in markets within BankAtlantic’s branch network.  Small business loans were originated primarily on a secured basis and do not generally exceed $2.0 million individually. These loans were originated with maturities ranging generally from one to three years or due upon demand.  Lines of credit extended to small businesses are due upon demand.  Small business loans have either fixed or variable prime-based interest rates.

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

BBX Capital Business Segments

BBX Capital operates through three reportable business segments – BBX, Renin and Sweet Holdings.

BBX Reportable Segment - The BBX reportable segment consists of the activities associated with managing the commercial loan portfolio, real estate properties of BBX Capital and its consolidated subsidiaries, including BBX Partners, CAM and FAR and the portfolio of BankAtlantic’s previously charged off loans, BBX Capital’s investment in Woodbridge and investments in real estate developments and joint ventures.

Renin Reportable Segment – The Renin reportable segment consists of the activities of Renin Holdings, LLC and its subsidiaries (“Renin”).  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America. Renin is headquartered in Brampton, Ontario and has two manufacturing, assembly and distribution facilities located in Brampton, Ontario and Tupelo, Mississippi and a sales office in the United Kingdom.  BBX Capital owns 81% of Renin and BFC owns the remaining 19%.

Sweet Holdings Reportable Segment - The Sweet Holdings reportable segment consists of the activities of BBX Capital’s acquired operating businesses in the confection industry.  The Sweet Holdings reportable segment companies manufacture chocolate and hard candy products which are sold through wholesale and retail distribution channels.

In periods prior to June 30, 2015, FAR was reported as a separate business segment as its activities were restricted by FAR’s operating agreement to the monetization of FAR’s assets in order to repay BB&T’s preferred membership interest in FAR.  As a result of the redemption of BB&T’s preferred interest in FAR during May 2015,

FAR activities are no longer restricted to the monetization of FAR’s assets.  As a consequence, management changed BBX Capital’s internal reporting, combining the operations of FAR into BBX and the FAR reportable segment was consolidated with the BBX reportable segment for all periods presented.

BBX Business Segment

The BBX business segment includes the assets and related liabilities of CAM, FAR and BBX Partners and BBX Capital’s investment in Woodbridge and investments in real estate joint ventures.  CAM was formed prior to the closing of the BB&T Transaction when BankAtlantic contributed to CAM cash and certain non-performing commercial loans, commercial real estate and previously written-off assets. CAM assumed the liabilities related to these assets.  FAR was formed prior to the closing of BB&T Transaction and until May 2015    its operations consisted of overseeing the management and monetization of its assets and, where appropriate, orderly liquidations with a view to repaying its preferred membership interests and maximizing the cash flows of any remaining assets.  FAR’s assets consist primarily of loans receivable and foreclosed real estate.  Subsequent to May 2015, FAR became a wholly-owned subsidiary of BBX Capital managed by the BBX business segment.

The BBX business segment’s primary assets are loans receivable, real estate held-for-sale and real estate held-for-investment, investments in real estate joint ventures and rights to BankAtlantic’s previously charged off loan portfolio and related judgments as well as its 46% equity interest in Woodbridge.

BBX Capital acquired a 46% interest in Woodbridge in April 2013.  Woodbridge’s principal asset is its ownership of Bluegreen.  Bluegreen is a sales, marketing and management company focused on the vacation ownership industry. Bluegreen markets, sells and manages vacation ownership interests (“VOIs”) in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations, and were either developed or acquired by Bluegreen or developed and owned by others, in which case Bluegreen earns fees for providing such services. Bluegreen utilizes a points-based system, known as the Bluegreen Vacation Club, where purchasers of VOIs are allotted points that represent their ownership and beneficial use rights in perpetuity in the Bluegreen Vacation Club and can be used to reserve occupancy at participating resorts. Bluegreen Vacation Club members may use their points to stay in any of Bluegreen Vacation Club resorts or take advantage of other vacation options, including an exchange program offered by a third-party world-wide vacation ownership exchange network of over 4,000 resorts and other vacation experiences such as cruises and hotel stays. Bluegreen also provides property association management services, mortgage servicing, VOI title services, reservation services, and construction design and development services. In addition, Bluegreen provides financing to individual purchasers of VOIs, which provides significant interest income to Bluegreen.  Bluegreen had total assets of $1.1 billion as of December 31, 2015 and net income attributable to Woodbridge of $70.3 million, $57.5 million and $37.6 million for the years ended December 31, 2015, 2014 and 2013 respectively.

BBX Capital had investments in unconsolidated real estate joint ventures of approximately $43.0 million as of December 31, 2015.  BBX Capital anticipates actively pursuing additional joint venture investments with real estate developers which may involve BBX Capital’s contribution of held-for-investment real estate acquired through foreclosure or real estate purchased with BBX Capital’s own funds for joint venture development.  BBX Capital may also invest funds in developments identified by joint venture partners.  BBX Capital currently expects that in most cases, BBX Capital’s joint venture partners will be responsible for the management of the project and BBX Capital will participate in major decisions and monitor the development’s progress. These joint venture real estate developments are anticipated to include multifamily and single family housing, commercial retail complexes, office buildings and land entitlement projects.  To a lesser extent, BBX Capital may engage in land entitlement and development activities without joint venture partners.  BBX Capital’s real estate investments will in most instances be multi-year projects and it is not expected that earnings from these activities will be generated in the near term.  BBX Capital’s goal is to produce earnings from these projects over time.

BBX reportable segment had investments in the following real estate joint ventures as of December 31, 2015 and 2014 (in thousands):

	December 31,
Investment in unconsolidated real estate joint ventures	2015	2014
Altis at Kendall Square, LLC	$764	1,264
Altis at Lakeline - Austin Investors LLC	5,210	5,000
New Urban/BBX Development, LLC	864	996
Sunrise and Bayview Partners, LLC	1,577	1,723
Hialeah Communities, LLC	4,569	5,091
PGA Design Center Holdings, LLC	1,911	1,991
CCB Miramar, LLC	875	-
Centra Falls, LLC	727	-
The Addison on Millenia Investment, LLC	5,778	-
BBX/S Millenia Blvd Investments, LLC	4,905	-
Altis at Bonterra - Hialeah, LLC	15,782	-
Investments in unconsolidated real estate joint ventures	$42,962	16,065
Investment in consolidated real estate joint venture
Investment in consolidated joint venture JRG/BBX Development, LLC	$-	964

Altis at Kendall Square, LLC (“Kendall Commons”)

In March 2013, BBX Capital sold land to Altman Development (“Altman”), a third party real estate developer, for net proceeds of $8.0 million.  Altman is developing on that land a multifamily rental community comprised of 12 three-story apartment buildings, one mixed-use building and one clubhouse totaling 321 apartment units.  BBX Capital has invested $1.3 million of cash in the project as one of a number of investors.  The twelve three-story apartment buildings, clubhouse and mixed-use building have been completed.  After all members (including BBX Capital) receive a preferred return of 10% and all contributed capital is returned, BBX Capital is entitled to receive 13% of venture distributions until a 15% internal rate of return has been attained. Thereafter, BBX Capital will be entitled to receive 9.75% of any venture distributions.

Altis at Lakeline – Austin Investor, LLC

In December 2014, BBX Capital invested $5.0 million as one of a number of investors in a planned multi-family development – Altis at Lakeline – being developed by Altman.  Located on an approximate 23 acre parcel in the northwest area of Austin, Texas, Altis at Lakeline is planned for 19, two and three story, residential apartment buildings with 354 apartment units, 38 enclosed garages, and a private resort style 5,500 square foot clubhouse.  Construction commenced in the first quarter of 2015 and the facility is anticipated to be substantially completed during the fourth quarter of 2016.  After all investors receive a preferred return of 9% and all contributed capital is returned, BBX Capital is entitled to receive 26.3% of venture distributions until an 18% internal rate of return has been attained and thereafter BBX Capital will be entitled to receive 18.8% of any venture distributions.

New Urban/BBX Development, LLC (“Village at Victoria Park”)

Village at Victoria Park consists of approximately 2 acres of vacant land previously owned by BBX Capital that is located near downtown Fort Lauderdale, Florida. In December 2013, BBX Capital invested in a joint venture with New Urban Communities to develop the project as 30 single-family homes.  The project is a 50% - 50% joint venture with New Urban Communities serving as the developer and manager of the joint venture.  The project commenced construction and sales during the third quarter of 2014.   Closings are projected to begin during the first quarter of 2016.

Bayview (Sunrise and Bayview Partners, LLC)

In June 2014, BBX Capital invested in a joint venture with an affiliate of Procacci Development Corporation.  The joint venture acquired for $8.0 million approximately three acres of real estate located at Bayview Drive and Sunrise Boulevard in Fort Lauderdale, Florida.  The joint venture entity, Sunrise and Bayview Partners, LLC, is a 50% - 50% joint venture between BBX Capital and an affiliate of Procacci Development.  The property is currently improved with an approximate 84,000 square foot office building along with a convenience store and gas station, and located minutes from the Fort Lauderdale beaches and directly across from the Galleria at Ft. Lauderdale.  BBX Capital anticipates that the property will be redeveloped into a mixed-use project at some point in the future.

Hialeah Communities, LLC (Bonterra – CC Homes)

During the third quarter of 2014, BBX Capital invested in a joint venture agreement with CC Homes, a Codina-Carr Company, to develop homes in a portion of Bonterra Communities (formerly called the Hialeah Communities) in Hialeah, Florida.  As the developer and manager of the joint venture, CC Homes currently plans to build approximately 394 single-family homes.    BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, BBX Capital received its joint venture interest and $2.2 million of cash.  Anticipated project profits resulting from the joint venture after receipt of aggregate capital contributions and the preferred return will be distributed to CC Homes and BBX Capital on a 55% and 45% basis, respectively.  Any necessary additional capital for the joint venture is required to be contributed by CC Homes and BBX Capital on a 43% and 57% basis, respectively. BBX Capital is a guarantor of 26.3% of the joint venture’s $31.0 million acquisition and development loan.  The project commenced land development activities in October 2015.

PGA Design Center Holdings, LLC

In December 2013, BBX Capital purchased for $6.1 million a commercial property in Palm Beach Gardens, Florida, with three existing buildings consisting of 145,000 square feet of mainly furniture retail space. The property, which is located in a larger mixed use property now known as PGA Station (formerly PGA Place), was substantially vacant at the date of acquisition.  Subsequent to the acquisition of the property, BBX Capital entered into a joint venture with Stiles Development which acquired a 60% interest in the joint venture for $2.9 million in cash.  BBX Capital contributed the property (excluding certain residential development entitlements having an estimated value of $1.2 million) to the joint venture in exchange for $2.9 million in cash and the remaining 40% interest in the joint venture.  BBX Capital transferred the retained residential development entitlements to adjacent parcels owned by it in the PGA mixed use property now known as PGA Station (see below for a discussion of the other parcels owned by BBX Capital in PGA Station).  The joint venture intends to seek governmental approvals to change the use of a portion of the property from retail to office and subsequently sell or lease the property.

CCB Miramar, LLC

In May 2015, BBX Capital invested in a joint venture with two separate unaffiliated developers relating to the acquisition of real estate in Miramar, Florida for the construction of single-family homes.  BBX Capital contributed $875,000 for an approximate 35% interest in the joint venture and one of the developers contributed to the joint venture a contract to purchase the real estate. The purchase of the real estate is subject to certain closing conditions, including receipt of all necessary entitlements and completion of due diligence by the joint venture.

Centra Falls, LLC

In August 2015, BBX Capital invested as one of a number of investors in a joint venture with an unaffiliated developer for the development and sale of 89 townhomes in Pembroke Pines, Florida.  BBX Capital contributed $750,000 and is entitled to receive 7.143% of the joint venture distributions until a 12% return on its investment has been attained. Thereafter, BBX Capital will be entitled to 3.175% of the joint venture distributions thereafter.  The project commenced construction and sales during the third quarter of 2015.  Closings are projected to begin in 2016.

The Addison on Millenia Investment, LLC

In December 2015, BBX Capital invested as one of a number of investors in a joint venture to develop 11.8 acres in the Gardens at Millenia site located in Orlando, Florida into nine retail apartment buildings containing approximately 292 units.  The joint venture intends to hold the property and operate the apartment project as an income producing business.   BBX Capital transferred property with an agreed upon value of $5.8 million and $0.3 million of cash for its initial joint venture contribution. BBX Capital is entitled to receive 48% of the joint venture distributions until it receives its aggregate capital contributions plus a 10% per annum return on capital.  Any distributions thereafter are shared based on its earnings with the managing member receiving an increasing percentage of distributions based on the joint venture’s internal rate of return.  Construction is expected to commence in the first quarter of 2016.

BBX/S Millenia Blvd Investments, LLC

In October 2015, BBX Capital and an unaffiliated developer invested in a joint venture to develop a retail center on the Gardens of Millenia site in Orlando, Florida.  The joint venture intends to obtain all necessary approvals, secure financing, construct all improvements, lease the premises and sell the property. BBX Capital transferred property with an agreed upon value of $7.0 million to the joint venture and received $0.7 million in cash and a 90% interest in the joint venture.  BBX Capital is entitled to receive 90% of joint venture distributions until it receives its aggregate capital contributions plus an 8% per annum return on capital.  Any distributions thereafter will be shared 54% to BBX Capital and 46% to the developer. Construction is expected to commence in the first quarter of 2016.

Altis at Bonterra – Hialeah, LLC

In December 2015, BBX Capital invested in a joint venture with Altman to develop approximately 314 apartment homes in a portion of Bonterra communities in Hialeah, Florida. BBX Capital transferred approximately 14 acres of land at an agreed upon value of approximately $9.4 million and cash of $7.5 million to the joint venture.  BBX Capital is entitled to receive 95% of the joint venture distributions until it receives its aggregate capital contributions plus a 9% per annum return on capital.  Any distributions thereafter will be shared 85% by BBX Capital and 15% by Altman.  Construction is expected to commence in the first quarter of 2016.

JRG/BBX Development, LLC (“North Flagler”)

In October 2013, BBX Capital invested in a joint venture with JRG USA pursuant to which JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre parcel overlooking the Intracoastal Waterway in West Palm Beach, Florida and BBX Capital contributed $0.5 million of cash.  During 2015, the zoning district surrounding this property was changed to permit up to 15 stories in building height from 4 stories in building height.

BBX Capital also owned a 2.7 acre parcel located adjacent to the 4.5 acre parcel which was the subject of the contract held by the North Flagler joint venture with JRG USA.  The 2.7 acre parcel was acquired by BBX Capital through foreclosure.

In May 2015, the joint venture acquired the 4.5 acre parcel and sold the parcel to a third party developer for $20.0 million and BBX Capital sold the 2.7 acre parcel which had a carrying value of $3.2 million on the date of sale to the same developer for $11.0 million.  BBX Capital recognized an aggregate $15.5 million gain on the sale of both parcels

PGA Station

BBX Capital owns land located in the newly named PGA Station, in the city of Palm Beach Gardens, Florida, with carrying values aggregating $8.4 million as of December 31, 2015.  The property held by the PGA Design Center Holdings joint venture described above is adjacent to PGA Station.  BBX Capital believes this property presents a variety of development opportunities, some of which are currently in the planning stages and remain subject to receipt of government approvals.   BBX Capital is currently seeking governmental approvals for a 111 room limited-service suite hotel and approximately 190,000 square feet of office buildings on vacant tracts of land.

The composition of the legacy loans transferred to CAM, BBX Partners and FAR in the BB&T was (in thousands):

	As of December 31, 2015		As of December 31, 2014
	Unpaid		Unpaid
	Principal	Carrying	Principal	Carrying
Loans held-for-investment:	Balance	Amount	Balance	Amount
Loans receivable:
Commercial non-real estate	$12,985	11,250	3,061	1,326
Commercial real estate	23,188	16,294	40,270	24,189
Small business	5,890	4,054	-	-
Consumer	4,687	2,368	3,868	2,306
Residential	117	69	-	-
Total loans held-for-investment	$46,867	34,035	47,199	27,821

Loans held-for-sale	$34,342	21,354	56,887	35,423

The composition of the BBX reportable segment’s legacy real estate held-for-sale and held-for-investment was (in thousands):

	As of December 31,
	2015	2014
Real estate held-for-sale
Land	$25,994	33,505
Rental properties	17,162	1,748
Residential single-family	2,924	4,385
Other	258	2,095
Total real estate held-for-sale	$46,338	41,733

	As of December 31,
	2015	2014
Real estate held-for-investment
Land	$30,369	60,356
Rental properties	-	15,234
Other	921	962
Total real estate held-for-investment	$31,290	76,552

Renin Business Segment

BBX Capital acquired the assets of Renin Corp. on October 30, 2013.  Renin is headquartered in Brampton, Ontario and has two manufacturing, assembly and distribution facilities located in Brampton, Ontario and Tupelo, Mississippi and a sales and distribution office in the U.K. Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America.  Renin had total revenues for the year ended December 31, 2015 and 2014 of $56.5 million and $57.8 million, respectively and total assets as of December 31, 2015 of $22.8 million.  Renin’s net loss for the years ended December 31, 2015 and 2014 was $2.1 million and $2.1 million, respectively.

Sweet Holdings Segment

The Sweet Holding business segment activities consist of the operations of its acquired businesses in the candy and confections industry.  Revenues from these acquisitions included in BBX Capital’s Consolidated Statement of Operations for the year ended December 31, 2015 and 2014 aggregated $27.8 million and $16.3 million, respectively.  These business acquisitions had total assets as of December 31, 2015 of $36.9 million.  Sweet Holdings’ net loss for the year ended December 31, 2015 was $8.4 million compared to net income of $3.1 million for the year ended December 31, 2014.

Employees

 BBX Capital currently maintains comprehensive employee benefit programs that are considered by management to be generally competitive with programs provided by other employers in its markets.

The number of employees at the indicated dates was:

	December 31, 2015		December 31, 2014
	Full-	Part-	Full-	Part-
	time	time	time	time
BBX Capital	44	29	39	26
Renin	232	-	217	4
Sweet Holdings	238	108	157	63
Total	514	137	413	93

Competition

The industries in which BBX Capital conducts business are very competitive and BBX Capital faces substantial competition from real estate developers and building construction companies, and for investments from private equity funds, family offices and hedge funds.  BBX Capital may compete with institutions and entities that are larger and have greater resources than the resources available to BBX Capital.  Four companies in the candy and confections industry currently account for approximately 71% of the industry’s revenues reflecting significant consolidation in the industry in which Sweet Holdings operates.    Renin operations include the manufacturing of wall décor, hardware, and fabricated glass.  Renin’s products are sold mainly to large retailers as well as to housing and building construction companies. The industry in which Renin operates experiences intense competition from foreign importers and producers.

ITEM 1A.  RISK FACTORS

BBX Capital’s business and operations and the mix of its assets significantly changed as a result of the sale of BankAtlantic to BB&T during July 2012, and its financial condition and results of operations depend on the monetization of its assets at or near their current book values and its results of operations will depend on the success of its investments.

As a result of the BB&T transaction, BBX Capital’s business and operations significantly changed from its business and operations prior to the sale of BankAtlantic. As a consequence, BBX Capital’s financial condition and results of operations will be dependent on its ability to successfully manage and monetize legacy assets and on the results of operations of Bluegreen and Bluegreen’s ability to continue to pay dividends to Woodbridge and in turn Woodbridge’s payment of dividends to BBX Capital.  Further, BBX Capital’s loan portfolio and real estate may not be easily salable in the event BBX Capital decides to liquidate an asset through a sale transaction. BBX Capital’s financial condition and results of operations will be dependent in the long term on the success of its investments.  If the legacy assets are not monetized at or near the current book values ascribed to them, or if these assets are liquidated for amounts less than book value, BBX Capital’s financial condition and results of operations would be adversely affected, and its ability to successfully pursue its business goals could be adversely affected. Because a majority of its assets do not generate income on a regular basis, BBX Capital does not expect to generate significant revenue or income with respect to these assets until such time as an asset is monetized through repayments or it consummates transactions involving the sale, joint venture or development of the underlying real estate or investments. Accordingly, BBX Capital expects its revenues and results of operations to vary significantly on a quarterly basis and from year to year.

BBX Capital’s substantial investment in Woodbridge and BBX Capital’s indirect interest in Bluegreen exposes BBX Capital to the risks associated with Bluegreen and the vacation ownership industry.

As previously described, BBX Capital invested $71.75 million in Woodbridge in April 2013 in exchange for a 46% equity interest in Woodbridge. Woodbridge owns all of the shares of Bluegreen’s common stock which constitute Woodbridge’s primary asset.  While Woodbridge and Bluegreen are not consolidated into BBX Capital’s financial statements, its investment in Woodbridge is significant and its operating results and financial condition, including its liquidity, is dependent in part on Bluegreen’s performance and Bluegreen’s ability to pay dividends. Bluegreen is subject to various risks and uncertainties which may impact its business and results, including, but not limited to, the following:

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
•

While Bluegreen has attempted to restructure its business to reduce its need for and reliance on financing for liquidity in the short term, there is no assurance that Bluegreen’s business and profitability will not be impacted by its ability to obtain financing, which may not be available on favorable terms, or at all;

•	Bluegreen's indebtedness may impact its financial condition and results of operations, and the terms of Bluegreen's indebtedness may limit its activities and its ability to pay dividends;
•	The ratings of third-party rating agencies could adversely impact Bluegreen’s ability to obtain, renew or extend credit facilities, or otherwise raise funds;
•	Bluegreen’s future success depends on its ability to market its products and services successfully and efficiently and Bluegreen’s marketing expenses may increase;
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

•

Adverse outcomes in legal or other regulatory proceedings, including claims for development-related defects or consumer complaints to regulatory authorities, could adversely affect Bluegreen’s financial condition and operating results;

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

For more detailed information regarding Bluegreen’s business, the risks set forth above and other risks which Bluegreen faces, see BFC’s Annual Report on Form 10-K for the year ended December 31, 2015, which is available free of charge on the SEC’s website at www.sec.gov, including the “Risk Factors – Risks Related to Bluegreen” section thereof.

During the year ended December 31, 2015 and 2014 and the nine months ended December 31, 2013, BBX Capital received dividends totaling $76.0 million from Woodbridge following its receipt of dividends from Bluegreen.  As indicated above, Bluegreen’s debt instruments contain restrictions on its ability to pay dividends.  In addition, dividend payments by Bluegreen are subject to declaration by Bluegreen’s board of directors, and subsequent dividends by Woodbridge are subject to the approval of the board of directors of BFC as well as BBX Capital’s board of directors.  Dividend decisions outside of BBX Capital’s control may not be made in BBX Capital’s best interest. If Bluegreen is unable to pay dividends or Bluegreen or Woodbridge does not otherwise pay dividends, BBX Capital’s liquidity would be materially and adversely impacted.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity” for additional information.

BBX Capital’s future acquisitions may reduce earnings, require it to obtain additional financing and expose it to additional risks.

BBX Capital’s business strategy includes investments in or acquisitions of operating companies, such as its acquisitions of Renin Corp. and the acquisitions of businesses by BBX Sweet Holdings in the candy and confections industry.  Some of these investments and acquisitions may be material. While BBX Capital is seeking investments and acquisitions primarily in companies that provide opportunities for growth, it may not be successful in identifying these opportunities. Investments or acquisitions that it completes may not prove to be successful or even if successful may not initially generate income, or may generate income on an irregular basis or over a long time period. Accordingly BBX Capital’s results of operations may vary significantly on a quarterly basis and from year to year. Acquisitions may result in additional risks and may have a material adverse effect on BBX Capital’s results of operations.   Acquisitions entail numerous risks, including:

•	Difficulties in integrating and assimilating acquired management and operations;
•	Risks associated with achieving profitability;
•	The incurrence of significant due diligence expenses relating to acquisitions that are not completed;
•	Unforeseen expenses and losses;

•	Risks associated with entering new markets in which it has no or limited prior experience;
•	The potential loss of key employees or founders of acquired organizations; and
•	Risks associated with transferred assets and liabilities.

BBX Capital may not be able to acquire or profitably manage additional businesses, or to integrate successfully any acquired businesses, including Renin and the businesses BBX Sweet Holdings acquired, without substantial costs, delays or other operational or financial difficulties, including difficulties in integrating information systems and personnel and establishing control environment processes across acquired businesses.  The failure to do so could have a material adverse effect on its business, financial condition and results of operations.  In addition, to the extent that operating businesses are acquired outside the United States or the State of Florida, there will be additional risks related to compliance with foreign regulations and laws including tax laws, labor laws, currency fluctuations and geography economic conditions.

In addition, BBX Capital faces competition in making investments or acquisitions which could increase the costs associated with the investment or acquisition. Further, investments or acquisitions may rely on additional debt or equity financing. The issuance of debt will result in additional leverage which could limit its operating flexibility, and the issuance of equity could result in additional dilution to its shareholders. In addition, such financing could consist of equity securities which have rights, preferences or privileges senior to BBX Capital’s Class A Common Stock.

If BBX Capital requires additional financing in the future, the financing may not be available when needed or on favorable terms, if at all. Additionally, shareholder approval will not be sought in connection with any investments or acquisitions unless required by law or regulation.

Some of BBX Capital’s operations are through unconsolidated joint ventures with unaffiliated third parties and BBX Capital may be adversely impacted by a joint venture partner’s failure to fulfill its obligations.

By entering into joint ventures, BBX Capital can reduce the amount invested in the ownership and development of real estate properties. However, joint venture partners may become financially unable or unwilling to fulfill their obligations under the joint venture agreements. Most joint ventures borrow money to help finance their activities, and although recourse on the loans is generally limited to the managing members, joint ventures and their properties, BBX Capital has in some cases and may in the future provide ongoing financial support or guarantees. If joint venture partners do not meet their obligations to the joint venture,  BBX Capital may be required to make significant expenditures which may have an adverse effect on its operating results or financial condition.

Investments in real estate developments directly or through joint ventures expose it to market and economic risks inherent in the real estate construction and development industry.

 The real estate construction and development industry is highly competitive and subject to numerous risks which in many cases are beyond management’s control.  The success of BBX Capital’s investments in real estate developments is dependent on many factors, including:

•	Demand for or oversupply of new homes, rental apartments and commercial real estate;
•	Demand for commercial real estate tenants;
•	Real estate market values;
•	Changes in capitalization rates impacting real estate values;
•	Inventory of foreclosed homes negatively impacting selling prices;
•	Availability and reasonable pricing of skilled labor;
•	Availability and reasonable pricing of construction materials such as lumber, framing, concrete and other building materials;
•	Changes in laws and regulations for new construction and land entitlements, including environmental and zoning laws and regulations;
•	Natural disasters and severe weather conditions increasing costs, delaying construction, causing uninsured losses or reducing demand for new homes;
•	Availability and cost of mortgage financing for potential purchasers;

•	Mortgage loan interest rates;
•	Availability, delays and costs associated with obtaining permits, approvals or licenses necessary to develop property;
•	Construction defects and product liability claims and;
•	General economic conditions.

Any of these factors could give rise to delays in the start or completion of a project, or increase the cost of developing a project, or could result in reduced prices and values for BBX Capital’s developments, including developments underlying its joint venture investments.

A significant portion of BBX Capital’s assets are located in Florida and economic conditions in the Florida real estate market could adversely affect, BBX Capital’s earnings and financial condition.

The legacy assets retained by BBX Capital in the BB&T Transaction and the real estate investments made by BBX Capital are primarily in the Florida market, and adverse changes to the Florida economy or the real estate market may negatively impact BBX Capital’s earnings and financial condition. BBX Capital’s business, the primary source of repayment for loans and the real estate collateralizing loans and real estate acquired through foreclosure or settlements with borrowers and its investments in real estate joint ventures are primarily concentrated in Florida. As a result, BBX Capital is exposed to geographic risks of high unemployment rates, declines in the housing industry and declines in the real estate market in Florida. Adverse changes in laws and regulations in Florida would have a negative impact on BBX Capital’s revenues, financial condition and business. Declines in the Florida housing markets may negatively impact the credit performance of BBX Capital’s loans and result in significant asset impairments. Further, the State of Florida is subject to the risks of natural disasters such as tropical storms and hurricanes, which may disrupt BBX Capital’s operations, adversely impact the ability of its borrowers to timely repay their loans, adversely impact the value of any collateral securing loans and BBX Capital’s portfolio of real estate (both held-for-sale and held-for-investment), or otherwise have an adverse effect on BBX Capital’s results of operations. The severity and impact of tropical storms, hurricanes and other weather related events are unpredictable.

An increase in BBX Capital’s allowance for loan losses will result in reduced earnings.

BBX Capital continues to be exposed to the risk that borrowers will be unable to repay their loans according to their terms and that any collateral securing the payment of these loans will not be sufficient to assure full repayment. Management evaluates the collectability of the loan portfolio and provides an allowance for loan losses that it believes is adequate based upon such factors as:

•	the risk characteristics of various classifications of loans;
•	previous loan loss experience;
•	delinquency trends;
•	estimated fair value of the collateral; and
•	current economic conditions.

Many of these factors are difficult to predict or estimate accurately, particularly in a changing economic environment. The process of determining the estimated losses inherent in the loan portfolio requires subjective and complex judgments and the level of uncertainty concerning economic conditions may adversely affect the ability to estimate the losses which may be incurred in the loan portfolio. If such evaluation is incorrect and borrowers’ defaults result in losses exceeding the portion of the allowance for loan losses allocated to those loans, or if perceived adverse trends requires significant increases in the allowance for loan losses in the future, BBX Capital’s earnings could be significantly and adversely affected.

Non-accrual loans take significant time to resolve and adversely affect BBX Capital’s results of operations and financial condition, and could result in further losses in the future.

At December 31, 2015, non-accrual loans totaled approximately $17.4 million or 72% of BBX Capital’s total loan portfolio. Non-accrual loans adversely affect net income through foreclosure costs, operating expenses and taxes. Until these loans are monetized,  BBX Capital may incur additional losses relating to these non-accrual loans. BBX Capital records interest income on non-accrual loans on a cash basis. When BBX Capital receives the collateral in foreclosures or similar proceedings, BBX Capital is required to mark the related collateral to the then fair market value, generally based on appraisals of the property. These loans also increase BBX Capital’s risk profile, and increases in the level of non-accrual loans adversely affect BBX Capital’s results of operations and financial condition. While BBX Capital seeks to manage non-accrual loans, decreases in the value of these loans or deterioration in the financial condition of borrowers, which is often impacted by economic and market conditions beyond BBX Capital’s control, could adversely affect BBX Capital’s business, results of operations and financial condition. In addition, the resolution of non-accrual loans requires significant commitments of management time.

BBX Capital’s consumer loan portfolio is concentrated in home equity loans collateralized by properties located in South Florida.

Financial institutions and other lenders have tightened underwriting standards which has limited the ability of borrowers to refinance. The majority of BBX Capital’s home equity loans are residential second mortgages that exhibit higher loss severity than residential first mortgages. If home prices decline, BBX Capital may experience higher credit losses from this loan portfolio. Since the collateral for this portfolio consists primarily of second mortgages, it is unlikely that BBX Capital will be successful in recovering all or any portion of BBX Capital’s loan proceeds in the event of a default unless BBX Capital is prepared to repay the first mortgage and such repayment and the costs associated with a foreclosure are justified by the value of the property.

The cost and outcome of pending legal proceedings may impact BBX Capital’s results of operations.

BBX Capital is involved in ongoing litigation which has resulted in significant selling, general and administrative expenses relating to legal and other professional fees. Pending proceedings include litigation brought by the SEC, litigation arising out of workouts and foreclosures, and legal proceedings associated with BankAtlantic’s tax certificate business. As discussed under Item 3. Legal Proceedings, the jury in the SEC action found that BBX Capital and BBX Capital’s Chairman and Chief Executive Officer, Alan B. Levan had engaged in an act of fraud or deceit toward shareholders or prospective investors by making materially false statements knowingly or with severe recklessness (1) with respect to three statements in a July 25, 2007 conference call and (2) failing to classify certain loans as held-for sale in the 2007 Annual Report on Form 10-K.  The jury also found that Mr. Levan made or caused to be made false statements to the independent accountants regarding the held for sale issue. BBX Capital and Mr. Levan have appealed the adverse judgment to the Eleventh Circuit Court of Appeals. While the results of appellate review are uncertain legal and related costs are being incurred in connection with the appeal.  BBX Capital received legal fee and cost reimbursements from its insurance carrier in connection with the SEC action of approximately $5.8 million as of December 31, 2015 and the insurance carrier has indicated it may seek reimbursement for costs, charges and expenses advanced in connection with this matter. If BBX Capital is required to reimburse the insurance carrier, such reimbursements would adversely impact BBX Capital’s financial condition and results of operations. See Item 3. Legal Proceedings.

Adverse market conditions may affect BBX Capital’s business and results of operations.

BBX Capital’s financial condition and results of operations may be adversely impacted as a result of any downturn in the U.S. housing and commercial real estate markets and general economic conditions.  Negative market and economic developments may cause increases in delinquencies and default rates of BBX Capital’s loans and may impact charge-offs and provisions for loan losses and the value of BBX Capital’s real estate and other real estate related assets.

Renin sales are concentrated with two significant customers and there is significant competition in the industry.

A significant amount of Renin’s sales are to big-box home centers.  These home centers in many instances have significant negotiating leverage with their vendors, and are able to affect the prices Renin receives for its products and the terms and conditions on which Renin conducts its business with them.  These home centers may also reduce the number of vendors they purchase from or make significant changes in their volume of purchases. Although homebuilders, dealers and other retailers represent other channels of distribution for Renin’s products, the loss of a home center customer or reduced sales volume from any of these home centers would have a material adverse effect on Renin’s business. Further, Renin has substantial competition from overseas manufacturers of products similar to those sold by Renin.

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

The operating results of Renin and BBX Sweet Holdings would be negatively impacted if they experience increased commodity costs or a limited availability of commodities.

BBX Capital’s operating businesses purchase various commodities to manufacture products, including steel, aluminum, glass and mirror in the case of Renin, and sugar and cocoa in the case of BBX Sweet Holdings. Fluctuations in the availability and prices of these commodities could increase the cost to manufacture products. Further, increases in energy costs could increase production costs as well as transportation costs, each of which could negatively affect these businesses operating results.  Renin’s and BBX Sweet Holdings’ existing arrangements with customers, competitive considerations and the relative negotiating power and resistance of  home center customers and big-box retailers to price increases make it difficult to increase selling prices to absorb increased production costs. If Renin and BBX Sweet Holdings are not able to increase the prices of its products or achieve other cost savings or productivity improvements to offset any increased commodity and production costs, BBX Capital’s operating results could be negatively impacted.

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

Market demand for chocolate and candy products could decline.

BBX Sweet Holdings and its acquired businesses operate in highly competitive markets and compete with larger companies that have greater resources.  The success of these businesses is impacted by many factors, including the following:

•	Effective retail execution;
•	Effective and cost efficient advertising campaigns and marketing programs;
•	Adequate supply of commodities at a reasonable cost;
•	Oversight of product safety;
•	Ability to sell manufactured products at competitive prices;
•	Response to changes in consumer preferences and tastes; and
•	Changes in consumer health concerns, including obesity and the consumption of certain ingredients.

A decline in market demand for chocolate and candy products could negatively affect operating results.

BBX Sweet Holdings product recall or product liability claims could have a material and adverse effect.

Selling products for human consumption involves inherent legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. BBX Sweet Holdings could decide or be required to destroy inventory, recall products or lose sales in connection with contamination, tampering, adulteration or other deficiencies.  These events could result in significant losses and may damage BBX Sweet Holdings’ reputation, and discourage consumers from buying products, or cause production and delivery disruptions which would adversely affect BBX Sweet Holdings’ financial condition and results of operations.  BBX Sweet Holdings may also incur losses if products cause injury, illness or death.  A significant product liability claim may adversely affect both reputation and profitability, even if the claim is unsuccessful.

BBX Capital’s financial performance may adversely affect its ability to access capital and may have a material adverse effect on its business, financial condition and results of operations.

BBX Capital’s ability to fund operations and investment opportunities may depend on its ability to raise capital in the secondary markets and on its ability to monetize its portfolio of non-accruing loans and foreclosed real estate.  Its ability to raise additional capital will depend on, among other things, conditions in the financial markets at the time, which are outside of BBX Capital’s control, as well as litigation and its financial condition, results of operations and prospects. The failure to obtain capital may have a material adverse effect on our results of operation and financial condition.

BBX Capital is controlled by BFC and its controlling shareholders, and this control position may adversely affect the market price of BBX Capital’s Class A Common Stock.

BFC currently owns 13,321,441 shares of BBX Capital’s Class A Common Stock, representing approximately 81% of the outstanding shares of such stock and all 195,045 outstanding shares of BBX Capital’s Class B Common Stock representing approximately 90% of BBX Capital’s total voting power. Additionally, Alan B. Levan and John E. Abdo, Vice Chairman of BBX Capital and BFC, collectively beneficially own shares of BFC’s Class A Common Stock and Class B Common Stock representing approximately 63% of BFC’s total voting power. BBX Capital’s Class A Common Stock and Class B Common Stock vote as a single group on most matters. Accordingly, BFC, directly, and Messrs. Levan and Abdo, indirectly through BFC, are in a position to control BBX Capital, elect BBX Capital’s board of directors and significantly influence the outcome of any shareholder vote. This control position may have an adverse effect on the market price of BBX Capital’s Class A Common Stock.

BFC can reduce its economic interest in BBX Capital and still maintain voting control.

BBX Capital’s Class A Common Stock and Class B Common Stock generally vote together as a single class, with the Class A Common Stock possessing a fixed 53% of the aggregate voting power of BBX Capital, and the Class B Common Stock possessing a fixed 47% of such aggregate voting power. BBX Capital’s Class B Common Stock currently represents less than 1% of BBX Capital’s total common equity and 47% of BBX Capital’s total voting power. As a result, the voting power of BBX Capital’s Class B Common Stock does not bear a direct relationship to the economic interest represented by the shares.

Any issuance of shares of Class A Common Stock will further dilute the relative economic interest of the Class B Common Stock, but will not decrease the voting power represented by the Class B Common Stock. Further, BBX Capital’s Restated Articles of Incorporation provide that these relative voting percentages will remain fixed until such time as BFC and its affiliates own less than 97,253 shares of the Class B Common Stock, which is approximately 50% of the number of shares of Class B Common Stock that BFC now owns, even if additional shares of Class A Common Stock are issued. Therefore, BFC may sell up to approximately 50% of its shares of Class B Common Stock (after converting those shares to shares of Class A Common Stock), and significantly reduce its economic interest in BBX Capital, while still maintaining its voting power. If BFC were to take this action, it would widen the disparity between the equity interest represented by the Class B Common Stock and its voting power. Any conversion of shares of Class B Common Stock into shares of Class A Common Stock would further dilute the voting interests of the holders of the Class A Common Stock.

Provisions in BBX Capital’s Restated Articles of Incorporation and Amended and Restated Bylaws, and recently adopted shareholder rights plan, may make it difficult for a third party to acquire BBX Capital and could depress the price of BBX Capital’s Class A Common Stock.

BBX Capital’s Restated Articles of Incorporation and Amended and Restated Bylaws contain provisions that could delay, defer or prevent a change of control of BBX Capital or its management. These provisions could make it more difficult for shareholders to elect directors and take other corporate actions. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of BBX Capital’s Class A Common Stock. These provisions include:

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

In addition, on February 7, 2013, BBX Capital adopted a shareholder rights plan which is designed to preserve certain tax benefits available to BBX Capital. However, because the rights plan provides a deterrent to investors from acquiring a 5% or greater ownership interest in Class A Common Stock, it may have an anti-takeover effect.

The loss of key personnel or the failure to attract and retain highly qualified personnel could adversely affect BBX Capital’s operations.

BBX Capital’s performance is largely dependent on the talents and efforts of skilled individuals. BBX Capital’s business operations could be adversely affected if BBX Capital is unable to retain and motivate BBX Capital’s existing employees and attract new employees as needed. In addition, as previously described, the jury in the SEC action found that BBX Capital and Alan B. Levan committed violations of federal securities laws. While BBX Capital and Mr. Levan appealed the adverse judgment to the Eleventh Circuit Court of Appeals, the results of appellate review are uncertain.  Mr. Alan Levan resigned as BBX Capital’s Chairman and Chief Executive Officer on December 23, 2015.  BBX Capital believes that Mr. Abdo, who serves as a director and Vice Chairman of BBX Capital and Jarett Levan, the Board appointed acting Chairman and Chief Executive Officer will mitigate the loss of Mr. Alan Levan as Chairman and Chief Executive Officer.

Information technology failures and data security breaches could harm BBX Capital’s business.

BBX Capital relies on information technology (IT) systems, including Internet sites, data hosting facilities and other hardware and platforms, some of which are hosted by third parties. These IT systems, like those of most companies, may be vulnerable to a variety of interruptions, including, but not limited to, natural disasters, telecommunications failures, hackers, and other security issues. Moreover, BBX Capital’s computer systems, like those of most companies, are subjected to computer viruses or other malicious codes, and to cyber or phishing-attacks. Although administrative and technical controls have been implemented which attempt to minimize the risk of cyber incidents, computer intrusion efforts are becoming increasingly sophisticated, and any enhanced controls installed might be breached. If the IT systems cease to function properly, BBX Capital could suffer interruptions in its operations. If the cyber-security is breached, unauthorized persons may gain access to proprietary or confidential information, including information about borrowers, employees or investments. This could require BBX Capital to incur significant costs to repair or restore the security of its systems.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

BBX Capital leases its principal executive offices which are located at 401 East Las Olas Blvd, Fort Lauderdale, Florida, 33301. The office lease expiration date is June 30, 2021.  BBX Capital has the right to renew the terms of the lease for two additional five year terms.

Renin leases its executive offices located at 110 Walker Drive, Brampton, Ontario. The office lease expiration date is December 31, 2024.  Renin leases two manufacturing facilities in the United States and Canada which have lease expiration dates of December 31, 2022 and December 31, 2024.

Hoffman’s owns its chocolate manufacturing facility located at 5190 Lake Worth Road, Greenacres, Florida.  The facility is comprised of a 4,000 square foot office and store front area and a 11,526 square foot manufacturing area.  Hoffman’s also owns two warehouse facilities in Riviera Beach, Florida and leases a warehouse in Greenacres, Florida which expires June 30, 2017.

Hoffman’s leases three of its retail locations in West Palm Beach, Florida with lease expiration dates ranging from March 5, 2017 to December 31, 2019. Hoffman’s leases four retail locations in Broward County, Florida with lease expiration dates ranging from June 30, 2019 to December 31, 2020.

Williams and Bennett leases its chocolate manufacturing facility located at 2045 High Ridge Road, Boynton Beach, Florida with an expiration date of January 31, 2020. The facility is comprised of 30,000 square feet of office, manufacturing, warehousing and food storage areas.

Anastasia leases its chocolate manufacturing facility located at 1815 Cypress Lake Drive, Orlando, Florida with an expiration date of September 30, 2019 with three additional option terms of five years each commencing as of the expiration date. The facility is comprised of 80,000 square feet of office,  manufacturing, warehousing and food storage areas.

Kencraft leases a manufacturing, storage and distribution facility located at 680 South 500 East, American Fork, Utah, with a lease expiration date of May 31, 2023.

ITEM 3.  LEGAL PROCEEDINGS

Securities and Exchange Commission v. BankAtlantic Bancorp, Inc. and Alan B. Levan, Case No. 12-60082-CV-SCOLA, United States District Court, Southern District of Florida

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, BBX Capital’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX Capital’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleged that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The Court denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.

On December 15, 2014, after a six-week trial, the jury found in favor of BBX Capital and Alan B. Levan with respect to the disclosures made during an April 2007 earnings conference call and in BBX Capital’s quarterly reports on Form 10-Q for the 2007 first and second quarters, but found that they had engaged in an act of fraud or deceit toward shareholders or prospective investors by making materially false statements knowingly or with severe recklessness (1) with respect to three statements in the July 25, 2007 conference call referenced above, and (2) failing to classify certain loans as held-for sale in the 2007 Annual Report on Form 10-K.  The jury also found that Mr. Levan made or caused to be made false statements to the independent accountants regarding the held for sale issue.

The SEC sought a final judgment: (i) permanently barring Alan B. Levan from serving as an officer or director of any SEC reporting company; (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Alan B. Levan; and (iii) permanently restraining BBX Capital and Alan B. Levan from violating securities laws.  On September 24, 2015, the court entered a final judgment denying the SEC’s request for a permanent bar from Mr. Levan serving as an officer or director of any public company, but instead ordered Mr. Levan barred from serving as an officer or director of any public company for a period of two years commencing on December 23, 2015. As a result of the court's decision, on December 23, 2015 Mr. Levan resigned as Chairman and Chief Executive Officer of BBX Capital, as Chairman, Chief Executive Officer and President of BFC, and as a director of BBX Capital and BFC.   The court also imposed monetary penalties against BBX Capital in the amount of $4,550,000 and monetary penalties against Mr. Levan in the amount of $1,300,000.  BBX Capital and Mr. Levan are appealing the final judgment to the Eleventh Circuit Court of Appeals.

On January 14, 2015, BBX Capital received notice from its insurance carrier that, based upon its interpretation of the jury verdict in this action, the carrier does not believe it is obligated to advance further payments towards fees and costs incurred in connection with this action and that it reserves its right to obtain reimbursement of the amounts it previously advanced with respect to this action.  BBX Capital has received legal fee and cost reimbursements from its insurance carrier in connection with this action of approximately $5.8 million.

In re:  New Jersey Tax Sales Certificates Antitrust Litigation v. BBX Capital Corporation f/k/a BankAtlantic Bancorp, Inc., Fidelity Tax, LLC, Gary I. Branse, Michael Deluca and BB&T Corporation, and multiple other individuals and entities who purchased New Jersey tax certificates between 1998 to February 2009, Case No.12-CV-01893-MAS-TJB, United States District Court, District of New Jersey (Trenton)

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly owned subsidiary of CAM, among others as defendants.  The class action complaint was brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs alleged that beginning in January 1998 and at least through February

2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction. While BBX Capital believed the claims to be without merit, BBX Capital reached an agreement to settle the action, subject to court approval. The settlement has been preliminarily approved by the court and the final approval hearing is currently scheduled for the second quarter of 2016.

ITEM 4.  Mine Safety Disclosures.

Not Applicable

PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

BBX Capital’s Class A Common Stock is traded on the New York Stock Exchange under the symbol “BBX.” BFC Financial Corporation (“BFC”) is the sole holder of BBX Capital’s Class B Common Stock and there is no trading market for BBX Capital’s Class B Common Stock. The Class B Common Stock may only be owned by BFC or its affiliates and is convertible into Class A Common Stock on a share for share basis.

On March 8, 2016, there were approximately 236 record holders and 16,199,145 shares of the Class A Common Stock issued and outstanding. In addition, there were 195,045 shares of Class B Common Stock outstanding at March 8, 2016.

The following table sets forth, for the periods indicated, the high and low sale prices of the Class A Common Stock as reported by the New York Stock Exchange:

	Class A Common Stock
	High	Low
Calendar Year 2014
First quarter	$22.54	$14.18
Second quarter	20.50	17.06
Third quarter	19.95	17.25
Fourth quarter	18.50	11.80
For the year ended December 31, 2014	22.54	11.80

Calendar Year 2015
First quarter	$18.79	$13.26
Second quarter	19.18	15.39
Third quarter	16.56	15.32
Fourth quarter	18.44	14.45
For the year ended December 31, 2015	19.18	13.26

Dividends

There were no cash dividends paid by BBX Capital during the years ended December 31, 2015, and 2014.        While BBX Capital currently expects to continue to utilize its available cash to pursue opportunities in accordance with its business strategies, it may consider the payment of dividends in the future depending upon its results of operations, liquidity needs and other factors.

Issuer Purchases of Equity Securities

In September 2014 BBX Capital’s Board of Directors approved a share repurchase program which authorizes the repurchase of up to $20.0 million of Class A Common Stock.  BBX Capital announced the share repurchase program on November 10, 2014 and have yet to make any repurchases under the program.

Securities Available Under Equity Compensation Plan

The following table lists all securities authorized for issuance under the Company’s equity compensation plans at December 31, 2015:

			Number of securities
			remaining available for
			future issuance under
	Number of securities to	Weighted-average	equity compensation plans
	be issued upon exercise	exercise price of	excluding outstanding
Plan category	of outstanding options	outstanding options	options
Equity compensation plans
approved by security holders	7,016	$108.24	177,410

Total	7,016	$108.24	177,410

In March 2015 BBX Capital’s Board of Directors approved an amendment to both the BBX Capital Corporation 2014 Stock Incentive Plan and the 2005 Restricted Stock and Option Plan. The amendment to each Plan authorizes the Compensation Committee to issue restricted stock awards in the form of restricted stock units rather than just restricted stock.  Following the amendment, BBX Capital and its executive officers agreed to retire any shares of BBX Capital’s outstanding Class A restricted common stock awards (“RSAs”) previously issued in the name of the Compensation Committee and subject to forfeiture until vested in exchange for BBX Capital issuing to the executive officers restricted Class A common stock units (“RSUs”) resulting in the retirement of 1,391,282 Class A common shares. Pursuant to the terms of the RSUs, BBX Capital promises to issue Class A common stock only at the time the underlying units vest.  The RSUs issued have the same terms, and cover the same number of underlying shares of Class A common stock, as the RSAs that were retired.

Shareholder Return Performance Graph

Set forth below is a graph comparing the cumulative total returns (assuming reinvestment of dividends) for the Class A common stock, the Standard and Poor’s 500 Stock Index and the Standard and Poor’s 500 Small-Cap Stock Index and assumes $100 is invested on December 31, 2010.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
BBX Capital Corporation	100.00	58.78	116.52	271.30	286.09	272.17
Standard and Poor's Small-Cap Stock Index	100.00	99.752	114.06	159.38	166.58	160.81
Standard and Poor's 500 Stock Index	100.00	99.997	113.40	146.97	163.71	162.52

Total Return Performance Graph
BBX Capital Corporation
Standard and Poor's Small-Cap Stock Index
Standard and Poor's 500 Stock Index
350.00
300.00
250.00
200.00
150.00
100.00
50.00
-
12/31/2010
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015

BBX Capital has focused on repositioning its business since the sale of BankAtlantic to BB&T in July 2012, and BBX Capital is not able to identify a group of peer companies or industry or line-of-business index which it believes is comparable to BBX Capital and its current operations.  Accordingly, the Standard and Poor’s Small-Cap Stock Index was selected based on BBX Capital’s market capitalization.

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following tables present a summary of selected historical consolidated financial data as of and for the periods indicated below. The selected historical consolidated statements of operations for fiscal years 2015, 2014 and 2013 and the selected consolidated statements of financial condition as of December 31, 2015 and 2014 are derived from BBX Capital’s consolidated financial statements included in Item 8 of this report. The selected historical consolidated statements of operations for fiscal years 2012 and 2011 and the selected consolidated statements of financial condition as of December 31, 2013, 2012 and 2011 are derived from BBX Capital’s previously filed audited consolidated financial statements and have been updated to conform to the current presentation.

	For the Years Ended December 31,
(In thousands except per share data)	2015	2014	2013	2012	2011
Statements of Operations Data:
Total revenues	$131,483	92,645	48,658	33,285	45,682
Recoveries from (provision for) for loan losses	13,457	7,155	43,865	(2,405)	(37,874)
Asset impairments, net	(287)	(7,015)	(4,708)	(9,931)	(14,666)
Other costs and expenses	(134,780)	(116,305)	(53,596)	(68,169)	(72,134)
Total costs and expenses	(121,610)	(116,165)	(14,439)	(80,505)	(124,674)
Equity in earnings of Woodbridge Holdings, LLC	14,974	25,282	13,461	-	-
Equity in losses of unconsolidated real estate joint ventures	(1,565)	(559)	-	-	-
Income (loss) from continuing operations before income taxes	23,282	1,203	47,680	(47,220)	(78,992)
Provision (benefit) for income taxes (5)	(245)	(3,101)	20	(18,744)	(19,480)
Income (loss) from continuing operations	23,527	4,304	47,660	(28,476)	(59,512)
Discontinued operations, net of tax (4)	-	-	-	264,238	30,771
Net income (loss)	23,527	4,304	47,660	235,762	(28,741)
Less: net (earnings) loss attributable to noncontrolling interest	(1,753)	391	179	-	(336)
Net income (loss) attributable to BBX Capital Corporation	$21,774	4,695	47,839	235,762	(29,077)

	For the Years Ended December 31,
(In thousands except per share data)	2015	2014	2013	2012	2011
Per Common Share Data (1):
Basic earnings (loss) per share (5)(6)	$1.34	0.29	3.02	15.00	(2.04)
Diluted earnings (loss) per share (5)(6)	$1.30	0.28	2.94	15.00	(2.04)
Book value per share (2)	$20.42	19.16	18.93	15.24	(1.08)

Weighted Average Number of Common Shares Outstanding:
Basic weighted average number of common shares outstanding	16,229	16,043	15,843	15,720	14,227
Diluted weighted average number of common shares outstanding	16,805	16,678	16,278	15,720	14,227

	As of December 31,
(In thousands except share and per share data)	2015	2014	2013	2012	2011
Statements of Financial Condition Data (at period end):
Loans held-for-sale	$21,354	35,423	53,846	24,748	55,601
Loans receivable, net of allowance for loan losses	34,035	26,844	72,226	292,562	2,448,203
Total assets	393,541	392,936	431,147	470,703	3,678,119
Deposits	-	-	-	-	3,280,083
Other borrowings (3)	21,421	42,021	99,213	207,178	359,114
Total equity	335,979	311,280	303,566	240,324	(16,926)

1.	No cash dividends have been declared or paid during each of the years in the five year period ended December 31, 2015.
2.	The denominator of book value per share for all periods was computed by combining the number of Class A and Class B shares outstanding at year end.
3.

Other borrowings consisted of notes payable for the year ended December 31, 2015.  Other borrowings consisted of BB&T’s preferred interest in FAR, notes payable to related parties and notes payable as of December 31, 2014, 2013 and 2012.  Other borrowings were primarily FHLB advances, subordinated debentures, and junior subordinated debentures as of December 31, 2011.

4.

Discontinued operations include the results of operations of BankAtlantic’s Community Banking, Investments, Tax Certificates and Capital Services reporting units for each of the years in the two year per period ended December 31, 2012.

5.

During each of the years in the five year period ended December 31, 2015,  BBX Capital maintained a deferred tax valuation allowance for its entire net deferred tax asset. During the years ended December 31, 2015 and 2014, BBX Capital recognized a tax benefit of $0.3 million and $3.1 million from the reduction in the deferred tax valuation allowance for taxable temporary differences recognized in connection with certain BBX Sweet Holdings acquisitions.  During the years ended December 31, 2012 and 2011, BBX Capital recognized a tax benefit of $18.7 million and $19.2 million, respectively, from the reduction in the deferred tax asset valuation allowance associated with income from discontinued operations.

6.	For the years ended December 31, 2012 and 2011, basic and diluted earnings per share from discontinued operations was $16.81 and $2.17 per share, respectively.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

BBX Capital Corporation was organized under the laws of the State of Florida in 1994. BBX Capital Corporation’s principal asset until July 31, 2012 was its ownership of BankAtlantic and its subsidiaries.  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida and provided traditional retail banking services and a wide range of commercial banking products and related financial services through a broad network of community branches located in Florida.  On July 31, 2012, BBX Capital completed the sale to BB&T of all of the issued and outstanding shares of capital stock of BankAtlantic (the “BB&T Transaction”).

BBX Capital’s activities subsequent to the consummation of the BB&T Transaction involve the ownership, acquisition, investment and management of real estate and real estate development projects as well as its investments in operating businesses.

BBX Capital’s investments in real estate joint ventures generally were arrangements with developers for residential and commercial development projects in which BBX Capital has funded its equity investment in joint ventures through cash investments or by contributing real estate properties.

Consolidated Results of Operations

BBX Capital reports its consolidated results of operations in three reportable segments, BBX, Renin and Sweet Holdings.

Income (loss) from each of BBX Capital’s reportable segments was as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
BBX	$33,334	3,224	48,659
Renin	(2,058)	(2,044)	(941)
Sweet Holdings	(8,767)	23	(38)
Reconciling item (1)	773	-	-
Income before income taxes	23,282	1,203	47,680
(Benefit) provision for income taxes	(245)	(3,101)	20
Net income	$23,527	4,304	47,660

(1)	Represents capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment.

Overview

BBX Reportable Segment

The increase in BBX reportable segment income for the year ended December 31, 2015 compared to the same 2014 period resulted primarily from a $25.6 million increase in net gains on the sales of assets, $6.3 million of higher recoveries from loan losses and a $6.7 million reduction in asset impairments.   The above improvements in BBX reportable segment income were partially offset by $10.3 million of lower equity in earnings from BBX Capital’s investment in Woodbridge.

Gains on sales of assets for the year ended December 31, 2015 were $31.1 million compared to $5.5 million during the comparable 2014 period. The gains on the sales of assets during the year ended December 31,

2015 resulted primarily from the sales of four properties.  Two of the properties were located in West Palm Beach, Florida, a third property was located in the Bonterra master-planned community and the fourth property was acquired through a loan participation and sold by the lead bank. BBX recognized aggregate gains of $31.4 million in connection with sales of these four properties.

Recoveries for loan losses for the year ended December 31, 2015 were $13.5 million compared to $7.2 million during the comparable 2014 period.  The improvement in recoveries during 2015 was mainly due to lower charge-offs and higher recoveries from the charged off loan portfolio.  During the year ended December 31, 2015 charge-offs were $1.0 million compared to $7.2 million during the same 2014 period.

The lower asset impairments for the year ended December 31, 2015 compared to the same 2014 period resulted primarily from $8.6 million of impairments on two student housing rental facilities in Tallahassee, Florida during the year ended December 31, 2014 compared to a $1.8 million additional impairment on one of the student housing rental facilities in Tallahassee, Florida during the year ended December 31, 2015.

The $10.3 million decline in the equity in earnings of Woodbridge resulted primarily from Woodbridge’s $36.5 million settlement of litigation brought by Bluegreen’s former shareholders related to Woodbridge’s April 2013 acquisition of Bluegreen as described in further detail under “Liquidity and Capital Resources”.  As BBX has a 46% ownership interest in Woodbridge, the $36.5 million settlement reduced BBX’s equity in earnings of Woodbridge by $16.8 million for the year ended December 31, 2015.  The reduction in BBX’s equity in earnings of Woodbridge as a consequence of the litigation settlement was partially offset by improved earnings at Bluegreen.   Bluegreen’s net income attributable to shareholder was $68.0 million for the year ended December 31, 2015 compared to $54.5 million during the comparable 2014 period.

The decline in BBX reportable segment income for the year ended December 31, 2014 compared to the same 2013 period resulted primarily from $36.7 million of lower recoveries from loan losses and a $18.9 million decline in interest income recoveries associated with the repayment of non-accrual loans.  The above declines in BBX reportable segment income were partially offset by $11.8 million of higher equity earnings from BBX Capital’s investment in Woodbridge and lower interest expense associated with BB&T’s preferred interest in FAR.

Recoveries from loan losses and interest income recognized on non-accrual loans were $7.2 million and $5.4 million, respectively, for the year ended December 31, 2014 compared to $43.9 million and $24.3 million during the same 2013 period, respectively.  The significant loan loss recoveries and interest income for the year ended December 31, 2013 resulted primarily from a settlement with a borrower which resulted in reversals of previously charged-off commercial loans of $20.1 million and interest income recoveries of $13.6 million.

BBX Capital’s equity in earnings of Woodbridge was $25.3 million for the year ended December 31, 2014 compared to $13.5 million during the same 2013 period.  Equity in earnings of Woodbridge for the year ended December 31, 2013 were from the date of the investment (April 2, 2013) through December 31, 2013.

Renin Reportable Segment

Renin’s reportable segment loss during the year ended December 31, 2015 resulted primarily from $1.0 million of foreign exchange losses and expenses associated with the hiring of additional sales representatives and advertising expenditures for sales initiatives during 2015 as well as consulting expenditures to achieve product development and manufacturing efficiencies.  Renin’s new members of management include its CEO hired in June 2015 and a Vice President of Sales hired in September 2015.  Renin incurred severance costs associated with the reorganization of its marketing and corporate personnel during the year ended December 31, 2015. Renin improved its gross margin and gross margin percentage for the year ended December 31, 2015 compared to the same 2014 period as a greater proportion of Renin’s trade sales were higher margin hardware products.  Renin’s interest expense was lower during the year ended December 31, 2015 compared to the same 2014 period as Renin refinanced its notes payable in June 2014 at lower interest rates.

Renin’s reportable segment loss during the year ended December 31, 2014 resulted primarily from a $0.7 million loss on foreign currency exchange and $0.9 million of costs associated with the consolidation of manufacturing facilities in Canada.

Renin’s reportable segment loss for the two months ended December 31, 2013 included $1.0 million of acquisition related costs offset by a $1.0 million bargain purchase gain.  Management believes that it was able to acquire Renin for a bargain purchase gain because Renin Corp. was a distressed company.

Sweet Holdings Reportable Segment

The higher Sweet Holdings reportable segment loss for the year ended December 31, 2015 compared to the same 2014 period resulted primarily from increases in selling, general and administrative expenses, inventory markdowns as well as lower acquisition bargain purchase gains partially offset by an increase in trade sales associated with acquired companies.

The higher selling, general and administrative expenses of $9.1 million for the year ended December 31, 2015 compared to 2014 reflects operating expenses associated with companies acquired and costs to integrate these companies as well as increased compensation expense related to the hiring of industry professionals and fees to consultants. Executives hired during the first quarter of 2015 included a President for BBX Sweet Holdings and a President for Hoffman’s.  Also contributing to higher selling, general and administrative expenses were costs associated with relocating the Helen Grace California manufacturing facilities to Kencraft’s manufacturing facilities in Utah and costs associated with Hoffman’s retail store expansion initiatives.  Hoffman’s opened one retail location during the third quarter of 2014 as well as three retail locations during the year ended December 31, 2015 and anticipates opening additional retail locations in 2016.    Included in selling, general and administrative expenses for the year ended December 31, 2015 were $1.3 million of employee severance expenses and costs to relocate the Helen Grace manufacturing facilities to Utah.

The gross margin was adversely affected for the year ended December 31, 2015 by $600,000 of inventory markdowns and the relocation of Helen Grace’s manufacturing facilities from California to Utah in September 2015.

The bargain purchase gain of $254,000 for the year ended December 31, 2015 was associated with the Kencraft acquisition and the bargain purchase gain of $1.2 million for the year ended December 31, 2014 was associated with the Helen Grace acquisition.

Benefit for Income Taxes

The benefit for income taxes of $0.3 million for the year ended December 31, 2015 resulted from acquisition re-measurement adjustments and a reduction in BBX Capital’s deferred tax valuation allowance as a result of net taxable temporary differences that Sweet Holdings recognized in connection with the Kencraft acquisition.

The $3.1 million benefit for income taxes represents the reduction in BBX Capital’s deferred tax valuation allowance as a result of net taxable temporary differences that Sweet Holdings recognized in connection with its 2014 acquisitions.

BBX Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the BBX reportable segment (“BBX”) (in thousands):

	For the Years Ended
	Ended December 31,			Change	Change
	2015	2014	2013	2015 vs 2014	2014 vs 2013
Interest income	$10,286	5,422	24,337	4,864	(18,915)
Net gains on sales of assets	31,092	5,527	6,728	25,565	(1,201)
Income from real estate operations	3,887	5,516	4,161	(1,629)	1,355
Other revenues	2,585	2,533	3,375	52	(842)
Total revenues	47,850	18,998	38,601	28,852	(19,603)
BB&T's priority return in FAR distributions	72	775	3,397	(703)	(2,622)
Interest expense	-	815	1,774	(815)	(959)
Real estate operating expenses	4,773	6,296	5,807	(1,523)	489
Recoveries from loan losses, net	(13,457)	(7,155)	(43,865)	(6,302)	36,710
Asset impairments, net	287	7,015	4,708	(6,728)	2,307
Selling, general and administrative expenses	36,250	32,751	31,582	3,499	1,169
Total costs and expenses	27,925	40,497	3,403	(12,572)	37,094
Equity in earnings of Woodbridge	14,974	25,282	13,461	(10,308)	11,821
Equity in losses of unconsolidated real
estate joint ventures	(1,565)	(559)	-	(1,006)	(559)
Income before income taxes	33,334	3,224	48,659	30,110	(45,435)
Provision for income taxes	88	-	20	88	(20)
BBX segment income	$33,246	3,224	48,639	30,022	(45,415)

Interest Income

The increase in interest income for the year ended December 31, 2015 compared to 2014 reflects higher interest income recognized on a cash basis from the payoffs of nonaccrual loans partially offset by lower interest income recognized on accruing loans associated with declining accruing loan balances due primarily to loan repayments and loan sales. Accruing loan balances declined from $23.0 million as of December 31, 2013 to $6.7 million at December 31, 2015.

During the year ended December 31, 2015, $5.8 million of interest income was recognized on the payoff of two commercial loans.

The decline in interest income for the year ended December 31, 2014 compared to 2013 resulted primarily from lower interest income recognized on a cash basis from the settlement of non-accrual loans and secondarily from lower interest income recognized on accruing loans due primarily to lower accruing loan balances.

During the year ended December 31, 2013, $13.6 million of interest income was recovered in connection with the repayment of non-accrual loans pursuant to a settlement agreement with respect to litigation between CAM and Daniel S. Catalfumo and certain members of his family and affiliated entities.

Net Gains on the Sales of Assets

The net gains on the sales of assets during the years ended December 31, 2015, 2014 and 2013 were primarily gains on the sales of real estate properties.

Gains on the sales of assets during the year ended December 31, 2015 resulted primarily from the sales of four properties.  Two of the properties were located in West Palm Beach, Florida. One of the properties, which was purchased by the JRG/BBX Development joint venture for $10.8 million, was sold to a third party developer for $20.0 million.  A second property, which had a $3.2 million carrying value at the date of sale, was acquired by BBX through foreclosure and sold for $11.0 million. A third property was located in the Bonterra master-planned community in Hialeah, Florida, had a carrying value of $13.9 million and sold for $26.2 million.  The fourth property was acquired through foreclosure in Las Vegas, Nevada, had a carrying value of $2.6 million and sold for $6.0 million.  BBX recognized gains of $31.4 million in the aggregate in connection with these four property sales.

Included in net gains on the sales of assets during the year ended December  31, 2014 was a $2.5 million gain on the sale of one property, the sale of first lien consumer and residential loans for a $0.6 million gain and gains of $1.3 million on the sales of various real estate properties.

Included in net gains on the sales of assets during the year ended December 31, 2013 was a $1.5 million gain from the sale of rental property, $0.9 million of gains associated with the sale of tax certificates, a $1.0 million gain on the sale of a storage facility and a $0.6 million gain on the sale of a held-for-sale commercial real estate loan.

Income from Real Estate Operations

Income from real estate operations consists of rental income from foreclosed properties.

The lower income from real estate operations during the year ended December 31, 2015 compared to the same 2014 period resulted primarily from the sales of rental properties and one operating property during the fourth quarter of 2014.

The increase in income from real estate operations during the year ended December 31, 2014 compared to the same 2013 period reflects an increase in the number of income producing foreclosed properties which resulted in higher rental income during 2014 compared to 2013. The additional foreclosed properties included two student housing facilities that BBX acquired through settlements with borrowers in September 2013 and January 2014.

Other Revenues

Other revenues during the year ended December 31, 2015 consisted mainly of $1.5 million of rental income from a public storage operating facility that was acquired through foreclosure in April 2013, $0.4 million of office facilities revenues paid by BFC for use of its office space and $0.4 million of management fees recognized from Sweet Holdings. The Sweet Holdings management fees were eliminated in consolidation.

Other revenues during the year ended December 31, 2014 consisted mainly of $1.2 million of rental income associated with a public storage operating facility, $0.6 million of income associated with a foreclosed loan, $0.4 million of office facilities revenues from BFC and $0.2 million of  management fees from Sweet Holdings.

Other revenues during the year ended December 31, 2013 consisted mainly of $0.7 million of rental income associated with the public storage operating facility, $0.9 million of income associated with a foreclosed loan, $0.7 million of recoveries on loans in excess of contractual principal, $0.2 million of deposit overdraft recoveries associated with the charged off deposit overdraft portfolio retained in the BB&T Transaction and $0.4 million of office facilities revenues from BFC.

BB&Ts Priority Return in FAR Distributions

BB&T’s priority return in FAR distributions during the year ended December 31, 2015, 2014 and 2013 represented the priority return paid to BB&T pursuant to its preferred membership interests in FAR. The required priority return was set at LIBOR + 200 basis points per annum on the unpaid preferred membership interest preference amount.  The preferred membership interest preference amount was reduced from $196.9 million as of December 31, 2012 to $72.1 million as of December 31, 2013 to $12.3 million as of December 31, 2014 and was paid in full in May 2015.  FAR utilized cash receipts primarily from loan repayments and the sales of assets to repay the preference amount and fund the priority return.

Interest Expense

For the year ended December 31, 2015 $0.4 million of BBX reportable segment interest expense was capitalized in connection with real estate development and joint venture activities.  The capitalized interest expense for year ended December 31, 2015 was incurred in connection with the Woodbridge promissory note.  The Woodbridge promissory note was repaid in full during September 2015.

Interest expense for the year ended December 31, 2014 resulted from $0.6 million of interest expense recognized on the Woodbridge promissory note and $0.2 million of interest expense recognized on the Florida Community Bank mortgage.  The $8.3 million Florida Community Bank mortgage was assumed by the Hialeah Communities joint venture in June 2014.

Interest expense for the year ended December 31, 2013 resulted from two notes payable aggregating $10.3 million issued as of December 31, 2012.  The notes were issued to two third party participants in loans for which BBX Capital was the lead lender in connection with BBX Capital’s acquisition of the participants’ interest in a loan and certain real estate property. One note payable in the amount of $2.5 million was repaid in December 2013.

Real Estate Operating Expenses

Real estate operating expenses for the years ended December 31, 2015, 2014 and 2013 represent real estate holding costs, including taxes and  insurance, associated with real estate acquired through foreclosure.

The decline in real estate operating expenses for the year ended December 31, 2015 compared to 2014 reflects the sale of properties and the transfer of properties to real estate joint ventures.

The increase in real estate operating expenses for the year ended December 31, 2014 compared to 2013 resulted primarily from loan foreclosures.

Recoveries from Loan Losses

Changes in the allowance for loan losses were as follows (in thousands):

	For the Years Ended December 31,
Allowance for Loan Losses:	2015	2014	2013
Balance, beginning of period	$977	2,713	5,311
Charge-offs	(1,037)	(7,189)	(10,867)
Recoveries	13,517	12,608	52,134
Recoveries from loan losses	(13,457)	(7,155)	(43,865)
Balance, end of period	$-	977	2,713

Loan charge-offs for the year ended December 31, 2015 were mainly second-lien consumer loans.

Loan charge-offs for the year ended December 31, 2014 consisted of a charge-off of a $1.9 million commercial non-mortgage business loan,  $2.7 million of charge-offs associated with the transfer of performing second lien consumer loans to loans held-for-sale and $0.7 million of charge-offs due to initial charge downs on loans past due greater than 120 days and first lien foreclosures.  The remaining charge-offs during the year ended December 31, 2014 related primarily to updated valuations on collateral dependent loans.

Loan charge-offs during the year ended December 31, 2013 consisted primarily of consumer and residential loan charge-offs of $3.3 million and charge-offs of $0.7 million upon the transfer of the loans to loans held-for-sale.  The remaining charge-offs reflect updated valuations on non-accrual loans and initial charge downs on loans past due greater than 120 days.

Recoveries for the year ended December 31, 2015 related primarily to settlements on charged off commercial loans of $5.3 million and recoveries from the charged off loan portfolio.

Recoveries for the year ended December 31, 2014 related primarily to $6.1 million of cash collected on certain previously charged-off commercial loans and related judgments which were transferred from BankAtlantic to CAM in connection with the BB&T Transaction, $1.6 million of recoveries from non-accrual loan payoffs,  $1.4 million of property tax refunds on a charged off commercial land loan and a $1.9 million recovery from the transfer of a commercial land loan to real estate held-for-investment.

Recoveries for the year ended December 31, 2013 related primarily to the repayment of non-accrual commercial loans including two nonaccrual loans that were previously charged down by $9.5 million and the Catalfumo settlement agreement which resulted in reversals of previously charged-off commercial real estate and commercial non-real estate loans of $10.2 million and $9.9 million, respectively.  Additionally, BBX foreclosed on a residential commercial real estate property resulting in an $11.0 million recovery as the fair value of the collateral based on an updated valuation was greater than the recorded investment in the loan.  The remaining recoveries during the year ended December 31, 2013 related primarily to cash collected on certain previously charged-off loans and related judgments and recoveries from foreclosures as the fair value of the underlying collateral less cost to sell was greater than the recorded investment on certain loans.

The allowance for loan losses at December 31, 2013 consisted primarily of a $1.0 million specific valuation allowances on two commercial non-real estate loans with an aggregate recorded investment of $3.0 million and $1.5 million allowance on consumer loans.  The allowance for loan losses as of December 31, 2014, consisted primarily of consumer second-lien loans greater than 120 days past due and $0.1 million on commercial real estate loans. The majority of BBX’s commercial loans receivable were collateral dependent and charged down to the fair value of the collateral less cost to sell. There was no allowance for loan losses as of December 31, 2015 as the consumer second-lien loans greater than 120 days past due were deemed uncollectible and charged-off.

Asset Impairments

Asset impairments during the year ended December 31, 2015 resulted primarily from valuation allowance adjustments of $3.6 million on foreclosed real estate properties to reflect updated valuations partially offset by recoveries of previously written down loans in connection with short sales and payoffs of residential loans held-for-sale.

Asset impairments for the year ended December 31, 2014 were primarily the result of $8.6 million of impairments on two student housing rental facilities in Tallahassee, Florida.  The impairments reflected a decline in occupancy rates and rents per unit.  The student housing impairments were partially offset by $1.6 million of loans held-for-sale valuation allowance recoveries associated with loan repayments, short sales and updated valuations.

Asset impairments during the year ended December 31, 2013 consisted of $2.7 million of net impairments on real estate to reflect updated valuations, a $1.6 million increase in the loans held-for-sale valuation allowance and a $0.2 million increase in the provision for tax certificate losses.  The real estate impairments were primarily associated with a $2.0 million impairment on an office warehouse property based on an updated valuation. The increase in the valuation allowance for loans held-for-sale resulted from a decline in small business loan valuations.

Selling, general and administrative expenses (“SG&A”) consisted of the following (in thousands):

	For the Years Ended			Change	Change
	December 31,			2015 vs	2014 vs
	2015	2014	2013	2014	2013
Employee compensation and benefits	$18,490	15,951	14,437	2,539	1,514
Occupancy and equipment	2,315	2,063	1,690	252	373
Professional fees	8,331	7,578	7,172	753	406
SEC Civil Penalty	3,550	1,000	-	2,550	1,000
Other	2,964	4,396	5,518	(1,432)	(1,122)
Asset servicing expenses	600	1,763	2,765	(1,163)	(1,002)
Total selling, general and administrative expenses	$36,250	32,751	31,582	3,499	1,169

Employee Compensation and Benefits

The increase in employee compensation and benefits expense in each of the years in the three year period ended December 31, 2015 was primarily the result of higher share based compensation associated with the issuance of restricted stock awards and higher salaries and bonuses.  Share based compensation increased $1.8 million during the year ended December 31, 2015 compared to 2014 and $1.2 million during the year ended December 31, 2014 compared to 2013 primarily as a result of the granting of 419,492, 396,082 and 430,000 shares of Class A restricted common stock awards in September 2015, October 2014 and October 2013, respectively.  The higher salaries and bonuses were mainly due to new hires and annual salary increases.

Occupancy and Equipment

 The increase in occupancy and equipment for the year ended December 31, 2015 compared to 2014 was primarily the result of increased rent associated with leasing additional corporate office space.

The increase in occupancy and equipment for the year ended December 31, 2014 compared to 2013 relate primarily to the operations of a public storage rental facility that was acquired through foreclosure in April 2013.

Professional Fees

The increase in professional fees during the year ended December 31, 2015 compared to 2014 resulted primarily from higher accounting and consulting fees.  During the year ended December 31, 2014, the insurance carrier reimbursed $1.7 million of legal fees in connection with the SEC civil action compared to no reimbursements of legal fees during the year ended December 31, 2015.  The higher professional and accounting fees were mainly due to the BFC tender offer and higher audit fees associated with acquired businesses, real estate joint venture investments and the SEC civil action.

The increase in professional fees during the year ended December 31, 2014 compared to 2013 resulted primarily from higher legal and consulting fees associated with the termination of the merger agreement with BFC and the SEC civil action.  The SEC civil action trial commenced on November 3, 2014 and lasted six weeks.

SEC Civil Penalty

The SEC civil penalty assessed against BBX Capital in connection with the SEC action was $4.6 million.  While the penalty is being appealed, BBX Capital recognized $1.0 million of the civil penalty as an accrual during the year ended December 31, 2014 with the balance of the civil penalty of $3.6 million recognized during the year ended December 31, 2015.

Other

The decrease in other expenses during the year ended December 31, 2015 compared to 2014 reflects $1.1 million of lower foreclosure costs.  Foreclosure expenses consisted primarily of real estate taxes on delinquent collateral dependent loans in foreclosure.    The decline in foreclosure expenses resulted primarily from a significant decrease in the number of loans in BBX’s loan portfolio.

The decrease in other expenses during the year ended December 31, 2014 compared to 2013 resulted primarily from lower foreclosure expenses. The significant decline in foreclosure expense for the year ended December 31, 2014 compared to 2013 reflects $0.8 million of bankruptcy trustee and accounting fees associated with the foreclosure of two related properties during 2013 and a decision to pay delinquent real estate taxes on residential loans during 2013.

Asset Servicing Expense

Asset servicing expenses for the years ended December 31, 2015, 2014 and 2013 were fees to third party management companies who service loans and real estate.  The significant decline in asset servicing costs reflects loan repayments and sales, real estate liquidations and the renegotiation of the servicing contract at lower rates as well as BBX taking back the servicing of certain commercial loans and real estate from a third party servicer.

Equity in Earnings of Woodbridge

BBX recognized equity in earnings of Woodbridge during the years ended December 31, 2015, 2014 and 2013 of $15.0 million, $25.3 million and $13.5 million, respectively.  Woodbridge’s earnings for year ended December 31, 2015 included a $36.5 million settlement of litigation brought by Bluegreen’s former shareholders related to Woodbridge’s April 2013 acquisition of Bluegreen as described in further detail under “Liquidity and Capital Resources”.  As BBX has a 46% ownership interest in Woodbridge, the $36.5 million liability reduced BBX’s equity in earnings of Woodbridge by $16.8 million for the year ended December 31, 2015.  Equity in earnings of Woodbridge for the year ended December 31, 2013 were from the date of the investment (April 2, 2013) through December 31, 2013.  Woodbridge’s earnings consisted primarily of the operations of Bluegreen.

Bluegreen Corporation  is a sales, marketing, and management company focused on the vacation ownership industry.  Bluegreen Vacations markets, sells and manages vacation ownership interests in resorts, which are generally located in popular, high-volume, “drive-to” vacation destinations.  The resorts in which Bluegreen Vacations markets, sells or manages VOIs were either developed or acquired by Bluegreen, or were developed and are owned by third parties.  Bluegreen Vacations earns fees for providing sales and marketing services to these third party developers.  Bluegreen Vacations also earns fees by providing management services to the Bluegreen Vacation Club and property owners’ associations, mortgage servicing, VOI title services, reservation services, and construction design and development services.  In addition, Bluegreen Vacations provides financing to FICO® score-qualified individual purchasers of VOIs, which generates significant interest income.

In addition to Bluegreen’s traditional vacation ownership operations, Bluegreen has in recent years pursued a business strategy, referred to herein as the “capital-light” business strategy, involving activities that typically do not require the significant costs and capital investments generally incurred in connection with the acquisition and development of VOIs under Bluegreen’s traditional vacation ownership business.  Bluegreen believes its capital-light business strategy enables it to leverage its expertise and existing infrastructure in resort management, sales and marketing, mortgage servicing, title services, and construction management to generate recurring revenues from third parties.  Bluegreen’s goal is for its capital-light business activities to become an increasing portion of its business over time; however, these efforts may not be successful.  As of December 31, 2015, Bluegreen’s capital-light business activities consisted of the following: fee-based sales and marketing arrangements; just-in-time inventory acquisition arrangements; secondary market arrangements; and other fee-based services.  Each of these categories is described below.

Fee-Based Sales and Marketing Arrangements

In 2009, Bluegreen began offering sales and marketing services to third-party developers for a fee.  Under these arrangements, Bluegreen sells third-party VOIs as Bluegreen Vacation Club interests through its distribution network of sales offices, typically on a non-committed basis.  Bluegreen seeks to structure its fee for these services to cover its selling and marketing costs, plus an operating profit.  Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects and Bluegreen has little to no capital requirements.  Notes receivable originated in connection with Bluegreen’s sale of third party VOIs under commission-based arrangements are held by the third party developer, and in certain cases are serviced by Bluegreen for a fee.  Bluegreen refers to sales made on behalf of third-party developers as “FBS Sales”.

Just-In-Time Arrangements

In 2013, Bluegreen began entering into agreements with third-party developers that allow Bluegreen to buy VOI inventory from time to time in close proximity to the timing of when Bluegreen intends to sell such VOIs.  Bluegreen strives to enter into such arrangements on a non-committed basis, although Bluegreen may engage in committed arrangements under certain circumstances.  Because the completed VOI was built by a third-party, Bluegreen is not at risk for the development financing of these projects.  Unlike FBS Sales, receivables originated in connection with sales of just-in-time inventory are held by Bluegreen.  Bluegreen refers to sales of inventory acquired through these arrangements as “Just-In-Time Sales”.

Secondary Market Arrangements

In 2012, Bluegreen began a program to acquire VOI inventory from POAs and other third parties on a non-committed basis, in close proximity to the timing of when Bluegreen intends to sell such VOIs.  Such VOIs are typically obtained by the POAs through foreclosure in connection with maintenance fee defaults, and are generally acquired by Bluegreen at a significant discount.  Bluegreen refers to sales of inventory acquired through these arrangements as “Secondary Market Sales”.

Other Fee-Based Services

Bluegreen also earns fees for providing management services to the Bluegreen Vacation Club and to certain POAs.  In connection with the management services provided to the Bluegreen Vacation Club, Bluegreen manages the club reservation system and provides owner services as well as billing and collection services.  In connection with Bluegreen’s management of POAs, Bluegreen provides day-to-day management services, including oversight of housekeeping services, maintenance, and certain accounting and administrative services.  As of December 31, 2015, Bluegreen provided management services to 46 timeshare resort properties and hotels.  Other fee-based services also include the processing of sales of VOIs through Bluegreen’s wholly-owned title company subsidiary, which earns title fees in connection with the closing of the VOI transactions.

Bluegreen’s Operating Results

Bluegreen’s net income attributable to Woodbridge was $70.3 million, $57.5 million and $37.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.   The higher Bluegreen net income in each year during the three year period ended December 31, 2015 resulted primarily from increased sales of VOIs sold on behalf of third parties on a commission basis and higher commissions earned on these commission based sales.  The increase in VOI sales primarily reflected the results of an increased number of tours.  Bluegreen’s management believes that the increase in tours mainly resulted from efforts to expand marketing initiatives to new sales prospects as well as expanded marketing programs targeting existing owners.  The increase in sales was partially offset by higher selling and marketing expenses associated with these marketing initiatives.  Sales to existing owners generally involve lower marketing expenses than sales to new prospects.  Bluegreen expects to continue to increase its focus on sales to new prospects and, as a result, sales and marketing expenses may continue to increase.

Equity in Losses of Unconsolidated Real Estate Joint Ventures

BBX recognized equity in losses of unconsolidated joint ventures of $1.6 million and $0.6 million during the years ended December 31, 2015 and 2014, respectively.  The unconsolidated real estate joint ventures are generally real estate joint ventures that develop properties for residential and commercial use.  The joint ventures are currently in the entitlement and construction phases and the losses during the year ended December 31, 2015 and 2014 mainly represent marketing and management fees.

Renin Reportable Segment Results of Operations

				For the Two
		For the Years Ended		Months Ended
		Ended December 31,		December 31,
		2015	2014	2013
Trade sales		$56,461	57,839	9,300
Cost of goods sold		(42,122)	(43,888)	(7,227)
Gross margin		14,339	13,951	2,073
Interest expense		308	551	144
Selling, general and administrative expenses		15,051	14,729	3,515
Bargain purchase gain		-	-	(1,001)
Foreign exchange loss		1,038	715	356
Total costs and expenses		16,397	15,995	3,014
Loss before income taxes		(2,058)	(2,044)	(941)
Benefit for income taxes		(4)	6	-
Net loss		$(2,054)	(2,050)	(941)
Gross margin percentage	%	25.40	24.12	22.29
SG&A as a percent of trade sales	%	26.66	25.47	37.80

Trade sales declined for the year ended December 31, 2015 compared to the same 2014 period due to the discontinuation by a major customer of the wall décor product partially offset by increased sales of newly designed hardware products.

The improvement in the gross margin percentage for the year ended December 31 2015 compared to the same 2014 period reflects increased sales of higher margin hardware products and lower sales of lower margin wall décor products.  Also contributing to the improved gross margin percentage was the consolidation of manufacturing facilities during the second half of 2014.

Renin’s interest expense for the year ended December 31, 2014 resulted primarily from the Bluegreen notes payable.  Renin refinanced the Bluegreen notes payable with a financial institution in June 2014 under a facility with lower interest rates and outstanding balances.  The decline in average notes payable balances was  the result of BBX Capital and BFC contributing $2.0 million and $0.5 million of capital, respectively, to repay a portion of the Bluegreen notes payable in connection with the refinancing transaction.

Included in Renin’s selling, general and administrative expenses for year ended December 31, 2015 were salaries and recruitment fees associated with the hiring of additional sales representatives and advertising expenditures for sales initiatives as well as consulting expenditures associated with identifying ways to enhance product development and improve manufacturing efficiencies.  Renin’s new members of management include its CEO hired in June 2015 and a Vice President of Sales hired in September 2015.  Also included in selling, general and administrative expenses for the year ended December 31, 2015 was severance associated with the reorganization of Renin’s marketing and corporate personnel.

Included in Renin’s selling, general and administrative expenses for year ended December 31, 2014 was $0.9 million of costs associated with the consolidation of manufacturing facilities in Canada.   Renin also incurred $0.1 million of acquisition related expenses and $0.2 million of process improvement professional fees during the year ended December 31, 2014.

The loss on foreign currency exchange for the year ended December 31, 2015, 2014 and 2013 resulted from the decrease in value of the Canadian dollar compared to the U.S. dollar.   The Canadian dollar to U.S. dollar exchange rate declined from 94.02 as of December 31, 2013 to 86.2 as of December 31, 2014 to 72.09 at December 31, 2015.

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

Renin’s interest expense for the year ended December 31, 2014 included $0.3 million of interest expense associated with the Bluegreen notes payable.  Renin refinanced the Bluegreen notes payable with a financial institution in June 2014 at lower interest rates and outstanding balances.

Included in selling, general and administrative expenses during the two months ended December 31, 2013 were $1.0 million of acquisition related costs incurred in connection with the Renin acquisition.

Sweet Holdings Reportable Segment Results of Operations

				For the One
		For the Years Ended		Month Ended
		Ended December 31,		December 31,
		2015	2014	2013
Trade sales		$27,837	16,257	966
Cost of goods sold		(20,585)	(10,794)	(633)
Gross margin		7,252	5,463	333
Interest expense		949	440	24
Bargain purchase gain		(254)	(1,237)	-
Selling, general and administrative expenses		15,324	6,237	347
Total costs and expenses		16,019	5,440	371
(Loss) income before income taxes		(8,767)	23	(38)
Benefit for income taxes		(329)	(3,107)	-
Net (loss) income		$(8,438)	3,130	(38)
Gross margin percentage	%	26.05	33.60	34.47
SG&A as a percent of trade sales	%	55.05	38.37	35.92

The Sweet Holdings results of operations for the year ended December 31, 2015 consisted of the activities of Hoffman’s, Williams & Bennett, Helen Grace Chocolates, Jer’s Chocolates and Anastasia Confections for the entire year and the operations of Kencraft for the nine months ended December 31, 2015.

Sweet Holdings results of operation for the year ended December 31, 2014 includes the activities of Hoffman’s and Williams and Bennett for the year ended December 31, 2014, and the activities of Jer’s, Helen Grace and Anastasia from their respective dates of acquisition, July 1, 2014, July 21, 2014 and October 1, 2014.

Sweet Holdings results of operations for the year ended December 31, 2013 include the activities of Hoffman’s for the month of December 2013.

The lower gross margin percentage for the year ended December 31, 2015 compared to 2014 was primarily the result of a higher percent of wholesale trade sales compared to retail trade sales and secondarily from approximately $725,000 of inventory markdowns related to Helen Grace and Williams & Bennett obsolete inventory.  The majority of Sweet Holdings acquisitions subsequent to September 30, 2014 were acquisitions of manufacturers selling to wholesale customers. Trade sales to wholesale customers typically have lower gross margins than trade sales to retail customers.

The increase in interest expense for each of the years in the three year period ended December 31, 2015 resulted primarily from additional borrowings for working capital lines-of-credit and acquisition promissory notes.

The bargain purchase gain for the year ended December 31, 2015 was associated with the Kencraft acquisition and the bargain purchase gain for the year ended December 31, 2014 was associated with the Helen Grace acquisition.  The bargain purchase gain represents the amount by which the fair value of identifiable net assets acquired exceeded the purchase consideration. Management believes that it was able to acquire Kencraft and Helen Grace for bargain purchase gains because Kencraft and Helen Grace were distressed companies.

The higher selling, general and administrative expenses for the year ended December 31, 2015 compared to 2014 reflects operating expenses associated with companies acquired and costs to integrate these companies as well as increased compensation expense related to the hiring of industry professionals and fees to consultants. Executives hired during the first quarter of 2015 included a President for BBX Sweet Holdings and a President for Hoffman’s.  Also contributing to higher selling, general and administrative expenses were costs associated with relocating the Helen Grace California manufacturing facilities to Kencraft’s manufacturing facilities in Utah and costs associated with Hoffman’s retail store expansion initiatives.  Hoffman’s opened one retail location during the third quarter of 2014 as well as three retail locations during the year ended December 31, 2015 and anticipates opening additional retail locations in 2016.    Included in selling, general and administrative expenses for the year ended December 31, 2015 were $1.3 million of employee severance expenses and costs to relocate the Helen Grace manufacturing facilities to Utah.

BBX Capital Corporation Consolidated Financial Condition

BBX Capital’s total assets as of December 31, 2015 were $393.5 million compared to $392.9 million as of December 31, 2014.  The changes in the components of total assets from December 31, 2014 to December 31, 2015 are summarized below:

•

Increase in cash resulting primarily from sales of real estate and dividends from Woodbridge partially offset by land development and improvement costs, repayment of BB&T’s preferred interest in FAR, notes payable scheduled payments, repayment of the Woodbridge note payable, investments in unconsolidated real estate joint ventures, additional investment in Woodbridge and operating expenses.

•	Increase in trade receivables due to acquisitions by BBX Sweet Holdings partially offset by $0.8 million of lower Renin trade receivables,
•

Decrease in real estate held-for-investment due primarily to the transfer of $41.8 million of real estate held-for-investment to real estate held-for-sale and the contribution of $19.4 million of real estate to joint ventures partially offset by $16.0 million of property improvements,

•

Increase in real estate held-for-sale due primarily to $41.8 million of properties transferred from real estate held-for-investment, $13.9 million of real estate purchases and property improvements and $3.2 million of real estate acquired through foreclosure partially offset by $51.0 million of real estate sales and $3.2 million in impairments,

•

Increase in investments in unconsolidated real estate joint ventures reflecting $8.0 million of cash investments in real estate joint ventures and $19.4 million of property contributed to joint ventures in exchange for joint venture membership interests,

•

Increase investment in Woodbridge reflecting an additional investment in Woodbridge of $11.4 million and the recognition of $15.0 million of equity in Woodbridge’s earnings partially offset by $23.8 million of dividends received from Woodbridge,

•	Increase in properties and equipment associated with the opening of Hoffman stores and corporate headquarter renovations partially offset by $2.1 million of depreciation expense,
•	Increase in inventory resulting primarily from acquisitions by BBX Sweet Holdings,
•	Increase in goodwill and other intangible assets resulting from acquisitions by BBX Sweet Holdings, and
•	Increase in other asset balances resulting primarily from $1.2 million of investments in securities and a $1.1 million escrow balance associated with land sales.

BBX Capital's total liabilities at December 31, 2015 were $57.6 million compared to $81.7 million at December 31, 2014.  The changes in the components of total liabilities from December 31, 2014 to December 31, 2015 are summarized below:

•	Higher accounts payable balances due primarily to an increase in trade accounts payable at Renin and BBX Sweet Holdings,
•	Payment in full of BB&T’s preferred interest in FAR using proceeds from the monetization of FAR’s assets,
•	Decrease in note payable to Woodbridge as the note was paid-in-full in September 2015, and
•

Increase in notes payable reflecting $1.4 million of promissory notes issued in connection with the Kencraft acquisition, a $5.0 million line-of-credit from a financial institution issued to fund BBX Sweet Holdings working capital, partially offset by $3.6 million of notes payable scheduled principal repayments.

Liquidity and Capital Resources

BBX Capital’s current assets at December 31, 2015 consisted of cash, inventory and trade receivables aggregating $81.3 million. This does not include $18.0 million of current assets held in Renin.  BBX Capital had $19.8 million of current liabilities as of December 31, 2015. This does not include $7.5 million of current liabilities of Renin.  BBX Capital’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans, loan recoveries, sales of its loans, loan payoffs, sales of real estate, income from income producing real estate, revenues from BBX Sweet Holdings’ operations and distributions received from Woodbridge.  Management believes that BBX Capital has sufficient liquidity to fund future operations.

Bluegreen’s former public shareholders brought an action against Bluegreen, the directors of Bluegreen, BFC, Woodbridge, certain directors and officers of BFC and others, challenging the terms of the merger pursuant to which Bluegreen merged into a wholly owned subsidiary of Woodbridge and Bluegreen’s shareholders (other than Woodbridge) were paid $10.00 in cash for each share of Bluegreen’s common stock that they held immediately prior to the effective time of the merger, and on June 5, 2015 the plaintiffs and defendants agreed to a settlement of the litigation.  Pursuant to the settlement, Woodbridge paid $36.5 million, which amounts to approximately $2.50 per share, into a settlement fund for the benefit of former shareholders of Bluegreen whose shares were acquired in connection with the merger.  The amount to be received by such former Bluegreen shareholders will be reduced by administrative costs and attorneys’ fees and costs.  In connection with the settlement, BBX Capital repaid its $11.75 million promissory note to Woodbridge and BBX Capital and BFC made additional capital contributions to Woodbridge of $11.4 million and $13.4 million, respectively, based on their respective 46% and 54% ownership interests in Woodbridge.

BBX Capital expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge. Distributions must be declared by Woodbridge and approved in advance by both BFC and BBX Capital.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations, cash flows and business of Bluegreen, as well as restrictions contained in Bluegreen’s debt facilities. Additionally, in April 2015, BFC borrowed $80 million from Bluegreen to finance the purchase of 4,771,221 shares of BBX Capital’s Class A common stock in BFC’s completed tender offer.  As a consequence, BBX Capital may not receive dividends from Woodbridge consistent with prior periods or in the time frames or amounts anticipated, or at all. BBX Capital may also receive funds from BFC in connection with its tax sharing agreement to the extent BFC utilizes BBX Capital’s tax benefits in BFC’s consolidated tax return.  BBX Capital also expects to obtain funds in subsequent periods from cash flows on its loans, real estate and investments in unconsolidated real estate joint ventures.  BBX Capital also may seek to obtain funds through borrowings or the issuance of equity securities. BBX Capital anticipates utilizing these funds for general corporate purposes, including selling, general and administrative expenses, loan servicing costs, real estate operating expenses, Renin and BBX Sweet Holdings operating expenses and, to the extent of available liquidity, to pursue its business strategy of investing, directly or through joint ventures, in real estate (which may include the acquisition and/or development of real estate) and operating businesses.  BBX Sweet Holdings currently intends to continue to pursue acquisitions in the candy and confections industry.

A significant source of BBX Capital’s liquidity is proceeds from the liquidation of loans and real estate, recoveries from the charged off loan portfolio, cash proceeds from the  contribution of properties to real estate joint ventures and dividends from Woodbridge.  During the year ended December 31, 2015, proceeds from principal repayments of loans and sales of real estate were approximately $30.2 million and $72.2 million, respectively. During the year ended December 31, 2015, BBX Capital received $23.8 million of dividends from Woodbridge. There is no assurance that BBX Capital will realize proceeds from these sources in future periods in similar amounts or on similar timeframes.

BBX Capital’s real estate activities include hiring property managers to operate income producing properties, making protective expenditures (including the payment of property taxes) in an effort to maintain the value of properties and undertaking the zoning and entitlement, development or improvement of properties to position the properties for sale or potential joint venture arrangements.  There is no assurance that BBX Capital will realize proceeds from these sources in future periods in similar amounts or on similar timeframes.

Notes payable as of December 31, 2015 consisted of a term loan and revolving credit advances issued by Renin with an aggregate balance of $8.1 million, $6.7 million of promissory notes and holdback amounts owed by BBX Sweet Holdings in connection with its acquisitions, $5.0 million revolving line of credit to BBX Sweet Holdings and a $1.6 million note payable issued by a subsidiary of BBX Sweet Holdings. See Note 15, Notes Payable to the “Notes to Consolidated Financial Statements”, for a discussion of the notes payable terms and covenants.

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures.  See Note 17 Commitments and Contingencies and Note 15, Notes Payable to the “Notes to Consolidated Financial Statements”, for a discussion of BBX Capital’s guarantees.

BBX Capital’s Contractual Obligations and Off Balance Arrangements as of December 31, 2015 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Operating lease obligation	$18,990	3,065	6,031	5,069	4,825
Notes payable (1)	21,591	2,315	10,492	7,171	1,613
Other obligations	340	120	220	-	-
Total contractual cash obligations	$40,921	5,500	16,743	12,240	6,438

(1)  Amounts represent scheduled principal payments and do not include interest payments.

The operating lease obligations represent minimum future lease payments on executed leases for BBX Capital’s headquarters, BBX Sweet Holdings and subsidiaries’ manufacturing facilities, office space and retail stores and Renin’s manufacturing, equipment leases and office facilities.

BBX Capital Corporation and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities. Although BBX Capital believes it has meritorious defenses in all current legal actions, the outcome and the ultimate resolution of litigation are inherently difficult to predict and uncertain.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts anticipated for these claims.  There were no reserves accrued as of December 31, 2015.    See Item 3. Legal Proceedings and Note 17 Commitments and Contingencies to the “Notes to Consolidated Financial Statements” for more information regarding BBX Capital’s legal matters.

BBX Capital had no commitments to fund loans as of December 31, 2015.

Consolidated Cash Flows

A summary of BBX Capital’s consolidated cash flows follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Net cash provided by (used in):
Operating activities	$(16,045)	2,835	(190)
Investing activities	53,722	71,852	104,076
Financing activities	(27,456)	(59,006)	(123,125)
Increase (decrease) in cash and cash equivalents	$10,221	15,681	(19,239)

The decrease in cash flows from operating activities during 2015 compared to 2014 resulted primarily from higher operating losses at Renin and BBX Sweet Holdings and an increase in selling, general and administrative expenses.

The increase in cash flows from operating activities during 2014 compared to 2013 resulted primarily from lower operating expenses associated with a decline in loan servicing fees, foreclosure expenses and collection fees associated with a declining loan portfolio.

The decline in cash flows from investing activities during 2015 compared to 2014 resulted primarily from higher investments in real estate and real estate joint ventures as well as an additional $11.4 million investment in Woodbridge partially offset by a $38.9 million increase in proceeds from the sales of real estate.

The decline in cash flows from investing activities during 2014 compared to 2013 resulted primarily from lower loan payments partially offset by a $60.4 million investment in Woodbridge in April 2013.

The decrease in cash outflows from financing activities during 2015 compared to 2014 resulted primarily from lower distributions to BB&T from FAR on account of the payoff of BB&T’s preferred interest in FAR in May 2015 partially offset by the repayment of the Woodbridge notes payable.

The decrease in cash outflows from financing activities during 2014 compared to 2013 resulted primarily from lower distributions to BB&T from FAR.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of BBX Capital’s financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the Consolidated Statements of Operations for the periods presented. Actual results could differ significantly from those estimates. Significant estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, including the valuation of collateral dependent loans, the valuation of loans held-for-sale, the impairment of long-lived assets including amortizable intangible assets, real estate held-for-sale and held-for-investment,  the determination of lower of cost or market for inventories, the valuation of assets acquired and liabilities assumed in the acquisition of a business, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions and accounting for contingencies.  The three accounting policies that BBX Capital has identified as critical accounting policies are allowance for loan losses, inventory reserves and impairment of long-lived assets. See Note 2, Summary of Significant Accounting

Policies to the “Notes to Consolidated Financial Statements”, for a detailed discussion of BBX Capital’s significant accounting policies.

Allowance for loan losses, valuation of collateral dependent loans and loans-held-for-sale

The allowance for loan losses is maintained at an amount that is believed by its management to be a reasonable estimate of probable losses inherent in BBX Capital’s loan portfolio as of the date of the financial statements presented. BBX Capital has developed policies and procedures for evaluating the allowance for loan losses which considers all available information. However, BBX Capital relies on estimates and judgments regarding issues where the outcome is unknown. As a consequence, if circumstances differ from BBX Capital’s estimates and judgments, the allowance for loan losses may decrease or increase significantly and the amount of losses actually realized in BBX Capital’s loan portfolio could be significantly higher or lower.  There was no allowance for loan losses as of December 31, 2015.  BBX Capital’s loans receivable as of December 31, 2015 was $34.0 million and were primarily collateralized by real estate.  Declines in real estate market condition in geographical areas where BBX Capital’s collateral is located may result in material changes to BBX Capital’s allowance for loan losses.

In June 2015, BBX Capital transferred its small business, residential and second-lien consumer loans from loans held-for-sale to loans receivable measured at the lower of cost or fair value at the transfer date.  The difference between the carrying amount of the loans and the fair value was recognized as a discount.  The discount on the transferred loans was greater than the calculated allowance for loan loss.  As a consequence there was no allowance for loan losses assigned to these loans as of December 31, 2015.

Commercial loans were evaluated individually and were either written down to the fair value of the collateral or based on the primary source of repayment and pier group analysis management determined no allowance for loan losses should be assigned to the commercial loan portfolio.

Valuation allowances or charge downs on collateral dependent loans and the fair value of loans held-for-sale are established using management estimates of the fair value of collateral or based on valuation models that present value estimated expected future cash flows. The outstanding balance of collateral dependent loans and loans held-for-sale was $9.6 million and $21.4 million, respectively, as of December 31, 2015.

These valuations are based on available information and require estimates and subjective judgments about fair values of the collateral or expected future cash flows.  Most of BBX Capital’s loans do not have an observable market price, and an estimate of the collection of contractual cash flows is based on the judgment of management. BBX Capital generally utilizes broker price opinions and third party appraisals to assist us in determining the fair value of collateral. The appraisers or brokers use professional judgment in determining the fair value of the collateral. It is likely that the results would materially differ if different assumptions or conditions were to prevail.  As a consequence of the estimates and assumptions required to calculate the valuation allowance, charge downs on collateral dependent loans or the fair value of loans held-for-sale, a change in these highly uncertain estimates could have a materially favorable or unfavorable impact on BBX Capital’s financial condition and results of operations.

BBX Capital analyzes its loan portfolio quarterly by monitoring credit quality, loan-to-value ratios, delinquency trends, collateral valuations and economic conditions. As a consequence, BBX Capital’s allowance for loan losses and fair value estimates will change from period to period.  BBX Capital believes that its performance in subsequent periods will be highly sensitive to changes in the Florida real estate market and availability of mortgage financing in Florida.  If real estate and economic conditions deteriorate, BBX Capital is likely to experience increased credit losses and valuation allowance adjustments.

Inventory lower of cost or market

Inventories consisted of $8.4 million at Renin and $7.9 million at BBX Sweet Holdings as of December 31, 2015.  Inventories are stated at the lower of cost (first-in, first-out) or market. Fluctuations in the market price of raw materials and labor costs may affect the value of inventory and may have a favorable or unfavorable effect on costs of goods sold and gross margin. For the Renin inventory, when expected market sales prices move below costs, or when BBX Capital identifies slow moving or obsolete inventory, BBX Capital records adjustments to write down the carrying values of inventories. Renin recognized $0.1 million of inventory adjustment write downs during the year ended December 31, 2015. BBX Sweet Holdings evaluates its inventory periodically and recognized $1.7 million of inventory adjustments during the year ended December 31, 2015.  Renin and BBX Sweet Holdings maintain inventories of bulk raw materials and included in BBX Sweet Holdings inventory was paper goods and packaging material. For Renin, quantities were determined based upon its inventory systems and are subject to periodic verification techniques including observation, weighing and other methods. For BBX Sweet Holdings inventory quantities were determined by period-end observation and weighing.  The quantities and costs are generally subject to change in estimates based on market sales prices and general economic conditions in the industry.  As a consequence, if raw material or labor costs increase or if market sales prices decline, BBX Capital will likely experience higher amounts of obsolete inventory, higher inventory reserves with a corresponding increase cost of goods sold and lower gross margins.

Impairment of long lived assets including amortizable intangible assets

Long-lived assets such as properties and equipment, amortizable intangible assets and real estate held-for-investment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  When testing a long-lived asset for recoverability, it may be necessary to review estimated lives and adjust the depreciation or amortization period. Changes in circumstances and the estimates of future cash flows, as well as evaluating estimated lives of long-lived assets, are subjective and involve a significant amount of judgment. A change in the estimated life of a long-lived asset may substantially change depreciation and amortization expense in subsequent periods.

Real estate held-for-sale is reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Fair values are not available for many of BBX Capital’s long-lived assets, and estimates must be based on available information, including prices of similar assets and present value valuation techniques.

During the years ended December 31, 2015 and 2014,  BBX Capital recognized impairments on real estate of  $3.6 million and $8.9 million, respectively. BBX Capital generally utilizes broker price opinions and third party appraisals to assist in determining the fair value of real estate.  The appraisers or brokers use professional judgment in determining the fair value of the properties and BBX Capital may also adjust these values for changes in market conditions subsequent to the valuation date when current appraisals are not available.

The assumptions used to calculate the fair values are highly subjective and extremely sensitive to changes in market conditions. The assumptions used are representative of assumptions that BBX Capital believes market participants would use in fair valuing these assets, but different assumptions may result in significantly different results. BBX Capital validates  assumptions by comparing completed transactions with prior period fair value estimates and BBX Capital may check its assumptions against multiple valuation sources.

The outstanding balance of real estate held-for-sale, real estate held-for-investment, amortizable intangible assets and properties and equipment was $46.3 million, $31.3 million, $8.2 million and $18.1 million, respectively, as of December 31, 2015. The amount ultimately realized upon the sale or operation of these properties may be significantly different than the recorded amounts. Future events, including volatility in real estate values, may result in additional impairments or recoveries of long-lived assets in the foreseeable future.

Dividends

BBX Capital has historically not paid dividends.  While BBX Capital currently expects to continue to utilize its available cash to pursue opportunities in accordance with its business strategies, it may consider the payment of dividends in the future depending upon its results of operations, liquidity needs and other factors considered by its board of directors.

Impact of Inflation

The financial statements and related financial data and notes presented herein have been prepared in accordance accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Consolidated Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market valuations which arise from interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk.

BBX Capital’s market risk consists primarily of equity pricing risk and secondarily interest rate risk of real estate assets. The majority of BBX Capital’s assets are investments in unconsolidated real estate companies, real estate held-for-investment or held-for-sale and loans secured by real estate. BBX Capital’s financial condition and earnings are significantly affected by changes in real estate values in the markets where the real estate or real estate collateral is located and changes in interest rates which affects the affordability of real estate.  As a result, BBX Capital is exposed to equity pricing and interest rate risk in the real estate market.

BBX Capital is also subject to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Great Britain Pound as a result of the operations of Renin.  The assets, liabilities, revenue and expenses that are denominated in foreign currencies will be affected by changes in the exchange rates between the U.S. dollar and the Canadian dollar or Great Britain Pound.  As of December 31, 2015, BBX Capital has not entered into any foreign exchange forward contracts as hedges against foreign currency exchange risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Management’s Report on Internal Control over Financial Reporting	F-2
Reports of Independent Registered Public Accounting Firm – Grant Thornton LLP	F-3
Report of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP	F-6
Consolidated Statements of Financial Condition as of December 31, 2015 and 2014	F-7
Consolidated Statements of Operations and Comprehensive Income for each of the years in the
three year period ended December 31, 2015	F-8
Consolidated Statements of Total Equity (Deficit) for each of the years in the three period ended
December 31, 2015	F-9
Consolidated Statements of Cash Flows for each of the years in the three year period ended
December 31, 2015	F-10
Notes to Consolidated Financial Statements	F-13

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Our management, with the participation of our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness, as of December 31, 2015, of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.  Grant Thornton, an independent registered certified public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in its report which appears herein.

Management has excluded Kencraft Confections, LLC from its assessment of internal control over financial reporting as of December 31, 2015.  We acquired this business during the second quarter of 2015 and our management has not conducted an assessment of the acquired business’ internal control over financial reporting.   Total revenues and total assets of Kencraft Confections, LLC represent 5% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ Jarett S. Levan

Jarett S. Levan

Acting Chairman, and

Chief Executive Officer

/s/ Raymond S. Lopez

Raymond S. Lopez

Executive Vice President

Chief Financial Officer

March  15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BBX Capital Corporation

We have audited the accompanying consolidated balance sheet of BBX Capital Corporation (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year ended December 31, 2015. Our audit of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BBX Capital Corporation and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion.

/s/Grant Thornton LLP

Fort Lauderdale, Florida

March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

BBX Capital Corporation

We have audited the internal control over financial reporting of BBX Capital Corporation (a Florida corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Kencraft Confections, LLC, a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 2 and 5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015. As indicated in Management’s Report, Kencraft Confections, LLC was acquired during 2015. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Kencraft Confections, LLC.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/Grant Thornton LLP

Fort Lauderdale, Florida

March 15, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of BBX Capital Corporation:

In our opinion, the consolidated statement of financial condition as of December 31, 2014 and the related consolidated statements of operations and comprehensive income, consolidated statements of changes in equity, and consolidated statements of cash flows for each of two years in the period ended December 31, 2014 present fairly, in all material respects, the financial position of BBX Capital Corporation and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Fort Lauderdale, Florida

March 16, 2015

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(In thousands, except share data)	2015	2014
ASSETS
Cash and cash equivalents ($0 and $4,993 in Variable Interest Entities ("VIEs"))	$69,040	58,819
Restricted cash and time deposits	2,651	-
Loans held-for-sale ($0 and $35,423 in VIEs)	21,354	35,423
Loans receivable, net of allowance for loan losses of $0 and $977
($0 and $18,972, net of allowance of $0 and $977 in VIEs)	34,035	26,844
Trade receivables, net of allowance for bad debts of $404 and $148	13,732	13,416
Real estate held-for-investment ($0 and $19,945 in VIEs)	31,290	76,552
Real estate held-for-sale ($0 and $13,745 in VIEs)	46,338	41,733
Investments in unconsolidated real estate joint ventures	42,962	16,065
Investment in Woodbridge Holdings, LLC	75,545	73,026
Properties and equipment ($0 and $7,561 in VIEs)	18,083	16,717
Inventories	16,347	14,505
Goodwill	7,601	7,377
Other intangible assets	8,211	8,440
Other assets ($0 and $1,017 in VIEs)	6,352	4,019
Total assets	$393,541	392,936
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$11,059	9,603
BB&T preferred interest in FAR, LLC ($0 and $12,348 in VIE)	-	12,348
Notes payable to Woodbridge Holdings, LLC	-	11,750
Notes payable	21,421	17,923
Principal and interest advances on residential loans ($0 and $11,171 in VIE)	10,356	11,171
Other liabilities ($0 and $1,431 in VIE)	14,726	18,861
Total liabilities	57,562	81,656
Commitments and contingencies (Note 17)
Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Class A common stock, $.01 par value, authorized 25,000,000
shares; issued and outstanding 16,199,145 and 15,977,322 shares	162	160
Class B common stock, $.01 par value, authorized 1,800,000
shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	350,878	347,937
Accumulated deficit	(16,622)	(38,396)
Accumulated other comprehensive income	384	85
Total BBX Capital Corporation shareholders' equity	334,804	309,788
Noncontrolling interest	1,175	1,492
Total equity	335,979	311,280
Total liabilities and equity	$393,541	392,936

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In thousands, except per share data)	2015		2014	2013
Revenues:
Trade sales	$84,284		74,084	10,243
Interest income	10,056		5,164	24,158
Net gains on the sales of assets	31,092		5,527	6,728
Income from real estate operations	3,887		5,516	4,161
Other	2,164		2,354	3,368
Total revenues	131,483		92,645	48,658
Costs and expenses:
Cost of goods sold	62,707		54,682	7,860
BB&T's priority return in FAR distributions	68		736	3,227
Interest expense	258		1,580	1,933
Real estate operating expenses	4,773		6,296	5,807
Recoveries from loan losses, net	(13,457)		(7,155)	(43,865)
Asset impairments, net	287		7,015	4,708
Selling, general and administrative expenses	65,936		52,296	34,412
Total costs and expenses	120,572		115,450	14,082
Equity in earnings of Woodbridge Holdings, LLC	14,974		25,282	13,461
Equity in losses of unconsolidated real estate joint ventures	(1,565)		(559)	-
Foreign exchange loss	(1,038)		(715)	(357)
Income before income taxes	23,282		1,203	47,680
(Benefit) provision for income taxes	(245)		(3,101)	20
Net income	23,527		4,304	47,660
Net (earnings) loss attributable to noncontrolling interest	(1,753)		391	179
Net income attributable to BBX Capital Corporation	$21,774		4,695	47,839

Basic earnings per share	$1.34		0.29	3.02
Diluted earnings per share	$1.30		0.28	2.94

Basic weighted average number of common shares outstanding	16,229		16,043	15,843

Diluted weighted average number of common and common
equivalent shares outstanding	16,805		16,678	16,278

Net income	$23,527		4,304	47,660
Other comprehensive income, net of tax
Foreign currency translation adjustments	353		88	16
Unrealized gains on securities available for sale	13		-	-
Other comprehensive income, net of tax	366	-	88	16
Comprehensive income	23,893		4,392	47,676
Less: net (earnings) loss attributable to noncontrolling interest	(1,753)		391	179
Foreign currency translation adjustments attributable
to noncontrolling interest	(67)		(16)	(3)
Total comprehensive income attributable to
BBX Capital Corporation	$22,073		4,767	47,852

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED DECEMBER 31, 2015

	Shares of				Accumulated
	Class A		Additional		Other	BBX Capital	Non-
	Common Stock	Common	Paid-in	(Accumulated	Comprehensive	Corporation	Controlling	Total
(In thousands)	Outstanding	Stock	Capital	Deficit)	Income	Equity	Interest	Equity
Balance, December 31, 2012	15,577	$157	331,097	(90,930)	-	240,324	-	240,324
Net income		-	-	47,839	-	47,839	(179)	47,660
Noncontrolling interest contributions		-	-	-	-	-	1,360	1,360
Other comprehensive income		-	-	-	13	13	3	16
Investment in Woodbridge Holdings, LLC		-	13,337	-	-	13,337	-	13,337
Retirement of Class A common shares to satisfy share-based compensation income tax withholding requirements	(114)	(1)	(1,646)	-	-	(1,647)	-	(1,647)
Share based compensation expense	315	4	2,512	-	-	2,516	-	2,516
Balance, December 31, 2013	15,778	$160	345,300	(43,091)	13	302,382	1,184	303,566
Net income		-	-	4,695	-	4,695	(391)	4,304
Noncontrolling interest distributions		-	-	-	-	-	(157)	(157)
Noncontrolling interest contributions		-	-	-	-	-	840	840
Other comprehensive income		-	-	-	72	72	16	88
Woodbridge capital transactions - excess tax benefits		-	957	-	-	957	-	957
Retirement of Class A common shares to satisfy share-based compensation income tax withholding requirements	(116)	(1)	(2,020)	-	-	(2,021)	-	(2,021)
Share based compensation expense	315	3	3,700	-	-	3,703	-	3,703
Balance, December 31, 2014	15,977	$162	347,937	(38,396)	85	309,788	1,492	311,280
Net income		-	-	21,774	-	21,774	1,753	23,527
Noncontrolling interest distributions		-	-	-	-	-	(2,299)	(2,299)
Noncontrolling interest contributions		-	-	-	-	-	162	162
Other comprehensive income		-	-	-	299	299	67	366
Retirement of Class A common shares to satisfy share-based compensation income tax withholding requirements	(160)	(2)	(2,527)	-	-	(2,529)	-	(2,529)
Share based compensation expense	382	4	5,468	-	-	5,472	-	5,472
Balance, December 31, 2015	16,199	$164	350,878	(16,622)	384	334,804	1,175	335,979

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2015	2014	2013
Operating activities:
Net income	$23,527	4,304	47,660
Adjustment to reconcile net income to net cash
(used in) provided by operating activities:
Recoveries from loan losses and asset recoveries, net	(13,233)	(1,470)	(39,157)
Depreciation, amortization and accretion, net	3,464	2,382	1,055
Share-based compensation expense	5,472	3,703	2,516
Net gains on sales of real estate, loans held-for-sale,
properties and equipment and other assets	(31,048)	(5,187)	(6,728)
Equity in losses of unconsolidated real estate joint ventures	1,565	559	-
Bargain purchase gain from acquisitions	(254)	(1,237)	(1,001)
Deferred income tax benefit	(329)	(3,107)	-
Decrease in principal and interest advances on residential loans	(815)	(81)	(1,971)
(Increase) decrease in trade receivables	(559)	(4,741)	3
(Increase) decrease in inventories	(899)	(22)	703
Decrease in accrued interest receivable	88	164	1,269
(Increase) decrease in other assets	(1,148)	2,696	(2,616)
(Decrease) increase in other liabilities	(1,876)	4,872	(1,923)
Net cash (used in) provided by operating activities	(16,045)	2,835	(190)

			(CONTINUED)

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2015	2014	2013
Investing activities:
Proceeds from redemptions of tax certificates	438	627	2,384
Increase in restricted cash and time deposits	(2,651)	-	-
Proceeds from maturities of interest bearing deposits	-	-	496
Purchase of tax certificates	-	-	(31)
Investments in securities	(1,240)	-	-
Net repayments of loans receivable	30,170	42,298	136,136
Proceeds from the sale of loans receivable	68	9,497	3,490
Proceeds from the sale of tax certificates	-	-	928
Additions to real estate held-for-investment	(20,032)	(4,242)	(6,063)
Purchases of real estate held-for-sale	(10,667)	-	-
Proceeds from sales of real estate held-for-sale	72,154	33,240	31,365
Proceeds from the sale of properties and equipment	121	164	5,889
Purchases of office properties and equipment, net	(3,634)	(1,404)	(265)
Distributions from unconsolidated real estate joint ventures	510	-	-
Proceeds from the contribution of real estate to unconsolidated real estate joint ventures	701	4,086	-
Investment in unconsolidated real estate joint ventures	(9,687)	(10,074)	(1,354)
Investment in Woodbridge Holdings, LLC	(11,385)	-	(60,404)
Return of Woodbridge Holdings, LLC investment	8,866	6,504	6,918
Cash outflows from acquisitions, net of cash acquired	(10)	(8,844)	(15,413)
Net cash provided by investing activities	53,722	71,852	104,076
Financing activities:
Repayment of BB&T preferred interest in FAR, LLC	(12,348)	(56,169)	(128,360)
Proceeds from notes payable to related parties	-	-	9,911
Repayment of notes payable to related parties	(11,750)	(3,267)	-
Proceeds from notes payable	4,997	3,033	-
Repayment of notes payable	(3,643)	(905)	(4,389)
Deferred financing fees	(46)	(360)	-
Retirement of Class A Common Stock to satisfy share-based
compensation withholding income tax requirements	(2,529)	(2,021)	(1,647)
Noncontrolling interest contributions	162	840	1,360
Noncontrolling interest distributions	(2,299)	(157)	-
Net cash used in financing activities	(27,456)	(59,006)	(123,125)
Increase (decrease) in cash and cash equivalents	10,221	15,681	(19,239)
Cash and cash equivalents at the beginning of period	58,819	43,138	62,377
Cash and cash equivalents at the end of period	$69,040	58,819	43,138

			(CONTINUED)

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In thousands)	2015	2014	2013
Cash paid for:
Interest on borrowings	$1,423	2,053	5,013
Income taxes payments, net	84	6	20
Supplementary disclosure of non-cash investing and
financing activities:
Loans receivable and tax certificates transferred to real estate
held-for-sale or real estate held-for-investment	3,215	21,400	82,177
Loans receivable transferred to property and equipment	-	-	12,834
Loans receivable transferred to loans held-for-sale	-	2,299	42,398
Loans receivable transferred from loans held-for-sale	7,365	-	1,312
Increase in loans receivable from the sale of real estate	10,000	-	-
Notes payable issued in connection with the investment
in Woodbridge Holdings, LLC	-	-	11,750
Increase in additional paid-in-capital associated with the
investment in Woodbridge Holdings, LLC	-	-	13,337
Woodbridge capital transactions - excess tax benefits	-	957	-
Change in accumulated other comprehensive income	366	88	16
Refinance of notes payable to related parties	-	7,475	-
Increase in notes payable associated with refinance
of notes payable to related parties	-	7,475	-
Issuance of notes payable to purchase properties and equipment	-	21	-
Transfer of real estate-held-for-investment to real estate-held-for-sale	41,751	28,018	-
Real estate held-for-investment transferred to investment
in real estate joint ventures	19,448	1,920	-
Increase in real estate held-for-sale from assumption of other liabilities	-	2,879	-

See Notes to Consolidated Financial Statements

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization

BBX Capital Corporation (formerly BankAtlantic Bancorp, Inc.) and its subsidiaries may also be referred to as “BBX Capital”, “we”, “us,” or “our” in these notes to the consolidated financial statements. BBX Capital Corporation (excluding its subsidiaries, “BBX Capital Corporation”) was organized under the laws of the State of Florida in 1994. BBX Capital is involved in the ownership , acquisition, development and management of and investments in real estate and real estate related assets, and BBX Capital is also involved in the investment in or acquisition of operating businesses.  In April 2013, BBX Capital Corporation acquired a 46% equity interest in Woodbridge Holdings, LLC (“Woodbridge”).  Woodbridge’s principal asset is its ownership of Bluegreen Corporation and its subsidiaries (“Bluegreen”).  Bluegreen manages, markets and sells the Bluegreen Vacation Club, a points-based, deeded vacation ownership plan with more than 190,000 owners.  BFC Financial Corporation (“BFC”), the controlling shareholder of BBX Capital, owns the remaining 54% of Woodbridge (see Note 5 Investment in Woodbridge Holdings, LLC).

BBX Capital Corporation’s principal asset until July 31, 2012 was its ownership of BankAtlantic and its subsidiaries (“BankAtlantic”).  BankAtlantic was a federal savings bank headquartered in Fort Lauderdale, Florida.  On July 31, 2012, BBX Capital Corporation completed the sale to BB&T Corporation (“BB&T”) of all of the issued and outstanding shares of capital stock of BankAtlantic (the stock sale and related transactions described herein are collectively referred to as the “BB&T Transaction”). Prior to the closing of the BB&T Transaction, BankAtlantic formed two wholly-owned subsidiaries, BBX Capital Asset Management, LLC (“CAM”) and Florida Asset Resolution Group, LLC (“FAR”).

Prior to the closing of the BB&T Transaction, BankAtlantic contributed approximately $82 million in cash to CAM and certain non-performing commercial loans, commercial real estate and previously written-off assets that had an aggregate carrying value on BankAtlantic’s balance sheet of $125 million as of July 31, 2012.  CAM assumed all liabilities related to these assets.  Prior to the closing of the BB&T Transaction, BankAtlantic distributed all of the membership interests in CAM to BBX Capital. CAM remains a wholly-owned subsidiary of BBX Capital.

BankAtlantic contributed to FAR certain performing and non-performing loans, tax certificates and real estate that had an aggregate carrying value on BankAtlantic’s balance sheet of approximately $346 million as of July 31, 2012.  FAR assumed all liabilities related to these assets.  BankAtlantic also contributed approximately $50 million in cash to FAR on July 31, 2012 and thereafter distributed all of the membership interests in FAR to BBX Capital.  At the closing of the BB&T Transaction, BBX Capital transferred to BB&T 95% of the outstanding preferred membership interests in FAR in connection with BB&T’s assumption of BBX Capital’s $285.4 million in principal amount of outstanding trust preferred securities (“TruPS”) obligations. BBX Capital retained the remaining 5% of FAR’s preferred membership interests. Under the terms of the Amended and Restated Limited Liability Company agreement of FAR entered into by BBX Capital and BB&T at the closing, BB&T was entitled to hold its 95% preferred interest in the net cash flows of FAR until it recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum on any unpaid preference amount.  On May 6, 2015, BB&T’s preferred interest in FAR was repaid in full and redeemed and FAR became a wholly-owned subsidiary of BBX Capital.

On April 30, 2015, BFC purchased 4,771,221 shares of BBX Capital’s Class A common stock through a tender offer and in September 2015, BFC acquired an additional 221,821 shares of BBX Capital’s Class A common stock from its executive officers upon the vesting of restricted stock units.  These share acquisitions increased BFC’s ownership percentage to approximately 81% of the issued and outstanding shares of BBX Capital’s Class A common stock, which together with the shares of BBX Capital’s Class B common stock owned by BFC, represented an approximate 81% equity interest and 90% voting interest in BBX Capital.  BFC owns 100% of BBX Capital’s Class B common stock.

BBX Capital has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. The percentage of total common equity represented by Class A and Class B common stock was 99% and 1% at December 31, 2015, respectively. The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 97,523 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis at any time at BFC’s discretion.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.  Summary of Significant Accounting Policies

The accounting policies applied by BBX Capital conform to accounting principles generally accepted in the United States of America.

BBX Capital’s consolidated financial statements have been prepared on a going concern basis, which reflects the realization of assets and the repayments of liabilities in the normal course of business.

Certain amounts for prior years have been reclassified to conform to the revised financial statement presentation for 2015.

Use of Estimates - In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of financial condition and operations for the periods presented. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, including the valuation of collateral dependent loans, the valuation of loans held-for-sale, the valuation of real estate held-for-sale and held-for-investment, the determination of lower of cost or market for inventories, the valuation of assets acquired and liabilities assumed in the acquisition of a business, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions and accounting for contingencies.

Consolidation Policy – The consolidated financial statements include the accounts of BBX Capital Corporation and its wholly-owned subsidiaries and majority-owned subsidiaries. All inter-company transactions and balances have been eliminated.

Entities in which BBX Capital has a controlling financial interest are consolidated in BBX Capital’s consolidated financial statements. BBX Capital determines whether it has a controlling financial interest in an entity by first evaluating whether the entity is a voting interest entity or a variable interest entity (VIE). Voting interest entities are entities in which the total equity investment at risk is sufficient to enable the entity to finance itself independently and provides the equity holders with the obligation to absorb losses, the right to receive residual returns and the right to make decisions about the entity’s activities. BBX Capital consolidates voting interest entities in which it has all, or at least a majority of, the voting interest. VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE.  BBX Capital consolidates all VIE’s in which it is the primary beneficiary.

Cash Equivalents – Cash equivalents consist of cash, demand deposits at financial institutions, money market funds and other short-term investments with maturities of 90 days or less when originated. Cash maintained at financial institutions exceeds the $250,000 federally insured limit.

Restricted Cash and Time Deposits - Cash and interest bearing deposits are segregated into restricted accounts for specific uses in accordance with the terms of certain land development agreements, loan servicing contracts and notes payable security agreements. Restricted funds are controlled by third-parties.

Loans – Loans that management has the intent and ability to hold for the foreseeable future, or until maturity or payoff, are reported at their outstanding principal balances net of any unearned income, unamortized deferred fees or costs, premiums or discounts and an allowance for loan losses.  Loans that management has the intent to sell are classified as loans held-for-sale and are reported at the lower of aggregate cost or estimated fair value. Loan origination fees, and related direct loan origination costs, premiums and discounts on loans held-for-sale are deferred until the related loan is sold and included in gains and losses upon sale. Loans are classified as loans held-for-sale when management originates loans for resale or when management decides to sell loans that were not originated or purchased for sale. Transfers of loans between classifications are recorded at the lower of aggregate cost or estimated fair value at the transfer date.

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

Non-accrual and Past Due Loans – Loans are generally placed on non-accrual status at the earlier of the loan becoming past due 90 days as to either principal or interest or when the borrower has entered bankruptcy proceedings and the loan is delinquent. Commercial and small business loans may be placed on non-accrual status sooner due to material deterioration of conditions surrounding the repayment sources, which could include insufficient borrower capacity to service the debt, declines in the loan-to-value ratio of the loan’s collateral or other factors causing the full payment of the loan’s principal and interest to be in doubt. Accordingly, BBX Capital may place a loan on non-accrual status even when payments of principal or interest are not currently in default. When a loan is placed on non-accrual, all accrued interest is reversed against interest income. Loans may be restored to accrual status when there has been a satisfactory period of performance and the loan is expected to perform in the future according to its contractual terms. Commercial and small business loans are charged-down if the collection of principal or interest is considered doubtful. Consumer and residential real estate loans that are 120 days past due are charged down to the collateral’s fair value less estimated selling costs.

Trade Receivables - Trade receivables are recorded at the invoiced amount and do not bear interest.  BBX Capital maintains an allowance for doubtful accounts for estimated losses inherent in its accounts receivable portfolio.  In establishing the required allowance, management considers historical losses adjusted to take into account current market conditions and the customers' financial condition, the amount of receivables in dispute, and the current receivables aging and current payment patterns.  BBX Capital reviews its allowance for doubtful accounts quarterly.  Past due balances over 90 days and over a specified amount are reviewed individually for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

Real Estate Held-for-Investment and Real Estate Held-for-Sale– Real estate held-for-investment and real estate held-for-sale represents real estate that BBX Capital has taken possession or ownership through foreclosure of the underlying loan collateral. At the time of foreclosure the real estate is measured at its estimated fair value less cost to sell and any impairments or recoveries are reflected in the allowance for loan losses.

Real estate held-for-sale is subsequently measured at the lower of cost or estimated fair value and valuation allowance adjustments are made to reflect any subsequent declines in fair values. Recoveries are recognized for any subsequent increases in fair value but not in excess of cumulative losses recognized.  Real estate held-for-investment is depreciated over its useful life using the straight line method, if applicable.  Expenditures for capital improvements are generally capitalized. The costs of holding real estate are charged to real estate operating expenses as incurred. Changes in the real estate valuation allowance are recorded as asset (recoveries) impairments  in BBX Capital’s Consolidated Statements of Operations.

Investments in Unconsolidated Real Estate Joint Ventures and Investment in Woodbridge Holdings, LLC – BBX Capital follows the equity method of accounting to record its interests in companies in which it has the ability to significantly influence the decisions of the entity and to record its investment in variable interest entities in which it is not

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the primary beneficiary. Under the equity method, an investment is shown on the Statement of Financial Condition of an investor as a single amount and an investor’s share of earnings or losses from its investment is shown in the Statement of Operations as a single amount.  The investment is initially measured at cost and adjusted for the investor’s share of the earnings or losses of the investee as well as dividends received from the investee.  The investor recognizes its share of the earnings or losses of the investee in the periods for which they are reported by the investee in its financial statements rather than in the period in which an investee declares a dividend.  BBX Capital recognizes earnings or losses on certain equity method investments based on the hypothetical liquidation at book value (“HLBV”) method.  Under the HLBV method, earnings or losses are recognized based on how an entity would allocate and distribute its cash if it were to sell all of its assets and settle its liabilities for their carrying amounts and liquidate at the reporting date.  The HLBV method is used to calculate earnings or losses for equity method investments when the contractual cash disbursements are different than the investors’ equity interest.

Interest expense is capitalized by the investor on investments, advances or loans to real estate equity method companies that began qualifying activities. Total capitalized interest expense cannot exceed interest expense incurred.  Interest expense capitalization ceases when the investee completes its qualifying activities.

BBX Capital evaluates its investments accounted for under the equity method of accounting for other-than-temporary declines in value on an on-going basis.  The review for other-than-temporary declines takes into account the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the project or the investment and the intent and ability of BBX Capital to retain the investment for a period of time sufficient to allow for recovery. BBX Capital considers all available evidence to evaluate the fair value of BBX Capital’s equity method investments, including prior forecasts compared to actual performance, discounted forecasts of future distributions and economic trends in the real estate industry.  If BBX Capital believes that the decline in the fair value of the equity investment is other-than-temporary, BBX Capital will record the investment at fair value and recognize impairment in BBX Capital’s consolidated statements of operations.

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

Inventories – Inventories are measured at the lower of cost or market.  Cost includes all costs of conversions, including materials, direct labor, production overhead, depreciation of equipment and shipping costs.  Raw materials are stated at the lower of approximate cost, on a first-in, first-out basis, and market determined by reference to replacement cost.  Raw materials are not written down unless the goods in which they are incorporated are expected to be sold for less than cost, in which case, they are written down by reference to replacement cost of the raw materials.  Finished goods and work in progress are stated at the lower of approximate cost or market determined on a first-in, first-out basis for Renin’s finished goods inventory and on an approximate average cost basis for the Sweet Holdings’ finished goods inventory.

Goodwill and other Intangible Assets – Other intangible assets consists of trade names, customer relationships, non-competition agreements and lease premiums that were initially recorded at fair value and are amortized on a straight-line basis over their respective estimated useful lives. Other intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. The carrying amount of an intangible asset is not considered recoverable when the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use of the intangible asset.  The impairment is measured as the amount by which the carrying amount of the intangible asset exceeds its fair value.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

amount of the goodwill exceeds the implied goodwill, impairment is recorded for the excess. The implied goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined.

Tax Certificates – Tax certificates included in other assets totaled $0.1 million and $0.2 million, net of allowance for tax certificate losses as of December 31, 2015 and 2014, respectively.  Tax certificates represent a priority lien against real property for which assessed real estate taxes are delinquent. Tax certificates were acquired from municipalities generally through public auction.

Income Taxes  – BBX Capital as of May 1, 2015 files federal and state income tax returns as part of BFC’s consolidated income tax returns.  In prior years, BBX Capital filed consolidated federal and state income tax returns. Renin’s Canadian and United Kingdom subsidiaries’ earnings are subject to taxation in Canada and the United Kingdom and these subsidiaries file separate income tax returns in those countries.

BBX Capital’s provision for income taxes for the year ended December 31, 2015 was calculated based on the separate return method.  Under the separate return method it is assumed that BBX Capital files a separate consolidated income tax return with the taxing authorities reporting its taxable income or loss and paying the applicable tax to or receiving the appropriate refund from BFC.

BBX Capital’s provision for income taxes is based on income before taxes reported for financial statement purposes after adjustments for transactions that do not have tax consequences. Deferred tax assets and liabilities are realized according to the estimated future tax consequences attributable to differences between the carrying value of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates as of the date of the Consolidated Statements of Financial Condition. The effect of a change in tax rates on deferred tax assets and liabilities is reflected in the period that includes the statutory enactment date. A deferred tax asset valuation allowance is recorded when it has been determined that it is more-likely-than-not that deferred tax assets will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance.  Additionally, taxable temporary differences that originate from a business combination could result in deferred tax valuation allowance reversals.

An uncertain tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax return that is not based on clear and unambiguous tax law and which is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. BBX Capital may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. BBX Capital measures the tax benefits recognized based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. BBX Capital recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes.

Revenue Recognition – Gains and losses from the sales of real estate and the transfer of real estate to joint ventures are recognized when the sales are closed and title passes to the buyer, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, the buyer’s receivable, if applicable, is not subject to future subordination and BBX Capital does not have substantial continuing involvement with the property.

Revenues are recognized on trade sales when products are shipped and the customer takes ownership and assumes the risk of loss.

Revenues from interest income are recognized on accruing loans when it is probable that all of the principal and interest will be collected in accordance with the loan’s contractual terms.  Interest income is recognized on non-accrual loans on a cash basis.

Revenues from real estate operations are generally rental income from properties under operating leases.  Rental income is recognized as rents become due and rental payments received in advance are deferred until earned.

Advertising Costs  – Advertising costs are expensed as incurred.

Accounting for Loss Contingencies – Loss contingencies, including those arising from legal actions, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.

Earnings Per Share – Basic earnings per share excludes dilution and is computed by dividing net income attributable to BBX Capital by the weighted average number of common shares outstanding for the period. Diluted earnings

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

per share reflect the potential dilution that could occur if options to issue common shares or restricted common stock awards of BBX Capital were exercised or lapse. In calculating diluted earnings per share net income attributable to BBX Capital is divided by the weighted average number of common shares. Options and restricted stock awards are included in the weighted average number of common shares outstanding based on the treasury stock method, if dilutive.

Stock-Based Compensation Plans – Compensation expense for stock options and non-vested restricted common stock awards is based on the fair value of the award on the measurement date, which is generally the grant date. BBX Capital recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally four years for non-vested restricted common stock awards and five years for stock options. The fair value of stock options is estimated using the Black-Scholes option-pricing model. The fair value of non-vested restricted common stock awards is generally the market price of BBX Capital’s common stock on the grant date.

New Accounting Pronouncements:

The FASB has issued the following accounting pronouncements and guidance relevant to BBX Capital’s operations:

Accounting Standards Update Number 2016-02 – Leases (Topic 845).  This update requires an entity to recognize a right-of-use asset and a lease liability for virtually all of its leases.  The liability will be equal to the present value of lease payments.  The asset will generally be based on the liability. For income statement purposes operating leases will result in straight-line expense and finance leases will result in expenses similar to current capital leases.  The guidance also requires additional disclosures to enable users of financial statements to understand the amount, timing and uncertainty of cash flows arising from leases.  The guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early adoption is permitted.  BBX Capital is currently evaluating the requirements of this update and has not yet determined its impact on BBX Capital’s consolidated financial statements.

Accounting Standards Update Number 2016-01 –– Financial Instruments – Overall (Topic 825) – Recognition and Measurement of Financial Assets and Financial Liabilities.  This update requires all equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) to generally be measured at fair value through earnings.  There will no longer be an available-for-sale classification for equity securities with readily determinable fair values.  The cost method is eliminated for equity investments without readily determinable fair values. However, entities will be able to elect to record equity investments without readily determinable fair values at cost, less impairment.  This update also simplifies the impairment assessment for equity investments and requires the use of the exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  The amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  BBX Capital is currently evaluating the requirements of this update and has not yet determined its impact on BBX Capital's consolidated financial statements.

Accounting Standards Update Number 2015-16 –– Business Combinations (Topic 805) – Simplifying the Accounting Measurement-Period Adjustments.  This update requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  The acquirer is required to record, in the same period’s financial statements, the effect on earnings, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  The update requires that the acquirer disclose in the notes or on the face of the income statement the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  The amendments in this update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years.  This update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued.  We do not expect the adoption of this update on January 1, 2016 to have a material impact on BBX Capital’s consolidated financial statements.

Accounting Standards Update Number 2015-15 –– Interest – Imputation of Interest (Topic 835-30) – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.  This update amends ASU 2015-03 and permits presentation of debt issuance costs on line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  This update was effective upon the issuance of the

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

standard and may be applied prospectively.  We do not expect the adoption of this update on January 1, 2016 to have a material impact on BBX Capital’s consolidated financial statements.

Accounting Standards Update Number 2015-11 –– Inventory (Topic 330) – Simplifying the Measurement of Inventory. This update requires that an entity should measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.   The update was intended to more clearly articulate the requirements for the measurement and disclosure of inventory and not to change current practices.   The update is effective for annual and interim reporting periods beginning after December 15, 2016.  The update should be applied prospectively with early application permitted at the beginning of an interim or annual reporting period.  The adoption of this update is not expected to have a material impact on BBX Capital’s consolidated financial statements.

Accounting Standards Update Number 2015-05 –– Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.  This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.    The standard is effective for annual and interim reporting periods beginning after December 15, 2015.  Early application is permitted.  We do not expect the adoption of this update on January 1, 2016 to have a material impact on BBX Capital’s consolidated financial statements.

Accounting Standards Update Number 2015-03 –– Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  This update requires that debt issuance costs related to a recognized debt liability be presented in the Statement of Financial Condition as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The standard is effective for annual and interim reporting periods beginning after December 15, 2015.  Early application is permitted.  We do not expect the adoption of this update on January 1, 2016 to have a material impact on BBX Capital’s consolidated financial statements.

Accounting Standards Update Number 2015-02 –  Amendments to the Consolidation Analysis (Topic 810):  This update changes the manner in which a reporting entity assesses one of the five characteristics that determines if an entity is a variable interest entity.  In particular, when decision-making over the entity’s most significant activities has been outsourced, the update changes how a reporting entity assesses if the equity holders at risk lack decision making rights.  The update also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights.  The standard is effective for annual reporting periods beginning after December 15, 2015.  Early application is permitted.  We do not expect the adoption of this update on January 1, 2016 to have a material impact on BBX Capital’s consolidated financial statements.

Accounting Standards Update Number 2014-15 –  Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This update provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The guidance requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in United States auditing standards.  The standard is effective for annual and interim reporting periods beginning after December 15, 2016.  Early application is permitted.  BBX Capital is currently evaluating the requirements of this update and has not yet determined its impact on the Company's consolidated financial statements.

Accounting Standards Update Number 2014-09 – Revenue from Contracts with Customers – (Topic 606).  Accounting Standards Update Number 2014-09 –  Revenue Recognition (Topic 606): Revenue from Contracts with Customers. This guidance is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach.  It also requires disclosures designed to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  This accounting guidance update will replace most existing revenue recognition guidance in U.S. GAAP.  The standard was effective for annual and interim reporting periods beginning after December 15, 2016.  AU 2015-14 deferred the effective date of this update for all entities by one year.   Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  BBX Capital

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

is currently evaluating the requirements of this update and has not yet determined its adoption date, adoption method or the impact it may have on BBX Capital's consolidated financial statements.

3. Acquisitions

In April 2015, BBX Sweet Holdings, LLC (“BBX Sweet Holdings”), a wholly owned subsidiary of BBX Capital Corporation, acquired the assets of Kencraft Confections, LLC (“Kencraft”) for $1.4 million.  The purchase consideration was funded by a $995,000 notes payable to a financial institution and a $400,000 promissory note to the seller.  Kencraft is a Utah based manufacturer of hard candies and icing decorations.  Business combination disclosures required by Topic 805-10-50 for the Kencraft asset acquisition are not included in BBX Capital’s notes to the consolidated financial statements as the Kencraft asset acquisition was not considered material to BBX Capital’s Consolidated Financial Statements.  BBX Capital recognized a $254,000 bargain gain from the acquisition of Kencraft and incurred $0.1 million of acquisition related costs.

2014 Acquisitions

In October 2014, BBX Sweet Holdings acquired the outstanding common shares of Anastasia Confections (“Anastasia”) for $11.4 million.  Founded in 1984 and headquartered in an 80,000 square foot production facility in Orlando, Florida, Anastasia manufactures gourmet coconut and chocolate candy, salt water taffy, and other chocolate gift products.  The purchase consideration included cash of $4.2 million and a $7.5 million promissory note. The promissory note was recorded at a $0.3 million discount to reflect the fair value of the promissory note at the acquisition date.

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

The following tables summarize the fair value of the assets acquired and liabilities assumed from Anastasia at the acquisition date (in thousands):

Fair value of identifiable assets acquired and liabilities assumed:
Trade receivables	$483
Inventories	1,338
Properties and equipment	1,873
Identifiable intangible assets (1)	3,410
Deferred tax liabilities	(1,589)
Other liabilities	(421)
Fair value of identifiable net assets	5,094
Goodwill	6,337
Purchase consideration	$11,431

(1)	Identifiable intangible assets consisted primarily of $1.9 million and $1.5 million of trademarks and customer relationships, respectively.

BBX Capital incurred $0.1 million of acquisition related costs in connection with the Anastasia acquisition.  The acquisition related costs are included in selling, general and administrative expenses in BBX Capital’s Consolidated Statements of Operations for the year ended December 31, 2014.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amount of revenues and net income from Anastasia included in BBX Capital’s Consolidated Statements of Operations for the year ended December 31, 2014 was $2.1 million and $268,000, respectively.  The Anastasia net income excludes acquisition related costs and is from the date of acquisition (October 1, 2014) through December 31, 2014.

The supplemental pro forma amount of BBX Capital’s revenues and net income had the Anastasia acquisition been as of January 1, 2013 was as follows (in thousands):

(unaudited)	Revenue	Income (1)
Pro forma from 1/1/2014 -12/31/2014	$98,022	4,540
Pro forma from 1/1/2013 -12/31/2013	$54,828	48,305

(1)	Amounts represent income from continuing operations.

The following tables summarize the fair value of the assets acquired and liabilities assumed from Williams and Bennett, Jer’s and Helen Grace at the respective acquisition dates (in thousands):

Fair value of identifiable assets acquired and liabilities assumed:
Trade receivables	$49
Inventories	3,284
Properties and equipment	1,329
Identifiable intangible assets	2,738
Other assets	416
Notes payable	(186)
Deferred tax liabilities	(1,742)
Other liabilities	(602)
Fair value of identifiable net assets	5,286
Goodwill	1,264
Purchase consideration	(5,313)
Bargain purchase gain	$1,237

(1)	Identifiable intangible assets consisted primarily of $1.2 million and $1.1 million of trademarks and customer relationships intangible assets, respectively.

BBX Capital incurred $0.4 million of acquisition related costs in connection with these acquisitions.  The acquisition related costs are included in selling, general and administrative expenses in BBX Capital’s Consolidated Statements of Operations for the year ended December 31, 2014.

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

The amount of revenues and net loss from these acquisitions included in BBX Capital’s Consolidated Statements of Operations for the year ended December 31, 2014 was $9.7 million and $0.3 million, respectively.  The net loss from the date of these acquisitions through December 31, 2014 excludes $0.4 million of acquisition related costs and the $1.2 million Helen Grace bargain purchase gain.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The supplemental pro forma amount of BBX Capital’s revenues and net income had these acquisitions been consummated as of January 1, 2013 was as follows (in thousands):

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

2013 Acquisitions

On October 30, 2013, Renin Holdings, LLC (“Renin”) a newly formed joint venture owned 81% by BBX Capital and 19% by BFC acquired through two subsidiaries substantially all of the assets and certain liabilities of Renin Corp for approximately $14.5 million (the “Renin Transaction Consideration”). Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and operates through headquarters in Canada and two manufacturing, assembly and distribution facilities in Canada and the United States and a sales facility in the United Kingdom.

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

In December 2013, BBX Sweet Holdings acquired the outstanding equity interests in Hoffman’s Chocolates and its subsidiaries Boca Bons, LLC and S&F Good Fortunes, LLC (collectively, “Hoffman’s”).  Hoffman’s is a manufacturer of gourmet chocolates, with retail locations in South Florida.  The purchase consideration included a $500,000 holdback (“Holdback”) that was payable on the second anniversary of the closing date and accrued interest at 1.93% per annum.  The Holdback served as security for the Hoffman’s sellers’ obligations under the Hoffman’s stock purchase and sale agreement including the indemnity obligations and performance under each of such seller’s non-competition agreements.  The Holdback was recorded at a $46,000 premium to reflect the fair value of the Holdback at the acquisition date.  The obligation of BBX Sweet Holdings to pay to the Hoffman’s sellers all or any portion of the Holdback was guaranteed by BBX Capital.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables summarize the purchase consideration for the Hoffman’s acquisition and for the Renin Transaction and the fair value of the assets acquired and liabilities assumed and the net cash outflows from the acquisitions at the acquisition dates (in thousands):

Fair value of identifiable assets acquired and liabilities assumed:
Cash	$1,033
Trade receivables	7,523
Inventories	9,858
Properties and equipment	6,134
Identifiable intangible assets	2,686
Other assets	477
Note payable	(2,493)
Other liabilities	(9,011)
Fair value of identifiable net assets	16,207
Purchase consideration	(15,206)
Bargain purchase gain	$1,001

Purchase consideration	$15,206
Working capital adjustment receivable	1,694
Holdback Amounts	(500)
Discount on Holdback Amount	46
Cash acquired	(1,033)
Net cash outflows from acquisitions	$15,413

BBX Capital incurred $1.1 million of acquisition related costs in connection with the acquisitions.  The bargain purchase gain of $1.0 million from the Renin Transaction represents the amount by which the fair value of identifiable net assets acquired exceeded the Renin Transaction Consideration. Management believes that it was able to acquire Renin Corp. for a bargain purchase gain because Renin Corp. was a distressed company.  The acquisition related costs are included in selling, general and administrative expenses in BBX Capital’s Consolidated Statements of Operations for the year ended December 31, 2013.

The amount of revenues and net loss from the Renin Transaction included in BBX Capital’s Consolidated Statements of Operations for the year ended December 31, 2013 was $9.3 million and a net loss of $0.9 million, respectively.  Actual net loss from October 30, 2013 through December 31, 2013 excludes acquisition costs and the bargain purchase gain.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The supplemental pro forma amount of BBX Capital’s revenues and net income (loss) had the Renin Transaction been consummated as of January 1, 2012 was as follows (in thousands):

(unaudited)	Revenue	Income (1)
Pro forma from 1/1/2013 - 12/31/2013	$104,987	43,639

(1)  Amounts represent income from continuing operations

The methodology utilized to fair value the assets acquired for the acquisitions was as follows:

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

Inventories

Raw materials were fair valued using the cost approach.  Raw material items replaced on a regular basis were recorded at fair value based on historical costs.  Raw material items acquired in the Renin transaction with greater than 180 days of usage on hand were recorded at fair value based on discounts relative to historical cost amounts.  Finished goods inventory was recorded at fair value using the cost approach.  A gross margin was added to the finished goods historical cost amounts in order to estimate a reasonable profit margin for selling finished goods.   Finished goods on hand acquired in the Renin Transaction greater than 180 days of sales were recorded at fair value with discounts relative to historical costs.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.  Goodwill and Other Intangible Assets

Included in BBX Capital’s Consolidated Statements of Financial Condition as of December 31, 2015 and 2014 was $7.6 million and $7.4 million of goodwill, respectively.  The goodwill was recognized in connection with BBX Sweet Holdings acquisitions and is part of the Sweet Holdings reportable segment.  The Anastasia acquisition goodwill was adjusted based on additional information obtained concerning the tax basis of properties and equipment acquired.  The adjustment to the tax basis increased the taxable temporary differences established in connection with the Anastasia acquisition resulting in a $0.2 million increase in Goodwill during the year ended December 31, 2015.

BBX Capital tests goodwill for potential impairment annually on December 31 or during interim periods if impairment indicators exist.  BBX Capital first assesses qualitatively whether it is necessary to perform the two-step goodwill impairment test.  The two-step test is performed when it is more-likely-than-not that the reporting unit’s goodwill fair value is less than its carrying amount.  BBX Capital evaluates the following factors in its qualitative assessment: macroeconomic conditions, market considerations, cost factors, financial performance and events affecting the reporting unit.

If BBX Capital concludes from the qualitative assessment that further testing is required, BBX Capital performs the two-step goodwill impairment test.  Step one involves the determination of the fair value of BBX Capital’s reporting unit. If the fair value of the reporting unit exceeds the carrying amount, the reporting unit’s goodwill is not considered impaired.  If the fair value of the reporting unit is less than the carrying amount BBX Capital performs step two of the goodwill impairment test which calculates the reporting units goodwill.  If the carrying amount of the reporting unit’s goodwill is greater than the implied fair value of the reporting unit’s goodwill, an impairment loss is recognized.

Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including BBX Capital’s assessment of current economic indicators and market valuations, and assumptions about BBX Capital’s strategic plans with regard to its operations. BBX Capital generally establishes fair value using the discounted cash flow methodology.  The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. BBX Capital generally used a five year period in computing discounted cash flow values. The most significant assumptions used in the discounted cash flow methodology are the discount rate, the terminal value and the forecast of future cash flows.

Major classes of other intangible assets was as follows (in thousands):

	December 31,
Class	2015	2014
Trademarks	$5,965	5,715
Customer Relationships	2,691	2,631
Other	601	490
	9,257	8,836
Accumulated amortization	(1,046)	(396)
Total other intangible assets	$8,211	8,440

The amortization expense of other intangible assets included in selling general and administrative expenses for the years ended December 31, 2015 and 2014 was $0.6 million and $0.4 million, respectively.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated aggregate amortization expense of other intangible assets for each of the five succeeding years was as follows:

Years Ending December 31,	Total
2016	$649
2017	621
2018	597
2019	583
2020	536

Trademarks, customer relationships and non-competition agreements are amortized using the straight-line method over their expected useful lives of 20 years, 12 years and 4 years, respectively.  The lease premium is amortized using the straight-line method over the lease term of 73 months.

Included in other liabilities was a  $306,000 lease discount intangible liability associated with the Anastasia acquisition.  The lease discount is amortized using the straight-line method over the lease term of five years.

5.    Investment in Woodbridge Holdings, LLC

On April 2, 2013, BBX Capital invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The investment was made in connection with Woodbridge’s acquisition on April 2, 2013 of the publicly held shares of Bluegreen. BFC holds the remaining 54% of Woodbridge’s outstanding equity interests and is the managing member of Woodbridge. Since BFC is the majority owner of Woodbridge and the managing member, BBX Capital’s investment in Woodbridge is accounted for under the equity method.  BBX Capital’s investment in Woodbridge consisted of $60.4 million in cash (including $0.4 million in transaction costs) and a promissory note in Woodbridge’s favor in the principal amount of $11.75 million. In connection with BBX Capital’s investment in Woodbridge, BBX Capital and BFC entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BBX Capital’s and BFC’s respective rights as members of Woodbridge and provides, among other things, for unanimity on certain specified “major decisions” and for distributions to be made on a pro rata basis in accordance with BBX Capital’s and BFC’s percentage equity interests in Woodbridge.

BBX Capital’s investment in Woodbridge was accounted for as a transaction between entities under common control as BFC is the controlling shareholder of BBX Capital and Woodbridge.  As a consequence, the investment in Woodbridge was recorded by BBX Capital at BFC’s historical cost and the difference between 46% of BFC’s historical cost in Woodbridge ($85.1 million) and the amount BBX Capital invested in Woodbridge ($71.75 million) was recognized as an increase in additional paid-in capital ($13.3 million) in BBX Capital’s consolidated financial statements.

Bluegreen’s former public shareholders brought an action against Bluegreen, the directors of Bluegreen, BFC, Woodbridge, certain directors and officers of BFC and others, challenging the terms of the merger pursuant to which Bluegreen merged into a wholly owned subsidiary of Woodbridge and Bluegreen’s shareholders (other than Woodbridge) were paid $10.00 in cash for each share of Bluegreen’s common stock that they held immediately prior to the effective time of the merger, and on June 5, 2015 the plaintiffs and defendants agreed to a settlement of the litigation.  Pursuant to the settlement, which was finalized during September 2015, Woodbridge paid $36.5 million into a settlement fund for the benefit of former shareholders of Bluegreen whose shares were acquired in connection with the transaction.  BBX Capital repaid in full its $11.75 million promissory note to Woodbridge and BFC and BBX Capital made additional capital contributions to Woodbridge of $13.4  million and $11.4 million, respectively (based on their respective 54% and 46% ownership interests in Woodbridge), to fund the settlement payment.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following was the activity related to BBX Capital’s investment in Woodbridge under the equity method (in thousands):

			From April 2, 2013
	For the Years Ended December 31,		Through
	2015	2014	December 31, 2013
Investment in Woodbridge	$73,026	78,573	85,491
Additional investment in Woodbridge	11,385	-	-
Equity in earnings of Woodbridge	14,974	25,282	13,461
Woodbridge capital transactions - excess tax benefits	-	957	-
Dividends received from Woodbridge	(23,840)	(31,786)	(20,379)
Investment in Woodbridge	$75,545	73,026	78,573

The condensed Consolidated Statements of Financial Condition as of December 31, 2015 and 2014, and the condensed Consolidated Statements of Operations for the years ended December 31, 2015 and 2014 and from April 2, 2013 through December 31, 2013 of Woodbridge Holdings, LLC are as follows (in thousands):

	December 31,
	2015	2014
Assets
Cash and restricted cash	$172,758	240,427
Notes receivable, net	415,598	424,267
Notes receivable from related parties	80,000	11,750
Inventory of real estate	220,211	194,713
Properties and equipment, net	71,937	72,319
Intangible assets	61,977	63,913
Other assets	70,496	53,158
Total assets	$1,092,977	1,060,547
Liabilities and Equity
Accounts payable, accrued liabilities and other	$113,473	114,263
Deferred tax liabilities, net	110,202	92,609
Notes payable	510,401	502,465
Junior subordinated debentures	152,307	150,038
Total liabilities	886,383	859,375
Total Woodbridge members' equity	163,397	157,920
Noncontrolling interest	43,197	43,252
Total equity	206,594	201,172
Total liabilities and equity	$1,092,977	1,060,547

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

			From April 2, 2013
	For the Years Ended December 31,		Through December 31,
	2015	2014	2013
Total revenues	$614,765	580,328	399,708
Total costs and expenses	533,260	477,507	341,938
Other income (expense)	3,410	3,872	(123)
Income before taxes	84,915	106,693	57,647
Provision for income taxes	40,658	40,321	18,409
Net income	44,257	66,372	39,238
Net income attributable to noncontrolling interest	(11,705)	(11,411)	(9,974)
Net income attributable to Woodbridge	$32,552	54,961	29,264
BBX Capital 46% equity earnings
in Woodbridge	$14,974	25,282	13,461

6.    Investments in Unconsolidated Real Estate Joint Ventures

BBX Capital had the following investments in unconsolidated real estate joint ventures (in thousands):

	December 31,
Investment in unconsolidated real estate joint ventures	2015	2014
Altis at Kendall Square, LLC	$764	1,264
Altis at Lakeline - Austin Investors LLC	5,210	5,000
New Urban/BBX Development, LLC	864	996
Sunrise and Bayview Partners, LLC	1,577	1,723
Hialeah Communities, LLC	4,569	5,091
PGA Design Center Holdings, LLC	1,911	1,991
CCB Miramar, LLC	875	-
Centra Falls, LLC	727	-
The Addison on Millenia Investment, LLC	5,778	-
BBX/S Millenia Blvd Investments, LLC	4,905	-
Altis at Bonterra - Hialeah, LLC	15,782	-
Investments in unconsolidated real estate joint ventures	$42,962	16,065

BBX Capital’s investments in unconsolidated real estate joint ventures are variable interest entities. See Note 7 for a listing of BBX Capital’s investments in consolidated variable interest entities.

Information regarding BBX Capital’s investments in unconsolidated real estate joint ventures are listed below.

Altis at Kendall Square, LLC (“Kendall Commons”)

In March 2013, BBX Capital invested $1.3 million in a joint venture to develop 321 apartment units. BBX Capital is entitled to receive 13% of the joint venture distributions until a 15% internal rate of return has been attained and then BBX Capital will be entitled to receive 9.75% of any joint venture distributions thereafter.

BBX Capital analyzed the operating agreement of Kendall Commons and determined that it is not the primary beneficiary and therefore the investment in the real estate joint venture is accounted for under the equity method of

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

accounting.  This conclusion was based primarily on the determination that BBX Capital only has limited protective rights under the operating agreement, is not the manager of the joint venture and BBX Capital does not have day-to-day decision making authority.

BBX Capital’s maximum exposure to loss as a result of its involvement with the Altis at Kendall Square joint venture is its carrying amount of $0.8 million as of December 31, 2015.

Altis at Lakeline – Austin Investors, LLC (“Altis at Lakeline”)

In December 2014, BBX Capital invested $5.0 million in a joint venture to develop 354 apartment units in Austin, Texas.  BBX Capital contributed 34% of the capital to the joint venture. After BBX Capital receives a preferred return of 9% and all of its capital is returned, BBX Capital is then entitled to receive 26.3% of the joint venture’s distributions until an 18% internal rate of return has been attained and thereafter BBX Capital will be entitled to receive 18.8% of any joint venture distributions.

BBX Capital analyzed the operating agreement of Altis at Lakeline and determined that it is not the primary beneficiary and therefore the investment in the real estate joint venture is accounted for under the equity method of accounting.  This conclusion was based on the determination that the joint venture has four members and the approval of an issue requires three of the four members to agree.  Also, BBX Capital is not the managing member or the developer and the managing member guarantees the indebtedness of the joint venture.

BBX Capital’s maximum exposure to loss as a result of its involvement with the Altis at Lakeline joint venture is its carrying amount of $5.2 million as of December 31, 2015.

The amount of interest capitalized associated with the Altis at Lakeline joint venture land development activities for the year ended December 31, 2015 was $210,000.  There was no capitalized interest in 2014.

New Urban/BBX Development, LLC (“Village at Victoria Park”)

In December 2013, BBX Capital invested in a joint venture with New Urban Communities to develop 2 acres of vacant land owned by BBX Capital located near downtown Fort Lauderdale, Florida as 30 single-family homes.  BBX Capital and New Urban Communities each have a 50% membership interest in the joint venture and New Urban Communities serves as the developer and the manager.

In April 2014, the joint venture obtained an acquisition, development and construction loan from a financial institution and BBX Capital and New Urban Communities each contributed $692,000 to the joint venture as a capital contribution. The joint venture purchased the two acre site from BBX Capital for $3.6 million consisting of $1.8 million in cash (less $0.2 million in selling expenses) and a $1.6 million promissory note.  The promissory note bears interest at 8% per annum and is subordinated to the financial institution acquisition, development and construction loan.  BBX Capital recognized a partial gain included in net gains on the sales of assets in BBX Capital’s Consolidated Statements of Operations of $188,000 for the year ended December 31, 2014 and recorded a deferred gain of $1.1 million included in other liabilities in the BBX Capital’s Consolidated Statements of Financial Condition as of December 31, 2015 and 2014 on the sale of the vacant land to the joint venture.  The sale of appreciated property to the joint venture resulted in a joint venture basis difference as BBX Capital’s carrying value of the land was $1.1 million lower than the fair value.  BBX Capital accounted for the sale of the vacant land to the joint venture using the cost recovery method.  BBX Capital will recognize the deferred gain based on the repayments of the principal balance of the notes receivable.  BBX Capital will recognize the joint venture basis adjustment as joint venture equity earnings upon the joint venture sale of single-family units.

BBX Capital analyzed the Village at Victoria Park’s operating agreement and determined that it is not the primary beneficiary and therefore the investment in the real estate joint venture is accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that New Urban Communities has the power to direct activities of the joint venture that most significantly affect the joint venture’s performance as it is the developer and manager of the project. Additionally, New Urban Communities also receives significant benefits from the joint venture in excess of its 50% membership interest in the form of development and administrative fees.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

BBX Capital’s maximum exposure to loss as a result of its involvement with the New Urban/BBX Development joint venture is its carrying amount of $0.9 million as of December 31, 2015.

The amount of interest capitalized associated with New Urban/BBX Development joint venture land development activities for the year ended December 31, 2015 was $44,000.  There was no capitalized interest in 2014.

Sunrise and Bayview Partners

In June 2014, BBX Capital invested in a joint venture with an affiliate of Procacci Development Corporation (“PDC”) and BBX Capital and PDC each contributed $1.8 million to the Sunrise and Bayview Partners joint venture.  BBX Capital and PDC each have a 50% interest in the joint venture.  In July 2014, the joint venture borrowed $5.0 million from PDC and acquired for $8.0 million three acres of real estate in Fort Lauderdale, Florida from an unrelated third party. The property is improved with an approximate 84,000 square foot office building along with a convenience store and gas station.   The joint venture refinanced the PDC borrowings with a financial institution and BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s $5.0 million loan.

BBX Capital analyzed the Sunrise and Bayview Partners operating agreement and determined that it is not the primary beneficiary and therefore the investment in the real estate joint venture is accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that PDC has the power to direct activities of the joint venture that most significantly affect the joint venture’s performance as it is managing the property, including locating  tenants, executing leases, collecting rent payments and conducting development activities. Additionally, PDC also receives significant benefits from the joint venture in excess of its 50% membership interest in the form of development and property management fees.

BBX Capital’s maximum exposure to loss as a result of its involvement with the Sunrise and Bayview Partners as of December 31, 2015 is $4.1 million consisting of the joint venture carrying amount of $1.6 million and BBX Capital’s $2.5 million joint venture acquisition loan guarantee.

Hialeah Communities, LLC

In July 2014, BBX Capital invested in a joint venture with CC Bonterra to develop approximately 394 homes in a portion of Bonterra communities in Hialeah, Florida. BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, BBX Capital received $2.2 million in cash and a joint venture interest with an agreed upon assigned initial capital contribution value of $4.9 million. BBX Capital is entitled to receive 57% of the joint venture distributions until it receives its aggregate capital contributions plus a 9% per annum return on capital.  Any distributions thereafter are shared 45% by BBX Capital and 55% by CC Bonterra.  BBX Capital contributes 57% of the capital and remains liable as a co-borrower on the $8.3 million mortgage that was assumed by the joint venture. The transfer of the land to the joint venture as an initial capital contribution resulted in a deferred gain of $1.6 million included in other liabilities in BBX Capital’s Consolidated Statements of Financial Condition as of December 31, 2015 and 2014 and a joint venture basis adjustment of $2.1 million.  BBX Capital determined that the transfer of the land to the joint venture should be accounted for on the cost recovery method. The deferred gain of $1.6 million will be recognized upon the repayment of the principal balance of the $8.3 million mortgage.  BBX Capital will recognize the joint venture basis adjustment as joint venture equity earnings upon the joint venture sale of single-family units. In March 2015, the joint venture refinanced the $8.3 million mortgage loan with proceeds from a $31.0 million acquisition and development loan.  BBX Capital is a guarantor on 26.3% of the $31.0 million joint venture acquisition and development loan.

BBX Capital analyzed the Hialeah Communities operating agreement and determined that it is not the primary beneficiary and therefore the investment in the real estate joint venture is accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that CC Bonterra as the managing member and developer of the homes has the power to direct activities of the joint venture that most significantly affect the joint venture’s performance. Additionally, CC Bonterra also receives significant benefits from the joint venture in excess of its 43% membership interest in the form of development and administrative fees as well as 55% of joint venture residual profits.

In September 2014, BBX Capital contributed additional capital to the joint venture of $1.8 million with CC Bonterra contributing $1.4 million.  The additional capital contributions funded the joint venture’s purchase of property adjacent to the project for $0.9 million.  The joint venture advanced $2.3 million to a wholly-owned subsidiary of BBX

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Capital and the wholly-owned subsidiary of BBX Capital used the funds received from the joint venture to purchase $2.3 million of additional property adjacent to the project.  BBX Capital repaid the joint venture advance upon the sale of properties to a developer.

BBX Capital’s maximum exposure to loss as a result of its involvement with the Hialeah Communities as of December 31, 2015 is $12.7 million consisting of the joint venture carrying amount of $4.6 million and BBX Capital’s $8.1 million joint venture acquisition and development loan guarantee.

The amount of interest capitalized associated with Hialeah Communities joint venture land development activities for the year ended December 31, 2015 was $226,000.  There was no capitalized interest in 2014.

PGA Design Center Holdings, LLC (“PGA Design Center”)

In December 2013, BBX Capital purchased for $6.1 million a commercial property with three existing buildings consisting of 145,000 square feet of mainly furniture retail space. In January 2014, BBX Capital invested in a joint venture with Stiles Development, and in connection with the formation of the joint venture, BBX Capital sold the commercial property to the joint venture in exchange for $2.9 million in cash and a 40% interest in the joint venture. The joint venture intends to seek governmental approvals to change the use of a portion of the property from retail to office and subsequently sell or lease the property. The property contributed to the joint venture excluded certain residential development entitlements with an estimated value of $1.2 million which were transferred to adjacent parcels owned by BBX Capital.

BBX Capital analyzed the PGA Design Center’s operating agreement and determined that it is not the primary beneficiary and therefore the investment in the real estate joint venture is accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that Stiles Development has a 60% interest in the joint venture and is also the managing member. As such, Stiles Development is the joint venture member that has the majority of the power to direct the activities of the joint venture that most significantly impact its economic performance and through its 60% membership interest has the obligation to absorb the majority of the losses and the right to receive the majority of the benefits of the joint venture.

BBX Capital’s maximum exposure to loss as a result of its involvement with the PGA Design Center Holdings joint venture is its carrying amount of $1.9 million as of December 31, 2015.

CCB Miramar, LLC

In May 2015, BBX Capital invested in a joint venture with two separate unaffiliated developers for the acquisition of real estate in Miramar, Florida to construct single-family homes.  BBX Capital contributed $875,000 for a 35% interest in the joint venture and one of the developers contributed to the joint venture a contract to purchase real estate.  The purchase of the real estate is subject to certain closing conditions, including receipt of all necessary entitlements and completion of due diligence by the joint venture.

BBX Capital analyzed the CCB Miramar operating agreement and determined that it is not the primary beneficiary and therefore the investment in the real estate joint venture is accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that the developer members were managing the activities of obtaining entitlements for the potential purchase and development of the property.  As a consequence, BBX Capital is not the member that has the most power to significantly impact the economic performance of the joint venture.

BBX Capital’s maximum exposure to loss as a result of its involvement with the CCB Miramar joint venture is its carrying amount of $0.9 million as of December 31, 2015.

Centra Falls, LLC

In August 2015, BBX Capital and other investors invested in a joint venture with a developer for the development and sale of 89 townhomes in Pembroke Pines, Florida.  BBX Capital contributed 7.143% of the total capital of the joint venture or $750,000 and is entitled to receive 7.143% of the joint venture distributions until a 12% return on its investment has been attained and then BBX Capital will be entitled to 3.175% of the joint venture distributions thereafter.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

BBX Capital analyzed the joint venture operating agreement and determined that it is not the primary beneficiary and therefore the investment in the real estate joint venture is accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that the activities of the joint venture are controlled by the managing member with a 10% interest in the joint venture. The remaining 90% interest in the joint venture is controlled by nine investors including BBX Capital. The managing member can only be removed for cause and the investing members do not participate in the day-to-day operations of the joint venture.

BBX Capital’s maximum exposure to loss as a result of its involvement with the Centra Falls joint venture is its carrying amount of $0.7 million as of December 31, 2015.

The Addison on Millenia Investment, LLC

In December 2015, BBX Capital and another investor invested in a joint venture to develop 11.8 acres in the Gardens at Millenia site located in Orlando, Florida into nine retail apartment buildings totaling approximately 292 units.  The joint venture intends to operate the property as an income producing business.  BBX Capital invested 48% of the joint ventures total capital by transferring property with an agreed upon value of $5.8 million and $0.3 million of cash. In exchange, BBX Capital is entitled to receive 48% of the joint venture distributions until it receives its aggregate capital contributions plus a 10% per annum return on capital.  Any distributions thereafter are shared based on the project’s internal rate of return resulting in the managing member receiving an increasing percentage of distributions based on the joint venture’s internal rate of return.

The transfer of the land to the joint venture as an initial capital contribution resulted in a deferred gain of $0.4 million included in other liabilities in BBX Capital’s Consolidated Statements of Financial Condition as of December 31, 2015 and a joint venture basis adjustment of $0.4 million.  BBX Capital determined that the gain on the transfer of the land to the joint venture should be recorded on the cost recovery method as BBX Capital did not receive cash. The deferred gain of $0.4 million will be recognized upon the receipt of cash distributions from the joint venture.  BBX Capital will recognize the joint venture basis adjustment as joint venture equity earnings upon the joint venture sale of the apartment units.

BBX Capital analyzed the Addison on Millenia Investment operating agreement and determined that it is not the primary beneficiary and therefore the investment in the real estate joint venture is accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that ContraVest, the managing member, has the authority to make all decisions concerning the day-to-day operations of the joint venture and manages the construction, leasing and property management of the joint venture. Additionally, ContraVest receives significant benefits from the joint venture in excess of its 3.75% membership interest in the form of development and administrative fees as well as up to 37.5% of the joint venture residual profits upon achievement of IRR hurdles.  ContraVest is also exposed to significant joint venture losses from construction cost overruns and construction loan guarantees.

BBX Capital’s maximum exposure to loss as a result of its involvement with the Addison on Millenia Investment joint venture is its carrying amount of $5.8 million as of December 31, 2015.

BBX/S Millenia Blvd Investments, LLC

In October 2015, BBX Capital and a developer invested in a joint venture to develop a retail center on the Gardens of Millenia site in Orlando, Florida.  The joint venture intends to obtain all necessary approvals, secure financing, construct all improvements, lease the premises and sell the property. BBX Capital transferred property with at an agreed upon value of $7.0 million to the joint venture and received $0.7 million in cash and a 90% interest in the joint venture.  BBX Capital is entitled to receive 90% of the joint venture distributions until it receives its aggregate capital contributions plus an 8% per annum return on capital.  Any distributions thereafter are shared 54% to BBX Capital and 46% to the developer.

The transfer of the land to the joint venture as an initial capital contribution resulted in a recognized gain of $0.1 million included in gains on sales of assets in BBX Capital’s Consolidated Statements of Operations and a joint venture basis adjustment of $0.9 million that will be recognized as joint venture equity earnings upon the sale of the retail center.

BBX Capital analyzed the BBX/S Millenia Blvd Investments operating agreement and determined that it is not the primary beneficiary and therefore the investment in the real estate joint venture is accounted for under the equity method of

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

accounting.  This conclusion was based primarily on the determination that the developer makes all decisions concerning the operations of the joint venture and is managing the construction, leasing, property management, accounting, tenant improvements and disposition of the property.  Additionally, the developer receives significant benefits from the joint venture in excess of its 10% membership interest in the form of development, construction and other fees as well as up to 45% of the joint venture residual profits.  The developer is also exposed to significant joint venture losses from construction loan guarantees.

BBX Capital’s maximum exposure to loss as a result of its involvement with the BBX/S Millenia Blvd Investments joint venture is its carrying amount of $4.9 million as of December 31, 2015.

Altis at Bonterra - Hialeah, LLC

In December 2015,  BBX Capital invested in a joint venture with Altman Companies to develop approximately 314 apartment homes in a portion of Bonterra communities in Hialeah, Florida. BBX Capital transferred approximately 14 acres of land at an agreed upon value of approximately $9.4 million and cash of $7.5 million to the joint venture.  In exchange, BBX Capital is entitled to receive 95% of the joint venture distributions until it receives its aggregate capital contributions plus a 9% per annum return on capital.  Any distributions thereafter are shared 85% by BBX Capital and 15% by Altman Companies.  BBX Capital contributed 95% of the capital and the Altman Companies contributed the remaining 5% of capital, guaranteed the construction loan and is liable for construction cost overruns.  The transfer of the land to the joint venture as an initial capital contribution resulted in a joint venture basis adjustment of $4.1 million.  BBX Capital will recognize the joint venture basis adjustment as joint venture equity earnings upon the joint venture sale of the multi-family apartment complex.

BBX Capital analyzed the Altis at Bonterra - Hialeah operating agreement and determined that it is not the primary beneficiary and therefore the investment in the real estate joint venture was accounted for under the equity method of accounting.  This conclusion was based primarily on the determination that the Altman Companies as the managing member makes all decisions concerning the operations of joint venture and is managing the construction, leasing, property management, accounting, tenant improvements and disposition of the property.  The managing member, Altman Companies, can only be removed by BBX Capital for cause. Altman Companies receives significant benefits from the joint venture in excess of its membership interest in the form of development, construction and other fees as well as up to 15% of the joint venture’s residual profits.  The Altman Companies is also exposed to significant joint venture losses from construction loan and cost overrun guarantees.

BBX Capital’s maximum exposure to loss as a result of its involvement with the Altis at Bonterra joint venture is its carrying amount of $15.8 million as of December 31, 2015.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The condensed Statements of Financial Condition as of December 31, 2015 and 2014, and the condensed Statements of Operations for the years ended December 31, 2015, 2014 and 2013 for the above equity method joint ventures in the aggregate was as follows (in thousands):

	December 31,
	2015	2014
Assets
Cash	$25,139	1,375
Real estate inventory	154,334	75,395
Properties and equipment	3,960	3,996
Other assets	8,872	4,423
Total assets	$192,305	85,189
Liabilities and Equity
Notes payable	$68,275	34,951
Other liabilities	20,422	9,333
Total liabilities	88,697	44,284
Total equity	103,608	40,905
Total liabilities and equity	$192,305	85,189

	For the Years Ended December 31,
	2015	2014	2013
Total revenues	$4,147	635	-
Total costs and expenses	(8,594)	(1,841)	-
Net loss	$(4,447)	(1,206)	-

7.  Consolidated Variable Interest Entities

FAR

In consideration for BB&T assuming BBX Capital’s $285.4 million in principal amount of TruPS in connection with the sale of BankAtlantic, BB&T received from BBX Capital at the closing of the BB&T Transaction a 95% preferred membership interest in the net cash flows of FAR (Class A Units in FAR) which it held until it recovered $285 million in preference amount plus a priority return of LIBOR + 200 basis points per annum. On May 6, 2015, BB&T’s preferred membership interest in FAR was repaid in full and at that time, BB&T’s interest in FAR terminated, and BBX Capital, which held the remaining 5% of the Class A Units and 100% of the Class R units, is entitled to any and all residual proceeds. Upon the termination of BB&T’s interest in FAR, BBX Capital became the sole member of FAR.  BBX Capital analyzed FAR’s amended and restated limited liability agreement and determined that it was the primary beneficiary and therefore should consolidate FAR in its financial statements.

The activities of FAR are governed by an amended and restated limited liability company agreement which grants the Board of Managers decision-making authority over FAR.  Prior to May 6, 2015, the Board had four members, two members elected by BBX Capital and two members elected by BB&T.  Upon redemption of BB&T’s preferred interest in FAR on May 6, 2015, FAR became a wholly-owned subsidiary of BBX Capital and the two Board members designated by BB&T resigned.  FAR was no longer a variable interest entity as of May 6, 2015.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The carrying amount of the assets and liabilities of FAR and the classification of these assets and liabilities in BBX Capital’s Consolidated Statements of Financial Condition was as follows (in thousands):

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

JRG/BBX Development, LLC (“North Flagler”)

In October 2013, an indirect wholly-owned subsidiary of BBX Capital entered into the North Flagler joint venture with JRG USA, and in connection with the formation of the joint venture JRG USA assigned to the joint venture a contract to purchase for $10.8 million a 4.5 acre real estate parcel overlooking the Intracoastal Waterway in West Palm Beach, Florida.  BBX Capital is entitled to receive 80% of any joint venture distributions until it receives the return of its capital investment and 70% of any joint venture distributions thereafter. BBX Capital is the managing member and has control of all aspects of the operations of the joint venture.

BBX Capital analyzed North Flagler’s operating agreement and determined that it was the primary beneficiary of the joint venture and therefore should consolidate North Flagler in BBX Capital’s financial statements. This conclusion was based primarily on the determination that BBX Capital absorbs 80% of the losses, is entitled to 70% of the profits and controls all aspects of North Flagler’s operations.

In May 2015, the North Flagler joint venture purchased the 4.5 acre parcel for $10.8 million and on the same day sold the property to a third party developer for $20.0 million.  Included in BBX Capital’s Consolidated Statements of Operation in net gains on sales of assets for the year ended December 31, 2015 is a $7.8 million gain on the property sale.  Net sales proceeds in the amount of $2.3 million were distributed to the noncontrolling member.

The carrying amount of the assets and liabilities of North Flagler and the classification of these assets and liabilities in BBX Capital’s Consolidated Statements of Financial Condition was as follows (in thousands):

December 31,
2014
Cash and cash equivalents	$17
Real estate held-for-investment	816
Other assets	379
Total assets	$1,212
Other liabilities	$116
Noncontrolling interest	$132

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.   Inventories

Inventories as of December 31, 2015 and 2014 were as follows (in thousands):

	December 31,
	2015	2014
Raw materials	$5,822	4,628
Paper goods and packaging materials	4,504	3,834
Finished goods	6,021	6,043
Total	$16,347	14,505

Inventories consisted of $8.4 million for Renin and $7.9 million for BBX Sweet Holdings as of December 31, 2015, respectively.  Inventories consisted of $8.6 million for Renin and $5.9 million for BBX Sweet Holdings as of December 31, 2014, respectively.  Shipping and handling fees billed to the customers were recorded as trade sales and shipping and handling fees paid by BBX Capital were recorded as selling, general, and administrative expenses.  Included in BBX Capital’s Consolidated Statements of Operations as selling, general, and administrative expenses for the years ended December 31, 2015, 2014 and 2013 were $5.5 million, $5.5 million and $1.0 million, respectively, of costs associated with shipping goods to customers.

9.  Loans Held-for-Sale

Loans-held-for-sale were as follows (in thousands):

	December 31,
	2015	2014
Residential	$21,354	27,331
Second-lien consumer	-	2,351
Small business	-	5,741
Total loans held-for-sale	$21,354	35,423

Loans held-for-sale are reported at the lower of cost or fair value and measured on an aggregate basis.  As of December 31, 2015 and 2014 the lower of cost or fair value adjustment on loans held-for-sale was $1.6 million and $6.4 million, respectively.  BBX Capital transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.  BBX Capital transfers loans previously held-for-sale to loans held-for-investment at the lower of cost or fair value on the transfer date.

In September 2014, BBX Capital, based on market conditions at that time, decided to sell performing second-lien consumer loans.  BBX Capital charged down these loans $2.7 million to fair value and transferred the loans to held-for-sale in the aggregate amount of $2.3 million.

During the 2013 fourth quarter, management evaluated its residential loan portfolio in light of the general appreciation of residential real estate values during 2013 and decided to transfer first lien residential and consumer loans to loans held-for-sale as of December 31, 2013.  BBX Capital charged down its first lien residential and consumer loan portfolio by $4.1 million and reduced its allowance for loan losses by $1.4 million upon the transfer of first lien residential and consumer loans to loans held-for-sale.

In June 2015, BBX Capital transferred its small business, residential and second-lien consumer loans from loans held-for-sale to loans held-for-investment based on its decision to hold these loans for the foreseeable future as a result of the recent appreciation of real estate values and the improving economic environment.  As a consequence, $2.4 million, $70,000 and $4.9 million of second-lien consumer, residential and small business loans, respectively, were transferred from loans held-for-sale to loans receivable measured at the lower of cost or fair value on the transfer date.  Any difference between the carrying amount of the loan and its outstanding principal balance was recognized as a discount.  Such loans are

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

included in loans receivable, net of the discount on BBX Capital’s Consolidated Statements of Financial Condition as of December 31, 2015.

In July 2014, BBX Capital received net proceeds from the sales of its first-lien consumer loan portfolio and certain residential loans of approximately $3.2 million and $6.3 million, respectively.  Included in net gains on the sales of assets for the year ended December 31, 2014 was a $0.6 million gain from the sale of these loans.

As of December 31, 2015, foreclosure proceedings were in-process on $14.1 million principal balance of residential loans held-for-sale.

10.  Loans Receivable

The loans receivable portfolio consisted of the following components (in thousands):

	December 31,
	2015	2014
Commercial non-real estate	$11,250	1,326
Commercial real estate	16,294	24,189
Small business	4,054	-
Consumer	2,368	2,306
Residential	69	-
Total loans, net of discount	34,035	27,821
Allowance for loan losses	-	(977)
Loans receivable -- net	$34,035	26,844

The underlying collateral for BBX Capital’s real estate loan portfolio was primarily located in Florida at December 31, 2015 and 2014.

As of December 31, 2015, foreclosure proceedings were in process on $0.5 million of consumer loans.

The total discount on loans receivable was $3.3 million and $0 as of December 31, 2015 and 2014, respectively.

BBX Capital segregates its loan portfolio into five segments. BBX Capital’s loan segments are: residential loans, commercial real estate loans, commercial non-real estate loans, consumer loans, and small business loans. BBX Capital’s loan segments are described below:

Commercial non-real estate -  represents a  $10.0 million unsecured loan made in connection with the sale of land to a developer and loans secured by general corporate assets of the borrowers’ business.

Commercial real estate - represents loans for acquisition, development and construction of various types of properties including residential, office buildings, retail shopping centers, and other non-residential properties.

Small business – consists of loans originated to businesses in principal amounts that do not generally exceed $2.0 million. The principal source of repayment for these loans is generally from the cash flow of a business.

Consumer - consists of loans to individuals originated through BankAtlantic’s branch network. Consumer loans are generally home equity lines of credit secured by a second mortgage on the primary residence of the borrower.  All collateral secured consumer loans are located in Florida. First-lien consumer loans were transferred to loans held-for-sale as of December 31, 2013 and sold during the year ended December 31, 2014.

Residential – represents loans secured by one to four dwelling units.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit Quality Information

BBX Capital monitors delinquency trends, current loan to value ratios, credit scores and general economic conditions in an effort to assess loan credit quality. BBX Capital assesses loan credit quality through accrual and non-accrual loan classifications.

The recorded investment (unpaid principal balance less charge-offs and discounts) of non-accrual loans receivable was (in thousands):

	December 31,
Loan Class	2015	2014
Commercial non-real estate	$1,250	1,326
Commercial real estate	9,639	14,464
Small business	4,054	-
Consumer	2,368	1,990
Residential	69	-
Total nonaccrual loans	$17,380	17,780

An age analysis of the past due recorded investment in loans receivable as of December 31, 2015 and December 31, 2014 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2015	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	329	329	10,921	11,250
Commercial real estate	-	-	3,986	3,986	12,308	16,294
Small business	-	205	-	205	3,849	4,054
Consumer	316	138	562	1,016	1,352	2,368
Residential	-	24	42	66	3	69
Total	$316	367	4,919	5,602	28,433	34,035

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2014	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	996	1,326
Commercial real estate	-	-	5,458	5,458	18,731	24,189
Consumer	-	227	1,703	1,930	376	2,306
Residential	-	-	-	-	-	-
Total	$-	227	7,491	7,718	20,103	27,821

(1)  BBX Capital had no loans that were past due greater than 90 days and still accruing as of December 31, 2015 or 2014.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity in the allowance for loan losses for the years ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Allowance for Loan Losses:
Beginning balance	$977	2,713	5,311
Charge-offs :	(1,037)	(7,189)	(10,867)
Recoveries :	13,517	12,608	52,134
Provision:	(13,457)	(7,155)	(43,865)
Ending balance	$-	977	2,713
Ending balance individually evaluated for impairment	$-	-	954
Ending balance collectively evaluated for impairment	-	977	1,759
Total	$-	977	2,713
Loans receivable:
Ending balance individually evaluated for impairment	$12,849	17,045	51,131
Ending balance collectively evaluated for impairment	21,186	10,776	23,808
Total	$34,035	27,821	74,939
Proceeds from loan sales	$68	9,497	3,490
Transfer to loans held-for-sale	$-	2,299	42,398
Transfer from loans held-for-sale	$7,365	-	1,312

Impaired Loans -  Loans are considered impaired when, based on current information and events, BBX Capital believes it is probable that it will be unable to collect all amounts due according to the contractual terms of the loan agreement. For a loan that has been restructured, the actual terms of the loan agreement refer to the contractual terms specified by the original loan agreement, not the contractual terms specified by the restructured agreement.  Impairment is evaluated based on past due status for consumer and residential loans.  Impairment is evaluated for commercial and small business loans based on payment history, financial strength of the borrower or guarantors and cash flow associated with the collateral or business.  If a loan is impaired, a specific valuation allowance is established, if necessary, based on the present value of estimated future cash flows using the loan’s existing interest rate or based on the fair value of the loan. Collateral dependent impaired loans are charged down to the fair value of collateral less cost to sell. Interest payments on impaired loans are recognized on a cash basis as interest income. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Individually impaired loans as of December 31, 2015 and 2014 were as follows (in thousands):

	As of December 31, 2015			As of December 31, 2014
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

Total with allowance recorded	$-	-	-	735	1,664	735
Total with no allowance recorded	17,380	30,212	-	17,361	35,812	-
Total	$17,380	30,212	-	18,096	37,476	735

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Average recorded investment and interest income recognized on individually impaired loans as of December 31, 2015 and 2014 were (in thousands):

	For the Years Ended December 31,
	2015		2014
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$-	-	837	7
Total with no allowance recorded	22,186	1,299	23,161	1,111
Total	$22,186	1,299	23,998	1,118

Individually impaired loans and the average recorded investment and interest income recognized on impaired loans as of December 31, 2013 (in thousands):

				For the Year Ended
	As of December 31, 2013			December 31, 2013
		Unpaid		Average
	Recorded	Principal	Related	Recorded	Interest
	Investment	Balance	Allowance	Investment	Income

Total with allowance recorded	$3,921	6,700	1,874	4,055	121
Total with no allowance recorded	53,088	88,739	-	55,027	1,478
Total	$57,009	95,439	1,874	59,082	1,599

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

BBX Capital had no commitments to lend additional funds on impaired loans as of December 31, 2015.

11.  Real Estate Held-for-Investment and Real Estate Held-for-Sale

Although BBX Capital has purchased certain property, substantially all of BBX Capital’s real estate has been acquired through foreclosures, settlements, or deeds in lieu of foreclosure.  Upon acquisition, real estate is classified as real estate held-for-sale or real estate held-for-investment.  Real estate is classified as held-for-sale when the property is available for immediate sale in its present condition, management commits to a plan to sell the property, an active program to locate a buyer has been initiated, the property is being marketed at a price that is reasonable in relation to its current fair value and it is likely that a sale will be completed within one year.  When the property does not meet the real estate held-for-sale criteria, the real estate is classified as held-for-investment.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of December 31,
	2015	2014
Real estate held-for-sale
Land	$25,994	33,505
Rental properties	17,162	1,748
Residential single-family	2,924	4,385
Other	258	2,095
Total real estate held-for-sale	$46,338	41,733

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of December 31,
	2015	2014
Real estate held-for-investment
Land	$30,369	60,356
Rental properties	-	15,234
Other	921	962
Total real estate held-for-investment	$31,290	76,552

The amount of interest capitalized in land held-for-investment associated with real estate development improvements for the year ended December 31, 2015 was $706,000.  There was no capitalized interest in 2014.

The following table presents the activity in real estate held-for-sale and held-for-investment for the years ended December 31, 2015 and 2014 (in thousands):

	For the Years Ended December 31,
	2015		2014
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period, net	$41,733	76,552	33,971	107,336
Acquired through foreclosure	3,215	-	5,300	16,100
Transfers	41,751	(41,751)	28,018	(28,018)
Purchases	10,667	-	2,313	1,977
Improvements	3,261	16,771	-	3,824
Accumulated depreciation	-	(468)	-	(462)
Sales	(51,040)	-	(26,973)	(16,200)
Property contributed to joint ventures	-	(19,448)	-	-
Impairments, net	(3,249)	(366)	(896)	(8,005)
End of period, net	$46,338	31,290	41,733	76,552

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the real estate held-for-sale valuation allowance activity for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Beginning of period	$2,940	4,818	3,729
Transfer to held-for-investment	(93)	-	-
Impairments, net (1)	3,089	896	3,893
Sales	(1,536)	(2,774)	(2,804)
End of period	$4,400	2,940	4,818

(1)  Tax certificate impairments are not included.

Net real estate income (losses) included in the BBX Capital’s Consolidated Statements of Operations were as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Real estate acquired in settlement of
loans and tax certificates:
Income from real estate operations	$3,887	5,516	4,161
Real estate operating expenses	(4,773)	(6,296)	(5,807)
Impairment of real estate	(3,615)	(8,901)	(3,342)
Net gains on the sales of real estate	31,114	4,677	4,155
Net real estate income (losses)	$26,613	(5,004)	(833)

12. Properties and Equipment

Properties and equipment was comprised of (in thousands):

	December 31,
	2015	2014

Land	$2,270	2,270
Buildings and leasehold improvements	10,204	9,868
Office equipment and furniture	9,235	6,536
Transportation and equipment	91	44
	21,800	18,718
Accumulated depreciation	(3,717)	(2,001)
Property and equipment, net	$18,083	16,717

Included in selling, general and administrative expenses on BBX Capital’s Consolidated Statements of Operations was $2.2 million, $2.0 million and $0.7 million of depreciation expense for the years ended December 31, 2015, 2014 and 2013, respectively.  During the year ended December 31, 2013, the Company sold a public storage operating facility with a carrying value of $4.9 million for a $1.0 million gain.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.  Income Taxes

U.S. and foreign components of income (loss) before income taxes were as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
U.S.	$25,871	4,378	48,643
Foreign	(2,589)	(3,175)	(963)
Income before income taxes	$23,282	1,203	47,680

The (benefit) provision for income taxes consisted of (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Current:
Federal	$-	6	-
State	84	-	20
Total current	84	6	20
Deferred:
Federal	(282)	(2,605)	-
State	(47)	(502)	-
Total deferred	(329)	(3,107)	-
(Benefit) provision for income	$(245)	(3,101)	20

BBX Capital's actual (benefit) provision for income taxes differs from the Federal expected income tax (benefit) provision as follows (in thousands):

	For the Years Ended December 31,
	2015		2014		2013

Income tax (benefit) provision at
federal statutory rate of 35%	$8,149	35.00%	421	35.00%	16,688	35.00%
(Decrease) increase resulting from:
(Benefit) provision for state taxes
net of federal benefit	673	2.89%	(369)	-30.67%	2,003	4.20%
Taxes related to subsidiaries not consolidated for income taxes	(3,699)	-15.89%	(6,963)	-578.80%	(6,054)	-12.70%
Sale of BankAtlantic	-	0.00%	-	0.00%	5,884	12.34%
Nondeductible executive compensation	1,107	4.75%	1,883	156.52%	2,223	4.66%
Change in valuation allowance	(7,678)	-32.98%	1,407	116.96%	(22,584)	-47.36%
Penalties	1,243	5.34%	350	29.09%	-	0.00%
Other - net	(40)	-0.17%	170	14.13%	1,860	3.90%
(Benefit) provision for income taxes	$(245)	-1.05%	(3,101)	-257.77%	20	0.04%

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and tax liabilities were (in thousands):

	For the Years Ended December 31,
Deferred tax assets:	2015	2014	2013
Allowance for loans and impairments for
financial statement purposes	$1,960	2,658	2,955
Federal and State NOL and tax credit carryforward	60,708	64,132	63,781
Real estate held for development and sale capitalized costs for tax purposes in excess of amounts capitalized for financial statement purposes	14,729	18,849	15,536
Share based compensation	1,879	1,302	691
Other	1,000	-	-
Total gross deferred tax assets	80,276	86,941	82,963
Less valuation allowance	(76,292)	(83,970)	(82,563)
Total deferred tax assets	3,984	2,971	400
Deferred tax Liabilities:
Intangible assets	1,866	1,912	-
Properties and equipment	2,053	1,043	-
Other	65	16	400
Total gross deferred tax liabilities	3,984	2,971	400
Net deferred tax (liability) asset	-	-	-
Less net deferred tax asset at beginning of period	-	-	-
Net deferred tax liabilities from acquisitions	329	3,107	-
Benefit from deferred income taxes	329	3,107	-

Activity in the deferred tax valuation allowance was (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Balance, beginning of period	$83,970	82,563	105,548
(Decrease) increase in deferred tax valuation allowance	(7,678)	1,407	(22,584)
Acquisitions	-	-	(401)
Balance, end of period	$76,292	83,970	82,563

On April 30, 2015, BFC purchased 4,771,221 shares of BBX Capital’s Class A common stock through a tender offer increasing BFC’s ownership percent to 81% of the issued and outstanding shares of BBX Capital.  As a consequence, BBX Capital as of May 1, 2015 will file federal and state income tax returns as part of BFC’s consolidated income tax returns.

On May 8, 2015, BFC, BBX Capital Corporation, Woodbridge, Bluegreen and their respective subsidiaries entered into an “Agreement to Allocate Consolidated Income Tax Liability and Benefits”.     The parties will calculate their respective income tax liabilities and attributes as if each of them were a separate filer.  If any tax attributes are used by another party to the agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized.  As such income taxes will continue to be recognized by BBX Capital on a separate return basis and any taxable income or loss will be settled with BFC under the tax allocation agreement. The computation of taxable income or refunds, including the effects of AMT, is the same as if BBX Capital was filing its federal tax return with the IRS.  As such, BBX Capital will only consider its operations as sources of taxable income in determining the need for a deferred tax valuation allowance for its deferred tax assets.

BBX Capital evaluates its deferred tax assets to determine if valuation allowances are required. In its evaluation, management considers taxable loss carry-back availability, expectations of sufficient future taxable income, trends in earnings, existence of taxable income in recent years, the future reversal of temporary differences, and available tax planning strategies that could be implemented, if required. Valuation allowances are established based on the consideration of all available evidence using a more-likely-than-not standard. BBX Capital had taxable income during the year ended December

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

31, 2015 from the sale of real estate acquired through foreclosure and significant recoveries on loans charged off in prior periods. BBX Capital’s operations including its acquired businesses do not generate taxable income on a regular basis.  BBX Capital had a taxable loss during the year ended December 31, 2014.  BBX Capital concluded that it was more-likely-than-not that it would not generate sufficient taxable income in subsequent periods in order to recognize the deferred tax assets as of December 31, 2015.  Based on BBX Capital’s evaluation, a deferred tax valuation allowance of $76.3 million, $84.0 million, and $82.6 million was maintained against its net deferred tax assets as of December 31, 2015, 2014 and 2013, respectively.  BBX Capital’s deferred tax assets as of December 31, 2015 for which it has not established a valuation allowance relate to amounts that can be realized through future reversals of existing taxable temporary differences.    As a consequence, BBX Capital will continue to maintain a full deferred tax valuation allowance for its net deferred tax assets

The majority of the benefits of BBX Capital’s net deferred tax assets can be carried forward for 20 years and applied to offset future taxable income.  BBX Capital’s deferred tax asset valuation allowance would be reversed if and when it becomes more-likely-than-not that BBX Capital will generate sufficient taxable income in the future to utilize the tax benefits of the related deferred tax assets.

In connection with BBX Sweet Holdings’ acquisitions during 2015 and 2014, BBX Capital established net taxable temporary differences as a result of recording for financial reporting purposes identifiable intangible assets and properties and equipment in excess of amounts recognized for tax purposes.  After considering the taxable temporary differences established in connection with the acquisitions, BBX Capital reduced its deferred tax asset valuation allowance and recognized a $329,000 and $3.1 million benefit for income taxes.

Included in BBX Capital’s deferred tax assets as of December 31, 2015 was $110.5 million of federal income tax NOL carry-forwards which expire from 2029 to 2034.   BBX Capital’s federal tax credit carry-forwards were $2.1 million at December 31, 2015 and expire from 2025 to 2031.

BBX Capital filed separate state income tax returns for years ending prior to December 31, 2011. BBX Capital’s state NOL carry-forwards were $533.5 million as of December 31, 2015 and expire from 2023 through 2033.  Renin’s Canadian subsidiaries’ earnings are subject to taxation in Canada and the United Kingdom.  Renin had taxable losses in these tax jurisdictions during the years ended December 31, 2015 and 2014 and two months ended December 31, 2013.  BBX Capital’s foreign income tax NOL carryforwards were $3.8 million and expire from 2033 to 2035.

BBX Capital’s income tax returns for all years subsequent to the 2011 tax year are subject to examination. Various state jurisdiction tax years remain open to examination. There were no income tax filings under examination as of December 31, 2015.

14.   Notes Payable to Related Parties

BBX Capital issued an $11.75 million promissory note in Woodbridge’s favor as part of BBX Capital’s consideration for its investment in Woodbridge.  The note had a term of five years maturing in April 2018, accrued interest at a rate of 5% per annum and required BBX Capital to make payments of interest only on a quarterly basis during the term of the note, with all outstanding amounts being due and payable at the end of the five-year term. During September 2015, in connection with settlement of the Bluegreen shareholder litigation, the $11.75 million Woodbridge note payable was paid-in-full.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15.   Notes Payable

The following notes payable were outstanding as of December 31, 2015 or 2014 (in thousands):

	December 31, 2015		December 31, 2014
	Debt	Interest	Debt	Interest
	Balance	Rate	Balance	Rate
Wells Fargo Capital Finance	$8,071	various	8,028	various
Anastasia Note	5,330	5.00%	7,214	5.00%
Iberia Line of Credit	4,997	3.18%	-	-
Centennial Bank - Hoffman's	1,613	5.25%	1,645	5.25%
Centennial Bank - Kencraft	995	2.35%	-	-
Holdback notes	400	6.00%	1,016	various
Other	15	0.90%	20	0.90%
Total Notes Payable	$21,421		17,923

The aggregate notes payable discount recorded in BBX Capital’s Consolidated Statements of Financial Condition as of December 31, 2015 and 2014 was $170,000 and $320,000, respectively.

Wells Fargo Capital Finance.  On June 11, 2014, Renin entered into a credit agreement (the “WF Credit Agreement”) with Wells Fargo Capital Finance Corporation (“Wells Fargo”).  Under the terms and conditions of the WF Credit Agreement, Wells Fargo made a $1.5 million term loan to Renin. The WF Credit Agreement also includes a revolving advance facility pursuant to which Wells Fargo agreed to make loans to Renin on a revolving basis up to a maximum of approximately $18 million or, if lower, the Borrowing Base (as defined in the WF Credit Agreement), subject to Renin’s compliance with the terms and conditions of the WF Credit Agreement, including certain specific financial covenants as discussed below.

Amounts outstanding under the term loan and loans made under the revolving advance facility bear interest at the Canadian Prime Rate or the daily three month LIBOR rate plus a margin specified in the WF Credit Agreement at various rates between 0.5% per annum and 3.25% per annum. The revolving advance facility also includes a 0.25% per annum fee charged on the amount of unused commitment. The term loan and borrowings under the revolving advance facility require monthly interest payments. In addition, beginning on October 1, 2014, the term loan requires quarterly principal repayments of $75,000. The maturity date under the WF Credit Agreement with respect to the term loan and all loans made pursuant to the revolving advance facility is June 11, 2019.   The amount outstanding under the term loan and revolving advance facility were $1.1 million and $7.0 million as of December 31, 2015.  The amounts outstanding under the term loan and revolving advance facility were $1.4 million and $6.6 million as of December 31, 2014.

Under the terms and conditions of the WF Credit Agreement, Renin was originally required to comply with certain financial covenants from June 30, 2014 to November 30, 2014, including limits on monthly capital expenditures and the achievement of monthly EBITDA (as defined in the WF Credit Agreement) in amounts equal to or greater than specific amounts set forth in the WF Credit Agreement. However, the WF Credit Agreement was amended in October 2014 replacing the EBITDA financial covenants requirements for each month ended during the period from September 2014 through November 2014 with a Fixed Charge Coverage Ratio (as defined in the amended WF Credit Agreement).  In addition, beginning on December 1, 2014, Renin is required to maintain as of the end of each month a certain specified Fixed Charge Coverage Ratio (as defined in the WF Credit Agreement) measured on a trailing twelve-month basis. The WF Credit Agreement also contains customary affirmative and negative covenants, including those that, among other things, limit the ability of Renin to incur liens or engage in certain asset dispositions, mergers or consolidations, dissolutions, liquidations or winding up of its businesses. The loans are collateralized by all of Renin’s assets.  Renin was in compliance with the WF Credit Agreement financial covenants as of December 31, 2015.

Anastasia Note.  In October 2014, BBX Sweet Holdings acquired the outstanding common shares of Anastasia.  A portion of the purchase consideration was a $7.5 million promissory note.   The promissory note bears interest at 5% per annum and $2.0 million of the promissory note plus accrued interest was repaid on October 1, 2015.  The remaining balance of the promissory note is payable in three annual payments of principal and accrued interest as follows:  $2.0 million plus accrued interest on October 1, 2016, $2.0 million plus accrued interest on October 1, 2017 and the final payment of $1.5

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

million plus accrued interest on October 1, 2018.  The repayment of the promissory note is guaranteed by BBX Capital Corporation and secured by the common stock of Anastasia.  The Anastasia note payable was recorded at a $0.3 million discount to reflect the fair value of the note payable at the acquisition date.

Iberia Line of Credit.  On August 7, 2015, BBX Sweet Holdings entered into a Loan and Security Agreement and related agreements with Iberiabank, which provides for borrowings by BBX Sweet Holdings of up to $5.0 million on a revolving basis.  Amounts borrowed under this facility accrue interest at a floating rate of thirty day LIBOR plus 2.75% or 3.18% as of December 31, 2015.  Payments of interest only are payable monthly. The facility matures, and all outstanding principal and interest will be payable, on July 31, 2017, with one twelve month renewal option at BBX Sweet Holdings’ request, subject to satisfaction of certain conditions. The loan documents include a number of covenants, including financial covenants relating to BBX Sweet Holdings’ debt service coverage ratio.  The facility is secured by the assets of BBX Sweet Holdings and its subsidiaries and is guaranteed by BBX Capital.  BBX Sweet Holdings is using the proceeds of the facility for general corporate purposes. BBX Sweet Holdings was in compliance with the Iberiabank loan financial covenants as of December 31, 2015.

Centennial Bank – Hoffman’s.    In October 2014, a wholly-owned subsidiary of BBX Sweet Holdings borrowed $1.7 million from Centennial Bank in the form of a ten year promissory note for working capital. The note bears interest at a fixed rate of 5.25% per annum for the first five years and adjusts to the 5-year US Treasury SWAP Rate in effect on the change date plus 345 basis points for the remaining five year term of the note.  The note requires monthly principal and interest payments based upon a 25 year amortization schedule and is due and payable in October 2024.  BBX Sweet Holdings and BBX Capital are guarantors of the note and the note is collateralized by land and buildings with a carrying value of $2.1 million as of December 31, 2015.

Centennial Bank – Kencraft.  In April 2015, a wholly-owned subsidiary of BBX Sweet Holdings borrowed $995,000 from Centennial Bank in the form of a promissory note in order to partially fund the Kencraft asset acquisition.  The promissory note bears interest at 2.35% per annum and the principal balance is payable on April 1, 2017 or sooner upon demand.  Interest is payable monthly.  The promissory note is secured by a $995,000 certificate of deposit and a blanket lien on the Kencraft assets acquired.  The $995,000 time deposit account is included in restricted cash in BBX Capital’s Consolidated Statements of Financial Condition as of December 31, 2015.  BBX Sweet Holdings was in compliance with the debt financial covenants of the loan as of December 31, 2015.

Holdback Notes.  The Holdback Notes relate to purchase consideration payable in connection with the Hoffman’s, Williams and Bennett and Kencraft acquisitions.  The Hoffman and William and Bennett Holdback Notes had an aggregate balance at origination of $1.1 million, bear interest at interest rates ranging from 1.65% to 1.93% and matured from January 2015 through December 31, 2015. The Hoffman and William and Bennett Holdback Notes were recorded at an $82,000 premium to reflect the fair value of the Holdback Notes at the acquisition dates.  The Hoffman and William and Bennett Holdback Notes were paid-in-full as of December 31, 2015.  The Kencraft $400,000 Holdback Note bears interest at 6% per annum payable quarterly beginning on July 1, 2015 and matures on April 1, 2017.

The Holdback Notes serve as security for the sellers’ obligations under the respective purchase and sale agreements, including the sellers’ indemnity obligations and performance under each of the seller’s respective non-competition agreements and provide BBX Sweet Holdings with a set-off right.  BBX Capital is the guarantor on the remaining BBX Sweet Holdings’ Holdback Note.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The annual contractual principal repayments of notes payable as of December 31, 2015 was as follows (in thousands):

Year Ending	Notes
December 31,	Payable
2016	$2,315
2017	8,692
2018	1,800
2019	7,171
2020	-
Thereafter	1,613
Total	$21,591

16.  Employee Benefit Plans

The table below outlines the terms of the Security Plus 401(k) Plan and the associated employer costs (dollars in thousands):

		For the Years Ended December 31,
		2015	2014	2013
Employee salary contribution Limit (1)		$18.0	17.5	17.5
Percentage of salary limitation	%	75	75	75
Total match contribution (2)		$322	150	-

(1)	For the years ended December 31, 2015, 2014 and 2013 employees over 50 were entitled to contribute $24,000, $23,000 and $23,000, respectively.
(2)	The employer match vests immediately. BBX Capital did not offer an employer match for the year ended December 31, 2013.

17.  Commitments and Contingencies

BBX Capital is a lessee under various operating leases for real estate and equipment.  BBX Capital at the end of the initial lease terms generally has the right to renew its leases at market rental rates.  The approximate minimum future rental payments under such leases, as of December 31, 2015, for the periods shown are (in thousands):

Year Ending December 31,	Amount
2016	$3,065
2017	3,041
2018	2,990
2019	2,849
2020	2,220
Thereafter	4,825
Total	$18,990

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

BBX Capital incurred rent expense for the periods shown (in thousands):

	As of December 31,
	2015	2014	2013
Rental expense for premises and equipment	$3,493	3,207	1,039

BBX Capital had no commitments to extend credit as of December 31, 2015.

BBX Capital Corporation guarantees certain obligations of its unconsolidated real estate joint ventures and guarantees payment to third parties in connection with land development as follows:

•

During the year ended December 31, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by a wholly-owned subsidiary of BBX Capital refinanced its land acquisition loan with a financial institution.  BBX Capital Corporation provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of December 31, 2015.

•

In July 2014, BBX Capital entered into a joint venture with CC Bonterra to develop approximately 394 homes in a portion of the master-planned development of Bonterra community in Hialeah Florida. BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  CAM remained liable as a co-borrower on the mortgage that was assumed by the joint venture.  The mortgage was also guaranteed by BBX Capital Corporation. In March 2015, the joint venture refinanced the $8.3 million mortgage loan into a $31.0 million acquisition and development loan.  BBX Capital is a guarantor for 26.3% of the joint venture’s $31.0 million acquisition and development loan.

•

In March 2015, BBX Capital placed $1.3 million in a money market account with a financial institution in order to obtain an irrevocable letter of credit for a wholly-owned subsidiary of CAM.  The letter of credit was to guarantee payment to a third party upon the third party obtaining wetlands permits in connection with a potential development project.  The $1.3 million money market account is included in “Restricted Cash” in BBX Capital’s Consolidated Statement of Financial Condition at December 31, 2015.  In January 2016, BBX Capital paid the third party for the wetlands permits and the letter of credit was cancelled.

BBX Capital Corporation and its subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities. Although BBX Capital believes it has meritorious defenses in all current legal actions, the outcome of litigation and the ultimate resolution are uncertain and inherently difficult to predict.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts anticipated for these claims.  There were no reserves accrued as of December 31, 2015.

In certain matters we are unable to estimate the loss or reasonable range of loss until additional developments in the case provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters the claims are broad and the plaintiffs have not quantified or factually supported the claim.

BBX Capital believes that liabilities arising from litigation discussed below will not have a material impact to BBX Capital’s consolidated financial statements. However, due to the significant uncertainties involved in these legal matters, BBX Capital may incur losses in excess of accrued amounts and an adverse outcome in these matters could be material to BBX Capital’s consolidated financial statements.

The discussion below does not include litigation relating to companies which are not consolidated into BBX Capital’s financial statements, including Woodbridge and Bluegreen.

BBX Capital has received notices from BB&T regarding a series of claims asserted against BB&T’s subsidiary, Branch Banking and Trust Company, as successor to BankAtlantic, by certain individuals who purport to have had accounts in their names with BankAtlantic prior to consummation of the sale of BankAtlantic to BB&T.  These third party claims allege wrongful conduct by BankAtlantic in connection with certain alleged unauthorized transactions associated with their

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

accounts. BB&T’s notices assert its belief that it may be entitled to indemnification under the BankAtlantic stock purchase agreement with respect to such claims as well as another third party claim relating to an action which was settled by BB&T.  On July 31, 2014, BBX Capital and BB&T entered into a tolling agreement with respect to the time period within which BB&T may assert a claim for indemnity under the stock purchase agreement with respect to such claims.

The following is a description of certain ongoing or recently concluded litigation matters:

Securities and Exchange Commission Complaint

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, BBX Capital’s Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX Capital’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleged that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The Court denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.

On December 15, 2014, after a six-week trial, the jury found in favor of BBX Capital and Alan B. Levan with respect to the disclosures made during an April 2007 earnings conference call and in BBX Capital’s quarterly reports on Form 10-Q for the 2007 first and second quarters, but found that they had engaged in an act of fraud or deceit toward shareholders or prospective investors by making materially false statements knowingly or with severe recklessness (1) with respect to three statements in the July 25, 2007 conference call referenced above, and (2) by failing to classify certain loans as held-for sale in the 2007 Annual Report on Form 10-K.  The jury also found that Mr. Levan made or caused to be made false statements to the independent accountants regarding the held for sale issue.

The SEC sought a final judgment: (i) permanently barring Alan B. Levan from serving as an officer or director of any SEC reporting company; (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Alan B. Levan; and (iii) permanently restraining BBX Capital and Alan B. Levan from violating securities laws.  On September 24, 2015, the court entered a final judgment denying the SEC’s request for a permanent bar from Mr. Levan serving as an officer or director of any public company, but instead ordered Mr. Levan barred from serving as an officer or director of any public company for a period of two years commencing on December 23, 2015.  The court also imposed monetary penalties against BBX Capital in the amount of $4,550,000 and monetary penalties against Mr. Levan in the amount of $1,300,000.  BBX Capital and Mr. Levan are appealing the final judgment to the Eleventh Circuit Court of Appeals. As a result of the court's decision, on December 23, 2015 Mr. Levan resigned as Chairman and Chief Executive Officer of BBX Capital, as Chairman, Chief Executive Officer and President of BFC, and as a director of BBX Capital and BFC.

On January 14, 2015, BBX Capital received notice from its insurance carrier that, based upon its interpretation of the jury verdict in this action, the carrier does not believe it is obligated to advance further payments towards fees and costs incurred in connection with this action and that it reserves its right to obtain reimbursement of the amounts it previously advanced with respect to this action.  BBX Capital has received legal fee and cost reimbursements from the insurance carrier in connection with this action of approximately $5.8 million.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

claim.  Plaintiffs filed a Consolidated Amended Complaint on January 6, 2014.  While BBX Capital believed the claims to be without merit, BBX Capital reached an agreement to settle the action, subject to court approval. The settlement has been preliminarily approved by the court and the final approval hearing is currently scheduled for the second quarter of 2016.

18.  Common Stock and Restricted Stock and Common Stock Option Plans

Class A Common Stock Share Repurchase Program

In September 2014, BBX Capital’s Board of Directors approved a share repurchase program and authorized management, at its discretion, to repurchase up to $20 million of BBX Capital’s Class A Common Stock from time to time, subject to market conditions and other factors considered by management to be appropriate at the time of repurchase.   There were no common shares repurchased during the years ended December 31, 2015 and 2014.

BBX Capital Corporation Restricted Stock and Stock Option Plans:

BBX Capital has two share-based compensation plans:  the 2005 Restricted Stock and Option Plan and the BBX Capital Corporation 2014 Stock Incentive Plan.  The maximum term of incentive stock options and non-qualifying stock options issuable under each of these plans is ten years.  Vesting is established by the Compensation Committee of the Board of Directors (the “Compensation Committee”) in connection with each grant of options or restricted stock award. All directors’ stock options vest immediately.   The 2005 Restricted Stock and Option Plan provides that up to 1,875,000 shares of Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan, and at December 31, 2015 no shares remained available for grants of awards under the 2005 Plan. The 2014 Stock Incentive Plan provides that up to 1,000,000 shares of Class A common stock may be issued for restricted stock awards and upon the exercise of options granted under the Plan, and at December 31, 2015, 184,426  shares remained available for grants of awards under the 2014 Stock Incentive Plan.

In March 2015, BBX Capital’s Board of Directors approved an amendment to both the BBX Capital Corporation 2014 Stock Incentive Plan and the 2005 Restricted Stock and Option Plan. The amendment to each Plan authorizes the Compensation Committee to issue restricted stock awards in the form of restricted stock units rather than directly in restricted stock.  Following the amendment, BBX Capital and its executive officers agreed to retire any shares of BBX Capital’s outstanding restricted Class A common stock awards (“RSAs”) previously issued in the name of the Compensation Committee and subject to forfeiture until vested, in exchange for BBX Capital’s issuing to the executive officers restricted Class A common stock units (“RSUs”). This exchange resulted in the retirement of 1,391,282 Class A common shares. Pursuant to the terms of the RSUs, BBX Capital promises to issue Class A common stock at the time the underlying units vest.  The RSUs issued have the same terms, and cover the same number of underlying shares of Class A common stock, as the RSAs that were retired.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of BBX Capital’s non-vested restricted Class A common stock units activity:

	Class A	Weighted
	Non-vested	Average
	Restricted	Grant date
	Stock	Fair Value
Outstanding at December 31, 2012	1,195,406	$6.53
Vested	(315,104)	6.52
Forfeited	-	-
Granted	430,000	13.33
Outstanding at December 31, 2013	1,310,302	$8.76
Vested	(315,102)	6.52
Forfeited	-	-
Granted	396,082	16.58
Outstanding at December 31, 2014	1,391,282	$11.50
Vested	(381,622)	9.13
Forfeited	-	-
Granted	419,492	15.60
Outstanding at December 31, 2015	1,429,152	$13.33

In September 2015, BBX Capital’s Compensation Committee of the Board of Directors’ granted 419,492 Class A common stock units (“RSUs”) to its executive officers under the BBX Capital’s 2014 Stock Incentive Plan.  These RSUs had a $6.5 million fair value on the grant date and vest ratably each year over the 4 year service period beginning in October 2016.  The grant date fair value was calculated based on the closing price of BBX Capital’s Class A common stock on the grant date. BBX Capital recognizes the compensation costs based on the straight-line method over the vesting period.

On September 30, 2015, 381,622 shares of restricted Class A common stock units granted to executive officers in September 2012 and September 2014 vested.  BBX Capital repurchased and retired 159,801 shares of the executive officers’ Class A common stock to satisfy the $2.5 million withholding tax obligations associated with the vesting of these shares in connection with these grants.

In October 2014, the Board of Directors granted in the aggregate  396,082 shares of restricted Class A common stock awards (“RSAs”) under the 2014 Stock Incentive Plan to certain of its executive officers.  The grant date fair value was calculated based on the closing price of BBX Capital’s Class A common stock on the grant date. The RSAs vest pro-rata over  a four year period beginning September 30, 2015 and had a fair value of $16.58 per share at the grant date.

In October 2013, the Board of Directors granted in the aggregate  430,000 RSAs under the 2005 Restricted Stock and Option Plan to certain of its executive officers.  The grant date fair value was calculated based on the closing price of BBX Capital’s Class A common stock on the grant date. The RSAs vest four years from the grant date or October 8, 2017.  The RSAs had a fair value of $13.33 per share at the grant date.

As of December 31, 2015, the total unrecognized compensation cost related to non-vested RSUs was approximately $14.5 million. The cost of these non-vested RSUs is expected to be recognized over a weighted-average period of approximately 17 months. The fair value of RSUs vested during the years ended December 31, 2015, 2014 and 2013 was $6.0 million, $5.5 million and $4.3 million, respectively.

BBX Capital recognizes stock based compensation costs based on the grant date fair value.  The grant date fair value for stock options is calculated using the Black-Scholes option pricing model incorporating an estimated forfeiture rate and recognizes the compensation costs for those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of five years.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of BBX Capital’s Class A common stock option activity:

		Weighted	Weighted
	Class A	Average	Average	Aggregate
	Outstanding	Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value ($000)
Outstanding at December 31, 2012	36,804	$233.00	3.1
Exercised	-	-
Forfeited	(7,559)	124.57
Expired	(7,963)	185.82
Granted	-	-
Outstanding at December 31, 2013	21,282	$289.17	2.5
Exercised	-
Forfeited	-	-
Expired	(5,801)	455.00
Granted	-	-
Outstanding at December 31, 2014	15,481	$227.03	2.3
Exercised	-
Forfeited	(3,307)	92.09
Expired	(5,158)	475.12
Granted	-
Outstanding at December 31, 2015	7,016	$108.24	1.6	$-
Exercisable at December 31, 2015	7,016	$108.24	1.6	$-

There were no options granted or exercised during each of the years in the three year period ended December 31, 2015.

Included in BBX Capital’s Consolidated Statements of Operations in compensation expense was $5.5 million, $3.7 million and $2.5 million of share-based compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively. There was no recognized tax benefit associated with the compensation expense for the years ended December 31, 2015, 2014 and 2013 as it was not more-likely-than-not that BBX Capital would realize the tax benefits associated with the share based compensation expense.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19.  Earnings per Share

The following reconciles the numerators and denominators of the basic and diluted earnings per share computation for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data).

	For The Years Ended December 31,
	2015	2014	2013
Basic earnings per share
Numerator:
Net income	$23,527	4,304	47,660
Less: net (earnings) loss attributable to
noncontrolling interest	(1,753)	391	179
Net income available to common shareholders	$21,774	4,695	47,839
Denominator:
Basic weighted average number of common
shares outstanding	16,229	16,043	15,843

Basic earnings per share	$1.34	0.29	3.02

	For the Years Ended December 31,
	2015	2014	2013
Diluted earnings per share
Numerator:
Net income	$23,527	4,304	47,660
Less: net (earnings) loss attributable to
noncontrolling interest	(1,753)	391	179
Net income available to common shareholders	$21,774	4,695	47,839
Denominator:
Basic weighted average number of common
shares outstanding	16,229	16,043	15,843
Stock-based compensation	576	635	435
Diluted weighted average shares outstanding	16,805	16,678	16,278

Diluted earnings per share	$1.30	0.28	2.94

Options to acquire 7,016, 15,481 and 21,282 shares of Class A common stock were anti-dilutive for the years ended December 31, 2015, 2014 and 2013, respectively.  There were no anti-dilutive RSUs for the years ended December 31, 2015, 2014, or 2013.

20.  Fair Value Measurement

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

The input fair value hierarchy is summarized below:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that BBX Capital has the ability to access at each reporting date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. A quoted price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever available.

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

Assets and Liabilities on a Recurring Basis

There were no assets or liabilities measured at fair value on a recurring basis in BBX Capital’s consolidated financial statements as of December 31, 2015 and 2014.

Assets on a Non-Recurring Basis

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2015 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the
	December 31,	Assets	Inputs	Inputs	Year Ended
Description	2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
Loans measured for
impairment using the fair value
of the underlying collateral	$186	-	-	186	120
Impaired real estate held-for-sale
and held-for-investment	13,257	-	-	13,257	3,000
Impaired loans held-for-sale	5,856			5,856	740
Total	$19,299	-	-	19,299	3,860

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)	Total impairments represent the amount of losses recognized during the year ended December 31, 2015 on assets that were held and measured at fair value as of December 31, 2015.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured at fair value on a non-recurring basis is as follows (dollars in thousands):

As of December 31, 2015	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value		Fair Value of	Discount Rates and Appraised
of the underlying collateral	$186	Collateral	Value less Cost to Sell	$0.2 - $0.4 million ($0.3 million)

Impaired real estate		Fair Value of	Discount Rates and Appraised
held-for-sale	13,257	Property	Value less Cost to Sell	$0.3 - $11.0 million ($2.0 million)

		Fair Value of	Discount Rates and Appraised
Impaired loans held-for-sale	5,856	Collateral	Value less Cost to Sell	$0.1 - $0.5 million ($0.2 million)
Total	$19,299

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of December 31, 2014 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Nine
	December 31,	Assets	Inputs	Inputs	Months Ended
Description	2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
Loans measured for
impairment using the fair value
of the underlying collateral	$2,648	-	-	2,648	2,161
Impaired real estate held-for-sale
and held-for-investment	20,701	-	-	20,701	8,756
Total	$23,349	-	-	23,349	10,917

(1) Total impairments represent the amount of losses recognized during the year ended December 31, 2014 on assets that were held and measured at fair value as of December 31, 2014.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of December 31, 2014	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value		Fair Value of	Discount Rates and Appraised
of the underlying collateral	$2,648	Collateral	Value less Cost to Sell	$0.1 - $2.6 million ($0.5 million)
Impaired real estate held-for-sale		Fair Value of	Discount Rates and Appraised
and held-for-investment	20,701	Property	Value less Cost to Sell	$0.3 - $8.4 million ($1.7 million)
Total	$23,349

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

Liabilities on a Non-Recurring Basis

There were no material liabilities measured at fair value on a non-recurring basis in BBX Capital’s consolidated financial statements as of December 31, 2015 and December 31, 2014.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell as the majority of BBX Capital’s loans are collateral dependent. The fair value of BBX Capital’s loans may significantly increase or decrease based on changes in property values as BBX Capital’s loans are primarily secured by real estate. BBX Capital primarily uses third party appraisals to assist in measuring non-homogenous impaired loans and broker price opinions to assist in measuring homogenous impaired loans. These appraisals generally use the market or income approach valuation techniques and use market observable data to formulate an estimate of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral, and BBX Capital may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, BBX Capital uses its judgment on market conditions to adjust the most current appraisal. As a consequence, the calculation of the fair value of the collateral is considered a  Level 3 input. BBX Capital generally recognizes impairment losses based on third party broker price opinions when impaired homogenous loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discounts rates and foreclosure timeframes and exposure periods.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Disclosures about Fair Value of Financial Instruments

The following table presents the fair value of BBX Capital’s consolidated financial statements as of December 31, 2015 and 2014 (in thousands):

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	December 31,	December 31,	Assets	Inputs	Inputs
Description	2015	2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$69,040	69,040	69,040	-	-
Loans receivable including loans held-for-sale, net	55,389	63,668	-	-	63,668
Restricted cash and time deposits at financial institutions	2,651	2,651	2,651	-	-
Financial liabilities:
Notes payable	21,421	21,856	-	-	21,856
Principal and interest advances on residential loans	10,356	9,630	-	-	9,630

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	December 31,	December 31,	Assets	Inputs	Inputs
Description	2014	2014	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$58,819	58,819	58,819	-	-
Loans receivable including loans held-for-sale, net	62,267	73,423	-	-	73,423
Financial liabilities:
Notes payable	17,923	18,196	-	-	18,196
Note payable to Woodbridge	11,750	11,615			11,615
BB&T preferred interest in FAR	12,348	12,383	-	-	12,383
Principal and interest advances on residential loans	11,171	10,125	-	-	10,125

Management has made estimates of fair value that it believes to be reasonable. However, because there is no active market for many of these financial instruments, management has derived the fair value of the majority of these financial instruments using the income approach technique with Level 3 unobservable inputs. Management estimates used in its net present value financial models rely on assumptions and judgments regarding issues where the outcome is unknown and actual results or values may differ significantly from these estimates. BBX Capital’s fair value estimates do not consider the tax effect that would be associated with the disposition of the assets or liabilities at their fair value estimates.  As such, BBX Capital may not receive the estimated value upon sale or disposition of the asset or pay the estimated value upon disposition of the liability in advance of its scheduled maturity.

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

21.   Related Parties

BBX Capital, BFC and Bluegreen are entities under common control.  The controlling shareholder of BBX Capital and Bluegreen is BFC.  Shares of BFC’s capital stock representing a majority of the voting power are owned or controlled by Alan Levan, BBX Capital’s Chairman until December 23, 2015 and Jack Abdo, BBX Capital’s Vice Chairman.  Alan Levan was also the Chairman of BFC until December 23, 2015.  Mr. Abdo currently serves as Vice-Chairman of both BFC and Bluegreen. Alan Levan is currently an employee of BBX Capital and BFC.  BBX Capital, BFC and Bluegreen share certain office premises and employee services, pursuant to the agreements described below.

Effective December 1, 2012, BBX Capital entered into an agreement with BFC under which BBX Capital provides office facilities and is reimbursed by BFC, based on an agreed upon amount.  BFC also provides risk management services to BBX Capital and BFC is reimbursed by BBX Capital based on an agreed upon amount.  BBX Capital’s employees are provided health insurance under policies maintained by Bluegreen for which Bluegreen is reimbursed based on an agreed upon amount.

The table below shows the effect of these related party agreements and arrangements on BBX Capital’s consolidated statements of operations for the years ended December 31, 2015,  2014 and 2013 (in thousands):

	For the Years Ended
	2015	2014	2013
Other revenues	$419	448	431
Expenses:
Employee benefits	(1,150)	(524)	(225)
Other - back-office support	(180)	(185)	(200)
Net effect of affiliate transactions before income taxes	$(911)	(261)	6

On October 30, 2013, Renin, a joint venture entity owned 81% by BBX Capital and 19% by BFC, completed the Renin Transaction.  Bluegreen funded approximately $9.4 million of the Renin Transaction consideration in the form of a loan and revolver facility and the remaining funds necessary to complete the Renin Transaction were funded by BBX Capital and BFC pro rata in accordance with their percentage equity interests in Renin. The Bluegreen loan was paid-in-full in June 2014 from the proceeds received from a financing with a financial institution and pro rata capital contributions to Renin from BBX Capital and BFC of $2.0 million and $0.5 million, respectively.   Renin recognized $0.3 million and $0.1 million, respectively, of interest expense under the Bluegreen loan for the years ended December 31, 2014 and 2013.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As disclosed in Note 5, on April 2, 2013, BBX Capital invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The investment was made in connection with Woodbridge’s acquisition of the publicly held shares of Bluegreen. BFC holds the remaining 54% of Woodbridge. BBX Capital contributed $60 million in cash and issued to Woodbridge an $11.75 million note payable in connection with BBX Capital’s acquisition of its 46% equity interest in Woodbridge. During the years ended December 31, 2015, 2014 and 2013, BBX Capital recognized $0.4 million, $0.6 million and $0.4 million, respectively, of interest expense in connection with the Woodbridge note payable.  During September 2015, in connection with settlement of the Bluegreen shareholder litigation, the $11.75 million Woodbridge note payable was paid-in-full and BBX Capital made an additional investment in Woodbridge of $11.4 million.

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

22.   Segment Reporting

The information provided for segment reporting is based on internal reports utilized by management.  Net income (loss) is reported through three reportable segments: BBX, Renin and Sweet Holdings.

In prior periods, FAR was reported as a separate business segment as its activities were restricted by FAR’s operating agreement to the monetization of FAR’s assets in order to repay BB&T’s preferred membership interest in FAR.  As a result of the redemption of BB&T’s preferred interest in FAR during May 2015, FAR activities are no longer restricted to the monetization of FAR’s assets.  As a consequence, management changed BBX Capital’s internal reporting, combining the operations of FAR into BBX and the FAR reportable segment was consolidated with the BBX reportable segment for the year ended December 31, 2015.

The BBX reportable segment for the year ended December 31, 2015 includes the results of operations of CAM, FAR and BBX Partners, a wholly owned subsidiary of BBX Capital Corporation, and BBX Capital’s equity interest in Woodbridge.  BBX’s activities consisted of the activities associated with managing its commercial loan portfolio, real estate properties, and portfolio of charged off loans as well as its investment in Woodbridge and investments in real estate joint ventures. The activities of managing the commercial loan portfolios included renewing, modifying, collecting, increasing, extending, refinancing and making protective advances on these loans, as well as managing and liquidating real estate properties acquired through foreclosure.

FAR was a separate reportable segment for the years ended December 31, 2014 and 2013 as the activities of FAR were restricted to the management and monetization of FAR’s assets with a view to the repayment of BB&T’s preferred membership interest and maximizing the cash flows of any remaining assets.

The Renin reportable segment consists of the activities of Renin which commenced operations in October 2013 upon the asset acquisition of Renin Corp. Therefore, the Renin reportable segment includes the results of operations of Renin for the two months ended December 31, 2013 and years ended December 31, 2014 and 2015.  During 2015, total revenues for the Renin reportable segment include $14.5 million of trade sales to one major customer and its affiliates.  Renin’s revenues and properties and equipment located outside of the United States totaled $22.1 million and $1.2 million, respectively.

The Sweet Holdings reportable segment consists of the activities of Hoffman’s, Williams and Bennett, Jer’s, Helen Grace and Anastasia for the year ended December 31, 2015, and the activities of Kencraft from the date of acquisition, April 1, 2015 through December 31, 2015.  For 2014, this reportable segment consists of the activities of Hoffman’s and Williams & Bennett for the year ended December 31, 2014, and the activities of Jer’s, Helen Grace and Anastasia from their respective dates of acquisition, July 1, 2014, July 21, 2014 and October 1, 2014 through December 31, 2014.  In 2013, the activities of Hoffman’s were included for the month of December 2013.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies.  Intersegment transactions are eliminated in consolidation.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the years ended December 31, 2015 and 2014, acquisition due diligence costs of $0.3 million and $0.6 million, respectively, incurred in connection with the Sweet Holdings reportable segment were included in the results of operations of the BBX reportable segment in costs and expenses.  During the year ended December 31, 2013, acquisition related costs of $1.0 million incurred in connection with the Renin Transaction were included in the Renin reportable segment and $0.1 million of acquisition related costs incurred in connection with the Hoffman’s acquisition were included in the Sweet Holdings reportable segment in costs and expenses.  The Sweet Holding reportable segment benefit for income taxes for the years ended December 31, 2015 and 2014 resulted from the reduction in BBX Capital’s deferred tax valuation allowance in connection with deferred tax liabilities recognized in connection with the Sweet Holdings acquisitions.

Depreciation and amortization consist of: depreciation on properties and equipment, amortization of leasehold improvements, intangible assets and discounts on notes payable.

BBX Capital evaluates segment performance based on segment net income (loss).  The tables below contain segment information for segment net income (loss) for the years ended December 31, 2015, 2014 and 2013 (in thousands):

				Reconciling
				Items and
			Sweet	Elimination		Segment
For the Year Ended:	BBX	Renin	Holdings	Entries		Total
December 31, 2015:
Revenues	$47,850	56,461	27,837	(665)		131,483
Recoveries from loan losses, net	13,457	-	-	-		13,457
Asset impairments	(287)	-	-	-		(287)
Other costs and expenses	(41,095)	(57,481)	(36,604)	1,438		(133,742)
Total costs and expenses	(27,925)	(57,481)	(36,604)	1,438	(1)	(120,572)
Equity in earnings of unconsolidated companies	13,409	-	-	-		13,409
Foreign exchange loss	-	(1,038)	-	-		(1,038)
Segment income (loss) before income taxes	33,334	(2,058)	(8,767)	773		23,282
Provision (benefit) for income tax	88	(4)	(329)	-		(245)
Net income (loss)	$33,246	(2,054)	(8,438)	773		23,527
Total assets	$645,817	22,778	36,884	(311,938)		393,541
Equity method investments
included in total assets	$118,507	-	-	-		118,507
Expenditures for segment assets	$1,429	92	2,113	-		3,634
Depreciation and amortization	$1,058	643	1,763	-		3,464

(1)  Includes a reconciling item of $773,000 associated with capitalized interest on real estate development and joint venture activities in excess of interest expense incurred by BBX reportable segment.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

					Adjusting
					and
				Sweet	Elimination
For the Year Ended:	BBX	FAR	Renin	Holdings	Entries	Total
December 31, 2014:
Revenues	$8,773	10,225	57,839	16,257	(449)	92,645
Recoveries from (provision for) loan losses	10,169	(3,014)	-	-	-	7,155
Asset impairments	(266)	(6,749)	-	-	-	(7,015)
Costs and expenses	(31,515)	(9,122)	(59,168)	(16,234)	449	(115,590)
Total costs and expenses	(21,612)	(18,885)	(59,168)	(16,234)	449	(115,450)
Equity earnings in unconsolidated companies	24,723	-	-	-	-	24,723
Foreign currency loss	-	-	(715)	-	-	(715)
Segment income (loss) before income taxes	11,884	(8,660)	(2,044)	23	-	1,203
Provision for income tax	-	-	6	(3,107)	-	(3,101)
Net income (loss)	$11,884	(8,660)	(2,050)	3,130	-	4,304
Total assets	$550,993	97,024	24,061	31,645	(310,787)	392,936
Equity method investments
included in total assets	$89,091	-	-	-	-	89,091
Expenditures for segment assets	$277	792	93	263	-	1,425
Depreciation and amortization	$176	772	602	832	-	2,382

					Adjusting and
				Sweet	Elimination	Segment
For the Year Ended:	BBX	FAR	Renin	Holdings	Entries	Total
December 31, 2013:
Revenues	$22,062	16,539	9,300	966	(209)	48,658
Recoveries from loan losses	34,128	9,737	-	-	-	43,865
Asset impairments	(219)	(4,489)	-	-	-	(4,708)
Costs and expenses	(28,906)	(13,654)	(9,884)	(1,004)	209	(53,239)
Total costs and expenses	5,003	(8,406)	(9,884)	(1,004)	209	(14,082)
Equity earnings in Woodbridge	13,461	-	-	-	-	13,461
Foreign currency loss	-	-	(357)	-	-	(357)
Segment income (loss) before income taxes	40,526	8,133	(941)	(38)	-	47,680
Provision for income tax	-	20	-	-	-	20
Net income (loss)	$40,526	8,113	(941)	(38)	-	47,660
Total assets	$476,947	166,114	23,809	5,383	(241,106)	431,147
Equity method investments included in total assets	78,573	-	-	-	-	7,873
Real estate operating expenses	$33	232	-	-	-	265
Depreciation and amortization	$462	476	-	117	-	1,055

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

23. Selected Quarterly Results (Unaudited)

The following tables summarize BBX Capital’s quarterly results of operations for the years ended December 31, 2015 and 2014 (in thousands except per share data).

	First	Second	Third	Fourth
2015	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$21,709	38,615	25,535	45,624	131,483
Recoveries from (provision for) loan losses	3,821	6,608	4,427	(1,399)	13,457
Asset recoveries (impairments), net	1,063	810	(274)	(1,886)	(287)
Other costs and expenses	(30,743)	(29,546)	(36,592)	(36,861)	(133,742)
Total costs and expenses	(25,859)	(22,128)	(32,439)	(40,146)	(120,572)
Equity in earnings (losses) of Woodbridge Holdings, LLC	5,803	(10,168)	10,306	9,033	14,974
Equity in losses of unconsolidated real estate
joint ventures	(304)	(291)	(158)	(812)	(1,565)
Foreign exchange (loss) gain	(469)	70	(236)	(403)	(1,038)
Income before income taxes	880	6,098	3,008	13,296	23,282
Net income	877	6,320	3,039	13,291	23,527
Net income attributable to
BBX Capital Corporation	$1,034	4,138	3,116	13,486	21,774

Basic earnings per share	$0.06	0.26	0.19	0.82	1.34
Basic weighted average number of common
shares outstanding	16,172	16,172	16,175	16,394	16,229

Diluted earnings per share	$0.06	0.25	0.18	0.79	1.30
Diluted weighted average number of common
shares outstanding	16,725	16,885	16,852	17,001	16,805

The first quarter of 2015 performance was favorably impacted by recoveries from loan losses primarily from the charged off residential loan portfolio and secondarily from charged off commercial loans as well as impairment recoveries associated with foreclosures. Other costs and expenses were unfavorably impacted by higher professional fees and an increase in selling, general and administrative expenses.  The increased professional fees resulted primarily from the SEC civil action and the BFC tender offer. The higher selling, general and administrative expenses reflected increased compensation and consulting fees at acquired companies.

The second quarter of 2015 net income was favorably impacted by a $15.5 million gain on the sale of two properties located in West Palm Beach, Florida and recoveries from loan losses associated with commercial loans and the charged off loan portfolio.  Woodbridge equity earnings were unfavorably impacted by a $36.5 million litigation settlement with Bluegreen’s former shareholders related to Woodbridge’s April 2013 acquisition of the publicly held shares of Bluegreen.  The Woodbridge litigation settlement reduced BBX Capital’s equity in earnings of Woodbridge by $16.8 million.

The third quarter of 2015 net income was favorably impacted by $10.3 million of Woodbridge equity earnings and $4.4 million of recoveries from loan losses partially offset by higher costs and expenses.  The Woodbridge equity earnings resulted from higher net income at Bluegreen. The recoveries from loan losses reflects recoveries from commercial loan settlements and from the charged off loan portfolio.  Other costs and expenses were unfavorably impacted by the recognition of an additional $3.6 million of civil penalties and higher legal costs associated with the SEC civil action.

The fourth quarter of 2015 net income was favorably impacted by $15.9 million of gains on the sale of real estate and $9.0 million of Woodbridge equity earnings.  The gains on the sale of real estate resulted primarily from a $12.3 gain on a land sale in the master-planned development of Bonterra Communities.  The fourth quarter of 2015 cost and expense was

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

unfavorably impacted by a substantial increase in BBX Sweet Holdings cost of goods sold associated with seasonal trade sales.

	First	Second	Third	Fourth
2014	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$20,816	22,650	21,906	27,273	92,645
Recoveries from (provision for) loan losses	1,248	2,046	(656)	4,517	7,155
Asset (impairments) recoveries, net	(1,319)	94	(5,926)	136	(7,015)
Other costs and expenses	(25,363)	(25,850)	(24,399)	(39,978)	(115,590)
Total costs and expenses	(25,434)	(23,710)	(30,981)	(35,325)	(115,450)
Equity in earnings of Woodbridge Holdings, LLC	6,222	8,108	7,635	3,317	25,282
Equity in losses of unconsolidated real estate
joint ventures	(6)	(26)	(205)	(322)	(559)
Foreign exchange (loss) gain	(307)	141	(319)	(230)	(715)
Income (loss) before income taxes	1,291	7,163	(1,964)	(5,287)	1,203
Net income (loss)	1,291	7,157	(1,964)	(2,180)	4,304
Net income (loss) attributable to
BBX Capital Corporation	$1,358	7,291	(1,898)	(2,056)	4,695

Basic (loss) earnings per share	$0.08	0.46	(0.12)	(0.13)	0.29
Basic weighted average number of common
shares outstanding	15,986	16,006	16,007	16,172	16,043

Diluted (loss) earnings per share	$0.08	0.43	(0.12)	(0.13)	0.28
Diluted weighted average number of common
shares outstanding	16,699	16,791	16,007	16,172	16,678

The first quarter of 2014 performance was favorably impacted by $6.2 million of Woodbridge equity earnings and $0.9 million of insurance reimbursements of expenses associated with the SEC civil action against BBX Capital and its Chairman discussed in Note 17 – Commitments and Contingencies.

The second quarter of 2014 net income was favorably impacted by $2.0 million recoveries from loan losses, a gain on the sale of real estate for $2.5 million and $8.1 million of Woodbridge equity earnings. The recoveries for loan losses primarily resulted from payoffs of non-accrual loans.

The third quarter of 2014 net loss was significantly impacted by $5.9 million of asset impairments primarily relating to two real estate properties partially offset by a $1.2 million bargain purchase gain arising from the Helen Grace acquisition.

The fourth quarter of 2014 net income was favorably impacted by a $3.1 million benefit for income taxes from the reduction in BBX Capital’s deferred tax valuation allowance in connection with deferred tax liabilities recognized in the 2014 acquisitions.  Included in the $3.1 million benefit for income taxes was $0.6 million and $0.8 million of benefits associated with the Williams and Bennett and Helen Grace acquisitions which should have been corrected during the first quarter and third quarter of 2014, respectively.  The benefit for income taxes was partially offset by $4.3 million of legal fees and accruals associated primarily with the SEC civil trial which commenced in November 2014, lower equity earnings from Woodbridge and higher BBX Sweet Holdings cost of goods sold and compensation associated with seasonal revenues and the 2014 acquisitions. The recoveries from loan losses and asset impairments resulted primarily from charged off loan recoveries and updated valuations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL   DISCLOSURE

   None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

BBX Capital has established disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) to make known material information concerning the Company, including its subsidiaries, to those officers who certify BBX Capital’s financial reports and to other members of our senior management. As of December 31, 2015,  BBX Capital’s management carried out an evaluation, with the participation of the principal executive officer and principal financial officer, of the effectiveness of their disclosure controls and procedures. Based on that evaluation, BBX Capital’s principal executive officer and principal financial officer concluded that, as of December 31, 2015,  their disclosure controls and procedures were effective to ensure that information required to be disclosed by BBX Capital in the reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and was accumulated and communicated to BBX Capital’s management, including BBX Capital’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

BBX Capital’s management, including the principal executive officer and principal financial officer, does not expect that their disclosure controls and procedures and internal control over financial reporting will prevent all errors and all improper conduct.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of improper conduct, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Further, the design of any control system is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any such design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included in Item 8 immediately preceding Report of Independent Registered Certified Public Accounting Firm, which includes an attestation report of BBX Capital’s independent registered certified public accounting firm regarding BBX Capital’s internal control over financial reporting.

Scope of Management’s Report on Internal Control Over Financial Reporting

Management has excluded Kencraft Confections, LLC from its assessment of internal control over financial reporting as of December 31, 2015.  We acquired this business during the second quarter of 2015 and our management has not conducted an assessment of the acquired business’ internal control over financial reporting.  Total revenues and total assets of Kencraft Confections, LLC represent 5% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in BBX Capital’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, BBX Capital’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

The information required by Items 10 through 14 will be provided by incorporating the information required under such items by reference to BBX Capital’s definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the year covered by this Form 10-K or, alternatively, by amendment to this Form 10-K under cover of 10-K/A no later than the end of such 120 day period.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed as Part of this Report:

(1) Financial Statements

The following consolidated financial statements of BBX Capital Corporation. and its subsidiaries are included herein under Part II, Item 8 of this Form 10-K.

Reports of Independent Registered Public Accounting Firms.

Consolidated Statements of Financial Condition as of December 31, 2015 and 2014.

Consolidated Statements of Operations and Comprehensive Income for each of the years in the three year period ended December 31, 2015.

Consolidated Statements of Changes in Equity for each of the years in the three year period ended December 31, 2015.

Consolidated Statements of Cash Flows for each of the years in the three year period ended December 31, 2015.

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

4.3 10.2 10.21 10.30 10.31

Amendment No. 2 to Rights Agreement, dated as of April 2, 2015, between the Company and American Stock Transfer & Trust Company, LLC

2005 Restricted Stock and Option Plan

First Amendment to the BankAtlantic Bancorp, Inc. 2005 Restricted Stock and Option Plan

BBX Capital Corporation 2014 Stock Incentive Plan *

First Amendment to the BankAtlantic Bancorp, Inc. 2014 Restricted Stock and Option Plan

Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on April 2, 2015.

Appendix B to the Registrant’s Proxy Statement on Schedule 14A, filed on April 29, 2009

Form 10-K for the year ended December 31, 2014 filed on March  16, 2015.

Appendix A to the Registrant’s Definitive Proxy Statement filed on April 30, 2014.

Form 10-K for the year ended December 31, 2014 filed on March  16, 2015.

10.46	Non-employee Director Compensation Plan for 2005	Exhibit 10.1 to the Registrant’s Form 8-K Filed on May 23, 2005.

10.55 10.56 10.57 10.58 10.59 10.60 10.61 10.62 10.63 10.64

Employment agreement of Alan B. Levan

Employment agreement of John E. Abdo

Employment agreement of Jarett S. Levan

Employment agreement of Seth M. Wise

Employment agreement of Raymond S.  Lopez

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

Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012.

Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012.

Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012.

Form 10-Q for the quarter ended September 30, 2012 filed on November 15, 2012.

Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March  31, 2015 filed on May 8, 2015.

Exhibit 10.1 to the Registrant’s current report on Form 8-K dated November 1, 2012 filed on November 7, 2011.

Exhibit 2.2 to the Registrant’s current report on Form 8-K dated March 13, 2012 and filed on March 16, 2012.

Exhibit A to the Registrant’s Definitive Information Statement on Schedule 14C, filed on April 12, 2012

Form 10-K for the year ended December 31, 2012 filed on April 1, 2013.

Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2013.

10.65 10.66 21.1	Amended and Restated Operating Agreement of Woodbridge Holdings, LLC Agreement to Allocate Consolidated Income Tax Liabilities and Benefits Subsidiaries of the Registrant

Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 5, 2013.

Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March  31, 2015 filed on May 8, 2015.

Filed with this Report

23.1	Consent of Grant Thornton LLP	Filed with this Report

23.2 23.3 23.4	Consent of PricewaterhouseCoopers LLP Consent of Grant Thornton LLP – Woodbridge Holdings, LLC Consent of PricewaterhouseCoopers LLP – Woodbridge Holdings, LLC	Filed with this Report Filed with this Report Filed with this Report

31.1 31.2

Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed with this Report Filed with this Report
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with this Report
32.2 99.1 101

Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Audited Consolidated Financial Statements of Woodbridge Holding, LLC

Interactive data files

Furnished with this Report Filed with this Report

*Compensatory Plan

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBX Capital Corporation

March 15, 2016By:/s/Jarett S. Levan

Jarett S. Levan, Acting Chairman of the Board,

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jarett S. Levan	Acting Chairman of the Board, President and Chief Executive Officer	March 15, 2016
Jarett S. Levan
/s/John E Abdo	Vice Chairman of the Board	March 15, 2016
John E. Abdo
/s/Raymond S. Lopez	Executive Vice President and Chief Financial Officer	March 15, 2016
Raymond S. Lopez
/s/David M. Friedman	Managing Director, Chief Accounting Officer	March 15, 2016
David M. Friedman
/s/Seth M. Wise	Executive Vice President	March 15, 2016
Seth M. Wise
/s/Steven M. Coldren	Director	March 15, 2016
Steven M. Coldren
/s/Charlie C. Winningham, II	Director	March 15, 2016
Charlie C. Winningham, II
/s/Norman H. Becker	Director	March 15, 2016
Norman H. Becker
/s/Willis N. Holcombe	Director	March 15, 2016
Willis N. Holcombe
/s/Tony P. Segreto	Director	March 15, 2016
Tony P. Segreto

Schedule III – Real Estate Investments and Accumulated Depreciation

BBX Capital Corporation

As of December 31, 2015

(Dollars in thousands)

Capitalized
	Initial Costs		Costs						Depreciable
		Building and	Subsequent to		Total	Accumulated	Year of	Foreclosure	Lives
Property	Land	Improvements	Acquisition	Other	Cost (1)	Depreciation	Construction	Month/Year	(Years)
RoboVault	$1,590	6,310	-	-	7,900	840	2009	4/2013	40

 (1)  The aggregate cost for federal income tax purposes is $6.4 million.

The following table presents the changes in the Company’s real estate investments for the year ended December 31, 2015 (in thousands):

	Total	Accumulated
(in thousands)	Costs	Depreciation
Balance at December 31, 2014	$22,440	630
Depreciation	-	652
Transfer to held-for-sale	(14,540)	(442)
Balance at December 31, 2015	$7,900	840

Schedule IV – Mortgage Loans on Real Estate

BBX Capital Corporation

As of December 31, 2015

(Dollars in thousands)

								Principal
								Amount of
								Loans Subject
Number			Final	Periodic		Face	Carrying	to Delinquent
of		Interest	Maturity	Payment	Prior	Amount of	Amount of	Principal
Loans	Description	Rate (1)	Date (2)	Terms	Liens	Loans	Loans (3)	or Interest

101	First-lien 1-4 Family (4)	5.71%	12/17/2033	Monthly	$-	34,432	21,354	27,450

45	Second lien -Consumer held-for-investment	3.21%	2/18/2017	Monthly	8,107	4,686	2,368	910

18	Small Business Real Estate	7.05%	7/14/2023	Monthly	-	4,373	3,529	-

1	Commercial Real Estate held-for-investment	5.00%	5/31/2016	Monthly	-	879	879	-

	Large Balance Commercial Real Estate Loans
1	Retail	7.00%	6/20/2018	Monthly	-	2,074	2,074	-
1	Marina	2.08%	1/1/2018	Monthly	-	4,500	2,206	-
1	Apartment building	5.00%	6/1/2017	Monthly	-	8,048	3,448	-
1	Residential	5.75%	5/1/2016	Monthly	753	3,702	3,702	-
1	Land	4.00%	12/31/2016	Maturity	-	3,985	3,985	-
	Total Mortgage Loans				$8,860	66,679	43,545	28,360

(1)  Represents weighted average interest rates for mortgage loans grouped by category where there is more than one loan in the category.

(2)  Represents weighted average maturity dates for mortgage loans grouped by category where there is more than one loan in a category.

(3)  The aggregate cost for federal income tax purposes was $48.5 million.

(4)  The Company does not own the servicing on these loans.

The following table presents the changes in the Company’s mortgage loans for the year ended December 31, 2015 (in thousands):

Balance at December 31, 2014	$61,230
Advances on existing mortgages	-
Collections of principal	(14,470)
Foreclosures	(3,215)
Costs of mortgages sold	-
Balance at December 31, 2015	$43,545