Form 10-Q
period 2016-03-31
BBX CAPITAL CORP
filed 2016-05-06
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] YES   [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Title of Each Class	Outstanding at May 4, 2016
Class A Common Stock, par value $0.01 per share	16,199,145
Class B Common Stock, par value $0.01 per share	195,045

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION-UNAUDITED

	March 31,	December 31,
(In thousands, except share data)	2016	2015
ASSETS
Cash and cash equivalents	$65,845	69,040
Restricted cash and time deposits	1,345	2,651
Loans held-for-sale	19,186	21,354
Loans receivable	33,281	34,035
Trade receivables, net of allowance for bad debts of $370 in 2016 and $404 in 2015	14,593	13,732
Real estate held-for-investment	32,838	31,290
Real estate held-for-sale	46,165	46,338
Investments in unconsolidated real estate joint ventures	42,922	42,962
Investment in Woodbridge Holdings, LLC	78,070	75,545
Properties and equipment	18,340	18,083
Inventories	17,424	16,347
Goodwill	7,601	7,601
Other intangible assets	8,007	8,211
Other assets	6,519	6,316
Total assets	$392,136	393,505
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$10,828	11,059
Notes payable, net of debt issuance costs	22,128	21,385
Principal and interest advances on residential loans	10,172	10,356
Other liabilities	11,726	14,726
Total liabilities	54,854	57,526
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Class A common stock, $.01 par value, authorized 25,000,000
shares; issued and outstanding 16,199,145 and 16,199,145 shares	162	162
Class B common stock, $.01 par value, authorized 1,800,000
shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	352,519	350,878
Accumulated deficit	(16,935)	(16,622)
Accumulated other comprehensive income	289	384
Total BBX Capital Corporation shareholders' equity	336,037	334,804
Noncontrolling interest	1,245	1,175
Total equity	337,282	335,979
Total liabilities and equity	$392,136	393,505

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME - UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands, except per share data)	2016	2015
Revenues:
Trade sales	$20,962	19,535
Interest income	1,067	818
Net (losses) gains on the sales of assets	(45)	2
Income from real estate operations	1,064	926
Other	624	428
Total revenues	23,672	21,709
Costs and expenses:
Cost of goods sold	15,047	13,835
Interest expense	101	193
Real estate operating expenses	928	1,180
Recoveries from loan losses, net	(1,748)	(3,821)
Asset recoveries, net	(37)	(1,063)
Selling, general and administrative expenses	16,294	15,535
Total costs and expenses	30,585	25,859
Equity in earnings of Woodbridge Holdings, LLC	6,735	5,803
Equity in net losses of unconsolidated real estate joint ventures	(342)	(304)
Foreign exchange gain (loss)	210	(469)
(Loss) income before income taxes	(310)	880
Provision for income taxes	-	3
Net (loss) income	(310)	877
Net (earnings) loss attributable to noncontrolling interest	(3)	157
Net (loss) income attributable to BBX Capital Corporation	$(313)	1,034

Basic (loss)earnings per share	$(0.02)	0.06
Diluted (loss) earnings per share	$(0.02)	0.06

Basic weighted average number of common shares outstanding	16,394	16,172

Diluted weighted average number of common and common
equivalent shares outstanding	16,394	16,725

Net (loss) income	$(310)	877
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(148)	131
Unrealized gains on securities available for sale	25	-
Other comprehensive (loss) income, net of tax	(123)	131
Comprehensive (loss) income	(433)	1,008
Net (earnings) loss attributable to noncontrolling interest	(3)	157
Foreign currency translation adjustments attributable
to noncontrolling interest	28	(25)
Total comprehensive (loss) income attributable to BBX
Capital Corporation	$(408)	1,140

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 - UNAUDITED

	Shares of
	Class A				Accumulated
	Common		Additional		Other	BBX Capital	Non-
	Stock	Common	Paid-in	(Accumulated	Comprehensive	Corporation	Controlling	Total
(In thousands)	Outstanding	Stock	Capital	Deficit)	Income	Equity	Interest	Equity
Balance, December 31, 2014	15,977	$162	347,937	(38,396)	85	309,788	1,492	311,280
Net income		-	-	1,034	-	1,034	(157)	877
Other comprehensive income		-	-	-	106	106	25	131
Share based compensation expense	-	-	1,231	-	-	1,231	-	1,231
Balance, March 31, 2015	15,977	$162	349,168	(37,362)	191	312,159	1,360	313,519

Balance, December 31, 2015	16,199	$164	350,878	(16,622)	384	334,804	1,175	335,979
Net loss		-	-	(313)	-	(313)	3	(310)
Noncontrolling interest contributions		-	-	-	-	-	95	95
Other comprehensive income		-	-	-	(95)	(95)	(28)	(123)
Share based compensation expense	-	-	1,641	-	-	1,641	-	1,641
Balance, March 31, 2016	16,199	$164	352,519	(16,935)	289	336,037	1,245	337,282

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Three Months
	Ended March 31,
(In thousands)	2016	2015
Net cash used in operating activities	$(7,548)	(10,849)
Investing activities:
Proceeds from redemptions and maturities of tax certificates	146	96
Decrease (increase) in restricted cash and time deposits	1,306	(2,645)
Investments in securities	(371)	-
Net repayments of loans receivable	4,065	6,658
Proceeds from the sale of loans receivable	-	89
Additions to real estate held-for-investment	(1,558)	(7,024)
Additions to real estate held-for-sale	(169)	-
Proceeds from sales of real estate held-for-sale	830	2,866
Purchases of properties and equipment	(811)	(496)
Investment in unconsolidated real estate joint ventures	(301)	(68)
Net cash provided by (used in) investing activities	3,137	(524)
Financing activities:
Repayment of BB&T preferred interest in FAR, LLC	-	(6,216)
Proceeds from notes payable	1,206	-
Repayment of notes payable	(85)	(1,278)
Noncontrolling interest contributions	95	-
Net cash provided by (used in) financing activities	1,216	(7,494)
Decrease in cash and cash equivalents	(3,195)	(18,867)
Cash and cash equivalents at the beginning of period	69,040	58,819
Cash and cash equivalents at the end of period	$65,845	39,952

Cash paid for:
Interest on borrowings	$319	305
Income taxes payments, net	-	3
Supplementary disclosure of non-cash investing and
financing activities:
Loans receivable transferred to real estate
held-for-sale or real estate held-for-investment	826	2,156
Change in accumulated other comprehensive income	(123)	131
Transfer of real estate-held-for-investment to real estate-held-for-sale	-	1,027

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.  Presentation of Interim Financial Statements

Basis of Financial Statement Presentation – BBX Capital Corporation together with its subsidiaries is referred to herein as “BBX Capital”, “we”, “us,” or “our” and is referred to herein without its subsidiaries as “BBX Capital Corporation”. BBX Capital is a Florida-based company involved in the acquisition, development, ownership and management of and investments in real estate and real estate development projects as well as operating businesses.  Prior to the sale of BankAtlantic to BB&T Corporation (“BB&T”) on July 31, 2012, BBX Capital was a bank holding company and its principal asset was the ownership of BankAtlantic.  The principal assets of BBX Capital currently consist of its 46% equity interest in Woodbridge Holdings, LLC (“Woodbridge”), investments in real estate joint ventures, legacy loans and real estate assets transferred to BBX Capital in connection with the sale of BankAtlantic and its acquired businesses.

In April 2013, BBX Capital acquired a 46% equity interest in Woodbridge Holdings, LLC (“Woodbridge”).  Woodbridge’s principal asset is its ownership of Bluegreen Corporation and its subsidiaries (“Bluegreen”). Bluegreen manages, markets and sells the Bluegreen Vacation Club, a points-based, deeded vacation ownership plan with more than 190,000 owners.  BFC Financial Corporation (“BFC”), the controlling shareholder of BBX Capital, owns the remaining 54% of Woodbridge (see Note 2 - Investment in Woodbridge Holdings, LLC).

In October 2013, Renin Holdings, LLC (“Renin”), a joint venture owned 81% by BBX Capital and 19% by BFC, acquired substantially all of the assets and certain liabilities of Renin Corp. (“the Renin Transaction”).  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products. Renin is headquartered in Canada and has two manufacturing, assembly and distribution facilities in Canada and the United States.

In December 2013, a wholly-owned subsidiary of BBX Capital, BBX Sweet Holdings, LLC, acquired Hoffman’s Chocolates (“Hoffman’s”).  Hoffman’s had total assets of $7.2 million as of March 31, 2016 and aggregate revenues of $5.2 million for the year ended December 31, 2015.  Hoffman’s is a manufacturer of gourmet chocolates, with retail locations in South Florida.

Subsequent to January 2014, BBX Sweet Holdings acquired manufacturers in the chocolate and candy industries serving wholesalers, boutique retailers, big box chains, department stores, national resort properties, corporate customers and private label brands.  The companies acquired were Williams and Bennett, Helen Grace Chocolates (“Helen Grace”), Jer’s Chocolates (“Jer’s”), Anastasia Confections (“Anastasia”) and Kencraft Confections, LLC (“Kencraft”).  The wholesale manufacturing companies acquired had aggregate total assets of $28.5 million as of March 31, 2016 and total aggregate revenues during the year ended December 31, 2015 of $22.5 million.

BBX Capital has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. The percentage of total common equity represented by Class A and Class B common stock was 99% and 1%, respectively, at March 31, 2016.  The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 97,523 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis at any time at BFC’s discretion.

All significant inter-company balances and transactions have been eliminated in consolidation.  As used in each case in this document, the term “fair value” is an estimate of fair value as discussed herein.

In management's opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of BBX Capital's condensed consolidated statement of financial condition at March 31, 2016, the condensed consolidated statements of operations and comprehensive (loss) income for the three months ended March 31, 2016 and 2015, and the condensed consolidated statements of total equity and statements of cash flows for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of results of operations that may be expected for the subsequent interim periods during 2016 or for the year ended December 31, 2016.  The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Basic earnings per share excludes dilution and is computed by dividing net income attributable to BBX Capital by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common shares were exercised or restricted stock units of BBX Capital were to

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

vest. In calculating diluted earnings per share, net income attributable to BBX Capital is divided by the weighted average number of common shares. Options and restricted stock units are included in the weighted average number of common shares outstanding based on the treasury stock method, if dilutive.  During the three months ended March 31, 2016, options to acquire 7,016 shares of Class A common stock and 1,429,152 of restricted stock units were anti-dilutive.  During the three months ended March 31, 2015, options to acquire 15,481 shares of Class A common stock were anti-dilutive.

Recently Adopted Accounting Pronouncements

As of January 1, 2016, BBX Capital adopted Accounting Standards Update (“ASU”) Number 2015-03 –– Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs as amended by ASU 2015-15.  ASU 2015-03 requires debt issuance costs related to recognized debt liabilities to be presented in the statement of financial condition as a direct deduction from the debt liability rather than an asset. However, ASU 2015-03 also permits presentation of debt issuance costs on line-of-credit arrangements as assets.  Accordingly, as of March 31, 2016, approximately $33,000 of deferred debt issuance costs was presented as a direct deduction within Notes Payable on BBX Capital's Condensed Consolidated Statement of Financial Condition. Additionally, BBX Capital reclassified $36,000 of deferred debt issuance costs from Other Assets to Notes Payable as of December 31, 2015.  Debt issuance costs for line-of-credit arrangements of $282,000 and $306,000 were included in other assets in BBX Capital’s Condensed Consolidated Statement of Financial Condition as of March 31, 2016 and December 31, 2015, respectively.

As of January 1, 2016, BBX Capital adopted ASU 2015-02 – Amendments to the Consolidation Analysis (Topic 810):  ASU 2015-02 update changed the manner in which a reporting entity assesses one of the five characteristics that determines if an entity is a variable interest entity.  In particular, when decision-making over the entity’s most significant activities has been outsourced, the update changes how a reporting entity assesses if the equity holders at risk lack decision making rights.  The update also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights.  The adoption of this update on January 1, 2016 did not have a material impact on BBX Capital’s consolidated financial statements.

New Accounting Pronouncements:

The FASB has recently issued the following accounting pronouncements and guidance relevant to BBX Capital’s operations. (See BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2015 for accounting pronouncements issued prior to March 31, 2016 relevant to BBX Capital’s operations):

Accounting Standards Update Number 2016-09 –– Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.  This update simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements including income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016 and interim periods within the reporting period.  Early adoption is in any interim or annual period.  BBX Capital is currently evaluating the requirements of this update and has not yet determined the impact it may have on its consolidated financial statements.

Accounting Standards Update Number 2016-07 –– Investments – Equity Method and Joint Ventures (Topic 323) – Simplifying the Transition to the Equity Method of Accounting. This update eliminates retroactive adjustments for an investment that qualifies for the use of the equity method as a result of an increase in the level of ownership interest associated with an existing investment.  The amendment requires that the equity method investor add the cost of acquiring the additional interest to the current investment and adopt the equity method on the date that the investment becomes qualified for equity method accounting. The amendments in this update are effective for fiscal years beginning after December 15, 2016.  Early adoption is permitted.  BBX Capital is currently evaluating the requirements of this update and has not yet determined the impact it may have on its consolidated financial statements.

Accounting Standards Update Number 2014-09 –  Revenue Recognition (Topic 606): Revenue from Contracts with Customers. This guidance is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach.  It also requires disclosures designed to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Further, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and in April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing (Topic 606). These updates clarify implementation guidance on the related topic.  The accounting guidance updates will replace most existing revenue recognition guidance in GAAP.  The standard was to be effective for annual and interim reporting periods beginning after December 15, 2016.  ASU 2015-14 deferred the effective date of this update for all entities by one year.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

reporting periods within that reporting period.  BBX Capital is currently evaluating the requirements of these updates and has not yet determined its impact on BBX Capital’s condensed consolidated financial statements.

2.    Investment in Woodbridge Holdings, LLC

On April 2, 2013, BBX Capital invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The investment was made in connection with Woodbridge’s acquisition on April 2, 2013 of the publicly held shares of Bluegreen. BFC holds the remaining 54% of Woodbridge’s outstanding equity interests and is the majority member of Woodbridge. Since BFC is the majority owner of Woodbridge, BBX Capital’s investment in Woodbridge is accounted for under the equity method.  In connection with BBX Capital’s investment in Woodbridge, BBX Capital and BFC entered into an Amended and Restated Operating Agreement of Woodbridge, which sets forth BBX Capital’s and BFC’s respective rights as members of Woodbridge and provides, among other things, for unanimity on certain specified “major decisions” and for distributions to be made on a pro rata basis in accordance with BBX Capital’s and BFC’s percentage equity interests in Woodbridge.

The following is activity related to BBX Capital’s investment in Woodbridge, which is accounted for under the equity method (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015

Investment in Woodbridge - beginning of period	$75,545	73,026
Equity in earnings of Woodbridge	6,735	5,803
Dividends received from Woodbridge	(4,210)	-
Investment in Woodbridge - end of period	$78,070	78,829

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The Condensed Consolidated Statements of Financial Condition as of the dates indicated of Woodbridge were as follows (in thousands):

	As of
	March 31,	December 31,
	2016	2015
Assets
Cash and restricted cash	$215,194	172,758
Notes receivable, net	410,401	415,598
Notes receivable from related parties	80,000	80,000
Inventory of real estate	219,983	220,211
Properties and equipment, net	71,654	71,937
Intangible assets, net	61,920	61,977
Other assets	66,453	61,794
Total assets	$1,125,605	1,084,275
Liabilities and Equity
Accounts payable, accrued liabilities and other	$116,252	113,473
Deferred tax liabilities, net	120,048	110,202
Notes payable	524,304	503,521
Junior subordinated debentures	150,982	150,485
Total liabilities	911,586	877,681
Total Woodbridge members' equity	168,885	163,397
Noncontrolling interest	45,134	43,197
Total equity	214,019	206,594
Total liabilities and equity	$1,125,605	1,084,275

The condensed Consolidated Statements of Operations of Woodbridge were as follows (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Total revenues	$144,068	128,430
Total costs and expenses	117,811	105,489
Other income	166	1,066
Income before taxes	26,423	24,007
Provision for income taxes	9,845	8,606
Net income	16,578	15,401
Net income attributable to noncontrolling interest	(1,937)	(2,786)
Net income attributable to Woodbridge	14,641	12,615
BBX Capital 46% equity in earnings of Woodbridge	$6,735	5,803

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

3.  Investments in Unconsolidated Real Estate Joint Ventures

BBX Capital had the following investments in unconsolidated real estate joint ventures (in thousands):

	March 31,	December 31,
Investment in unconsolidated real estate joint ventures	2016	2015
Altis at Kendall Square, LLC	$722	764
Altis at Lakeline - Austin Investors LLC	5,266	5,210
New Urban/BBX Development, LLC	1,015	864
Sunrise and Bayview Partners, LLC	1,561	1,577
Hialeah Communities, LLC	4,376	4,569
PGA Design Center Holdings, LLC	1,895	1,911
CCB Miramar, LLC	875	875
Centra Falls, LLC	717	727
The Addison on Millenia Investment, LLC	5,778	5,778
BBX/S Millenia Blvd Investments, LLC	4,905	4,905
Altis at Bonterra - Hialeah, LLC	15,812	15,782
Investments in unconsolidated real estate joint ventures	$42,922	42,962

BBX Capital’s investments in unconsolidated real estate joint ventures are variable interest entities.

The amount of interest capitalized in investments in unconsolidated real estate joint ventures associated with joint venture real estate development activities for the three months ended March  31, 2016 and 2015 was $121,000 and $96,000, respectively.

The condensed Statements of Operations for the three months ended March  31, 2016 and 2015 for all the above listed equity method joint ventures in the aggregate was as follows (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Total revenues	$1,191	379
Total costs and expenses	(1,856)	(1,071)
Net loss	$(665)	(692)
Equity in net losses of unconsolidated real estate joint ventures	$(342)	(304)

See Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for information on investments in BBX Capital’s other unconsolidated real estate joint ventures.

4.  Loans Held-for-Sale

Loans held-for-sale were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Residential	$19,186	21,354

Loans held-for-sale are reported at the lower of cost or fair value measured on an aggregate basis.  As of March 31, 2016 and December 31, 2015 the lower of cost or fair value adjustment on loans held-for-sale was $1.6 million. BBX Capital transfers loans to held-for-sale when, based on the current economic environment and related market conditions, it does not have the intent to hold those loans for the foreseeable future.

As of March 31, 2016, foreclosure proceedings were in-process on $12.5 million of residential loans held for sale.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

5.  Loans Receivable

BBX Capital’s loans receivable portfolio consisted of the following components (in thousands):

	March 31,	December 31,
	2016	2015
Commercial non-real estate	$11,231	11,250
Commercial real estate	16,017	16,294
Small business	3,614	4,054
Consumer	2,264	2,368
Residential	155	69
Total loans, net of discount	33,281	34,035
Allowance for loan losses	-	-
Loans receivable -- net	$33,281	34,035

As of March 31, 2016, foreclosure proceedings were in-process on $0.3 million of consumer loans.

The total discount on loans receivable was $3.2 million and $3.3 million as of March 31, 2016 and December 31, 2015, respectively.

The recorded investment (unpaid principal balance less charge-offs and discounts) of non-accrual loans receivable was (in thousands):

	March 31,	December 31,
Loan Class	2016	2015
Commercial non-real estate	$1,231	1,250
Commercial real estate	9,543	9,639
Small business	3,614	4,054
Consumer	2,165	2,368
Residential	155	69
Total nonaccrual loans	$16,708	17,380

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

An age analysis of the past due recorded investment in loans receivable as of March  31, 2016 and December 31, 2015 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
March 31, 2016	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	329	329	10,902	11,231
Commercial real estate	-	-	3,986	3,986	12,031	16,017
Small business	-	27	-	27	3,587	3,614
Consumer	108	-	622	730	1,534	2,264
Residential	-	23	132	155	-	155
Total	$108	50	5,069	5,227	28,054	33,281

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2015	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	329	329	10,921	11,250
Commercial real estate	-	-	3,986	3,986	12,308	16,294
Small business:	-	205	-	205	3,849	4,054
Consumer	316	138	562	1,016	1,352	2,368
Residential	-	24	42	66	3	69
Total	$316	367	4,919	5,602	28,433	34,035

(1)  BBX Capital had no loans that were 90 days or more past due and still accruing interest as of March 31, 2016 and December 31, 2015.

The activity in the allowance for loan losses for the three months ended March  31, 2016 and 2015 was as follows (in thousands):

	For the Three Months
	Ended March 31,
Allowance for Loan Losses:	2016	2015
Beginning balance	$-	977
Charge-offs :	(30)	(675)
Recoveries :	1,778	3,900
Provision:	(1,748)	(3,821)
Ending balance	$-	381
Ending balance individually evaluated for impairment	$-	-
Ending balance collectively evaluated for impairment	-	381
Total	$-	381
Loans receivable:
Ending balance individually evaluated for impairment	$12,924	17,018
Ending balance collectively evaluated for impairment	20,357	9,945
Total	$33,281	26,963
Proceeds from loan sales	$-	89

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

Impaired loans as of March  31, 2016 and December 31, 2015 were as follows (in thousands):

	As of March 31, 2016			As of December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

Total with allowance recorded	$-	-	-	-	-	-
Total with no allowance recorded	16,708	29,450	-	17,380	30,212	-
Total	$16,708	29,450	-	17,380	30,212	-

Average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	For the Three Months Ended March 31,
	2016		2015
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$-	-	273	1
Total with no allowance recorded	16,797	337	17,145	228
Total	$16,797	337	17,418	229

Impaired loans without valuation allowances represent loans that were written-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of the cash flows discounted at the loans’ effective interest rate were equal to or greater than the carrying value of the loans, or loans that were collectively measured for impairment.

BBX Capital had no commitments to lend additional funds on impaired loans as of March  31, 2016.

6.  Real Estate Held-for-Investment and Real Estate Held-for-Sale

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of
	March 31, 2016	December 31, 2015
Real estate held-for-sale
Land	$25,531	25,994
Rental properties	17,146	17,162
Residential single-family	3,230	2,924
Other	258	258
Total real estate held-for-sale	$46,165	46,338

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of
	March 31, 2016	December 31, 2015
Real estate held-for-investment
Land	$31,927	30,369
Other	911	921
Total real estate held-for-investment	$32,838	31,290

The amount of interest capitalized to land held-for-investment associated with real estate development improvements for the three months ended March 31, 2015 was $186,000.  There was no interest capitalized to land held-for-investment for the three months ended March 31, 2016.

The following table presents the activity in real estate held-for-sale and held-for-investment for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended
	March 31, 2016		March 31, 2015
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period, net	$46,338	31,290	41,733	76,552
Acquired through foreclosure	826	-	2,156	-
Transfers	-	-	(1,027)	1,027
Improvements	169	1,558	-	7,024
Accumulated depreciation	-	(10)	-	(81)
Sales	(876)	-	(2,952)	-
Impairments, net	(292)	-	(147)	(225)
End of period, net	$46,165	32,838	39,763	84,297

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the real estate held-for-sale valuation allowance activity for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Beginning of period	$4,400	2,940
Transfer to held-for-investment	-	(93)
Impairments, net (1)	292	147
Sales	(122)	(577)
End of period	$4,570	2,417
(1)	Tax certificate impairments are not included.

7.   Inventories

Inventories were as follows (in thousands):

	March 31,	December 31,
	2016	2015
Raw materials	$5,383	5,822
Paper goods and packaging materials	4,935	4,504
Finished goods	7,106	6,021
Total	$17,424	16,347

Inventories consisted of $9.1 million for Renin and $8.3 million for BBX Sweet Holdings as of March  31, 2016,  and $8.4 million for Renin and $7.9 million for BBX Sweet Holdings as of December 31, 2015.  Shipping and handling fees billed to the customers were recorded as trade sales and shipping and handling fees paid by BBX Capital were recorded as selling, general, and administrative expenses.  Included in BBX Capital’s Consolidated Statements of Operations as selling, general, and administrative expenses for the three months ended March  31, 2016 and 2015 were $1.4 million and $1.4 million, respectively, of costs associated with shipping goods to customers.

8.   Related Parties

BBX Capital, BFC and Bluegreen are entities under common control. The controlling shareholder of BBX Capital and Bluegreen is BFC.  Shares of BFC’s capital stock representing a majority of the voting power are owned or controlled by Alan Levan, BBX Capital’s Chairman until December 23, 2015 and Jack Abdo, BBX Capital’s Vice Chairman. Alan Levan was also previously chairman of BFC and Bluegreen.  Mr. Abdo currently serves as Vice Chairman of BFC and Acting Chairman of Bluegreen. Alan Levan is currently a non-executive employee of Bluegreen, BBX Capital and BFC.  BBX Capital, BFC and Bluegreen share certain office premises and employee services, pursuant to the agreements described below.

Effective December 1, 2012, BBX Capital entered into an agreement with BFC pursuant to which BBX Capital provides office facilities to BFC and is reimbursed by BFC based on cost. BFC also provides risk management services to BBX Capital and BFC is reimbursed by BBX Capital based on cost.  During the three months ended March 31, 2015, BBX Capital’s employees were provided health insurance under policies maintained by Bluegreen for which Bluegreen was reimbursed at cost.  Beginning January 1, 2016, BBX Capital employees are provided health insurance through health insurance policies maintained by BBX Capital.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The table below shows the effect of these related party agreements and arrangements on BBX Capital’s Condensed Consolidated Statements of Operations for the three months ended March  31, 2016 and 2015 (in thousands):

	For the Three Months Ended
	March 31,
	2016	2015
Other revenues	$101	99
Expenses:
Employee compensation and benefits	-	(185)
Other - back-office support	(42)	(30)
Net effect of affiliate transactions
before income taxes	$59	(116)

As disclosed in Note 2, on April 2, 2013, BBX Capital invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The investment was made in connection with Woodbridge’s acquisition of the publicly held shares of Bluegreen. BFC holds the remaining 54% of Woodbridge.  BBX Capital contributed $60 million in cash and issued to Woodbridge an $11.75 million note payable in connection with BBX Capital’s acquisition of its 46% equity interest in Woodbridge.  During September 2015, in connection with the settlement of the Bluegreen shareholder litigation, the $11.75 million Woodbridge note payable was paid-in-full.  During the three month periods ended March  31,  2016 and 2015,  BBX Capital recognized $0 and $147,000, respectively, of interest expense in connection with the Woodbridge note payable.

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

The BBX reportable segment activities consisted of managing its commercial loan portfolio, real estate properties, and portfolio of charged off loans as well as its investment in Woodbridge and investments in real estate joint ventures.  The activities of managing the commercial loan portfolios included renewing, modifying, collecting, increasing, extending, refinancing and making protective advances on these loans, as well as managing and liquidating real estate properties acquired through foreclosure.

The Renin reportable segment consists of the activities of Renin. Total revenues for the Renin reportable segment include $5.0 million and $6.5 million of trade sales to two major customers and their affiliates for the three months ended March 31, 2016 and 2015, respectively.  Renin’s revenues generated outside of the United States totaled $5.0 million and $7.6 million for the three months ended March 31, 2016 and 2015, respectively.  Renin’s properties and equipment located outside the United States totaled $1.2 million and $1.4 million as of March 31, 2016 and December 31, 2015, respectively.

The Sweet Holdings reportable segment consists of the activities of acquired operating businesses in the candy and confection industry.  The Sweet Holdings reportable segment consists of the activities of the acquired operating businesses of Hoffman’s, Williams & Bennett, Jer’s, Helen Grace,  Anastasia and Kencraft for the three months ended March  31, 2016 and the activities of Hoffman’s, Williams & Bennett, Jer’s, Helen Grace and Anastasia for the three months ended March 31, 2015.  Kencraft was acquired on April 1, 2015.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

BBX Capital evaluates segment performance based on segment net income after tax. The tables below provide segment information for the three months ended March  31, 2016 and 2015 (in thousands):

				Adjusting
				and
			Sweet	Elimination		Segment
For the Three Months Ended:	BBX	Renin	Holdings	Entries		Total
March 31, 2016:
Revenues	$2,863	13,775	7,190	(156)		23,672
Recoveries from loan losses, net	1,748	-	-	-		1,748
Asset recoveries	37	-	-	-		37
Other costs and expenses	(9,644)	(13,896)	(9,107)	277		(32,370)
Total costs and expenses	(7,859)	(13,896)	(9,107)	277	(1)	(30,585)
Equity in earnings of unconsolidated companies	6,393	-	-	-		6,393
Foreign exchange gain	-	210	-	-		210
Segment income (loss) before income taxes	1,397	89	(1,917)	121		(310)
Provision for income tax	-	-	-	-		-
Net income (loss)	$1,397	89	(1,917)	121		(310)
Total assets	$644,581	25,337	35,037	(312,819)		392,136
Equity method investments
included in total assets	$120,992	-	-	-		120,992
Expenditures for segment assets	$352	32	427	-		811
Depreciation and amortization	$214	153	490	-		857

(1)

Includes a reconciling item of $121,000 associated with capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment for the three months ended March 31, 2016 .

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

				Adjusting
				and
			Sweet	Elimination		Segment
For the Three Months Ended:	BBX	Renin	Holdings	Entries		Total
March 31, 2015:
Revenues	$2,312	13,524	6,011	(138)		21,709
Recoveries from loan losses, net	3,821	-	-	-		3,821
Asset recoveries, net	1,063	-	-	-		1,063
Other costs and expenses	(10,491)	(13,882)	(6,548)	178		(30,743)
Total costs and expenses	(5,607)	(13,882)	(6,548)	178	(1)	(25,859)
Equity in earnings of unconsolidated companies	5,499	-	-	-		5,499
Foreign exchange loss	-	(469)	-	-		(469)
Segment income (loss) before income taxes	2,204	(827)	(537)	40		880
Provision for income tax	3	-	-	-		3
Net income (loss)	$2,201	(827)	(537)	40		877
Total assets	$646,673	22,915	31,833	(315,922)		385,499
Equity method investments
included in total assets	$94,636	-	-	-		94,636
Expenditures for segment assets	$188	-	308	-		496
Depreciation and amortization	$215	149	419	-		783

(1)

Includes a reconciling item of $40,000 associated with capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment for the three months ended March 31, 2015.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

10.  Fair Value Measurement

There were no assets or liabilities measured at fair value on a recurring basis in BBX Capital’s financial statements as of March 31, 2016 and December 31, 2015.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2016 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Three
	March 31,	Assets	Inputs	Inputs	Months Ended
Description	2016	(Level 1)	(Level 2)	(Level 3)	March 31, 2016
Loans measured for
impairment using the fair value
of the underlying collateral	$57	-	-	57	18

Impaired real estate held-for-sale	9,080	-	-	9,080	293
Impaired loans held-for-sale	7,509	-	-	7,509	93
Total	$16,646	-	-	16,646	404

(1)	Total impairments represent the amount of losses recognized during the three months ended March 31, 2016 on assets that were held and measured at fair value as of March 31, 2016.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of March 31, 2016	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value		Fair Value of	Discount Rates and Appraised
of the underlying collateral	$57	Collateral	Value less Cost to Sell	$0.6 million

Impaired real estate		Fair Value of
held-for-sale	9,080	Property	Asset Purchase Agreements	$0.2 - $8.8 million ($4.5 million)

		Fair Value of	Discount Rates and Appraised
Impaired loans held-for-sale	7,509	Collateral	Value less Cost to Sell	$0.1 - $1.1 million ($0.5 million)
Total	$16,646

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate amounts by the number of loans or real estate properties.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents major categories of assets measured at fair value on a non-recurring basis as of March 31, 2015 (in thousands):

		Fair Value Measurements Using
		Quoted prices in	Significant		Total
		Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Three
	March 31,	Assets	Inputs	Inputs	Months Ended
Description	2015	(Level 1)	(Level 2)	(Level 3)	March 31, 2015
Loans measured for
impairment using the fair value
of the underlying collateral	$110	-	-	110	117
Impaired real estate held-for-sale
and held-for-investment	1,631	-	-	1,631	372
Total	$1,741	-	-	1,741	489

(1) Total impairments represent the amount of losses recognized during the three months ended March  31, 2015 on assets that were held and measured at fair value as of March 31, 2015.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of March 31, 2015	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value		Fair Value of	Discount Rates and Appraised
of the underlying collateral	$110	Collateral	Value less Cost to Sell	$0.3 million
Impaired real estate held-for-sale		Fair Value of	Discount Rates and Appraised
and held-for-investment	1,631	Property	Value less Cost to Sell	$0.2 - $1.0 million ($0.6 million)
Total	$1,741

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

There were no material liabilities measured at fair value on a non-recurring basis in BBX Capital’s financial statements.

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

The following table presents the fair value of the BBX Capital’s consolidated financial instruments as of March 31, 2016:

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	March 31,	March 31,	Assets	Inputs	Inputs
Description	2016	2016	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$65,845	65,845	65,845	-	-
Loans receivable including loans held-for-sale, net	52,467	61,624	-	-	61,624
Restricted cash and time deposits at financial institutions	1,345	1,345	1,345	-	-
Financial liabilities:
Notes payable	22,128	22,390	-	-	22,390
Principal and interest advances on residential loans	10,172	9,648	-	-	9,648

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the fair value of BBX Capital’s financial instruments as of December 31, 2015:

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	December 31,	December 31,	Assets	Inputs	Inputs
Description	2015	2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$69,040	69,040	69,040	-	-
Loans receivable including loans held-for-sale, net	55,389	63,668	-	-	63,668
Restricted cash and time deposits at financial institutions	2,651	2,651	2,651	-	-
Financial liabilities:
Notes payable	21,385	21,514	-	-	21,514
Principal and interest advances on residential loans	10,356	9,630	-	-	9,630

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

Fair values are estimated for loan portfolios with similar financial characteristics. Loans are segregated by category, and each loan category is further segmented by delinquency categories.

The fair value of loans is calculated by using an income approach with Level 3 inputs.  The fair value of loans is estimated by discounting forecasted cash flows using estimated market discount rates that reflect the interest rate and credit risk inherent in the loan portfolio. Management assigns a credit risk premium and an illiquidity adjustment to these loans based on delinquency status.  The fair value of collateral dependent loans is estimated using an income approach with Level 3 inputs utilizing the fair value of the collateral adjusted for operating and selling expenses and discounted over the estimated holding period based on the market risk inherent in the property.

The fair value of notes payables and principal and interest advances on residential loans were measured using the income approach with Level 3 inputs obtained by discounting the forecasted cash flows based on estimated market rates.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

11.  Commitments and Contingencies

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

During the year ended December 31, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by a wholly-owned subsidiary of BBX Capital refinanced its land acquisition loan with a financial institution.  BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of March  31, 2016.

In July 2014, BBX Capital entered into the Hialeah Communities joint venture with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah, Florida. BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In March 2015, the joint venture refinanced the $8.3 million mortgage loan as part of a $31.0 million acquisition and development loan.  BBX Capital is a guarantor of 26.3% of the joint venture’s $31.0 million acquisition and development loan.

BBX Capital is a guarantor on the $5.3 million Anastasia note payable.  The Anastasia note payable is also secured by the common stock of Anastasia.

On August 7, 2015, BBX Sweet Holdings entered into a Loan and Security Agreement and related agreements, with Iberiabank, which provides for borrowings by BBX Sweet Holdings of up to $5.0 million on a revolving basis.  The outstanding balance of the Iberiabank notes payable was $5.0 million as of March 31, 2016.  The facility is secured by the assets of BBX Sweet Holdings and its subsidiaries and is guaranteed by BBX Capital.

The outstanding balance of the Hoffman’s Centennial Bank notes payable was $1.6 million.  BBX Sweet Holdings and BBX Capital are guarantors of this note, which is secured by $2.1 million of properties and equipment.

In connection with the Kencraft acquisition, BBX Sweet Holdings issued a $400,000 note payable to the seller.  BBX Capital is the guarantor on this note payable.

BBX Capital and its consolidated subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities. Although the BBX Capital believes it has meritorious defenses in all current legal actions, the outcome of litigation and the ultimate resolution are uncertain and inherently difficult to predict.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.  There were no reserves accrued as of March 31, 2016.

In certain matters, BBX Capital is unable to estimate the loss or reasonable range of loss until additional developments in the case provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters the claims are broad and the plaintiffs have not quantified or factually supported the claim.

BBX Capital believes that liabilities arising from litigation discussed below, in excess of the amounts currently accrued, if any, are not expected to have a material impact on the BBX Capital’s financial statements. However, due to the significant uncertainties involved in these legal matters, BBX Capital may incur losses in excess of accrued amounts and an adverse outcome in these matters could be material to the BBX Capital’s consolidated financial statements.

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

The SEC sought a final judgment: (i) permanently barring Alan B. Levan from serving as an officer or director of any SEC reporting company; (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Alan B. Levan; and (iii) permanently restraining BBX Capital and Alan B. Levan from violating securities laws.  On September 24, 2015, the court entered a final judgment denying the SEC’s request for a permanent bar from Mr. Levan serving as an officer or director of any public company, but instead ordered Mr. Levan barred from serving as an officer or director of any public company for a period of two years commencing on December 23, 2015.  The court also imposed monetary penalties against the BBX Capital in the amount of $4,550,000 and monetary penalties against Mr. Levan in the amount of $1,300,000.  BBX Capital and Mr. Levan are appealing the final judgment to the Eleventh Circuit Court of Appeals.  As a result of the court's decision, on December 23, 2015 Mr. Levan resigned as Chairman and Chief Executive Officer of BBX Capital, as Chairman, Chief Executive Officer and President of BFC, and as a director of BBX Capital and BFC.

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

New Jersey Tax Sales Certificates Antitrust Litigation

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly owned subsidiary of CAM, among others as defendants.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs alleged that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction. BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  Plaintiffs filed a Consolidated Amended Complaint on January 6, 2014.  While BBX Capital believed the claims to be without merit, BBX Capital reached an agreement to settle the action, subject to court approval. The settlement has been preliminarily approved by the court and the fairness hearing was held on April 25, 2016, during which the Court reserved decision on final approval.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

12.  Subsequent Events

In December 2015, BBX Capital closed on the sale of an approximately 36-acre parcel of land to Lennar Corporation (“Lennar”) for total consideration of approximately $26 million. The parcel is located within BBX Capital’s master-planned community of Bonterra in Hialeah, Florida and had a carrying value of approximately $16 million. Approximately $16 million of the consideration for the parcel was paid to BBX Capital in cash at closing, with the balance evidenced by a $10 million promissory note made by Lennar in favor of BBX Capital.  Lennar repaid the promissory note on April 13, 2016.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BBX Capital and its subsidiaries for the three months ended March 31, 2016.

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

These risks and uncertainties include, but are not limited to:

•

the impact of economic, competitive and other factors affecting BBX Capital and its assets, including the impact of decreases in real estate values on BBX Capital’s business, the value of BBX Capital’s assets, the ability of BBX Capital’s borrowers to service their obligations and the value of collateral securing BBX Capital’s loans;

•	the risk of loan losses and the risks of additional charge-offs, impairments and required increases in BBX Capital’s allowance for loan losses and trade receivables;
•

the adverse impact of and expenses associated with litigation including the risk that BBX Capital’s insurance carrier seeks to obtain reimbursement of the amounts it previously advanced to BBX Capital in connection with the action brought by the SEC against BBX Capital and Alan B. Levan, BBX Capital’s former Chairman and Chief Executive Officer,  that the decision, verdict or remedy ordered by the court in such action will not be reversed on appeal, and the impact that the loss of service of Mr. Alan Levan as Chairman and Chief Executive Officer may have on BBX Capital;

•	adverse conditions in the stock market, the public debt market and other financial and credit markets and the impact of such conditions on BBX Capital’s activities;
•

the risk that the assets retained by BBX Capital as part of the sale of BankAtlantic to BB&T may not be monetized at the values currently ascribed to them and the risks associated with the impact of periodic valuation of BBX Capital’s assets for impairment.

In addition, this document contains forward looking statements relating to BBX Capital’s ability to successfully implement its currently anticipated business plans, which may not be realized as anticipated, if at all, and BBX Capital’s current and anticipated investments in operating businesses may not achieve the returns anticipated or may not be profitable, including the risks associated with:

•	BBX Capital’s investment in Bluegreen (through Woodbridge),
•	BBX Sweet Holdings’ acquisition of Hoffman’s, Williams & Bennett, Jer’s Chocolates, Helen Grace Chocolates, Anastasia Confections and Kencraft, and
•	BBX Capital’s investment with BFC in Renin.

This document also contains forward looking statements relating to BBX Capital’s investments in real estate developments, either directly or through joint ventures.  These risks include:

•	exposure to downturns in the real estate and housing markets;
•	exposure to risks associated with real estate development activities;
•	risks associated with obtaining necessary zoning and entitlements;
•	risks that BBX Capital’s joint venture partners may not fulfill their obligations, and
•	risks that the projects will not be developed as anticipated or be profitable.

BBX Capital’s investment in Woodbridge, which owns Bluegreen Corporation, exposes BBX Capital to:

•	risks relating to Bluegreen’s business and Bluegreen’s ability to pay dividends to Woodbridge and in turn Woodbridge’s ability to pay dividends to BBX Capital, and
•

risks inherent in the vacation ownership industry, including risks associated with regulatory compliance and customer complaints and other risks which are identified in BFC’s Annual Report on Form 10-K filed on March 15, 2016 with the SEC and available on the SEC’s website at www.sec.gov.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

BBX Sweet Holdings acquisitions and BBX Capital’s acquisition of the assets of Renin Corp exposes BBX Capital to the risks of their respective businesses, which include:

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

Past performance and perceived trends may not be indicative of future results.  In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in BBX Capital’s Annual Report on Form 10-K, for the year ended December 31, 2015.  BBX Capital cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of BBX Capital’s financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the Consolidated Statements of Operations for the periods presented. Actual results could differ significantly from those estimates. Significant estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, including the valuation of collateral dependent loans, the valuation of loans held-for-sale, the impairment of long-lived assets including amortizable intangible assets, real estate held-for-sale and held-for-investment, the determination of lower of cost or market for inventories, the valuation of assets acquired and liabilities assumed in the acquisition of a business, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions and accounting for contingencies. The three accounting policies that BBX Capital has identified as critical accounting policies are allowance for loan losses, inventory reserves and impairment of long-lived assets. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2015.

BBX Capital’s Business Strategy

Since the sale of BankAtlantic in July 2012, BBX Capital has been repositioning its business, monetizing its legacy portfolios of loans and real estate, and pursuing its goal of transitioning into a growth business by focusing on real estate opportunities and acquiring operating businesses.

The majority of BBX Capital’s assets do not generate income on a regular or predictable basis. Recognizing the nature of BBX Capital’s assets, BBX Capital’s goal is to build long-term value as opposed to focusing on quarterly or annual earnings.  While capital markets generally encourage short term results, BBX Capital’s objective continues to be long term growth as measured by increases in book value per share over time. Further, BBX Capital does not expect to generate significant revenue from the legacy BankAtlantic assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. BBX Capital is currently utilizing the cash flow from the monetization of its assets and dividends from Woodbridge to pay operating expenses and to invest in income producing real estate, real estate developments, real estate joint ventures and operating businesses. While there is no assurance it will be successful, BBX Capital is seeking to manage its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or through a joint venture).  BBX Capital may also consider transactions involving its investments in operating businesses, including Renin and BBX Sweet Holdings, and BBX Capital may in connection with BBX Capital’s investment with BFC in Woodbridge pursue transactions involving Bluegreen, either directly or indirectly through a transaction involving Woodbridge, to monetize all or a portion of BBX Capital’s investment in Woodbridge.  Such transactions may include pursuing a future sale or spin-off of a company or other transactions involving public or private issuances of a company’s debt or equity securities which might result in the ownership of less than 100% of an entity.  BBX Capital is also engaged in land entitlement activities and land development projects on certain properties that BBX Capital acquired through foreclosure. These projects have included or may include in the future selling or leasing the improved properties to third parties or entering into joint ventures with developers for the development of residential and commercial real estate projects involving the contribution of properties by BBX Capital as well as potential

BBX CAPITAL CORPORATION AND SUBSIDIARIES

cash investments in projects.  BBX Capital has also pursued potential investments in joint venture real estate projects that include real estate held by a joint venture partner or property acquired from unrelated parties.  As a result of the substantial decline in real estate values during the recession, the majority of BBX Capital’s non-performing commercial real estate loans and foreclosed real estate were written down in prior periods to the then prevailing estimated fair values of the collateral less costs to sell.  BBX Capital has seen significant improvements generally in real estate markets and believes that the prior estimated fair values of the underlying collateral securing certain of BBX Capital’s commercial real estate loans and BBX Capital’s real estate carrying values may be below current market values.  Additionally, the recovery in the real estate market has favorably affected the financial condition of BBX Capital’s borrowers and BBX Capital is aggressively pursuing its borrowers and/or guarantors in order to maximize recoveries through cash settlements, loan workout arrangements or participation interests in the development or performance of the collateral.  If BBX Capital is successful in its efforts, BBX Capital expects to recognize gains to the extent that the amounts it collects exceed the carrying value of its commercial loans and foreclosed real estate and expect that these gains will be reflected in an increase in BBX Capital’s shareholders’ equity in the long term.  Due to the nature of these activities however, BBX Capital does not expect to generate revenues or earnings on a predictable or consistent basis.  Accordingly, BBX Capital expects the results of its operations to vary significantly on a quarterly basis and BBX Capital may experience losses in future periods.

Consolidated Results of Operations

BBX Capital conducts its operations through three reportable segments, BBX, Renin and Sweet Holdings.

BBX Reportable Segment - The BBX reportable segment consists of the activities associated with managing the commercial loan portfolio, real estate properties and portfolio of charged off loans retained as part of the sale of BankAtlantic to BB&T and managing BBX Capital’s investment in Woodbridge and investments in real estate joint ventures.

Renin Reportable Segment – The Renin reportable segment consists of the activities of Renin Holdings, LLC and its subsidiaries (“Renin”).  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America. Renin is headquartered in Brampton, Ontario and has two manufacturing, assembly and distribution facilities located in Brampton, Ontario and Tupelo, Mississippi.  BBX Capital owns 81% of Renin and BFC owns the remaining 19%.

Sweet Holdings Reportable Segment - The Sweet Holdings reportable segment consists of the activities of acquired operating businesses in the candy and confection industry including the activities of Hoffman’s, Jer’s, Williams & Bennett, Helen Grace, Anastasia and Kencraft for the three months ended March 31, 2016 and the activities of Hoffman’s, Williams & Bennett, Jer’s, Helen Grace and Anastasia, for the three months ended March 31, 2015.

Income (loss) before provision for income taxes for each of BBX Capital’s reportable segments was as follows (in thousands):

	For the Three Months
	Ended March 31,
	2016	2015	Change
BBX	$1,397	2,204	(807)
Renin	89	(827)	916
Sweet Holdings	(1,917)	(537)	(1,380)
Adjusting and Reconciling items (1)	121	40	81
(Loss) income before provision
for income taxes	(310)	880	(1,190)
Provision for income taxes	-	3	(3)
Net (loss) income	$(310)	877	(1,187)

(1)  Represents capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Summary Results of Operations – BBX Reportable Segment

The decrease in BBX reportable segment’s income before provision for income taxes during the three months ended March 31, 2016 compared to the same 2015 period resulted primarily from $2.1 million and $1.0 million of lower recoveries from loan losses and asset recoveries, respectively.   The above reductions in BBX reportable segment’s income were partially offset by $932,000 of increased equity in earnings of Woodbridge, higher total revenues of $551,000 and $595,000 of lower selling, general and administrative expenses.

The lower recoveries from loan losses for the three months ended March 31, 2016 compared to the same 2015 period reflect a decline in recoveries from the charged-off loan portfolio.

The decline in asset recoveries for the three months ended March 31, 2016 compared to the same 2015 period resulted primarily from lower recoveries on foreclosed assets.

The increase in equity in earnings of Woodbridge for the three months ended March 31, 2016 compared to the same 2015 period reflects higher net income at Bluegreen.

The increased total revenues reflects a $252,000 increase in interest income resulting primarily from higher payoffs of non-accruing loans and loan discount amortization as well as $159,000 of increased revenues from a public storage operating facility that was acquired through foreclosure in April 2013.

The reduction in selling, general and administrative expenses for the three months ended March 31, 2016 compared to the same 2015 quarter resulted primarily from $1.7 million of lower professional fees partially offset by $880,000 of increased compensation expenses.  The decline in professional fees reflects higher fees associated with the SEC civil action during the 2015 quarter as well as lower accounting and consulting fees.  The increase in compensation costs resulted mainly from share-based compensation, new hires and annual salary increases and bonuses.

Summary Results of Operations – Renin Reportable Segment

The $916,000 improvement in Renin’s income before income taxes for the three months ended March 31, 2016 compared to the same 2015 period resulted primarily from gains in foreign currency exchange, increased trade sales and an improvement in the gross margin percentage.

During the three months ended March 31, 2016, Renin recognized a $210,000 foreign exchange gain compared to a foreign exchange loss of $469,000 during the three months ended March 31, 2015.  These foreign exchange gains and losses resulted from valuation changes in the Canadian dollar compared to the U.S. dollar.

Renin’s trade sales for the three months ended March 31, 2016 were $13.8 million compared to $13.5 million for the comparable 2015 quarter.  The increase in trade sales was mainly due to the higher sales of hardware products partially offset by the discontinuation of the wall décor product with a major customer. The improvement in the gross margin percentage resulted primarily from increased sales of higher margin hardware products compared to lower margin wall décor products.

Summary Results of Operations – Sweet Holdings Reportable Segment

Revenues of the Sweet Holdings reportable segment are highly seasonal with approximately 40% of total revenues expected to be recognized in the fourth quarter. It is anticipated that the financial results of the Sweet Holdings reportable segment will vary significantly on a quarterly basis.  Further, as indicated below, expenses are being incurred at the Sweet Holdings reportable segment in connection with the opening of additional retail stores and the consolidation of the operations of acquired businesses. It is anticipated that the segment will continue to experience losses as it continues to consolidate operations and expand its retail footprint.

The increase in the Sweet Holdings segment’s loss before benefit for income taxes of $1.4 million for the three months ended March 31, 2016 compared to the same 2015 period resulted primarily from on-going costs to integrate companies acquired during the years ended December 31, 2014 and 2015 and higher compensation expense related to the hiring of industry professionals and employee severance.  Also contributing to higher selling, general and administrative expenses were costs associated with Hoffman’s retail store expansion.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

BBX Reportable Segment

The BBX Capital reportable segment had investments in the following real estate joint ventures as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
Investment in unconsolidated real estate joint ventures	2016	2015
Altis at Kendall Square, LLC	$722	764
Altis at Lakeline - Austin Investors LLC	5,266	5,210
New Urban/BBX Development, LLC	1,015	864
Sunrise and Bayview Partners, LLC	1,561	1,577
Hialeah Communities, LLC	4,376	4,569
PGA Design Center Holdings, LLC	1,895	1,911
CCB Miramar, LLC	875	875
Centra Falls, LLC	717	727
The Addison on Millenia Investment, LLC	5,778	5,778
BBX/S Millenia Blvd Investments, LLC	4,905	4,905
Altis at Bonterra - Hialeah, LLC	15,812	15,782
Investments in unconsolidated real estate joint ventures	$42,922	42,962

Kendall Commons (Altis at Kendall Square, LLC)

In March 2013, BBX Capital sold land to Altman Development (“Altman”), a third party real estate developer.  Altman is developing a multifamily rental community comprised of 12 three-story apartment buildings, one mixed-use building and one clubhouse totaling 321 apartment units.  BBX Capital has invested $1.3 million of cash in the project as one of a number of investors. After all members (including BBX Capital) receive a preferred return of 10% and all contributed capital is returned, BBX Capital is entitled to receive 13% of venture distributions until a 15% internal rate of return has been attained. Thereafter, BBX Capital will be entitled to receive 9.75% of any venture distributions. Altman has completed construction of the facilities and leases were executed on 93% of the apartments as of March 31, 2016.

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

New Urban/BBX Development, LLC (“Village at Victoria Park”)

Village at Victoria Park consists of approximately 2 acres of vacant land previously owned by BBX Capital that is located near downtown Fort Lauderdale, Florida. In December 2013, BBX Capital invested in a joint venture with New Urban Communities to develop the project as 30 single-family homes.  The project is a 50% - 50% joint venture with New Urban Communities serving as the developer and manager of the joint venture.  The project commenced construction and sales during the third quarter of 2014.   Closings of single-family homes commenced in April 2016.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Hialeah Communities, LLC (Bonterra – CC Homes)

During the third quarter of 2014, BBX Capital invested in a joint venture with CC Homes, a Codina-Carr Company, to develop homes in a portion of Bonterra Communities (formerly called the Hialeah Communities) in Hialeah, Florida.  As the developer and manager of the joint venture, CC Homes currently plans to build approximately 394 single-family homes.    BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In exchange, BBX Capital received its joint venture interest and $2.2 million of cash.  Anticipated project profits resulting from the joint venture after receipt of aggregate capital contributions and the preferred return will be distributed to CC Homes and BBX Capital on a 55% and 45% basis, respectively.  Any necessary additional capital for the joint venture is required to be contributed by CC Homes and BBX Capital on a 43% and 57% basis, respectively. BBX Capital is a guarantor of 26.3% of the joint venture’s $31.0 million acquisition and development loan.  The project commenced land development activities in October 2015.

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

The Addison on Millenia Investment, LLC

In December 2015, BBX Capital invested as one of a number of investors in a joint venture to develop 11.8 acres in the Gardens at Millenia site located in Orlando, Florida into nine retail apartment buildings containing approximately 292 units.  The joint venture intends to hold the property and operate the apartment project as an income producing business.   BBX Capital transferred property with an agreed upon value of $5.8 million and $0.3 million of cash for its initial joint venture contribution. BBX Capital is entitled to receive 48% of the joint venture distributions until it receives its aggregate capital contributions plus a 10% per annum return on capital.  Any distributions thereafter are shared based on its earnings with the managing member receiving an increasing percentage of distributions based on the joint venture’s internal rate of return.  The project commenced construction during the first quarter of 2016.

BBX/S Millenia Blvd Investments, LLC

In October 2015, BBX Capital and an unaffiliated developer invested in a joint venture to develop a retail center on the Gardens of Millenia site in Orlando, Florida.  The joint venture intends to obtain all necessary approvals, secure financing, construct all improvements, lease the premises and sell the property. BBX Capital transferred property with an agreed upon value of $7.0 million to the joint venture and received $0.7 million in cash and a 90% interest in the joint venture. BBX Capital is entitled to receive 90% of joint venture distributions until it receives its aggregate capital

BBX CAPITAL CORPORATION AND SUBSIDIARIES

contributions plus an 8% per annum return on capital.  Any distributions thereafter will be shared 54% to BBX Capital and 46% to the developer. The project commenced construction during the first quarter of 2016.

Altis at Bonterra – Hialeah, LLC

In December 2015, BBX Capital invested in a joint venture with Altman to develop approximately 314 apartment homes in a portion of Bonterra communities in Hialeah, Florida. BBX Capital transferred approximately 14 acres of land at an agreed upon value of approximately $9.4 million and cash of $7.5 million to the joint venture.  BBX Capital is entitled to receive 95% of the joint venture distributions until it receives its aggregate capital contributions plus a 9% per annum return on capital.  Any distributions thereafter will be shared 85% by BBX Capital and 15% by Altman.  The project commenced construction during the first quarter of 2016.

PGA Station

BBX Capital owns land located in the newly named PGA Station, in the city of Palm Beach Gardens, Florida, with carrying values aggregating $8.5 million as of March 31, 2016.  The property held by the PGA Design Center Holdings joint venture described above is adjacent to PGA Station.  BBX Capital believes this property presents a variety of development opportunities, some of which are currently in the planning stages and remain subject to receipt of government approvals.   BBX Capital is currently seeking governmental approvals for a 111 room limited-service suite hotel and approximately 190,000 square feet of office buildings on vacant tracts of land.

BBX Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of BBX reportable segment for the three months ended March 31, 2016 and 2015 (in thousands):

	For the Three Months
	Ended March 31,
	2016	2015	Change
Interest income	$1,117	865	252
Net (losses) gains on sales of assets	(45)	2	(47)
Income from real estate operations	1,064	926	138
Other revenues	727	519	208
Total revenues	2,863	2,312	551
Real estate operating expenses	928	1,180	(252)
Recoveries from loan losses, net	(1,748)	(3,821)	2,073
Asset recoveries, net	(37)	(1,063)	1,026
Selling, general and administrative expenses	8,716	9,311	(595)
Total costs and expenses	7,859	5,607	2,252
Equity in earnings of Woodbridge Holdings, LLC	6,735	5,803	932
Equity in net losses of unconsolidated joint ventures	(342)	(304)	(38)
Income before income taxes	1,397	2,204	(807)
Provision for income taxes	-	3	(3)
BBX segment income	$1,397	2,201	(804)

Total Revenues

The increase in interest income during the three months ended March 31, 2016 compared to the same 2015 period resulted primarily from higher payoffs of non-accruing loans and loan discount amortization. Included in interest income for the three months ended March 31, 2016 was $50,000 of interest income recognized on advances to Sweet Holdings compared to $44,000 for the same 2015 period.  The interest income from Sweet Holdings was eliminated in consolidation.

The (losses) gains on the sales of assets during the three months ended March 31, 2016 and 2015 resulted primarily from the sale of residential properties.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Income from real estate operations consisted of rental income from foreclosed properties.  The higher rental income reflects increased occupancy rates for two student housing facilities during the three months ended March 31, 2016 compared to the same 2015 period.

Other revenues during the three months ended March 31, 2016 consisted mainly of $414,000 of income from a public storage operating facility that was acquired through foreclosure in April 2013, $101,000 of office facilities revenues from BFC for use of its office space and $106,000 of management fees recognized from Sweet Holdings. The Sweet Holdings management fees were eliminated in consolidation.

Other revenues during the three months ended March 31, 2015 consisted mainly of $256,000 of income associated with a public storage operating facility, $98,000 of office facilities revenues from BFC and $91,000 of  management fees from Sweet Holdings.

Total Costs and Expenses

Real estate operating expenses for the three months ended March 31, 2016 and 2015 represent real estate holding costs, including repairs, taxes and insurance, associated with real estate acquired through foreclosure.  The decline in real estate operating expenses for the three months ended March 31, 2016 compared to the same 2015 period resulted primarily from lower repair costs.

Recoveries from Loan Losses

Recoveries from loan losses during the three months ended March 31, 2016 resulted primarily from guarantor settlements on charged off commercial loans and recoveries from the charged off loan portfolio. Recoveries from commercial loan settlements and the charged off loan portfolio for the three months ended March 31, 2016 were $983,000 and $559,000, respectively.

 Recoveries for loan losses during the three months ended March 31, 2015 resulted primarily from $3.0 million of recoveries from the charged off loan portfolio and $581,000 of recoveries from charged off commercial real estate loans.

Asset Recoveries

Asset recoveries during the three months ended March 31, 2016 resulted primarily from $221,000 of net recoveries from residential loans and $109,000 of tax certificate recoveries.  The residential loan recoveries were associated with short sales and foreclosures.  The foreclosure recoveries reflect that the fair value of the properties less costs to sell was higher than the recorded investment of the foreclosed loans as real estate values appreciated subsequent to the charging down of the loans.  The above recoveries were partially offset by $293,000 of impairments on two properties. The impairment on the two properties reflects updated valuations based on executed sales contracts.

Asset impairments during the three months ended March 31, 2015 resulted primarily from $1.0 million of recoveries upon foreclosure and $0.4 million of a net reduction in loans held for sale valuation allowances partially offset by $0.3 million of real estate impairments due to updated valuations and reductions of listing prices.

Selling, General and Administrative Expenses

The $595,000 decrease in selling, general and administrative expenses for the three months ended March 31, 2016 compared to the same 2015 period resulted primarily from a $1.7 million reduction in professional fees partially offset by $880,000 of higher compensation costs. The decrease in professional fees relate to lower accounting and consulting fees as well as a decrease in legal fees associated with the SEC civil action. The decline in accounting fees reflects lower audit costs. The decrease in consulting fee reflects costs incurred during the three months ended March 31, 2015 in connection with BFC’s tender offer for the purchase of BBX Capital Class A Common Stock. The increased compensation costs was primarily the result of higher share based compensation associated with the issuance of restricted stock units in September 2015 and higher salaries and bonuses. The higher salaries were due mainly to new hires.

Equity in Earnings of Woodbridge

BBX recognized equity in earnings of Woodbridge during the three months ended March 31, 2016 of $6.7 million, compared to $5.8 million during the comparable 2015 period.  Woodbridge’s earnings consisted primarily of the operations of Bluegreen.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Bluegreen’s net income was $17.6 million for the three months ended March 31, 2016 compared to $16.0 million during the comparable 2015 period. The higher Bluegreen 2016 net income resulted primarily from increased sales of vacation ownership interests (“VOIs”) sold on behalf of third parties on a commission basis and higher commissions earned on these commission based sales during the 2015 period. The increase in VOIs commission based sales resulted primarily from an increase in the number of tours.  Bluegreen’s management believes that the increase in tours mainly resulted from efforts to expand marketing initiatives to new sales prospects as well as expanded marketing programs targeting existing owners.  The increase in sales was partially offset by higher selling and marketing expenses associated with these marketing initiatives.  Sales to existing owners generally involve lower marketing expenses than sales to new prospects.  Bluegreen expects to continue to increase its focus on sales to new prospects as well as the new program for owner sales and, as a result, sales and marketing expenses may continue to increase.

Equity in Net Losses of Unconsolidated Real Estate Joint Ventures

BBX recognized equity in net losses of unconsolidated joint ventures of $342,000 and $304,000 during the three months ended March 31, 2016 and 2015, respectively.  The unconsolidated real estate joint ventures are generally real estate joint ventures that develop properties for residential and commercial use.  The joint ventures are currently in the entitlement and construction phases and the losses during the three months ended March 31, 2016 and 2015 mainly represent marketing and management fees.

Renin Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Renin reportable segment for the three months ended March  31, 2016 and 2015 (in thousands):

		For the Three Months
		Ended March 31,
		2016	2015	Change
Trade sales		$13,775	13,524	251
Cost of goods sold		(10,163)	(10,171)	8
Gross margin		3,612	3,353	259
Interest expense		64	73	(9)
Selling, general and administrative expenses		3,669	3,638	31
(Gain) loss on foreign currency exchange		(210)	469	(679)
Total costs and expenses		3,523	4,180	(657)
Income (loss) before income taxes		89	(827)	916
Provision for income taxes		-	-	-
Net income (loss)		$89	(827)	916
Gross margin percentage	%	26.22	24.79	1.43
SG&A as a percent of trade sales	%	26.64	26.90	(0.27)

Trade sales increased and the gross margin percentage improved for the three months ended March 31, 2016 compared to the same 2015 period due mainly to higher sales of hardware products. The increase in trade sales was partially offset by the discontinuation of the wall décor product with a major customer. The improvement in the gross margin percentage resulted primarily from increased sales of higher margin hardware products compared to lower margin wall décor products.

During the three months ended March 31, 2016, Renin experienced higher selling, general and administrative expenses associated with hiring new management level employees as well as increased consulting and maintenance expenditures to enhance the product development cycle and improve manufacturing efficiencies. Renin’s new members of management include its CEO hired in June 2015 and a Vice President of Sales hired in September 2015. The above increases in selling, general and administrative expenses were offset by lower distributions costs and a decline in selling expenses.

The foreign currency exchange gains or losses for the three months ended March 31, 2016 and 2015 resulted from increases or decreases in value of the Canadian dollar compared to the U.S. dollar.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Sweet Holdings Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Sweet Holdings reportable segment for the three months ended March  31, 2016 and 2015 (in thousands):

		For the Three Months
		Ended March 31,
		2016	2015	Change
Trade sales		$7,190	6,011	1,179
Cost of goods sold		(4,884)	(3,664)	(1,220)
Gross margin		2,306	2,347	(41)
Interest expense		208	207	1
Selling, general and administrative expenses		4,015	2,677	1,338
Total costs and expenses		4,223	2,884	1,339
Loss before income taxes		(1,917)	(537)	(1,380)
Benefit for income taxes		-	-	-
Net loss		$(1,917)	(537)	(1,380)
Gross margin percentage	%	32.07	39.05	(6.97)
SG&A as a percent of trade sales	%	55.84	44.54	11.31

The increase in trade sales for the three months ended March 31, 2016 compared to the same 2015 period resulted primarily from the acquisition of Kencraft on April 1, 2015.  Kencraft had $1.3 million of trade sales for the three months ended March 31, 2016.

The lower gross margin percentage for the three months ended March 31, 2016 compared to the same 2015 period resulted primarily from a higher percent of wholesale trade sales compared to retail trade sales during the 2016 periods.  The majority of Sweet Holdings acquisitions subsequent to September 30, 2014 were manufacturers selling to wholesale customers. Trade sales to wholesale customers typically have lower gross margins than trade sales to retail customers.

The higher selling, general and administrative expenses for the three months ended March 31, 2016 compared to the same 2015 period reflects operating expenses associated with Kencraft, on-going costs to integrate companies acquired during the years ended December 31, 2014 and 2015 and higher compensation expense related to the hiring of industry professionals and employee severance.  Also contributing to higher selling, general and administrative expenses was higher marketing, advertising, compensation and occupancy costs associated with Hoffman’s retail store expansion initiatives.  Further, expenses are being incurred at the Sweet Holdings reportable segment in connection with the opening of additional retail stores and the consolidation of the operations of acquired businesses. It is anticipated that the segment will continue to experience losses as the segment incurs expenses associated with these activities and the continued growth of the segment.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

BBX Capital Consolidated Financial Condition

BBX Capital’s total assets as of March 31, 2016 were $392.1 million compared to $393.5 million as of December 31, 2015.  The changes in the components of total assets from December 31, 2015 to March 31, 2016 are summarized below:

•	Decrease in cash resulting primarily from the repayment of short term liabilities and operating losses partially offset by loan repayments and additional borrowings,
•	Decrease in restricted cash associated with land development activities,
•	Lower loans receivable and loans held-for-sale balances due to $4.1 million of loan repayments and $826,000 of loans transferred through foreclosure to real estate held-for-sale,
•	Higher trade receivables due to increased Renin trade receivables associated with sales volume in March 2016,
•	Increase in real estate held-for-investment due primarily to land development,
•	Increase in real estate held-for-sale primarily from $826,000 of real estate acquired through foreclosure partially offset by real estate sales,
•	Decrease in investment in real estate joint ventures reflecting $342,000 of equity losses partially offset by $180,000 of additional capital contributions and $121,000 of capitalized interest,
•	Increase in investment in Woodbridge reflecting $6.7 million of equity in earnings partially offset by $4.2 million of dividends,
•	Increase in properties and equipment associated with the opening of Hoffman stores and BBX Capital’s corporate headquarters renovations,
•	Increase in inventory associated primarily with Renin,
•	Decrease in other intangible assets resulting primarily from amortization, and
•	Increase in other assets associated with a $371,000 investment in equity securities.

BBX Capital's total liabilities at March  31, 2016 were $54.9 million compared to $57.5 million at December 31, 2015.  The changes in the components of total liabilities from December 31, 2015 to March  31, 2016 are summarized below:

•	Increase in notes payable associated with additional borrowings at Renin, and
•	Decrease in other liabilities relating to the payment of annual bonuses.

Liquidity and Capital Resources

BBX Capital’s current assets at March 31, 2016 consisted of cash, inventory and trade receivables aggregating $77.5 million. This does not include $20.3 million of current assets held in Renin.  BBX Capital had $10.7 million of current liabilities as of March 31, 2016. This does not include $10.3 million of current liabilities of Renin.  BBX Capital’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans, loan recoveries, sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate, revenues from BBX Sweet Holdings’ operations and distributions received from Woodbridge.  Management believes that BBX Capital has sufficient liquidity to fund its operations for the foreseeable future.

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

A significant source of BBX Capital’s liquidity is the liquidation of loans and real estate, recoveries from the charged off loan portfolio, cash proceeds from the contribution of properties to real estate joint ventures and dividends from Woodbridge.  During the three months ended March 31, 2016, the proceeds from principal repayments of loans and sales of real estate were approximately $4.1 million and $830,000, respectively. During the three months ended March 31, 2016, the

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Company received $4.2 million of dividends from Woodbridge. There is no assurance that BBX Capital will realize proceeds from these sources in future periods in similar amounts or on similar timeframes.

BBX Capital’s real estate activities include hiring property managers to operate income producing properties, making protective expenditures (including the payment of property taxes) in an effort to maintain the value of properties and undertaking the zoning and entitlement, development or improvement of properties to position the properties for sale, or potential joint venture arrangements.

BBX Capital’s Consolidated Contractual Obligations as of March 31, 2016 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Operating lease obligation	$19,385	3,125	6,178	5,032	5,050
Notes payable (1)	22,308	2,313	10,492	7,898	1,605
Other obligations	310	120	190	-	-
Total contractual cash obligations	$42,003	5,558	16,860	12,930	6,655

(1)	Amounts represent scheduled principal payments and do not include interest payments.

Notes payable as of March 31, 2016 consisted of a term loan and revolving credit advances of Renin with an aggregate balance of $8.8 million, $6.8 million of promissory notes and promissory notes representing holdback amounts issued by BBX Sweet Holdings in connection with its acquisitions, and a term loan and revolving line-of-credit of BBX Sweet Holdings with aggregate balances of $6.6 million.

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are not included in the contractual obligations table above.  See Note 11 Commitments and Contingencies to the “Notes to Condensed Consolidated Financial Statements - Unaudited”, for a discussion of BBX Capital’s contingent obligations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March  31, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes from the legal proceedings disclosed in the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6.  Exhibits.

Exhibit 31.1Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101Interactive Data Files

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BBX Capital Corporation

May 6, 2016	By	/s/Jarett S. Levan
Date		Jarett S. Levan
Acting Chairman of the Board
and Chief Executive Officer; President

May 6, 2016	By:	/s/Raymond S. Lopez
Date		Raymond S. Lopez
Executive Vice President,
Chief Financial Officer