Form 10-Q
period 2016-06-30
BBX CAPITAL CORP
filed 2016-08-09
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2016

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission files number     001-13133

BBX CAPITAL CORPORATION

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0507804 (I.R.S. Employer Identification No.)
401 East Las Olas Boulevard Suite 800 Fort Lauderdale, Florida (Address of principal executive offices)	33301 (Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] YES   [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Title of Each Class	Outstanding at August 3, 2016
Class A Common Stock, par value $0.01 per share	16,199,145
Class B Common Stock, par value $0.01 per share	195,045

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION-UNAUDITED

	June 30,	December 31,
(In thousands, except share data)	2016	2015
ASSETS
Cash and cash equivalents	$96,658	69,040
Restricted cash and time deposits	1,345	2,651
Loans held-for-sale	-	21,354
Loans receivable, net	34,218	34,035
Trade receivables, net of allowance for bad debts of $187 in 2016 and $404 in 2015	14,275	13,732
Real estate held-for-investment	30,046	31,290
Real estate held-for-sale	32,854	46,338
Investments in unconsolidated real estate joint ventures	42,752	42,962
Investment in Woodbridge Holdings, LLC	76,631	75,545
Properties and equipment	24,865	18,083
Inventories	15,454	16,347
Goodwill	7,601	7,601
Other intangible assets	7,443	8,211
Other assets	6,323	6,316
Total assets	$390,465	393,505
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$8,983	11,059
Notes payable, net of debt issuance costs	21,947	21,385
Principal and interest advances on residential loans	9,984	10,356
Other liabilities	12,145	14,726
Total liabilities	53,059	57,526
Commitments and contingencies (Note 11)
Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Class A common stock, $.01 par value, authorized 25,000,000
shares; issued and outstanding 16,199,145 and 16,199,145 shares	162	162
Class B common stock, $.01 par value, authorized 1,800,000
shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	354,194	350,878
Accumulated deficit	(19,121)	(16,622)
Accumulated other comprehensive income	286	384
Total BBX Capital Corporation shareholders' equity	335,523	334,804
Noncontrolling interest	1,883	1,175
Total equity	337,406	335,979
Total liabilities and equity	$390,465	393,505

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME - UNAUDITED

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Revenues:
Trade sales	$21,250	19,583	42,212	39,118
Interest income	913	2,090	1,980	2,908
Net gains on the sales of assets	337	15,439	292	15,441
Income from real estate operations	902	1,013	1,966	1,939
Other	637	490	1,261	918
Total revenues	24,039	38,615	47,711	60,324
Costs and expenses:
Cost of goods sold	18,959	14,195	34,006	28,030
Interest expense	27	31	128	188
Real estate operating expenses	911	865	1,839	2,045
Recoveries from loan losses, net	(6,287)	(6,608)	(8,035)	(10,429)
Asset impairments (recoveries), net	1,759	(810)	1,722	(1,873)
Selling, general and administrative expenses	17,568	14,455	33,862	30,026
Total costs and expenses	32,937	22,128	63,522	47,987
Equity in earnings (losses) of Woodbridge Holdings, LLC	5,059	(10,168)	11,794	(4,365)
Equity in net earnings (losses) of unconsolidated real estate joint ventures	1,655	(291)	1,313	(595)
Foreign exchange gain (loss)	110	70	320	(399)
(Loss) income before income taxes	(2,074)	6,098	(2,384)	6,978
Benefit for income taxes	-	(222)	-	(219)
Net (loss) income	(2,074)	6,320	(2,384)	7,197
Net (earnings) attributable to noncontrolling interest	(112)	(2,182)	(115)	(2,025)
Net (loss) income attributable to BBX Capital Corporation	$(2,186)	4,138	(2,499)	5,172

Basic (loss) earnings per share	$(0.13)	0.26	(0.15)	0.32
Diluted (loss) earnings per share	$(0.13)	0.25	(0.15)	0.31

Basic weighted average number of common shares outstanding	16,394	16,172	16,394	16,172

Diluted weighted average number of common and common
equivalent shares outstanding	16,394	16,885	16,394	16,810

Net (loss) income	$(2,074)	6,320	(2,384)	7,197
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(42)	(32)	(190)	99
Unrealized gains on securities available for sale	31	-	56	-
Other comprehensive (loss) income, net of tax	(11)	(32)	(134)	99
Comprehensive (loss) income	(2,085)	6,288	(2,518)	7,296
Net (earnings) attributable to noncontrolling interest	(112)	(2,182)	(115)	(2,025)
Foreign currency translation adjustments attributable
to noncontrolling interest	8	6	36	(19)
Total comprehensive (loss) income attributable to BBX
Capital Corporation	$(2,189)	4,112	(2,597)	5,252

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015 - UNAUDITED

	Shares of
	Class A				Accumulated
	Common		Additional		Other	BBX Capital	Non-
	Stock	Common	Paid-in	(Accumulated	Comprehensive	Corporation	Controlling	Total
(In thousands)	Outstanding	Stock	Capital	Deficit)	Income	Equity	Interest	Equity
Balance, December 31, 2014	15,977	$162	347,937	(38,396)	85	309,788	1,492	311,280
Net income	-	-	-	5,172	-	5,172	2,025	7,197
Other comprehensive income	-	-	-	-	80	80	19	99
Noncontrolling interest contributions	-	-	-	-	-	-	(2,268)	(2,268)
Share based compensation expense	-	-	2,463	-	-	2,463	-	2,463
Balance, June 30, 2015	15,977	$162	350,400	(33,224)	165	317,503	1,268	318,771

Balance, December 31, 2015	16,199	$164	350,878	(16,622)	384	334,804	1,175	335,979
Net loss	-	-	-	(2,499)	-	(2,499)	115	(2,384)
Other comprehensive loss	-	-	-	-	(98)	(98)	(36)	(134)
Noncontrolling interest contributions	-	-	-	-	-	-	664	664
Transfer of interest in subsidiary	-	-	35	-	-	35	(35)	-
Share based compensation expense	-	-	3,281	-	-	3,281	-	3,281
Balance, June 30, 2016	16,199	$164	354,194	(19,121)	286	335,523	1,883	337,406

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Six Months
	Ended June 30,
(In thousands)	2016	2015
Net cash used in operating activities	$(8,602)	(12,765)
Investing activities:
Proceeds from redemptions and maturities of tax certificates	248	132
Decrease (increase) in restricted cash and time deposits	1,306	(2,647)
Investments in securities	(571)	-
Net repayments of loans receivable	26,360	17,884
Proceeds from the sale of loans receivable	-	89
Additions to real estate held-for-investment	(1,816)	(11,488)
Additions to real estate held-for-sale	(225)	-
Purchases of real estate held-for-sale	-	(10,667)
Proceeds from sales of real estate held-for-sale	11,042	34,758
Purchases of properties and equipment	(1,506)	(643)
Investment in unconsolidated real estate joint ventures	(785)	(1,103)
Return of Woodbridge Holdings, LLC investment	-	6,165
Return of unconsolidated real estate joint ventures investment	994	-
Acquisitions of businesses, net of cash acquired	-	(9)
Net cash provided by investing activities	35,047	32,471
Financing activities:
Repayment of BB&T preferred interest in FAR, LLC	-	(12,348)
Proceeds from notes payable	678	93
Repayment of notes payable	(169)	(600)
Payments for debt issuance costs	-	(15)
Noncontrolling interest contributions	664	-
Noncontrolling interest distributions	-	(2,268)
Net cash provided by (used in) financing activities	1,173	(15,138)
Increase in cash and cash equivalents	27,618	4,568
Cash and cash equivalents at the beginning of period	69,040	58,819
Cash and cash equivalents at the end of period	$96,658	63,387

Cash paid for:
Interest on borrowings	$251	526
Income taxes payments, net	-	5
Supplementary disclosure of non-cash investing and
financing activities:
Loans receivable transferred to real estate
held-for-sale or real estate held-for-investment	3,663	2,427
Change in accumulated other comprehensive income	(134)	99
Transfer of real estate-held-for-investment to real estate-held-for-sale	3,040	3,572
Transfer of real estate-held-for-sale to properties and equipment	6,557	-
Transfer of loans held-for-sale to loans receivable, net	16,078	7,365
Fair value of net assets acquired in connection with business acquisitions	-	1,404
Issuance of notes payable to acquire businesses	-	1,395

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.  Presentation of Interim Financial Statements

Basis of Financial Statement Presentation – BBX Capital Corporation together with its subsidiaries is referred to herein as “BBX Capital”, “we”, “us,” or “our” and is referred to herein without its subsidiaries as “BBX Capital Corporation”. BBX Capital is a Florida-based company involved in the acquisition, development, ownership and management of and investments in real estate and real estate development projects as well as operating businesses.  Prior to the sale of BankAtlantic to BB&T Corporation (“BB&T”) on July 31, 2012, BBX Capital Corporation was a bank holding company and its principal asset was the ownership of BankAtlantic.  The principal assets of BBX Capital currently consist of its 46% equity interest in Woodbridge Holdings, LLC (“Woodbridge”), investments in real estate joint ventures, legacy loans and real estate assets transferred to BBX Capital in connection with the sale of BankAtlantic and its acquired businesses.

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

Subsequent to January 2014, BBX Sweet Holdings acquired manufacturers in the chocolate and candy industries serving wholesalers, boutique retailers, big box chains, department stores, national resort properties, corporate customers and private label brands.  The companies acquired were Williams and Bennett, Helen Grace Chocolates (“Helen Grace”), Jer’s Chocolates (“Jer’s”), Anastasia Confections (“Anastasia”) and Kencraft Confections, LLC (“Kencraft”).  In May 2015, BBX Sweet Holdings acquired a controlling interest in Droga Chocolates, LLC.  BBX Sweet Holdings has a 75% equity interest in Droga and Droga products are manufactured at the Kencraft facility.

BBX Capital has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. The percentage of total common equity represented by Class A and Class B common stock was 99% and 1%, respectively, at June 30, 2016.  The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 97,523 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis at any time at BFC’s discretion.

All significant inter-company balances and transactions have been eliminated in consolidation.  As used in each case in this document, the term “fair value” is an estimate of fair value as discussed herein.

In management's opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of BBX Capital's condensed consolidated statement of financial condition at June 30, 2016, the condensed consolidated statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2016 and 2015, and the condensed consolidated statements of total equity and statements of cash flows for the six months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of results of operations that may be expected for the subsequent interim periods during 2016 or for the year ended December 31, 2016.  The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Basic earnings per share excludes dilution and is computed by dividing net income attributable to BBX Capital by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if options to issue common shares were exercised or restricted stock units of BBX Capital were to vest. In calculating diluted earnings per share, net income attributable to BBX Capital is divided by the weighted average number of common shares. Options and restricted stock units are included in the weighted average number of common

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

shares outstanding based on the treasury stock method, if dilutive.  During the three and six months ended June 30, 2016, options to acquire 7,016 shares of Class A common stock and 1,429,152 of restricted stock units were anti-dilutive and excluded from diluted earnings per share.  During the three and six months ended June 30, 2015, options to acquire 15,481 shares of Class A common stock were anti-dilutive and excluded from diluted earnings per share.

Recently Adopted Accounting Pronouncements

As of January 1, 2016, BBX Capital adopted Accounting Standards Update (“ASU”) Number 2015-03 –– Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs as amended by ASU 2015-15.  ASU 2015-03 requires debt issuance costs related to recognized debt liabilities to be presented in the statement of financial condition as a direct deduction from the debt liability rather than an asset. However, ASU 2015-03 also permits presentation of debt issuance costs on line-of-credit arrangements as assets.  Accordingly, as of June 30, 2016, approximately $30,000 of deferred debt issuance costs was presented as a direct deduction within Notes Payable on BBX Capital's Condensed Consolidated Statement of Financial Condition. Additionally, BBX Capital reclassified $36,000 of deferred debt issuance costs from Other Assets to Notes Payable as of December 31, 2015.  Debt issuance costs for line-of-credit arrangements of $264,000 and $306,000 were included in other assets in BBX Capital’s Condensed Consolidated Statement of Financial Condition as of June 30, 2016 and December 31, 2015, respectively.

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

New Accounting Pronouncements:

The FASB has recently issued the following accounting pronouncements and guidance relevant to the preparation of BBX Capital’s financial statements. (See BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2015 for accounting pronouncements issued prior to March 31, 2016 relevant to BBX Capital’s operations):

Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Statements. The ASU changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded.  The ASU sets forth a “current expected credit loss” (CECL) model which requires BBX Capital to measure expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years BBX Capital is currently evaluating the requirements of this update and has not yet determined the impact it may have on its consolidated financial statements.

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

Accounting Standards Update Number 2014-09 –  Revenue Recognition (Topic 606): Revenue from Contracts with Customers. This guidance is intended to improve the financial reporting requirements for revenue from contracts with

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

customers by providing a principle based approach. It also requires disclosures designed to enable readers of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  Further, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), in April 2016, the FASB issued ASU 2016-10 Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing (Topic 606) and in May 2016 FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients. These updates clarify implementation guidance on the related topic.  The accounting guidance updates will replace most existing revenue recognition guidance in GAAP. The standard is effective for annual and interim reporting periods beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  BBX Capital is currently evaluating the requirements of these updates and has not yet determined the impact on its consolidated financial statements.

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

The following is activity related to BBX Capital’s investment in Woodbridge, which is accounted for under the equity method (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Investment in Woodbridge - beginning of period	$78,070	78,829	75,545	73,026
Equity in earnings (losses) of Woodbridge	5,059	(10,168)	11,794	(4,365)
Dividends received from Woodbridge	(6,498)	(6,165)	(10,708)	(6,165)
Investment in Woodbridge - end of period	$76,631	62,496	76,631	62,496

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The Condensed Consolidated Statements of Financial Condition as of the dates indicated of Woodbridge were as follows (in thousands):

	As of
	June 30,	December 31,
	2016	2015
Assets
Cash and restricted cash	$208,090	172,758
Notes receivable, net	417,820	415,598
Notes receivable from related parties	80,000	80,000
Inventory of real estate	215,788	220,211
Properties and equipment, net	71,805	71,937
Intangible assets, net	61,863	61,977
Other assets	67,422	61,794
Total assets	$1,122,788	1,084,275
Liabilities and Equity
Accounts payable, accrued liabilities and other	$126,289	113,473
Deferred tax liabilities, net	126,308	110,202
Notes payable	504,902	503,521
Junior subordinated debentures	151,532	150,485
Total liabilities	909,031	877,681
Total Woodbridge members' equity	165,757	163,397
Noncontrolling interest	48,000	43,197
Total equity	213,757	206,594
Total liabilities and equity	$1,122,788	1,084,275

The Condensed Consolidated Statements of Operations of Woodbridge were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total revenues	$171,023	154,074	315,091	282,504
Total costs and expenses	150,883	164,556	268,694	270,045
Other income	(17)	1,123	149	2,189
Income before taxes	20,123	(9,359)	46,546	14,648
Provision for income taxes	6,259	9,921	16,104	18,527
Net income (loss)	13,864	(19,280)	30,442	(3,879)
Net income attributable to noncontrolling interest	(2,866)	(2,825)	(4,803)	(5,611)
Net income (loss) attributable to Woodbridge	10,998	(22,105)	25,639	(9,490)
BBX Capital 46% equity in earnings (losses) of Woodbridge	$5,059	(10,168)	11,794	(4,365)

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

3.  Investments in Unconsolidated Real Estate Joint Ventures

BBX Capital had the following investments in unconsolidated real estate joint ventures (in thousands):

	June 30,	December 31,
Investment in unconsolidated real estate joint ventures	2016	2015
Altis at Kendall Square, LLC	$701	764
Altis at Lakeline - Austin Investors LLC	5,257	5,210
New Urban/BBX Development, LLC	775	864
Sunrise and Bayview Partners, LLC	1,570	1,577
Hialeah Communities, LLC	4,023	4,569
PGA Design Center Holdings, LLC	1,874	1,911
CCB Miramar, LLC	875	875
Centra Falls, LLC	700	727
The Addison on Millenia Investment, LLC	5,810	5,778
BBX/S Millenia Blvd Investments, LLC	4,933	4,905
Altis at Bonterra - Hialeah, LLC	15,902	15,782
Altis at Shingle Creek Manager, LLC	332	-
Investments in unconsolidated real estate joint ventures	$42,752	42,962

BBX Capital’s investments in unconsolidated real estate joint ventures are variable interest entities.

The amount of interest capitalized in investments in unconsolidated real estate joint ventures associated with joint venture real estate development activities for the three and six months ended June  30, 2016 was $211,000 and $333,000, respectively, and for the three and six months ended June 30, 2015 was $132,000 and $228,000, respectively.

The condensed Statements of Operations for the three and six months ended June 30, 2016 and 2015 for all the above listed equity method joint ventures in the aggregate was as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total revenues	$5,063	658	6,254	1,037
Total costs and expenses	(3,171)	(1,317)	(5,027)	(2,388)
Net earnings (loss)	$1,892	(659)	1,227	(1,351)
Equity in net earnings (losses) of unconsolidated real estate joint ventures	$1,655	(291)	1,313	(595)

See Note 6 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for information on investments in BBX Capital’s unconsolidated real estate joint ventures.

4.  Loans Held-for-Sale

Loans held-for-sale were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Residential	$-	21,354

Loans held-for-sale are reported at the lower of cost or fair value measured on an aggregate basis.  As of December 31, 2015 the lower of cost or fair value adjustment on loans held-for-sale was $1.6 million. BBX Capital transfers loans

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

from held-for-sale to loans receivable when, based on the current economic environment and related market conditions, it has the intent to hold those loans for the foreseeable future. Based on current market conditions and an evaluation of the residential loan portfolio, management decided to hold the residential loans for the foreseeable future.  As of June 30, 2016, BBX Capital transferred residential loans with aggregate unpaid principal balances, net of charge-offs, of $17.3 million from held-for-sale to loans receivable.    The lower of cost or fair value of the residential loans on the transfer date was $16.1 million. Any difference between the lower of cost or fair value of the loan and the unpaid principal balance net of charge-offs was recognized as a discount. Such loans were included in loans receivable, net of a $1.2 million discount on BBX Capital’s Condensed Consolidated Statements of Financial Condition as of June 30, 2016.

5.  Loans Receivable

BBX Capital’s loans receivable portfolio consisted of the following components (in thousands):

	June 30,	December 31,
	2016	2015
Commercial non-real estate	$1,211	11,250
Commercial real estate	11,292	16,294
Small business	3,360	4,054
Consumer	2,124	2,368
Residential	16,231	69
Loans receivable, net	$34,218	34,035

As of June 30, 2016, foreclosure proceedings were in-process on $11.3 million of residential loans, $0.3 million of consumer loans and $64,000 of small business loans.

The total discount on loans receivable was $4.1 million and $3.3 million as of June 30, 2016 and December 31, 2015, respectively.  As of June 30, 2016, $16.1 million of residential loans, net of a $1.2 million discount were transferred from loans held-for-sale to loans receivable.

The recorded investment (unpaid principal balance less charge-offs and discounts) of non-accrual loans receivable was (in thousands):

	June 30,	December 31,
Loan Class	2016	2015
Commercial non-real estate	$1,211	1,250
Commercial real estate	9,351	9,639
Small business	3,360	4,054
Consumer	2,025	2,368
Residential	14,722	69
Total nonaccrual loans	$30,669	17,380

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

An age analysis of the past due recorded investment in loans receivable as of June  30, 2016 and December 31, 2015 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
June 30, 2016	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	881	1,211
Commercial real estate	-	-	3,986	3,986	7,306	11,292
Small business	-	64	27	91	3,269	3,360
Consumer	122	28	527	677	1,447	2,124
Residential	22	276	11,285	11,583	4,648	16,231
Total	$144	368	16,155	16,667	17,551	34,218

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2015	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	329	329	10,921	11,250
Commercial real estate	-	-	3,986	3,986	12,308	16,294
Small business:	-	205	-	205	3,849	4,054
Consumer	316	138	562	1,016	1,352	2,368
Residential	-	24	42	66	3	69
Total	$316	367	4,919	5,602	28,433	34,035

 (1)  BBX Capital had no loans that were 90 days or more past due and still accruing interest as of June 30, 2016 and December 31, 2015.

The activity in the allowance for loan losses for the three and six months ended June  30, 2016 and 2015 was as follows (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Allowance for Loan Losses:	2016	2015	2016	2015
Beginning balance	$-	381	-	977
Charge-offs :	(66)	(221)	(96)	(896)
Recoveries :	6,353	6,620	8,131	10,520
Provision :	(6,287)	(6,608)	(8,035)	(10,429)
Ending balance	$-	172	-	172
Ending balance individually evaluated for impairment	$-	-	-	-
Ending balance collectively evaluated for impairment	-	172	-	172
Total	$-	172	-	172
Loans receivable:
Ending balance individually evaluated for impairment	$26,986	15,862	26,986	15,862
Ending balance collectively evaluated for impairment	7,232	15,585	7,232	15,585
Total	$34,218	31,447	34,218	31,447
Proceeds from loan sales	$-	-	-	89
Transfer from loans held-for-sale	$16,078	7,365	16,078	7,365

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Impaired loans as of June 30, 2016 and December 31, 2015 were as follows (in thousands):

	As of June 30, 2016			As of December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

Total with allowance recorded	$-	-	-	-	-	-
Total with no allowance recorded	30,846	53,528	-	17,380	30,212	-
Total	$30,846	53,528	-	17,380	30,212	-

Average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2016 were as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016		June 30, 2016
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$-	-	-	-
Total with no allowance recorded	31,192	305	23,995	642
Total	$31,192	305	23,995	642

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

Impaired loans without valuation allowances represent loans that were written-down to the fair value of the collateral less cost to sell, loans in which the collateral value less cost to sell was greater than the carrying value of the loan, loans in which the present value of the cash flows discounted at the loans’ effective interest rate was equal to or greater than the carrying value of the loans, or loans that were collectively measured for impairment.

BBX Capital had no commitments to lend additional funds on impaired loans as of June  30, 2016.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of
	June 30, 2016	December 31, 2015
Real estate held-for-sale
Land	$25,678	25,994
Rental properties	1,748	17,162
Residential single-family	5,404	2,924
Other	24	258
Total real estate held-for-sale	$32,854	46,338

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of
	June 30, 2016	December 31, 2015
Real estate held-for-investment
Land	$29,146	30,369
Other	900	921
Total real estate held-for-investment	$30,046	31,290

The amount of interest capitalized to land held-for-investment associated with real estate development improvements for the three and six months ended June 30, 2015 was $245,000 and $431,000, respectively.  There was no interest capitalized to land held-for-investment for the three and six months ended June 30, 2016.

The following table presents the activity in real estate held-for-sale and held-for-investment for the three and six months ended June 30, 2016 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016		June 30, 2016
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period, net	$46,165	32,838	46,338	31,290
Acquired through foreclosure	2,837	-	3,663	-
Transfers	3,040	(3,040)	3,040	(3,040)
Transfers to property and equipment	(6,557)	-	(6,557)	-
Improvements	56	258	225	1,816
Accumulated depreciation	-	(10)	-	(20)
Sales	(10,231)	-	(11,107)	-
Impairments, net	(2,456)	-	(2,748)	-
End of period, net	$32,854	30,046	32,854	30,046

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents the activity in real estate held-for-sale and held-for-investment for the three and six months ended June 30, 2015 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015		June 30, 2015
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period, net	$39,763	84,297	41,733	76,552
Acquired through foreclosure	271	-	2,427	-
Transfers	4,599	(4,599)	3,572	(3,572)
Purchases	10,667	-	10,667	-
Improvements	-	4,464	-	11,488
Accumulated depreciation	-	(164)	-	(245)
Sales	(16,453)	-	(19,405)	-
Impairments, net	(221)	(24)	(368)	(249)
End of period, net	$38,626	83,974	38,626	83,974

The following table presents the real estate held-for-sale valuation allowance activity for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Beginning of period	$4,570	2,417	4,400	2,940
Transfer to held-for-investment	-	-	-	(93)
Impairments, net (1)	2,456	151	2,748	298
Sales	(109)	(36)	(231)	(613)
End of period	$6,917	2,532	6,917	2,532
(1)	Tax certificate impairments are not included.

7.   Inventories

Inventories were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Raw materials	$5,086	5,822
Paper goods and packaging materials	2,798	4,504
Finished goods	7,570	6,021
Total	$15,454	16,347

Inventories consisted of  $9.7 million for Renin and $5.8 million for BBX Sweet Holdings as of June 30, 2016, respectively, and $8.4 million for Renin and $7.9 million for BBX Sweet Holdings as of December 31, 2015, respectively.  Shipping and handling fees billed to the customers were recorded as trade sales and shipping and handling fees paid by BBX Capital were recorded as selling, general, and administrative expenses.  Included in BBX Capital’s Condensed Consolidated Statements of Operations as selling, general, and administrative expenses for the three and six months ended June 30, 2016 were $1.2 million and $2.6 million, respectively, of costs associated with shipping goods to customers. Included in BBX Capital’s Condensed Consolidated Statements of Operations as selling, general, and administrative expenses for the three

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

and six months ended June  30, 2015  were $1.1 million and $2.5 million, respectively, of costs associated with shipping goods to customers.

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first out method.  In valuing inventory, BBX Capital makes assumptions regarding the reserves required for excess and obsolete inventory based on judgments and estimates formulated from available information. BBX Capital’s estimates for excess and obsolete inventory are based on historical and forecasted usage. Inventory is also examined for upcoming expiration and reserved where appropriate. Reserves for lower of cost or market value for expiring, shrinkage and excess and obsolete inventory were $3.2 million and $1.1 million as of June 30, 2016 and December 31, 2015, respectively, and included in costs of goods sold was $3.0 million and $3.1 million of inventory losses for the three and six months ended June 30, 2016.  Inventory losses were $43,000 and a recovery of $35,000 for the three and six months ended June 30, 2015.

8.   Related Parties

BBX Capital, BFC and Bluegreen are entities under common control. The controlling shareholder of BBX Capital and Bluegreen is BFC.  Shares of BFC’s capital stock representing a majority of the voting power are owned or controlled by Alan Levan, BBX Capital’s Chairman until December 23, 2015 and Jack Abdo, BBX Capital’s Vice Chairman. Alan Levan was also previously chairman of BFC and Bluegreen. Mr. Abdo currently serves as Vice Chairman of BFC and Acting Chairman of Bluegreen. Alan Levan is currently a non-executive employee of Bluegreen, BBX Capital and BFC.  Mr. Jarett Levan, son of Alan Levan, is currently serving as BBX Capital’s acting CEO and Chairman.  BBX Capital, BFC and Bluegreen share certain office premises and employee services, pursuant to the agreements described below.

Effective December 1, 2012, BBX Capital entered into an agreement with BFC pursuant to which BBX Capital provides office facilities to BFC and is reimbursed by BFC based on cost. BFC also provides risk management services to BBX Capital and BFC is reimbursed by BBX Capital based on cost.  During the three and six months ended June 30, 2015, BBX Capital’s employees were provided health insurance under policies maintained by Bluegreen for which Bluegreen was reimbursed at cost. Beginning January 1, 2016, BBX Capital employees are provided health insurance through health insurance policies maintained by BBX Capital.

The table below shows the effect of these related party agreements and arrangements on BBX Capital’s Condensed Consolidated Statements of Operations for the three and six months ended June  30, 2016 and 2015 (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Other revenues	$96	96	197	195
Expenses:
Employee compensation and benefits	-	(247)	-	(481)
Other - back-office support	(50)	(53)	(92)	(83)
Net effect of affiliate transactions
before income taxes	$46	(204)	105	(369)

As disclosed in Note 2, on April 2, 2013, BBX Capital invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The investment was made in connection with Woodbridge’s acquisition of the publicly held shares of Bluegreen. BFC holds the remaining 54% of Woodbridge.  BBX Capital contributed $60 million in cash and issued to Woodbridge an $11.75 million note payable in connection with BBX Capital’s acquisition of its 46% equity interest in Woodbridge.  During September 2015, in connection with the settlement of the Bluegreen shareholder litigation, the $11.75 million Woodbridge note payable was paid-in-full.  During each of the three month periods ended June 30,  2016 and 2015,  BBX Capital recognized $0 and $147,000, respectively, of interest expense in connection with the Woodbridge note payable. During each of the six month periods ended June 30,  2016 and 2015,  BBX Capital recognized $0 and $294,000, respectively, of interest expense in connection with the Woodbridge note payable.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

On July 27, 2016, BBX Capital entered into a merger agreement with BFC and a wholly-owned subsidiary of BFC which provides for BBX Capital to merge with and into the BFC subsidiary and become a wholly-owned subsidiary of BFC.  See Note 12 for a description of the merger agreement.

9.   Segment Reporting

The information provided for segment reporting is based on internal reports utilized by management. Results of operations are reported through three reportable segments: BBX, Renin and Sweet Holdings.

The BBX reportable segment activities consisted of managing its commercial loan portfolio, real estate properties, and portfolio of charged off loans as well as its investment in Woodbridge and investments in real estate joint ventures.  The activities of managing the commercial loan portfolios included renewing, modifying, collecting, extending, refinancing and making protective advances on these loans, as well as managing and liquidating real estate properties acquired through foreclosure.

The Renin reportable segment consists of the activities of Renin. Total revenues for the Renin reportable segment include $6.2 million and $6.5 million of trade sales to two major customers and their affiliates for the three months ended June 30, 2016 and 2015, respectively.  Renin’s revenues generated outside of the United States totaled $4.8 million and $5.3 million for the three months ended June 30, 2016 and 2015, respectively.  Renin’s properties and equipment located outside the United States totaled $1.3 million and $1.4 million as of June 30, 2016 and December 31, 2015, respectively.  Total revenues for the Renin reportable segment include $11.2 million and $12.9 million of trade sales to two major customers and their affiliates for the six months ended June 30, 2016 and 2015, respectively. Renin’s revenues generated outside of the United States totaled $9.8 million and $11.5 million for the six months ended June 30, 2016 and 2015, respectively.

The Sweet Holdings reportable segment consists of the activities of the acquired operating businesses of Hoffman’s, Williams & Bennett, Jer’s, Helen Grace,  Anastasia, Droga and Kencraft for the three and six months ended June  30, 2016 and the three months ended June 30, 2015.  Kencraft was acquired on April 1, 2015 and Droga was acquired in May 2015. The activities of Kencraft and Droga are included in Sweet Holdings operating results from the date of acquisition.

In June 2016, the Jer’s sales office and distribution facilities were closed and relocated to Kencraft’s facilities in Utah.  The relocation resulted in the termination of key employees including a sales representative and the President of Jer’s.  Based on the changes in circumstances, management performed an impairment analysis on Jer’s long-lived assets consisting of trademarks, customer relationships and properties and equipment. As a result, BBX Capital recognized an impairment loss of  $423,000 included in selling, general and administrative expenses in BBX Capital’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016.

The accounting policies of the segments are generally the same as those described in the summary of significant accounting policies.  Intersegment transactions are eliminated in consolidation.  Certain intercompany management fees and interest income/expense for prior periods have been reclassified to conform to the 2016 presentation.

Depreciation and amortization consist of depreciation on properties and equipment and amortization of leasehold improvements, intangible assets and deferred financing costs.

BBX Capital evaluates segment performance based on segment net income after tax. The tables below provide segment information for the three and six months ended June  30, 2016 and 2015 (in thousands):

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

					Adjusting
					and
			Sweet		Elimination		Segment
For the Three Months Ended:	BBX	Renin	Holdings		Entries		Total
June 30, 2016:
Interest income	$913	-	-		-		913
Other revenues	1,873	16,523	4,730		-		23,126
Total revenues	2,786	16,523	4,730		-		24,039
Interest expense	(2)	(78)	(158)		211		(27)
Recoveries from loan losses, net	6,287	-	-		-		6,287
Asset impairments	(1,759)	-	-		-		(1,759)
Other costs and expenses	(9,776)	(15,831)	(11,831)	(2)	-		(37,438)
Total costs and expenses	(5,250)	(15,909)	(11,989)		211	(1)	(32,937)
Equity in earnings of unconsolidated companies	6,714	-	-		-		6,714
Foreign exchange gain	-	110	-		-		110
Segment income (loss) before income taxes	4,250	724	(7,259)		211		(2,074)
Provision for income tax	-	-	-		-		-
Net income (loss)	$4,250	724	(7,259)		211		(2,074)
Total assets	$651,784	26,720	36,201		(324,240)		390,465
Equity method investments
included in total assets	$119,383	-	-		-		119,383
Expenditures for segment assets	$137	241	317		-		695
Depreciation and amortization	$219	180	449		-		848

(1)

Includes a reconciling item of $211,000 associated with capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment for the three months ended June 30, 2016.

(2)

Included in Sweet Holdings “other costs and expenses” were $3.0 million of inventory writedowns as well as $0.4 million of intangible asset impairments and $0.4 million of contract termination costs associated with the closing and relocation of the Jer’s sales office and distribution facilities.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

					Adjusting
					and
			Sweet		Elimination		Segment
For the Six Months Ended:	BBX	Renin	Holdings		Entries		Total
June 30, 2016:
Interest income	$1,980	-	-		-		1,980
Other revenues	3,513	30,298	11,920		-		45,731
Total revenues	5,493	30,298	11,920		-		47,711
Interest expense	(2)	(142)	(316)		332		(128)
Recoveries from loan losses, net	8,035	-	-		-		8,035
Asset impairments	(1,722)	-	-		-		(1,722)
Other costs and expenses	(19,420)	(29,663)	(20,624)	(2)	-		(69,707)
Total costs and expenses	(13,109)	(29,805)	(20,940)		332	(1)	(63,522)
Equity in earnings of unconsolidated companies	13,107	-	-		-		13,107
Foreign exchange gain	-	320	-		-		320
Segment income (loss) before income taxes	5,491	813	(9,020)		332		(2,384)
Provision for income tax	-	-	-		-		-
Net income (loss)	$5,491	813	(9,020)		332		(2,384)
Expenditures for segment assets	$489	273	744		-		1,506
Depreciation and amortization	$433	333	939		-		1,705

(1)

Includes a reconciling item of $332,000 associated with capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment for the s months ended June 30, 2016.

(2)

Included in Sweet Holdings “other costs and expenses” were $3.0 million of inventory writedowns as well as $0.4 million of intangible asset impairments and $0.4 million of contract termination costs associated with the closing and relocation of the Jer’s sales office and distribution facilities

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

				Adjusting
				and
			Sweet	Elimination		Segment
For the Three Months Ended:	BBX	Renin	Holdings	Entries		Total
June 30, 2015:
Interest income	$2,090	-	-	-		2,090
Revenues	16,942	15,432	4,151	-		36,525
Total revenues	19,032	15,432	4,151	-		38,615
Interest expense	(15)	(76)	(169)	229		(31)
Recoveries from loan losses, net	6,609	-	(1)	-		6,608
Asset recoveries, net	810	-	-	-		810
Other costs and expenses	(8,133)	(15,259)	(6,123)	-		(29,515)
Total costs and expenses	(729)	(15,335)	(6,293)	229	(1)	(22,128)
Equity in losses of unconsolidated companies	(10,459)	-	-	-		(10,459)
Foreign exchange gain	-	70	-	-		70
Segment income (loss) before income taxes	7,844	167	(2,142)	229		6,098
Provision (benefit) for income tax	2	-	(224)	-		(222)
Net income (loss)	$7,842	167	(1,918)	229		6,320
Total assets	$637,665	24,072	34,691	(307,803)		388,625
Equity method investments
included in total assets	$79,019	-	1	-		79,020
Expenditures for segment assets	$16	34	282	-		332
Depreciation and amortization	$302	151	412	-		865

(1)

Includes a reconciling item of $229,000 associated with capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment for the three months ended June 30, 2015.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

				Adjusting and
			Sweet	Elimination		Segment
For the Six Months Ended:	BBX	Renin	Holdings	Entries		Total
June 30, 2015:
Interest income	$2,908	-	-	-		2,908
Revenues	18,298	28,956	10,162	-		57,416
Total revenues	21,206	28,956	10,162	-		60,324
Interest expense	(72)	(149)	(329)	362		(188)
Recoveries from loan losses, net	10,430	-	(1)	-		10,429
Asset recoveries, net	1,873	-	-	-		1,873
Other costs and expenses	(18,660)	(29,068)	(12,373)	-		(60,101)
Total costs and expenses	(6,429)	(29,217)	(12,703)	362	(1)	(47,987)
Equity in losses of unconsolidated companies	(4,960)	-	-	-		(4,960)
Foreign exchange gain	-	(399)	-	-		(399)
Segment income (loss) before income taxes	9,817	(660)	(2,541)	362		6,978
Provision (benefit) for income tax	5	-	(224)	-		(219)
Net income (loss)	$9,812	(660)	(2,317)	362		7,197
Expenditures for segment assets	$29	34	590	-		653
Depreciation and amortization	$541	300	831	-		1,672

(1)

Includes a reconciling item $362,000 associated with capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment for the six months ended June 30, 2015.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

10.  Fair Value Measurement

There were no assets or liabilities measured at fair value on a recurring basis in BBX Capital’s financial statements as of June 30, 2016 and December 31, 2015.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2016 (in thousands):

		Fair Value Measurements Using
	Carrying	Quoted prices in	Significant		Total
	Amount	Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Six
	June 30,	Assets	Inputs	Inputs	Months Ended
Description	2016	(Level 1)	(Level 2)	(Level 3)	June 30, 2016
Loans measured for
impairment using the fair value
of the underlying collateral	$5,703	-	-	5,703	93

Impaired real estate held-for-sale	4,432	-	-	4,432	2,456
Total	$10,135	-	-	10,135	2,549

(1)	Total impairments represent the amount of losses recognized during the six months ended June 30, 2016 on assets that were held and measured at fair value as of June 30, 2016.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of June 30, 2016	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value		Fair Value of	Discount Rates and Appraised
of the underlying collateral	$5,703	Collateral	Value less Cost to Sell	$0.2 - $0.7 million ($0.4 million)

Impaired real estate		Fair Value of
held-for-sale	4,432	Property	Asset Purchase Agreements	$0.3 - $1.5 million ($0.8 million)
Total	$10,135

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate amounts by the number of loans or real estate properties.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents major categories of assets measured at fair value on a non-recurring basis as of June 30, 2015 (in thousands):

		Fair Value Measurements Using
	Carrying	Quoted prices in	Significant		Total
	Amount	Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Six
	June 30,	Assets	Inputs	Inputs	Months Ended
Description	2015	(Level 1)	(Level 2)	(Level 3)	June 30, 2015
Loans measured for
impairment using the fair value
of the underlying collateral	$110	-	-	110	117
Impaired real estate held-for-sale
and held-for-investment	2,525	-	-	2,525	522
Total	$2,635	-	-	2,635	639

(1) Total impairments represent the amount of losses recognized during the six months ended June 30, 2015 on assets that were held and measured at fair value as of June 30, 2015.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of June 30, 2015	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for impairment			Discount Rates and
using the fair value of the		Fair Value of	Appraised Value
underlying collateral	$110	Collateral	less Cost to Sell	$0.3 million ($0.3 million)

Impaired real estate held-for-		Fair Value of	Discount Rates and Appraised
sale and held-for-investment	2,525	Property	Value less Cost to Sell	$0.2 - $1.0 million ($0.5 million)
Total	$2,635

(1)  Range and average appraised values were reduced by costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

There were no material liabilities measured at fair value on a non-recurring basis in BBX Capital’s financial statements as of June 30, 2016 or December 31, 2015.

Loans Measured For Impairment

Impaired loans are generally valued based on the fair value of the underlying collateral less cost to sell as the majority of BBX Capital’s loans are collateral dependent. The fair value of BBX Capital’s loans may significantly increase or decrease based on changes in property values.  BBX Capital primarily uses third party appraisals to assist in measuring non-homogenous impaired loans and broker price opinions to assist in measuring homogenous impaired loans. The appraisals generally use the market or income approach valuation technique and use market observable data to formulate an estimate of the fair value of the loan’s collateral. However, the appraiser uses professional judgment in determining the fair value of the collateral, and BBX Capital may also adjust these values for changes in market conditions subsequent to the appraisal date. When current appraisals are not available for certain loans, BBX Capital uses its judgment on market conditions to adjust the most current appraisal. As a consequence, the calculation of the fair value of the collateral is considered a Level 3 input. BBX Capital generally recognizes impairment losses based on third party broker price opinions when impaired homogenous loans become 120 days delinquent. These third party valuations from real estate professionals also use Level 3 inputs in determining fair values. The observable market inputs used to fair value loans include comparable property sales, rent rolls, market capitalization rates on income producing properties, risk adjusted discount rates and foreclosure time frames and exposure periods.

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

The following table presents the fair value of BBX Capital’s consolidated financial instruments as of June 30, 2016:

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	June 30,	June 30,	Assets	Inputs	Inputs
Description	2016	2016	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$96,658	96,658	96,658	-	-
Loans receivable	34,218	44,067	-	-	44,067
Restricted cash and time deposits at financial institutions	1,345	1,345	1,345	-	-
Financial liabilities:
Notes payable	21,947	22,092	-	-	22,092
Principal and interest advances on residential loans	9,984	9,482	-	-	9,482

The following table presents the fair value of BBX Capital’s financial instruments as of December 31, 2015:

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	December 31,	December 31,	Assets	Inputs	Inputs
Description	2015	2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$69,040	69,040	69,040	-	-
Loans receivable including loans held-for-sale, net	55,389	63,668	-	-	63,668
Restricted cash and time deposits at financial institutions	2,651	2,651	2,651	-	-
Financial liabilities:
Notes payable	21,385	21,514	-	-	21,514
Principal and interest advances on residential loans	10,356	9,630	-	-	9,630

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

11.  Commitments and Contingencies

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as follows:

During the year ended December 31, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by a wholly-owned subsidiary of BBX Capital refinanced its land acquisition loan with a financial institution.  BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of June 30, 2016.

In July 2014, BBX Capital entered into the Hialeah Communities joint venture with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah, Florida. BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In March 2015, the joint venture refinanced the $8.3 million mortgage loan as part of a $31.0 million acquisition and development loan.  In March 2016, the loan was modified reducing the loan balance from $31.0 million to $26.5 million. BBX Capital is a guarantor of up to $7.5 million of the joint venture’s $26.5 million acquisition and development loan.

BBX Capital is a guarantor on a $5.5 million note payable of Anastasia owed to the seller. The Anastasia note payable is also secured by the common stock of Anastasia.

On August 7, 2015, BBX Sweet Holdings entered into a Loan and Security Agreement and related agreements with Iberiabank, which provides for borrowings of up to $5.0 million on a revolving basis. The outstanding balance of the Iberiabank facility was $5.0 million as of June 30, 2016.  In February 2016, BBX Capital executed Addendum No. 1 to the Iberiabank Loan and Security Agreement. The addendum replaced the debt service coverage financial covenant with a working capital to debt ratio financial covenant.  The facility is secured by the assets of BBX Sweet Holdings and its subsidiaries and is guaranteed by BBX Capital. BBX Sweet Holdings was in compliance with the debt financial covenants as of June 30, 2016.

BBX Sweet Holdings and BBX Capital are guarantors of a  $1.6 million note payable of Hoffman’s owed to Centennial Bank.  This note is secured by $2.1 million of properties and equipment.

In connection with the Kencraft acquisition, BBX Sweet Holdings issued a $400,000 note payable maturing on April 1, 2017 to the seller.  BBX Capital is the guarantor on this note payable.

BBX Capital and its consolidated subsidiaries are parties to lawsuits as plaintiff or defendant involving its collections, lending and prior period tax certificate activities. Although BBX Capital believes it has meritorious defenses in all current legal actions, the outcome of litigation and the ultimate resolution are uncertain and inherently difficult to predict.

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.  There were no reserves accrued as of June 30, 2016.

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

The SEC sought a final judgment: (i) permanently barring Alan B. Levan from serving as an officer or director of any SEC reporting company; (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Alan B. Levan; and (iii) permanently restraining BBX Capital and Alan B. Levan from violating securities laws.  On September 24, 2015, the court entered a final judgment denying the SEC’s request for a permanent bar from Mr. Levan serving as an officer or director of any public company, but instead ordered Mr. Levan barred from serving as an officer or director of any public company for a period of two years commencing on December 23, 2015. As a result of the court's decision, on December 23, 2015 Mr. Levan resigned as Chairman and Chief Executive Officer of BBX Capital, as Chairman, Chief Executive Officer and President of BFC, and as a director of BBX Capital and BFC. The court also imposed monetary penalties against BBX Capital in the amount of $4,550,000 and monetary penalties against Mr. Levan in the amount of $1,300,000.  BBX Capital and Mr. Levan appealed the final judgment to the Eleventh Circuit Court of Appeals and argument was heard by the Court on June 15, 2016.  As of the date of this report, the Court has not ruled on the appeal.

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

12.  Subsequent Event

On July 27, 2016, BBX Capital entered into a definitive merger agreement (the “Merger Agreement”) with BFC and BBX Merger Subsidiary LLC, a newly formed wholly owned subsidiary of BFC (“Merger Sub”). The Merger Agreement provides for BBX Capital Corporation to merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company of the Merger and a wholly owned subsidiary of BFC. Under the terms of the Merger Agreement, which has been approved by a special committee comprised of BBX Capital Corporation’s independent directors as well as the full boards of directors of both BFC and BBX Capital Corporation, each share of BBX Capital’s Class A Common Stock outstanding immediately prior to the effective time of the Merger (other than shares of BBX Capital’s Class A Common Stock held by BFC and shares of BBX Capital’s Class A Common Stock as to which appraisal rights are exercised and perfected in accordance with Florida law) will be converted into the right to receive, at the election of the holder 5.4 shares of BFC’s Class A Common Stock or $20.00 in cash for each share of BBX Class A Common Stock held by them.  BBX Capital’s shareholders will have the right to elect to receive all cash, all stock, or a combination of cash and stock in exchange for their shares. Each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the Merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the exchange ratio of 5.4 shares of BFC’s Class A Common Stock for each share of BBX Capital’s Class A Common Stock subject to the option and the exercise price of the option will be divided by 5.4. In addition, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the Merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares subject to the award will be multiplied by the exchange ratio of 5.4 shares of BFC’s Class A Common Stock for each share of BBX Capital’s Class A Common Stock subject to the award.  Consummation of the Merger is subject to certain closing conditions, including, without limitation, the approval of the Merger Agreement by both (i) holders of shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing a majority of the votes entitled to be cast on the Merger Agreement, and (ii) holders of a majority of the shares of BBX Capital’s Class A Common Stock voted on the Merger Agreement other than shares held by BFC and its affiliates.  Pursuant to the Merger Agreement, BFC has agreed to vote all of BBX Capital’s Class A Common Stock and Class B Common Stock owned by it in favor of the Merger Agreement. Accordingly, approval of the Merger Agreement with respect to the combine vote of the holders of BBX Capital’s Class A Common Stock and Class B Common Stock described under clause (i) above is assured. There is no assurance that the approval of the unaffiliated shareholders will be received. The Merger is also conditioned on holders of not more than 150,000 shares of BBX Capital’s Class A Common Stock exercising appraisal rights and the absence of any “Material Adverse Effect” (as defined in the Merger Agreement) with respect to either BFC or BBX Capital. The Merger is not subject to a financing condition. There is no assurance that the merger will be consummated in the anticipated time frame, on the proposed terms, or at all.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BBX Capital Corporation and its subsidiaries for the three and six months ended June 30, 2016.

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

•	the risk of loan losses and the risks of additional charge-offs, impairments and required increases in BBX Capital’s allowance for loan losses and trade receivables;
•	the risk of loss of significant customers or key personnel in our operating companies;
•	the risk of losses associated with excess and obsolete inventory and the risks of additional required reserves for lower of cost or market value losses in inventory;
•

the adverse impact of and expenses associated with litigation including the risk that BBX Capital’s insurance carrier seeks to obtain reimbursement of the amounts it previously advanced to BBX Capital in connection with the action brought by the SEC against BBX Capital and Alan B. Levan, BBX Capital’s former Chairman and Chief Executive Officer,  that the decision, verdict or remedy ordered by the court in such action will not be reversed on appeal;

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

In addition, this document contains forward looking statements relating to BBX Capital’s ability to successfully implement its currently anticipated business plans, which may not be realized as anticipated, if at all, and BBX Capital’s current and anticipated investments in operating businesses may not achieve the returns anticipated or may not be profitable, including the risks associated with the operations and activities of:

•	BBX Capital’s investment in Bluegreen (through Woodbridge),
•	BBX Sweet Holdings’ acquisition of Hoffman’s, Williams & Bennett, Jer’s Chocolates, Droga Chocolates, Helen Grace Chocolates, Anastasia Confections and Kencraft, and
•	BBX Capital’s acquisition with BFC of Renin.

This document also contains forward looking statements relating to BBX Capital’s investments in real estate developments, either directly or through joint ventures.  These risks include:

•	exposure to downturns in the real estate and housing markets;
•	exposure to risks associated with real estate development activities;
•	risks associated with obtaining necessary zoning and entitlements;
•	risks that BBX Capital’s joint venture partners may not fulfill their obligations and concentration risks associated with entering into numerous joint ventures with one joint venture partner;
•	risk of reliance on third party developers or joint venture partners to complete real estate projects, and
•	risks that the projects will not be developed as anticipated or be profitable.

BBX Capital’s investment in Woodbridge, which owns Bluegreen Corporation, exposes BBX Capital to:

•	risks relating to Bluegreen’s business and Bluegreen’s ability to pay dividends to Woodbridge and in turn Woodbridge’s ability to pay dividends to BBX Capital, and

BBX CAPITAL CORPORATION AND SUBSIDIARIES

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

BBX Sweet Holdings acquisitions and BBX Capital’s acquisition of the assets of Renin Corp exposes BBX Capital to the risks of their respective businesses, which include:

•	the amount and terms of indebtedness associated with the acquisitions which may impact BBX Capital’s financial condition and results of operations and limit BBX Capital’s activities;
•	the failure of the companies to meet financial covenants and that BBX Capital may be required to make further capital contributions or advances to the acquired companies;
•	the risk that the businesses acquired by BBX Capital (including future acquisitions) may not be profitable or perform as anticipated;
•	the risk of commodity price volatility;
•	the risk that the integration of these operating businesses may not be completed effectively or on a timely basis;
•	the risk that BBX Capital may not realize any anticipated benefits or profits from these acquisitions; and
•	Renin’s operations expose BBX Capital to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Great Britain pound.

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

The majority of BBX Capital’s assets do not generate income on a regular or predictable basis. Recognizing the nature of BBX Capital’s assets, BBX Capital’s goal is to build long-term value as opposed to focusing on quarterly or annual earnings.  While capital markets generally encourage short term results, BBX Capital’s objective continues to be long term growth as measured by increases in book value per share over time. Further, BBX Capital does not expect to generate significant revenue from the legacy BankAtlantic assets until the assets are monetized through repayments or transactions involving the sale, joint venture or development of the underlying real estate. BBX Capital is currently utilizing the cash flow from the monetization of its assets and dividends from Woodbridge to pay operating expenses and to invest in income producing real estate, real estate developments, real estate joint ventures and operating businesses. While there is no assurance it will be successful, BBX Capital is seeking to manage its cash needs and the timing of monetizing its existing assets with new investments to maximize its returns. In some cases, this may involve immediate sale and in other cases a longer term hold or development (either directly or through a joint venture).  BBX Capital may also consider transactions involving its investments in operating businesses, including Renin and BBX Sweet Holdings, and BBX Capital may in connection with BBX Capital’s investment with BFC in Woodbridge pursue transactions involving Bluegreen, either

BBX CAPITAL CORPORATION AND SUBSIDIARIES

directly or indirectly through a transaction involving Woodbridge, to monetize all or a portion of BBX Capital’s investment in Woodbridge. Such transactions may include pursuing a future sale or spin-off of a company or other transactions involving public or private issuances of a company’s debt or equity securities which might result in the ownership of less than 100% of an entity.  BBX Capital is also engaged in land entitlement activities and land development projects on certain properties that BBX Capital acquired through foreclosure. These projects have included or may include in the future selling or leasing the improved properties to third parties or entering into joint ventures with developers for the development of residential and commercial real estate projects involving the contribution of properties by BBX Capital as well as potential cash investments in projects.  BBX Capital has also pursued potential investments in joint venture real estate projects that include real estate held by a joint venture partner or property acquired from unrelated parties.  As a result of the substantial decline in real estate values during the recession, the majority of BBX Capital’s non-performing commercial real estate loans and foreclosed real estate were written down in prior periods to the then prevailing estimated fair values of the collateral less costs to sell.  BBX Capital has seen significant improvements generally in real estate markets and believes that the prior estimated fair values of the underlying collateral securing certain of BBX Capital’s commercial real estate loans and BBX Capital’s real estate carrying values may be below current market values.  Additionally, the recovery in the real estate market has favorably affected the financial condition of BBX Capital’s borrowers and BBX Capital is aggressively pursuing its borrowers and/or guarantors in order to maximize recoveries through cash settlements, loan workout arrangements or participation interests in the development or performance of the collateral.  If BBX Capital is successful in its efforts, BBX Capital expects to recognize gains to the extent that the amounts it collects exceed the carrying value of its commercial loans and foreclosed real estate and expects that these gains will be reflected in an increase in BBX Capital’s shareholders’ equity in the long term.  Due to the nature of these activities however, BBX Capital does not expect to generate revenues or earnings on a predictable or consistent basis and BBX Capital may continue to experience current losses from these investments with an anticipated goal of building long term value.  Accordingly, BBX Capital expects the results of its operations to vary significantly on a quarterly basis and BBX Capital may experience losses in future periods.

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

Renin Reportable Segment - The Renin reportable segment consists of the activities of Renin Holdings, LLC and its subsidiaries (“Renin”).  Renin manufactures interior closet doors, wall décor, hardware and fabricated glass products and its distribution channels include big box and independent home improvement retailers, builders, other manufacturers and specialty retail outlets primarily in North America. Renin is headquartered in Brampton, Ontario and has two manufacturing, assembly and distribution facilities located in Brampton, Ontario and Tupelo, Mississippi.  BBX Capital owns 81% of Renin and BFC owns the remaining 19%.

Sweet Holdings Reportable Segment - The Sweet Holdings reportable segment consists of the activities of acquired operating businesses in the candy and confection industry including the activities of Hoffman’s, Jer’s, Williams & Bennett, Helen Grace, Anastasia and Kencraft for the three and six months ended June 30, 2016.  Kencraft was acquired on April 1, 2015 and Droga was acquired in May 2015.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Income (loss) before provision for income taxes for each of BBX Capital’s reportable segments was as follows (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2016	2015	Change	2016	2015	Change
BBX	$4,250	7,844	(3,594)	5,491	9,817	(4,326)
Renin	724	167	557	813	(660)	1,473
Sweet Holdings	(7,259)	(2,142)	(5,117)	(9,020)	(2,541)	(6,479)
Adjusting and Reconciling items (1)	211	229	(18)	332	362	(30)
(Loss) income before benefit
for income taxes	(2,074)	6,098	(8,172)	(2,384)	6,978	(9,362)
Benefit for income taxes (2)	-	(222)	222	-	(219)	219
Net (loss) income	$(2,074)	6,320	(8,394)	(2,384)	7,197	(9,581)

(1)	Represents capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment.
(2)	Benefit for income taxes for the three and six months ended June 30, 2015 resulted from acquisition related measurement adjustments.

BBX Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the BBX reportable segment for the three and six months ended June 30, 2016 and 2015 (in thousands):

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
	2016	2015	Change	2016	2015	Change
Interest income	$913	2,090	(1,177)	1,980	2,908	(928)
Net gains on sales of assets	337	15,439	(15,102)	292	15,441	(15,149)
Income from real estate operations	902	1,013	(111)	1,966	1,939	27
Other revenues	634	490	144	1,255	918	337
Total revenues	2,786	19,032	(16,246)	5,493	21,206	(15,713)
Interest expense	2	15	(13)	2	72	(70)
Real estate operating expenses	911	865	46	1,839	2,045	(206)
Recoveries from loan losses, net	(6,287)	(6,609)	322	(8,035)	(10,430)	2,395
Asset impairments (recoveries), net	1,759	(810)	2,569	1,722	(1,873)	3,595
Selling, general and administrative expenses	8,865	7,268	1,597	17,581	16,615	966
Total costs and expenses	5,250	729	4,521	13,109	6,429	6,680
Equity in earnings of Woodbridge Holdings, LLC	5,059	(10,168)	15,227	11,794	(4,365)	16,159
Equity in net earnings (losses) of unconsolidated joint ventures	1,655	(291)	1,946	1,313	(595)	1,908
Income before income taxes	4,250	7,844	(3,594)	5,491	9,817	(4,326)
Provision for income taxes	-	2	(2)	-	5	(5)
BBX segment income	$4,250	7,842	(3,592)	5,491	9,812	(4,321)

Total Revenues

The decrease in interest income during the three and six months ended June 30, 2016 compared to the same 2015 periods resulted primarily from $1.1 million of interest income received from a non-accrual commercial loan during the 2015 periods.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The decrease in gains on the sales of assets during the three and six months ended June 30, 2016 compared to the same 2015 periods resulted primarily from the sales of two properties located in West Palm Beach, Florida during the three months ended June 30, 2015.  One of the properties, which was purchased by JRG/BBX Development joint venture for $10.8 million, was sold to a third party developer for $20.0 million.  The other property, which had a $3.2 million carrying value at the date of sale, was acquired by BBX through foreclosure and sold for $11.0 million. BBX recognized a gain of $15.5 million in connection with these sales.

Income and expenses from real estate operations consisted of rental income and expenses associated with foreclosed properties.

Included in other revenues during the three and six months ended June 30, 2016 were $491,000 and $913,000, respectively, of revenues from a public storage operating facility that was acquired through foreclosure in April 2013 and $96,000 and $197,000, respectively, of office facilities revenues from BFC for use of its office space.

Other revenues during the three and six months ended June 30, 2015 consisted mainly of $373,000 and $639,000 of income associated with a public storage operating facility and $96,000 and $194,000 of office facilities revenues from BFC.

Recoveries from Loan Losses

Recoveries from loan losses during the three and six months ended June 30, 2016 resulted primarily from settlements on charged off loans and recoveries from the charged off loan portfolio.  Recoveries from loan settlements for the three and six months ended June 30, 2016 were $5.2 million and $6.1 million, respectively.  Recoveries from the charged off loan portfolio for the three and six months ended June 30, 2016 were $1.1 million and $1.7 million, respectively.

Recoveries from loan losses during the three and six months ended June 30, 2015 resulted primarily from settlements on charged off commercial loans and recoveries from the charged off loan portfolio.  Recoveries from commercial loan settlements and the charged off loan portfolio for the three months ended June 30, 2015 were $4.1 million and $1.8 million, respectively.  Recoveries from commercial loan settlements and the charged off loan portfolio for the six months ended June 30, 2015 were $4.7 million and $4.8 million, respectively.

Asset Impairments/Recoveries

Asset impairments during the three and six months ended June 30, 2016 resulted primarily from $2.5 million and $2.7 million, respectively, of impairments on real estate held for sale properties based on updated valuations reflecting executed sales contracts and reductions in listing prices. The above impairments were partially offset by $817,000 and $596,000 of net recoveries during the three and six month periods, respectively, resulting primarily from the foreclosure of residential loans. The foreclosure recoveries reflect that the fair values of the properties less costs to sell were higher than the recorded investment of the foreclosed loans as real estate values appreciated subsequent to the charging down of the loans.

Asset impairments during the three and six months ended June 30, 2015 resulted primarily from $1.0 million and $2.4 million, respectively, of recoveries upon foreclosure partially offset by $200,000 and $593,000, respectively, of real estate impairments due to updated valuations.

Selling, General and Administrative Expenses

The $1.6 million increase in selling, general and administrative expenses for the three months ended June 30, 2016 compared to the same 2015 period resulted primarily from a $624,000 increase in professional fees and $988,000 of higher compensation costs. The increased compensation costs was primarily the result of higher share based compensation associated with the issuance of restricted stock units in September 2015, severance costs and higher salaries and bonuses. The higher salaries were due mainly to new hires and the severance costs resulted from a change in management at an operating property.  The increase in professional fees relate to higher legal fees associated with pursuing an appeal of the SEC civil action as well as increases in accounting and consulting fees.

The $966,000 increase in selling, general and administrative expenses for the six months ended June 30, 2016 compared to the same 2015 period resulted primarily from $1.9 million of higher compensation costs partially offset by $1.1 million of lower professional fees. The increased compensation costs were primarily from the items discussed above and the decline in professional fees relate to lower legal and accounting fees.  The decline in accounting fees reflects lower audit costs and the decrease in legal fees was related to post-trial SEC civil action legal costs incurred during the three months ended March 31, 2015.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Equity in Net Earnings and Losses of Woodbridge

BBX recognized equity in earnings of Woodbridge during the three and six months ended June 30, 2016 of $5.1 million and $11.8 million, respectively, compared to net losses of $10.2 million and $4.4 million during the comparable 2015 periods.  The losses in 2015 were due to an accrual by Woodbridge of a $36.5 million liability in connection with the settlement of the litigation brought by Bluegreen’s former shareholders related to Woodbridge’s April 2013 acquisition of Bluegreen. As BBX has a 46% ownership interest in Woodbridge, the $36.5 million liability reduced BBX’s equity in Woodbridge by $16.8 million for the three and six months ended June 30, 2015.  The remaining activity of Woodbridge for the three and six months ended June 30, 2016 and 2015 consisted primarily of the operations of Bluegreen.

Bluegreen’s net income was $14.0 million and $31.5 million, respectively, for the three and six months ended June 30, 2016 compared to $17.9 million and $33.9 million, respectively, during the comparable 2015 periods. The lower Bluegreen 2016 net income resulted primarily from special bonuses totaling $10.0 million paid during the second quarter of 2016. The special bonus was paid to Bluegreen’s employees and the Company’s Chief Financial Officer, who was previously an employee of Bluegreen.  Other executives at the Company did not participate in the bonus. There were no special bonuses paid during the 2015 periods. The special bonuses were partially offset by increased system-wide sales of vacation ownership interests (“VOIs”) during the 2016 periods. The increase in system-wide sales of VOIs resulted primarily from an increase in the number of total tours, which included an increase in new prospect tours, and an increase in the average sales price per transaction. In addition to an increase in system-wide sales of VOIs, Bluegreen earned an average sales and marketing commission on fee-based sales of 70% and 69% during the three and six months ended June 30, 2016, respectively, as compared to 68% and 67% during the three and six months ended June 30, 2015, respectively.  The second quarter of 2016 included an incentive commission of $1.7 million earned as a result of the achievement of certain sales thresholds pursuant to the terms and conditions of the applicable contractual arrangement.

Equity in Net Earnings and Losses of Unconsolidated Real Estate Joint Ventures

BBX recognized equity in net income of unconsolidated joint ventures of $1.7 million and net losses of $291,000 during the three months ended June 30, 2016 and 2015, respectively, and $1.3 million of net income and $595,000 of net losses for the six months ended June 30, 2016 and 2015, respectively.  The unconsolidated real estate joint ventures are generally real estate joint ventures that develop properties for residential and commercial use.  The equity earnings for the three and six months ended June 30, 2016 reflect earnings from the closings of single-family homes at two joint ventures.  During the three and six months ended June 30, 2015 the joint ventures were in the construction phases and the losses represent mainly marketing and management fees.

Renin Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Renin reportable segment for the three and six months ended June 30, 2016 and 2015 (in thousands):

		For the Three Months			For the Six Months
		Ended June 30,			Ended June 30,
		2016	2015	Change	2016	2015	Change
Trade sales		$16,523	15,432	1,091	30,298	28,956	1,342
Cost of goods sold		(11,878)	(11,535)	(343)	(22,041)	(21,706)	(335)
Gross margin		4,645	3,897	748	8,257	7,250	1,007
Interest expense		78	76	2	142	149	(7)
Selling, general and administrative expenses		3,953	3,724	229	7,622	7,362	260
(Gain) loss on foreign currency exchange		(110)	(70)	(40)	(320)	399	(719)
Total costs and expenses		3,921	3,730	191	7,444	7,910	(466)
Income (loss) before income taxes		724	167	557	813	(660)	1,473
(Benefit) provision for income taxes		-	-	-	-	-	-
Net income (loss)		$724	167	557	813	(660)	1,473
Gross margin percentage	%	28.11	25.25	2.86	27.25	25.04	2.21
SG&A as a percent of trade sales	%	23.92	24.13	(0.21)	25.16	25.42	(0.27)

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Trade sales increased and the gross margin percentage improved for the three and six months ended June 30, 2016 compared to the same 2015 periods due mainly to higher sales of door and hardware products. The improvement in the gross margin percentage resulted primarily from increased sales of higher margin door and hardware products compared to lower margin wall décor products. The increase in trade sales was partially offset by the discontinuation of the wall décor product with a major customer.

During the three and six months ended June 30, 2016, Renin experienced higher selling, general and administrative expenses associated with hiring new management level employees as well as increased consulting and maintenance expenditures to enhance the product development cycle and improve manufacturing efficiencies. Renin’s new members of management include its CEO hired in June 2015, Vice President of Sales hired in September 2015 and its CFO hired in April 2016. The above increases in selling, general and administrative expenses were offset by lower distributions costs associated with the change in the product mix and a decline in selling expenses.

The foreign currency exchange gains or losses for the three and six months ended June 30, 2016 and 2015 resulted from increases or decreases in value of the Canadian dollar compared to the U.S. dollar.

Sweet Holdings Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Sweet Holdings reportable segment for the three and six months ended June 30, 2016 and 2015 (in thousands):

		For the Three Months			For the Six Months
		Ended June 30,			Ended June 30,
		2016	2015	Change	2016	2015	Change
Trade sales		$4,730	4,151	579	11,920	10,162	1,758
Cost of goods sold		(7,081)	(2,660)	(4,421)	(11,965)	(6,324)	(5,641)
Gross margin		(2,351)	1,491	(3,842)	(45)	3,838	(3,883)
Interest expense		158	169	(11)	316	329	(13)
Selling, general and administrative expenses		4,750	3,464	1,286	8,659	6,050	2,609
Total costs and expenses		4,908	3,633	1,275	8,975	6,379	2,596
Loss before income taxes		(7,259)	(2,142)	(5,117)	(9,020)	(2,541)	(6,479)
Benefit for income taxes		-	(224)	224	-	(224)	224
Net loss		$(7,259)	(1,918)	(5,341)	(9,020)	(2,317)	(6,703)
Gross margin percentage	%	(49.70)	35.92	(85.62)	(0.38)	37.77	(38.15)
SG&A as a percent of trade sales	%	100.42	83.45	16.97	72.64	59.54	13.11

The increase in trade sales for the three and six months ended June 30, 2016 compared to the same 2015 period resulted primarily from higher trade sales at Williams and Bennett and Kencraft as well as increased trade sales at Hoffman’s associated with the opening of new retail stores.  Also impacting trade sales for the six months ended June 30, 2016 was the acquisition of Kencraft on April 1, 2015 and as a result trade sales for the six months ended June 30, 2015 includes three months of Kencraft trade sales.

The lower gross margin and gross margin percentage for the three and six months ended June 30, 2016 compared to the same 2015 periods resulted primarily from approximately $3.0 million of inventory markdowns during the three months ended June 30, 2016 related primarily to excess and obsolete inventory.  Also contributing to the lower gross margin for the periods were higher retail trade sales discounts and promotions, as Sweet Holdings is expanding its points of distribution.

 The higher selling, general and administrative expenses for the three months ended June 30, 2016 compared to the same 2015 period reflects $790,000 impairments of trademarks, customer relationships and properties and equipment as well as contract termination costs associated with the closing and relocation of Jer’s sales office and distribution facilities to Kencraft’s facilities in Utah.  Also contributing to the increase in selling, general and administrative expenses for the three months ended June 30, 2016 compared to the same 2015 period was on-going costs to integrate companies and facilities acquired during the years ended December 31, 2014 and 2015 and higher compensation and consulting expense.  The increased compensation expense related to the hiring of a Vice President of Operations, Vice President of Finance and recruitment expenses related to new hires in the sales and marketing departments and employee severance. Selling, general and administrative expenses were also impacted by higher marketing, advertising, compensation and occupancy costs

BBX CAPITAL CORPORATION AND SUBSIDIARIES

associated with Hoffman’s retail store expansion initiatives.  Further, expenses are being incurred at the Sweet Holdings reportable segment in connection with the opening of additional retail stores and the costs associated with the consolidation of the operations of acquired businesses. It is anticipated that the segment will continue to experience losses as the segment incurs expenses associated with these activities and the continued growth of the segment.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

BBX Capital Consolidated Financial Condition

BBX Capital’s total assets as of June 30, 2016 were $390.5 million compared to $393.5 million as of December 31, 2015.  The changes in the components of total assets from December 31, 2015 to June 30, 2016 are summarized below:

•

Increase in cash resulting primarily from Woodbridge and joint venture dividends, repayments of loans receivable and proceeds from the sales of real estate held-for-sale partially offset by operating losses,

•	Decrease in restricted cash associated with land development activities,
•	Lower loans receivable and loans held-for-sale balances due to $17.6 million of loan repayments and $3.7 million of loans transferred as a result of foreclosure to real estate held-for-sale,
•

Higher trade receivables due to increased Renin trade receivables associated with installation projects in which Renin receives payment upon project completion partially offset by lower Sweet Holdings trade receivables reflecting trade sales seasonality,

•	Decrease in real estate held-for-sale primarily from the sale of $11.1 million of real estate and impairments of $2.7 million offset by real estate acquired through foreclosure,
•	Decrease in investment in unconsolidated real estate joint ventures reflecting joint venture dividends partially offset by equity earnings and additional investments in joint ventures,
•	Increase in investment in Woodbridge reflecting $11.8 million of equity in earnings partially offset by $10.7 million of dividends,
•	Increase in properties and equipment associated with the transfer of a student housing facility to properties and equipment from real estate held-for-sale and the opening of Hoffman stores,
•	Decrease in inventory resulted primarily from $3.0 million of Sweet Holdings inventory write-downs partially offset by increased Renin inventory, and
•

Decrease in other intangible assets resulting primarily from a $0.4 million impairment in connection with the relocation of the Jer’s sales office and distribution facility to Kencraft and amortization.

BBX Capital's total liabilities at June 30, 2016 were $53.1 million compared to $57.5 million at December 31, 2015.  The changes in the components of total liabilities from December 31, 2015 to June 30, 2016 are summarized below:

•	Decrease in accounts payable resulting primarily from seasonality,
•	Increase in notes payable associated with additional borrowings at Renin, and
•	Decrease in other liabilities relating to the payment of annual bonuses.

Liquidity and Capital Resources

BBX Capital’s current assets at June 30, 2016 consisted of cash, inventory and trade receivables aggregating $104.5 million. This does not include $21.8 million of current assets held in Renin. BBX Capital had $13.1 million of current liabilities as of June 30, 2016. This does not include $8.2 million of current liabilities of Renin.  BBX Capital’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans, loan recoveries, sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate, revenues from BBX Sweet Holdings’ operations and dividends received from Woodbridge and BBX Capital’s investments in real estate joint ventures. Management believes that BBX Capital has sufficient liquidity to fund operations for the foreseeable future.

BBX Capital expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge. During the six months ended June 30, 2016, BBX Capital received $10.7 million of dividends from Woodbridge. Distributions must be declared by Woodbridge and approved in advance by both BFC and BBX Capital.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations and cash flows, as well as restrictions contained in Bluegreen’s debt facilities. As a consequence, BBX Capital may not receive dividends from Woodbridge consistent with prior periods or in the time frames or amounts anticipated, or at all. BBX Capital may also receive funds from BFC in connection with its tax sharing agreement to the extent BFC utilizes BBX Capital’s tax benefits in BFC’s consolidated tax return.  BBX Capital also expects to obtain funds in subsequent periods from cash flows on its loans, real estate and investments in unconsolidated real estate joint ventures.  BBX Capital also may seek to obtain funds through borrowings or the issuance of equity securities. BBX Capital anticipates utilizing these funds for general corporate purposes, including selling, general and administrative expenses, loan servicing costs, real estate operating expenses, Renin and BBX Sweet Holdings operating expenses and, to the extent of available liquidity, to pursue its business strategy of investing, directly or through joint ventures, in real estate (which may include the acquisition and/or development of real estate) and operating businesses. BBX Sweet Holdings currently intends to continue to pursue acquisitions in the candy and confections industry and BBX Capital may also pursue acquisitions in other industries.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

A significant source of BBX Capital’s liquidity is the liquidation of loans and real estate, recoveries from the charged off loan portfolio, cash proceeds from the contribution of properties to real estate joint ventures, dividends from joint ventures and dividends from Woodbridge.  During the six months ended June 30, 2016, the proceeds from principal repayments of loans, recoveries from the charged off loan portfolio and sales of real estate were approximately $26.4 million and $11.0 million, respectively. There is no assurance that BBX Capital will realize proceeds from these sources in future periods in similar amounts or on similar timeframes.

BBX Capital’s real estate activities include hiring property managers to operate income producing properties, making protective expenditures (including the payment of property taxes) in an effort to maintain the value of properties and undertaking the zoning and entitlement, development or improvement of properties to position the properties for sale, or potential joint venture arrangements.

BBX Capital’s Consolidated Contractual Obligations as of June 30, 2016 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Operating lease obligations	$18,966	3,187	6,239	4,825	4,715
Notes payable (1)	22,098	3,707	9,097	7,698	1,596
Other obligations	280	120	160	-	-
Total contractual cash obligations	$41,344	7,014	15,496	12,523	6,311

(1)	Amounts represent scheduled principal payments and do not include interest payments.

Notes payable as of June 30, 2016 consisted of a term loan and revolving credit advances of Renin with an aggregate balance of $8.6 million, $6.8 million of promissory notes, including promissory notes representing holdback amounts, issued by BBX Sweet Holdings in connection with its acquisitions, and a term loan and revolving line-of-credit of BBX Sweet Holdings with aggregate balances of $6.6 million.

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are not included in the contractual obligations table above, and also guarantees certain of the obligations in the above table.  See Note 11 Commitments and Contingencies to the “Notes to Condensed Consolidated Financial Statements - Unaudited”, for a discussion of BBX Capital’s contingent obligations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June  30, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

BBX Capital Corporation

August 9, 2016	By	/s/Jarett S. Levan
Date		Jarett S. Levan
Acting Chairman of the Board
and Chief Executive Officer; President

August 9, 2016	By:	/s/Raymond S. Lopez
Date		Raymond S. Lopez
Executive Vice President,
Chief Financial Officer