Form 10-Q
period 2016-09-30
BBX CAPITAL CORP
filed 2016-11-08
CIK 921768

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [   ] YES   [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Title of Each Class	Outstanding at November 3, 2016
Class A Common Stock, par value $0.01 per share	16,483,866
Class B Common Stock, par value $0.01 per share	195,045

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION-UNAUDITED

	September 30,	December 31,
(In thousands, except share data)	2016	2015
ASSETS
Cash and cash equivalents	$120,266	69,040
Restricted cash and time deposits	350	2,651
Loans held-for-sale	-	21,354
Loans receivable, net	28,616	34,035
Trade receivables, net of allowance for bad debts of $190 in 2016 and $404 in 2015	14,823	13,732
Real estate held-for-investment	21,720	31,290
Real estate held-for-sale	35,729	46,338
Investments in unconsolidated real estate joint ventures	43,318	42,962
Investment in Woodbridge Holdings, LLC	78,152	75,545
Properties and equipment	24,523	18,083
Inventories	18,189	16,347
Goodwill	7,601	7,601
Other intangible assets	7,823	8,211
Other assets	6,102	6,316
Total assets	$407,212	393,505
LIABILITIES AND EQUITY
Liabilities:
Accounts payable	$9,739	11,059
Notes payable, net of debt issuance costs	15,547	21,385
Principal and interest advances on residential loans	8,255	10,356
Other liabilities	15,716	14,726
Total liabilities	49,257	57,526
Commitments and contingencies (Note 10)
Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Class A common stock, $.01 par value, authorized 25,000,000
shares; issued and outstanding 16,422,743 and 16,199,145 shares	164	162
Class B common stock, $.01 par value, authorized 1,800,000
shares; issued and outstanding 195,045 and 195,045 shares	2	2
Additional paid-in capital	352,584	350,878
Accumulated earnings (deficit)	2,578	(16,622)
Accumulated other comprehensive income	737	384
Total BBX Capital Corporation shareholders' equity	356,065	334,804
Noncontrolling interest	1,890	1,175
Total equity	357,955	335,979
Total liabilities and equity	$407,212	393,505

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - UNAUDITED

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In thousands)	2016	2015	2016	2015
Revenues:
Trade sales	$22,078	21,537	64,290	60,655
Interest income	1,321	2,720	3,301	5,628
Net gains (losses) on the sales of assets	5,034	(145)	5,326	15,296
Income from real estate operations	312	851	2,278	2,790
Other	959	572	2,220	1,490
Total revenues	29,704	25,535	77,415	85,859
Costs and expenses:
Cost of goods sold	16,674	16,186	50,680	44,216
Interest expense	(128)	5	-	193
Real estate operating expenses	484	1,003	2,323	3,048
Recoveries from loan losses, net	(10,944)	(4,427)	(18,979)	(14,856)
Asset (recoveries) impairments, net	(30)	274	1,692	(1,599)
Selling, general and administrative expenses	16,837	19,398	50,699	49,424
Total costs and expenses	22,893	32,439	86,415	80,426
Equity in earnings of Woodbridge Holdings, LLC	10,307	10,306	22,101	5,941
Equity in net earnings (losses) of unconsolidated real estate joint ventures	4,480	(158)	5,793	(753)
Foreign exchange gain (loss)	5	(236)	325	(635)
Income before income taxes	21,603	3,008	19,219	9,986
Provision (benefit) for income taxes	5	(31)	5	(250)
Net income	21,598	3,039	19,214	10,236
Net loss (earnings) attributable to noncontrolling interest	101	77	(14)	(1,948)
Net income attributable to BBX Capital Corporation	$21,699	3,116	19,200	8,288

Basic earnings per share	$1.32	0.19	1.17	0.51
Diluted earnings per share	$1.26	0.18	1.12	0.50

Basic weighted average number of common shares outstanding	16,397	16,175	16,395	16,173

Diluted weighted average number of common and common
equivalent shares outstanding	17,270	16,852	17,067	16,692

Net income	$21,598	3,039	19,214	10,236
Other comprehensive income, net of tax
Foreign currency translation adjustments	568	121	378	220
Unrealized (losses) gains on securities available for sale	(9)	-	47	-
Other comprehensive income, net of tax	559	121	425	220
Comprehensive income	22,157	3,160	19,639	10,456
Net losses (earnings) attributable to noncontrolling interest	101	77	(14)	(1,948)
Foreign currency translation adjustments attributable
to noncontrolling interest	108	(23)	72	(42)
Total comprehensive income attributable to BBX
Capital Corporation	$22,366	3,214	19,697	8,466

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF TOTAL EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 - UNAUDITED

	Shares of
	Class A				Accumulated
	Common		Additional	Accumulated	Other	BBX Capital	Non-
	Stock	Common	Paid-in	Earnings	Comprehensive	Corporation	Controlling	Total
(In thousands)	Outstanding	Stock	Capital	(Deficit)	Income	Equity	Interest	Equity
Balance, December 31, 2014	15,977	$162	347,937	(38,396)	85	309,788	1,492	311,280
Net income	-	-	-	8,288	-	8,288	1,948	10,236
Other comprehensive income	-	-	-	-	178	178	42	220
Noncontrolling interest contributions	-	-	-	-	-	-	(2,268)	(2,268)
Repurchase and retirement of Class A common shares	(160)	(2)	(2,527)	-	-	(2,529)	-	(2,529)
Share based compensation expense	382	4	3,827	-	-	3,831	-	3,831
Balance, September 30, 2015	16,199	$164	349,237	(30,108)	263	319,556	1,214	320,770

Balance, December 31, 2015	16,199	$164	350,878	(16,622)	384	334,804	1,175	335,979
Net income	-	-	-	19,200	-	19,200	14	19,214
Other comprehensive income	-	-	-	-	353	353	72	425
Noncontrolling interest contributions	-	-	-	-	-	-	664	664
Transfer of interest in subsidiary	-	-	35	-	-	35	(35)	-
Repurchase and retirement of Class A common shares	(158)	(2)	(3,246)		-	(3,248)	-	(3,248)
Share based compensation expense	382	4	4,917	-	-	4,921	-	4,921
Balance, September 30, 2016	16,423	$166	352,584	2,578	737	356,065	1,890	357,955

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

	For the Nine Months
	Ended September 30,
(In thousands)	2016	2015
Net cash used in operating activities	$(5,666)	(13,211)
Investing activities:
Proceeds from redemptions and maturities of tax certificates	347	188
Decrease (increase) in restricted cash and time deposits	1,306	(2,649)
Investments in securities	(571)	-
Net repayments of loans receivable	42,025	27,035
Proceeds from the sale of loans receivable	-	89
Additions to real estate held-for-investment	(2,042)	(15,692)
Additions to real estate held-for-sale	(277)	-
Purchases of real estate held-for-sale	-	(10,667)
Proceeds from sales of real estate held-for-sale	20,788	35,770
Purchases of properties and equipment	(1,916)	(2,292)
Proceeds from sales of properties and equipment	-	314
Investment in unconsolidated real estate joint ventures	(2,353)	(2,690)
Investment in Woodbridge Holdings, LLC	-	(11,385)
Return of Woodbridge Holdings, LLC investment	-	14,781
Return of unconsolidated real estate joint ventures investment	4,388	-
Increase in other intangible assets	(540)	-
Acquisitions of businesses, net of cash acquired	-	(10)
Net cash provided by investing activities	61,155	32,792
Financing activities:
Repayment of BB&T preferred interest in FAR, LLC	-	(12,348)
Proceeds from notes payable	327	4,997
Repayment of notes payable to related parties	-	(11,750)
Repayment of notes payable	(5,254)	(1,112)
Payments for debt issuance costs	-	(48)
Noncontrolling interest contributions	664	-
Noncontrolling interest distributions	-	(2,268)
Net cash used in financing activities	(4,263)	(22,529)
Increase (decrease) in cash and cash equivalents	51,226	(2,948)
Cash and cash equivalents at the beginning of period	69,040	58,819
Cash and cash equivalents at the end of period	$120,266	55,871

Cash paid for:
Interest on borrowings	$365	915
Income taxes payments, net	-	49
Supplementary disclosure of non-cash investing and
financing activities:
Retirement of Class A Common Stock in connection with share based compensation
withholding tax obligation	3,248	2,529
Loans receivable transferred to real estate
held-for-sale or real estate held-for-investment	4,612	2,987
Change in accumulated other comprehensive income	425	220
Transfer of real estate-held-for-investment to real estate-held-for-sale	11,582	38,707
Transfer of real estate-held-for-sale to properties and equipment	6,557	-
Transfer of loans held-for-sale to loans receivable, net	16,078	7,365
Repayment of note payable with restricted time deposit	995	-
Fair value of net assets acquired in connection with business acquisitions	-	1,683
Issuance of notes payable to acquire businesses	-	(1,389)

See Notes to Condensed Consolidated Financial Statements - Unaudited

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

1.  Presentation of Interim Financial Statements

Basis of Financial Statement Presentation – BBX Capital Corporation together with its subsidiaries is referred to herein as “BBX Capital”, “we”, “us,” or “our” and is referred to herein without its subsidiaries as “BBX Capital Corporation”. BBX Capital is a Florida-based company involved in the acquisition, development, ownership and management of and investments in real estate and real estate development projects as well as operating businesses.  Prior to the sale of BankAtlantic to BB&T Corporation (“BB&T”) on July 31, 2012, BBX Capital Corporation was a bank holding company and its principal asset was the ownership of BankAtlantic.  The principal assets of BBX Capital currently consist of its 46% equity interest in Woodbridge Holdings, LLC (“Woodbridge”), investments in real estate joint ventures and operating businesses,  and legacy loans and real estate assets transferred to BBX Capital in connection with the sale of BankAtlantic.

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

In September 2016, BBX Capital entered into an area development agreement with MOD Super Fast Pizza, LLC with a goal of opening 50 MOD Super Fast Pizza franchise locations throughout Florida over the next seven years.

BBX Capital has two classes of common stock. Holders of the Class A common stock are entitled to one vote per share, which in the aggregate represents 53% of the combined voting power of the Class A common stock and the Class B common stock. Class B common stock represents the remaining 47% of the combined vote. The percentage of total common equity represented by Class A and Class B common stock was 99% and 1%, respectively, at September 30, 2016.  The fixed voting percentages will be eliminated, and shares of Class B common stock will be entitled to only one vote per share from and after the date that BFC or its affiliates no longer own in the aggregate at least 97,523 shares of Class B common stock (which is one-half of the number of shares it now owns). Class B common stock is convertible into Class A common stock on a share for share basis at any time at BFC’s discretion.

On September 30, 2016, 381,622 shares of restricted Class A common stock units granted to executive officers in September 2012 and September 2014 vested.  BBX Capital repurchased and retired an aggregate of 158,024 shares of the executive officers’ Class A common stock to satisfy the $3.2 million withholding tax obligations associated with the vesting of these shares. Between October 1, 2016 and October 5, 2016 104,872 shares of restricted Class A common stock units granted to executive officers in September 2015 vested.  BBX Capital repurchased and retired an aggregate of 43,749 shares of the executive officers’ Class A common stock to satisfy the $0.9 million withholding tax obligations associated with the vesting of these shares.

BBX Capital entered into a definitive merger agreement (the “Merger Agreement”) with BFC and BBX Merger Subsidiary LLC, a newly formed wholly owned subsidiary of BFC (“Merger Sub”) on July 27, 2016 and amended on October 20, 2016. The Merger Agreement provides for BBX Capital Corporation to merge with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving company of the Merger and a wholly owned subsidiary of BFC. Under the terms of the Merger Agreement, which has been approved by a special committee comprised of BBX Capital Corporation’s independent directors as well as the full boards of directors of both BFC and BBX Capital Corporation, each share of BBX Capital’s Class A Common Stock outstanding immediately prior to the effective time of the Merger (other than shares of BBX Capital’s Class A Common Stock held by BFC and shares of BBX Capital’s Class A Common Stock as

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

to which appraisal rights are exercised and perfected in accordance with Florida law) will be converted into the right to receive, at the election of the holder, 5.4 shares of BFC’s Class A Common Stock or $20.00 in cash for each share of BBX Class A Common Stock held by them.  BBX Capital’s shareholders will have the right to elect to receive all cash, all stock, or a combination of cash and stock in exchange for their shares. Each option to acquire shares of BBX Capital’s Class A Common Stock that is outstanding at the effective time of the Merger, whether or not then exercisable, will be converted into an option to acquire shares of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares which may be acquired upon exercise of the option will be multiplied by the exchange ratio of 5.4 shares of BFC’s Class A Common Stock for each share of BBX Capital’s Class A Common Stock subject to the option and the exercise price of the option will be divided by 5.4. In addition, each share of BBX Capital’s Class A Common Stock subject to a restricted stock award outstanding at the effective time of the Merger will be converted into a restricted share of BFC’s Class A Common Stock and be subject to the same terms and conditions as in effect at the effective time of the Merger, except that the number of shares subject to the award will be multiplied by the exchange ratio of 5.4 shares of BFC’s Class A Common Stock for each share of BBX Capital’s Class A Common Stock subject to the award.  Consummation of the Merger is subject to certain closing conditions, including, without limitation, (i) the approval of the Merger Agreement by (a) holders of shares of BBX Capital’s Class A Common Stock and Class B Common Stock representing a majority of the votes entitled to be cast on the Merger Agreement, and  (b) holders of a majority of the shares of BBX Capital’s Class A Common Stock voted on the Merger Agreement other than shares held by BFC and its affiliates and (ii) unless waived by BFC and BBX Capital, any litigation or threatened litigation against BFC or BBX Capital Corporation or their affiliates relating to the Merger shall be resolved to the satisfaction of BFC and BBX Capital Corporation or the holders of at least 2,250,000 shares of BBX Capital’s Class A Common Stock shall execute a waiver and release irrevocably waiving the right to participate in, or receive any proceeds from, any shareholder class action lawsuit relating to the Merger and releasing BFC, BBX Capital and their affiliates from any claims arising out of the Merger Agreement other than with respect to appraisal rights or the right to receive the Merger consideration. Pursuant to the Merger Agreement, BFC has agreed to vote all of BBX Capital’s Class A Common Stock and Class B Common Stock owned by it in favor of the Merger Agreement. Accordingly, approval of the Merger Agreement with respect to the combined vote of the holders of BBX Capital’s Class A Common Stock and Class B Common Stock described under clause (i)(a) above is assured. There is no assurance that the approval of the unaffiliated shareholders will be received. The Merger is also conditioned, unless waived, on holders of not more than 150,000 shares of BBX Capital’s Class A Common Stock exercising appraisal rights and the absence of any “Material Adverse Effect” (as defined in the Merger Agreement)  with respect to either BFC or BBX Capital. The Merger is not subject to a financing condition. There is no assurance that the conditions to completing the Merger will be satisfied or waived, or that the Merger will be otherwise consummated in the anticipated time frame, on the proposed terms, or at all.

A lawsuit seeking to establish a class of BBX Capital’s shareholders and challenging the Merger is pending in the 17th Judicial Circuit in and for Broward County, Florida. The lawsuit alleges, among other things, that the proposed Merger consideration undervalues BBX Capital and is unfair to BBX Capital’s public shareholders and that BBX Capital’s directors and BFC breached certain fiduciary duties to BBX Capital’s public shareholders. The lawsuit seeks to enjoin the Merger or, if it is completed, to rescind the Merger or recover relief as determined by the court. BFC and BBX Capital believe that the lawsuit is without merit and intend to vigorously defend the action. See Note 10 and “Part II, Item 1 – Legal Proceedings” of this report for additional information regarding this lawsuit.  BFC and BBX Capital have also received letters threatening additional litigation relating to the Merger.

All significant inter-company balances and transactions have been eliminated in consolidation.  As used in each case in this document, the term “fair value” is an estimate of fair value as discussed herein.

The accompanying unaudited condensed consolidated financial statements of BBX Capital have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In management's opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) as are necessary for a fair statement of BBX Capital's condensed consolidated statement of financial condition at September 30, 2016, the condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015, and the condensed consolidated statements of total equity and statements of cash flows for the nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results of operations that may be expected for the subsequent interim period during 2016 or for the year ended December 31, 2016.  The condensed consolidated financial statements and related notes are presented as permitted by Form 10-Q and should be read in conjunction with the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Basic earnings per share excludes dilution and is computed by dividing net income attributable to BBX Capital by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

dilution that could occur if options to issue common shares were exercised or restricted stock units of BBX Capital were to vest. In calculating diluted earnings per share, net income attributable to BBX Capital is divided by the weighted average number of common shares. Options and restricted stock units are included in the weighted average number of common shares outstanding based on the treasury stock method, if dilutive.  During the three and nine months ended September  30, 2016, options to acquire 6,614 shares of Class A common stock were anti-dilutive and excluded from diluted earnings per share.  During the three and nine months ended September 30, 2015, options to acquire 10,323 shares of Class A common stock were anti-dilutive and excluded from diluted earnings per share.

Recently Adopted Accounting Pronouncements

As of January 1, 2016, BBX Capital adopted Accounting Standards Update (“ASU”) Number 2015-03 –– Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs as amended by ASU 2015-15.  ASU 2015-03 requires debt issuance costs related to recognized debt liabilities to be presented in the statement of financial condition as a direct deduction from the debt liability rather than an asset. However, ASU 2015-03 also permits presentation of debt issuance costs on line-of-credit arrangements as assets. Accordingly, as of September 30, 2016, approximately $23,000 of deferred debt issuance costs was presented as a direct deduction within Notes Payable on BBX Capital's Condensed Consolidated Statement of Financial Condition. Additionally, BBX Capital reclassified $36,000 of deferred debt issuance costs from Other Assets to Notes Payable as of December 31, 2015. Debt issuance costs for line-of-credit arrangements of $257,000 and $306,000 were included in other assets in BBX Capital’s Condensed Consolidated Statement of Financial Condition as of September 30, 2016 and December 31, 2015, respectively.

As of January 1, 2016, BBX Capital adopted ASU 2015-02 – Amendments to the Consolidation Analysis (Topic 810). ASU 2015-02 changed the manner in which a reporting entity assesses one of the five characteristics that determines if an entity is a variable interest entity.  In particular, when decision-making over the entity’s most significant activities has been outsourced, the update changes how a reporting entity assesses if the equity holders at risk lack decision making rights. The update also introduces a separate analysis specific to limited partnerships and similar entities for assessing if the equity holders at risk lack decision making rights.  The adoption of this update on January 1, 2016 did not have a material impact on BBX Capital’s consolidated financial statements.

New Accounting Pronouncements:

The FASB has recently issued the following accounting pronouncements and guidance relevant to the preparation of BBX Capital’s financial statements. (See BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2015 for accounting pronouncements issued prior to March 31, 2016 relevant to BBX Capital’s operations):

Accounting Standards Update (ASU) No. 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. This ASU presents guidance on the classification of certain cash receipts and payments with the objective of reducing the existing diversity in current practice. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted in any interim or annual period.  BBX Capital is currently evaluating the requirements of this update and has not yet determined its impact on BBX Capital’s consolidated financial statements.

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

Accounting Standards Update (ASU) No. 2016-09 – Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.  This update simplifies various aspects related to how share-based payments are accounted for and presented in the financial statements including income tax consequences, classification of awards as either equity or liabilities and classification in the statement of cash flows. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016 and interim periods within the reporting period.  Early adoption is permitted in any interim or annual period.  The adoption of this update is not expected to have a material impact on BBX Capital’s consolidated financial statements.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Accounting Standards Update (ASU) No.  2016-07 –– Investments – Equity Method and Joint Ventures (Topic 323) – Simplifying the Transition to the Equity Method of Accounting. This update eliminates retroactive adjustments for an investment that qualifies for the use of the equity method as a result of an increase in the level of ownership interest associated with an existing investment.  The amendment requires that the equity method investor add the cost of acquiring the additional interest to the current investment and adopt the equity method on the date that the investment becomes qualified for equity method accounting. The amendments in this update are effective for fiscal years beginning after December 15, 2016.  Early adoption is permitted.  The adoption of this update is not expected to have a material impact on BBX Capital’s consolidated financial statements.

Accounting Standards Update (ASU) No. 2014-09 –  Revenue Recognition (Topic 606): Revenue from Contracts with Customers. This guidance is intended to improve the financial reporting requirements for revenue from contracts with customers by providing a principle based approach. It also requires disclosures designed to enable readers of financial statements to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Further, in March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net), in April and May 2016, the FASB issued ASU 2016-10 and 2016-12, respectively, Revenue from Contracts with Customers (Topic 606) and also in May 2016 the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivative and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-19. These updates clarify implementation guidance on the related topic. The accounting guidance updates will replace most existing revenue recognition guidance in GAAP. The standard is effective for annual and interim reporting periods beginning after December 15, 2017.  Earlier adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  BBX Capital is currently evaluating the requirements of these updates and has not yet determined their impact on its consolidated financial statements.

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

The following is activity related to BBX Capital’s investment in Woodbridge, which is accounted for under the equity method (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Investment in Woodbridge - beginning of period	$76,631	62,496	75,545	73,026
Additional investment in Woodbridge	-	11,385	-	11,385
Equity in earnings of Woodbridge	10,307	10,306	22,101	5,941
Dividends received from Woodbridge	(8,786)	(14,557)	(19,494)	(20,722)
Investment in Woodbridge - end of period	$78,152	69,630	78,152	69,630

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The Condensed Consolidated Statements of Financial Condition as of the dates indicated of Woodbridge were as follows (in thousands):

	As of
	September 30,	December 31,
	2016	2015
Assets
Cash and restricted cash	$182,831	172,758
Notes receivable, net	424,533	415,598
Notes receivable from related parties	80,000	80,000
Inventory of real estate	227,688	220,211
Properties and equipment, net	71,815	71,937
Intangible assets, net	61,806	61,977
Other assets	66,976	61,794
Total assets	$1,115,649	1,084,275
Liabilities and Equity
Accounts payable, accrued liabilities and other	$123,679	113,473
Deferred tax liabilities, net	140,261	110,202
Notes payable	488,245	503,521
Junior subordinated debentures	151,976	150,485
Total liabilities	904,161	877,681
Total Woodbridge members' equity	169,063	163,397
Noncontrolling interest	42,425	43,197
Total equity	211,488	206,594
Total liabilities and equity	$1,115,649	1,084,275

The Condensed Consolidated Statements of Operations of Woodbridge were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total revenues	$180,633	175,861	495,724	458,365
Total costs and expenses	143,009	135,766	411,703	405,811
Other income	926	1,089	1,075	3,278
Income before taxes	38,550	41,184	85,096	55,832
Provision for income taxes	14,369	15,048	30,473	33,575
Net income	24,181	26,136	54,623	22,257
Net income attributable to noncontrolling interest	(1,775)	(3,732)	(6,578)	(9,343)
Net income attributable to Woodbridge	22,406	22,404	48,045	12,914
BBX Capital 46% equity in earnings of Woodbridge	$10,307	10,306	22,101	5,941

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

3.  Investments in Unconsolidated Real Estate Joint Ventures

BBX Capital had the following investments in unconsolidated real estate joint ventures (in thousands):

	September 30,	December 31,
Investment in unconsolidated real estate joint ventures	2016	2015
Altis at Kendall Square, LLC	$705	764
Altis at Lakeline - Austin Investors LLC	5,201	5,210
New Urban/BBX Development, LLC	903	864
Sunrise and Bayview Partners, LLC	1,566	1,577
Hialeah Communities, LLC	2,947	4,569
PGA Design Center Holdings, LLC	1,857	1,911
CCB Miramar, LLC	875	875
Centra Falls, LLC	706	727
The Addison on Millenia Investment, LLC	5,868	5,778
BBX/S Millenia Blvd Investments, LLC	4,983	4,905
Altis at Bonterra - Hialeah, LLC	17,375	15,782
Altis at Shingle Creek Manager, LLC	332	-
Investments in unconsolidated real estate joint ventures	$43,318	42,962

BBX Capital’s investments in unconsolidated real estate joint ventures are accounted for as variable interest entities.

The amount of interest capitalized in investments in unconsolidated real estate joint ventures associated with joint venture real estate development activities for the three and nine months ended September 30, 2016 was $275,000 and $608,000, respectively, and for the three and nine months ended September 30, 2015 was $131,000 and $359,000, respectively.

BBX Capital received $5.0 million and $6.6 million of distributions from unconsolidated real estate joint ventures for the three and nine months ended September 30, 2016, respectively.

The condensed Statements of Operations for the three and nine months ended September 30, 2016 and 2015 for all the above listed equity method joint ventures in the aggregate was as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total revenues	$11,726	1,051	17,980	2,088
Total costs and expenses	(4,109)	(1,075)	(9,136)	(3,463)
Net earnings (loss)	$7,617	(24)	8,844	(1,375)
Equity in net earnings (losses) of unconsolidated real estate joint ventures	$4,480	(158)	5,793	(753)

See Note 6 to the Consolidated Financial Statements included in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2015 for information on investments in BBX Capital’s unconsolidated real estate joint ventures.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

4.  Loans Held-for-Sale and Loans Receivable

BBX Capital’s loans held-for-sale and loans receivable portfolios consisted of the following components (in thousands):

	September 30,	December 31,
	2016	2015

Loans held-for-sale	$-	21,354

Commercial non-real estate	$1,190	11,250
Commercial real estate	7,879	16,294
Small business	2,645	4,054
Consumer	1,907	2,368
Residential	14,995	69
Loans receivable, net	$28,616	34,035

As of September 30, 2016, foreclosure proceedings were in-process on $10.2 million of residential loans and $0.3 million of consumer loans.

Loans held-for-sale are reported at the lower of cost or fair value measured on an aggregate basis.  As of December 31, 2015 the lower of cost or fair value adjustment on loans held-for-sale was $1.6 million. BBX Capital transfers loans from held-for-sale to loans receivable when, based on the current economic environment and related market conditions, it has the intent to hold those loans for the foreseeable future. As of June 30, 2016, based on then current market conditions and an evaluation of the residential loan portfolio, BBX Capital transferred residential loans held-for-sale with aggregate unpaid principal balances, net of charge-offs, of $17.3 million from loans held-for-sale to loans receivable. The lower of cost or fair value of the residential loans on the transfer date was $16.1 million. Any difference between the lower of cost or fair value of the loan and the unpaid principal balance net of charge-offs was recognized as a discount.

The total discount on loans receivable was $3.6 million and $3.3 million as of September 30, 2016 and December 31, 2015, respectively.

The unpaid principal balance less charge-offs and discounts of non-accrual loans receivable was (in thousands):

	September 30,	December 31,
Loan Class	2016	2015
Commercial non-real estate	$1,190	1,250
Commercial real estate	5,952	9,639
Small business	2,645	4,054
Consumer	1,809	2,368
Residential	13,569	69
Total nonaccrual loans	$25,165	17,380

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

An age analysis of the past due recorded investment in loans receivable as of September  30, 2016 and December 31, 2015 was as follows (in thousands):

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
September 30, 2016	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	330	330	860	1,190
Commercial real estate	-	-	3,986	3,986	3,893	7,879
Small business	68	-	56	124	2,521	2,645
Consumer	-	12	557	569	1,338	1,907
Residential	520	22	10,302	10,844	4,151	14,995
Total	$588	34	15,231	15,853	12,763	28,616

						Total
	31-59 Days	60-89 Days	90 Days	Total		Loans
December 31, 2015	Past Due	Past Due	or More (1)	Past Due	Current	Receivable
Commercial non-real estate	$-	-	329	329	10,921	11,250
Commercial real estate	-	-	3,986	3,986	12,308	16,294
Small business:	-	205	-	205	3,849	4,054
Consumer	316	138	562	1,016	1,352	2,368
Residential	-	24	42	66	3	69
Total	$316	367	4,919	5,602	28,433	34,035

 (1)  BBX Capital had no loans that were 90 days or more past due and still accruing interest as of September 30, 2016 and December 31, 2015.

The activity in the allowance for loan losses for the three and nine months ended September  30, 2016 and 2015 was as follows (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
Allowance for Loan Losses:	2016	2015	2016	2015
Beginning balance	$-	172	-	977
Charge-offs :	(48)	(97)	(144)	(993)
Recoveries :	10,992	4,352	19,123	14,872
Provision :	(10,944)	(4,427)	(18,979)	(14,856)
Ending balance	$-	-	-	-
Ending balance individually evaluated for impairment	$-	-	-	-
Ending balance collectively evaluated for impairment	-	-	-	-
Total	$-	-	-	-
Loans receivable:
Ending balance individually evaluated for impairment	$22,356	14,475	22,356	14,475
Ending balance collectively evaluated for impairment	6,260	13,225	6,260	13,225
Total	$28,616	27,700	28,616	27,700
Proceeds from loan sales	$-	-	-	89
Transfer from loans held-for-sale	$-	-	16,078	7,365

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Impaired loans as of September 30, 2016 and December 31, 2015 were as follows (in thousands):

	As of September 30, 2016			As of December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance

Total with allowance recorded	$-	-	-	-	-	-
Total with no allowance recorded	25,338	42,086	-	17,380	30,212	-
Total	$25,338	42,086	-	17,380	30,212	-

Average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2016 were as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016		September 30, 2016
	Average Recorded	Interest Income	Average Recorded	Interest Income
	Investment	Recognized	Investment	Recognized
Total with allowance recorded	$-	-	-	-
Total with no allowance recorded	25,731	189	24,573	566
Total	$25,731	189	24,573	566

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

BBX Capital had no commitments to lend additional funds on impaired loans as of September 30, 2016.

5.  Real Estate Held-for-Investment and Real Estate Held-for-Sale

While BBX Capital has in the past acquired certain real estate parcels, BBX Capital’s real estate has been primarily acquired through foreclosures, settlements, or deeds in lieu of foreclosure.  Upon acquisition, real estate is classified as real estate held-for-sale or real estate held-for-investment. Real estate is classified as held-for-sale when the property is available for immediate sale in its present condition, management commits to a plan to sell the property, an active program to locate a buyer has been initiated, the property is being marketed at a price that is reasonable in relation to its current fair value and it is likely that a sale will be completed within one year. When the property does not meet the real estate held-for-sale criteria, the real estate is classified as held-for-investment.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents real estate held-for-sale grouped in the following classifications (in thousands):

	As of
	September 30, 2016	December 31, 2015
Real estate held-for-sale
Land	$30,111	25,994
Rental properties	1,748	17,162
Residential single-family	3,840	2,924
Other	30	258
Total real estate held-for-sale	$35,729	46,338

The following table presents real estate held-for-investment grouped in the following classifications (in thousands):

	As of
	September 30, 2016	December 31, 2015
Real estate held-for-investment
Land	$20,830	30,369
Other	890	921
Total real estate held-for-investment	$21,720	31,290

The amount of interest capitalized to land held-for-investment associated with real estate development improvements for the three and nine months ended September 30, 2015 was $275,000 and $706,000, respectively.  There was no interest capitalized to land held-for-investment for the three or nine months ended September 30, 2016.

The following table presents the activity in real estate held-for-sale and held-for-investment for the three and nine months ended September 30, 2016 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016		September 30, 2016
	Real Estate		Real Estate
	Held-for-Sale	Held-for-Investment	Held-for-Sale	Held-for-Investment
Beginning of period, net	$32,854	30,046	46,338	31,290
Acquired through foreclosure	949	-	4,612	-
Transfers	8,542	(8,542)	11,582	(11,582)
Transfers to property and equipment	-	-	(6,557)	-
Improvements	52	226	277	2,042
Accumulated depreciation	-	(10)	-	(30)
Sales	(6,528)	-	(17,635)	-
Impairments, net	(140)	-	(2,888)	-
End of period, net	$35,729	21,720	35,729	21,720

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

The following table presents the real estate held-for-sale valuation allowance activity for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Beginning of period	$6,917	2,532	4,400	2,940
Transfer to held-for-investment	-	-	-	(93)
Impairments, net (1)	140	546	2,888	844
Sales	(43)	(110)	(274)	(723)
End of period	$7,014	2,968	7,014	2,968
(1)	Tax certificate impairments are not included

6.   Inventories

Inventories were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$5,376	5,822
Paper goods and packaging materials	3,032	4,504
Finished goods	9,781	6,021
Total	$18,189	16,347

Inventories consisted of  $10.6 million at Renin and $7.6 million at BBX Sweet Holdings as of September 30, 2016, and $8.4 million at Renin and $7.9 million at BBX Sweet Holdings as of December 31, 2015.  Shipping and handling fees billed to the customers were recorded as trade sales and shipping and handling fees paid by BBX Capital were recorded as selling, general, and administrative expenses.  Included in BBX Capital’s Condensed Consolidated Statements of Operations as selling, general, and administrative expenses for the three and nine months ended September 30, 2016 were $1.4 million and $3.9 million, respectively, of costs associated with shipping goods to customers. Included in BBX Capital’s Condensed

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Consolidated Statements of Operations as selling, general, and administrative expenses for the three and nine months ended September  30, 2015  were $1.4 million and $3.9 million, respectively, of costs associated with shipping goods to customers.

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first out method.  In valuing inventory, BBX Capital makes assumptions regarding the reserves required for excess and obsolete inventory based on judgments and estimates formulated from available information. BBX Capital’s estimates for excess and obsolete inventory are based on historical and forecasted usage. Inventory is also examined for upcoming expiration and reserves  are recorded where appropriate. Reserves for lower of cost or market value for expiring, shrinkage and excess and obsolete inventory were $2.6 million and $1.1 million as of September 30, 2016 and December 31, 2015, respectively, and included in costs of goods sold was $238,000  and $3.4 million of inventory write-downs for the three and nine months ended September 30, 2016, respectively.

7.   Related Parties

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

Effective December 1, 2012, BBX Capital entered into an agreement with BFC pursuant to which BBX Capital provides office facilities to BFC and is reimbursed by BFC based on cost. BFC also provides risk management services to BBX Capital and BFC is reimbursed by BBX Capital based on cost.  During the three and nine months ended September 30, 2015, BBX Capital’s employees were provided health insurance under policies maintained by Bluegreen for which Bluegreen was reimbursed at cost. Beginning January 1, 2016, BBX Capital employees have been provided health insurance through health insurance policies maintained by BBX Capital.

The table below shows the effect of these related party agreements and arrangements on BBX Capital’s Condensed Consolidated Statements of Operations for the three and nine months ended September  30, 2016 and 2015 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Other revenues	$101	105	298	300
Expenses:
Employee compensation and benefits	-	(328)	-	(809)
Other - back-office support	(54)	(74)	(146)	(157)
Net effect of affiliate transactions
before income taxes	$47	(297)	152	(666)

As disclosed in Note 2, on April 2, 2013, BBX Capital invested $71.75 million in Woodbridge in exchange for a 46% equity interest in Woodbridge. The investment was made in connection with Woodbridge’s acquisition of the publicly held shares of Bluegreen. BFC holds the remaining 54% of Woodbridge.  BBX Capital contributed $60 million in cash and issued to Woodbridge an $11.75 million note payable in connection with BBX Capital’s acquisition of its 46% equity interest in Woodbridge.  During September 2015, in connection with the settlement of the Bluegreen shareholder litigation, the $11.75 million Woodbridge note payable was paid-in-full.  During the three month periods ended September 30,  2016 and 2015,  BBX Capital recognized $0 and $124,000, respectively, of interest expense in connection with the Woodbridge note payable. During the nine month periods ended September 30,  2016 and 2015,  BBX Capital recognized $0 and $420,000, respectively, of interest expense in connection with the Woodbridge note payable.

On May 8, 2015, BFC, BBX, Woodbridge, Bluegreen and their respective subsidiaries entered into an “Agreement to Allocate Consolidated Income Tax Liability and Benefits” pursuant to which, among other customary terms and conditions, the parties agreed to file consolidated federal tax returns. The parties will calculate their respective income tax liabilities and attributes as if each of them were a separate filer.  If any tax attributes are used by another party to the

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

agreement to offset its tax liability, the party providing the benefit will receive an amount for the tax benefits realized.  There were no tax sharing agreement payments or receipts during the three and nine months ended September 30, 2016 and 2015, respectively.

On July 27, 2016, BBX Capital entered into the Merger Agreement with BFC and a wholly-owned subsidiary of BFC which provides for BBX Capital to merge with and into the BFC subsidiary and become a wholly-owned subsidiary of BFC.  See Note 1 for a description of the Merger Agreement.

8.   Segment Reporting

The information provided for segment reporting is based on internal reports utilized by management. Results of operations are reported through three reportable segments: BBX, Renin and Sweet Holdings.

The BBX reportable segment activities consist of managing its commercial loan portfolio and real estate properties, the portfolio of charged off loans, its investment in Woodbridge and investments in real estate joint ventures.  The activities of managing the commercial loan portfolios included renewing, modifying, collecting, extending, refinancing and making protective advances on these loans, as well as managing and liquidating real estate properties acquired through foreclosure.

The Renin reportable segment consists of the activities of Renin. Total revenues for the Renin reportable segment include $7.0 million and $5.7 million of trade sales to two major customers and their affiliates for the three months ended September 30, 2016 and 2015, respectively.  Renin’s revenues generated outside of the United States totaled $5.0 million and $5.5 million for the three months ended September 30, 2016 and 2015, respectively.   Total revenues for the Renin reportable segment include $18.3 million and $18.6 million of trade sales to two major customers and their affiliates for the nine months ended September 30, 2016 and 2015, respectively. Renin’s revenues generated outside of the United States totaled $16.1 million and $17.0 million for the nine months ended September 30, 2016 and 2015, respectively.  Renin’s properties and equipment located outside the United States totaled $1.2 million as of September 30, 2016 and as of December 31, 2015.

The Sweet Holdings reportable segment consists of the activities of the acquired operating businesses of Hoffman’s, Williams & Bennett, Jer’s, Helen Grace,  Anastasia, Droga and Kencraft for the three and nine months ended September  30, 2016 and the three months ended September 30, 2015.  Kencraft was acquired on April 1, 2015 and Droga was acquired in May 2015. The activities of Kencraft and Droga are included in Sweet Holdings operating results from the respective dates of acquisition.

In June 2016, the Jer’s sales office and distribution facilities were closed and relocated to Kencraft’s facilities in Utah.  The relocation resulted in the termination of key employees including a sales representative and the President of Jer’s.  Based on the changes in circumstances, management performed an impairment analysis on Jer’s long-lived assets consisting of trademarks, customer relationships and properties and equipment. As a result, BBX Capital recognized an impairment loss of  $423,000 included in selling, general and administrative expenses in BBX Capital’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016.

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

BBX Capital evaluates segment performance based on segment net income after tax. The tables below provide segment information for the three and nine months ended September  30, 2016 and 2015 (in thousands):

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

				Adjusting
				and
			Sweet	Elimination		Segment
For the Three Months Ended:	BBX	Renin	Holdings	Entries		Total
September 30, 2016:
Interest income	$1,313	-	8	-		1,321
Other revenues	6,304	15,624	6,455	-		28,383
Total revenues	7,617	15,624	6,463	-		29,704
Interest expense	-	(62)	(86)	276		128
Recoveries from loan losses, net	10,944	-	-	-		10,944
Asset impairments	30	-	-	-		30
Other costs and expenses	(8,925)	(15,926)	(9,144)	-		(33,995)
Total costs and expenses	2,049	(15,988)	(9,230)	276	(1)	(22,893)
Equity in earnings of unconsolidated companies	14,787	-	-	-		14,787
Foreign exchange gain	-	5	-	-		5
Segment income (loss) before income taxes	24,453	(359)	(2,767)	276		21,603
Provision for income tax	2	-	3	-		5
Net income (loss)	$24,451	(359)	(2,770)	276		21,598
Total assets	$675,641	27,632	38,542	(334,603)		407,212
Equity method investments
included in total assets	$121,470	-	-	-		121,470
Expenditures for segment assets	$112	57	241	-		410
Depreciation and amortization	$279	168	506	-		953

(1)

Includes a reconciling item of $276,000 associated with capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment for the three months ended September 30, 2016.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

					Adjusting
					and
			Sweet		Elimination		Segment
For the Nine Months Ended:	BBX	Renin	Holdings		Entries		Total
September 30, 2016:
Interest income	$3,293	-	8		-		3,301
Other revenues	9,817	45,922	18,375		-		74,114
Total revenues	13,110	45,922	18,383		-		77,415
Interest expense	(2)	(204)	(402)		608		-
Recoveries from loan losses, net	18,979	-	-		-		18,979
Asset impairments	(1,692)	-	-		-		(1,692)
Other costs and expenses	(28,345)	(45,589)	(29,768)	(2)	-		(103,702)
Total costs and expenses	(11,060)	(45,793)	(30,170)		608	(1)	(86,415)
Equity in earnings of unconsolidated companies	27,894	-	-		-		27,894
Foreign exchange gain	-	325	-		-		325
Segment income (loss) before income taxes	29,944	454	(11,787)		608		19,219
Provision for income tax	2	-	3		-		5
Net income (loss)	$29,942	454	(11,790)		608		19,214
Expenditures for segment assets	$601	330	985		-		1,916
Depreciation and amortization	$712	501	1,445		-		2,658

(1)

Includes a reconciling item of $608,000 associated with capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment for the nine months ended September 30, 2016.

(2)

Included in Sweet Holdings “other costs and expenses” were $3.4 million of inventory writedowns as well as $0.4 million of intangible asset impairments and $0.4 million of contract termination costs associated with the closing and relocation of the Jer’s sales office and distribution facilities

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

				Adjusting
				and
			Sweet	Elimination		Segment
For the Three Months Ended:	BBX	Renin	Holdings	Entries		Total
September 30, 2015:
Interest income	$2,720	-	-	-		2,720
Revenues	1,273	14,463	7,079	-		22,815
Total revenues	3,993	14,463	7,079	-		25,535
Interest expense	-	(74)	(213)	282		(5)
Recoveries from loan losses, net	4,427	-	-	-		4,427
Asset impairments, net	(274)	-	-	-		(274)
Other costs and expenses	(12,471)	(14,523)	(9,593)	-		(36,587)
Total costs and expenses	(8,318)	(14,597)	(9,806)	282	(1)	(32,439)
Equity in earnings of unconsolidated companies	10,148	-	-	-		10,148
Foreign exchange loss	-	(236)	-	-		(236)
Segment income (loss) before income taxes	5,823	(370)	(2,727)	282		3,008
Provision (benefit) for income tax	48	(5)	(74)	-		(31)
Net income (loss)	$5,775	(365)	(2,653)	282		3,039
Total assets	$636,785	23,169	37,286	(306,622)		390,618
Equity method investments
included in total assets	$86,866	-	1	-		86,867
Expenditures for segment assets	$939	33	556	-		1,528
Depreciation and amortization	$283	147	446	-		876

(1)

Includes a reconciling item of $282,000 associated with capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment for the three months ended September 30, 2015.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

				Adjusting and
			Sweet	Elimination		Segment
For the Nine Months Ended:	BBX	Renin	Holdings	Entries		Total
September 30, 2015:
Interest income	$5,628	-	-	-		5,628
Revenues	19,571	43,419	17,241	-		80,231
Total revenues	25,199	43,419	17,241	-		85,859
Interest expense	(72)	(223)	(542)	644		(193)
Recoveries from loan losses, net	14,857	-	(1)	-		14,856
Asset recoveries, net	1,599	-	-	-		1,599
Other costs and expenses	(31,131)	(43,591)	(21,966)	-		(96,688)
Total costs and expenses	(14,747)	(43,814)	(22,509)	644	(1)	(80,426)
Equity in earnings of unconsolidated companies	5,188	-	-	-		5,188
Foreign exchange loss	-	(635)	-	-		(635)
Segment income (loss) before income taxes	15,640	(1,030)	(5,268)	644		9,986
Provision (benefit) for income tax	53	(5)	(298)	-		(250)
Net income (loss)	$15,587	(1,025)	(4,970)	644		10,236
Expenditures for segment assets	$968	67	1,146	-		2,181
Depreciation and amortization	$824	447	1,335	-		2,606

1)

Includes a reconciling item $644,000 associated with capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment for the nine months ended September 30, 2015

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

9.  Fair Value Measurement

There were no assets or liabilities measured at fair value on a recurring basis in BBX Capital’s financial statements as of September 30, 2016 and December 31, 2015.

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2016 (in thousands):

		Fair Value Measurements Using
	Carrying	Quoted prices in	Significant		Total
	Amount	Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Nine
	September 30,	Assets	Inputs	Inputs	Months Ended
Description	2016	(Level 1)	(Level 2)	(Level 3)	September 30, 2016
Loans measured for
impairment using the fair value
of the underlying collateral	$5,759	-	-	5,759	101

Impaired real estate held-for-sale	4,292	-	-	4,292	2,596
Total	$10,051	-	-	10,051	2,697

(1)	Total impairments represent the amount of losses recognized during the nine months ended September 30, 2016 on assets that were held and measured at fair value as of September 30, 2016.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of September 30, 2016	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for
impairment using the fair value		Fair Value of	Discount Rates and Appraised
of the underlying collateral	$5,759	Collateral	Value less Cost to Sell	$0.1 - $0.7 million ($0.3 million)

Impaired real estate		Fair Value of
held-for-sale	4,292	Property	Asset Purchase Agreements	$0.3 - $1.5 million ($0.8 million)
Total	$10,051

(1)  Range and average appraised values were reduced estimated by costs to sell.

(2)  Average was computed by dividing the aggregate amounts by the number of loans or real estate properties.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

The following table presents major categories of assets measured at fair value on a non-recurring basis as of September 30, 2015 (in thousands):

		Fair Value Measurements Using
	Carrying	Quoted prices in	Significant		Total
	Amount	Active Markets	Other	Significant	Impairments (1)
	As of	for Identical	Observable	Unobservable	For the Nine
	September 30,	Assets	Inputs	Inputs	Months Ended
Description	2015	(Level 1)	(Level 2)	(Level 3)	September 30, 2015
Loans measured for
impairment using the fair value
of the underlying collateral	$186	-	-	186	120
Impaired real estate held-for-sale
and held-for-investment	1,612	-	-	1,612	1,046
Impaired loans held-for-sale	4,759	-	-	4,759	207
Total	$6,557	-	-	6,557	1,373

(1) Total impairments represent the amount of losses recognized during the nine months ended September 30, 2015 on assets that were held and measured at fair value as of September 30, 2015.

Quantitative information about significant unobservable inputs within Level 3 on major categories of assets measured on a non-recurring basis is as follows (dollars in thousands):

As of September 30, 2015	Fair	Valuation	Unobservable
Description	Value	Technique	Inputs	Range (Average) (1)(2)
Loans measured for impairment			Discount Rates and
using the fair value of the		Fair Value of	Appraised Value
underlying collateral	$186	Collateral	less Cost to Sell	$0.3 million ($0.3 million)

Impaired real estate held-for-		Fair Value of	Discount Rates and Appraised
sale and held-for-investment	1,612	Property	Value less Cost to Sell	$0.4 - $0.7 million ($0.5 million)
		Fair Value of	Discount Rates and Appraised
Impaired loans held-for-sale	4,759	Collateral	Value less Cost to Sell	$0.1 -$0.5 million ($0.2 million)
Total	$6,557

(1)  Range and average appraised values were reduced by estimated costs to sell.

(2)  Average was computed by dividing the aggregate appraisal amounts by the number of appraisals.

There were no material liabilities measured at fair value on a non-recurring basis in BBX Capital’s financial statements as of September 30, 2016 or December 31, 2015.

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

Real Estate Held-for-Sale and Held-for-Investment

Real estate is generally valued using third party appraisals or broker price opinions. These appraisals generally use the market or income approach valuation techniques and use market observable data to formulate an estimate of the fair value of the properties. The market observable data typically consists of comparable property sales, rent rolls, market capitalization rates on income producing properties and risk adjusted discount rates.   The above inputs are considered Level 3 inputs as the appraiser uses professional judgment in the calculation of the fair value of the properties.

The following table presents the fair value of BBX Capital’s consolidated financial instruments as of September 30, 2016:

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	September 30,	September 30,	Assets	Inputs	Inputs
Description	2016	2016	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$120,266	120,266	120,266	-	-
Loans receivable	28,616	31,176	-	-	31,176
Restricted cash and time deposits at financial institutions	350	350	350	-	-
Financial liabilities:
Notes payable	15,547	15,751	-	-	15,751
Principal and interest advances on residential loans	8,255	7,814	-	-	7,814

The following table presents the fair value of BBX Capital’s consolidated financial instruments as of December 31, 2015:

			Fair Value Measurements Using
	Carrying		Quoted prices in
	Amount	Fair Value	Active Markets	Significant	Significant
	As of	As of	for Identical	Other Observable	Unobservable
(in thousands)	December 31,	December 31,	Assets	Inputs	Inputs
Description	2015	2015	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$69,040	69,040	69,040	-	-
Loans receivable including loans held-for-sale, net	55,389	63,668	-	-	63,668
Restricted cash and time deposits at financial institutions	2,651	2,651	2,651	-	-
Financial liabilities:
Notes payable	21,385	21,514	-	-	21,514
Principal and interest advances on residential loans	10,356	9,630	-	-	9,630

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

10.  Commitments and Contingencies

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures as described below:

During the year ended December 31, 2014, the Sunrise and Bayview Partners, LLC joint venture owned 50% by Procacci Bayview, LLC and 50% by BBX Capital refinanced its land acquisition loan with a financial institution.  BBX Capital provided the financial institution with a guarantee of 50% of the outstanding balance of the joint venture’s loan which had an outstanding balance of $5.0 million as of September 30, 2016.

In July 2014, BBX Capital entered into the Hialeah Communities joint venture with CC Bonterra to develop approximately 394 homes in a portion of the newly proposed Bonterra community in Hialeah, Florida. BBX Capital transferred approximately 50 acres of land at an agreed upon value of approximately $15.6 million subject to an $8.3 million mortgage which was assumed by the joint venture.  In March 2015, the joint venture refinanced the $8.3 million mortgage loan as part of a $31.0 million acquisition and development loan.  In March 2016, the loan was modified reducing the loan balance from $31.0 million to $26.5 million. BBX Capital is a guarantor of up to $5.3 million of the joint venture’s $26.5 million acquisition and development loan.

BBX Capital is a guarantor on a $5.5 million note payable of Anastasia owed to the seller. The Anastasia note payable is also secured by the common stock of Anastasia.  In October 2016, BBX Capital made a $2.0 million scheduled principal payment and the outstanding principal balance of the note payable to Anastasia was reduced to $3.5 million.

On August 7, 2015, BBX Sweet Holdings entered into a Loan and Security Agreement and related agreements with Iberiabank, which provides for borrowings of up to $5.0 million on a revolving basis. The outstanding availability of the Iberiabank facility was $5.0 million as of September 30, 2016.  In February 2016, BBX Sweet Holdings executed Addendum No. 1 to the Iberiabank Loan and Security Agreement. The addendum replaced the debt service coverage financial covenant with a working capital to debt ratio financial covenant. The facility is secured by the assets of BBX Sweet Holdings and its subsidiaries and is guaranteed by BBX Capital. BBX Sweet Holdings was in compliance with the debt financial covenants as of September 30, 2016.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Reserves are accrued for matters in which it is probable that a loss will be incurred and the amount of such loss can be reasonably estimated. The actual costs of resolving these legal claims may be substantially higher or lower than the amounts accrued for these claims.  There were no reserves accrued as of September 30, 2016.

In certain matters, BBX Capital is unable to estimate the loss or reasonable range of loss until additional developments in the case provide information sufficient to support an assessment of the loss or range of loss. Frequently in these matters the claims are broad and the plaintiffs have not quantified or factually supported the claim.

BBX Capital believes that liabilities arising from litigation discussed below, in excess of the amounts currently accrued, if any, are not expected to have a material impact on BBX Capital’s financial statements. However, due to the significant uncertainties involved in these legal matters, BBX Capital may incur losses in excess of accrued amounts and an adverse outcome in these matters could be material to the BBX Capital’s consolidated financial statements.

The discussion below does not include litigation relating to companies which are not consolidated into BBX Capital’s financial statements, including Woodbridge and Bluegreen.

The following is a description of certain ongoing or recently concluded litigation matters:

Securities and Exchange Commission Complaint

In early 2012, the SEC brought suit against BBX Capital and Alan B. Levan, BBX Capital’s then-serving Chairman and Chief Executive Officer, alleging disclosure and accounting violations arising from public disclosures published in, or for the fiscal year ended, December 31, 2007. The case is styled In re: Securities and Exchange Commission v. BankAtlantic Bancorp, Inc. and Alan B. Levan. Prior to trial, the district court entered two summary judgments, one finding as a matter of fact that three sentences in an earnings conference call on July 25, 2007 were false, and the other striking a reliance on accountants defense. On December 15, 2014, the jury rendered a verdict finding in favor of BBX Capital and Mr. Alan Levan on all of the claims but the two tied to the pretrial summary judgments. Following the trial, the district court entered a final judgment (i) barring Mr. Alan Levan from serving as an officer or director of any SEC reporting company for two years commencing on December 23, 2015, (ii) imposing monetary penalties of $4,550,000 against BBX Capital and $1,300,000 against Mr. Alan Levan; and (iii) permanently restraining BBX Capital and Mr. Alan Levan from violating securities laws. As a result of the court’s decision, effective December 23, 2015, Mr. Alan Levan resigned as Chairman and Chief Executive Officer of BBX Capital, as Chairman, Chief Executive Officer and President of BFC, and as a director of BBX Capital and BFC. BBX Capital and Mr. Alan Levan appealed the district court’s judgment to the Eleventh Circuit Court of Appeals. On September 28, 2016, the Eleventh Circuit Court of Appeals reversed the pretrial summary judgments and set aside the judgment of the district court. The reversal, once final, will terminate the financial penalties and set aside the two year officer and director bar imposed against Mr. Alan Levan. The court remanded the case for a new trial on the two claims stripped of the summary judgments. The SEC has the right to seek a retrial of the two claims. The order entered by the Eleventh Circuit Court of Appeals will not be final until the time to file motions for rehearing expire or any filed motions for rehearing are denied. Once the decision is final, it is expected that Mr. Alan Levan will be re-appointed as Chairman, Chief Executive Officer and President of BFC and as Chairman and Chief Executive Officer of BBX Capital. Mr. Alan Levan continues to serve BFC and BBX Capital in a non-executive capacity as Founder and strategic advisor to each company’s board of directors.

New Jersey Tax Sales Certificates Antitrust Litigation

On December 21, 2012, plaintiffs filed an Amended Complaint in an existing purported class action filed in Federal District Court in New Jersey adding BBX Capital and Fidelity Tax, LLC, a wholly owned subsidiary of CAM, among others as defendants.  The class action complaint is brought on behalf of a class defined as “all persons who owned real property in the State of New Jersey and who had a Tax Certificate issued with respect to their property that was purchased by a Defendant during the Class Period at a public auction in the State of New Jersey at an interest rate above 0%.”  Plaintiffs alleged that beginning in January 1998 and at least through February 2009, the Defendants were part of a statewide conspiracy to manipulate interest rates associated with tax certificates sold at public auction from at least January 1, 1998, through February 28, 2009. During this period, Fidelity Tax was a subsidiary of BankAtlantic.  Fidelity Tax was contributed to CAM in connection with the sale of BankAtlantic in the BB&T Transaction. BBX Capital and Fidelity Tax filed a Motion to Dismiss in March 2013 and on October 23, 2013, the Court granted the Motion to Dismiss and dismissed the Amended Complaint with prejudice as to certain claims, but without prejudice as to plaintiffs’ main antitrust claim.  BBX Capital reached an agreement to settle the action for $400,000 and the court approved the settlement in September 2016.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – UNAUDITED

Litigation Regarding Proposed Merger

On August 10, 2016, Shiva Stein filed a lawsuit against BFC, Merger Sub, BBX Capital and the members of BBX Capital’s board of directors, which seeks to establish a class of BBX Capital’s shareholders and challenges the currently proposed Merger pursuant to which BBX Capital would merge with and into a wholly-owned subsidiary of BFC.  This action, styled Shiva Stein, on behalf of herself and all others similarly situated, v. BBX Capital Corp., John E. Abdo, Norman H. Becker, Steven M. Coldren, Willis N. Holcombe, Jarett S. Levan, Anthony P. Segreto, Charlie C. Winningham, II, BFC Financial Corporation and BBX Merger Subsidiary LLC, Case No. CACE16014713, was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The plaintiff asserts that the proposed Merger consideration undervalues BBX Capital and is unfair to BBX Capital’s public shareholders, that the sales process was unfair and that BBX Capital’s directors breached their fiduciary duties of care, loyalty and candor owed to the public shareholders of BBX Capital because, among other reasons, they failed to take steps to maximize the value of BBX Capital to its public shareholders and instead diverted consideration to themselves. The lawsuit also alleges that BFC, as the controlling shareholder of BBX Capital, breached its fiduciary duties of care, loyalty and candor owed to the public shareholders of BBX Capital by utilizing confidential, non-public information to formulate the Merger consideration and not acting in the best interests of BBX Capital’s public shareholders. In addition, the lawsuit includes a cause of action against BBX Capital, BFC and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. The lawsuit requests that the court grant an injunction blocking the proposed Merger or, if the proposed Merger is completed, rescind the transaction or award damages as determined by the court.  BFC and BBX Capital believe that the lawsuit is without merit and intend to vigorously defend the action.

A second lawsuit which sought to challenge the merger and included many of the same claims as set forth in the Stein action described above was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida during September 2016. This lawsuit was dismissed with prejudice during October 2016.

BBX Capital and BFC have also received threats of additional litigation relating to the proposed Merger.

11.  Subsequent Event

BBX Capital obtained entitlements to develop raw land in St Johns County, Florida into 1,476 finished lots which will comprise the Beacon Lake Community.  BBX Capital acquired the undeveloped property through foreclosure and intends to sell the finished lots to home builders. The Meadow View at Twin Creeks Community Development District (“CDD”) was formed by St. Johns County in connection with the issuance of community development bonds to fund infrastructure improvements in the Beacon Lake Community.  In November 2016, the CDD issued $21.4 million of bonds.  The CDD bonds are secured by a lien on the property and are repaid through special assessments on the property. The CDD bonds are nonrecourse to BBX Capital.  The carrying value of the property was $9.7 million as of September 30, 2016.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of the following discussion is to provide an understanding of the financial condition and results of operations of BBX Capital Corporation and its subsidiaries for the three and nine months ended September 30, 2016.

This document contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. All opinions, forecasts, projections, future plans or other statements, other than statements of historical fact, are forward-looking statements. Forward-looking statements may include words or phrases such as “plans,” “believes,” “will,” “expects,” “anticipates,” “intends,” “estimates,” “our view,” “we see,” “would” and words and phrases of similar import. The forward looking statements in this document are also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are based largely on management’s expectations and are subject to a number of risks and uncertainties that are subject to change based on factors which are, in many instances, beyond our control. There is no assurance that such expectations will prove to be correct. Future results could differ materially as a result of a variety of risks and uncertainties.

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
•

the risk that the SEC may seek a rehearing of the Eleventh Circuit Court of Appeals ruling that set aside the judgment and penalties imposed by the district court in connection with the action brought by the SEC against BBX Capital and Alan B. Levan, BBX Capital’s former Chairman and Chief Executive Officer;

•

the risk that the SEC prevails in a rehearing or a new trial and BBX Capital’s insurance carrier seeks to obtain reimbursement of the amounts it previously advanced to BBX Capital in connection with the action brought by the SEC against BBX Capital and Alan B. Levan;

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

In addition, this document contains forward looking statements relating to BBX Capital’s ability to successfully implement its currently anticipated business plans, which may not be realized as anticipated, if at all, and BBX Capital’s current and anticipated investments in operating businesses and franchises may not achieve the returns anticipated or may not be profitable, including the risks associated with the operations and activities of:

•	BBX Capital’s investment in Bluegreen (through Woodbridge),
•	BBX Sweet Holdings’ acquisitions of Hoffman’s, Williams & Bennett, Jer’s Chocolates, Droga Chocolates, Helen Grace Chocolates, Anastasia Confections and Kencraft,
•	BBX Capital’s anticipated investments in MOD Super Fast Pizza franchise locations, and
•	BBX Capital’s acquisition with BFC of Renin.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

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

BBX Sweet Holdings acquisitions and BBX Capital’s acquisition of the assets of Renin Corp exposes BBX Capital to the risks of their respective businesses, which include:

•	the amount and terms of indebtedness associated with the acquisitions and operations which may impact BBX Capital’s financial condition and results of operations and limit BBX Capital’s activities;
•	the failure of the companies to meet financial covenants and that BBX Capital may be required to make further capital contributions or advances to the acquired companies;
•	the risk of commodity price volatility;
•	the risk that the integration of these operating businesses may not be completed effectively or on a timely basis;
•	the risk that BBX Capital may not realize any anticipated benefits or profits from these acquisitions; and
•	Renin’s operations expose BBX Capital to foreign currency exchange risk of the U.S. dollar compared to the Canadian dollar and Great Britain pound.

Past performance and perceived trends may not be indicative of future results.  In addition to the risks and factors identified above, reference is also made to other risks and factors detailed in BBX Capital’s Annual Report on Form 10-K, for the year ended December 31, 2015.  BBX Capital cautions that the foregoing factors are not exclusive.

Critical Accounting Policies

Management views critical accounting policies as accounting policies that are important to the understanding of BBX Capital’s financial statements and also involve estimates and judgments about inherently uncertain matters. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated statements of financial condition and assumptions that affect the recognition of income and expenses on the Consolidated Statements of Operations for the periods presented. Actual results could differ significantly from those estimates. Significant estimates that are particularly susceptible to significant change in subsequent periods relate to the determination of the allowance for loan losses, including the valuation of collateral dependent loans, the valuation of loans held-for-sale, the impairment of long-lived assets including amortizable intangible assets, real estate held-for-sale and real estate held-for-investment, the determination of lower of cost or market for inventories, the valuation of assets acquired and liabilities assumed in the acquisition of a business, the amount of the deferred tax asset valuation allowance, accounting for uncertain tax positions and accounting for contingencies. The three accounting policies that BBX Capital has identified as critical accounting policies are allowance for loan losses, inventory reserves and impairment of long-lived assets. For a more detailed discussion of these critical accounting policies see “Critical Accounting Policies” appearing in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

BBX CAPITAL CORPORATION AND SUBSIDIARIES

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

BBX Reportable Segment  - The BBX reportable segment consists of the activities associated with managing its commercial loan portfolio, real estate properties and portfolio of charged off loans retained as part of the sale of BankAtlantic to BB&T and managing its investments in Woodbridge and in real estate joint ventures.

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

Sweet Holdings Reportable Segment - The Sweet Holdings reportable segment consists of the activities of acquired operating businesses in the candy and confection industry including the activities of Hoffman’s, Jer’s, Williams & Bennett, Helen Grace, Anastasia, Kencraft and Droga.  Kencraft was acquired on April 1, 2015 and Droga was acquired in June 2015 and their results are included from the respective dates of acquisition.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Income before provision (benefit) for income taxes for each of BBX Capital’s reportable segments was as follows (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2016	2015	Change	2016	2015	Change
BBX	$24,453	5,823	18,630	29,944	15,640	14,304
Renin	(359)	(370)	11	454	(1,030)	1,484
Sweet Holdings	(2,767)	(2,727)	(40)	(11,787)	(5,268)	(6,519)
Adjusting and reconciling items (1)	276	282	(6)	608	644	(36)
Income before provision (benefit)
for income taxes	21,603	3,008	18,595	19,219	9,986	9,233
Provision (benefit) for income taxes (2)	5	(31)	36	5	(250)	255
Net income	$21,598	3,039	18,559	19,214	10,236	8,978

(1)	Represents capitalized interest on real estate development and joint venture activities in excess of interest expense incurred in the BBX reportable segment.
(2)	Benefit for income taxes for the three and nine months ended September 30, 2015 resulted from acquisition related measurement adjustments.

BBX Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the BBX reportable segment for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
	2016	2015	Change	2016	2015	Change
Interest income	$1,313	2,720	(1,407)	3,293	5,628	(2,335)
Net gains (losses) on sales of assets	5,034	(145)	5,179	5,326	15,296	(9,970)
Income from real estate operations	312	851	(539)	2,278	2,790	(512)
Other revenues	958	567	391	2,213	1,485	728
Total revenues	7,617	3,993	3,624	13,110	25,199	(12,089)
Interest expense	-	-	-	2	72	(70)
Real estate operating expenses	484	1,003	(519)	2,323	3,048	(725)
Recoveries from loan losses, net	(10,944)	(4,427)	(6,517)	(18,979)	(14,857)	(4,122)
Asset impairments (recoveries), net	(30)	274	(304)	1,692	(1,599)	3,291
Selling, general and administrative expenses	8,441	11,468	(3,027)	26,022	28,083	(2,061)
Total costs and expenses	(2,049)	8,318	(10,367)	11,060	14,747	(3,687)
Equity in earnings of Woodbridge Holdings, LLC	10,307	10,306	1	22,101	5,941	16,160
Equity in net earnings (losses) of unconsolidated joint ventures	4,480	(158)	4,638	5,793	(753)	6,546
Income before income taxes	24,453	5,823	18,630	29,944	15,640	14,304
Provision for income taxes	2	48	(46)	2	53	(51)
BBX segment net income	$24,451	5,775	18,676	29,942	15,587	14,355

Total Revenues

The decrease in interest income during the three and nine months ended September 30, 2016 compared to the same 2015 periods resulted primarily from $1.1 million and $2.2 million, respectively, of interest income received from non-

BBX CAPITAL CORPORATION AND SUBSIDIARIES

accrual commercial loans during the 2015 periods and lower consumer, residential and small business loan interest income recognized during the 2016 periods associated with the amortization of loan balances in the portfolios.

Gains on sales of assets during the three months ended September 30, 2016 resulted primarily from a $3.5 million gain on the sale of two commercial land parcels and the recognition of a $1.6 million deferred gain associated with property contributed to a joint venture during the second quarter of 2014. The remaining gains on the sales of assets resulted primarily from sales of residential foreclosed properties.

The losses on the sales of assets during the three months ended September 30, 2015 were associated with the sales of residential properties.

The decrease in gains on the sales of assets during the nine months ended September 30, 2016 compared to the same 2015 period resulted primarily from gains associated with the sales of two properties located in West Palm Beach, Florida during the nine months ended September 30, 2015. One of the properties, which was purchased by JRG/BBX Development joint venture for $10.8 million, was sold to a third party developer for $20.0 million. The other property, which was acquired by BBX through foreclosure and had a $3.2 million carrying value at the date of sale, sold for $11.0 million.  BBX recognized a gain of $15.5 million in connection with these sales.

Income and expenses from real estate operations consisted of rental income and expenses associated with foreclosed properties.  The decline in income and expenses from real estate operations for the three and nine months ended September 30, 2016 compared to the same 2015 periods resulted primarily from the transfer in June 2016 of a residential rental property to properties and equipment.

Included in other revenues during the three and nine months ended September 30, 2016 were $327,000 and $1.2 million, respectively, of revenues from a public storage operating facility and $101,000 and $298,000, respectively, of office facilities revenues from BFC for use of its office space. In June 2016 a student housing facility was transferred from real estate held for sale to property and equipment.  Included in other revenues for the three and nine months ended September 30, 2016 was $279,000 of rental revenues from the student housing facility.

Other revenues during the three and nine months ended September 30, 2015 consisted mainly of $388,000 and $1.0 million, respectively, of income associated with the public storage operating facility and $105,000 and $300,000, respectively, of office facilities revenues from BFC.

Recoveries from Loan Losses

Recoveries from loan losses during the three and nine months ended September 30, 2016 resulted primarily from settlements on charged off loans and recoveries from the charged off loan portfolio.  Recoveries from loan settlements for the three and nine months ended September 30, 2016 were $10.1 million and $16.2 million, respectively.  Recoveries from the charged off loan portfolio for the three and nine months ended September 30, 2016 were $0.8 million and $2.5 million, respectively.  BBX recoveries from loan losses during the 2016 and 2015 periods were generated by legacy loans and due to the nature of these collection activities and the declining balances of legacy loans it is not expected that BBX will generate recoveries consistent with historical amounts.

Recoveries from loan settlements and the charged off loan portfolio for the three months ended September 30, 2015 were $3.4 million and $800,000, respectively.  Recoveries from commercial loan settlements and the charged off loan portfolio for the nine months ended September 30, 2015 were $8.8 million and $3.8 million, respectively.

Asset Impairments/Recoveries

Asset recoveries during the three months ended September 30, 2016 primarily resulted from tax certificate recoveries partially offset by a $140,000 impairment on commercial land held for sale.

Asset impairments during the nine months ended September 30, 2016 resulted primarily from impairments on real estate held for sale properties based on updated valuations reflecting executed sales contracts and reductions in listing prices.

Asset impairments during the three months ended September 30, 2015 resulted primarily from valuation allowance adjustments of $660,000 on foreclosed commercial real estate properties resulting from updated valuations partially offset by recoveries associated with short sales and payoffs of residential loans held-for-sale.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Asset impairments during the nine months ended September 30, 2015 resulted primarily from recoveries of previously written down loans from short sales and payoffs of residential and small business loans held-for-sale partially offset by valuation allowance adjustments of $1.3 million on foreclosed real estate properties resulting from updated valuations.

Selling, General and Administrative Expenses

The $3.0 million and $2.1 million decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2016, respectively, compared to the same 2015 periods resulted primarily from a $3.6 million civil penalty assessed in the final judgment in the SEC action recognized during the 2015 periods partially offset by higher compensation costs  during the 2016 periods in connection with higher share based compensation expenses associated with the issuance of restricted stock units in September 2015, severance costs and higher salaries and bonuses. The higher salaries were due mainly to new hires and the severance costs resulted from a change in management at an operating property.

Equity in Net Earnings and Losses of Woodbridge

BBX recognized equity in earnings of Woodbridge during the three and nine months ended September 30, 2016 of $10.3 million and $22.1 million, respectively, compared to equity in earnings of Woodbridge of $10.3 million and $5.9 million, respectively, during the comparable 2015 periods.  Woodbridge’s equity earnings for the nine months ended September 30, 2015 included a $36.5 million charge for settlement of the litigation brought by Bluegreen’s former shareholders related to Woodbridge’s April 2013 acquisition of Bluegreen.  As BBX has a 46% ownership interest in Woodbridge, the $36.5 million settlement reduced BBX’s equity in earnings of Woodbridge by $16.8 million for the nine months ended September 30, 2015.  The remaining activity of Woodbridge for the three and nine months ended September 30, 2016 and 2015 consists primarily of the operations of Bluegreen.

Bluegreen’s net income was $24.4 million and $56.0 million, respectively, for the three and nine months ended September 30, 2016 compared to $27.0 million and $60.9 million, respectively, during the comparable 2015 periods. The lower Bluegreen net income for the nine months ended September 30, 2016 compared to the same 2015 period resulted primarily from special bonuses totaling $10.0 million paid during the second quarter of 2016. The special bonuses were paid to certain Bluegreen employees and BBX Capital’s Chief Financial Officer, who was previously an employee of Bluegreen.  There were no special bonuses paid during the 2015 nine month period. The special bonuses were partially offset by increased system-wide sales of vacation ownership interests (“VOIs”) during the 2016 periods. The increase in system-wide sales of VOIs resulted primarily from an increase in the number of total tours, which included an increase in new prospect tours, and an increase in the average sales price per transaction. In addition, during the third quarter of 2016, Bluegreen increased the selling price of VOIs by 5%, resulting in an increase to estimated total gross margins to be generated on the sale of VOI inventory.  Under the relative sales value method prescribed for timeshare developers to relieve the cost of VOI inventory, changes to the estimate of gross margin expected to be generated on the sale of VOI inventory are recognized on a retrospective basis in earnings.  Accordingly, during the third quarter of 2016 Bluegreen recognized a benefit to cost of VOIs sold of $5.6 million ($3.4 million, net of tax).

Equity in Net Earnings and Losses of Unconsolidated Real Estate Joint Ventures

BBX recognized equity in net income of unconsolidated joint ventures of $4.5 million and $5.8 million during the three and nine months ended September 30, 2016, respectively, and net losses of $158,000 and $753,000 during the three and nine months ended September 30, 2015, respectively. The unconsolidated real estate joint ventures are generally real estate joint ventures that develop properties for residential and commercial use. The equity in earnings for the three and nine months ended September 30, 2016 reflect earnings from the closings of single-family homes at two joint ventures.  During the three and nine months ended September 30, 2015 the joint ventures were in the construction phases and the losses represented primarily marketing and management fees.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Renin Reportable Segment Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Renin reportable segment for the three and nine months ended September 30, 2016 and 2015 (in thousands):

		For the Three Months			For the Nine Months
		Ended September 30,			Ended September 30,
		2016	2015	Change	2016	2015	Change
Trade sales		$15,624	14,463	1,161	45,922	43,419	2,503
Cost of goods sold		(11,510)	(10,606)	(904)	(33,551)	(32,312)	(1,239)
Gross margin		4,114	3,857	257	12,371	11,107	1,264
Interest expense		62	74	(12)	204	223	(19)
Selling, general and administrative expenses		4,416	3,917	499	12,038	11,279	759
(Gain) loss on foreign currency exchange		(5)	236	(241)	(325)	635	(960)
Total costs and expenses		4,473	4,227	246	11,917	12,137	(220)
Income (loss) before income taxes		(359)	(370)	11	454	(1,030)	1,484
Benefit for income taxes		-	(5)	5	-	(5)	5
Net income (loss)		$(359)	(365)	6	454	(1,025)	1,479
Gross margin percentage	%	26.33	26.67	(0.34)	26.94	25.58	1.36
SG&A as a percent of trade sales	%	28.26	27.08	1.18	26.21	25.98	0.24

Trade sales increased for the three and nine months ended September 30, 2016 compared to the same 2015 periods due mainly to higher sales of barn door products. The improvement in the gross margin percentage for the nine months ended September 30, 2016 compared to the same 2015 period resulted primarily from increased sales of higher margin barn door products compared to lower margin wall décor products. The increase in trade sales was partially offset by the discontinuation of the wall décor product with a major customer during the third quarter of 2015.

During the three and nine months ended September 30, 2016, Renin experienced higher selling, general and administrative expenses associated with hiring new management level employees and increased severance costs as well as increased consulting and maintenance expenditures designed to enhance the product development cycle and improve manufacturing efficiencies. Renin’s new members of management include its CEO hired in June 2015, Vice President of Sales hired in September 2015 and its CFO hired in April 2016. The above increases in selling, general and administrative expenses were partially offset by lower selling and marketing expenses.

The foreign currency exchange gains or losses for the three and nine months ended September 30, 2016 and 2015 resulted from increases or decreases in value of the Canadian dollar compared to the U.S. dollar.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Sweet Holdings Results of Operations

The following table is a condensed income statement summarizing the results of operations of the Sweet Holdings reportable segment for the three and nine months ended September 30, 2016 and 2015 (in thousands):

		For the Three Months			For the Nine Months
		Ended September 30,			Ended September 30,
		2016	2015	Change	2016	2015	Change
Trade sales		$6,463	7,079	(616)	18,383	17,241	1,142
Cost of goods sold		(5,164)	(5,580)	416	(17,129)	(11,904)	(5,225)
Gross margin		1,299	1,499	(200)	1,254	5,337	(4,083)
Interest expense		86	213	(127)	402	542	(140)
Selling, general and administrative expenses		3,980	4,013	(33)	12,639	10,063	2,576
Total costs and expenses		4,066	4,226	(160)	13,041	10,605	2,436
Loss before income taxes		(2,767)	(2,727)	(40)	(11,787)	(5,268)	(6,519)
Provision (benefit) for income taxes		3	(74)	77	3	(298)	301
Net loss		$(2,770)	(2,653)	(117)	(11,790)	(4,970)	(6,820)
Gross margin percentage	%	20.10	21.18	(1.08)	6.82	30.96	(24.13)
SG&A as a percent of trade sales	%	61.58	56.69	4.89	68.75	58.37	10.39

The decrease in trade sales for the three months ended September 30, 2016 compared to the same 2015 period resulted primarily from lower trade sales at Jer’s, and Williams and Bennett partially offset by higher trade sales at Kencraft and Droga as well as higher trade sales at Hoffman’s associated with the opening of new retail stores.

The increase in trade sales for the nine months ended September 30, 2016 compared to the same 2015 period resulted primarily from higher trade sales at Kencraft and Droga as Kencraft was acquired on April 1, 2015 and Droga was acquired on June 1, 2015.

The lower gross margin and gross margin percentage for the three months ended September 30, 2016 compared to the same 2015 period resulted primarily from higher trade sales discounts and promotions, as Sweet Holdings is seeking to expand its points of distribution. Inventory markdowns were approximately $0.2 million during the three months ended September 30, 2016 and related primarily to obsolete packaging inventory at Hoffman’s.  Inventory markdowns were approximately $0.6 million during the three months ended September 30, 2015 and related primarily to Helen Grace obsolete inventory.

The lower gross margin and gross margin percentage for the nine months ended September 30, 2016 compared to the same 2015 period resulted primarily from approximately $3.4 million of inventory markdowns during the nine months ended September 30, 2016 which related primarily to excess and obsolete inventory compared to $0.6 million of inventory markdowns during the nine months ended September 30, 2015.

The decline in interest expense for the three and nine months ended September 30, 2016 compared to the same 2015 periods resulted from a $5.0 million principal paydown of the Iberiabank revolving line of credit in July 2016.

The lower selling, general and administrative expenses for the three months ended September 30, 2016 compared to the same 2015 period reflects the closing of the Jer’s offices in California in June 2016 partially offset by higher compensation, hiring and severance costs associated with hiring industry professionals to integrate and reposition the businesses.

The higher selling, general and administrative expenses for the nine months ended September 30, 2016 compared to the same 2015 period reflects a charge for approximately $0.8 million associated with the closing and relocation of Jer’s sales office and distribution facilities to Kencraft’s facilities in Utah, and costs to enter into new sales channels. Also contributing to the increase in selling, general and administrative expenses for the nine months ended September 30, 2016 compared to the same 2015 period was on-going costs to integrate companies and facilities acquired during the years ended December 31, 2014 and 2015 and higher compensation and consulting expense.  The increased compensation expense related to employee severance costs, the hiring of a Vice President of Operations, Vice President of Finance and recruitment

BBX CAPITAL CORPORATION AND SUBSIDIARIES

expenses related to the hiring of a BBX Sweet Holdings’ CEO in October 2016 as well as new hires in the sales and marketing departments. Selling, general and administrative expenses were also impacted by higher marketing, advertising, compensation and occupancy costs associated with Hoffman’s retail store expansion initiatives.  Further, expenses are being incurred at the Sweet Holdings reportable segment in connection with the opening of additional retail stores and the costs associated with the consolidation of the operations of acquired businesses. It is anticipated that the segment will continue to experience losses as the segment incurs expenses associated with these activities and the continued growth of the segment.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

BBX Capital Consolidated Financial Condition

BBX Capital’s total assets as of September 30, 2016 were $407.2 million compared to $393.5 million as of December 31, 2015.  The changes in the components of total assets from December 31, 2015 to September 30, 2016 are summarized below:

•

Increase in cash resulting primarily from Woodbridge and joint venture dividends, repayments of loans receivable and proceeds from the sales of real estate held-for-sale partially offset by cash used in operating businesses and corporate overhead,

•	Decrease in restricted cash associated with land development activities and the repayment of a note payable with the restricted time deposit securing the note payable,
•	Lower loans receivable and loans held-for-sale balances due to $22.2 million of loan repayments and $4.6 million of loans transferred as a result of foreclosure to real estate held-for-sale,
•

Higher trade receivables due to increased Renin trade receivables associated with installation projects where Renin receives payment upon project completion partially offset by lower Sweet Holdings trade receivables primarily reflecting trade sales seasonality,

•

Decrease in real estate held-for-sale primarily from the sale of $17.6 million of real estate, transfer of a $6.6 million student housing facility to properties and equipment and impairments of $2.9 million partially offset by the transfer of $11.6 million of real estate held-for-investment to real estate held-for-sale due to land entitlements received on a property and real estate acquired through foreclosure,

•

Increase in investment in unconsolidated real estate joint ventures reflecting $5.8 million of joint venture equity earnings and $2.4 million of additional investments partially offset by $7.8 million of joint ventures dividends,

•	Increase in investment in Woodbridge reflecting $22.1 million of equity in earnings partially offset by $19.5 million of dividends,
•	Increase in properties and equipment associated with the transfer of a student housing facility to properties and equipment from real estate held-for-sale and the opening of Hoffman’s retail stores,
•	Increase in inventory resulting primarily from increased Renin inventory partially offset by $3.4 million of Sweet Holdings inventory write-downs, and
•

Decrease in other intangible assets resulting primarily from a $0.4 million impairment in connection with the relocation of the Jer’s sales office and distribution facility to Kencraft and amortization partially offset by a $0.5 million area development fee paid to the MOD Super Fast Pizza franchisor.

BBX Capital's total liabilities at September 30, 2016 were $49.3 million compared to $57.5 million at December 31, 2015.  The changes in the components of total liabilities from December 31, 2015 to September 30, 2016 are summarized below:

•	Decrease in accounts payable resulting primarily from seasonality,
•

Decrease in notes payable associated with a $5.0 million pay-down of the Iberiabank revolving line-of-credit and the repayment of a $1.0 million note payable with a restricted time deposit partially offset by additional borrowings at Renin,

•	Decrease in principal and interest advances on residential loans due to loan and real estate liquidations, and
•	Increase in other liabilities associated with the retirement of Class A Common Stock in connection with BBX Capital’s share based compensation withholding tax obligation.

Liquidity and Capital Resources

BBX Capital’s current assets at September 30, 2016 consisted of cash, inventory and trade receivables aggregating $130.3 million. This does not include $23.0 million of current assets held in Renin. BBX Capital had $17.3 million of current liabilities as of September 30, 2016. This does not include $9.9 million of current liabilities of Renin.  BBX Capital’s principal sources of liquidity are its cash holdings, funds obtained from scheduled payments on loans, loan recoveries, sales of its loans, loan payoffs, sales of real estate held-for-sale, income from income producing real estate, revenues from BBX Sweet Holdings’ operations and dividends received from Woodbridge and BBX Capital’s investments in real estate joint ventures. Management believes that BBX Capital has sufficient liquidity to fund operations for the foreseeable future.

BBX Capital expects that it will receive dividends from time to time from its 46% ownership interest in Woodbridge. During the nine months ended September 30, 2016, BBX Capital received $19.5 million of dividends from Woodbridge. Distributions must be declared by Woodbridge and approved in advance by both BFC and BBX Capital.  Dividends from Woodbridge will be dependent on and subject to Bluegreen’s results of operations and cash flows, as well as restrictions contained in Bluegreen’s debt facilities. As a consequence, BBX Capital may not receive dividends from Woodbridge consistent with prior periods or in the time frames or amounts anticipated, or at all. BBX Capital may also

BBX CAPITAL CORPORATION AND SUBSIDIARIES

receive funds from BFC in connection with its tax sharing agreement to the extent BFC utilizes BBX Capital’s tax benefits in BFC’s consolidated tax return.  BBX Capital also expects to obtain funds in subsequent periods from cash flows on its loans, real estate and investments in unconsolidated real estate joint ventures.  BBX Capital also may seek to obtain funds through borrowings or the issuance of equity securities. BBX Capital anticipates utilizing these funds for general corporate purposes, including selling, general and administrative expenses, loan servicing costs, real estate operating expenses, Renin and BBX Sweet Holdings operating expenses and, to the extent of available liquidity, to pursue its business strategy of investing, directly or through joint ventures, in real estate (which may include the acquisition and/or development of real estate) and operating businesses.  BBX Sweet Holdings currently intends to continue to pursue acquisitions in the candy and confections industry and BBX Capital may also pursue acquisitions in other industries.

BBX Capital has entered into an area development agreement with MOD Super Fast Pizza Franchising, LLC with the goal of developing 50 or more MOD locations throughout Florida over the next seven years, including the major metropolitan markets of Miami, Fort Lauderdale, Palm Beach, Orlando and Tampa. MOD is a national franchisor with 160 MOD locations across 18 states and the United Kingdom.

A significant source of BBX Capital’s liquidity is the liquidation of loans and real estate, recoveries from the charged off loan portfolio, cash proceeds from the contribution of properties to real estate joint ventures, dividends from joint ventures and dividends from Woodbridge.  During the nine months ended September 30, 2016, the proceeds from principal repayments and recoveries from the charged off loan portfolio and sales of real estate were approximately $42.0 million and $20.4 million, respectively. During the nine months ended September 30, 2015, the proceeds from principal repayments of loans and sales of real estate were approximately $27.0 million and $25.1 million, respectively. During the nine months ended September 30, 2015, the Company received $20.7 million of dividends from Woodbridge. There is no assurance that BBX Capital will realize proceeds from these sources in future periods in similar amounts or on similar timeframes.

BBX Capital’s Consolidated Contractual Obligations as of September 30, 2016 were (in thousands):

	Payments Due by Period
		Less than			After 5
Contractual Obligations	Total	1 year	1-3 years	4-5 years	years
Operating lease obligations	$18,470	3,220	6,240	4,443	4,567
Notes payable (1)	15,672	2,711	11,373	-	1,588
Other obligations	250	120	130	-	-
Total contractual cash obligations	$34,392	6,051	17,743	4,443	6,155

(1)	Amounts represent scheduled principal payments and do not include interest payments.

Notes payable as of September 30, 2016 consisted of a term loan and revolving credit advances of Renin with an aggregate balance of $8.2 million, $5.8 million of promissory notes, including promissory notes representing holdback amounts, issued by BBX Sweet Holdings in connection with its acquisitions, and a term loan and revolving line-of-credit of BBX Sweet Holdings with aggregate balances of $1.6 million.  Additionally, BBX Sweet Holdings had $5.0 million of available borrowings under its Iberiabank revolving credit facility as of September 30, 2016.

BBX Capital guarantees certain obligations of its wholly-owned subsidiaries and unconsolidated real estate joint ventures, which are not included in the contractual obligations table above, and also guarantees certain of the obligations in the above table.  See Note 10 Commitments and Contingencies to the “Notes to Condensed Consolidated Financial Statements - Unaudited”, for a discussion of BBX Capital’s contingent obligations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September  30, 2016 to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our

BBX CAPITAL CORPORATION AND SUBSIDIARIES

management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Except as described below, there have been no material changes in our legal proceedings from those disclosed in the “Legal Proceedings” section of our Annual Report in Form 10-K for the year ended December 31, 2015.

Shiva Stein, on behalf of herself and all others similarly situated, v. BBX Capital Corp., John E. Abdo, Norman H. Becker, Steven M. Coldren, Willis N. Holcombe, Jarett S. Levan, Anthony P. Segreto, Charlie C. Winningham, II, BFC Financial Corporation and BBX Merger Subsidiary LLC, Case No. CACE16014713, Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida.

On August 10, 2016, Shiva Stein filed a lawsuit against BFC, Merger Sub, BBX Capital and the members of BBX Capital’s board of directors, which seeks to establish a class of BBX Capital’s shareholders and challenges the currently proposed Merger of BBX Capital with and into a wholly owned subsidiary of BFC.  The plaintiff asserts that the proposed Merger consideration undervalues BBX Capital and is unfair to BBX Capital’s public shareholders, that the sales process was unfair and that BBX Capital’s directors breached their fiduciary duties of care, loyalty and candor owed to the public shareholders of BBX Capital because, among other reasons, they failed to take steps to maximize the value of BBX Capital to its public shareholders and instead diverted consideration to themselves. The lawsuit also alleges that BFC, as the controlling shareholder of BBX Capital, breached its fiduciary duties of care, loyalty and candor owed to the public shareholders of BBX Capital by utilizing confidential, non-public information to formulate the Merger consideration and not acting in the best interests of BBX Capital’s public shareholders. In addition, the lawsuit includes a cause of action against BBX Capital, BFC and Merger Sub for aiding and abetting the alleged breaches of fiduciary duties. The lawsuit requests that the court grant an injunction blocking the proposed Merger or, if the proposed Merger is completed, rescind the transaction or award damages as determined by the court.  BFC and BBX Capital believe that the lawsuit is without merit and intend to vigorously defend the action.

A second lawsuit which sought to challenge the merger and included many of the same claims as set forth in the Stein action described above was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida during September 2016. This lawsuit was dismissed with prejudice during October 2016.

Securities and Exchange Commission v. BankAtlantic Bancorp, Inc. and Alan B. Levan, Case No. 12-60082-CV-SCOLA, United States District Court, Southern District of Florida

On January 18, 2012, the SEC brought an action in the United States District Court for the Southern District of Florida against BBX Capital and Alan B. Levan, BBX Capital’s then-serving Chairman and Chief Executive Officer, alleging that they violated securities laws by not timely disclosing known adverse trends in BBX Capital’s commercial real estate loans, selectively disclosing problem loans and engaging in improper accounting treatment of certain specific loans which may have resulted in a material understatement of its net loss in BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2007. Further, the complaint alleged that Mr. Alan B. Levan intentionally misled investors in related earnings calls. The Court denied summary judgment as to most issues, but granted the SEC’s motion for partial summary judgment that certain statements in one of Alan Levan’s answers on a July 25, 2007 investor conference call were false.  On December 15, 2014, after a six-week trial, the jury found in favor of BBX Capital and Alan B. Levan with respect to the disclosures made during an April 2007 earnings conference call and in BBX Capital’s quarterly reports on Form 10-Q for the 2007 first and second quarters, but found that they had engaged in an act of fraud or deceit toward shareholders or prospective investors by making materially false statements knowingly or with severe recklessness (1) with respect to three statements in the July 25, 2007 conference call referenced above, and (2) in their decision to sell certain loans in the fourth quarter of 2007 and failing to classify the loans as held-for sale in the 2007 Annual Report on Form 10-K.  The jury also found that Mr. Alan B. Levan made or caused to be made false statements to the independent accountants regarding the held for sale issue.

BBX CAPITAL CORPORATION AND SUBSIDIARIES

The SEC sought a final judgment: (i) permanently barring Mr. Alan B. Levan from serving as an officer or director of any SEC reporting company; (ii) imposing civil penalties of $5.2 million against BBX Capital and $1.56 million against Mr. Alan B. Levan; and (iii) permanently restraining BBX Capital and Mr. Alan B. Levan from violating securities laws.  On September 24, 2015, the court entered a final judgment denying the SEC’s request for a permanent bar from Mr. Alan B. Levan serving as an officer or director of any public company, but instead ordered Mr. Alan B. Levan barred from serving as an officer or director of any public company for a period of two years commencing on December 23, 2015. As a result of the court’s decision, on December 23, 2015, Mr. Alan B. Levan resigned as Chairman and Chief Executive Officer of BBX Capital, as Chairman, Chief Executive Officer and President of BFC, and as a director of BBX Capital and BFC.  The court also imposed monetary penalties of $4,550,000 against BBX Capital and $1,300,000 against Mr. Alan B. Levan.    As a result of the bar order, Mr. Alan B. Levan resigned as Chairman and Chief Executive Officer of BBX Capital, as Chairman, Chief Executive Officer and President of BFC, and as a director of BBX Capital and BFC.  Mr. Alan B. Levan continues to serve BFC and BBX Capital in a non-executive capacity as Founder and strategic advisor to each company’s board of directors.

On September 28, 2016, the Eleventh Circuit Court of Appeals reversed the pretrial summary judgment described above and set aside the judgment of the district court.  The reversal, once final, will terminate the financial penalties and set aside the two year officer and director bar imposed against Mr. Alan B. Levan.  The court remanded the case for a new trial on the two claims stripped of the summary judgment. The SEC has the right to seek a retrial of the two claims. The order entered by the Eleventh Circuit Court of Appeals will not be final until the time to file motions for rehearing expire or any filed motions for rehearing are denied. Once the decision is final, it is expected that Mr. Alan B. Levan will be re-appointed as Chairman, Chief Executive Officer and President of BFC and as Chairman and Chief Executive Officer of BBX Capital.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of BBX Capital’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 30, 2016, certain employees of the Company surrendered to the Company a total of 158,024 shares of BBX Capital’s Class A Common Stock as payment in satisfaction of tax withholding obligations relating to the vesting on that date of certain previously reported restricted stock awards granted to the employees. Further information is set forth in the table below:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2016	-	$ -	-
N/A
August 1 – August 31, 2016	-	$ -	-
N/A
September 1 – September 30, 2016	158,024	$ 20.56	-
N/A

BBX CAPITAL CORPORATION AND SUBSIDIARIES

Item 6.  Exhibits

Exhibit 2.1Agreement and Plan of Merger, dated as of July 27, 2016, by and among BFC Financial Corporation, BBX Merger Subsidiary LLC and BBX Capital Corporation (incorporation by reference to Exhibit 2.1 to BBX Capital’s Current Report on Form 8-K, filed with the SEC on July 28, 2016)

Exhibit 2.2 Letter Agreement, dated October 20, 2016, amending the Agreement and Plan of Merger, dated as of July 27, 2016, by and among BFC Financial Corporation, BBX Merger Subsidiary LLC and BBX Capital Corporation (incorporated by reference to Exhibit 2.1 to BBX Capital’s Current Report on Form 8-K, filed with the SEC on October 20, 2016)

Exhibit 31.1Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

BBX Capital Corporation

November 8, 2016	By	/s/Jarett S. Levan
Date		Jarett S. Levan
Acting Chairman of the Board
and Chief Executive Officer; President

November 8, 2016	By:	/s/Raymond S. Lopez
Date		Raymond S. Lopez
Executive Vice President,
Chief Financial Officer